Form 10-K
period 1994-01-02
CORNING INC /NY
filed 1994-03-18
CIK 24741

Securities and
Exchange Commission
Washington, D.C.  20549

Form 10-K


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year ended January 2, 1994
Commission file number 1-3247


Corning Incorporated
One Riverfront Plaza, Corning, NY  14831
607-974-9000

New York
(State of incorporation)

16-0393470
(I.R.S. employer identification no.)


Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each exchange on which registered

Common Stock, $0.50 par value,     New York Stock Exchange
  with attached Preferred Share
  Purchase Right

7 3/4% Sinking Fund Debentures,    New York Stock Exchange
  Due 1998

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes   x   No

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

As of February 2, 1994, shares held by non-affiliates of Corning Incorporated had an aggregate market value of $5,895,218,229.
As of February 2, 1994, 208,672,343 shares of Corning's common stock were outstanding.

Documents incorporated by reference in this annual report:

Part III. Proxy Statement relating to the annual meeting of stockholders on April 28, 1994.

                                  PART I

Item 1.  Business

General

Corning Incorporated traces its origin to a glass business established by the Houghton family in 1851. The present corporation was incorporated in the State of New York on December 24, 1936.

Corning competes in four broadly-based business segments: Specialty Materials, Communications, Laboratory Services and Consumer Products.

Corning is engaged principally in the manufacture and sale of products made from specialty glasses and related inorganic materials having special properties of chemical stability, electrical resistance, heat resistance, light transmission and mechanical strength. Corning and its subsidiaries annually produce some 60,000 different products at 45 plants in eight countries. In addition, Corning engages in laboratory services businesses, including life and environmental sciences and clinical laboratory testing at 62 facilities in ten countries.

A description of Corning and each of its segments is discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 6 through 14 and Note 3 (Information by Industry Segment) of the Notes to Consolidated Financial Statements appearing on pages 27 through 28.

Competition

Corning competes across all of its product lines with many large and varied manufacturers and laboratory service providers, both domestic and foreign.

Within the Specialty Materials segment, Corning's principal products face competition from a variety of material manufacturers, some of which manufacture similar products made from materials other than glass and ceramics. Among other things, innovation, product quality, performance and service are key competitive elements.

Competition within the Communications segment's primary products is intensive among several significant companies. Corning represents an important market presence in the segment's principal product lines. Price and new product innovations are significant competitive factors.

The Laboratory Services segment operates in three primary service businesses and Corning is an important market presence in each business. The competition is generally fragmented among numerous laboratories serving local, regional and national markets, primarily in the United States. The regulatory environment influences competition, as does quality of service and breadth of product offering.

Competition is particularly intense in the field of Consumer Products.
Corning competes in a broad range of products and markets with equally diverse competitors. Primary competitive influences include price, function, design, customer service and the overall retail economies in which Corning's products compete. In certain consumer product lines, Corning has a sizeable market presence.

Given Corning's position as a leader in many of its markets, the competition requires that Corning maintain its market position through technology and product innovation. For the future, Corning's competitive advantage lies in its commitment to research and development, its financial resources and its commitment to quality.

Raw Materials

Corning's production of specialty glasses and related materials requires significant quantities of energy and batch materials.

Although energy shortages have not been a problem recently, Corning has achieved flexibility through important engineering changes to take advantage of the lowest-cost energy source in most significant processes. Specifically, the Company's principal manufacturing processes can now be operated with natural gas, propane, oil or electricity -- or a combination of these energy sources.

As to resources (ores, minerals, and processed chemicals) required in manufacturing operations, availability appears to be adequate. Corning's suppliers from time to time may experience capacity limitations in their own operations, or may eliminate certain product lines; nevertheless, the Company believes it has adequate programs to ensure a reliable supply of batch chemicals and raw materials. For many products, Corning has alternative glass compositions that would allow operations to continue without interruption in the event of specific materials shortages.

Patents and Trademarks

Inventions by members of Corning's research and engineering staff have been, and continue to be, important to the Company's growth. Patents have been granted on many of these inventions in the United States and other countries. Some of these patents have been licensed to other manufacturers, including Corning's associated companies. Many of the earlier patents have now expired.

Most of Corning's products are marketed under the following trademarks:
Corning, Corning Ware, Celcor, Corelle, Corguide, Pyrex, Visions and Vycor. Subsidiaries of Corning frequently use their own trademarks, such as Revere Ware and MetPath.

Protection of the Environment

Corning has a program to ensure that its domestic facilities are in compliance with state and federal pollution-control regulations. This program resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control were approximately $5.5 million in 1993 and are estimated to be $9.8 million in 1994.

Corning's 1993 operating results were charged with approximately $24.3 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control. The level of these costs is not expected to change substantially in 1994. Corning believes that its compliance program will not place it at a competitive disadvantage.

Other

Additional information in response to Item I is found in Note 15
(International Activities) of the Notes to Consolidated Financial Statements appearing on page 42 and Five Years in Review - Historical Comparison appearing on pages 45 through 46.

Except as otherwise indicated by the context, the terms "Corning" or "Company" as used herein, mean Corning Incorporated and its consolidated subsidiaries.


Item 2.  Properties

Corning operates a total of 45 manufacturing plants and processing facilities, 34 of which are located in the United States. Corning also engages in laboratory services businesses, including life and environmental sciences and clinical laboratory testing at 62 facilities, 49 of which are domestic. Corning owns substantially all of its executive and corporate buildings, which are located in Corning, New York. Corning also owns substantially all of its manufacturing, laboratory services, research and development, and administrative facilities.

During the last five years, Corning has invested $1,712.8 million in property, construction, expansion and modernization. Of the $443.1 million spent in 1993, $107.6 million was spent on facilities outside the United States.

Manufacturing, laboratory services, and research and development facilities at consolidated locations have an aggregate floor space of approximately 19.0 million square feet. Distribution of this total area is:

(million square feet)                  Total     Domestic  Foreign

Manufacturing and laboratory services   15.9        12.1      3.8
Research and development                 2.6         1.5      1.1

                                        18.5        13.6      4.9

Many facilities manufacture products included in more than one industry segment. Total assets and capital expenditures by industry segment are included in Note 3 (Information by Industry Segment) of the Notes to Consolidated Financial Statements appearing on pages 27 through 28. Information concerning lease commitments is included in Note 14 (Commitments and Guarantees) of the Notes to Consolidated Financial Statements appearing on page 41.

In the opinion of management, Corning's facilities are suitable and adequate for production and distribution of the Company's products. At January 2, 1994 Corning owned no significant amounts of surplus or idle property.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued for its estimated liability with respect to each of these sites and has not reduced the liability for any potential insurance recoveries. The aggregate liability is not material to the Company's operations or financial position.

Breast Implant Litigation. Corning continues to be a defendant in two types of cases previously reported involving the silicone-gel breast implant products or materials formerly manufactured or supplied by Dow Corning or a Dow Corning subsidiary. These cases include (1) several purported securities class action lawsuits and shareholder derivative lawsuits filed against Corning by shareholders of Corning alleging, among other things, misrepresentations and omissions of material facts, breach of duty to shareholders and waste of corporate assets relative to the silicone-gel breast implant business conducted by Dow Corning and (2) as of February 2, 1994 over 4,800 lawsuits filed in various state courts against Corning and others (including Dow Corning) by persons claiming injury from the silicone-gel breast implant products or materials formerly manufactured by Dow Corning or a Dow Corning subsidiary. Several of such suits have been styled as class actions and others involve multiple plaintiffs. All of the tort lawsuits filed against Corning in federal courts had been ordered consolidated in the United States District Court, Northern District of Alabama. In early December 1993, Corning was dismissed from the more than 3,000 cases pending in such federal courts. The decision by the District Court is non-appealable and, although the District Court noted that it was "highly unlikely" that additional discovery would produce new evidence, the decision is subject to reconsideration if additional information is discovered or if there is a change in state law. Certain state court cases against Corning have been consolidated, for the purposes of discovery and pretrial matters. The securities suits are all pending in the United States District Court for the Southern District of New York.

Corning's management does not believe that the purported securities class action lawsuits or the purported shareholder derivative lawsuits or the tort actions filed against Corning described above will have a material adverse effect on Corning's financial condition or the results of its operations.

Dow Corning has informed Corning that as of January 20, 1994, Dow Corning has been named in 41 purported breast implant product liability class action lawsuits and approximately 11,800 individual breast implant product liability lawsuits (which number includes all or substantially all of the 4,800 lawsuits referred to above) and that Dow Corning anticipates that it will be named as a defendant in additional breast implant lawsuits in the future. Dow Corning has also stated that it is vigorously defending this litigation.

Verdicts in breast implant litigation against Dow Corning and other defendants which have gone to judgment have varied widely, ranging from dismissal to the award of significant compensatory and punitive damages.

Dow Corning has also informed Corning that Dow Corning believes that a substantial portion of the indemnity and defense costs related to the breast implant litigation brought and to be brought against it is and will be covered by product liability insurance available to it but that the insurance companies issuing the policies in question have reserved the right to deny coverage under various theories and in many cases have refused to pay defense and indemnity costs which have been incurred by Dow Corning. In this regard, on June 30, 1993, Dow Corning instituted litigation in California against certain insurance companies which had issued product liability insurance policies to it from 1962 through 1985 seeking declaratory judgments that the insurance company defendants are liable to indemnify Dow Corning for such liabilities and costs and, in the case of certain insurance company defendants, damages including punitive damages. In September, 1993, several of Dow Corning's insurers filed a complaint against Dow Corning and other insurers for declaratory relief in Michigan and moved for the action brought by Dow Corning in California to be dismissed in favor of the Michigan litigation. On October 1, 1993, this motion was granted. Corning understands that, in light of this ruling, Dow Corning has elected to litigate coverage issues on breast implant product liability lawsuits and claims in the Michigan proceeding. Notwithstanding the pendency of this litigation, Dow Corning expects to continue negotiations with such insurance companies to obtain an agreement on a formula for the allocation among these insurers of payments of defense and indemnity expenses related to breast implant products liability lawsuits and claims.

On September 9, 1993, Dow Corning announced that representatives of plaintiffs and defendants involved with silicone breast implant litigation have developed a proposed "Statement of Principles for Global Resolution of Breast Implant Claims" (the "Statement of Principles"). The Statement of Principles summarizes a proposed resolution of all claims arising out of breast implants which have been or could be asserted against various implant manufacturers, suppliers, physicians and hospitals (the "Proposed Settlement").

The Statement of Principles does not constitute an agreement and a number of issues remain to be resolved before a settlement agreement can be reached.

Under the Proposed Settlement, if implemented, industry participants (the "Funding Participants") would contribute up to $4.75 billion over a period of thirty years to establish several special purpose funds. The Proposed Settlement would establish several special purpose funds and define the circumstances under which payments from the funds would be made. The Proposed Settlement includes provisions for (a) class membership and the ability of plaintiffs to opt out of the class, (b) the establishment of defined funds for medical diagnostic/evaluation procedures, explanation, ruptures, compensation for specific diseases and administration, (c) payment terms and timing and (d) claims administration. The Proposed Settlement defines periods during which breast implant plaintiffs may elect not to settle their claims by way of the Proposed Settlement and continue their individual breast implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). In certain circumstances, if any defendant who is a Funding Participant considers the number of Opt Out Plaintiffs maintaining lawsuits against such defendant to be excessive, such defendant can withdraw from participation in the Proposed Settlement. Dow Corning is currently negotiating with other potential parties to the Proposed Settlement to reach a tentative settlement agreement conceptually similar to the Statement of Principles.

Corning has been informed that Dow Corning's management believes that a settlement incorporating concepts underlying the Statement of Principles would be a responsible and cost efficient approach to resolving breast implant litigation against Dow Corning. Corning understands that Dow Corning is currently evaluating the Proposed Settlement in that light and believes that it would be viable only if, among other things, (a) an acceptable agreement as to allocation of liability under the Proposed Settlement among Fund Participants can be reached, (b) adequate insurance support is provided to Funding Participants by their insurance carriers and (c) the number of Opt Out Plaintiffs is minimal.

On January 14, 1994, Dow Corning announced that it would take a pre-tax charge against earnings for the fourth quarter of 1993 of $640 million ($415 million after-tax) to reflect its best estimate, as of that date, of the net present value of its potential liability and costs, net of the recoveries it expects to receive from its insurance carriers, as a result of its involvement in the breast implant litigation. Dow Corning noted in this announcement that as breast implant litigation settlement negotiations continue additional facts and circumstances may develop which may require Dow Corning to revise this estimate or to make additional provisions to reflect any additional costs of resolving this matter.

On that same date, Corning announced that, as a result of Dow Corning's decision to take this charge, Corning would record a charge of $203 million after-tax against its equity in earnings of associated companies for the fourth quarter of 1993 and against the carrying value of its investment in Dow Corning at the end of fiscal 1993.

If the tort actions filed against Dow Corning or any settlement of the breast implant controversy should require Dow Corning to record any additional charges against income, the effect on Corning of any such charges would be limited to its consequent impact (in the amount of approximately 50% of the amount thereof) on Corning's reported equity in earnings of associated companies for the period such loss is recognized, on the book value of Corning's equity investment in Dow Corning and on Corning's retained earnings. Corning does not believe that its share of any additional charge taken by Dow Corning resulting from the proposed settlement will have a material adverse effect upon Corning's financial condition. However, it is possible that Corning's share of any such charge taken by Dow Corning will have a material adverse effect upon Corning's earnings in the quarter in which any such charge is recognized by Dow Corning.

Other Dow Corning Matters. Dow Corning received a request dated July 9, 1993 from the Boston Regional Office of the Commission for certain documents and information related to silicone breast implants. The request states that the Boston Regional Office is conducting an informal investigation which "concerns Dow Corning, its subsidiary Dow Corning Wright and parent corporations, Dow Chemical Co. and Corning Inc." Dow Corning has informed Corning that Dow Corning has responded to this request enclosing the documents and information requested along with related information.

During the first quarter of 1993, Dow Corning received two federal grand jury subpoenas initiated by the DOJ seeking documents and information related to silicone breast implants. Dow Corning has informed Corning that it has delivered the documents and information requested.

Department of Justice Investigation. In September, 1993, MetPath Inc. and MetWest Inc., a wholly-owned subsidiary of Unilab Corporation, in which Corning had at the time an interest of approximately 43%, entered into a Settlement Agreement (the "Settlement Agreement") with the United States Department of Justice ("DOJ") and the Inspector General of the Department of Health and Human Services the ("Inspector General"). Pursuant to the Settlement Agreement, MetPath and MetWest paid to the United States a total of $39.8 million in settlement of civil claims by the DOJ and the Inspector General that MetPath and MetWest had fraudulently induced physicians to order certain laboratory tests from them without realizing that such tests would be billed to Medicare at rates higher than those such physicians believed were applicable.

Certain state and private insurers, as well as the Federal Civilian Health and Medical Program for the Uniformed Services, have questioned the practices which were covered by the Settlement Agreement and it is not clear at this time what, if any, additional exposure Corning may have to these entities and to other persons which may assert claims on the basis of these or other practices.

During August, 1993, MetPath, MetWest and Damon Corporation (which was acquired by Corning in that month) together with other participants in the industry received subpoenas from the Inspector General seeking information regarding their practices with respect to 14 enumerated tests offered in conjunction with automated chemical test panels. Of these 14 tests, 5 were covered by the Settlement Agreement and consequently MetPath and MetWest are not being required to provide further information with regard to them. MetPath, MetWest and Damon are in the process of complying with these subpoenas. The results of these investigations cannot currently be predicted but the possibility that they may result in additional claims by or settlements with parties other than the DOJ and the Inspector General cannot be excluded.

Other Legal Proceedings. During September, 1993, two individuals filed in the Supreme Court of the State of New York (one in New York County and one in Suffolk County) separate purported derivative actions against Corning, as nominal defendant, and Corning's Directors and certain of its officers seeking on behalf of Corning compensatory and punitive damages in unspecified amounts (and plaintiffs' costs and disbursements including attorneys' and experts' fees) by reason of the alleged responsibility of the actual defendants for the conduct which gave rise to the settlement in the MetPath litigation described above and their alleged failure to cause Corning to make timely disclosure thereof. These two actions have been consolidated in a single action before the Supreme Court of the State of New York in New York County.

During October, 1993, two individuals instituted in the United States District Court for the Southern District of New York purported class actions on behalf of purchasers of Corning securities in the open market during the period from September 17 to October 6, 1993 against Corning, certain of its Directors and officers and the underwriters of Corning's offering, on September 17, 1993, of $100 million of 6.75% Debentures due on September 15, 2013. The complaints generally allege that the defendants failed to make timely disclosures of adverse developments in Corning's business and seek compensatory and punitive damages in unspecified amounts (and plaintiffs' costs and expenses including attorneys' fees and disbursements). These two actions have been consolidated.

Corning's management does not believe that the purported class action lawsuits or the purported shareholder derivative lawsuits described above will have a material adverse effect on Corning's financial condition or the results of its operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                  PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

This information is included in Quarterly Operating Results and Related Market Data, Five Years in Review - Historical Comparison, and Investor Information, appearing on pages 44, 45 through 46, and 47, respectively.


Item 6.  Selected Financial Data

This information is included in Five Years in Review - Historical Comparison appearing on pages 45 through 46.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Corning's consolidated sales of $4,004.8 million in 1993 were up 8% from 1992. Approximately half of this growth was attributable to recent acquisitions, with the remaining growth led by the Laboratory Services and Communications segments. Consolidated sales in 1992 increased 14% from 1991 also as a result of strong performance by the Laboratory Services segment, due in part to acquisitions, and the Communications segment.

As a result of non-recurring charges, Corning incurred a net loss in both 1993 and 1992.

Net losses totaled $15.2 million ($0.09 per common share) in 1993 and included net non-recurring charges against consolidated operations totaling $202.8 million ($117.9 million after tax and minority interest). These charges included $36.5 million for the settlement and related legal expenses incurred in the compromise agreement between MetPath, Corning's clinical-testing business, and the Civil Division of the Department of Justice; a restructuring charge of $170.5 million as a result of costs to integrate the Damon and Costar acquisitions and a planned company-wide program to reduce assets and overhead costs during the next year; and a non-operating gain of $4.2 million. Corning also recorded a $203.1 million reduction in equity earnings as a result of a charge taken by Dow Corning Corporation related to breast-implant litigation and a $9.5 million reduction in equity earnings as a result of a restructuring charge taken by Vitro Corning, S.A. de C.V.

As a result of non-recurring charges in 1992, Corning recorded a net loss of $12.6 million ($0.08 per common share) compared with net income of $316.8 million ($1.69 per common share) in 1991. Non-recurring charges in 1992 included an after-tax charge of $294.8 million ($1.56 per common share) to reflect the cumulative effect of adoption of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," (FAS 106) for all consolidated and equity companies and a gain of $8.2 million ($0.04 per common share) to reflect Corning's equity in the cumulative effect of adoption of Financial Accounting Standard No. 109, "Accounting for Income Taxes," by an equity company.

Earnings from consolidated operations, excluding non-recurring gains and losses, declined 4% in 1993 when compared with 1992. This decline was principally due to weak performance in the Consumer Products segment and the cyclical businesses of the Specialty Materials segment, especially those in Europe. In addition, lower prices reduced the rate of growth in both the MetPath clinical-testing business and the optical-fiber and optical-cable businesses. Earnings were also impacted by increased interest expense on debt incurred to finance the acquisition of Damon and capital expansion programs.

Equity earnings in 1993, excluding non-recurring charges, were up 14% over 1992 primarily as a result of improved performance at Samsung-Corning Company, Ltd. and Dow Corning. These gains were offset somewhat by a decline in earnings from the optical-fiber equity companies and continued poor operating performance at Vitro Corning.

In 1992, earnings from consolidated operations increased 12% over 1991 with the growth led by the Communications and Laboratory Services segments. Equity earnings in 1992 declined substantially from 1991 levels due to non-recurring charges and reduced operating earnings at Dow Corning and losses at both Vitro Corning and Unilab Corporation.

Industry Segments

Corning's products and services are grouped into four industry segments:
Specialty Materials, Communications, Laboratory Services and Consumer Products. The sales and earnings of equity affiliates are discussed in terms of these same four industry segments. Additional information on the acquisitions discussed in the segment analysis is in Note 2 (Business Combinations) of the Notes to Consolidated Financial Statements appearing on pages 26 through 27.


Specialty Materials
(In millions)

                               1993      1992      1991

Consolidated sales           $758.7    $750.1 (1)$704.4

Income before taxes (2)        73.6 (3)  93.8 (1)  92.2


(1)The 1992 results of certain businesses which have been transferred from the Consumer Products segment to the Specialty Materials segment have been reclassified to conform to the current year's presentation.
(2)Both 1992 and 1993 include the incremental expense due to the adoption of FAS 106 which totaled $8.5 million in 1992.
(3)Includes $26.5 million of restructuring charges.

Consolidated operations: Consolidated sales of this segment have increased modestly in each of the last three years. The increase in 1993 segment sales resulted primarily from the acquisition of Costar Corporation. Excluding the impact of restructuring charges, earnings have also increased over the past three years. Restructuring charges in 1993 included $8 million of transaction costs related to the Costar acquisition and $18.5 million of severance and other costs to restructure operations both in the United States and in Europe.

Segment performance in 1993 was led by the science-products businesses. Sales and earnings of the science-products businesses were up significantly over 1992 reflecting improved manufacturing efficiencies in both the plastic and glass product lines, continued strength in the market for plastic science products, and the acquisition of Costar Corporation. In the third quarter, Corning acquired Costar, a manufacturer of disposable plastic products, membrane filters, cartridge and filtration equipment used in life-science laboratories and industrial plants throughout the world. With this acquisition, Corning more than doubled the size of its existing plastics business. The modest sales growth of the science-products businesses in 1992 over 1991 was attributable to the growth in the market for plastic products. Earnings gains in 1992 were primarily due to manufacturing efficiencies in the plastics line.

Sales of the environmental-products business in 1993 were up slightly over 1992 due primarily to strong sales in North America offset by declines in the European markets. Legislation mandating the use of pollution-control devices continues to drive the increase in demand for automotive and diesel substrates. Earnings in 1993 were down when compared with 1992 due to the weak European economies. Sales and earnings of this business increased in 1992 over 1991 due to volume and manufacturing efficiency gains.

Sales of Corning's other Specialty Materials businesses, consisting of optical products, lighting, and other advanced materials, declined in 1993 and 1992. Sales of these businesses in 1993 increased in the United States but were down significantly in Europe due to weak economic conditions. Growth in the optical products business continues to be negatively impacted by plastic optical products. Earnings of these businesses in total declined in 1993 and 1992.

In December 1993, Corning sold its process systems business which had annual sales of approximately $40 million. Both the operating results of this business and impact of this transaction were not material.

Equity companies:
(In millions)
                              1993      1992      1991

Net sales                  $2,322.4  $2,230.6  $2,090.5

Corning's share of net income (loss)   (139.2)     20.3 (1) 83.5


(1)  Before equity in changes in accounting methods.


Corning is an investor in and receives income from a number of equity companies in the Specialty Materials segment, including Dow Corning, Pittsburgh Corning Corporation and Pittsburgh Corning Europe, N.V. Dow Corning's sales increased in each of the last three years. Corning's equity in earnings of Dow Corning was reduced by $203.1 million, $24.5 million and $8.2 million in 1993, 1992 and 1991, respectively, as a result of charges taken by Dow Corning related to its terminated breast-implant business and by restructuring charges totaling $13.2 million in 1992. Excluding special charges, earnings were up in 1993 following a decline in 1992 due to improved operating performance at Dow Corning. The 1992 decline was caused by weak worldwide economies and the increase in postretirement benefit expense caused by the adoption of FAS 106 at Dow Corning.

In September 1993, Dow Corning announced that a proposal had been developed to settle, on a global basis, matters involved in litigation over silicone-gel breast-implant products. The proposal, which is being reviewed by representatives of the plaintiffs and defendants in such litigation, contemplates that industry participants (including manufacturers, raw material suppliers, insurance carriers, physicians and other health care providers) would jointly fund $4.75 billion over a 30-year period.

Dow Corning recorded an accounting charge of $415 million after tax in the fourth quarter of 1993 which included Dow Corning's best estimate of the net present value of its potential liability for breast-implant litigation based on current settlement negotiations, and also included provisions for legal, administrative and research costs related to breast implants. As breast-implant litigation settlement negotiations continue, additional facts and circumstances may develop which may require Dow Corning to revise its current estimate or record additional provisions.

Corning does not believe that its share of any additional accounting charge taken by Dow Corning resulting from the proposed settlement will have a material adverse effect upon Corning's overall financial condition. However, it is possible that Corning's share of any such charge taken by Dow Corning will have a material adverse effect upon Corning's earnings in the quarter in which any such charge is recognized by Dow Corning.

Outlook: The modest positive sales trend experienced in this segment over the last three years is expected to continue in 1994. Sales growth is expected to come primarily from the continued strength of the plastics science-products business and from the ceramic substrates business as new and pending environmental regulations become effective in the United States and foreign countries. Although performance of this segment will continue to be affected by the European and Japanese economies, consolidated earnings are expected to grow modestly due primarily to continued cost control and restructuring measures and manufacturing efficiencies. Dow Corning's sales and operating earnings are expected to improve in 1994.

Communications
(In millions)

                              1993      1992      1991

Consolidated sales         $1,192.0  $1,036.6    $901.8

Income before taxes (1)       243.3 (2) 230.1     189.1



(1)Both 1992 and 1993 include the incremental expense due to the adoption of FAS 106 which totaled $9.1 million in 1992.
(2)Includes $10.7 million of restructuring charges.

Consolidated operations: Consolidated sales in this segment have grown during the past three years driven by continued strong growth in worldwide demand for optical fiber and optical cable. The conventional-video components and advanced display products businesses also experienced strong sales increases in 1993. Excluding restructuring charges, earnings were up in 1993 due to volume growth and improved manufacturing performance in the advanced display products and conventional-video components businesses and a modest increase in earnings of the optical-fiber and optical-cable businesses. Sales and earnings in the projection-video business reached record levels in 1993. Restructuring charges of $10.7 million in 1993 included severance and other costs associated with an overhead reduction program. Segment earnings in 1992 increased over 1991.

Sales of Corning's optical-fiber and optical-cable businesses increased significantly in both 1993 and 1992. Market growth has been led by the increased use of fiber-optic cable in the feeder portions of telephone networks and the rapidly growing use of fiber in cable-television systems. Despite record volume growth, earnings of the optical-fiber and optical-cable businesses increased only slightly due to aggressive pricing to secure long-term optical-cable supply contracts. Earnings in 1992 increased over 1991. Corning continues to invest in the development of several businesses in this segment which provide a variety of optical components to bring optical fiber to the home.

In 1993, Corning increased its acquisition activity in this segment to expand its market for optical-fiber products and related optical components. In the third quarter of 1993, Siecor Corporation acquired the telecommunications business of GTE Control Devices Incorporated which manufactures single- and multi-line network interface devices, solid state protection devices for central office and building entrance terminals, and optical hardware products. In December 1993, Corning and Siecor signed a definitive agreement to acquire the assets relating to the optical-fiber and optical-cable businesses of Northern Telecom Limited. Under terms of the agreement, Corning will provide $87 million of the purchase price and Siecor will provide $43 million. Northern Telecom is a major supplier of optical fiber and optical cable to Canadian and international markets. This transaction is expected to close in the first quarter of 1994.

Sales in the conventional-video components and projection-video businesses increased significantly in 1993. The recovering U.S. television market and a shift in product mix from medium to larger size video components contributed to the strong sales increase. Sales in 1992 increased over 1991. Earnings were up in 1993 and 1992 as a result of higher volume and continuing manufacturing efficiency improvements.

Sales in the advanced display products business, which produces liquid-crystal display glass, increased significantly in both 1993 and 1992. As a result of the growth in sales and solid manufacturing gains, this business experienced profitability for the first time in 1993 despite continued significant investment in research and development. In 1993, Corning began construction of melting units in Japan and in the United States which will significantly increase production capacity to meet the demands of this growing market.

In 1993, Corning and Seagate entered into the first major sales contract for Corning's new MemCor glass-ceramic memory disk which is used for high-performance disk drives in computers. This product significantly increases storage capacity and, because of its strength, improves reliability. Although the Seagate contract represents an important milestone in the development of this product, the profitability of this business will continue to be impacted by significant development spending.

Sales of Biosym Technologies Inc., which was acquired in the third quarter of 1992, contributed to the sales growth of this segment. Biosym specializes in the development, marketing, and support of computer-aided molecular design software. Biosym's profitability was impacted by the weak economies in Japan and Europe and a slowdown in sales to pharmaceutical companies caused by uncertainty surrounding the impact of health-care reform.

Equity companies:
(In millions)                  1993      1992      1991

Net sales                     $680.2    $685.8    $609.1

Corning's share of net income   35.4      37.4      25.8


Samsung-Corning, a South Korean manufacturer, produces glass panels and funnels for entertainment television and display monitors. Samsung-Corning's sales and earnings increased in 1993 and 1992. The 1993 increase in sales and earnings reflected higher volumes and share gains due to the strengthening yen along with reduced financing costs. The 1992 increase was primarily a result of increased sales and improved manufacturing performance. In 1993, Samsung-Corning completed a transaction which will expand its manufacturing capacity into Eastern Europe.

Sales and earnings of Corning's optical-fiber equity companies declined in 1993 due primarily to a decrease in volume and pricing pressures felt most heavily in Europe. Earnings were flat in 1992 compared with 1991 primarily as a result of adverse market conditions in the United Kingdom.

Outlook: Segment performance is expected to improve in 1994. Sales volumes in the optical-fiber and optical-cable businesses are expected to continue to grow, although the rate of growth in earnings will continue to be impacted by worldwide pricing pressures. Sales and earnings of the advanced display products business are expected to continue their rapid growth trend. Sales and earnings in the conventional-video components and projection-video businesses are expected to continue their upward trend. Equity earnings in this segment are expected to decline due to the impact of two major glass furnace repairs on Samsung-Corning sales offset by a slight improvement in the optical-fiber equity companies.

Laboratory Services
(In millions)

                              1993      1992      1991

Consolidated sales         $1,319.5  $1,149.8    $884.3

Income before taxes           125.3 (1) 203.1     155.5



(1) Includes a $36.5 million charge for the MetPath settlement and $58.5 million of restructuring charges.

Consolidated operations: Consolidated sales in this segment achieved record levels in each of the last three years, reflecting the strong performance trend in existing businesses and the impact of strategic acquisitions. Earnings were significantly impacted by non-recurring charges in 1993. Excluding these charges, earnings increased, but at a slower pace in 1993 than in prior years as a result of pricing pressures and significant uncertainty in the health care industry.

In August 1993, MetPath completed the acquisition of Damon Corporation, a clinical-testing business. In addition, in November 1993, MetPath completed a transaction with Unilab Corporation which resulted in the acquisition of Unilab's laboratories in Denver, Dallas, and Phoenix. With the completion of these transactions, MetPath is strategically positioned with efficient low-cost operations throughout the United States.

MetPath's sales increased in both 1993 and 1992. Approximately 75% of the 1993 sales growth resulted from the Damon and other acquisitions. Excluding the impact of non-recurring charges, MetPath's 1993 earnings were up slightly due to the acquisition of Damon. Earnings growth in 1993 was hindered by competitive pricing pressures and an increasingly higher mix of business from lower-priced managed-care clients. MetPath recorded a $58.5 million restructuring charge in 1993 primarily for costs of closing MetPath facilities as a result of the integration of Damon and MetPath operations. This integration should provide MetPath with significant synergies and additional opportunities to reduce unit costs in 1994 and 1995.

In September 1993, MetPath recorded a charge of $36.5 million to reflect the settlement and related legal expenses associated with its compromise agreement with the Civil Division of the Department of Justice to settle claims brought on behalf of the Inspector General, U.S. Department of Health and Human Services. The claims related to the marketing, sale, pricing and billing of certain blood-test series provided to Medicare patients. The settlement does not constitute an admission by MetPath with respect to any issue arising from the civil action. In the third quarter 1993, MetPath, along with other major clinical laboratories, received subpoenas for additional information relating to certain other tests. In addition, certain payors are reviewing their reimbursement practices for laboratory tests in response to announcements by certain competitors and continued pressure by government agencies. The outcome of these events is uncertain but could increase the current downward price trend in the clinical-testing industry.

Sales of the pharmaceutical services businesses have increased during the last three years. Earnings improved significantly in 1993 and 1992 primarily as a result of strong volume growth and cost-reduction actions. SciCor, which was acquired in 1991, reported increased revenues and operating profits in both 1993 and 1992 as the market for clinical drug trials continues to grow.

Sales at Enseco, the environmental-laboratory testing company, declined slightly in 1993 due to weak market conditions and a scale-back in operations. Sales in 1992 increased over 1991 levels primarily due to a late 1991 acquisition. Earnings increased slightly in both 1993 and 1992 resulting from improved operating efficiencies and cost-reduction programs.

Equity companies:
(In millions)
                               1993      1992      1991

Net sales                      $18.0    $228.4    $198.7

Corning's share of net income (loss)      (0.5)     (8.5)    0.7


In November 1993, MetPath acquired 100% of certain Unilab facilities in exchange for a majority of the Unilab shares owned by MetPath, the assumption of approximately $70 million of Unilab debt, and MetPath's investment in J.S. Pathology PLC. MetPath retained a 12% equity investment in Unilab. At year end 1992, MetPath owned 43% of Unilab and, in contemplation of this transaction, accounted for it using the cost method of accounting for investments in 1993.

Outlook: Sales of the Laboratory Services segment are expected to increase as a result of the Damon acquisition and volume gains in all businesses. MetPath's earnings are expected to increase as a result of significant cost reductions over the next year and synergies from the Damon acquisition offset somewhat by the continuing price pressures in the health care industry. Solid growth is expected to continue in the pharmaceutical services businesses. The environmental-laboratory testing business will continue to emphasize cost efficiencies and quality.

Consumer Products
(In millions)

                              1993      1992      1991

Consolidated sales           $734.6    $772.2 (1)$768.7

Income before taxes (2) (3)   (35.4)    (20.3) (1) 57.7


(1)The 1992 results of certain businesses which have been transferred from the Consumer Products segment to the Specialty Materials segment have been reclassified to conform to the current year's presentation.
(2)Both 1992 and 1993 include the incremental expense due to the adoption of FAS 106 which totaled $6.3 million in 1992.
(3)Includes $46.5 million and $63.3 million of restructuring charges in 1993 and 1992, respectively.


Consolidated operations: Consolidated sales in the Consumer Products segment declined in 1993 in comparison with 1992 due to the impact of a poor worldwide retail sales environment and the recent exit from the Brazilian market. Profitability has been affected by increased promotion costs, reduced manufacturing to realign inventory levels with lower sales volumes and reserves for certain inventory and product claims. Segment profits were also adversely impacted in 1993 by restructuring charges. Sales in 1992 were up in comparison with 1991; however, earnings in 1992 were down primarily due to a restructuring provision for the shutdown of operations in Brazil.

In December 1993, Corning and Vitro S.A. of Mexico agreed to end their cross ownership of Corning Vitro Corporation in the United States and Vitro Corning in Mexico. As a result of this transaction, Corning Vitro changed its name to Corning Consumer Products Company. Corning and Vitro will continue their consumer products alliance through cross distribution and supply agreements.

Corning Consumer Products' sales decreased in the North American and European markets in 1993. The decline in the U.S. market was attributable primarily to trade inventory corrections and reduced promotional activity. European sales continue to be impacted by the weak economy. In 1992, sales increased in North America but declined in Europe. Sales improved in Asia-Pacific in both 1993 and 1992.

Sales of Corning Ware cookware and Pyrex ware improved in 1993 compared with 1992. These increases were offset, however, by declines in sales of Visions ware, due partially to Corning Consumer Products' exit from Brazil. Sales of Corelle dinnerware and Revere Ware cookware declined slightly. Corelle dinnerware volume was affected by trade inventory corrections and reduced trade promotional activity.

Restructuring charges totaling $46.5 million in this segment included costs of a reduction in the salaried work force, the consolidation of Corning Ware cookware and Visions ware manufacturing, and the consolidation of North American packaging operations.

Sales of Steuben crystal increased over 1992 due to a general increase in volume as well as the opening of several new retail stores and wholesale galleries and new product introductions. Earnings of this business improved slightly in 1993 due to improved glass melting performance and quality initiatives.

Equity companies:
(In millions)
                               1993      1992      1991

Net sales                     $285.2    $273.4     $87.7

Corning's share of net income (loss)     (15.7)     (5.4)   1.7

Equity in earnings in 1993 continued to be negatively impacted by the poor operating results of Vitro Corning due to the combined impact of the weak Mexican economy, domestic Mexican inflation, increasing foreign competition in Mexico and the strength of the Mexican peso. Vitro Corning's 1993 operating losses were offset somewhat by a favorable non-recurring tax adjustment. Corning also recorded a $9.5 million reduction in equity earnings resulting from a restructuring charge taken by Vitro Corning in 1993. The decline in 1992 was the result of equity losses recorded by Vitro Corning, due primarily to adverse retail market conditions in Mexico.

Outlook: Sales and earnings are expected to improve in 1994 as the benefits of restructuring programs implemented in 1993 and a focused marketing strategy positively impact performance. The change from cross ownership to distribution and supply agreements with Vitro is expected to have a modest positive impact on earnings. Economic uncertainties, especially in Europe, will continue to impact this segment.


Other Revenues and Deductions

Non-operating gains and losses: In 1993, Corning recognized a non-operating gain of $4.2 million ($2.6 million after tax).

In 1992, Corning recognized net non-operating gains from consolidated operations totaling $7.0 million ($21.7 million after tax), including a gain of $10.1 million (before and after tax) from the sale of an additional equity interest in Corning Japan K.K. and a pre-tax loss of $7.3 million ($9.0 million after-tax gain) from the formation of the consumer housewares venture with Vitro.

In 1991, Corning recognized net non-operating gains from consolidated operations totaling $8.1 million ($14.6 million after tax) which included a gain of $5.3 million (before and after tax) on the sale of an equity interest in Corning Japan.

Provision for restructuring and other special charges: In 1993, Corning recorded a charge of $170.5 million ($98.5 million after tax of $64.6 million and minority interest of $7.4 million) as a result of costs to integrate the Damon and Costar acquisitions and as a result of a planned company-wide restructuring program to reduce assets and overhead costs during the next year. Also in 1993, MetPath recorded a charge of $36.5 million ($22.0 million after tax) to reflect the settlement and related legal expenses associated with its compromise agreement with the Civil Division of the Department of Justice to settle claims brought on behalf of the Inspector General, U.S. Department of Health and Human Services.

In 1992, Corning recorded a provision of $63.3 million ($32.1 million after tax of $22.9 million and minority interest of $8.3 million) as a result of Corning Vitro's decision to restructure its Brazilian operations.

Equity earnings: In 1993, Corning recognized a $203.1 million reduction in equity earnings as a result of an accounting charge taken by Dow Corning related to breast-implant litigation and a $9.5 million reduction in equity earnings as a result of a restructuring charge taken by Vitro Corning.

In 1992, Corning recognized a $37.7 million reduction in equity earnings which included $24.5 million of accounting charges associated with Dow Corning's terminated breast-implant business and $13.2 million of restructuring charges associated with Dow Corning's exit from its Brazilian operations and other cost-reduction programs.

In 1991, Corning recognized an $8.2 million reduction in equity earnings to reflect an accounting charge recorded by Dow Corning for costs associated with its terminated breast-implant business.


Taxes

Corning's effective tax rate varies between years due primarily to the impact of certain non-operating gains and losses and restructuring charges. The effective tax rates, excluding these items, were 31% in 1993, 33% in 1992, and 37% in 1991. The reduced 1993 rate is primarily due to tax benefits associated with the sale of the process systems business and the revaluation of deferred tax assets discussed below. The reduced 1992 rate resulted from the implementation of repatriation programs and increased utilization of tax credits.

Corning adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes," (FAS 109) at the beginning of 1993. The impact of adoption of FAS 109 was not material. On August 10, 1993, the Revenue Reconciliation Act of 1993 (the Act) was signed into law. The Act increased the U.S. corporate statutory tax rate from 34% to 35% for years beginning after December 31, 1992, changed the deductibility of certain expenses and extended certain tax credits. The increase in the statutory tax rate resulted in a gain from the revaluation of Corning's net deferred tax assets in the third quarter 1993 which lowered the 1993 effective tax rate. Excluding this gain, the impact of the Act did not have a material impact on Corning's effective tax rate.

Note 6 (Income Taxes) of the Notes to Consolidated Financial Statements appearing on pages 33 through 34, reconciles the effective tax rate to the statutory tax rate.


Liquidity and Capital Resources

Corning's working capital of $451.4 million at the end of 1993 declined slightly from $465.2 million at the end of 1992. The ratio of current assets to current liabilities was 1.4 at the end of 1993 compared with 1.6 at the end of 1992. Corning's ratio of long-term debt to total capital increased to 45% at the end of 1993 from 28% at the end of 1992. The change in the ratio of long-term debt to total capital is primarily due to the financing of the Damon acquisition.

In 1993, Corning increased its available bank credit lines by $155 million. In addition, Corning borrowed $600 million under agreements with two banks to finance the acquisition of Damon for approximately $405 million in cash and the refinancing of approximately $167 million of Damon's debt. In August 1993, Corning filed a shelf registration statement with the Securities and Exchange Commission to increase the amount of registered debt securities from $50 million to $500 million. In September 1993, Corning issued $200 million of longer-term debt securities in public offerings and used the proceeds of such offerings to repay a portion of the acquisition debt. Corning intends to refinance a significant portion of the remaining acquisition debt with the proceeds of an offering of equity securities in 1994.

Cash Flows

Cash flows from operating activities increased in 1993 compared with 1992 primarily due to a significant reduction in net current operating assets and liabilities (excluding the impact of acquisitions) offset by the payment by MetPath to the Department of Justice and the suspension of dividends from Dow Corning. Cash flows from operating activities increased in 1992 over 1991 primarily due to improved operations.

Cash used in investing activities increased significantly in 1993 over 1992 primarily due to the acquisition of Damon for approximately $405 million. Cash used in investing activities also increased in 1992 over 1991 primarily due to increased investments in plant and equipment and acquisitions in the Laboratory Services segment, partially offset by the receipt of $137 million of net proceeds from the formation of Corning Vitro and Vitro Corning. Capital spending increased in 1993 when compared with 1992 primarily due to the expansion of the liquid-crystal display facility in Japan and the completion of the company's corporate headquarters building. Capital spending increased in 1992 over 1991 primarily due to the continued expansion of the Wilmington, N.C., optical-fiber manufacturing facility, the construction of additional facilities to support growth in the Laboratory Services segment and the construction of the corporate headquarters building. At year end 1993, Corning's capital commitments totaled approximately $199.2 million.

In 1993, cash provided by financing activities increased significantly over 1992 primarily as a result of increased borrowings to finance the acquisition of Damon and the telecommunications business of GTE Control Devices Incorporated and to finance continued capital expansion programs. In 1992, cash used in financing activities increased significantly over 1991 due to higher levels of common stock repurchases and the timing of dividend payments.

Corning repurchased 1,323,700; 2,910,500; and 1,989,000 shares of its common stock in 1993, 1992, and 1991, respectively, pursuant to a systematic plan authorized by the Board of Directors. This activity is designed to provide shares for Corning's various employee-benefit programs. Corning suspended its share repurchase program in May 1993 to conserve cash for acquisition purposes.

Dividends paid to common shareholders in 1993 totaled $134.1 million compared with $176.7 million in 1992 and $92.6 million in 1991. The higher 1992 payment resulted from a $0.15 per-share special dividend declared in 1991 and paid in 1992 and the payment of the fourth quarter 1992 dividend prior to the end of fiscal 1992. Excluding these items, the increase in dividends paid was caused by an increase in the dividend rate of 10% and 17% in 1993 and 1992, respectively, and the increase in common shares outstanding.


Environment

Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued for its estimated liability with respect to each of these sites and has not reduced the liability for any potential insurance recoveries. The aggregate liability is not material to the company's operations or financial position.


Effects of Inflation

Amounts reflected in the financial statements do not provide for the effect of inflation on operations or financial position. The expenses and asset values, specifically those related to long-lived assets, reflect historical cost and do not necessarily represent replacement cost or charges to operations based on replacement cost. Corning's operations are geared to provide funds from operations which would be sufficient along with other sources to replace fixed assets as necessary. Net income would be lower than reported if the effects of inflation were reflected by charging operations for replacement costs.


Item 8.  Financial Statements

See Item 14 (a) 1.

Item 9.  Disagreements on Accounting and Financial Disclosures

None.


                                 PART III

Item 10.  Directors and Executive Officers

A list of Directors of the Company, appearing under the caption "Nominees for Election as Directors" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 28, 1994, is incorporated by reference in this Annual Report on Form 10-K.

Executive Officers of the Registrant

James R. Houghton (57)   Chairman of the Board and Chief Executive Officer
Mr. Houghton joined Corning in 1962. In 1965 he was named European Area manager. In 1968 he was elected a vice president and appointed general manager of the Consumer Products Division. He was elected a director in 1969, and in 1971 was elected vice chairman with responsibility for the company's international operations. He was elected chairman in 1983.

Roger G. Ackerman (55)   President and Chief Operating Officer
Mr. Ackerman joined Corning in 1962. In 1972 he was appointed president of Corhart Refractories Co. He was named senior vice president and general manager of Corning Ceramics in 1980. He was named director of the Manufacturing and Engineering Division in 1981. He was elected president and chief executive officer of MetPath Inc. in 1983. He was elected group president and a director in 1985. He was elected president in 1990.

Van C. Campbell (55)   Vice Chairman
Mr. Campbell joined Corning in 1964. He was elected assistant treasurer in 1971, treasurer in 1972, a vice president in 1973, financial vice president in 1975 and senior vice president for finance in 1980. He became general manager of the Consumer Products Division in 1981. He was elected vice chairman and a director in 1983.

Dr. David A. Duke (58)   Vice Chairman
Dr. Duke joined Corning in 1962 and subsequently served in research and management positions. He was elected vice president of the Telecommunications Products Division in 1980 and elected a senior vice president in 1984. He was made director of research and development in 1985 and became responsible for research, development and engineering in 1987. He was elected vice chairman and a director in 1988.

Kenneth W. Freeman (43)   Executive Vice President
Mr. Freeman joined Corning in 1972 and has served in a variety of key financial and managerial positions. He was elected controller and a vice president in 1985, named a senior vice president in 1987, and named general manager of the Science Products Division in 1989. He was appointed president and chief operating officer of Corning Asahi Video Products Company in 1990. He was named executive vice president of Corning Incorporated in 1993.

Norman E. Garrity (52)   Executive Vice President
Mr. Garrity joined Corning in 1966 and subsequently served in a variety of manufacturing and engineering management positions. In 1979 he was named sales and marketing manager for Corning Electronics. In 1984 he was named general manager of the Electrical Products Division and subsequently named vice president. He was named senior vice president in 1986, responsible for the Specialty Materials Group manufacturing and engineering. He was elected executive vice president of the Specialty Materials Group in 1990.

E. Martin Gibson (55)   Chairman of the Board, Corning Lab Services Inc.
Mr. Gibson joined Corning in 1962 and subsequently served in a succession of product planning, sales and management positions. He was elected a vice president in 1973 and a senior vice president in 1980. In 1983, he was elected a group president, responsible for Consumer Products and Laboratory Sciences, and a director. In 1990, Mr. Gibson was elected chairman and chief executive officer of Corning Lab Services, Inc.

John W. Loose (51)   Executive Vice President
Mr. Loose joined Corning in 1964 and subsequently held a variety of sales and marketing positions in the Consumer Products Division. In 1986 he was named vice president and general manager for the Asia-Pacific area. In 1988 he was named vice president for Corning International Corporation and president and chief executive officer of Corning Asahi Video Products Company. In April 1990 he was named senior vice president. He was elected executive vice president of the Information Display Group in 1990. He was named executive vice president of the Consumer Products Group and president and chief executive officer of Corning Consumer Products Company in 1993.

Jan H. Suwinski (52)   Executive Vice President
Mr. Suwinski joined Corning in 1965 and subsequently held various managerial positions in the Technical Products and Latin America/Asia Pacific areas. In 1985 he was appointed a vice president and general manager of the Telecommunications Products Division, and in 1986 was named a senior vice president. He was elected executive vice president of the Opto-Electronics Group in 1990.

Larry Aiello, Jr. (44)   Vice President and Controller
Mr. Aiello joined Corning in 1973 and has served in various accounting and management positions. He was appointed an assistant controller in 1989, and vice president and general manager of the Opto-Electronic Components Products Division in 1990. In 1993, he was elected vice president and controller.

Peter Booth (54)   Senior Vice President
Mr. Booth joined Corning in 1974 as international counsel and was elected a vice president of Corning International Corporation in 1975. He became corporate counsel in 1980. In 1983 he was appointed director of Corporate Plans and elected vice president and secretary. He became executive vice president of Corning Japan K.K. in 1986. In 1991 he was named senior vice president of Strategy and Development.

Robert L. Ecklin (55)   Senior Vice President
Mr. Ecklin joined Corning in 1961 and served in a variety of U.S. and international manufacturing and engineering managerial positions. For Corning Engineering he served as its vice president in 1982 and was appointed its president in 1983. In 1986 he became vice president of Business Development. He was named general manager of the Industrial Products Division in 1989 and senior vice president in 1990.

Robert C. Forrest (58)   Senior Vice President
Mr. Forrest joined Corning in 1960 and has subsequently held a variety of manufacturing and engineering managerial positions. In 1986 he was named vice president responsible for manufacturing and engineering for the Telecommunications Products Division. He was named senior vice president and general manager of the Telecommunications Products Division in 1990.

Sandra L. Helton (44)   Vice President and Treasurer
Ms. Helton joined Corning in 1971 and served in various engineering and financial positions. In 1986 she was named assistant treasurer. She was elected a vice president and treasurer in 1991.

A. John Peck, Jr. (54)   Secretary
Mr. Peck joined Corning in 1972. He has served as assistant counsel and an associate counsel in the Legal Department. He was named assistant secretary in 1981 and elected secretary in 1988.

William C. Ughetta (61)   Senior Vice President and General Counsel
Mr. Ughetta joined Corning in 1968 as assistant secretary and assistant counsel. He was elected secretary of the corporation in 1971 and vice president in 1972. He was elected a senior vice president in 1983.


Item 11.  Management Remuneration and Transactions

Information covering Management Remuneration and Transactions, appearing under the captions "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Other Matters" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 28, 1994, is incorporated by reference in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information with respect to Security Ownership of Certain Beneficial Owners, appearing under the caption "Security Ownership of Certain Beneficial Owners" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 28, 1994, is incorporated by reference in this Annual Report on Form 10-K.


Item 13.  Certain Relationships and Related Transactions

A description of transactions with management and others and certain business relationships, appearing under the captions "Directors Compensation and Other Matters Relating to Directors" and "Other Matters" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 28, 1994, is incorporated by reference in this Annual Report on Form 10-K.


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this report:

     1. Index to financial statements, financial statement schedules, and supplementary data, filed as part of this report:

                                                                Page
          Consent of Independent Accountants                     21

          Report of Independent Accountants                      21

          Consolidated Statements of Income                      22

          Consolidated Balance Sheets                            23

          Consolidated Statements of Cash Flows                  24

          Notes to Consolidated Financial Statements           25-43

          Supplementary Data:
               Quarterly Operating Results and Related Market Data    44
               Five Years in Review - Historical Comparison    45-46
               Investor Information                              47

          Financial Statement Schedules:

          II    Amounts Receivable from Related Parties and Underwriters,
                Promoters, and Employees other than Related Parties   48-50
           V    Property, Plant and Equipment                  51-53
          VI    Accumulated Depreciation of Property, Plant and Equipment  51-
53
        VIII    Valuation Accounts and Reserves                51-53
          IX    Short-term Borrowings                            54
           X    Supplementary Income Statement Information       55

     2.  Exhibits filed as part of this report:  see (c) below.

(b)  Reports on Form 8-K filed during the last quarter of fiscal 1993:

     A report on Form 8-K dated October 19, 1993, was filed in connection with the registrant's medium-term notes facility which includes Corning's third quarter earnings press release of October 19, 1993.

(c)  Exhibits filed as part of this report:

     #3.  Articles of incorporation of the Registrant.

          Restated Certificate of Incorporation, dated July 12, 1989, and the Certificate of Amendment, dated September 28, 1989, of the Restated Certificate of Incorporation of the Registrant which appear as
          Exhibit 3(a) to the 1989 Annual Report on Form 10-K are incorporated herein by reference in this Annual Report on Form 10-K pursuant to an exemption in accordance with Section 232.102(a) of Regulation S-T.

          By-laws of Corning Incorporated which appear as Exhibit 3(a) to the 1990 Annual Report on Form 10-K are incorporated herein by reference in this Annual Report on Form 10-K pursuant to an exemption in accordance with Section 232.102(a) of Regulation S-T.

          Certificate of Amendment, dated April 30, 1992, of the Restated Certificate of Incorporation of the Registrant to the 1992 Annual Report on Form 10-K are incorporated herein by reference in this Annual Report on Form 10-K pursuant to an exemption in accordance with Section 232.102(a) of Regulation S-T.

     #4. Instruments defining the rights of security holders are incorporated herein by reference in this Annual Report on Form 10-K pursuant to an exemption in accordance with Section 232.102(a) of Regulation S-T.

          Rights Agreement dated July 2, 1986, and the Amendment to the Rights Agreement dated October 4, 1989, that define the preferred share purchase rights which trade with the Registrant's common stock, which appear as Exhibit 1 to Form 8-K, dated July 14, 1986 and
          Exhibit 1 to Form 8-K, dated October 4, 1989, respectively.

          Indenture dated May 13, 1986, between Hazleton Corporation and Nation's Bank of Virginia, N.A., successor trustee to Sovran Bank, N.A., defining rights of holders of Hazleton Corporation 6 1/2% convertible subordinated debentures due 2006 which appears as
          Exhibit 4 to the 1987 Annual Report on Form 10-K is incorporated herein by reference in this Annual Report on Form 10-K pursuant to an exemption in accordance with Section 232.102(a) of Regulation S-T.

     #12. Computation of ratio of earnings to fixed charges.

     #21. Subsidiaries of the Registrant at January 2, 1994.

     #24  Powers of attorney.

(d)  Dow Corning Corporation and Subsidiary Companies, consolidated:
                                                                      Page
     Report of Independent Accountants                                 56

     Consolidated balance sheets at December 31, 1993, and December 31, 1992
58-59

     Consolidated statements of operations and retained earnings
       for the years ended December 31, 1993, 1992 and 1991            60

     Consolidated statements of cash flows for the years ended December 31,
1993, 1992 and 1991                                                    61

     Notes to consolidated financial statements                      62-79

     Supplementary Data - Quarterly Financial Information              80

     Financial statements of unconsolidated subsidiary companies and associated companies accounted for under the equity method, other than Dow Corning Corporation, have been omitted. Summary financial information on Corning's equity-basis companies is presented in Note 4 (Investments) of the Notes to Consolidated Financial Statements appearing on pages 29 through 30.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated


    /s/ James R. Houghton
By                          Principal Executive Officer        March 7, 1994
     (James R. Houghton)


     /s/ Van C. Campbell
By                          Vice Chairman                      March 7, 1994
      (Van C. Campbell)     and Principal Financial Officer


    /s/ Larry Aiello, Jr.
By                          Vice President,                    March 4, 1994
     (Larry Aiello, Jr.)    Controller and Principal
                            Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated.

                            Capacity                                Date
           *
                            Chairman of the Board,             March 4, 1994
  (James R. Houghton)       Principal Executive Officer
                            and Director


           *
                            Director                           March 4, 1994
  (Roger G. Ackerman)


           *
                            Director                           March 4, 1994
    (Robert Barker)


           *
                            Director                           March 4, 1994
    (Mary L. Bundy)


           *
                            Director                           March 4, 1994
   (Van C. Campbell)


           *
                            Director                           March 4, 1994
(Barber B. Conable, Jr.)

           *
                            Director                           March 4, 1994
    (David A. Duke)


           *
                            Director                           March 4, 1994
   (E. Martin Gibson)


           *
                            Director                           March 4, 1994
     (Gordon Gund)


           *
                            Director                           March 4, 1994
   (John M. Hennessy)


           *
                            Director                           March 4, 1994
(Vernon E. Jordan, Jr.)


           *
                            Director                           March 4, 1994
   (James W. Kinnear)


           *
                            Director                           March 4, 1994
  (James J. O'Connor)


           *
                            Director                           March 4, 1994
  (Catherine A. Rein)


           *
                            Director                           March 4, 1994
    (Henry Rosovsky)


           *
                            Director                           March 4, 1994
 (William D. Smithburg)


           *
                            Director                           March 4, 1994
 (Robert G. Stone, Jr.)


    /s/ William C. Ughetta
*By
   (William C. Ughetta, Attorney-in-fact)

Consent of Independent Accountants


Price Waterhouse

March 18, 1994

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-8 (Nos. 2-77248, 2-89349, 33-12605, 33-25162, 33-30575, 33-30815, 33-47133, 33-53272, 33-62682,
33-50201 and 33-57742) and Form S-3 (Nos. 33-12951, 33-28917, 33-40956, 33-
42737, 33-44295, 33-49903 and 33-51481) of Corning Incorporated of our report dated January 24, 1994, which appears below on this Form 10-K and our report relating to the Dow Corning Corporation financial statements dated January 20, 1994, which is included in Item 14(d) on this Form 10-K.


/s/ Price Waterhouse
1177 Avenue of the Americas
New York, New York  10036




Report of Independent Accountants


Price Waterhouse

January 24, 1994, except Note 16 which is as of February 7, 1994



To the Directors and Stockholders of Corning Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)1 on page 17 present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at January 2, 1994 and January 3, 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which required we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 5, the Company adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," in 1992.



/s/ Price Waterhouse
1177 Avenue of the Americas
New York, New York  10036

CONSOLIDATED STATEMENTS OF INCOME
Corning Incorporated and Subsidiary Companies


Years Ended January 2, 1994, January 3, 1993,
 and December 29, 1991
(In millions, except per-share amounts)          1993      1992        1991

Revenues

  Net sales                                   $4,004.8  $3,708.7  $3,259.2
  Royalty, interest and dividend income           29.9      35.3      27.6
  Non-operating gains                              4.2       7.0       8.1

                                               4,038.9   3,751.0   3,294.9

Deductions

  Cost of sales                                2,597.0   2,411.3   2,121.6
  Selling, general and administrative expenses   774.0     692.2     622.5
  Research and development expenses              173.1     151.1     130.7
  Provision for restructuring and other special
    charges                                      207.0      63.3
  Interest expense                                88.2      62.6      58.1
  Other, net                                      42.9      33.9      34.6

  Income before taxes on income                  156.7     336.6     327.4
  Taxes on income                                 35.3      92.5     110.6

  Income before minority interest and equity
    earnings                                     121.4     244.1     216.8
  Minority interest in earnings of subsidiaries  (16.6)    (21.6)    (17.3)
  Equity in earnings (losses) of associated
   companies before cumulative effect of
   changes in accounting methods in 1992        (120.0)     43.8     111.7

Income (Loss) before Extraordinary Credit
  and Cumulative
 Effect of Changes in Accounting Methods
  (per common share, ($0.09)/1993; $1.40/1992;
   $1.66/1991)                                   (15.2)    266.3     311.2
  Tax benefit of loss carryforwards                          7.7       5.6
  Cumulative effect of changes in accounting
   methods (per common share, ($1.52)/1992)               (286.6)

Net Income (Loss)
  (per common share, ($0.09)/1993; ($0.08)/1992;
   $1.69/1991)                                $  (15.2) $  (12.6) $  316.8

See Notes to Consolidated Financial Statements beginning on page 25.

The cumulative effect on prior years of changes in accounting methods in 1992, net of applicable income taxes and minority interests, consists of a charge of $294.8 million ($1.56 per common share) from a change in accounting method for postretirement benefits other than pensions and a gain of $8.2 million ($0.04 per common share) from a change in accounting method for income taxes by an equity company.

CONSOLIDATED BALANCE SHEETS
Corning Incorporated and Subsidiary Companies

January 2, 1994, and January 3, 1993
(In millions, except share amounts)                 1993        1992 *
Assets

Current Assets
  Cash                                           $   80.7    $   61.7
  Short-term investments, at cost, which
   approximates market value                         80.1        71.4
  Accounts receivable, net of doubtful
   accounts and allowances - $70.5/1993;
   $56.8/1992                                       691.1       662.3
  Inventories                                       353.9       346.3
  Deferred taxes on income and other current
   assets                                           265.9       147.6

  Total current assets                            1,471.7     1,289.3

Investments
  Associated companies, at equity                   586.5       926.2
  Others, at cost                                    44.2        18.1
Plant and Equipment, at Cost,
  Net of Accumulated Depreciation                 1,759.8     1,605.0
Goodwill and Other Intangible Assets,
  Net of Accumulated Amortization - $106.8/1993;
   $94.7/1992                                     1,009.1       220.7
Other Assets                                        360.4       227.0

Total Assets                                     $5,231.7    $4,286.3

Liabilities and Stockholders' Equity

Current liabilities
  Loans payable                                  $  141.7    $  103.4
  Accounts payable                                  245.1       215.4
  Other accrued liabilities                         633.5       505.3

  Total current liabilities                       1,020.3       824.1

Other Liabilities                                   668.6       574.6
Loans Payable Beyond One Year                     1,585.6       815.7
Minority Interest in Subsidiary Companies           245.7       241.2
Convertible Preferred Stock                          25.7        26.9
Common Stockholders' Equity
  Common stock, including excess over par value
   and other capital - Par value $0.50 per share;
   authorized - 500,000,000 shares.
   Shares issued: 1993-228,037,728;
   1992-220,111,119                                 626.8       567.9
  Retained earnings                               1,581.9     1,704.1
  Less cost of 27,401,318/1993 and 26,212,761/1992
   shares of common stock in treasury              (516.5)     (473.6)
  Cumulative translation adjustment                  (6.4)        5.4

  Total common stockholders' equity               1,685.8     1,803.8

Total Liabilities and Stockholders' Equity       $5,231.7    $4,286.3

*  Reclassified to conform to 1993 presentation.

See Notes to Consolidated Financial Statements beginning on page 25.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Corning Incorporated and Subsidiary Companies

Years Ended January 2, 1994, January 3, 1993,
 and December 29, 1991
(In millions)                                       1993   1992     *   1991*

Cash flows from operating activities:
  Income (loss) before extraordinary credit
   and cumulative effect of changes in accounting
   methods                                         $(15.2)$266.3  $311.2
  Adjustments to reconcile income to net cash
   provided by operations:
    Depreciation and amortization                   280.4  248.2   231.3
    Equity in earnings of associated companies
     less than (in excess of) dividends received    167.1   36.7   (33.9)
    Losses (gains) on disposition of properties
     and investments                                  6.4    5.9    (4.6)
    Provision for restructuring and other special
     charges, net of cash paid                      157.4   63.3
    Deferred tax provision (benefit)                (84.4) (33.7)   12.6
    Other                                            15.7   17.0    14.9
  Changes in operating assets and liabilities:
    Accounts receivable                              35.1  (49.9)  (60.1)
    Inventories                                       5.5  (29.0)   (3.7)
    Deferred taxes and other current assets          (2.5) (17.0)   (1.3)
    Current liabilities                              24.1  (12.7)    4.6

Net cash provided by operating activities           589.6  495.1   471.0

Cash flows from investing activities:
  Additions to plant and equipment                 (443.1)(377.4) (313.0)
  Acquisitions of businesses                       (449.9)(124.4)   (3.6)
  Net proceeds from disposition of properties
   and investments                                   34.1  170.1    18.7
  Net increase in long-term investments             (18.1) (53.2)  (76.7)
  Other, net                                        (27.2) (33.7)   15.0

Net cash used in investing activities              (904.2)(418.6) (359.6)

Cash flows from financing activities:
  Proceeds from issuance of loans                 1,020.6  140.2   133.0
  Repayments of loans                              (501.1) (22.2)  (27.1)
  Proceeds from issuance of common stock             14.2   15.6    22.4
  Repurchases of common stock                       (58.6)(100.8)  (67.6)
  Payment of dividends                             (136.2)(178.9)  (95.0)

Net cash provided by (used in) financing
  activities                                        338.9 (146.1)  (34.3)

Effect of exchange rates on cash                      3.4   (4.9)   (2.5)

Net change in cash and cash equivalents              27.7  (74.5)   74.6
Cash and cash equivalents at beginning of year      133.1  207.6   133.0

Cash and cash equivalents at end of year           $160.8 $133.1  $207.6


*  Reclassified to conform to 1993 presentation.

See Notes to Consolidated Financial Statements beginning on page 25.

Notes to Consolidated Financial Statements
(Dollars in millions, except share and per-share amounts)

1.   Summary of Significant Accounting Policies

Principles of Consolidation

Corning operates on a fiscal year ending on the Sunday nearest December 31. The three most recent fiscal years ended on January 2, 1994, January 3, 1993, and December 29, 1991. Fiscal year 1992 included 53 weeks compared with 52 weeks in 1993 and 1991.

The consolidated financial statements include the accounts of all subsidiary companies. All significant intercompany accounts and transactions are eliminated. Major subsidiaries are consolidated at dates up to one month earlier than the consolidated balance sheet dates.

The equity method of accounting is used for investments in associated companies in which Corning's interest is between 20% and 50%.

Foreign Currencies

Except for subsidiaries operating in hyperinflationary economies, balance sheet accounts are translated at current exchange rates and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are accumulated in a separate component of common stockholders' equity. Foreign currency transaction gains and losses affecting cash flows are included in current earnings.

Non-monetary assets and liabilities of subsidiaries operating in hyperinflationary economies are translated at historical rates while monetary assets and liabilities are translated at current rates. The impact of rate changes is included in current earnings.

Corning enters into foreign exchange contracts as hedges against identifiable foreign currency commitments. Gains and losses on these contracts are deferred and included in the measurement of the related foreign currency transactions. Gains and losses on foreign currency contracts which are not designated as hedges of foreign currency commitments are included in current earnings.

Cash and Cash Equivalents

Short-term investments, comprised of repurchase agreements and debt instruments with original maturities of three months or less, are considered cash equivalents.

Inventories

Inventories are valued at the lower of cost or market. The LIFO (last-in, first-out) method of determining cost is used for a substantial portion of inventories. Minor inventories, supplies and the inventories of subsidiaries operating in hyperinflationary economies are valued using the FIFO (first-in, first-out) method.

Property and Depreciation

Land, buildings and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties, using straight-line and accelerated methods.

Goodwill and Other Intangible Assets

Investment costs in excess of the fair value of net tangible assets acquired are amortized over appropriate periods not exceeding 40 years. Other intangible assets are recorded at cost and amortized over periods not exceeding 15 years.

Taxes on Income

In 1993, Corning adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes" (FAS 109) which requires an asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.

Prior to 1993, taxes on income were provided using the deferred method pursuant to Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" (APB No. 11) which required a deferred income tax provision for timing differences in the recognition of revenues and expenses for tax and financial reporting purposes.

Earnings Per Common Share

Earnings per common share are computed by dividing net income less dividends on preferred stock by the weighted average number of common shares outstanding. Preferred dividends amounted to $2.1 million in 1993, $2.2 million in 1992 and $2.4 million in 1991. Weighted average shares outstanding (in thousands) were 191,963 in 1993, 188,589 in 1992 and 186,472 in 1991. The
weighted average of common shares outstanding for earnings per common share calculations does not include approximately 3.3 million, 3.5 million and 3.8 million shares held by the Corning Stock Ownership Trust in 1993, 1992 and 1991, respectively. Common stock equivalents are not included in the earnings per common share computation because they do not result in material dilution.

2.   Business Combinations

Poolings of Interest

In the second quarter 1993, Corning acquired DeYor Laboratories, a clinical-testing company. Corning issued 840,000 shares of Corning common stock in connection with this transaction. In the third quarter 1993, Corning acquired all of the outstanding shares of common stock and options to purchase common stock of Costar Corporation, a manufacturer of plastic science products. Corning issued 5.5 million shares of Corning common stock and reserved 321,628 shares for future issuance upon the exercise of options issued in connection with the Costar transaction.

In the third quarter 1992, Corning acquired Biosym Technologies Inc., a scientific software company. Corning issued 2.1 million shares of Corning common stock and reserved 685,070 shares for future issuance upon the exercise of options issued in connection with the Biosym transaction.

In the second quarter 1991, Corning acquired SciCor, a clinical-research laboratory. In the third quarter 1991, Corning acquired Wadsworth/ALERT Laboratories Inc., an environmental-laboratory testing firm, and Continental Bio-Clinical Laboratory Service Inc., a clinical-testing laboratory. In the fourth quarter 1991, Corning acquired Clinical Pathology Facility Inc., a clinical-laboratory testing business. Corning issued a total of 5.2 million shares of Corning common stock to acquire these companies.

These transactions were accounted for as poolings of interests. Corning's consolidated financial statements for periods prior to the acquisitions have not been restated since the acquisitions were not material to Corning's financial position or results of operations. Results of operations of the acquired companies were included in the consolidated financial statements from the date of acquisition.

Purchases

In the third quarter 1993, Corning acquired all of the outstanding shares of common stock of Damon Corporation, a clinical-testing business, for approximately $405 million including acquisition expenses. In addition, approximately $167 million of Damon's indebtedness was refinanced. Goodwill of approximately $552 million resulted from this transaction and is being amortized over 40 years on a straight-line basis.

Also in the third quarter 1993, Siecor Corporation, a consolidated subsidiary, acquired the telecommunications business of GTE Control Devices Incorporated for approximately $45 million.

In the fourth quarter 1993, Corning acquired 100% of certain Unilab Corporation facilities in exchange for a majority of the Unilab shares owned by Corning, the assumption of approximately $70 million of Unilab debt, and Corning's investment in J.S. Pathology PLC. Goodwill of approximately $200 million resulted from this transaction and is being amortized over 40 years. As a result of this transaction, Corning retained a 12% equity investment in Unilab. Corning previously owned 43% of Unilab.

In the first quarter 1992, Corning acquired the U.S. clinical operations of MDS Healthcare Ltd. and, in the third quarter 1992, Corning acquired two clinical-laboratory businesses, J.S. Pathology PLC in the United Kingdom and Southgate Medical Laboratory System. Corning paid a total of $124.9 million in cash and $12 million in Corning common stock for these and other immaterial investments.

These acquisitions were accounted for as purchases. Accordingly, the results of operations of the acquired companies were included in the consolidated financial statements from the date of acquisition.

The following table presents unaudited pro forma operating results for the years ended January 2, 1994, and January 3, 1993, as if the acquisitions completed in 1993 had been completed on December 30, 1991:

                                                    1993          1992
     Revenues                                    $4,384.9       $4,204.4
     Income before extraordinary credit
      and cumulative effect of changes
      in accounting methods in 1992                  12.6          272.4
     Net income (loss)                               12.6           (6.5)
     Income per common share before
      extraordinary credit and cumulative
      effect of changes in accounting methods
      in 1992                                        $0.05         $1.39
     Net income (loss) per common share               0.05         (0.04)

The pro forma effect of the acquisitions completed in 1992 and 1991 was not material to periods prior to those acquisitions.

Vitro Transaction

In December 1993, Corning and Vitro S.A. signed a definitive agreement to end their cross ownership in two consumer products companies, Corning Vitro Corporation in the United States and Vitro Corning S.A. de C.V. in Mexico. As a result of the agreement, Vitro purchased the shares of capital stock of Vitro Corning owned by Corning in fiscal 1993. In a separate transaction, Corning will purchase the shares of capital stock of Corning Vitro owned by Vitro in February 1994. The net cost to Corning of the two transactions will be $131 million. Corning and Vitro will continue their consumer products alliance through cross distribution and supply agreements.

3.   Information by Industry Segment

Information about the company's operations in different segments is summarized on the following page.

Many of Corning's administrative and staff functions are performed on a centralized basis. Corning charges these expenses to operating segments based on the extent to which each business uses a centralized function. Certain staff functions and certain research and development expenses which benefit all businesses or relate to future technologies are included in "Other, including Corporate R&D." In 1991, Corning changed its method of allocating corporate overhead expenses to segments. The impact of restatement on 1991 income before tax, by segment, was to reduce income before tax of Specialty Materials ($19.1 million), Communications ($19.8 million), Laboratory Services ($16.1 million) and Consumer Products ($20.5 million) and to increase income before taxes of Other, including Corporate R&D ($75.5 million).

The 1992 results of certain businesses which have been transferred from the Consumer Products segment to the Specialty Materials segment have been reclassified to conform to the current year's presentation. The effect of this reclassification was to increase 1992 sales and income before taxes of the Specialty Materials segment and decrease 1992 sales and income before taxes of the Consumer Products segment by $16.2 million and $6.1 million, respectively.

Approximately 25% of the sales of MetPath, which represents the largest component of the Laboratory Services segment, are generated by Medicare/Medicaid clients.

3.   INFORMATION BY INDUSTRY SEGMENT
  (Continued)
                                                           Other,
                                                         including
           Specialty     Commu-    Laboratory  Consumer  Corporate
Operations:Materials   nications    Services   Products     R&D    Total
Revenues:
  1993       $758.7      $1,192.0    $1,319.5   $734.6    $ 34.1  $4,038.9
  1992        750.1      1,036.6    1,149.8      772.2      42.3  3,751.0
  1991        704.4        901.8      884.3      768.7      35.7  3,294.9

Income (loss) before tax (1):
  1993 (2)   $ 73.6      $ 243.3     $125.3 (3) $(35.4)   $(250.1)    $
156.7
  1992         93.8        230.1      203.1      (20.3) (4)(170.1)  336.6
  1991         92.2        189.1      155.5       57.7    (167.1)   327.4

Assets:
Operating assets:
  1993       $716.7      $ 959.4     $1,808.5   $526.3    $634.3  $4,645.2
  1992        550.6        847.9      828.8      565.6     567.2  3,360.1
  1991        457.4        693.0      600.8      570.6     611.2  2,933.0

Capital expenditures:
  1993       $ 80.0      $ 154.7     $ 78.5     $ 30.9    $ 99.0  $ 443.1
  1992         72.6        131.2       71.8       29.2      72.6    377.4
  1991         41.2        139.7       49.6       41.5      41.0    313.0

Depreciation and amortization:
  1993       $ 56.7      $  78.9     $ 70.8     $ 41.7    $ 32.3  $ 280.4
  1992         49.6         66.2       59.2       41.8      31.4    248.2
  1991         45.0         61.4       46.4       48.8      29.7    231.3

Equity Investments:
Investment in associated companies, at equity:
  1993       $398.3      $ 172.4     $  1.8     $ 14.0            $ 586.5
  1992        534.9        175.4      134.1       81.8              926.2
  1991        628.7        162.0      110.6       18.3              919.6

Equity company sales:
  1993       $2,322.4    $ 680.2     $ 18.0     $285.2            $3,305.8
  1992      2,230.6        685.8      228.4      273.4            3,418.2
  1991      2,090.5        609.1      198.7       87.7            2,986.0

Equity company net income (loss) before cumulative effect of changes in accounting methods:
  1993       $(272.8)    $  85.2     $ (1.3)    $(30.6)           $(219.5)
  1992         44.0         96.5      (14.8)      (3.9)             121.8
  1991        161.8         75.2        3.8        8.7              249.5

Corning's share of net income (loss) before cumulative effect of changes in accounting methods:
  1993       $(139.2)    $  35.4     $ (0.5)    $(15.7)           $(120.0)
  1992         20.3         37.4       (8.5)      (5.4)              43.8
  1991         83.5         25.8        0.7        1.7              111.7

(1) Both 1993 and 1992 include the increase in postretirement benefit expense caused by the adoption of Financial Accounting Standard No. 106 which, in 1992, reduced income before taxes of Specialty Materials ($8.5 million), Communications ($9.1 million), Laboratory Services ($0.4 million), Consumer Products ($6.3 million) and Other, including Corporate R&D ($2.7 million).
(2) The 1993 restructuring charge of $170.5 million was included in income before taxes of Specialty Materials ($26.5 million), Communications ($10.7 million), Laboratory Services ($58.5 million), Consumer Products ($46.5 million), and Other, including Corporate R&D ($28.3 million).
(3) The 1993 charge of $36.5 million for the compromise agreement between MetPath and the Department of Justice was included in income before taxes of Laboratory Services.
(4) The 1992 restructuring charge of $63.3 million was included in income before taxes of Consumer Products.

4.   Investments

Of the total investments accounted for by the equity method, Dow Corning Corporation, a 50%-owned manufacturer of silicones, with operations substantially in the United States and Europe, represented $326.0 million and $466.1 million at year end 1993 and 1992, respectively. Samsung-Corning Company Ltd., a 50%-owned South Korean manufacturer of glass panels and funnels for cathode-ray tubes, represented $123.4 million and $113.8 million at year end 1993 and 1992, respectively.

The financial position and results of operations of Dow Corning, Samsung-Corning and Corning's total equity companies are summarized as follows:

                  1993                  1992                 1991
           Dow  Samsung-Total    Dow  Samsung- Total  Dow  Samsung-Total
         CorningCorning Equity CorningCorning  EquityCorningCorningEquity
          Corp. Co. Ltd.CompaniesCorp.Co. Ltd.CompaniesCorp.Co. Ltd.Companies

Net
Sales    $2,043.7$523.2$3,305.8$1,955.7$509.9$3,418.2$1,845.4$441.2$2,986.0
Gross
Profit      639.8 158.71,009.4   612.5  145.01,257.5   649.9 123.71,065.5
Income
(loss)
before
cumulative
effect of
changes in
accounting (287.0) 51.3 (219.5)   28.4   41.8  121.8   153.9  16.8  249.5
Net income
(loss)     (287.0) 40.5 (229.2)  (72.0)  41.8   (0.4)  153.9  16.8  249.5

Corning's
equity
in income
(loss)
before
cumulative
effect of
changes in
account-
ing*      $(144.5)$24.3$(120.0)  $11.9  $19.1  $43.8   $74.3  $6.5 $111.7

Current
assets   $1,069.2$167.0$1,498.6 $827.7 $183.6$1,456.0 $811.1$186.0$1,311.1
Non-current
assets    2,193.1 536.23,028.7 1,363.0  532.12,460.1 1,308.8 557.2 2,289.6

Current
liabilities$770.6$182.3$1,099.4 $568.9 $268.7$1,106.0 $450.0$164.0 $793.5
Non-current
liabilities1,740.5274.72,127.5   604.5  219.91,076.4   562.4 369.11,111.3

*Equity in earnings of associated companies shown above and in the Consolidated Statements of Income are net of amounts recorded for income tax. (See Note 6.)


The following is presented for all equity companies and for investments carried at cost:

                                                  1993     1992   1991

Equity in undistributed earnings of equity
  companies included in retained earnings        $445.4  $573.9  $653.1
Dividends received from equity companies           47.1    80.5    77.8
Quoted market value over (under) cost-basis
  investments                                      (1.3)    1.3    15.9


Dow Corning has been named as one of the defendants in several purported product liability class action lawsuits relating to breast-implant products. In September 1993, Dow Corning announced that a proposal had been developed to settle on a global basis matters involved in litigation over silicone-gel breast-implant products. The proposal, which is being reviewed by representatives of the plaintiffs and defendants in such litigation, contemplates that industry participants (including manufacturers, raw material suppliers, insurance carriers, physicians and other health-care providers) would jointly fund $4.75 billion over a 30-year period.

Dow Corning recorded an accounting charge of $415 million after tax in the fourth quarter of 1993 which included Dow Corning's best estimate of the net present value of its potential liability for breast-implant litigation based on current settlement negotiations, and also included provisions for legal, administrative and research costs related to breast implants. As breast-implant settlement negotiations continue, additional facts and circumstances may develop which may require Dow Corning to revise its current estimate or record additional provisions.

Corning does not believe that its share of any additional accounting charge taken by Dow Corning resulting from the proposed settlement will have a material adverse effect upon Corning's overall financial condition. However, it is possible that Corning's share of any such charge taken by Dow Corning will have a material adverse effect upon Corning's earnings in the quarter in which such charge is recognized by Dow Corning.

5.   Employee Retirement Plans

Pension Benefits

Corning has defined-benefit pension plans covering the majority of domestic employees and certain employees in foreign countries. Corning's funding policy has been to contribute annually an amount determined jointly by the company and its consulting actuaries which provides for the current cost and amortization of prior service cost over a 30-year period.

The funded status of Corning's pension plans as of year end is as follows:

                                                   1993           1992

Vested benefits                               $   922.3      $   705.7
Non-vested benefits                                77.6           60.7

Accumulated benefit obligation                $   999.9      $   766.4

Current fair market value of plan assets       $1,093.5       $1,066.5
Present value of projected benefit obligation   1,084.5          843.1

Plan assets in excess of projected benefit
  obligation                                        9.0          223.4
Unrecognized prior service cost                   142.1           68.4
Unrecognized transition gain                       (7.5)         (13.4)
Unrecognized net losses (gains) from changes
  in actuarial assumptions                         79.4          (66.2)
Other unrecognized net experience gains          (133.9)        (142.4)

Recorded pension asset                        $    89.1      $    69.8

The projected benefit obligations for under-funded plans included in the table totaled $49.3 million in 1993 and $51.4 million in 1992 of which $14.8 million and $17.3 million was recorded as a liability in 1993 and 1992, respectively.

Plan assets are comprised principally of publicly traded debt and equity securities. Corning common stock represented approximately 6.3% and 8.2% of plan assets at year end 1993 and 1992, respectively.

The unrecognized prior service cost, unrecognized transition gain, net gains and losses from changes in actuarial assumptions, and net experience gains are deferred and amortized to pension expense, if they exceed certain limits, over the remaining service life of plan participants.

For Corning's principal defined-benefit plan, the assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4.5%, respectively, for 1993 and 9% and 6%, respectively, for 1992. The expected long-term rate of return on plan assets was 9% for 1993 and 1992. Assumptions of the company's other plans are not significantly different.

The components of pension expense for the company's defined-benefit pension plans are as follows:

                                                   1993     1992    1991

Present value of benefits earned during the year  $19.8    $18.6   $17.4
Interest cost on projected benefit obligation      75.4     70.6    67.8
Actual return on plan assets                      (90.7)   (48.3) (217.8)
Net amortization and deferral                      12.1    (33.7)  145.5

Net pension expense for the year                  $16.6    $ 7.2   $12.9


Measurement of pension expense is based on assumptions used to value the pension liability at the beginning of the year.

Total consolidated pension expense, including defined-contribution pension plans, was $52.5 million in 1993, $37.0 million in 1992 and $39.4 million in 1991.

Postretirement and Postemployment Health-Care and Life-Insurance Benefits

Corning and certain of its domestic subsidiaries have defined-benefit postretirement plans that provide health-care and life-insurance benefits for retirees and eligible dependents. A substantial number of the company's employees may become eligible for such benefits upon reaching retirement age. In 1993, the company implemented cost-sharing changes to the retiree medical plans which require increased retiree contributions each year equal to the excess of medical cost increases over general inflation rates.

Effective December 30, 1991, the company and its subsidiaries adopted Financial Accounting Standard No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions," (FAS 106). This statement requires employers to recognize the cost of providing these benefits over the employees' service period. The company's previous practice was to accrue the actuarially determined cost of retirees' future health-care benefits at the time of retirement.

The adoption of FAS 106 on the immediate recognition basis, as of December 30, 1991, resulted in a one-time after-tax charge of $294.8 million ($225.5 million for consolidated operations and $69.3 million for equity companies), or $1.56 per common share, in 1992. The charge to consolidated operations in 1992 included an accumulated postretirement benefit obligation of approximately $486.3 million, reduced by $149.2 million of accruals recorded at year end 1991 under the company's previous accounting practice, and net of a $101.6 million deferred tax benefit and $10.0 million of minority interest.

As a result of adoption of FAS 106, 1992 net income before the cumulative effect of accounting changes was reduced by $21.3 million ($0.11 per common share). This reduction included an increase in Corning's consolidated pre-tax postretirement benefit expense of $27.0 million ($15.1 million after tax and minority interest) and a reduction in equity earnings of $6.2 million as a result of the adoption of the statement by equity companies.

Effective January 4, 1993, Corning adopted Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits," (FAS 112). The impact of adopting FAS 112 was not material in 1993.

Corning's consolidated postretirement benefit obligation is determined by application of the terms of health-care and life-insurance plans, together with relevant actuarial assumptions and health-care cost trend rates. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1993 and 9% in 1992. The assumed rate of increase in future compensation levels was 4.5% in 1993 and 6% in 1992. The assumed health-care cost trend rate for Corning's principal plan is assumed to be 10% in 1994 for covered individuals under age 65 decreasing gradually to 5.5% in 2010 and thereafter. For covered individuals over 65, the rate is assumed to be 9% in 1994 decreasing gradually to 5.5% in 2010 and thereafter. Assumptions for Corning's other plans are not significantly different. The effect of a 1% annual increase in the assumed health-care cost trend rates would increase the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost by approximately $39.8 million and $4.5 million, respectively.

Gains and losses from plan amendments or changes in actuarial assumptions are deferred and amortized to postretirement benefit expense, if they exceed certain limits, over the expected remaining service life of plan participants.

Corning's accrued postretirement liability at January 2, 1994, and January 3, 1993, was comprised of the following:

                                                1993           1992

Accumulated postretirement benefit obligation:
  Retirees                                    $317.6         $280.3
  Fully eligible active plan participants       80.1           82.1
  Other active plan participants               147.8          153.3

                                               545.5          515.7

Unrecognized gain from plan amendments          21.4
Other unrecognized net experience losses       (21.8)

Total postretirement liability                 545.1          515.7
Less current portion                            23.7           21.0

Accrued postretirement liability              $521.4         $494.7


Corning has not funded these obligations.


The components of net periodic postretirement benefit expense are as follows:

                                                1993           1992

Present value of benefits earned during
  the year                                     $ 7.4          $11.4
Interest cost on the accumulated
  postretirement benefit obligation             37.9           41.8
Net amortization                                (3.6)

Postretirement benefit expense                 $41.7          $53.2

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement liability at the beginning of the year.

Prior to the adoption of FAS 106, Corning accrued the actuarially determined cost of retirees' future medical benefits upon retirement. Under this method, $21.0 million was expensed in 1991.

6.   Taxes on Income

                                                  1993     1992     1991

Income (loss) before taxes on income:
U.S. companies                                   $169.8  $ 318.2  $288.8
Non-U.S. companies                                (13.1)    18.4    38.6

Income before taxes on income                    $156.7  $ 336.6  $327.4

Taxes on income                                 $  35.3 $   92.5  $110.6

Effective tax rate reconciliation:
Statutory U.S. tax rate                            35.0%    34.0%   34.0%
State taxes, net of federal benefit                 2.1      2.0     2.7
Tax benefit on net non-operating gains
  and restructuring provisions                     (0.8)    (5.5)   (3.3)
Non-deductible goodwill                             1.9      0.1     0.1
Foreign and other tax credits                      (7.5)    (2.6)   (2.8)
Higher (lower) taxes on subsidiary earnings        (2.1)    (0.4)    1.2
Adjustment of net deferred tax assets to
reflect tax rate changes                                            (3.5)
Other                                              (2.6)    (0.1)    1.9

Effective tax rate                                 22.5%    27.5%   33.8%

Components of net tax expense:
Taxes on income                                 $  35.3  $  92.5  $110.6
Taxes on equity in earnings                         6.1     12.1    14.1
Tax benefit of loss carryforwards                           (7.7)   (5.6)
Tax benefit on accounting changes                         (101.6)
Tax benefits included in equity                    (8.1)

Net tax expense (benefit)                       $  33.3  $  (4.7) $119.1

Current and deferred tax expense (benefit):
Current:
    U.S.                                        $  90.9  $  92.0  $ 80.9
 State and municipal                               13.7     14.1    19.9
 Foreign                                           17.2     24.5     5.7

Deferred:
 U.S.                                             (74.8)  (113.5)    1.8
 State and municipal                               (6.2)   (23.2)   (3.3)
 Foreign                                           (1.7)     1.4    14.1
 Adjustment of net deferred tax assets to
reflect tax rate changes                           (5.8)

Net tax expense (benefit)                       $  33.3  $  (4.7) $119.1

Effective January 4, 1993, Corning and its subsidiaries prospectively adopted FAS 109 which requires an asset and liability approach to accounting for income taxes. The impact of adopting FAS 109 was not material in 1993 and prior-year statements have not been restated. In 1992, Corning recognized a gain of $8.2 million ($0.04 per common share) to reflect its equity in the cumulative effect of the adoption of FAS 109 by an equity company.

Under FAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities at January 2, 1994, are presented below:
                                                          1993
   Other postretirement benefits                        $220.7
   Restructuring reserves                                103.6
   Other employee benefits                                45.4
   Loss and tax credit carryforwards                      39.0
   Accounts receivable reserves                           23.3
   Other                                                  47.8

      Gross deferred tax assets                          479.8
   Deferred tax assets valuation allowance               (21.8)

      Deferred tax assets                                458.0

   Fixed assets                                         (142.3)
   Pensions                                              (40.1)
   Other                                                  (9.1)

      Deferred tax liabilities                          (191.5)

        Net deferred tax assets                         $266.5

The net change in the total valuation allowance for the year ended January 2, 1994, was an increase of $4.7 million.

Corning currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent they are currently taxable or expected to be remitted. Taxes have not been provided on $263.2 million of accumulated foreign unremitted earnings which are expected to remain invested indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, if these earnings were remitted, income taxes payable would be provided at a rate which is significantly lower than the effective tax rate.

The company estimates that $35.8 million of tax would be payable on pre-1993 undistributed earnings of its domestic subsidiaries and affiliated companies should the unremitted earnings reverse and become taxable to the company. The company expects these earnings to be reinvested indefinitely. The company has, as required, provided for the tax on undistributed earnings of these domestic subsidiaries and affiliated companies subsequent to 1992 even though these earnings have been and will continue to be reinvested indefinitely.

Total payments for taxes on income were $143.6 million, $138.2 million, and $102.0 million during 1993, 1992, and 1991, respectively. Deferred income tax benefits totaling $129.4 million and $82.4 million were included in other current assets at year end 1993 and 1992, respectively. At January 2, 1994, Corning had tax benefits attributable to loss carryforwards and credits aggregating $39.0 million that expire at various dates through 2008.

Prior to 1993, taxes on income were provided using the deferred method pursuant to APB No. 11 which required a deferred income tax provision for timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. Under APB No. 11, deferred income taxes for the years ended January 3, 1993, and December 29, 1991, were provided as follows:

                                                1992           1991
   Pensions                                  $   9.6         $  7.1
   Other postretirement benefits              (106.9)           0.4
   Other employee benefits                       9.7          (11.6)
   Investments                                 (17.7)           3.4
   Depreciation                                (16.2)           5.8
   Other                                       (13.8)           7.5

   Deferred tax expense (benefit)            $(135.3)        $ 12.6

7.   Supplemental Income Statement Data

                                         1993         1992       1991

Depreciation expense                    $241.3      $222.6      $207.4
Amortization of goodwill and other
intangible assets                         39.1        25.6        23.9

Interest expense incurred              $  94.0      $ 68.9      $ 60.4
Capitalized interest amortized             8.4         7.6         6.5
Interest capitalized                     (14.2)      (13.9)       (8.8)

Interest expense, net                  $  88.2      $ 62.6      $ 58.1

Interest paid                          $  88.7      $ 67.9      $ 55.2

Other Revenues and Deductions

Non-operating gains and losses: In the first quarter 1993, Corning recognized a non-operating gain of $4.2 million ($2.6 million after tax).

In the first quarter 1992, Corning recognized net non-operating gains from consolidated operations totaling $7.0 million ($21.7 million after tax), including a gain of $10.1 million (before and after tax) from the sale of an additional equity interest in Corning Japan K.K. and a pre-tax loss of $7.3 million ($9.0 million after-tax gain) from the formation of the consumer housewares venture with Vitro.

In 1991, Corning recognized net non-operating gains from consolidated operations totaling $8.1 million ($14.6 million after tax) which included a gain in the fourth quarter of $5.3 million (before and after tax) on the sale of an equity interest in Corning Japan.

Provision for restructuring and other special charges: In the third quarter 1993, Corning recorded a charge of $170.5 million ($98.5 million after tax of $64.6 million and minority interest of $7.4 million) as a result of costs to integrate the Damon and Costar acquisitions (see Note 2) and as a result of a planned company-wide restructuring program to reduce assets and overhead costs during the next year. Also in the third quarter 1993, MetPath recorded a charge of $36.5 million ($22.0 million after tax) to reflect the settlement and related legal expenses associated with its compromise agreement with the Civil Division of the Department of Justice to settle claims brought on behalf of the Inspector General, U.S. Department of Health and Human Services. The claims related to the marketing, sale, pricing and billing of certain blood-test series provided to Medicare patients. The settlement does not constitute an admission by MetPath with respect to any issue arising from the civil action.

In the fourth quarter 1992, Corning recorded a provision of $63.3 million ($32.1 million after tax of $22.9 million and minority interest of $8.3 million) as a result of Corning Vitro's decision to restructure its Brazilian operations.

Equity earnings: In the fourth quarter 1993, Corning recognized a $203.1 million reduction in equity earnings as a result of an accounting charge taken by Dow Corning related to breast-implant litigation. In the third quarter 1993, Corning recognized a reduction in equity earnings of $9.5 million as a result of a restructuring charge taken by Vitro Corning.

In 1992, Corning recognized a $37.7 million reduction in equity earnings which included $8.2 million and $16.3 million in the fourth and second quarters, respectively, of accounting charges associated with Dow Corning's terminated breast-implant business and $13.2 million of restructuring charges associated with Dow Corning's exit from its Brazilian operations and other cost-reduction programs in the fourth quarter.

In the fourth quarter 1991, Corning recognized an $8.2 million reduction in equity earnings to reflect an accounting charge recorded by Dow Corning for costs associated with its terminated breast-implant business.

8.   Loans Payable

                                                     1993        1992

Loans Payable:
 Current maturities of loans payable
   beyond one year                                 $  36.2     $  49.1
 Other short-term borrowing                          105.5        54.3

                                                $    141.7      $103.4

Loans Payable Beyond One Year:
 Acquisition credit lines, due 1995             $    400.0
 Notes, 8.375%, due 1996                              75.0     $  75.0
 Sinking fund debentures, 7.75%, due 1998             21.5        25.0
 Notes, 7.78%, due 1998                               27.2        34.4
 Notes, 8.75%, due 1999                               99.9        99.8
 Series A senior notes, 7.84%, due 1999               60.0        60.0
 Series B senior notes, 8.25%, due 2002               50.0        50.0
 Debentures, 8.25%, due 2002                          75.0        75.0
 Convertible subordinated debentures,
   6.5%, due 2006                                      8.9        10.4
 Debentures, 7%, due 2007, net of unamortized
   discount of $45.5 million                          54.5        53.4
 Industrial revenue bonds, average rate 6.8%, due
   through 2008                                       40.9        41.5
 Debentures, 6.0%, due 2003                           99.3
 Debentures, 6.75%, due 2013                          99.5
 Debentures, 8.875%, due 2016                         74.5        74.5
 Debentures, 8.875%, due 2021                         74.9        74.9
 Medium-term notes, average rate 7.3%,
   due 1993 to 2023                                  145.0        75.0
 Other notes payable, average rate 6.1%, due
   through 2016                                      215.7       115.9

                                                   1,621.8       864.8
Less current maturities                               36.2        49.1

                                                  $1,585.6      $815.7

The 6.5% convertible subordinated debentures are convertible into Corning common stock at any time at a conversion rate of 79.4616 shares of common stock for each $1,000 principal amount of debentures, subject to adjustment for certain events. The debentures are redeemable through a sinking fund, requiring mandatory annual payments of $2.25 million commencing in 1996.

At January 2, 1994, loans payable beyond one year become payable:

 1995     1996       1997     1998    1999-2023

$453.1   $129.5     $54.6     $55.1    $893.3

Based on borrowing rates currently available to the company for loans with similar terms and maturities, the fair value of loans payable beyond one year was $1,721.4 million at year end 1993.

In the fourth quarter 1993, Corning extended the terms of the acquisition credit lines entered into in connection with the Damon acquisition to December 31, 1995. As a result, the $400 million of debt outstanding under these agreements has been classified as loans payable beyond one year. The interest rate under the extended terms is a variable rate based on the London Interbank Offered Rate. Corning intends to retire a significant portion of the remaining acquisition debt with the proceeds of an offering of equity securities during 1994.

Unused bank revolving-credit agreements in effect at January 2, 1994, provide for Corning to borrow up to $810 million. The revolving-credit agreements provide for borrowing of U.S. dollars and Eurocurrency at various rates. Corning also has the ability to issue up to $300 million of medium- and long-term debt through public offerings under existing shelf-registration statements filed with the Securities and Exchange Commission.

9.   Supplemental Balance Sheet Data

Inventories                                     1993           1992

   Finished goods                             $216.1          $219.1
   Work in process                              93.6           103.8
   Raw materials and accessories                68.0            59.1
   Supplies and packing materials               75.6            70.2

   Total inventories valued at current cost    453.3           452.2
   Reduction to LIFO valuation                 (99.4)         (105.9)

                                              $353.9          $346.3


In 1993, 1992 and 1991, certain inventory quantities were reduced, resulting in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The liquidation of LIFO inventory was not material to 1993 net income but increased net income by $1.5 million ($0.01 per common share) and $1.3 million ($0.01 per common share) in 1992 and 1991, respectively.

Plant and Equipment                             1993           1992

   Land                                    $    51.6      $     52.4
   Buildings                                   742.5           657.7
   Equipment                                 2,567.7         2,398.0

                                             3,361.8         3,108.1
   Accumulated depreciation                 (1,602.0)       (1,503.1)

                                            $1,759.8        $1,605.0

Other Accrued Liabilities

   Taxes on income                        $     17.8        $   40.2
   Restructuring reserves                      155.0            63.3
   Wages and employee benefits                 231.5           195.4
   Other liabilities                           229.2           206.4

                                           $   633.5        $  505.3

10.  Common Stockholders' Equity

                                        1993         1992        1991

Common stock at par value:
Balance at beginning of year         $  110.0     $  216.3    $  104.1
Shares issued                             4.0          1.9         4.0
Adjustment for 2-for-1 stock split                               108.2
Adjustment for decrease in par value                (108.2)

Balance at end of year                  114.0        110.0       216.3

Capital in excess of par value:
Balance at beginning of year         $  656.5     $  506.8    $  505.0
Shares issued                            17.0         41.5       110.0
Adjustment for 2-for-1 stock split                              (108.2)
Adjustment for decrease in par value                 108.2

Balance at end of year                  673.5        656.5       506.8

Unearned compensation:
Balance at beginning of year         $ (198.6)    $ (234.3)   $  (68.0)
Corning Stock Ownership Trust            44.2         20.4      (151.7)
Other, net                               (6.3)        15.3       (14.6)

Balance at end of year                 (160.7)      (198.6)     (234.3)

Retained earnings:
Balance at beginning of year         $1,704.1     $1,845.7    $1,640.6
Net income (loss)                       (15.2)       (12.6)      316.8
Dividends declared                     (136.2)      (122.4)     (130.6)
Other, net                               29.2         (6.6)       18.9

Balance at end of year                1,581.9      1,704.1     1,845.7

Treasury stock:
Balance at beginning of year         $ (473.6)    $ (361.5)   $ (401.5)
Repurchases of shares, net              (42.9)      (112.1)      (79.9)
Issuance of shares to Corning Stock
  Ownership Trust                                                119.9

Balance at end of year                 (516.5)      (473.6)     (361.5)

Cumulative translation adjustment:
Balance at beginning of year         $    5.4     $   45.8    $   70.1
Translation adjustment                  (11.8)       (40.4)      (24.3)

Balance at end of year                   (6.4)         5.4        45.8

Common stockholders' equity          $1,685.8     $1,803.8    $2,018.8


In 1992, the stockholders approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 500,000,000 and to decrease the par value of common stock from $1 to $0.50 per share. An amount equal to $0.50 per share was transferred from the common stock account to capital in excess of par value to reflect the reduced par value.

10.  Common Stockholders' Equity
  (Continued)


On December 4, 1991, the Board of Directors approved a 2-for-1 split of Corning's common stock, effective on January 13, 1992. An amount equal to the $1 par value of the additional common shares was transferred from capital in excess of par value to common stock.

In 1991, Corning established the Corning Stock Ownership Trust (CSOT) to fund future employee purchases of common stock through its contributions to Corning's Investment and Employee Stock Purchase Plans. Corning sold 4,000,000 treasury shares to the CSOT. Shares held by the CSOT are not considered outstanding for earnings per common share calculations until released to the Plans.

Cash dividends declared per common share were $0.68, $0.62, and $0.68 in 1993, 1992, and 1991, respectively. Corning issued 6.3 million, 2.1 million and 5.2 million shares of common stock for pooling-of-interests business combinations in 1993, 1992, and 1991, respectively. (See Note 2.)

Each share of Corning common stock trades with a preferred share purchase right which entitles shareholders to purchase one-hundredth of a share of Series A Junior Participating Preferred Stock upon the occurrence of certain events. In addition, the rights entitle shareholders to purchase shares of common stock at a 50% discount in the event a person or group acquires 20% or more of Corning's outstanding common stock. The preferred share purchase rights expire July 15, 1996.

11.  Convertible Preferred Stock

Corning has 10,000,000 authorized shares of Series Preferred Stock, par value $100 per share. Of the authorized shares, 600,000 shares have been designated Series A Junior Participating Preferred Stock of which no shares have been issued.

At year end 1993, 1992 and 1991, 256,717; 269,286 and 279,321 shares of Series
B Convertible Preferred Stock were outstanding, respectively. Each Series B share is convertible into four shares of Corning common stock and has voting rights equivalent to four common shares. Cumulative cash dividends are paid at the rate of 8% per annum. The Series B shares were sold exclusively to the trustee of Corning's existing employee investment plans, based upon directions from plan participants. Participants may cause Corning to redeem the shares at 100% of par upon reaching age 55 or later, retirement, termination of employment or in certain cases of financial hardship. The Series B shares are redeemable by Corning at $108 per share reduced annually on October 1, commencing in 1990, by $1 per share to a minimum of $100 per share.

12.  Stock Compensation Plans

Common Stock Plans

Stock compensation plans include the 1991 Divisional Incentive Stock Plan, which covers 400,000 shares and the 1989 Employee Equity Participation Program, which covers 8,800,000 shares. These and predecessor plans provide the authorization for Corning's three common stock plans discussed below. No future awards or grants may be made under the previously existing plans except for currently outstanding rights. At January 2, 1994, 1,167,959 shares were available for sale or grant under these plans.

Proceeds from the sale of stock under these plans are added to capital stock accounts. Compensation expense is recorded for awards of shares or share rights over the period earned. These plans resulted in expense of $3.1 million in 1993, $23.4 million in 1992, and $26.5 million in 1991.

These plans do not include stock options granted in substitution for stock options assumed in connection with Corning's acquisition of certain companies. Accordingly, these grants do not reduce shares available under the stock compensation plans.

Stock Option Plan

Non-qualified and incentive stock options to purchase unissued shares at the market price on the grant date generally become exercisable in installments from one to two years from the grant date; non-qualified and incentive stock options are generally exercisable for 10 years from the grant date.

In connection with the Costar acquisition in 1993 and the Biosym acquisition in 1992, Corning issued options to purchase 321,628 shares and 685,070 shares, respectively, of Corning common stock in substitution for stock options assumed. Both transactions are discussed in Note 2.

Transactions for the three years ended January 2, 1994, were:
                                                        Weighted
                                                        Average
                                          Number        Exercise
                                        of Shares        Price

   Options outstanding
     December 30, 1990                6,629,046          $14.58
   Options granted under Plan         1,241,684          $35.07
   Options exercised                (1,600,576)          $10.81
   Options terminated                 (124,932)          $10.10

   Options outstanding
     December 29, 1991                6,145,222          $19.75
   Options granted under Plan           621,000          $38.50
   Options granted in Biosym
     transaction                        685,070         $  6.47
   Options exercised                (1,049,471)          $12.52
   Options terminated                  (48,200)          $16.43

   Options outstanding
     January 3, 1993                  6,353,621          $21.36
   Options granted under Plan         1,244,355          $29.72
   Options granted in Costar
     transaction                        321,628         $  9.11
   Options exercised                  (655,537)          $12.21
   Options terminated                  (41,986)          $14.43

   Options outstanding
     January 2, 1994                  7,222,081          $23.13


Options covering 3,190,462 shares were exercisable at January 2, 1994.

Equity Purchase Plan

Under the Equity Purchase Plan, shares were sold to certain employees at book value and must be repurchased by the company at book value or converted to equivalent unrestricted shares. At January 2, 1994, a total of 1,766,899 shares were outstanding under this plan. No shares will be sold under this plan in the future.

Incentive Stock Plans

The Incentive Stock Plan and the Divisional Incentive Stock Plan permit stock grants, either determined by specific performance goals or issued directly, in most instances subject to the possibility of forfeiture and without cash consideration. The Divisional Incentive Stock Plan is not available to officers of the company.

In 1993 and 1992, grants of 681,171 and 235,084 shares, respectively, were made under these plans. At January 2, 1994, there were outstanding incentive rights covering 6,200 shares which may be issued in future years depending on the achievement of specific measurable performance goals. A total of 4,492,106 shares issued in prior years remain subject to forfeiture at January 2, 1994.

13.  Employee Stock Ownership Plan

Corning has established the Employee Stock Ownership Plan (ESOP) within its existing employee investment plans. At inception of the plan, Corning borrowed $50 million and loaned the proceeds to the ESOP. The ESOP used the proceeds to purchase 3,955,200 treasury shares. Corning's receivable from the ESOP was $27.3 million and $32.2 million at the end of 1993 and 1992, respectively, and is classified as unearned compensation in common stockholders' equity.

Corning is obligated to make monthly contributions to the plan sufficient to enable the ESOP to pay its loan, including interest. These contributions are classified as expense at the time they are made.

Contributions to the ESOP were $5.9 million in 1993, $5.0 million in 1992, and $5.8 million in 1991. Dividends on unallocated shares reduced contribution requirements by $1.3 million in 1993, $2.2 million in 1992, and $1.4 million in 1991. Shares held by the ESOP are included in weighted average shares for earnings per share calculations.

14.  Commitments and Guarantees

Minimum rental commitments under leases outstanding at January 2, 1994, are:

 1994     1995      1996      1997      1998    1999-2028

$78.6     $59.3     $40.4     $27.7     $20.7     $51.5

Rental expense was $90.2 million in 1993, $82.9 million in 1992 and $69.1 million in 1991.

The ability of certain subsidiaries and associated companies to transfer funds is limited by provisions of certain loan agreements and foreign government regulations. At January 2, 1994, the amount of equity subject to such restrictions for consolidated subsidiaries approximated $113 million. While this amount is legally restricted, it does not result in operational difficulties since Corning has generally permitted subsidiaries to retain a majority of equity to support their growth programs. At January 2, 1994, loans of equity affiliates guaranteed by Corning totaled $27.8 million.

At January 2, 1994, Corning had forward foreign currency contracts designated as hedges to purchase $25.7 million U.S. dollars. These contracts are held by Corning and its subsidiaries and will mature at various dates in 1994.

15.  International Activities

Information by geographic area is presented below on a source basis, with exports shown in their area of origin, and research and development expenses shown in the area where the activity was performed. Other revenues, interest expense and miscellaneous income and expense are included with other unallocated amounts to allow a reconciliation to amounts reported in the Consolidated Statements of Income. Transfers between areas are accounted for at prices approximating prices to unaffiliated customers.

                                                  Eliminations
                                   Latin America,     and
                  United            Asia-Pacific  Unallocated
1993              States    Europe   and Canada     Amounts    Consolidated

Revenues          $3,659.9 (1)$242.8   $102.1        $34.1      $4,038.9
Transfers between
areas                 53.8     9.9                   (63.7)

Total revenues    $3,713.7  $252.7     $102.1       $(29.6)     $4,038.9
Income before tax (2) 224.0    6.2       23.6        (97.1)        156.7

Identifiable assets
  at year end      4,319.8   393.7      298.9        219.3       5,231.7
R&D expenditures     157.1    10.9        5.1                      173.1

1992

Revenues          $3,333.4 (1)$289.7    $85.6       $ 42.3      $3,751.0
Transfers between
areas                 49.7    14.4                   (64.1)

Total revenues    $3,383.1  $304.1      $85.6       $(21.8)     $3,751.0
Income (loss)
  before tax         440.9    36.2      (48.0) (3)   (92.5)        336.6

Identifiable assets
  at year end      2,894.0   523.1      262.0        607.2       4,286.3
R&D expenditures     135.2    12.0        3.9                      151.1

1991

Revenues          $2,751.9 (1)$324.9   $182.4       $ 35.7      $3,294.9
Transfer between
areas                 80.9    15.3        4.0       (100.2)

Total revenues    $2,832.8  $340.2     $186.4       $(64.5)     $3,294.9
Income before tax    372.7    34.2       20.5       (100.0)        327.4

Identifiable assets
  at year end      2,527.1   459.1      243.4        623.0       3,852.6
R&D expenditures     114.6    12.7        3.4                      130.7

(1)1993, 1992, and 1991 U.S. sales to unaffiliated customers include $424.8 million, $403.1 million, and $385.1 million of export sales; $162.7 million , $188.7 million, and $186.1 million to Europe; and $262.1 million, $214.4 million, and $199.0 million to Latin America, Asia-Pacific and Canada.
(2)The restructuring charge of $170.5 million was included in income before tax of the United States ($157.4 million), Europe ($9.5 million) and Latin America, Asia-Pacific and Canada ($3.6 million). The MetPath settlement of $36.5 million was included in income before tax of the United States.
(3)Includes restructuring charge of $63.3 million related to Corning Vitro Corporation's Brazilian operations.

16.  Subsequent Events

On February 2, 1994, Corning issued 8 million shares of common stock in a single-block transaction. The proceeds from this offering totaled approximately $233 million and will be used to finance the acquisition of the shares of capital stock of Corning Vitro held by Vitro and the acquisition of the assets of Northern Telecom Limited's optical-fiber and optical-cable businesses.

On February 7, 1994, under terms of an agreement with Vitro, Corning purchased the shares of capital stock of Corning Vitro held by Vitro. This transaction completed the second and final phase of the agreement between Corning and Vitro to end their cross ownership in two consumer products companies. The net cost to Corning under terms of the agreement was $131 million.

QUARTERLY OPERATING RESULTS AND RELATED MARKET DATA
(unaudited)

(In millions, except       First      Second    Third     Fourth   Total
per-share amounts)        Quarter    Quarter   Quarter   Quarter    Year


1993

Revenues                    $827.6     $912.8  $1,207.4 $1,091.1 $4,038.9
Gross Profit                 284.9      338.4     409.0    375.5  1,407.8
Income (loss) before taxes    69.6 (1)  100.9     (98.2)   (1)       84.4
156.7
Equity in earnings (loss)
  of affiliates                7.2       27.4      21.8(1)(176.4) (1)(120.0)
Net income (loss)             49.8       89.8     (33.9)  (120.9)   (15.2)

Per Common Share:
  Net income (loss)          $0.26      $0.47    $(0.18)  $(0.64)  $(0.09)
  Dividend declared           0.17       0.17      0.17     0.17     0.68
  Price range
    High                   $38 3/4    $35 5/8   $34 7/8   $28
    Low                     30 5/8     32 1/8     27 3/8  24 1/2

1992

Revenues                    $760.2     $879.5  $1,108.2 $1,003.1 $3,751.0
Gross profit                 253.4      295.9     390.0    358.1  1,297.4
Income before taxes           66.4 (1)   91.4     138.4     40.4 (1)336.6
Equity in earnings before
  cumulative effect of
  changes in accounting        6.3 (1)    9.8 (1)  22.1      5.6 (1) 43.8
Income before extraordinary
  credit and cumulative
  effect of changes in
  accounting                  65.0       66.9      99.8     34.6    266.3
Tax benefit of loss
  carryforwards                0.3        0.3       0.5      6.6      7.7
Cumulative effect of changes
  in accounting methods     (286.6)                                (286.6)
Net income (loss)           (221.3)      67.2     100.3     41.2    (12.6)

Per Common Share:
  Income before extraordinary
    credit and cumulative
    effect of changes in
    accounting methods      $ 0.34     $ 0.35   $  0.53  $  0.18  $  1.40
  Cumulative effect of
    changes in accounting
     methods                 (1.52)                                 (1.52)
  Net income (loss)          (1.18)      0.35      0.54     0.21    (0.08)
  Dividend declared           0.15       0.15      0.15     0.17     0.62
  Price range
    High                   $40 5/16   $38 5/8   $38 5/8  $39 3/4
    Low                      28 3/4     31 1/2    34 3/8   34 3/4

(1) Includes impact of unusual item(s). See Note 7 to the Consolidated Financial Statements.

FIVE YEARS IN REVIEW - HISTORICAL COMPARISON
(Dollar amounts in millions, except per-share amounts)


                               1993     1992      1991     1990     1989

Per Common Share Data

Income (loss) before
  extraordinary credit
  and cumulative effect
  of changes in accounting
  methods                    $(0.09)  $1.40     $1.66     $1.53    $1.39
Tax benefit of loss
  carryforwards                         .04       .03       .02      .01
Cumulative effect of
  changes in accounting
  methods (1)                         (1.52)
Net income (loss)            $(0.09)  $(0.08)   $1.69     $1.55    $1.40
Dividends declared (2)       $ 0.68   $0.62     $0.68     $0.46    $0.53
Weighted average shares
  outstanding (thousands)   191,963 188,589   186,472   186,902  185,880

Operations

Net sales                    $4,004.8 $3,708.7  $3,259.2  $2,940.5 $2,439.2
Research and development
  expenses                    173.1   151.1     130.7     124.5    109.6
Non-operating gains             4.2     7.0       8.1      69.2    107.1
Provision for restructuring
  and other special charges   207.0    63.3
Equity in earnings (losses)
  for associated companies  (120.0)    43.8     111.7     107.5    126.7
Income (loss) before
  extraordinary credit and
  cumulative effect of
  changes in accounting
  methods                    (15.2)   266.3     311.2     289.1    259.4
Tax benefit of loss
  carryforwards                         7.7       5.6       2.9      1.6
Cumulative effect of changes
  in accounting methods (1)          (286.6)

Net Income (Loss)            $(15.2)  $(12.6)   $316.8    $292.0   $261.0

Financial Position

Assets
  Working capital            $451.4   $465.2    $521.0    $458.4   $487.3
  Investments                 630.7   944.3     931.5     804.5    826.0
  Plant and equipment, net  1,759.8 1,605.0   1,429.6   1,351.8  1,160.6

  Total assets               $5,231.7 $4,286.3  $3,852.6  $3,512.0 $3,360.7

Capitalization
  Loans payable beyond
    one year                 $1,585.6 $815.7    $700.0    $611.2   $624.5
  Other liabilities and
    deferred credits          668.6   574.6     282.4     278.7    265.6
  Minority interest in
    subsidiary companies      245.7   241.2     115.1     101.6     45.8
  Convertible preferred stock  25.7    26.9      27.9      30.7     31.6
  Common stockholders'
    equity                  1,685.8 1,803.8   2,018.8   1,850.3  1,711.2

  Total capitalization       $4,211.4 $3,462.2  $3,144.2  $2,872.5 $2,678.7

FIVE YEARS IN REVIEW - HISTORICAL COMPARISON
(Continued)


                               1993     1992      1991     1990     1989

Selected Data and Ratios

Common dividends declared    $134.1   $120.2    $128.2    $85.3    $99.7
Preferred dividends declared $  2.1   $ 2.2     $ 2.4     $ 2.5    $ 0.6
Additions to plant and
  equipment                  $443.1   $377.4    $313.0    $261.4   $317.9
Depreciation and amortization     $   280.4     $248.2    $231.3   $211.2  $
171.3
Number of employees          39,200  31,100    30,700    28,600   27,500
Number of common stockholders19,000  16,200    15,000    15,300   15,300
Return on average common
  stockholders' equity                            16.3%     16.3%   15.9%


     Per-share amounts have been adjusted for the 2-for-1 stock splits effective January 13, 1992, and January 17, 1989.
(1) During 1992, Corning recorded an after-tax charge of $294.8 million ($1.56 per common share) in the first quarter and increased 1992 net postretirement benefit expense of $21.3 million ($0.11 per common share) for both consolidated and equity companies as a result of the adoption of FAS 106. In addition, Corning recognized an $8.2 million gain ($0.04 per common share) from an equity company's adoption of FAS 109. Except for the cumulative effects, this change did not have a material effect on net income in previous years.
(2) Includes special dividend of $0.15 and $0.1125 per common share in the fourth quarter 1991 and 1989, respectively.

INVESTOR INFORMATION

Annual Meeting

The annual meeting of shareholders will be held on Thursday, April 28, 1994, in Corning, N.Y. A formal notice of the meeting together with a proxy statement will be mailed to shareholders on or about March 17, 1994. A full report of the proceedings at the annual meeting will be available without charge upon written request to Mr. A. John Peck Jr., secretary, Corning Incorporated, HQ-E2-A14, Corning, N.Y. 14831-0001.

Additional Information

A copy of the company's 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Mr. A. John Peck Jr., secretary, Corning Incorporated, HQ-E2-A14, Corning, N.Y. 14831-0001. Corning issues public quarterly financial statements discussing the company's results. Shareholders who wish to receive a copy of the press release, income statement, balance sheet, and footnotes should contact the Secretary at the above address.

Investor Information

Investment analysts who need additional information may contact Mr. Richard B. Klein, senior vice president, investor relations, HQ-E2-T24, Corning, N.Y. 14831-0001; Telephone (607) 974-8313.

Common Stock

Corning Incorporated common stock is listed on the New York Stock Exchange and the Zurich Stock Exchange. In addition, it is traded on the Boston, Midwest, Pacific and Philadelphia stock exchanges. Common-stock options are traded on the Chicago Board Options Exchange. The abbreviated ticker symbol for Corning Incorporated is "GLW."

Dividend Reinvestment

The company's Dividend Reinvestment Plan allows shareholders to reinvest dividends in Corning Incorporated common stock automatically, regularly and conveniently. In addition, participating shareholders may supplement the amount invested with voluntary cash investments. Plan participation is voluntary and shareholders may join or withdraw at any time.

Full details of the plan are available by writing to the Secretary of the company or to Harris Trust and Savings Bank at the address listed below. Be certain to include a reference to Corning Incorporated.

Transfer Agent, Registrar and Dividend Disbursing Agent

Harris Trust and Savings Bank
Shareholder Services Division
P.O. Box 755
Chicago, IL  60690-0755
Telephone:  (800) 255-0461

For people with hearing impairments, Harris Bank has a Telecommunication Device for the Deaf (TDD) telephone. The listing is: Harris Bank, Hearing Impaired Telephone, TDD (312) 461-5633 or TDD (312) 461-5637.

Change of Address

Report change of address to Harris Trust and Savings Bank at the above address.

Independent Accountants

Price Waterhouse
1177 Avenue of the Americas
New York, N. Y.  10036

Corning Incorporated and Subsidiary Companies


Year Ended January 2, 1994

Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related Parties.


(In dollars)                             Deductions
                                              Amounts    Balance at
                Balance at            Amounts Written      1-2-94
Debtor (A)        1-3-93  Additions  Collected  Off  Current  Non Current


S.L. Albertalli $ 139,212                                        $  139,212
R.C. Buhrmaster   153,920             $153,920                       -0-
K.W. Freeman      102,960                                         102,960
N.E. Garrity      156,912                                         156,912
J.G. Kaiser       153,920                                         153,920
S.B. King         156,912                                         156,912
J.W. Loose        106,720                                         106,720
D.B. Luther       153,920                                         153,920
R.C. Marks        156,912                                         156,912
R.W. Matthews     136,220                                         136,220
R.E. Rahill       153,920                                         153,920
P.J. Regan, Jr.   156,912                                         156,912
J.E. Riesbeck     153,920             153,920                        -0-
H.R. Shrednick    136,220                                         136,220
R.J. Sphon        153,920                                         153,920
D.N. Van Allen    106,720                                         106,720

                $2,279,220            $307,840                   $1,971,380



(A)The Company has an equity purchase plan which permitted employees to purchase common shares at book value and to defer payment of a portion of the aggregate purchase price for a number of years upon the payment of a specified rate of interest. No further stock purchases will occur under this plan. During 1993 these persons had individual balances in excess of $100,000 with an interest rate of 6% per annum.

Corning Incorporated and Subsidiary Companies


Year Ended January 3, 1993

Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related Parties.


(In dollars)                             Deductions
                                              Amounts    Balance at
                Balance at            Amounts Written      1-3-93
Debtor (A)       12-29-91 Additions  Collected  Off  Current  Non Current


S.L. Albertalli $ 139,212                                        $  139,212
R.C. Buhrmaster   153,920                                         153,920
K.W. Freeman      102,960                                         102,960
N.E. Garrity      156,912                                         156,912
J.G. Kaiser       153,920                                         153,920
S.B. King         156,912                                         156,912
J.W. Loose        106,720                                         106,720
D.B. Luther       153,920                                         153,920
R.C. Marks        156,912                                         156,912
R.W. Matthews     136,220                                         136,220
R.E. Rahill       153,920                                         153,920
P.J. Regan, Jr.   156,912                                         156,912
J.E. Riesbeck     153,920                                         153,920
H.R. Shrednick    136,220                                         136,220
R.J. Sphon        153,920                                         153,920
D.N. Van Allen    106,720                                         106,720

                $2,279,220                                      $2,279,220



(A)The Company has an equity purchase plan which permitted employees to purchase common shares at book value and to defer payment of a portion of the aggregate purchase price for a number of years upon the payment of a specified rate of interest. No further stock purchases will occur under this plan. During 1992 these persons had individual balances in excess of $100,000 with interest rates ranging between 6.96% and 7.74% per annum.

Corning Incorporated and Subsidiary Companies


Year Ended December 29, 1991

Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related Parties.


(In dollars)                             Deductions
                                              Amounts    Balance at
                Balance at            Amounts Written     12-29-91
Debtor (A)       12-30-90 Additions  Collected  Off  Current  Non Current


S.L. Albertalli $ 139,212                                        $  139,212
R.C. Buhrmaster   153,920                                         153,920
K.W. Freeman      102,960                                         102,960
N.E. Garrity      156,912                                         156,912
J.G. Kaiser       153,920                                         153,920
S.B. King         156,912                                         156,912
J.W. Loose        106,720                                         106,720
D.B. Luther       153,920                                         153,920
R.C. Marks        156,912                                         156,912
R.W. Matthews     136,220                                         136,220
R.E. Rahill       153,920                                         153,920
P.J. Regan, Jr.   156,912                                         156,912
J.E. Riesbeck     153,920                                         153,920
H.R. Shrednick    136,220                                         136,220
R.J. Sphon        153,920                                         153,920
D.N. Van Allen    106,720                                         106,720

                $2,279,220                                      $2,279,220



(A)The Company has an equity purchase plan which permitted employees to purchase common shares at book value and to defer payment of a portion of the aggregate purchase price for a number of years upon the payment of a specified rate of interest. No further stock purchases will occur under this plan. During 1991 these persons had individual balances in excess of $100,000 with interest rates ranging between 6.96% and 7.74% per annum.

Corning Incorporated and Subsidiary Companies


Year Ended January 2, 1994


                         Balance at              Net Deductions  Balance at
(Dollars in millions)      1-3-93    Additions     and Other       1-2-94

Schedule V - Property, Plant and Equipment

Land                      $    52.4  $    3.8      $    4.6     $    51.6
Buildings                     657.7     121.5          36.7         742.5
Equipment                   2,398.0     368.9         199.2       2,567.7

                           $3,108.1    $494.2 (A)    $240.5 (B)  $3,361.8



Depreciation is provided over the estimated useful lives of the properties, using both accelerated and straight-line methods.

Schedule VI - Accumulated Depreciation of Property, Plant and Equipment

Buildings                 $   234.3   $  29.3       $  11.9     $   251.7
Equipment                   1,268.8     216.1         134.6       1,350.3

                           $1,503.1    $245.4 (C)    $146.5 (B)  $1,602.0



Schedule VIII - Valuation Accounts and Reserves

Doubtful accounts and
  allowances                $  56.8 $    48.9 (D)  $   35.2     $    70.5
LIFO valuation               $105.9$      4.9      $   11.4     $    99.4
Deferred tax assets
  valuation allowance          --   $    21.8           --      $    21.8
Goodwill and other
  intangible assets         $  94.7 $    23.6      $   11.5      $  106.8
Reserves for accrued costs
  of business restructuring $  63.3  $  247.8 (E)  $   78.6      $  232.5 (F)

(A)Includes additions of $51.1 million of assets resulting from business acquisitions as follows: land of $1.1 million, buildings of $6.5 million and equipment of $43.5 million.
(B)Includes net translation adjustments under provisions of SFAS No. 52.
(C)Charged to costs and expenses less $4.1 million of accumulated depreciation on assets resulting from business acquisitions as follows: buildings of $0.3 million and equipment of $3.8 million.
(D)Charged to costs and expenses.
(E)Charged to costs and expenses less $77.3 million of reserves resulting from business acquisitions.
(F)Includes short-term restructuring reserves of $155.0.

Corning Incorporated and Subsidiary Companies


Year Ended January 3, 1993


                         Balance at              Net Deductions  Balance at
(Dollars in millions)     12-29-91   Additions     and Other       1-3-93

Schedule V - Property, Plant and Equipment

Land                      $    45.4  $    8.2      $    1.2     $    52.4
Buildings                     589.1      84.1          15.5         657.7
Equipment                   2,175.2     332.5         109.7       2,398.0

                           $2,809.7    $424.8 (A)    $126.4 (B)  $3,108.1



Depreciation is provided over the estimated useful lives of the properties, using both accelerated and straight-line methods.

Schedule VI - Accumulated Depreciation of Property, Plant and Equipment

Buildings                 $   226.8   $  26.9       $  19.4     $   234.3
Equipment                   1,153.3     205.5          90.0       1,268.8

                           $1,380.1    $232.4 (C)    $109.4 (B)  $1,503.1



Schedule VIII - Valuation Accounts and Reserves

Doubtful accounts and
  allowances                $  53.7   $  39.7 (D)   $  36.6       $  56.8
LIFO valuation               $105.3  $    3.6      $    3.0        $105.9
Goodwill and other
  intangible assets         $  71.5   $  23.2           --        $  94.7
Reserves for accrued costs
  of business restructuring$    8.8   $  63.3      $    8.8       $  63.3

(A)Includes additions of $47.4 million of assets resulting from business acquisitions as follows: land of $7.3 million, buildings of $20.1 million and equipment of $20.0 million.
(B)Includes net translation adjustments under provisions of SFAS No. 52.
(C)Charged to costs and expenses less $9.8 million of accumulated depreciation on assets resulting from business acquisitions as follows: buildings of $0.6 million and equipment of $9.2 million.
(D)Charged to costs and expenses.

Corning Incorporated and Subsidiary Companies


Year Ended December 29, 1991


                         Balance at              Net Deductions  Balance at
(Dollars in millions)     12-30-90   Additions     and Other     12-29-91

Schedule V - Property, Plant and Equipment

Land                      $    44.3   $   1.4       $   0.3     $    45.4
Buildings                     556.5      47.3          14.7         589.1
Equipment                   2,042.1     295.8         162.7       2,175.2

                           $2,642.9    $344.5 (A)    $177.7 (B)  $2,809.7


Depreciation is provided over the estimated useful lives of the properties, using both accelerated and straight-line methods.


Schedule VI - Accumulated Depreciation of Property, Plant and Equipment

Buildings                 $   212.6   $  23.2      $    9.0     $   226.8
Equipment                   1,078.5     201.1         126.3       1,153.3

                           $1,291.1    $224.3 (C)    $135.3 (B)  $1,380.1


Schedule VIII - Valuation Accounts and Reserves

Doubtful accounts and
  allowances                $  41.6   $  27.7 (D)   $  15.6       $  53.7
LIFO valuation               $104.6  $    7.0      $    6.3        $105.3
Goodwill and other
  intangible assets         $  57.5   $  17.6      $    3.6       $  71.5
Reserves for accrued costs
  of business restructuring $  32.4       --        $  23.6      $    8.8 (E)

(A)Includes additions of $31.5 million of assets resulting from business acquisitions as follows: land of $0.4 million, buildings of $3.7 million and equipment of $27.4 million.
(B)Includes net translation adjustments under provisions of SFAS No. 52.
(C)Charged to costs and expenses less $16.9 million of accumulated depreciation on assets resulting from business acquisitions as follows: buildings of $1.0 million and equipment of $15.9 million.
(D)Charged to costs and expenses.
(E)Of this amount, $8.5 million is included in current liabilities; and net inventories and property, plant and equipment have been reduced by $0.2 million, and $0.1 million, respectively.

Corning Incorporated and Subsidiary Companies


Schedule IX - Short-Term Borrowings

Years Ended January 2, 1994, January 3, 1993  and December 29, 1991


(Dollars in millions)

                                     Maximum       Average      Weighted
                         Weighted     amount        amount      average
                Balance  average   outstanding   outstanding   interest
                 end of  interest     during        during    rate during
Category          year     rate      the year      the year     the year


1993:

Banks             $21.3      6.7%      $629.6        $194.7        4.1%
Other financial
 institutions      35.3      8.0%       61.9          36.7         7.8%
Commercial paper   85.1      3.1%      126.2          48.8         3.2%

  All categories  $141.7     4.9%      $696.2        $280.2        4.4%

1992:

Banks             $27.0      9.7%      $60.8         $45.0         7.8%
Other financial
 institutions      51.4      7.3%       81.5          27.8         7.9%
Commercial paper   25.0      3.6%      151.6          56.0         4.0%

  All categories  $103.4     7.0%      $208.6        $128.8        6.2%

1991:

Banks             $76.3      9.5%      $76.3         $22.1         8.6%
Other financial
 institutions       9.0      8.4%       11.5           8.4         8.2%
Commercial paper   --       --          99.5          50.9         5.9%

  All categories  $85.3      9.4%      $147.5        $81.4         6.9%

Corning Incorporated and Subsidiary Companies


Schedule X - Supplementary Income Statement Information

Years Ended January 2, 1994, January 3, 1993 and December 29, 1991

(Dollars in millions)

Item                                         Charged to Costs and Expenses
                                               1993       1992      1991

Maintenance and repairs                       $150.3    $147.9     $135.4
Depreciation                                   241.3     222.6      207.4
Amortization of intangible
  assets and other assets                       39.1      25.6       23.9
Taxes, other than payroll and income taxes      30.5      30.5       25.9
Advertising                                     47.0      48.7       46.9

                 Suite 3900                Telephone 313 259 0500
                 200 Renaissance Center
                 Detroit, MI  48243


Price Waterhouse

Report of Independent Accountants

January 20, 1994


To the Stockholders and
Board of Directors of
Dow Corning Corporation


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the financial statements, the Company is involved in product liability litigation and claims related to breast implants for which it is seeking payment from insurance carriers. The Company has recorded an estimated liability and insurance receivable for these matters based upon all currently available information. As additional facts and circumstances develop in the future, it may be necessary for the Company to revise these estimates.

As discussed in Note 6 to the financial statements, the Company changed its method of applying fixed costs to inventory in 1991. In 1992, the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106 as discussed in Note 11 and its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 as discussed in Note 13.


Price Waterhouse

 DOW CORNING CORPORATION
 INDEX TO FINANCIAL STATEMENTS

                                                            Page

Consolidated balance sheets at December 31, 1993 and 1992    58


Consolidated statements of operations and retained
 earnings for the years ended December 31, 1993, 1992
 and 1991                                                    60


Consolidated statements of cash flow for the years ended
 December 31, 1993, 1992 and 1991                            61


Notes to consolidated financial statements                   62


Supplementary Data - for the years ended December 31,
 1993 and 1992:

       Quarterly financial information                       80

 DOW CORNING CORPORATION
 CONSOLIDATED BALANCE SHEETS
(in millions of dollars)
ASSETS


                                                December 31,
                                              1993        1992


CURRENT ASSETS:

    Cash and cash equivalents               $  263.0    $    8.4

    Short-term investments                       0.9         -

    Accounts and notes receivable -
      Trade (less allowance for doubtful
       accounts of $8.4 in 1993 and 1992)      318.5       285.9

      Other receivables                         54.5        53.0

                                               373.0       338.9

    Inventories                                285.6       356.1

    Other current assets -
      Deferred income taxes                    118.4        90.5
      Other                                     28.3        33.8

                                               146.7       124.3

                Total current assets         1,069.2       827.7

PROPERTY, PLANT AND EQUIPMENT:
    Land and land improvements                 130.9       119.3
    Buildings                                  436.0       413.1
    Machinery and equipment                  2,011.3     1,906.5
    Construction-in-progress                   132.5       148.9

                                             2,710.7     2,587.8
    Less - Accumulated depreciation         (1,544.6)   (1,396.5)

                                             1,166.1     1,191.3

OTHER ASSETS:
    Implant insurance receivable               663.7         -
    Deferred income taxes                      229.6        31.8
    Other                                      133.7       139.9

                                             1,027.0       171.7

                                            $3,262.3    $2,190.7
                                            ========    ========
The Notes to Consolidated Financial Statements are an integral part of these financial statements.

DOW CORNING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions of dollars except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  December 31,
                                              1993        1992
                                            --------    --------
CURRENT LIABILITIES:
   Notes payable                            $  233.7    $  160.0
   Current portion of long-term debt            33.5        37.7
   Trade accounts payable                      147.1       124.7
   Income taxes payable                         18.6        41.1
   Accrued payrolls and employee benefits       60.4        54.6
   Accrued taxes, other than income taxes       19.6        17.2
   Implant reserve                             158.7        46.2
   Other current liabilities                    99.0        87.4
                                            --------    --------
           Total current liabilities           770.6       568.9
                                            --------    --------
LONG-TERM DEBT                                 314.7       298.0
                                            --------    --------

OTHER LONG-TERM LIABILITIES:
   Implant reserve                           1,100.0         -
   Deferred income taxes                        14.6         0.2
   Other                                       311.2       306.3
                                            --------    --------
                                             1,425.8       306.5
                                            --------    --------
CONTINGENT LIABILITIES (NOTE 2)
MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARIES                                  102.8        85.2
                                            --------    --------
STOCKHOLDERS' EQUITY:
   Common stock, $5 par value - 2,500,000
    shares authorized and outstanding           12.5        12.5
   Retained earnings                           604.3       891.3
   Cumulative translation adjustment            31.6        28.3
                                            --------    --------
           Stockholders' equity                648.4       932.1
                                            --------    --------
                                            $3,262.3    $2,190.7
                                            ========    ========
The Notes to Consolidated Financial Statements are an integral part of these financial statements.

DOW CORNING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(in millions of dollars except share data)
                                                  Year ended December 31,
                                             1993        1992         1991


NET SALES                                  $2,043.7    $1,955.7    $1,845.4

OPERATING COSTS AND EXPENSES:
  Manufacturing cost of sales                1,403.9     1,343.2    1,195.5
  Marketing and administrative expenses        403.9       410.4      397.3
  Implant costs                                640.0        69.0       25.0
  Special items                                  -          40.0       29.0
                                           --------     -------    --------
                                            2,447.8     1,862.6     1,646.8
                                           --------     -------    --------

OPERATING INCOME (LOSS)                       (404.1)       93.1      198.6

OTHER INCOME (EXPENSE):
Interest income, currency gains (losses)
 and other, net                                 15.4       (20.6)     31.9
 Interest expense                              (33.3)      (22.5)    (21.5)
                                             -------     -------   --------

INCOME (LOSS) BEFORE INCOME TAXES             (422.0)       50.0      209.0

Income tax provision (benefit)                (150.9)       10.1       58.3

Minority interests' share in income             15.9        11.5       14.1
                                           --------     -------    --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECTS OF
  CHANGES IN ACCOUNTING PRINCIPLES
  (1993 - $(114.80) per share;
  1992 - $11.36 per share; 1991 - $54.64 per
  share)                                     (287.0)       28.4       136.6

  Cumulative effect of adopting Statement of
   Financial Accounting Standards No. 106 -
   Employers' Accounting for Postretirement
   Benefits Other Than Pensions, net
   of applicable income taxes
   ($(46.72) per share)                          -       (116.8)        -

  Cumulative effect of adopting Statement of
   Financial Accounting Standards No. 109 -
   Accounting for Income Taxes ($6.56 per share)    -       16.4         -

  Cumulative effect of a change in accounting
   for fixed costs recorded in inventory, net
   of applicable income taxes ($6.52 per share)   -        -         16.3
                                            --------    -------    --------

NET INCOME (LOSS) (1993 - $(114.80) per share;
  1992 $(28.80) per share;
  1991 - $61.16 per share)                    (287.0)    (72.0)     152.9

Retained earnings at beginning of year          891.3    1,028.8    953.4

Cash dividends (1992 - $26.20 per share;
  1991 -$31.00 per share)                        -       (65.5)     (77.5)
                                            --------     -------   --------

Retained earnings at end of year            $  604.3  $   891.3   $1,028.8
                                            ========   ========   ========

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

DOW CORNING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions of dollars)


                                                  Year ended December 31,
                                                1993       1992        1991

CASH FLOWS FROM OPERATING ACTIVITIES:
   Income (loss) before cumulative effects
   of changes in accounting principles         $(287.0)   $ 28.4     $136.6
   Adjustments to reconcile net income
   (loss) to net cash provided by operating
   activities -
          Depreciation and amortization          197.1     190.6      171.5
          Deferred income taxes                 (211.5)    (40.7)    (38.7)
          Minority interests                       8.2       5.7       10.4
          Non-cash portion of implant
            charges                              548.8      21.2      25.0
          Special items                            -        40.0      29.0
          Postretirement health care and
            life insurance                        (3.8)     17.4       -
          Other                                   14.1      (5.9)     (6.2)
   Changes in assets and liabilities -
        Accounts and notes receivable            (44.8)     (7.5)     (0.8)
        Inventories                               44.0      14.8     (38.3)
        Accounts payable                          18.3     (10.3)     13.4
        Income taxes payable                     (24.7)     11.2       2.1
        Other current liabilities                 19.2      (8.4)      8.5
                                               -------    ------     ------
          Cash provided by operating
            activities                           277.9     256.5     312.5
                                               -------    ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         (182.3)   (214.6)   (224.8)
   Proceeds from sale of assets                   66.3       -        -
   Business acquisitions, net of cash
     acquired                                      -      (29.8)      (3.1)
   Other                                          9.6      (5.1)      (3.0)
                                              -------     ------     ------
        Cash used for investing activities     (106.4)   (249.5)    (230.9)
                                               ------     ------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                          58.8      82.5       55.5
   Payments on long-term debt                   (49.9)    (81.9)     (14.0)
   Payments on revolving credit agreement      (100.0)      -           -
   Proceeds from revolving credit agreement     150.0     100.0         -
   Net change in other short-term borrowings     25.0     (41.7)     (46.6)
   Dividends paid to stockholders                 -       (65.5)     (77.5)
                                              -------    ------       -----
        Cash provided by (used for) financing
          activities                             83.9    (6.6)     (82.6)
                                              -------    ------    ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH          (0.8)      0.1     (0.2)
                                              -------    ------    ------

CHANGES IN CASH AND CASH EQUIVALENTS:
   Net increase (decrease) in cash and
     cash equivalents                           254.6     0.5       (1.2)
   Cash and cash equivalents at beginning
     of year                                      8.4     7.9        9.1
                                              -------    ------    ------
   Cash and cash equivalents at end of year  $  263.0   $   8.4  $   7.9
                                              =======    ======    ======

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

DOW CORNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions of dollars except where noted)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Dow Corning Corporation and all of its wholly-owned and majority-owned domestic and foreign subsidiaries (the Company). The Company's interests in 20% to 50% owned affiliates are carried on the equity basis and are included in other assets. Intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents and Short-Term Investments

     Cash equivalents include all highly liquid investments purchased with an original maturity of ninety days or less. All other temporary investments are classified as short-term investments. The carrying amounts for cash equivalents and short-term investments approximate their fair values.

     The Company enters into agreements to purchase and resell securities. As of December 31, 1993, there was approximately $243.1 outstanding under these agreements. Of this amount, $208.1 had been purchased from Merrill Lynch Mortgage Capital, Inc. with a weighted average maturity of twelve days, and $35.0 had been purchased from Lehman Commercial Paper, Inc. with a weighted average maturity of eight days. Securities purchased under agreements to resell are included in cash and cash equivalents in the accompanying balance sheet.

Inventories

     Inventories are stated at the lower of cost or market. The cost of the majority of inventories is determined using the last-in, first-out
(LIFO) method and the remainder is valued using the first-in, first-out
(FIFO) method.

Property and Depreciation

     Property, plant and equipment are carried at cost and are depreciated principally using accelerated methods over estimated useful lives ranging from 10 to 20 years for land improvements, 10 to 45 years for buildings and 3 to 20 years for machinery and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

     Expenditures for maintenance and repairs are charged against income as incurred. Expenditures which significantly increase asset value or extend useful asset lives are capitalized.

     The Company follows the policy of capitalizing interest as a component of the cost of capital assets constructed for its own use. Interest capitalized was $12.0 in 1993, $11.8 in 1992, and $11.8 in 1991.

Intangibles

     Other assets include $27.0 and $32.7 of intangible assets at December 31, 1993 and 1992, respectively, representing the excess of cost over net assets of businesses acquired. These intangible assets are being amortized on a straight-line basis over 10 years. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives.

Deferred Investment Grants

     Included in other long-term liabilities are deferred investment incentives (grants) which the Company has received related to certain capital expansion projects in Belgium, Canada and the United Kingdom. Such grants are deferred and recognized in income over the service lives of the related assets. At December 31, 1993 and 1992, gross deferred investment incentives were $84.6 and $90.7 with related accumulated amortization of $62.8 and $60.8, respectively.

Income Taxes

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, effective on January 1, 1992. SFAS 109 requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Research and Development Costs

     Research and development costs are charged to operations when incurred and are included in manufacturing cost of sales. These costs totalled $163.9 in 1993, $161.2 in 1992, and $148.7 in 1991.

Currency Translation

     Assets and liabilities of certain foreign subsidiaries are translated into U.S. dollars at end-of-period exchange rates; translation gains and losses, hedging activity and related tax effects from these subsidiaries are reported as a separate component of stockholders' equity. Assets and liabilities of other foreign subsidiaries are remeasured into U.S. dollars using end-of-period and historical exchange rates; remeasurement gains and losses, hedging activity and related tax effects for these subsidiaries are recognized in the statement of operations. Revenues and expenses for all foreign subsidiaries are translated at average exchange rates during the period. Foreign currency transaction gains and losses are included in current earnings.

Interest and Currency Rate Derivatives

     The Company enters into a variety of interest rate and currency swaps, interest rate caps and floors, options and forward exchange contracts in its management of interest rate and foreign currency exposures. The differential to be paid or received on interest rate swaps, including interest rate elements in combined currency and interest rate swaps, interest rate caps and floors is recognized over the life of the agreements as an adjustment to interest expense. Gains and losses on terminated interest rate instruments that were entered into for the purpose of changing the nature of underlying debt obligations are deferred and amortized to income as an adjustment to interest expense. Currency option premiums are amortized over the option period. Gains and losses on purchased currency options that are designated and effective as hedges are deferred and recognized in income in the same period as the hedged transaction. Realized and unrealized gains and losses on currency swaps, including currency elements in combined currency and interest rate swaps, and forward exchange contracts are recognized currently in other income and expense, or, if such contracts are effective as net investment hedges, in stockholders' equity.

New Accounting Standards

     In November 1992, Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Post-employment Benefits" was issued. The Company will be required to adopt this new method of accounting for benefits paid to former or inactive employees after employment but before retirement no later than 1994. This new standard requires, among other things, that the expected costs of these benefits be recognized when they are earned or become payable when certain conditions are met rather than the current method which recognizes these costs when they are paid. The Company does not expect this standard to materially impact its financial condition or results of operations when it is adopted in 1994.

Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to the presentation adopted in 1993.


NOTE 2 - CONTINGENCIES

Breast Implant Business

     Prior to January 6, 1992, the Company, directly and through its wholly-owned subsidiary, Dow Corning Wright Corporation, was engaged in the manufacture and sale of silicone gel breast implants. As part of a review process initiated in 1991 by the United States Food and Drug Administration
(FDA) of Premarket Approval Applications (PMAA) for silicone gel breast implants, on January 6, 1992, the FDA asked breast implant producers and medical practitioners to voluntarily halt the sale and use of silicone gel breast implants pending further review of the safety and effectiveness of such devices, and the Company complied with the FDA's request and suspended shipments of implants. Subsequently, the Company announced that it would not resume the production or sale of silicone gel breast implants and that it would withdraw its PMAA for silicone gel breast implants from consideration by the FDA. The Company also commenced a program to provide up to $1,200 (in whole dollars) per patient to support medical costs of removing the Company's silicone gel breast implants from women who have a documented medical need to have their implants removed and who cannot afford the procedure. As of January 20, 1994, approximately 2,800 women have made use of this program.

     Since late 1991, there has been considerable publicity associated with the breast implant controversy, and the Company experienced a substantial increase in the number of lawsuits against the Company relating to breast implants. As of January 20, 1994, the Company has been named, often together with other defendants, in approximately 11,800 pending breast implant products liability lawsuits filed by or on behalf of individuals who claim to have or have had silicone gel breast implants. Many of these cases involve multiple plaintiffs. In addition, there were 41 purported breast implant products liability class action lawsuits which had been filed against the Company as of January 20, 1994. It is anticipated that the Company will be named as a defendant in additional breast implant lawsuits in the future. The typical alleged factual bases for these lawsuits include allegations that the plaintiffs' breast implants caused specified ailments, including, among other things, autoimmune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company is sometimes named as the manufacturer of silicone gel breast implants, and other times the Company is named as the supplier of silicone raw materials to other breast implant manufacturers. Although there are similarities among the cases, there are also differences which can significantly affect the cost of defending and disposing of each case, and many cases are at such a preliminary stage that the Company has not yet been able to obtain information relevant to the evaluation of each case. For these reasons, the amounts involved in prior dispositions of breast implant cases are not necessarily indicative of the amounts that may be required to dispose of such cases in the future. The Company is vigorously defending this litigation asserting, among other defenses, that there is no causal connection between silicone breast implants and the ailments alleged by the plaintiffs in these cases.

     During 1992 and 1993, consolidation of a substantial number of breast implant lawsuits for pretrial purposes occurred in federal court (U.S. District Court for the Northern District of Alabama) and various state courts where a substantial number of breast implant lawsuits have been filed. As of December 31, 1993, substantially more than half of all breast implant cases have been consolidated for pretrial purposes at the federal and state levels. Discovery is proceeding under the supervision of the courts. The Company anticipates that current and future breast implant lawsuit consolidations will result in a reduction of per case litigation defense costs.

     On September 9, 1993, the Company announced that representatives of plaintiffs and defendants involved with silicone breast implant litigation have developed a "Statement of Principles for Global Resolution of Breast Implant Claims" (the "Statement of Principles"). The Statement of Principles summarizes a proposed claims based structured resolution of claims arising out of breast implants which have been or could be asserted against various implant manufacturers, suppliers, physicians and hospitals (the "Proposed Settlement").

     The Statement of Principles does not constitute an agreement and a number of issues remain to be resolved before a tentative settlement agreement can be reached. A number of specifics of settlement concepts contained in the Statement of Principles continue to be undefined and many uncertainties remain. Various steps must be completed before a settlement can be implemented, including review and support of the Proposed Settlement by the boards of directors, managements and insurance carriers of Funding Participants (as defined below) and review and acceptance of the Proposed Settlement by breast implant plaintiffs and their counsel. In addition, a court supervised fairness review process of the Proposed Settlement must be completed before a final agreement can be implemented. The timetable for the completion of this process is currently undetermined. Once a final agreement is approved by the court, claims can then be validated and administered.

     Under the Proposed Settlement, if implemented, industry participants (the "Funding Participants") would contribute up to $4.75 billion over a period of thirty years to establish several special purpose funds. The specific participants and their respective contributions to this fund are currently under negotiation. The Proposed Settlement, if implemented, would be a claims based structured resolution of claims arising out of silicone breast implants, and would define the circumstances under which payments from the funds would be made. The Proposed Settlement includes provisions for (a) class membership and the ability of plaintiffs to opt out of the class, (b) the establishment of defined funds for medical diagnostic/evaluation procedures, explantation, ruptures, compensation for specific diseases and administration, (c) payment terms and timing and (d) claims administration. The Proposed Settlement defines periods during which breast implant plaintiffs may elect not to settle their claims by way of the Proposed Settlement and continue their individual breast implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). In certain circumstances, if any defendant who is a Funding Participant considers the number of Opt Out Plaintiffs maintaining lawsuits against such defendant to be excessive, such defendant may decide to exercise the option to withdraw from participation in the Proposed Settlement.

     Management believes that a settlement incorporating concepts underlying the Statement of Principles would be a responsible and cost efficient approach to resolving breast implant litigation against the Company. Management continues to evaluate the Proposed Settlement in that light and believes that it would be viable if, among other things, (a) an acceptable agreement as to allocation of liability under the Proposed Settlement among Funding Participants can be reached, (b) adequate insurance support is provided to Funding Participants by their insurance carriers and (c) substantially all plaintiffs participate in the settlement.

     The Company continues to negotiate with other potential parties to the Proposed Settlement to reach a tentative settlement agreement similar in concept to the Statement of Principles. Since the announcement of the Statement of Principles, the Company has participated in negotiations with other key Funding Participants to reach an agreement regarding, among other things, the respective contribution of each of these Funding Participants to the settlement fund. These negotiations are currently ongoing and have progressed to a point where the Company believes it has sufficient information to estimate its potential liability for breast implant litigation.

     Notwithstanding the limited information available regarding most of the claims asserted against the Company and the uncertainties related to the eventual resolution of these claims, the Company has made efforts in the past to reflect anticipated financial consequences to the Company of the breast implant situation. In December 1991, the Company recorded a $25.0 pretax charge associated with the breast implant business to cover implant inventories, dedicated equipment and costs associated with confirming the safety of the product. In the first quarter of 1992, the Company recorded $24.0 of pretax costs related to silicone gel breast implant litigation, claims and related matters. In the second quarter of 1992, the Company recorded a $45.0 pretax charge associated with its discontinued breast implant products. This charge represented management's best estimate at the time of future costs for ongoing research associated with breast implants; continued communication with patients, the medical community and other interested parties; the retrieval of breast implant inventories from the Company's medical customers; and various legal defense matters.

     Based on information developed in settlement negotiations, on January 14, 1994, the Company announced a pretax charge of $640.0 for the fourth quarter of 1993. This charge included the Company's best current estimate of its potential liability for breast implant litigation based on current settlement negotiations, and also included provisions for legal, administrative, and research costs related to breast implants, for a total of $1.24 billion, less expected insurance recoveries of $600.0. The amounts recorded by the Company for the estimated cost of settling breast implant litigation and claims and anticipated insurance reimbursements were determined on a present-value basis using a discount rate of 7.0% over a period of more than 30 years. The estimated liability of $1.24 billion as described above is approximately $2.3 billion on an undiscounted basis.
The expected insurance recovery of $600.0 as described above is approximately $1.2 billion on an undiscounted basis.

     The estimated liability of $1.24 billion described above has been combined with reserves of $18.7 remaining from breast implant related charges recorded prior to 1993. This total liability amount is shown opposite the captions "Implant Reserves" in the accompanying balance sheet. The receivable of $600.0 described above has been combined with a receivable of $63.7 which represents breast implant related payments made prior to December 31, 1993, for which recovery through insurance is anticipated. This receivable is shown opposite the caption
"Implant Insurance Receivable" in the accompanying balance sheet.

     The Company believes that a substantial portion of the indemnity, settlement and defense costs related to breast implant lawsuits and claims will be covered by the Company's products liability insurance subject to deductibles, exclusions, retentions and policy limits. The Company's insurers have reserved and may reserve the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. Also, a number of the breast implant lawsuits pending against the Company request punitive damages and compensatory damages arising out of alleged intentional torts. Depending on policy language, applicable law and agreements with carriers, any damages which may be awarded pursuant to such lawsuits may or may not be covered, in whole or in part, by insurance.

     As of December 31, 1993, the Company had a substantial amount of unexhausted claims-made insurance coverage with respect to lawsuits and claims commencing 1986 and thereafter. For lawsuits and claims involving implant dates prior to 1986, the Company believes substantial coverage exists under a number of primary and excess occurrence policies having various limits. Because the defense and disposition of particular breast implant lawsuits and claims may be covered, in whole or in part, both by the claims-made coverage issued from and after 1986, and one or more of the occurrence policies issued prior to 1986, determination of aggregate insurance coverage depends on, among other things, how defense and indemnity costs are allocated among the various policy periods.

     Discussions among the Company and its primary insurance carriers have occurred and are continuing with a view toward reaching an agreement as to the allocation of costs of breast implant litigation among the various insurance carriers issuing products liability insurance policies to the Company relative to breast implants and other products. The Company became dissatisfied with the progress being made toward reaching such an agreement. Consequently, the Company commenced a lawsuit against certain of these insurance carriers seeking, among other things, a judicial enforcement of the obligations of the insurance carriers under certain of these insurance policies (for additional information regarding this lawsuit, see Legal Proceedings, Part I, Item 3). Management continues to believe that it is probable that the Company will recover from its insurance carriers a substantial amount of breast implant related payments which have been or may be made by the Company. In reaching this belief, the Company has analyzed its insurance policies, considered its history of coverage and insurance reimbursement for these types of claims, and consulted with knowledgeable third parties with significant experience in insurance coverage matters. The amount recorded by the Company as an insurance receivable is substantially less than the amount for which the Company would seek reimbursement if a settlement proceeds.

     Management believes that the Company will generate the financial liquidity required to meet ongoing operational needs and to participate in the settlement currently being negotiated. This belief is based on, among other things, management's estimate of future operational cash flows, its assessment that recovery of substantial amounts of settlement obligations from its insurance carriers is probable, and its evaluation of current financing arrangements.

     The Implant Reserves less the Implant Insurance Receivable reflects management's best current estimate of the cost of ultimate resolution of breast implant litigation. As breast implant litigation settlement negotiations continue, additional circumstances may develop which could affect the reliability and precision of the current estimate. Those circumstances include, among other things, development of additional information regarding the allocation of settlement payments among the Funding Participants, any revisions to the timing of those payments, the number and extent of claims not covered by a settlement, the amount and timing of insurance recoveries and the allocation of insurance payments among the Company's insurance carriers, and the possibility of resolution of the litigation through alternatives to a settlement of the type currently proposed. As additional facts and circumstances develop, the estimate may be revised, or provisions may be necessary to reflect any additional costs of resolving breast implant litigation and claims not covered by a settlement. Future charges resulting from any revisions or provisions, if required, could have a material adverse effect on Dow Corning's financial position or results of operations in the period or periods in which such charges are recorded.

Environmental Matters

     The Company has been advised by the United States Environmental Protection Agency (EPA) that the Company, together with others, is a Potentially Responsible Party (PRP) with respect to a portion of the cleanup costs and other related matters involving a number of abandoned hazardous waste disposal facilities. Management believes that there are 12 sites at which the Company may have some liability, although management currently expects to settle the Company's liability for a majority of these sites for de minimis amounts. Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRPs at these sites at which management currently believes the Company may have more than the de minimis liability is $33.0. Management cannot currently estimate the aggregate liability for all PRPs at those sites at which management expects the Company has a de minimis liability.

     The Company records a charge to earnings for sites when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The Company has accrued for its estimated liabilities with respect to these sites; such accrual is substantially less than the estimated aggregate liability for all PRPs at these sites as it reflects the Company's estimated share of total remaining cleanup costs. While there are a number of uncertainties with respect to the Company's estimate of its ultimate liability for cleanup costs at these sites, it is the opinion of the Company that these matters will not materially adversely affect the Company's consolidated financial position or results of operations. This opinion is based upon the number of identified PRPs at each site, the number of such PRPs that are believed by management to be solvent, and the portion of waste sent to the sites for which management believes the Company might be held responsible based on available records.

Receivables Sold

     The Company has sold certain receivables subject to recourse provisions. The Company has agreements in place whereby it may sell on an ongoing basis fractional ownership interests in a designated pool of U.S. trade receivables, with limited recourse, in amounts up to $65.0. As of December 31, 1993, the Company had no amounts outstanding under these agreements. The amount of receivables sold under these agreements which remained uncollected at December 31, 1992 was $49.0. In addition, another $63.2 and $25.1 of receivables had been sold at December 31, 1993 and 1992, respectively, under other agreements. During 1993 and 1992, net proceeds of approximately $74.7 and $73.5, respectively, were received upon the sale of receivables.

DOW CORNING FIRE STOP(R)

     In May, 1993, the Company began communicating additional information and test results to the owners of buildings which contain DOW CORNING FIRE STOP(R) Intumescent Wrap Strip 2002, recommending that the owners conduct a review with a qualified Fire Protection Engineer to determine whether remedial action is warranted, including possible replacement of the product due to uncertainty about its ability to perform consistently and predictably over time. DOW CORNING FIRE STOP(R) Intumescent Wrap Strip 2002 is a non-silicone, resin-based fire stop product which was installed in buildings as a passive fire protection product. The Company ceased the sale of this product in 1992. The potential liability associated with replacement of this product cannot be estimated at this time. However, management believes that the ultimate resolution of this issue will not have a material adverse effect on the Company's consolidated financial position or results of operations.


NOTE 3 - SPECIAL ITEMS

     Charges of $40.0 in 1992 relate to provisions for restructuring activities, consisting largely of costs associated with the cessation of manufacturing activities at a subsidiary in Brazil and costs involved in global expense reduction, including elimination of low-priority activities, redeployment of people and reduction in the value of affected facilities. Charges of $29.0 in 1991 represent provisions for costs of certain legal contract disputes and recognition of partial impairment in the value of certain foreign assets.

NOTE 4 - SALE OF ASSETS AND ACQUISITIONS

     In June 1992, the Company announced its intent to offer for sale its medical device business, which principally included metal orthopedic implant devices and other specialty devices. Subsequent to that decision, management decided to retain most of the specialty device product lines and offer for sale principally the metal orthopedic device business. On July 1, 1993, the Company sold the metal orthopedic device assets for approximately $66.3 in cash. The Company's investment in assets was approximately $70.0, most of which represented current assets. The sale of the metal orthopedic device business did not have a material effect on the Company's consolidated net sales, financial position or results of operations.

     On July 14, 1992, the Company acquired ARA - Werk Kraemer GmbH (ARA), a German supplier of sealants, polyurethane foam products and related application tools. The purchase price included $18.9 of cash and $19.2 in notes to be paid within one year of the acquisition date. The acquisition was accounted for by the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at date of acquisition. The excess of purchase price over estimated fair values of the net assets acquired was $25.6 and has been recorded as goodwill, which will be amortized over 10 years. The operating results of ARA are included in the Company's consolidated results from the acquisition date. Consolidated net sales, net income and related per share amounts for the years ended December 31, 1992 and 1991, respectively, would not have been materially different had this acquisition taken place at the beginning of 1991.

     On November 2, 1992, the Company acquired for $12.8 an additional 40% interest in Lucky-DC Silicone Co., Ltd. (Lucky-DC), a company in which Dow Corning previously had held a 50.0% interest. In addition, under the terms of the agreement with the partner, Lucky Ltd., the Company will acquire for $3.2 the remaining 10% interest by November 1995, subject to the approval by the Government of South Korea. Consolidated net sales, net income and related per share amounts for the years ended December 31, 1992 and 1991, respectively, would not have been materially different had this acquisition taken place at the beginning of 1991.


NOTE 5 - FOREIGN CURRENCY

Following is an analysis of the changes in the cumulative translation adjustment:

                                          1993     1992     1991
                                          -----    -----    -----

  Balance, beginning of year              $28.3    $66.2    $32.5

  Translation adjustments and gains
   (losses) from certain hedges and
   intercompany balances                   (0.2)   (37.5)    30.5

  Income tax effect of current year
   activity                                 3.5     (0.4)     3.2
                                          -----    -----    -----

  Balance, end of year                    $31.6    $28.3    $66.2
                                          =====    =====    =====

     Net foreign currency gains (losses) currently recognized in income amounted to $(8.1) in 1993, $(35.2) in 1992, and $11.1 in 1991. In 1991,
the Company changed functional currencies of certain subsidiary companies in Europe. This change did not materially impact the Company's consolidated financial position or results of operations.

NOTE 6 - INVENTORIES


     Following is a summary of inventories by costing method at December
31:

                                            1993            1992
                                           ------          ------
  Raw material, work-in-process and
   finished goods:
          Valued at LIFO                   $197.0          $224.9
          Valued at FIFO                     88.6           131.2
                                           ------          ------

                                           $285.6          $356.1
                                           ======          ======

     Under the dollar value LIFO method used by the Company, it is impracticable to separate inventory values by classifications. Inventories valued using LIFO at December 31, 1993 and 1992 are stated at approximately $70.9 and $96.1, respectively, less than they would have been if valued at replacement cost. Reduction in LIFO reserves in 1993 did not have a material impact on results of operations.

     In 1991, the Company changed its method of applying fixed costs to inventory by using actual production volumes as a basis for allocating these costs to inventory rather than practical capacity volumes.
Management believes this change will result in a better matching of product costs with related sales in reported operating results. The $16.3 cumulative effect of the change on prior years, net of income taxes of $8.4, is included in net income for 1991. The change also increased inventories, net of an adjustment for LIFO valuation, by $24.7. Except for the cumulative effect, the change did not have a material effect on operating results for the periods presented.


NOTE 7 - INVESTMENTS AND LOANS

     At December 31, 1993 and 1992, the carrying amounts for investments of $24.6 and $20.4, respectively, which excludes those investments accounted for on the equity basis, and loans of $10.0 and $15.0, respectively, approximate their fair value. Fair values are determined based on quoted market prices or, if quoted market prices are not available, on market prices of comparable instruments. Investments and loans are included in short-term investments and other assets in the accompanying consolidated balance sheets.


NOTE 8 - NOTES PAYABLE AND CREDIT FACILITIES

Notes payable at December 31 consisted of:

                                                  1993      1992
                                                 ------    ------

       Revolving Credit Agreement                $150.0    $100.0
       Other bank borrowings                       83.7      60.0
                                                 ------    ------

                                                 $233.7    $160.0
                                                 ======    ======

     During 1993, the Company terminated a revolving credit agreement which was in place at December 31, 1992, and replaced it with a Revolving Credit Agreement with 16 domestic and foreign banks which provides for borrowings on a revolving credit basis until November, 1997, of up to $400.0. The Company also has agreements with several other banks whereby it may borrow up to $269.5 under short-term lines of credit. The Company pays a fixed service fee for certain of these facilities in lieu of any compensating cash balances. Included in other bank borrowings are amounts outstanding under these other facilities at December 31, 1993 and 1992 of $83.7 and $34.4, respectively. The carrying amounts of the Company's short-term borrowings approximate their fair value.

     Various debt agreements, the Revolving Credit Agreement included, contain various debt restrictions and provisions relating to property liens, sale and leaseback transactions, debt to tangible capital ratio, and funds flow. In addition, the Revolving Credit Agreement provides creditors the right, subject to a majority vote, to demand payment in the event that uninsured breast implant litigation expenditures and judgments exceed certain limits. A settlement agreement of the type currently being negotiated (as described in Note 2 of Notes to Consolidated Financial Statements) would likely exceed these limits. At December 31, 1993, the Company was in compliance with all debt restrictions and provisions.

     Under the provisions of the Revolving Credit Agreement, the Company is subject to certain restrictions as to the payment of dividends. The amount of the restriction is based on a formula which considers, among other things, the income before income taxes for the most recent fiscal year. Based on the computation completed for the year ended December 31, 1993, the Company is restricted from issuing dividends in 1994.


NOTE 9 - LONG-TERM DEBT

      Long-term debt at December 31 consisted of:
                                                  1993        1992
                                                 ------      ------
   9.625% Sinking Fund Debentures due 2005       $  4.8    $  4.8
   9.375% Debentures due 2008                      75.0      75.0
   8.15% Debentures due 2029                       50.0      50.0
   7.61%-9.50% Medium-term Notes due 1994-2001,
       8.68% average rate at December 31, 1993     54.5      80.0
   5.76% Term Loans, maturing serially 1994-1999   32.1      37.2
   Variable-rate Notes due 1994-1998,
       5.39% at December 31, 1993                  55.2      35.0
   Variable-rate Note, maturing serially
       1997-1999, 4.1% at December 31, 1993        20.0       -
   3.58%-6.50% Japanese yen Notes due 1994-1998    33.4      33.2
   Other obligations due 1994-2001                 23.2      20.5
                                                 ------      -----
                                                  348.2     335.7
   Less - Payments due within one year             33.5      37.7
                                                  ------    ------
                                                 $314.7    $298.0
                                                 ======    ======

     The fair value of the Company's long-term debt was approximately $45.0 higher than book value at December 31, 1993 and $38.0 higher than book value at December 31, 1992. The fair value was based largely on interest rates offered on U.S. Treasury obligations with comparable maturities using discounted cash flow analysis. These rates were not adjusted to reflect the premium that the Company might pay over U.S. Treasury rates. A one percentage point increase in these rates would decrease the fair value by approximately $15.0.

     The Company has $400.0 of debt securities registered with the Securities and Exchange Commission at December 31, 1993, of which $275.0 had been designated to medium-term note programs and another $125.0 had been issued in debentures. At December 31, 1993, $100.0 had been issued under the medium-term note programs, of which $54.5 was still outstanding.

     The 9.625% debentures, which mature in 2005, require the Company to make annual sinking fund payments of not less than $2.5 nor more than $5.0 through 2004. The Company held $21.9 of these debentures for redemption requirements as of December 31, 1993. The 9.375% and 8.15% debentures are not redeemable by the Company prior to their maturity; however, the holders of the 8.15% debentures may elect to have all or a portion of their debentures repaid on October 15, 1996, at 100% of the principal amount.

     Aggregate annual maturities of long-term debt are: $33.5 in 1994, $47.9 in 1995, $24.2 in 1996, $23.4 in 1997, $60.7 in 1998 and $108.5
thereafter. Excluded from such maturities are $50.0 of 8.15% debentures, due in 2029, which are subject to early redemptions at the holders' option in 1996. Cash paid during the year for interest, net of amounts capitalized, was $31.8 in 1993, $20.8 in 1992, and $21.1 in 1991.


NOTE 10 - INTEREST AND CURRENCY RATE DERIVATIVES

     The Company utilizes a variety of financial instruments, several with off-balance sheet risks, in its management of current and future interest rate and foreign currency exposures. These financial instruments include interest rate and currency swaps, interest rate caps and floors, options and forward exchange contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of these instruments are used to measure the volume of these agreements and do not represent exposure to credit loss. The notional amounts, book values and fair values of these instruments were:


                                December 31, 1993      December 31, 1992
                           -----------------------   ----------------------
                           Fair    Book   Notional  Fair    Book   Notional
                          Value   Value    Amount  Value   Value   Amount
                        -------  ------   ------- ------  ------   -------
Interest rate
  derivative instruments $(22.7)  $(1.7)  $620.0  $(11.3)  $(0.8)  $770.0
Currency rate derivative
  instruments             (21.2)  (21.2)   126.8  (8.5)   (8.7)   190.0
Forward exchange contracts
     -to purchase foreign
        currencies         (3.9)   (3.9)   136.5  (1.5)   (1.5)    71.6
     -to sell foreign
        currencies         (0.4)   (0.4)   129.9    3.1     3.1    138.7
     -to exchange foreign
        currencies          -       -        -      0.2     0.2     63.5

     The Company enters into interest rate swaps to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The Company also enters into interest rate caps, floors, and swaptions in order to transfer, modify, or reduce interest rate risk. These instruments are used to hedge the Company's debt portfolio and hedge accounting is used to recognize the differential to be paid or received as an adjustment to interest expense over the life of the agreements. At December 31, 1993, these instruments had a weighted average remaining life of 4.1 years.

     The Company enters into currency swaps and options and forward exchange contracts to hedge some of its foreign currency exposures. Gains and losses on these contracts are recognized concurrent with the transaction gains and losses from the associated exposures. At December 31, 1993, currency swaps and options had a weighted average remaining life of 2.4 years, and forward exchange contracts had a weighted average remaining life of less than one year.

     The fair values are estimated based on quoted market prices of comparable instruments adjusted through interpolation where necessary for maturity differences. The book values of these instruments approximate their fair values, except for interest rate instruments which were entered into for the purpose of changing the nature of underlying debt obligations.

     The risks involved with these instruments have been significantly mitigated by the Company entering into offsetting positions. In the event of default by a counterparty, the risk in these transactions is limited to the cost of replacing the instrument at current market rates. All transactions are with major banks and other substantial financial institutions. Although the Company may be exposed to losses in the event of nonperformance by counterparties and interest and currency rate movements, it does not anticipate significant losses due to these financial arrangements.


NOTE 11 - POST EMPLOYMENT BENEFITS

     The Company maintains defined benefit employee retirement plans covering most domestic and certain foreign employees. The Company also has various defined contribution and savings plans covering certain employees. Plan benefits for defined benefit employee retirement plans are based primarily on years of service and compensation. The Company's funding policy is consistent with national laws and regulations. Plan assets include marketable equity securities, insurance contracts, corporate and government debt securities, real estate and cash.

     The components of pension expense for the Company's domestic and foreign plans are set forth below.


                                            1993          1992         1991
                                           -----         -----        -----
   Defined benefit plans:
   Service cost (benefits earned
     during the period)                    $16.1         $14.1        $13.1
   Interest cost on projected benefit
     obligations                            38.0          35.4        31.2
   Actual return on plan assets            (73.4)        (24.7)      (74.8)
   Net amortization                          1.6           1.2         1.1
   Deferred investment gain (loss)          35.0          (8.6)       45.2
                                           -----         -----       -----
                                            17.3          17.4        15.8
                                           -----         -----       -----
   Defined contribution and savings
     plans                                  10.1          12.6        11.5
                                           -----         -----       -----
                                           $27.4         $30.0       $27.3
                                           =====         =====       =====

     The following table presents reconciliations of defined benefit plans' funded status with amounts recognized in the Company's consolidated balance sheets as part of other assets and other long-term liabilities. Plans with assets exceeding the accumulated benefit obligation (ABO) are segregated by column from plans with ABO exceeding assets. Assets exceed ABO for all domestic plans.

                                           1993                  1992
                                    -----------------     -----------------
                                    Assets      ABO       Assets      ABO
                                    exceed    exceeds     exceed    exceeds
                                      ABO      assets       ABO      assets
                                    ------    -------     ------    -------
   Actuarial present value
     of benefit obligations:
      Vested                        $396.9   $32.9        $322.8     $28.4
      Nonvested                       25.2     5.3          19.0       5.4
                                    ------  ------        ------    ------
   Accumulated benefit obligation    422.1    38.2         341.8      33.8
   Provision for future salary
     increases                       104.3    13.1          68.9      10.9
                                    ------  ------        ------    ------
   Projected benefit obligation      526.4    51.3         410.7      44.7
   Plan assets at fair value         484.9     6.4         420.5       5.8
                                    ------  ------        ------    ------
   Plan assets in excess of
     (less than) projected benefit
     obligation                      (41.5)  (44.9)          9.8     (38.9)
   Unrecognized net loss (gain)       20.2     8.9           2.3       3.5
   Unrecognized (negative) prior
     service costs                    43.7    (5.3)          9.4      (0.4)
   Unrecognized net transition
     obligation                        6.5     1.9           6.3       1.8
                                    ------  ------         -----     ------
   Prepaid (accrued) pension cost   $ 28.9 $ (39.4)       $ 27.8    $(34.0)
                                    ====== =======        ======    ======

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation for defined benefit plans was 7.3% in 1993 and 8.2% in 1992. The weighted average rate of increase in future compensation levels was determined using an age specific salary scale and was 5.6% in 1993 and 5.7% in 1992. The weighted average expected long-term rate of return on plan assets was 8.6% in 1993 and 8.5% in 1992.

     In addition to providing pension benefits, the Company, primarily in the United States, provides certain health care and life insurance benefits for most retired employees. In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $176.9 ($116.8 net of income tax benefit) which represents the accumulated postretirement benefit obligation existing at January 1, 1992. In addition, the effect of adopting the new rules increased 1992 net periodic postretirement benefit cost by $17.4 ($11.5 net of income tax benefit). Prior to 1992, the cost of retiree health care and life insurance benefits was recognized as an expense as benefits were incurred. The cost of providing these benefits in the United States was $3.4 in 1991. The cost of providing these benefits to retirees outside the United States was not significant. Net periodic postretirement benefit cost includes the following components:

                                         1993      1992
                                         -----     -----
             Service cost                $ 6.0     $ 6.6
             Interest cost                10.3      15.6
             Amortization of negative
               prior service cost        (14.3)      -
                                         -----     -----
                                         $ 2.0     $22.2
                                         =====     =====

     The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets as part of other long-term liabilities:

                                        December 31,       December 31,
                                            1993              1992
                                        ------------      -------------
Accumulated postretirement benefit
 obligation:
  Retirees                                $ 55.5       $ 49.1
  Fully eligible, active plan participants  52.6         41.3
  Other active plan participants            37.7         30.8
                                           -----       ------
                                           145.8        121.2
  Unrecognized negative prior service cost  61.5         76.2
  Unrecognized net loss                    (16.8)        (3.1)
                                           -----       ------
  Accrued postretirement benefit cost     $190.5       $194.3
                                          ======       ======

     In December 1992, the Company amended its retiree health care benefit plan to require that, beginning in 1994, employees have a certain number of years of service to be eligible for any retiree health care benefit. The retiree health care plan anticipates certain cost-sharing changes that will go into effect in 1995 which limit the annual increase in the Company's share of retiree health care costs. The Company continues to fund benefit costs on a pay-as-you-go basis with the retiree paying a portion of the costs.

     The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11.1% in 1993 and was assumed to decrease gradually to 5.75% in 2005 and remain at that level thereafter. For retirees under age 65, plan features limit the health care cost trend rate assumption to a maximum of 8% for years 1994 and later. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by 13% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 by 11%.

   The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1993 and 8.25% at December 31, 1992.

NOTE 12 - RELATED PARTY TRANSACTIONS

     The Company purchased raw materials and services totalling $39.4 in 1993, $43.5 in 1992, and $44.4 in 1991 from The Dow Chemical Company and its affiliates. The Company believes that the costs of such purchases were competitive with alternative sources of supply. Other transactions between the Company and related parties were not material.


NOTE 13 - INCOME TAXES

     The components of income (loss) before income taxes are as follows:

                                 1993         1992          1991
                               --------      -------       ------
      U.S. companies           $(516.7)      $(20.8)       $115.4
      Non-U.S. companies          94.7         70.8          93.6
                               -------       ------        ------
                               $(422.0)      $ 50.0        $209.0
                               =======       ======        ======

     The components of the income tax provision (benefit) are as follows:

                                 1993         1992         1991
                               --------      -------      ------
   Current
      U.S. federal             $  11.7        $ 2.2        $25.7
      U.S. state                   2.6          2.5          6.3
      Non-U.S.                    37.9         59.9         56.6
                               -------        -----        -----
                                  52.2         64.6         88.6
                               -------        -----        -----
   Deferred
      U.S. federal              (205.4)       (26.7)       (16.1)
      Non-U.S.                     2.3        (27.8)       (14.2)
                               -------        -----        -----
                                (203.1)       (54.5)       (30.3)
                               -------        -----        -----
                               $(150.9)       $10.1        $58.3
                               =======        =====        =====

     The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

                                           December 31,      December 31,
                                              1993             1992
                                        ---------------    --------------
   Implant costs                           $225.0            $ 15.7
   Accrued expenses                          62.8              45.8
   Postretirement health care and life
    insurance                                63.0              66.0
   Basis in inventories                      24.8              25.3
   Tax credit and net operating loss
    carry forwards                            5.6              22.7
   Other                                     20.9              17.5
                                           ------             -----
                                            402.1             193.0
   Valuation allowance                       (3.5)             (3.5)
                                           ------             -----
                                            398.6             189.5
                                           ------             -----
   Property, plant and equipment            (60.1)            (64.3)
   Other                                     (5.8)             (4.2)
                                           ------             -----
                                            (65.9)            (68.5)
                                           ------             -----
   Net deferred tax asset                  $332.7            $121.0
                                           ======            ======

     At December 31, 1993, income and remittance taxes have not been recorded on $198.7 of undistributed earnings of foreign subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to indefinitely reinvest those earnings. Cash paid during the year for income taxes, net of refunds received, was $72.5 in 1993, $68.2 in 1992, and $90.9 in 1991.

     The effective rates of (35.8)% for 1993, 20.2% for 1992, and 27.9% for 1991 differ from the U.S. federal statutory income tax rate in effect during those years for the following reasons:

                                   Year ended December 31,
                                   1993     1992    1991
                                   ------    ------  ------
   Statutory rate                  (35.0)%    34.0%   34.0%
     Foreign taxes, net              0.1     (16.4)   (8.0)
     Foreign sales corporation      (0.5)     (1.9)   (1.7)
     State income taxes              0.4       3.2     2.0
     Other, net                     (0.8)      1.3     1.6
                                   -----     -----    ----
   Effective rate                  (35.8)%    20.2%   27.9%
                                   =====      ====    ====

     In the first quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires an asset and liability approach in the measurement of deferred taxes. Financial statements prior to 1992 have not been restated for this change in accounting principle. The cumulative effect of adopting SFAS 109 as of January 1, 1992, increased 1992 net income by $16.4. Except for the cumulative effect, the change did not have a material effect on operating results for the periods presented.

     On August 11, 1993, the Revenue Reconciliation Act of 1993 was signed into law. The Act increased the U.S. corporate statutory tax rate from 34% to 35% for years beginning after December 31, 1992, changed the deductibility of certain expenses and extended certain tax credits. The effect of this retroactive increase in the statutory tax rate on 1993 earnings was offset by a gain from the revaluation of net deferred tax assets, and the net impact of these changes did not have a material impact on the Company's effective tax rate for 1993.


NOTE 14 - COMMON STOCK

     The outstanding shares of the Company's common stock are held in equal portions by Corning Incorporated and Dow Holdings Inc., a wholly-owned subsidiary of The Dow Chemical Company. There were no changes in outstanding shares during 1993, 1992 or 1991.


NOTE 15 - COMMITMENTS AND GUARANTEES

     The Company leases certain real and personal property under agreements which generally require the Company to pay for maintenance, insurance and taxes. Rental expense was $46.2 in 1993, $48.4 in 1992, and $46.9 in 1991.
The minimum future rental payments required under noncancellable operating leases at December 31, 1993, in the aggregate are $129.2, including the following amounts due in each of the next five years: 1994 $33.8, 1995 - $24.4, 1996 - $17.1, 1997 - $15.0, and 1998 $12.8.

     At December 31, 1993, the Company had issued financial guarantees with off-balance sheet risk, which total approximately $11.1. These guarantees are issued primarily to support employee housing programs. The Company believes it will not have to perform under these agreements as the likelihood of default by the primary parties is remote.

NOTE 16 - INDUSTRY SEGMENT AND FOREIGN OPERATIONS

     The Company's operations are classified as a single industry segment. Financial data by geographic area are presented below:

                                    1993       1992       1991
                                  --------   --------   --------
Net sales to customers:
 United States                    $  830.6   $  822.6   $  797.8
 Europe                              490.9      528.7      476.8
 Asia                                619.9      500.8      467.4
 Other                               102.3      103.6      103.4
                                  --------   --------   --------
 Net sales                        $2,043.7   $1,955.7   $1,845.4
                                  ========   ========   ========

Interarea sales:
 United States                    $  219.6   $  228.3   $  224.7
 Europe                               54.7       45.1       42.7
 Asia                                 34.7       25.2       23.6
 Other                                 0.3        1.9        0.6
                                  --------   --------   --------
 Total interarea sales            $  309.3   $  300.5   $  291.6
                                  ========   ========   ========

Operating profit:
 United States                    $  187.5   $  143.7   $  185.6
 Europe                               57.8       38.1       56.5
 Asia                                 73.3       74.0       70.8
 Other and eliminations                7.4       (2.4)      12.5
                                  --------   --------   --------
                                     326.0      253.4      325.4
General corporate expenses          (722.1)    (163.4)    (116.6)
Unallocated income (expense), net    (25.9)     (40.0)       0.2
                                  --------   --------   --------
Income before income taxes        $ (422.0)  $   50.0   $  209.0
                                  ========   ========   ========

Identifiable assets:
  United States                   $1,525.8   $1,297.8   $1,271.4
  Europe                             460.3      488.9      510.6
  Asia                               586.2      507.7      466.9
  Other and eliminations            (253.4)    (199.7)    (204.2)
                                  --------   --------   --------
                                   2,318.9    2,094.7    2,044.7
Corporate assets                     943.4       96.0       75.2
                                  --------   --------   --------
 Total assets                     $3,262.3   $2,190.7   $2,119.9
                                  ========   ========   ========

     Interarea sales are made on the basis of arm's length pricing. Operating profit is total sales less certain operating expenses. Special items have been identified principally with the United States and Europe in computing operating profit for each area. General corporate expenses, equity in earnings of associated companies, interest income and expense, certain currency gains (losses), minority interests' share in income, and income taxes have not been reflected in computing operating profit.

     General corporate expenses include certain research and development costs, corporate administrative personnel and facilities costs not specifically identified with a geographic area, and implant costs. Identifiable assets are those operating assets identified with the operations in each geographic area. Corporate assets are principally cash and cash equivalents, short-term investments, intangible assets, investments accounted for on the equity basis, corporate facilities and implant insurance receivable.

DOW CORNING CORPORATION
SUPPLEMENTARY DATA - QUARTERLY FINANCIAL INFORMATION

YEARS ENDED DECEMBER 31, 1993 AND 1992 (Unaudited)
(in millions of dollars, except per share amounts)

QUARTER ENDED:              March 31   June 30   September 30   December 31
                            --------   -------   ------------   -----------
1993:
Net sales                      $490.8    $519.9      $512.0        $521.0
 Gross profit                  161.2     166.9       162.6         149.1
 Income (loss) before
   cumulative effects of
   changes in accounting
   principles                    30.7      36.3        30.2       (384.2)
 Net income (loss)               30.7      36.3        30.2      (384.2)(A)
 Net income (loss) per share:
 Income (loss) before
   cumulative effects of
   changes in accounting
   principles                   12.28     14.52       12.08     (153.68)
 Net income (loss)              12.28     14.52       12.08     (153.68)

1992:(B)
Net sales                      $484.0    $488.4      $500.6      $482.7
 Gross profit                  154.2     162.1       151.9       144.3
 Income (loss) before
   cumulative effects of
   changes in accounting
   principles                    17.0      3.4        13.5        (5.5)
 Net income (loss)              (83.4)(C)  3.4(C)     13.5        (5.5)(D)
 Net income (loss) per share:
 Income (loss) before
   cumulative effects of
   changes in accounting
   principles                    6.80     1.36        5.40       (2.20)
 Net income (loss)             (33.36)   1.36        5.40       (2.20)

(A) Includes a pretax charge related to breast implants of $640.0 ($415.0 net of income tax benefit); see Note 2 of Notes to Consolidated Financial Statements for a discussionof this matter.

(B) In December 1992, the Company announced its decision to adopt Statement of Financial Accounting Standards No. 106 effective as of January 1, 1992. Previous 1992 interim period results were restated as a result of the adoption. This restatement had the effect of reducing originally reported gross profits by $3.5 and income before cumulative effects of changes in accounting principles by $2.9 in each of the first three quarters of 1992. In addition, the restatement reduced net income in the first quarter of 1992 by $116.8 for the cumulative effect of the change in accounting principle for periods prior to 1992.

(C) Includes pretax charges related to breast implants of $24.0 in the first quarter of 1992 ($15.8 net of income tax benefit), and $45.0 in the second quarter of 1992 ($29.7 net of income tax benefit); see Note 2 of Notes to Consolidated Financial Statements for a discussion of these matters.

(D) Includes pretax charges related to special items of $40.0 ($26.4 net of income tax benefit); see Note 3 of Notes to Consolidated Financial Statements for a discussion of these matters.

The Notes to Consolidated Financial Statements are an integral part of these financial statements.