Form 10-Q
period 1994-03-27
CORNING INC /NY
filed 1994-05-06
CIK 24741

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 27, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

                        Commission file number 1-3247



                            CORNING INCORPORATED
                                (Registrant)


                New York                             16-0393470
        (State of incorporation)        (I.R.S. Employer Identification No.)


 One Riverfront Plaza, Corning, New York               14831
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  607-974-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                              Yes   X     No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

208,963,513 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of April 18, 1994.

                       PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page

 Consolidated Statements of Income for the twelve
   weeks ended March 27, 1994 and March 28, 1993                 3

 Consolidated Balance Sheets at March 27, 1994
   and January 2, 1994                                           4

 Consolidated Statements of Cash Flows for the
   twelve weeks ended March 27, 1994 and
   March 28, 1993                                                5

 Notes to Consolidated Financial Statements                      6


The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant or its independent accountants and should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended January 2, 1994.

                CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In millions, except per-share amounts)

                                                    Twelve Weeks Ended
                                                  March 27,   March 28,
                                                     1994        1993
REVENUES
 Net sales                                        $  948.9     $   817.0
 Royalty, interest, and dividend income                7.7           6.4
 Non-operating gains                                                 4.2
                                                     956.6         827.6
DEDUCTIONS
 Cost of sales                                       622.1         532.1
 Selling, general, and administrative expenses       185.7         168.6
 Research and development expenses                    38.2          37.7
 Interest expense                                     25.8          16.5
 Other, net                                            5.8           3.1

Income before taxes on income                         79.0          69.6
Taxes on income                                       29.6          23.9
Income before minority interest and
 equity earnings                                      49.4          45.7
Minority interest in earnings of subsidiaries         (7.9)         (3.1)
Equity in earnings of associated companies            16.5           7.2

NET INCOME                                        $   58.0     $    49.8

PER COMMON SHARE:
NET INCOME                                        $    0.28    $    0.26

DIVIDENDS DECLARED                                $    0.17    $    0.17

The accompanying notes are an integral part of these statements.

                CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                         CONSOLIDATED BALANCE SHEETS
             (In millions, except shares and per-share amounts)

                                                  March 27,   January 2,
                    ASSETS                           1994        1994
CURRENT ASSETS
 Cash                                             $   60.0     $    80.7
 Short-term investments, at cost which
   approximates market value                          38.2          80.1
 Accounts receivable, net of doubtful
   accounts and allowances - $73.7/1994;
   $70.5/year-end 1993                               752.2         691.1
 Inventories                                         378.1         353.9
 Deferred taxes on income and other
   current assets                                    264.2         265.9
     Total current assets                          1,492.7       1,471.7

INVESTMENTS
 Associated companies, at equity                     606.1         586.5
 Others, at cost                                      44.0          44.2
                                                     650.1         630.7

PLANT AND EQUIPMENT, NET                           1,776.2       1,759.8

GOODWILL AND OTHER INTANGIBLE ASSETS,
 Net of accumulated amortization -
   $116.5/1994; $106.8/year-end 1993               1,193.1       1,009.1

OTHER ASSETS                                         318.1         360.4
                                                  $5,430.2     $ 5,231.7

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Loans payable                                    $  232.5     $   141.7
 Accounts payable                                    170.6         245.1
 Other accrued liabilities                           637.1         633.5
     Total current liabilities                     1,040.2       1,020.3

OTHER LIABILITIES                                    652.6         668.6
LOANS PAYABLE BEYOND ONE YEAR                      1,573.6       1,585.6
MINORITY INTEREST IN SUBSIDIARY COMPANIES            182.2         245.7
CONVERTIBLE PREFERRED STOCK                           25.5          25.7
COMMON STOCKHOLDERS' EQUITY
 Common stock, including excess over par value
   and other capital-Par value $0.50 per share;
   authorized 500,000,000 shares                     872.9         626.8
 Retained earnings                                 1,603.9       1,581.9
 Less cost of 27,368,018/1994 and
   27,401,318/year-end 1993 shares of
   common stock in treasury                         (515.8)       (516.5)
 Cumulative translation adjustment                    (4.9)         (6.4)
                                                  $5,430.2     $ 5,231.7

The accompanying notes are an integral part of these statements.

                CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In millions)

                                                    Twelve Weeks Ended
                                                  March 27,   March 28,
                                                     1994       1993*
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $   58.0     $    49.8
 Adjustments to reconcile net income
 to net cash used in operations:
   Depreciation and amortization                      76.9          63.0
   Equity in earnings of associated companies
     in excess of dividends received                 (12.7)         (1.6)
   (Gains) losses on disposition of properties
     and investments                                    .8          (1.8)
   Deferred tax provision (benefit)                    4.2         (18.5)
   Other                                              11.3          12.6
 Changes in operating assets and liabilities:
   Accounts receivable                               (49.3)         19.8
   Inventory                                         (15.3)        (31.2)
   Deferred taxes and
     other current assets                            (15.3)        (19.8)
   Current liabilities                              (122.4)        (92.7)
     NET CASH USED IN OPERATING ACTIVITIES           (63.8)        (20.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant and equipment                    (60.6)        (50.9)
 Acquisitions of businesses                         (261.0)         (2.4)
 Net proceeds from disposition
   of properties and investments                        .8          15.3
 Increase in long-term investments                    (7.1)
 Other, net                                           (6.8)         (2.1)
     NET CASH USED IN INVESTING ACTIVITIES          (334.7)        (40.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                      90.8         103.0
 Repayments of loans                                 (11.4)        (25.2)
 Proceeds from issuance of common stock              234.8           2.8
 Increase in  minority interest due to
   capital contribution                               21.5
 Repurchases of common stock                                       (49.0)
     NET CASH PROVIDED BY FINANCING ACTIVITIES       335.7          31.6

Effect of exchange rates on cash                        .2            .9
Net change in cash and cash equivalents              (62.6)        (28.0)
Cash and cash equivalents at beginning of year       160.8         133.1

CASH AND CASH EQUIVALENTS AT END OF QUARTER       $   98.2     $   105.1

SUPPLEMENTAL DATA:
Income taxes paid                                 $   10.7     $    23.0

Interest paid                                     $   28.7     $    22.2

* Reclassified to conform to 1994 presentation.

The accompanying notes are an integral part of these statements.

                CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Earnings per common share are computed by dividing net income less preferred dividends by the weighted average of common shares outstanding during each period. Preferred dividends amounted to $0.5 million in the first quarters of 1994 and 1993. Weighted average common shares outstanding (in thousands) for the first quarter were 202,325 and 189,632 for 1994 and 1993, respectively. The weighted average of common shares outstanding for earnings per share calculations does not include shares held by the Corning Stock Ownership Trust which totaled approximately 3.1 million and 3.4 million shares in the first quarter 1994 and 1993, respectively. Common stock equivalents are not included in the earnings per share computation because they do not result in material dilution.

     Common dividends of $35.5 million were declared in the first quarter 1994, compared with $32.3 million for the same period in 1993.

(2) The equity in earnings of associated companies is generally recorded on a one-month lag. Corning's first quarter includes its equity in earnings of Dow Corning Corporation (Dow Corning) for two months, compared with three months in the second and fourth quarters and four months in the third quarter.

(3) In February 1994, under terms of the December 1993 agreement with Vitro S.A. de C.V. (Vitro), Corning purchased the shares of capital stock of Corning Vitro Corporation held by Vitro. This transaction completed the second and final phase of the agreement between Corning and Vitro to end their cross ownership in two consumer products companies. The net cost to Corning was $131 million. Goodwill of approximately $70 million resulted from this transaction and is being amortized over 40 years.

(4) In February 1994, Corning and Siecor Corporation, a consolidated company owned 50 percent each by Corning and Siemens AG, acquired the assets relating to the optical-fiber and optical-cable businesses of Northern Telecom Limited for $130 million in a transaction accounted for as a purchase. Goodwill of approximately $110 million resulted from this transaction and is being amortized over 25 years.

(5) In February 1994, Corning signed a definitive agreement to sell its Parkersburg, W. Va., glass-tubing products plant to Schott Corporation, a subsidiary of the Schott Group, for $57 million. The proposed transaction is expected to close in the second or third quarter of 1994. At present, the transaction is expected to result in a modest after-tax gain.

(6) In February 1994, Corning issued 8 million shares of common stock in a single-block transaction. The net proceeds from this offering totaled approximately $233 million and were used to finance the acquisition of the shares of capital stock of Corning Vitro Corporation held by Vitro (see Note 3) and the acquisition of Northern Telecom Limited's optical-fiber and optical-cable businesses (see Note 4).

(7) Effective January 4, 1993, Corning and its subsidiaries prospectively adopted Statement of Financial Accounting Standards No. 109,
     "Accounting for Income Taxes," (SFAS 109) and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for
     Postemployment Benefits," (SFAS 112). The impact of adopting SFAS 109 and SFAS 112 was not material in the first quarter of 1993.

(8) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                  March 27,   January 2,
                                                     1994        1994
     Finished goods                               $  232.8     $   216.1
     Work in process                                  98.2          93.6
     Raw materials and accessories                    70.3          68.0
     Supplies and packing materials                   77.5          75.6
     Total inventories valued
        at current cost                              478.8         453.3
     Reduction to LIFO valuation                    (100.7)        (99.4)
                                                  $  378.1     $   353.9

(9) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                                  March 27,   January 2,
                                                     1994        1994
     Land                                         $   54.2     $    51.6
     Buildings                                       758.3         742.5
     Equipment                                     2,616.7       2,567.7
     Accumulated depreciation                      (1,653.0)    (1,602.0)
                                                  $1,776.2     $ 1,759.8

(10) Consolidated summarized income statement information of Dow Corning and its subsidiary companies is presented below (in millions):

                                                    Three Months Ended
                                                        March 31,
                                                     1994        1993

     Net sales                                    $  509.1     $ 490.8
     Operating costs and expenses                    424.6       428.6

     Operating income                                 84.5        62.2
     Other expense                                    18.1        11.3

     Income before income taxes                       66.4        50.9
     Income taxes                                     25.9        16.8
     Minority interest's share in income               3.3         3.4

     Net income                                   $   37.2     $  30.7

(11) As described in the company's 1993 Annual Report on Form 10-K, Corning completed five acquisitions in 1993, the most significant of which was the acquisition of Damon Corporation (Damon) for approximately $405 million in August 1993. The following table presents unaudited pro forma operating results for the quarter ended March 28, 1993, as if the acquisitions completed in 1993 had been completed on January 4, 1993 (in millions, except per share amounts):

                                              Twelve Weeks Ended
                                                March 28, 1993

     Revenues                                     $ 956.5
     Net income                                      47.6
     Net income per common share                     0.25

     These pro forma results do not reflect the recent divestitures of Corning's process systems business or the California operations of Damon (see Note 13).

Non-Operating Gains and Losses

(12) During the first quarter 1993, Corning recognized a non-operating gain totaling $4.2 million ($2.6 million after tax).

Subsequent Events

(13) On April 4, 1994, MetPath Inc., a wholly-owned subsidiary of Corning, sold the clinical laboratory testing operations of Damon in California to Physicians Clinical Laboratory, Inc. for approximately $51 million. No gain or loss will be recognized as a result of this transaction. The proceeds from the transaction will be used to retire a portion of the debt incurred in connection with the acquisition of Damon in August 1993.

(14) On May 2, 1994, Corning and International Technology Corporation signed a definitive agreement to create a jointly-owned company to provide environmental testing and related services. Under terms of the agreement, Corning will transfer the net assets of its environmental testing laboratory business to the new company and International Technology will transfer the assets of its IT Analytical Services business. Corning and International Technology each will own 50 percent of the company. The transaction, which is subject to regulatory approval, is expected to close in the second or third quarter 1994. Corning will account for its investment in the newly created company using the equity method of accounting for investments. The impact of the transaction is not expected to be material to Corning's financial statements.

(15) On May 4, 1994, Corning signed a definitive agreement to acquire all of the outstanding shares of Maryland Medical Laboratory Inc. and several affiliates for approximately 4.5 million shares of Corning common stock in a pooling of interests transaction. The transaction, which is subject to regulatory approval, is expected to close in the second or third quarter 1994.


ITEM 2.

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                            Results of Operations


Net sales for the first quarter 1994 totaled $948.9 million, up 16 percent from the same period last year. Approximately half of the sales increase was due to the 1993 acquisition of Damon. The other 1993 acquisitions also contributed positively to sales growth. Net income was $58 million ($0.28 per share) for the first quarter of 1994 compared to $49.8 million ($0.26 per share) for the first quarter 1993. Excluding the impact of a non-operating gain in 1993, net income and earnings per share for the first quarter 1994 were up 23 percent and 15 percent, respectively, when compared to the same period last year.

Segment Overview

Earnings from consolidated operations for the first quarter 1994, excluding the non-operating gain in 1993, increased 4 percent over the same period last year. Sales and earnings increased in all segments except laboratory services which was negatively impacted by severe winter weather in the eastern half of the United States.

Sales and earnings growth in the specialty materials segment was led by the environmental products business which experienced increased demand for ceramic substrates in its North American market. The science products business, including the results of Corning Costar Corporation (Costar) which was acquired in 1993, and the optical products business also contributed to the earnings growth in this segment.

Increased sales and earnings in the communications segment were primarily due to strong volume gains in the optical-fiber and optical-cable businesses. Sales and earnings in the conventional video components and projection video businesses also contributed to the growth in this segment. Earnings improvements were offset somewhat by continued development spending in the advanced display products and ceramic memory disk businesses.

First quarter sales of the laboratory services segment improved significantly over the prior year primarily as a result of the 1993 acquisition of Damon. First quarter segment earnings were level with 1993. Sales and earnings of this segment were negatively impacted by the severe winter weather in the eastern half of the United States. The Damon acquisition contributed positively to the operating results of this segment; however, the gain was offset by increased goodwill amortization resulting from the acquisition.

Sales and earnings gains in the consumer products segment were driven by improved domestic volume. Strong manufacturing performance and a continued focus on cost controls also contributed to the earnings growth in this segment.

At year end 1993, Corning had restructuring and acquisition integration reserves totaling $232.5 million, of which $155 million were short-term and $77.5 million were long-term. The company's restructuring and integration programs are proceeding as planned. Currently, the activities associated with the corporate-wide restructuring program are more than half complete and MetPath and Damon laboratories have been fully integrated in five of ten primary locations. Of the $199.1 million in restructuring and acquisition integration reserves at the end of the first quarter, $128.4 million were classified as short-term and $70.7 million were classified as long-term. The majority of these reserves are expected to be paid in cash for severance-related items and facility exit expenses. The restructuring program and the integration of Damon are expected to be substantially complete by the end of the third quarter.

Taxes on Income

Corning's effective tax rate was 37% in the first quarter 1994 and 34% in the first quarter 1993. The change in the effective tax rate was primarily due to the increase in the U.S. corporate statutory tax rate (which was effective in the third quarter 1993) and an increase in non-deductible amortization of intangibles and other expenses.

Equity in Earnings

First quarter 1994 equity in earnings of associated companies was $16.5 million compared with $7.2 million in the same period last year. Increased earnings were due to strong operating performance at Dow Corning and the elimination of losses from Vitro Corning, S.A., which was divested in late 1993.

                       Liquidity and Capital Resources

Corning's working capital of $452.5 million at March 27, 1994, was relatively unchanged from $451.4 million at the end of 1993. The ratio of current assets to current liabilities of 1.4 was also unchanged from year-end 1993. Corning's long-term debt as a percentage of total capital was 42% at the end of the first quarter compared to 45% at year-end 1993. The improvement in this ratio is due primarily to the issuance of common stock in February 1994. Corning intends to repay the remaining $400 million of Damon acquisition debt with the proceeds from the April 1994 sale of the Damon laboratories in California and an offering of equity securities in 1994.

Cash and short-term investments declined from year-end 1993 by $62.6 million due to operating and investing activities which used cash of $63.8 million and $334.7 million, respectively, offset by financing activities which provided cash of $335.7 million. Net cash used in operating activities increased in the first quarter 1994 compared to the same period in 1993 due primarily to an increase in accounts receivable. Net cash used in investing activities increased during the same period due to the acquisition of assets from Northern Telecom Limited and the purchase of Corning Vitro Corporation stock from Vitro. Net cash provided by financing activities increased in the first quarter 1994 over 1993 primarily as a result of the issuance of common stock in February 1994 to finance the Northern Telecom and Vitro transactions.

                         Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which Corning or any of its consolidated subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar laws, as a potentially responsible party for 22 hazardous waste sites. Under the Superfund Act, all parties who have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued for its estimated liability with respect to each of these sites and has not reduced the liability for any potential insurance recoveries. The aggregate liability is not material to the Company's operations or financial position.

Breast Implant Litigation. Corning continues to be a defendant in two types of cases previously reported involving the silicone-gel breast implant products or materials formerly manufactured or supplied by Dow Corning or a Dow Corning subsidiary. These cases include (1) several purported federal securities class action lawsuits and shareholder derivative lawsuits filed against Corning by shareholders of Corning alleging, among other things, misrepresentations and omissions of material facts, breach of duty to shareholders and waste of corporate assets relative to the silicone-gel breast implant business conducted by Dow Corning and (2) as of April 18, 1994 over 6,000 lawsuits filed in various state courts against Corning and others (including Dow Corning) by persons claiming injury from the silicone-gel breast implant products or materials formerly manufactured by Dow Corning or a Dow Corning subsidiary. Several of such suits have been styled as class actions and others involve multiple plaintiffs.

All of the more than 3,000 tort lawsuits filed against Corning in federal courts were consolidated in the United States District Court, Northern District of Alabama, and in early December 1993, Corning was dismissed from these cases. This decision by the District Court is non-appealable and, although the District Court noted that it was "highly unlikely" that additional discovery would produce new evidence, the decision is subject to reconsideration if additional information is discovered or if there is a change in state law. Certain state court tort cases against Corning have also been consolidated for the purposes of discovery and pretrial matters. During 1994, Corning has made several motions for summary judgment in state courts and judges have dismissed Corning from all of the over 2,000 tort cases filed in California, Michigan and Pennsylvania. Corning's motions seeking dismissal remain pending in various other states. The federal securities suits are all pending in the United States District Court for the Southern District of New York.

Corning's management does not believe that the purported securities class action lawsuits or the purported shareholder derivative lawsuits or the tort actions filed against Corning described above will have a material adverse effect on Corning's financial condition or the results of its operations.

Dow Corning has informed Corning that as of April 15, 1994, Dow Corning has been named in 45 purported breast implant product liability class action lawsuits and approximately 14,500 individual breast implant product liability lawsuits (which number includes all or substantially all of the 6,000 lawsuits referred to above) and that Dow Corning anticipates that it will be named as a defendant in additional breast implant lawsuits in the future. Dow Corning has also stated that it is vigorously defending this litigation.

Verdicts in breast implant litigation against Dow Corning and other defendants which have gone to judgment have varied widely, ranging from dismissal to the award of significant compensatory and punitive damages.

Dow Corning has also informed Corning that Dow Corning believes that a substantial portion of the indemnity and defense costs related to the breast implant litigation brought and to be brought against it is and will be covered by product liability insurance available to it but that the insurance companies issuing the policies in question have reserved the right to deny coverage under various theories and in many cases have refused to pay defense and indemnity costs which have been incurred by Dow Corning. In this regard, on June 30, 1993, Dow Corning instituted litigation in California against certain insurance companies which had issued product liability insurance policies to it from 1962 through 1985 seeking declaratory judgments that the insurance company defendants are liable to indemnify Dow Corning for such liabilities and costs and, in the case of certain insurance company defendants, damages including punitive damages. In September 1993, several of Dow Corning's insurers filed a complaint against Dow Corning and other insurers for declaratory relief in Michigan and moved for the action brought by Dow Corning in California to be dismissed in favor of the Michigan litigation.
In October 1993, this motion was granted. In March 1994, the Michigan court ruled that certain of Dow Corning's primary insurers had a duty to defend Dow Corning with respect to certain breast implant product liability lawsuits. These insurers were directed to reimburse Dow Corning for certain defense costs previously incurred. Dow Corning has informed Corning that it is continuing negotiations with such insurance companies to obtain an agreement on a formula for the allocation among these insurers of payments of defense and indemnity expenses related to breast implant products liability lawsuits and claims.

In March 1994, Dow Corning, along with other defendants and representatives of breast implant litigation plaintiffs, signed a Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"). Under the Settlement Agreement and related agreements, industry participants (the "Funding Participants") would contribute approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. The Settlement Agreement, if implemented, would provide for a claims based structured resolution of claims arising out of silicone breast implants, define the circumstances under which payments from the funds would be made and include a number of other provisions related to claims and administration. The Settlement Agreement defines periods during which breast implant plaintiffs may elect not to settle their claims by way of the Settlement Agreement and to continue their individual breast implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). In certain circumstances, if Dow Corning considers the number of Opt Out Plaintiffs to be excessive, Dow Corning is entitled to withdraw from participation in the Settlement Agreement. Corning would not be required to make any contribution to the funds established under the Settlement Agreement.

In April 1994, the U.S. District Court for the Northern District of Alabama preliminarily approved the Settlement Agreement and temporarily stayed and suspended federal and state class action certification or notice proceedings relative to federal or state class action lawsuits filed by plaintiffs included in the settlement class.

In April 1994, the Court also notified the breast implant plaintiffs eligible to participate in the settlement of a 60-day period during which they have the ability to become initial Opt Out Plaintiffs. A Court supervised fairness review process of the Settlement Agreement must be completed before the Settlement Agreement can be implemented. Once the Settlement Agreement is approved by the Court, claims can then be validated. The Court's approval of the Settlement Agreement would be subject to appeal.

Dow Corning recorded a pre-tax charge of $640 million ($415 million after tax) against its earnings for the fourth quarter of 1993 to reflect its best estimate as of January 1994 of the net present value of its net liabilities and costs as a result of its involvement in breast implant litigation. As a result of Dow Corning's decision to take this charge, Corning recorded a charge of $203 million after tax against its equity in earnings of associated companies for the fourth quarter of 1993 and against the carrying value of its investment in Dow Corning at the end of fiscal 1993.

If the tort actions filed against Dow Corning or any settlement of the breast implant controversy should require Dow Corning to record any additional charges against income, the effect on Corning of any such additional charges would be limited to their consequent impact (in the amount of approximately 50% of the amount thereof) on Corning's reported equity in earnings of associated companies for the period such charges were recognized, on the book value of Corning's equity investment in Dow Corning and on Corning's retained earnings. Corning does not believe that its share of any additional charges taken by Dow Corning resulting from the breast implant controversy will have a material adverse effect upon Corning's financial condition. However, it is possible that Corning's share of any such additional charges taken by Dow Corning could have a material adverse effect upon Corning's earnings in the quarters in which any such charges were recognized by Dow Corning.

Other Dow Corning Matters. Dow Corning received a request dated July 9, 1993 from the Boston Regional Office of the Securities and Exchange Commission for certain documents and information related to silicone breast implants. The request stated that the Boston Regional Office was conducting an informal investigation which "concerns Dow Corning, its subsidiary Dow Corning Wright and parent corporations, Dow Chemical Co. and Corning Inc." Dow Corning has informed Corning that Dow Corning has responded to this request enclosing the documents and information requested along with related information and continues to cooperate with the Boston Regional Office.

During the first quarter of 1993, Dow Corning received two federal grand jury subpoenas initiated by the United States Department of Justice ("DOJ") seeking documents and information related to silicone breast implants. Dow Corning has informed Corning that it has delivered the documents and information requested and continues to cooperate with the DOJ as this grand jury investigation proceeds.

Department of Justice Investigation. In September 1993, MetPath Inc. and MetWest Inc., a wholly-owned subsidiary of Unilab Corporation, in which Corning had at the time an interest of approximately 43%, entered into a Settlement Agreement (the "Settlement Agreement") with the DOJ and the Inspector General of the Department of Health and Human Services (the "Inspector General"). Pursuant to the Settlement Agreement, MetPath and MetWest paid to the United States a total of $39.8 million in settlement of civil claims by the DOJ and the Inspector General that MetPath and MetWest had wrongfully induced physicians to order certain laboratory tests without realizing that such tests would be billed to Medicare at rates higher than those the physicians believed were applicable.

Several state and private insurers have made claims based on the practices covered by the Settlement Agreement. Several have settled but it is not clear at this time what, if any, additional exposure Corning may have to these entities and to other persons who may assert claims on the basis of these or other practices.

During August 1993, MetPath, MetWest and Damon Corporation ("Damon"), which was acquired by Corning in that month, together with other participants in the industry received subpoenas from the Inspector General seeking information regarding their practices with respect to 14 enumerated tests offered in conjunction with automated chemical test panels. Of these 14 tests, 5 were covered by the Settlement Agreement and consequently MetPath and MetWest are not being required to provide further information with regard to them. MetPath, MetWest and Damon have completed the process of complying with these subpoenas. The results of these investigations cannot currently be predicted but the possibility that they may result in additional claims by the DOJ or the Inspector General or additional claims or settlements with parties other than the DOJ and the Inspector General cannot be excluded.

Other Legal Proceedings. During September 1993, two individuals filed in the Supreme Court of the State of New York (one in New York County and one in Suffolk County) separate purported derivative actions against Corning, as nominal defendant, and Corning's Directors and certain of its officers seeking on behalf of Corning compensatory and punitive damages in unspecified amounts (and plaintiffs' costs and disbursements including attorneys' and experts' fees) by reason of the alleged responsibility of the actual defendants for the conduct which gave rise to the settlement in the MetPath litigation described above and their alleged failure to cause Corning to make timely disclosure thereof. The parties have agreed to consolidate such actions in a single action before the Supreme Court of the State of New York in New York County.

During October 1993, two individuals instituted in the United States District Court for the Southern District of New York separate purported class actions on behalf of purchasers of Corning securities in the open market during the period from September 17 to October 6, 1993 against Corning, certain of its Directors and officers and the underwriters of Corning's offering, on September 17, 1993, of $100 million of 6.75% Debentures due on September 15, 2013. The complaints generally allege that the defendants failed to make timely disclosures of adverse developments in Corning's business and seek compensatory and punitive damages in unspecified amounts (and plaintiffs' costs and expenses including attorneys' fees and disbursements). These two actions have been consolidated.

Two class actions have been filed in the Court of Chancery for the State of Delaware against Damon and certain of its officers and directors. These suits allege damages arising from Damon's failure to mention in the press release that announced the initial merger agreement it had reached with a company other than Corning, that an unnamed bidder (Corning) had also expressed interest in acquiring Damon. The class of plaintiffs are those who sold their stock at the price offered by the other company, rather than the higher amount later offered and paid by Corning.

Corning's management does not believe that the purported class action lawsuits or the purported shareholder derivative lawsuits described above will have a material adverse effect on Corning's financial condition or the results of its operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See the Exhibit Index which is located on page 12.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated January 24, 1994 was filed in connection with the Registrant's medium-term notes facility. The Registrant's fourth quarter earnings press release of January 24, 1994 was filed as an exhibit to this Form 8-K.

Other items under Part II are not applicable.

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CORNING INCORPORATED
                                            (Registrant)





   April 26, 1994                        JAMES R. HOUGHTON
     Date                                  J. R. Houghton
                                Chairman and Chief Executive Officer





   April 26, 1994                         VAN C. CAMPBELL
     Date                                  V. C. Campbell
                           Vice Chairman and Principal Financial Officer





   April 26, 1994                        LARRY AIELLO, JR.
     Date                                  L. Aiello, Jr.
                                   Vice President and Controller

                            CORNING INCORPORATED

                                EXHIBIT INDEX

                   This exhibit is numbered in accordance
             with Exhibit Table I of item 601 of Regulation S-K


                                                       Page number
                                                       in manually
      Exhibit #                Description           signed original

          12             Computation of ratio of
                        earnings to fixed charges           17