Form 10-Q
period 1994-06-19
CORNING INC /NY
filed 1994-07-26
CIK 24741

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 19, 1994

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

213,736,161 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of July 14, 1994.

                       PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page

 Consolidated Statements of Income for the twenty-four
   and twelve weeks ended June 19, 1994 and June 20, 1993       3

 Consolidated Balance Sheets at June 19, 1994
   and January 2, 1994                                          4

 Consolidated Statements of Cash Flows for the
   twenty-four weeks ended June 19, 1994 and
   June 20, 1993                                                5

 Notes to Consolidated Financial Statements                     6


The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant or its independent accountants and should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended January 2, 1994.

                CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In millions, except per-share amounts)

                                 Twenty-Four Weeks Ended  Twelve Weeks Ended
                                  June 19,     June 20,    June 19, June 20,
                                    1994         1993        1994     1993
REVENUES
 Net sales                        $2,054.6    $ 1,723.8   $ 1,105.7 $  906.8
 Royalty, interest, and
   dividend income                    11.2         12.4         3.5      6.0
 Non-operating gains                                4.2
                                   2,065.8      1,740.4     1,109.2    912.8

DEDUCTIONS
 Cost of sales                     1,318.2      1,100.5       696.1    568.4
 Selling, general and
   administrative expenses           388.0        345.3       202.3    176.7
 Research and development expenses    79.3         77.5        41.1     39.8
 Interest expense                     51.7         35.1        25.9     18.6
 Other, net                            8.8         11.5         3.0      8.4

Income before taxes on income        219.8        170.5       140.8    100.9
Taxes on income                       83.0         58.6        53.4     34.7
Income before minority interest
 and equity earnings                 136.8        111.9        87.4     66.2
Minority interest in earnings
 of subsidiaries                     (17.9)        (6.9)      (10.0)    (3.8)
Equity in earnings of associated
 companies                            50.5         34.6        34.0     27.4

NET INCOME                        $  169.4    $   139.6   $   111.4 $   89.8

PER COMMON SHARE:
NET INCOME                        $    0.82    $   0.73    $   0.54 $   0.47

DIVIDENDS DECLARED                $    0.34    $   0.34    $   0.17 $   0.17


The accompanying notes are an integral part of these statements.

                CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                         CONSOLIDATED BALANCE SHEETS
             (In millions, except shares and per-share amounts)

                                                 June 19,     January 2,
                    ASSETS                         1994          1994
CURRENT ASSETS
 Cash                                            $   78.9      $    80.7
 Short-term investments, at cost which
   approximates market value                         42.1           80.1
 Accounts receivable, net of doubtful accounts
   and allowances-$79.0/1994;$70.5/year-end 1993    845.6          691.1
 Inventories                                        408.7          353.9
 Deferred taxes on income and other
   current assets                                   224.3          265.9
     Total current assets                         1,599.6        1,471.7

INVESTMENTS
 Associated companies, at equity                    650.5          586.5
 Others, at cost                                     26.1           44.2
                                                    676.6          630.7

PLANT AND EQUIPMENT, NET                          1,797.5        1,759.8

GOODWILL AND OTHER INTANGIBLE ASSETS, NET         1,217.1        1,009.1

OTHER ASSETS                                        330.3          360.4
                                                 $5,621.1      $ 5,231.7

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Loans payable                                   $  238.5      $   141.7
 Accounts payable                                   143.4          245.1
 Other accrued liabilities                          681.8          633.5
     Total current liabilities                    1,063.7        1,020.3

OTHER LIABILITIES                                   665.9          668.6
LOANS PAYABLE BEYOND ONE YEAR                     1,605.6        1,585.6
MINORITY INTEREST IN SUBSIDIARY COMPANIES           186.2          245.7
CONVERTIBLE PREFERRED STOCK                          25.0           25.7
COMMON STOCKHOLDERS' EQUITY
 Common stock, including excess over par value
   and other capital-Par value $0.50 per share;
   authorized 500,000,000 shares                    889.4          626.8
 Retained earnings                                1,682.5        1,581.9
 Less cost of 27,281,070/1994 and 27,401,318/year-
   end 1993 shares of common stock in treasury     (514.8)        (516.5)
 Cumulative translation adjustment                   17.6           (6.4)
                                                 $5,621.1      $ 5,231.7

The accompanying notes are an integral part of these statements.

                CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In millions)
                                                 Twenty-Four Weeks Ended
                                                 June 19,      June 20,
                                                   1994         1993*
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $ 169.4       $  139.6
 Adjustments to reconcile net income to net
  cash used in operations:
  Depreciation and amortization                     154.9          127.4
  Equity in earnings of associated companies
   in excess of dividends received                  (31.4)         (21.2)
  Losses (gains on disposition of properties
   and investments                                    2.1           (0.9)
  Deferred tax provision (benefit)                    2.3          (23.9)
  Other                                             (11.0)          29.6
 Changes in operating assets and liabilities:
  Accounts receivable                              (122.9)          (2.5)
  Inventory                                         (44.2)         (61.2)
  Deferred taxes and other current assets            (7.6)         (28.7)
  Current liabilities                              (164.1)        (139.3)
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                               (52.5)          18.9

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant and equipment                  (147.2)        (135.2)
 Acquisitions of businesses                        (260.1)          (3.4)
 Net proceeds from disposition
   of properties and investments                    108.4           15.8
 Increase in long-term investments                   (7.2)          (7.3)
 Other, net                                           2.9           (8.6)
NET CASH USED IN INVESTING ACTIVITIES              (303.2)        (138.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                    160.4          174.4
 Repayments of loans                                (67.8)          (7.6)
 Proceeds from issuance of common stock             237.8            9.1
 Increase in minority interest due to
   capital contribution                              21.5
 Repurchases of common stock                                       (58.2)
 Payment of dividends                               (36.4)         (33.4)
NET CASH PROVIDED BY FINANCING ACTIVITIES           315.5           84.3
Effect of exchange rates on cash                      0.4            8.5
Net change in cash and cash equivalents             (39.8)         (27.0)
Cash and cash equivalents at beginning of year      160.8          133.1

CASH AND CASH EQUIVALENTS AT END OF QUARTER     $   121.0     $    106.1

SUPPLEMENTAL DATA:
Income taxes paid                               $    63.8     $     77.9

Interest paid                                   $    50.7     $     39.1

*Reclassified to conform to 1994 presentation.

The accompanying notes are an integral part of these statements.

                CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Earnings per common share are computed by dividing net income less preferred dividends by the weighted average of common shares outstanding during each period. Preferred dividends amounted to $0.5 million and $1.0 million in the second quarter and first half of 1994, respectively, compared with $0.6 million and $1.1 million in the same periods of 1993. The weighted average of common shares outstanding (in thousands) for the second quarter and first half of 1994 were 206,268 and 204,286, respectively, and 189,776 and 189,699 for the same periods in 1993. The weighted average of common shares outstanding for earnings per share calculations does not include shares held by the Corning Stock Ownership Trust which totaled approximately 3.0 million and 3.3 million shares during 1994 and 1993, respectively. Common stock equivalents are not included in the earnings per share computation because they do not result in material dilution.

     Common dividends of $36.2 million and $71.7 million were declared in the second quarter and first half of 1994, respectively, compared with $33.5 million and $65.8 million for the same periods in 1993.

(2) The equity in earnings of associated companies is generally recorded on a one-month lag. Corning's first quarter includes its equity in earnings of Dow Corning Corporation (Dow Corning) for two months, compared with three months in the second and fourth quarters and four months in the third quarter. Corning is a 50-percent owner of Dow Corning. Dow Chemical Company owns the remaining 50 percent.

(3) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                 June 19,     January 2,
                                                   1994          1994
     Finished goods                              $  239.4      $   216.1
     Work in process                                116.5           93.6
     Raw materials and accessories                   73.5           68.0
     Supplies and packing materials                  76.8           75.6

     Total inventories valued at current cost       506.2          453.3
     Reduction in LIFO valuation                    (97.5)         (99.4)

                                                 $  408.7      $   353.9

(4) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                                 June 19,     January 2,
                                                   1994          1994
     Land                                        $   54.1      $    51.6
     Buildings                                      777.5          742.5
     Equipment                                    2,652.8        2,567.7
     Accumulated depreciation                    (1,686.9)      (1,602.0)
                                                 $1,797.5      $ 1,759.8

(5) Goodwill shown on the accompanying balance sheets is net of accumulated amortization which totaled $127.2 million at June 19, 1994, and $106.8 million at January 2, 1994. In the second quarter 1994, Corning adjusted the allocation of the purchase price relating to the August 1993 acquisition of Damon Corporation. As a result, goodwill associated with this acquisition was increased to $603 million which is being amortized over 40 years.

(6) Consolidated summarized income statement information of Dow Corning and its subsidiary companies is presented below (in millions):

                                   Six Months Ended      Three Months Ended
                                   June 30,   June 30,   June 30,  June 30,
                                    1994        1993       1994      1993

     Net sales                    $1,061.5   $1,010.7    $  552.4 $   519.9
     Operating costs and expenses    885.7      877.5       461.1     448.9

     Operating income                175.8      133.2        91.3      71.0
     Other expense                    37.3       19.6        19.2       8.3

     Income before income taxes      138.5      113.6        72.1      62.7
     Income taxes                     54.0       38.1        28.1      21.3
     Minority interest's share
      in income                        6.8        8.5         3.5       5.1

     Net income                   $   77.7   $   67.0    $   40.5 $    36.3

     In March 1994, Dow Corning, along with other defendants and representatives of breast implant litigation plaintiffs, signed a Breast Implant Litigation Settlement Agreement (the Settlement Agreement). Under the Settlement Agreement and related agreements, industry participants would contribute approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. The Settlement Agreement is subject to court approval and to withdrawal by Dow Corning and other defendants and plaintiffs in certain events. Corning is not a party to the Settlement Agreement and will not make any contributions to the settlement contemplated thereby.

     Dow Corning recorded an accounting charge of $415 million after tax in the fourth quarter of 1993. As disclosed in Dow Corning's financial statements, this charge included the net present value of Dow Corning's best estimate of its potential liability for breast implant litigation based on current settlement negotiations, and also included provisions for legal, administrative, and research costs related to breast implants, for a total of $1.24 billion, less expected insurance recoveries of $600 million. Future developments, including any failure of the Settlement Agreement to receive court approval and any withdrawal by Dow Corning and other defendants and plaintiffs from the Settlement Agreement, may require Dow Corning to revise its current estimates or record additional provisions.

     Corning does not believe that its share of any additional accounting charge taken by Dow Corning resulting from the breast implant litigation will have a material adverse effect upon Corning's overall financial condition. However it is possible that Corning's share of any such charge taken by Dow Corning will have a material adverse effect upon Corning's earnings in the quarter in which any such charge is recognized by Dow Corning. The amount of any such charge would be written off against Corning's investment in Dow Corning which totaled $370 million at June 19, 1994.

(7) As described in the company's 1993 Annual Report on Form 10-K, Corning completed five acquisitions in 1993, the most significant of which was the acquisition of Damon Corporation (Damon) for approximately $405 million in August 1993. The following table presents unaudited pro forma operating results for the twelve and twenty-four weeks ended June 20, 1993, as if the acquisitions completed in 1993 had been completed on January 4, 1993 (in millions, except per share amounts):

                                               Twenty-four      Twelve
                                               weeks ended   weeks ended
                                                 June 20,      June 20,
                                                   1993          1993
     Revenues                                    $2,009.9      $ 1,053.4
     Net income                                     135.5           88.3
     Net income per common share                     0.70          0.46

     These pro forma results do not reflect the recent divestitures of Corning's process systems business or the California operations of Damon (see Note 8).

Acquisitions and Divestitures

(8) In April 1994, Corning sold the clinical laboratory testing operations of Damon in California for approximately $51 million in cash. No gain or loss was recognized as a result of this transaction. The proceeds from the transaction were used to retire a portion of the debt incurred in connection with the acquisition of Damon in August 1993.

(9) In May 1994, Corning sold its Parkersburg, W. Va., glass-tubing products plant to Schott Corporation, a subsidiary of the Schott Group, for $57 million and decided to exit several minor product lines in the specialty materials segment. The net gain from these transactions was not material.

(10) In June 1994, Corning acquired all of the outstanding shares of Maryland Medical Laboratory Inc. and several affiliates (Maryland Medical) for approximately 4.5 million shares of Corning Common Stock in a pooling of interests transaction. Corning's consolidated financial statements have not been restated because the acquisition is not material to Corning's financial position or results of operations.

     In June 1994, Corning signed a definitive agreement to acquire all of the outstanding shares of the capital stock of Nichols Institute (Nichols) in a transaction to be accounted for as a pooling of interests. Corning will exchange newly issued shares with a value equal to $13 for each Nichols share. The transaction is expected to close in the second half of 1994. Corning's consolidated financial statements will not be restated because the acquisition is not material to Corning's financial position or results of operations.

     As a result of the Maryland Medical and Nichols acquisitions, Corning will likely record a one-time charge of up to $10 million after tax in the third quarter 1994 for transaction costs related to both acquisitions. Additionally, Corning may possibly record an additional one-time charge of up to $25 million after tax in the second half of 1994 for the integration of the operations of both companies into MetPath.

Non-Operating Gains and Losses

(11) During the first quarter 1993, Corning recognized a non-operating gain totaling $4.2 million ($2.6 million after tax).

Subsequent Events

(12) On June 28, 1994, Corning and International Technology Corporation (International Technology) created a jointly-owned company to which Corning transferred the net assets of its environmental testing laboratory business and International Technology transferred the assets of its IT Analytical Services business. Corning and International Technology each own 50 percent of the company. Corning will account for its investment in the newly created company using the equity method of accounting for investments. The impact of the transaction is not expected to be material to Corning's financial statements.

(13) On July 21, 1994, Corning and Corning Delaware, a Delaware special purpose limited partnership in which Corning is the sole general partner, completed a public offering of $373.8 million of a new issue of 6 percent Convertible Monthly Income Preferred Securities (MIPS), guaranteed by Corning, and convertible into Corning common stock.
     Each MIPS security is convertible into Corning common stock at the rate of 1.2821 shares of Corning common stock for each MIPS security (equivalent to a conversion price of $39 per share). Corning plans to use the proceeds from the MIPS offering to retire the remaining debt incurred in the 1993 acquisition of Damon.


ITEM 2.

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                            Results of Operations


Consolidated sales for the second quarter 1994 totaled $1.1 billion, up 22 percent from the same period last year. Consolidated sales for the first half 1994 were up 19 percent to $2.1 billion from the comparable period in 1993. Approximately half of the increase in both periods was due to recent acquisitions, including the 1993 acquisition of Damon.

Second quarter net income totaled $111.4 million or $0.54 per share in 1994 compared to $89.8 million or $0.47 per share in 1993. Net income for the first half 1994 totaled $169.4 million, or $0.82 per share, compared to $139.6 million, or $0.73 per share, for the first half 1993. Excluding the impact of a non-operating gain in the first quarter 1993, earnings per share was up 14 percent and 15 percent for the second quarter and first half 1994, respectively.

Segment Overview
Earnings from consolidated operations for the second quarter and first half 1994 increased 24 percent and 16 percent, respectively, over the comparable periods in 1993. Sales and consolidated earnings growth in both the second quarter and first half 1994 resulted from strength in all segments.

Sales and earnings of the specialty materials segment increased in the second quarter and first half 1994 over the same periods in 1993. Sales and earnings growth was led by the environmental and science products businesses. The environmental products business continues to experience strong demand for ceramic substrates in its North American market. Sales and earnings of the science products business continue to be positively impacted by the 1993 acquisition of Costar Corporation. Earnings of the businesses in this segment have also been positively impacted by cost reduction actions taken over the past year.

Sales growth in the communications segment in the second quarter and first half 1994 was primarily due to strong volume gains in the optical fiber and optical cable businesses and the conventional video components business. Earnings improvements in both periods resulted primarily from strong sales and manufacturing efficiency gains in the conventional video components and projection video businesses. Earnings of the optical fiber and optical cable businesses were relatively flat due to lower prices and an unfavorable shift in product mix.

Sales of the laboratory services segment increased significantly in the second quarter and first half 1994 over the same periods last year primarily as a result of the 1993 acquisition of Damon. Earnings increases in this segment were driven primarily by a continued emphasis on cost reduction and progress on the integration of Damon into MetPath. The Damon acquisition also had a positive impact on the earnings of this segment in the second quarter and first half 1994 offset somewhat by the increase in goodwill amortization.

Second quarter and first half 1994 sales and earnings of the consumer products segment were up when compared to the same periods last year due to strong domestic volume. The benefits of the 1993 restructuring program and a continued focus on cost controls also contributed to the earnings growth of this segment.

Taxes on Income
Corning's effective tax rate was 38 percent in both the second quarter and first half 1994 compared to 34 percent for the same periods in 1993. The change in the effective tax rate was primarily due to the increase in the U.S. corporate statutory tax rate and an increase in non-deductible amortization of intangibles and other expenses. Additionally, the tax rate in 1993 was lower due to increased utilization of tax credits in that year.

Equity in Earnings
Equity company results for the second quarter and first half 1994 increased 24 percent and 46 percent, respectively, over the same periods in the prior year primarily due to continued improvement from operations at Dow Corning Corporation and the elimination of losses from Vitro Corning, which was divested in late 1993.

In March 1994, Dow Corning, along with other defendants and representatives of breast implant litigation plaintiffs, signed a Breast Implant Litigation Settlement Agreement (the Settlement Agreement). Under the Settlement Agreement and related agreements, industry participants would contribute approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. The Settlement Agreement is subject to court approval and to withdrawal by Dow Corning and other defendants and plaintiffs in certain events. Corning is not a party to the Settlement Agreement and will not make any contributions to the settlement contemplated thereby.

Dow Corning recorded an accounting charge of $415 million after tax in the fourth quarter of 1993. As disclosed in Dow Corning's financial statements, this charge included the net present value of Dow Corning's best estimate of its potential liability for breast implant litigation based on current settlement negotiations, and also included provisions for legal, administrative, and research costs related to breast implants, for a total of $1.24 billion, less expected insurance recoveries of $600 million. Future developments, including any failure of the Settlement Agreement to receive court approval and any withdrawal by Dow Corning and other defendants and plaintiffs from the Settlement Agreement, may require Dow Corning to revise its current estimates or record additional provisions.

Corning does not believe that its share of any additional accounting charge taken by Dow Corning resulting from the breast implant litigation will have a material adverse effect upon Corning's overall financial condition. However it is possible that Corning's share of any such charge taken by Dow Corning will have a material adverse effect upon Corning's earnings in the quarter in which any such charge is recognized by Dow Corning. The amount of any such charge would be written off against Corning's investment in Dow Corning which totaled $370 million at June 19, 1994.

In early 1993, Dow Corning suspended its dividend payments to Corning and Dow Chemical. In 1992, Corning received from Dow Corning $43 million in dividends. Corning does not expect to receive dividends from Dow Corning for the next several years. Corning believes that it has sufficient liquidity and access to capital and does not believe that the suspension of these dividends will have a material impact on its liquidity or financial position.


                       Liquidity and Capital Resources

Corning's working capital increased from $451.4 million at the end of 1993 to $535.9 million at June 19, 1994. The ratio of current assets to current liabilities was 1.5 at the end of the first half 1994 compared to 1.4 at year-end 1993. Corning's long-term debt as a percentage of total capital was 41 percent at the end of the second quarter, compared to 45 percent at year-end 1993. The improvement in this ratio was due primarily to the issuance of common stock in February 1994 (see Note 8 of the Notes to Consolidated Financial Statements). Corning repaid approximately $50 million of the Damon acquisition debt in the second quarter. Corning plans to repay the remaining $350 million of Damon acquisition debt with the proceeds from the MIPS offering completed in July, 1994 (see Note 13 of the Notes to Consolidated Financial Statements).

Cash and short-term investments declined by $39.8 million and $27.0 million during the first half 1994 and 1993, respectively. The $39.8 million decline in the first half 1994 was primarily due to investing and operating activities which used cash of $303.2 million and $52.5 million, respectively, offset by financing activities which provided cash of $315.5 million. The $27.0 million decline in the first half 1993 was primarily due to investing activities which used cash of $138.7 million offset by operating and financing activities which provided cash of $18.9 and $84.3 million, respectively. In the first half 1994, operating activities used cash, compared to generating cash in the first half 1993, due primarily to an increase in accounts receivable offset somewhat by higher earnings before depreciation and amortization. Net cash used in investing activities increased in the first half 1994 compared to the first half 1993 due to the acquisition of assets from Northern Telecom Limited and the purchase of Corning Vitro Corporation stock from Vitro. Net cash provided by financing activities increased in the first half 1994 over the first half 1993 primarily as a result of the issuance of common stock in February 1994 to finance the Northern Telecom and Vitro transactions.


            Provision for Restructuring and Other Special Charges

In the third quarter 1993, Corning recorded a charge of $207.0 million ($120.5 million after tax of $79.1 million and minority interest of $7.4 million) which included $156.0 million of restructuring charges and $51.0 million of other special charges. The restructuring charges included costs to integrate the Damon acquisition and costs of a planned company-wide program to reduce assets and overhead costs during 1994. The other special charges primarily included a charge by MetPath of $36.5 million to reflect the settlement and related legal expenses associated with its compromise agreement with the Civil Division of the Department of Justice to settle claims brought on behalf of the Inspector General, U.S. Department of Health and Human Services, and $8 million of investment banking, legal and accounting fees and other transaction expenses related to the Costar acquisition.

The costs to integrate the Damon acquisition include the costs of shutting down MetPath facilities in certain markets where duplicate MetPath and Damon facilities existed at the time of the transaction. These costs totaled $40.6 million and primarily included employee severance and other employee termination benefits ($6 million) and costs of exiting leased laboratory space and the write-off of duplicate laboratory equipment ($24 million) and certain costs for continuing employees directly related to the integration of Damon and MetPath ($3.3 million). Management believes that the integration of Damon and MetPath facilities should significantly reduce operating costs of the combined companies and will be substantially complete by the end of 1994.

The costs to be incurred in the company-wide restructuring program totaled $115.4 million and included, among other items, severance and other employee termination benefits ($68.2 million) related to a company-wide program to reduce employment levels and thus operating costs, facility and other costs to consolidate the North American packaging and worldwide Pyroceram manufacturing operations in the consumer products segment ($23.6 million), facility and other costs to restructure or close several environmental and pharmaceutical testing facilities ($9.1 million), consulting fees associated with the company-wide in-depth study aimed at re-engineering the organization and operating practices of the company ($11.8 million) and certain costs for continuing employees directly related to the restructuring plans ($3.4 million). Management believes that the company-wide restructuring program will be substantially complete by the end of 1994. The company's re-engineering studies are expected to be complete in the first half of 1995. It is currently not possible to estimate the costs or benefits of these terminations, write-offs or other activities.

The 1993 restructuring and integration charges included severance and other termination benefits related to approximately 1,600 employees. Employee reductions primarily include employees at various MetPath laboratory locations, salaried employees at Corning Consumer Products Company (formerly know as Corning Vitro Corporation) and salaried employees in various line, research and staff organizations throughout the company where business conditions require reduced staff levels. At the end of the second quarter 1994, approximately 1,100 employees across the company had been terminated or notified of their termination and approximately $19.6 million of the $74.2 million severance and other termination benefits had been paid.

The 1993 restructuring and integration charges included $29.3 million of asset write-offs and $126.7 million of future cash expenditures of which approximately $5.1 million was spent in 1993 and $86.4 million, $31.2 million and $4.0 million is expected be spent in 1994, 1995, and future years, respectively. Corning management believes these costs will be financed with cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring plan.


                         Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS

Breast Implant Litigation. Corning continues to be a defendant in two types of cases previously reported involving the silicone-gel breast implant products or materials formerly manufactured or supplied by Dow Corning or a Dow Corning subsidiary. These cases include (1) several purported federal securities class action lawsuits and shareholder derivative lawsuits filed against Corning by shareholders of Corning alleging, among other things, misrepresentations and omissions of material facts, breach of duty to shareholders and waste of corporate assets relative to the silicone-gel breast implant business conducted by holders and waste of corporate assets relative to the silicone-gel breast implant business conducted by Dow Corning and (2) as of May 23, 1994 over 3,490 lawsuits filed in various state courts against Corning and others (including Dow Corning) by persons claiming injury from the silicone-gel breast implant products or materials formerly manufactured by Dow Corning or a Dow Corning subsidiary. Several of such suits have been styled as class actions and others involve multiple plaintiffs.

All of the more than 3,000 tort lawsuits filed against Corning in federal courts were consolidated in the United States District Court, Northern District of Alabama, and in early December 1993, Corning was dismissed from these cases. This decision by the District Court is non-appealable and, although the District Court noted that it was "highly unlikely" that additional discovery would produce new evidence, the decision is subject to reconsideration if additional information is discovered or if there is a change in state law. Certain state court tort cases against Corning have also been consolidated for the purposes of discovery and pretrial matters. During 1994, Corning has made several motions for summary judgment in state courts and judges have dismissed Corning from all of the over 2,500 tort cases filed in California, Michigan, New York and Pennsylvania, some of which are on appeal. Corning's motions seeking dismissal remain pending in various other states. The federal securities suits are all pending in the United States District Court for the Southern District of New York.

Corning's management does not believe that the purported securities class action lawsuits or the purported shareholder derivative lawsuits or the tort actions filed against Corning described above will have a material adverse effect on Corning's financial condition or the results of its operations.

Dow Corning has informed Corning that as of July 8, 1994, Dow Corning has been named in 45 purported breast implant product liability class action lawsuits and approximately 15,900 individual breast implant product liability lawsuits (which number includes all or substantially all of the 3,490 lawsuits referred to above) and that Dow Corning anticipates that it will be named as a defendant in additional breast implant lawsuits in the future. Dow Corning has also stated that it is vigorously defending this litigation.

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

In March 1994, Dow Corning, along with other defendants and representatives of breast implant litigation plaintiffs, signed a Breast Implant Litigation Settlement Agreement (the "Settlement Agreement"). The Settlement Agreement is subject to court approval and to withdrawal by Dow Corning and other defendants and plaintiffs. Under the Settlement Agreement and related agreements, industry participants (the "Funding Participants") would contribute approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. The Settlement Agreement, if implemented, would provide for a claims based structured resolution of claims arising out of silicone breast implants, define the circumstances under which payments from the funds would be made and include a number of other provisions related to claims and administration. The Settlement Agreement defines periods during which breast implant plaintiffs may elect not to settle their claims by way of the Settlement Agreement and to continue their individual breast implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). In certain circumstances, if Dow Corning considers the number of Opt Out Plaintiffs to be excessive, Dow Corning is entitled to withdraw from participation in the Settlement Agreement. Corning is not a party to the Settlement Agreement and will not make any contribution to the settlement contemplated thereby.

In April 1994, the U.S. District Court for the Northern District of Alabama preliminarily approved the Settlement Agreement and temporarily stayed and suspended federal and state class action certification or notice proceedings relative to federal or state class action lawsuits filed by plaintiffs included in the settlement class.

In April 1994, the Court also notified the breast implant plaintiffs eligible to participate in the settlement of a 60-day period during which they have the ability to become initial Opt Out Plaintiffs. Unless the current schedule is extended by the Court, Dow Corning would expect to decide whether or not to exercise its option to withdraw from the Settlement Agreement by mid-August 1994. A Court-supervised fairness review process of the Settlement Agreement must be completed before the Settlement Agreement can be implemented. Once the Settlement Agreement is approved by the Court, claims can then be validated. The Court's approval of the Settlement Agreement would be subject to appeal.

Dow Corning recorded a pre-tax charge of $640 million ($415 million after tax) against its earnings for the fourth quarter of 1993 to reflect its best estimate as of January 1994 of the net present value of its net liabilities and costs as a result of its involvement in breast implant litigation and, as a result of Dow Corning's decision to take this charge, Corning recorded a charge of $203 million after tax against its equity in earnings of associated companies for the fourth quarter of 1993 and against the carrying value of its investment in Dow Corning at the end of fiscal 1993.

If the tort actions filed against Dow Corning or any settlement of the breast implant controversy should require Dow Corning to record any additional charges against income, the effect on Corning of any such additional charges would be limited to their consequent impact (in the amount of approximately 50% of the amount thereof) on Corning's reported equity in earnings of associated companies for the period such charges were recognized, on the book value of Corning's equity investment in Dow Corning and on Corning's retained earnings. Corning does not believe that its share of any additional charges taken by Dow Corning resulting from the breast implant controversy will have a material adverse effect upon Corning's financial condition. However, it is possible that Corning's shares of any such additional charges taken by Dow Corning could have a material adverse effect upon Corning's earnings in the quarters in which any such charges were recognized by Dow Corning.

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

During the first quarter of 1993, Dow Corning received two federal grand jury subpoenas initiated by the United States Department of Justice (DOJ) seeking documents and information related to silicone breast implants. Dow Corning has informed Corning that it has delivered the documents and information requested and continues to cooperate with the DOJ as this grand jury investigation proceeds.

Department of Justice Investigations. In September 1993, MetPath and MetWest Inc. (MetWest), a wholly owned subsidiary of Unilab, in which Corning had at the time an interest of approximately 43%, entered into a Settlement Agreement (the MetPath Settlement Agreement) with the DOJ and the Inspector General of the Department of Health and Human Services (the Inspector General). Pursuant to the MetPath Settlement Agreement, MetPath and MetWest paid to the United States a total of $39.8 million in settlement of civil claims by the DOJ and the Inspector General that MetPath and MetWest had wrongfully induced physicians to order certain laboratory tests without realizing that such tests would be billed to Medicare at rates higher than those the physicians believed were applicable.

Several state and private insurers have made claims based on the practices covered by the MetPath Settlement Agreement. Several have settled but it is not clear at this time what, if any, additional exposure Corning may have to these entities and to other persons who may assert claims on the basis of these or other practices.

During August 1993, MetPath, MetWest and Damon (which was acquired by Corning in that month) together with other participants in the industry received subpoenas from the Inspector General seeking information regarding their practices with respect to 14 enumerated tests offered in conjunction with automatic chemical test panels. Of these 14 tests, 5 were covered by the MetPath Settlement Agreement and consequently MetPath and MetWest are not being required to provide further information with regard to them. MetPath, MetWest and Damon have completed this process of complying with these subpoenas. MetPath also received in May 1994 two subpoenas from the Inspector General concerning, in one case, an investigation into billings for tests not performed or reported for which MetPath had voluntarily made corrective payments in 1993 and, in the other, an investigation into whether separate billings for tests which should have been grouped together had occurred. In addition a federal grand jury in New Jersey is investigating the billings for tests not performed or reported matter. The results of these investigations cannot currently be predicted but the possibility that they may result in additional claims by the DOJ or the Inspector General or additional claims or settlements with parties other than the DOJ and the Inspector General cannot be excluded.

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

During October 1993, two individuals instituted in the United States District Court for the Southern District of New York separate purported class actions on behalf of purchasers of Corning securities in the open market during the period from September 17 to October 6, 1993 against Corning, certain of its Directors and officers and the underwriters of Corning's offering, on September 17, 1993, of $100 million of 6.75% Debentures due on September 15, 2013. The complaints generally allege that the defendants failed to make timely disclosures of adverse developments in Corning's business and seek compensatory and punitive damages in unspecified amounts (and plaintiffs' costs and expenses including attorneys' fees and disbursements). These two actions, with respect to which the underwriters have been dismissed, have been consolidated.

Two class actions have been filed in the Court of Chancery for the State of Delaware against Damon and certain of its officers and directors. These suits allege damages arising from Damon's failure to mention in the press release that announced the initial merger agreement it had reached with a company other than Corning that an unnamed bidder (Corning) had also expressed interest in acquiring Damon. The class of plaintiffs are those who sold their stock at the price offered by the other company, rather than the higher amount later offered and paid by Corning.

Corning's management does not believe that the purported class action lawsuits or the purported shareholder derivative lawsuits described above will have a material adverse effect on Corning's financial condition or the results of its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

          (a) The annual meeting of stockholders of the registrant was held on April 28, 1994.

          (b) The following nominees for the office of director, provided in the registrant's proxy statement dated March 9, 1994, which appears as Exhibit #23 to this report, were elected by the following number of shareholder votes for and withheld:

                                   For           Withheld
          Robert Barker         185,906,216      1,143,794
          Mary L. Bundy         185,779,844      1,270,165
          Van C. Campbell       185,879,598      1,170,412
          James R. Houghton     185,941,807      1,108,203
          James W. Kinnear      185,881,599      1,168,411
          James J. O'Connor     185,948,731      1,101,278

          The following persons continue as directors:

          Roger G. Ackerman
          Barber B. Conable, Jr.
          David A. Duke
          E. Martin Gibson
          Gordon Gund
          John M. Hennessy
          Vernon E. Jordan, Jr.
          Catherine A. Rein
          Henry Rosovsky
          William D. Smithburg
          Robert G. Stone, Jr.

             (c)  1.   Management's proposal on the 1994 Employee Equity
             Participation Program was adopted by vote of the stockholders as follows: 164,904,669 affirmative votes, 20,972,286 negative votes, 1,179,652 abstentions, and 1 broker nonvote. The 1994 Employee Equity Participation Program consists of two plans: (i.) a Stock Option Plan and (ii.) an Incentive Stock Plan. Under terms of the Stock Option Plan, eligible employees may be granted either non-qualified or incentive stock options, or both, to purchase shares of the company's common stock at prices not less than fair market value at the date of grant. Under terms of the Incentive Stock Plan, eligible employees may be granted the right to receive shares of the company's common stock, the equivalent value in cash or a combination thereof. A more extensive description of this proposal is found in the registrant's proxy statement dated March 9, 1994, filed with the Securities and Exchange Commission as a definitive proxy statement on March 16, 1994, which is incorporated by reference in this Form 10-Q.

                  2. The performance criteria used by the Compensation Committee of the Board of Directors to determine whether shares of the company's common stock are to be earned under the so-called Corporate Performance Plan was approved by vote of the stockholders as follows: 178,086,912 affirmative votes, 7,561,653 negative votes, and 1,401,444 abstentions. The Corporate Performance Plan provides that certain of the company's executive employees earn shares of the company's common stock when specific performance targets are met. A more extensive description of this matter and the performance criteria is found in the registrant's proxy statement dated March 9, 1994, filed with the Securities and Exchange Commission as a definitive proxy statement on March 16, 1994, which is incorporated by reference in this Form 10-Q.

                  3. The performance criteria used by the Compensation Committee of the Board of Directors to determine whether additional compensation is to be earned under the Variable Compensation Plan was approved by vote of the stockholders as follows: 178,783,113 affirmative votes, 6,672,129 negative votes, 1,592,967 abstentions, and 1,800 broker nonvotes. The Variable Compensation Plan provides for the award of performance-based annual cash incentives. A more extensive description of this proposal is found in the registrant's proxy statement dated March 9, 1994, filed with the Securities and Exchange Commission as a definitive proxy statement on March 16, 1994, which is incorporated by reference in this Form 10-Q.

                  4. A stockholder proposal relating to the CERES Principles was defeated by vote of the stockholders as follows: 9,704,197 affirmative votes, 147,643,207 negative votes, 9,027,240 abstentions, and 20,675,365 broker nonvotes. This proposal calls for endorsement of certain comprehensive standards for both environmental performance and reporting as mandated by the Coalition for Environmentally Responsible Economies. A more extensive description of this proposal is found in the registrant's proxy statement dated March 9, 1994, filed with the Securities and Exchange Commission as a definitive proxy statement on March 16, 1994, which is incorporated by reference in this Form 10-Q.


ITEM 5.  OTHER INFORMATION

On July 21, 1994, Moody's Investors Service downgraded the senior long-term debt ratings on Dow Corning Corporation's debentures, industrial revenue bonds, and medium-term notes to Ba1 from Baa1. Dow Corning's commercial paper rating was also downgraded to Not-Prime from Prime-2. Moody's stated that this action reflects its view of the increased risk facing Dow Corning in view of the unexpectedly large number of opt-outs from the proposed global settlement of silicone breast implant litigation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See the Exhibit Index which is located on page 18.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated April 6, 1994, was filed in connection with the Registrant's medium-term notes facility. The
          Registrant's first quarter press release of April 6 was filed as an exhibit to this Form 8-K.

Other items under Part II are not applicable.

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CORNING INCORPORATED
                                            (Registrant)





   July 22, 1994                         JAMES R. HOUGHTON
        Date                               J. R. Houghton
                                Chairman and Chief Executive Officer





   July 22, 1994                          VAN C. CAMPBELL
        Date                               V. C. Campbell
                           Vice Chairman and Principal Financial Officer





   July 22, 1994                         LARRY AIELLO, JR.
        Date                               L. Aiello, Jr.
                                   Vice President and Controller

                            CORNING INCORPORATED

                                EXHIBIT INDEX

                   This exhibit is numbered in accordance
             with Exhibit Table I of item 601 of Regulation S-K


                                                       Page number
                                                       in manually
      Exhibit #        Description                   signed original

          12        Computation of ratio of earnings to
                    fixed charges                           19

          23        Registrant's proxy statement dated
                    March 9, 1994, filed with the
                    Securities and Exchange Commission
                    as a definitive proxy statement on
                    March 16, 1994, is incorporated herein
                    by reference