Form 10-Q
period 1994-10-09
CORNING INC /NY
filed 1994-11-17
CIK 24741

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       October 9, 1994

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

227,542,353 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of November 4, 1994.

                     PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page

 Consolidated Statements of Income for the forty and
   sixteen weeks ended October 9, 1994 and October 10, 1993     3

 Consolidated Balance Sheets at October 9, 1994
   and January 2, 1994                                          4

 Consolidated Statements of Cash Flows for the
   forty weeks ended October 9, 1994 and
   October 10, 1993                                             5

 Notes to Consolidated Financial Statements                     6


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

              CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF INCOME
                 (In millions, except per-share amounts)

                             Forty Weeks Ended     Sixteen Weeks Ended
                            October 9,October 10,  October 9,October 10,
                               1994      1993         1994      1993
REVENUES
 Net sales                  $ 3,497.0  $2,921.8    $ 1,442.4  $1,198.0
 Royalty, interest and
   dividend income               21.5      21.8         10.3       9.4
 Non-operating gains                        4.2
                              3,518.5   2,947.8      1,452.7   1,207.4

DEDUCTIONS
 Cost of sales                2,236.1   1,889.5        917.9     789.0
 Selling, general, and
   administrative expenses      633.2     564.8        245.2     219.5
 Research and
   development expenses         132.8     128.9         53.5      51.4
 Provision for restructuring
   and other special charges     82.3     207.0         82.3     207.0
 Interest expense                85.6      63.9         33.9      28.8
 Other, net                      36.3      21.4         27.5       9.9

Income (loss) before
 taxes on income                312.2      72.3         92.4     (98.2)
Income tax expense (benefit)    117.1      13.5         34.1     (45.1)
Income (loss) before
 minority interest and
 equity earnings                195.1      58.8         58.3     (53.1)
Minority interest in
 earnings of subsidiaries       (39.0)     (9.5)       (21.1)     (2.6)
Dividends on convertible
 preferred securities of
 subsidiary                      (2.7)                  (2.7)
Equity in earnings of
 associated companies            92.9      56.4         42.4      21.8

NET INCOME (LOSS)           $   246.3  $  105.7    $    76.9  $  (33.9)

PER COMMON SHARE:
NET INCOME (LOSS)           $    1.18  $   0.55    $   0.36   $   (0.18)

DIVIDENDS DECLARED          $    0.51  $   0.51    $   0.17   $    0.17

              CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEETS
           (In millions, except shares and per-share amounts)

                                                October 9,    January 2,
                    ASSETS                         1994          1994
CURRENT ASSETS
 Cash                                            $   37.3     $    80.7
 Short-term investments, at cost, which
   approximates market value                        217.4          80.1
 Accounts receivable, net of doubtful accounts
   and allowances-$90.4/1994;$70.5/year-end 1993    984.0         691.1
 Inventories                                        435.9         353.9
 Deferred taxes on income and other
   current assets                                   256.9         265.9
    Total current assets                          1,931.5       1,471.7

INVESTMENTS
 Associated companies, at equity                    728.7         586.5
 Others, at cost                                     36.3          44.2
                                                    765.0         630.7

PLANT AND EQUIPMENT, NET                          1,867.2       1,759.8

GOODWILL AND OTHER INTANGIBLE ASSETS, NET         1,270.1       1,009.1

OTHER ASSETS                                        313.1         360.4
                                                 $6,146.9     $ 5,231.7

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Loans payable                                   $  329.0     $   141.7
 Accounts payable                                   192.5         245.1
 Other accrued liabilities                          778.4         633.5
    Total current liabilities                     1,299.9       1,020.3

OTHER LIABILITIES                                   658.0         668.6
LOANS PAYABLE BEYOND ONE YEAR                     1,351.0       1,585.6
MINORITY INTEREST IN SUBSIDIARY COMPANIES           194.5         245.7
CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY      364.4
CONVERTIBLE PREFERRED STOCK                          25.0          25.7
COMMON STOCKHOLDERS' EQUITY
 Common stock, including excess over par value
   and other capital-Par value $0.50 per share;
   authorized 500,000,000 shares                  1,012.6         626.8
 Retained earnings                                1,722.4       1,581.9
 Less cost of 27,513,507/1994 and 27,401,318/year-
   end 1993 shares of common stock in treasury     (521.1)       (516.5)
 Cumulative translation adjustment                   40.2          (6.4)
                                                 $6,146.9     $ 5,231.7

The accompanying notes are an integral part of these statements.

             CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In millions)
                                                   Forty Weeks Ended
                                                October 9,   October 10,
                                                   1994          1993*
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $  246.3     $   105.7
 Adjustments to reconcile net income to net cash provided by operations:
  Depreciation and amortization                     252.1         210.6
  Equity in earnings of associated companies
   in excess of dividends received                  (68.6)        (33.0)
  Minority interest in earnings of subsidiaries
   in excess of (less than) dividends paid           24.1          (5.2)
  Gains on disposition of properties and investments (8.7)         (0.6)
  Provision for restructuring and other special
   charges (net of cash paid)                        76.9         169.8
  Deferred tax benefit                              (11.1)        (78.3)
  Other                                              (0.6)         27.8
 Changes in operating assets and liabilities:
  Accounts receivable                              (232.7)        (56.3)
  Inventory                                         (58.1)        (38.8)
  Deferred taxes and other current assets           (25.3)        (29.1)
  Accounts payable and other current liabilities    (95.1)       (115.1)
NET CASH PROVIDED
 BY OPERATING ACTIVITIES                             99.2         157.5

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant and equipment                  (243.6)       (260.8)
 Acquisitions of businesses, net                   (241.0)       (443.9)
 Net proceeds from disposition
  of properties and investments                     144.5          16.3
 Increase in long-term investments                   (9.6)        (21.7)
 Other, net                                         (23.9)         (4.5)
NET CASH USED IN INVESTING ACTIVITIES              (373.6)       (714.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                    291.3       1,073.2
 Repayments of loans                               (452.0)       (383.5)
 Increase in minority interest due to
  capital contribution                               21.5
 Proceeds from issuance of convertible preferred
  securities of subsidiary                          364.4
 Proceeds from issuance of common stock             247.2          13.4
 Repurchases of common stock                                      (58.6)
 Payment of dividends                              (105.6)       (101.6)
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                               366.8         542.9
Effect of exchange rates on cash                      1.5           2.3
Net change in cash and cash equivalents              93.9         (11.9)
Cash and cash equivalents at beginning of year      160.8         133.1

CASH AND CASH EQUIVALENTS AT END OF QUARTER      $  254.7     $   121.2

SUPPLEMENTAL DATA:
Income taxes paid                                $  116.0     $   112.7
Interest paid                                    $   94.2     $    53.1

*Reclassified to conform to 1994 presentation.

The accompanying notes are an integral part of these statements.

              CORNING INCORPORATED AND SUBSIDIARY COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Earnings per common share are computed by dividing net income less dividends on Series B preferred stock by the weighted average of common shares outstanding during each period. Series B preferred dividends amounted to $0.5 million and $1.5 million for the sixteen and forty weeks ended October 9, 1994, respectively, compared with $0.5 million and $1.6 million for the same periods ended October 10, 1993. The weighted average of common shares outstanding (in thousands) for the sixteen and forty weeks ended October 9, 1994 were 213,353 and 207,921, respectively, and 192,132 and 190,562 for the same periods ended October 10, 1993. The weighted average of common shares outstanding for earnings per share calculations does not include shares held by the Corning Stock Ownership Trust which totaled approximately 3.0 million and 3.3 million shares during 1994 and 1993, respectively. Common stock equivalents are not included in the earnings per share computation because they do not result in material dilution.

     Common dividends of $37.0 million and $108.7 million were declared during the sixteen and forty weeks ended October 9, 1994, respectively, compared with $34.1 million and $99.9 million for the same periods ended October 10, 1993.

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

(3) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                October 9,    January 2,
                                                   1994          1994
     Finished goods                              $  239.0      $  216.1
     Work in process                                122.8          93.6
     Raw materials and accessories                   87.5          68.0
     Supplies and packing materials                  85.7          75.6

      Total inventories valued at current cost      535.0         453.3
      Reduction in LIFO valuation                   (99.1)        (99.4)

                                                 $  435.9      $  353.9

(4) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):
                                                October 9,    January 2,
                                                   1994          1994
     Land                                        $   62.5     $    51.6
     Buildings                                      844.1         742.5
     Equipment                                    2,735.0       2,567.7
     Accumulated depreciation                     (1,774.4)    (1,602.0)
                                                 $1,867.2     $ 1,759.8

(5) Goodwill shown on the accompanying balance sheets is net of accumulated amortization which totaled $139.6 million at October 9, 1994, and $106.8 million at January 2, 1994. During the forty weeks ended October 9, 1994, Corning adjusted the allocation of the original purchase price relating to the August 1993 acquisition of Damon Corporation. As a result, goodwill associated with this acquisition was revised to $603 million which is being amortized over 40 years.

(6) Consolidated summarized income statement information of Dow Corning and its subsidiary companies is presented below (in millions):

                             Nine Months Ended      Three Months Ended
                               September 30,          September 30,
                               1994      1993         1994      1993
     Net sales              $ 1,621.2  $1,522.7    $   559.7  $  512.0
     Operating costs
      and expenses            1,364.9   1,333.7        479.2     456.2

     Operating income           256.3     189.0         80.5      55.8
     Other expense              (56.1)    (24.2)       (18.8)     (4.6)

     Income before
      income taxes              200.2     164.8         61.7      51.2
     Income taxes                78.1      55.5         24.1      17.4
     Minority interest's
      share of net income         9.7      12.1          2.9       3.6

                            $   112.4  $   97.2    $    34.7  $   30.2

     In March 1994, Dow Corning, along with other defendants and representatives of breast implant litigation plaintiffs, signed a Breast Implant Litigation Settlement Agreement (the Settlement Agreement). Under the Settlement Agreement and related agreements, industry participants would contribute approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. In September 1994, Dow Corning Corporation's Board of Directors approved Dow Corning's continued participation in the global settlement for breast implant litigation. Also in September, the U.S. District Court granted final approval to the settlement, assessing it as fair, reasonable, and adequate (a ruling which has subsequently been appealed by various parties) and afforded plaintiffs who originally opted out of the settlement the opportunity to rejoin the settlement in specified periods which currently end no later than December 1, 1994. Corning is not a party to the Settlement Agreement and will not make any contributions to the settlement contemplated thereby.

     Dow Corning recorded an accounting charge of $415 million after tax in the fourth quarter of 1993. As disclosed in Dow Corning's financial statements, this charge included the net present value of Dow Corning's best estimate of its potential liability for breast implant litigation based on current settlement negotiations, and also included provisions for legal, administrative, and research costs related to breast implants, for a total of $1.24 billion, less expected insurance recoveries of $600 million. Future developments, including among other things, the number and extent of claims not covered by the settlement, the amount and timing of insurance recoveries and the allocation of insurance payments among Dow Corning's insurance carriers, and the possibility of resolution of the litigation through alternatives to the Settlement Agreement, may require Dow Corning to record additional provisions.

     Corning does not believe that its share of any additional accounting charge taken by Dow Corning resulting from the breast implant litigation will have a material adverse effect upon Corning's overall financial condition. However it is possible that Corning's share of any such charge taken by Dow Corning will have a material adverse effect upon Corning's earnings in the quarter in which any such charge is recognized by Dow Corning. The amount of any such charge would be written off against Corning's investment in Dow Corning which totaled $402 million at October 9, 1994.

(7) In July 1994, Corning and Corning Delaware, a special purpose limited partnership in which Corning is the sole general partner, completed a public offering of 7.5 million shares of Convertible Monthly Income Preferred Securities (MIPS), guaranteed by Corning and convertible into Corning common stock at the rate of 1.2821 shares of Corning common stock for each preferred security (equivalent to a conversion price of $39 per share). Dividends on the preferred securities are payable by Corning Delaware at the annual rate of 6 percent of the liquidation preference of $50 per preferred security. The proceeds, which totaled $364.4 million (net of $9.4 million of underwriting commissions and expenses) were used to retire the remaining debt incurred in the 1993 acquisition of Damon.

     After August 5, 1998, the preferred securities will be redeemable, at the option of Corning Delaware for $51.80 per preferred security reduced annually by $0.30 to a minimum of $50 per preferred security. The preferred securities are subject to mandatory redemption on July 28, 2024, at a redemption price of $50 per preferred security.

     Corning may cause Corning Delaware to delay the payment of dividends for up to 60 months. During such period, dividends on the MIPS will compound monthly and Corning may not declare or pay dividends on its common stock. If Corning Delaware fails to pay dividends on the MIPS for 15 consecutive months or upon the occurrence of certain other events, the preferred securities may convert, at the option of the holder, to Corning Series C convertible preferred stock, par value $100 per share. The Series C convertible preferred stock will have dividend, conversion, optional redemption, and other terms substantially similar to the terms of the MIPS, except that, among other things, the holders of Series C preferred stock will have the right to elect two additional directors of Corning whenever dividends are in arrears for 18 months and the Series C preferred stock will not be subject to mandatory redemption.

(8) In July 1994, Corning issued $100 million of 30-year debentures with an interest rate of 7.625 percent due August 1, 2024. The bonds are putable in 10 years at par. The proceeds from these borrowings were used to repay short-term borrowings assumed in connection with recent acquisitions.

(9) As described in the company's 1993 Annual Report on Form 10-K, Corning completed five acquisitions in 1993, the most significant of which was the acquisition of Damon Corporation (Damon) for approximately $405 million in August 1993.

     In February 1994, Corning purchased the shares of capital stock of Corning Vitro Corporation held by Vitro S.A. completing the second and final phase of an agreement between Corning and Vitro to end their cross ownership in two consumer products companies. The net cost to Corning of this transaction was $131 million. Also in February 1994, Corning and Siecor Corporation acquired the assets relating to the optical-fiber and optical-cable businesses of Northern Telecom Limited. Under terms of the agreement, Corning provided $87 million of the purchase price and Siecor provided $43 million. These transactions were financed by the issuance of 8 million shares of common stock in February 1994.

     In June 1994, Corning acquired all of the outstanding shares of Maryland Medical Laboratory, Inc. and several affiliates for approximately 4.5 million shares of Corning Common Stock. In August 1994, Corning acquired all of the outstanding shares of common stock and options to purchase common stock of Nichols Institute. Corning issued 7.5 million new shares of Corning common stock and reserved 1.1 million shares for future issuance upon the exercise of options issued in connection with the Nichols transaction. In October 1994, Corning acquired all of the outstanding shares of Bioran Medical Laboratory for approximately 6 million shares of Corning common stock. These transactions were accounted for as poolings of interests. Corning's consolidated financial statements for periods prior to the acquisitions have not been restated since the combined impact of the acquisitions was not material to Corning's historical financial position or results of operations. Results of operations of the acquired companies have been included in the consolidated financial statements from the date of acquisition.

     The following table presents unaudited pro forma operating results for the forty weeks ended October 9, 1994, and October 10, 1993, as if the acquisitions and related financing transactions completed in 1994 and 1993 had been completed on January 4, 1993 (in millions, except per share amounts):

                                         Forty Weeks Ended
                                        October 9,October 10,
                                           1994       1993
     Revenues                           $3,780.2   $ 3,677.5
     Net income                            303.8       140.4
     Net income
       per common share                      1.35       0.63

     These pro forma results do not reflect the results of recent divestitures which are individually and in the aggregate immaterial or the impact of the formation of the jointly-owned environmental testing company described in Note 10.

(10) In June 1994, Corning and International Technology Corporation (International Technology) created a jointly-owned company to which Corning transferred the net assets of its environmental testing laboratory business and International Technology transferred the assets of its IT Analytical Services business. Corning and International Technology each own 50 percent of the company. Corning will account for its investment in the newly created company using the equity method of accounting for investments. Corning received approximately $33 million as a result of this transaction and recognized a gain on the transaction which, net of its share of a one-time integration charge taken by the new company, is immaterial and has been included in equity earnings.

(11) In September 1994, Siecor Corporation, a consolidated subsidiary, signed a definitive agreement to purchase certain assets relating to the telecommunications hardware and equipment components businesses of Northern Telecom Limited for approximately $135 million. The transaction, which is subject to regulatory approval, is expected to be completed in the fourth quarter of 1994.

(12) On October 13, 1994, Corning signed a definitive agreement to sell its European consumer products business to Newell Co. for approximately $80 million. The transaction is expected to be completed in the fourth quarter of 1994 and is not expected to have a material impact on Corning's financial statements.

Non-Operating Gains and Losses

(13) During the sixteen and forty weeks ended October 9, 1994, Corning recorded a charge totaling $82.3 million ($55.4 million after tax) which included $50.7 million of integration costs, $21.6 million of investment banking, legal, and accounting fees and other transaction expenses, and $10 million of other reserves primarily related to the Nichols, Maryland Medical Laboratory and Bioran acquisitions. A detailed discussion of the restructuring and other special charges is included on page 12.

(14) During the sixteen weeks ended October 10, 1993, Corning recognized non-recurring charges totaling $207 million ($120.5 million after tax and minority interest) which included $156 million of restructuring charges and $51 million of other special charges.
     The restructuring charges included costs to integrate the Damon acquisition and costs of a planned company-wide restructuring program to reduce assets and overhead costs during 1994. The other special charges primarily included a charge by MetPath of $36.5 million to reflect the settlement and related legal expenses associated with its compromise agreement with the Civil Division of the U.S. Department of Justice, $8 million of investment banking, legal, and accounting fees and other transaction expenses related to the Costar acquisition. A detailed discussion of the restructuring and other special charges is included on page 12.

     Corning also recognized a $9.5 million reduction in equity earnings as a result of a restructuring charge taken by Vitro Corning, S.A.

(15) During the forty weeks ended October 10, 1993, Corning recognized non-recurring charges totaling $207 million ($120.5 million after tax and minority interest), a $4.2 million ($2.6 million after tax) non-operating gain and a $9.5 million reduction in equity earnings as a result of a restructuring charge taken by Vitro Corning, S.A.


ITEM 2.

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations

                          Results of Operations

Consolidated sales for the third quarter and third quarter year-to-date 1994 totaled $1.4 billion and $3.5 billion, respectively, an increase of 20 percent over the same periods last year. Approximately half of the increase in both periods was due to recent acquisitions.

Net income for the third quarter 1994 totaled $76.9 million ($0.36 per share) compared to a net loss of $33.9 million ($0.18 per share) in the same period of 1993. Net income for the third quarter year-to-date 1994, totaled $246.3 million ($1.18 per share) compared to $105.7 million ($0.55 per share) for the comparable period in 1993. Results in both 1994 and 1993 were significantly impacted by restructuring and other special charges. In the third quarter 1994 and 1993, Corning recorded restructuring and other special charges totaling $82.3 million ($55.4 million after tax) and $207 million ($120.5 after tax and minority interest), respectively. Also in the third quarter 1993, Corning recorded a $9.5 million reduction in equity earnings as a result of a restructuring charge taken by Vitro Corning, S.A. In the first quarter 1993, Corning recorded a non-operating gain of $4.2 million ($2.6 million after tax). Excluding the impact of restructuring and net other special charges in both years, earnings per share for the third quarter and third quarter year-to-date 1994 was up 24 percent and 19 percent, respectively, over the same periods in 1993.

Segment Overview
Excluding the impact of restructuring and other special charges in both years, earnings from consolidated operations in the third quarter and third quarter year-to-date 1994 increased 43 percent and 27 percent, respectively, over the comparable periods of 1993. Sales and consolidated earnings growth in both the third quarter and third quarter year-to-date 1994 primarily resulted from the impact of strategic acquisitions and divestitures, the positive impact of cost reduction efforts, and significant volume growth in the communications and environmental businesses.

Sales and earnings of the specialty materials segment increased in the third quarter and third quarter year-to-date 1994 over the same periods in 1993. Sales and earnings growth was led by the environmental products and science products businesses. The environmental products business continued to experience strong demand for ceramic substrates in its North American market. Sales and earnings of the science products business primarily reflected the positive impact of the 1993 acquisition of Costar Corporation.

Sales growth in the communications segment in the third quarter and third quarter year-to-date 1994 was driven by strong volume gains in the optical-fiber and optical-cable businesses and the conventional-video and projection-video components businesses. Earnings increases in both periods resulted from volume growth and manufacturing efficiencies in those same businesses. In the third quarter 1994, Corning returned its MemCor glass ceramic memory disk product to the development phase due to a technical problem detected in the final stages of customer testing. Corning is continuing to invest in the development of this business.

Sales of the laboratory services segment increased significantly in the third quarter and third quarter year-to-date 1994 over the same periods last year primarily due to recent acquisitions. Excluding the impact of restructuring and other special charges in 1994 and 1993, earnings in the third quarter and third quarter year-to-date 1994 increased slightly over the same periods last year. Earnings increases in this segment were attributable to the positive impact of acquisitions and ongoing cost reduction efforts offset somewhat by the increase in goodwill amortization.

Sales of the consumer products segment for the third quarter 1994 were flat when compared to the prior year. Sales for the third quarter year-to-date 1994 were up slightly over the same period in 1993 primarily due to strong U.S. volume. Excluding the impact of restructuring charges in 1993, earnings of this segment increased significantly in both the third quarter and third quarter year-to-date 1994. The benefits of this segment's 1993 restructuring program, a continued focus on cost controls, and improved domestic volume contributed to the earnings growth of this segment.

Taxes on Income
Corning's effective tax rate for both 1994 and 1993 was impacted by restructuring and other special charges in both years. Excluding these items, the effective tax rate was 35 percent and 37 percent for the third quarter and third quarter year-to-date 1994, respectively, and 31 percent and 33 percent for the same periods in 1993. The change in the effective tax rate was primarily due to an increase in non-deductible amortization of intangibles and other expenses.

Equity in Earnings
Excluding the impact of restructuring charges in 1993, equity company results for the third quarter and third quarter year-to-date 1994 increased 35 percent and 41 percent, respectively, when compared to the same periods in 1993. The increase in both periods was primarily due to improved operating results at Dow Corning and the elimination of losses from Vitro Corning, which was divested in late 1993. Improvements in Corning's other specialty materials equity companies also contributed to the increase in equity earnings.

                     Liquidity and Capital Resources

Corning's working capital increased from $451.4 million at the end of 1993 to $631.6 million at October 9, 1994. The ratio of current assets to current liabilities was 1.5 at the end of the third quarter 1994 compared to 1.4 at year-end 1993. Corning's long-term debt as a percentage of total capital was 32 percent at the end of the third quarter, compared to 45 percent at year-end 1993. The improvement in this ratio was due primarily to the MIPS offering completed in July 1994 (described in Note 7 of the Notes to Consolidated Financial Statements). Corning used the proceeds from the MIPS transaction to repay the remaining $400 million of debt incurred in the 1993 acquisition of Damon.

Cash and short-term investments increased by $93.9 million in the third quarter year-to-date 1994 compared to a decrease of $11.9 million in the third quarter year-to-date 1993. The $93.9 million increase was due to operating and financing activities which provided cash of $99.2 million and $366.8 million, respectively, offset by investing activities which used cash of $373.6 million. The $11.9 million decrease in the third quarter year-to-date 1993 was due to investing activities which used cash of $714.6 million offset by operating and financing activities which provided cash of $157.5 million and $542.9 million, respectively.

Net cash provided by operating activities decreased in the third quarter year-to-date compared to the same period in 1993 due primarily to an increase in working capital offset somewhat by higher earnings before depreciation and amortization. Net cash used in investing activities decreased significantly in the third quarter year-to-date 1994 compared to the same period of 1993 primarily due to a lower level of spending for acquisitions than in 1993, which included the acquisition of Damon for $405 million, and an increase in proceeds from asset dispositions in 1994. Net cash provided by financing activities decreased in the third quarter year-to-date compared to 1993 primarily due to a significantly reduced level of borrowings offset by the issuance of common stock in February 1994 to finance two acquisitions and the MIPS offering in July 1994.

          Provision for Restructuring and Other Special Charges

In the third quarter 1994, Corning recorded a charge of $82.3 million ($55.4 million after tax) which included $50.7 million of integration costs, $21.6 million of investment banking, legal, and accounting fees and other transaction expenses, and $10 million of other reserves primarily related to the Nichols, Maryland Medical and Bioran acquisitions.

The costs to integrate the Nichols, Maryland Medical and Bioran operations included the costs of shutting down laboratories in certain markets where duplicate MetPath and Nichols, Maryland Medical or Bioran facilities existed at the time of the acquisitions. Management believes that the integration of the Nichols, Maryland Medical and Bioran facilities should significantly reduce operating costs of the combined companies and will be substantially complete within a year. At October 9, 1994, no significant amounts had been charged against the reserve. The integration charge included severance related to approximately 2,000 employees who will be terminated in the next year. A summary of the integration costs included in the charge is as follows:

Employee termination costs              $23.8
Write-off of fixed assets                15.9
Costs of exiting leased facilities        4.9
Contractual obligations                   5.1
Other                                     1.0
    Total                               $50.7

Current                                 $49.0
Non-current                               1.7
    Total                               $50.7

In the third quarter 1993, Corning recorded a charge of $207.0 million ($120.5 million after tax of $79.1 million and minority interest of $7.4 million) which included $156 million of restructuring charges and $51 million of other special charges. The restructuring charges included costs to integrate the Damon acquisition and costs of a planned company-wide restructuring program to reduce assets and overhead costs during 1994. The other special charges primarily included a charge by MetPath of $36.5 million to reflect the settlement and related legal expenses associated with its compromise agreement with the Civil Division of the Department of Justice to settle claims brought on behalf of the Inspector General, U.S. Department of Health and Human Services, and $8 million of investment banking, legal and accounting fees and other transaction expenses related to the Costar acquisition.

The costs to integrate the Damon acquisition totaled $40.6 million and included the costs of shutting down MetPath facilities in certain markets where duplicate MetPath and Damon facilities existed at the time of the transaction. The costs incurred in the company-wide restructuring program totaled $115.4 million and included, among other items, severance and other employee termination benefits related to a company-wide program to reduce employment levels (and thus operating costs), facility and other costs to consolidate the North American packaging and worldwide Pyroceram manufacturing operations in the consumer products segment, and facility and other costs to restructure or close several environmental and pharmaceutical testing facilities.

The 1993 restructuring and integration charges included severance and other termination benefits related to approximately 1,600 employees. Employee reductions primarily included employees at various MetPath laboratory locations, salaried employees at Corning Consumer Products Company and salaried employees in various line, research and staff organizations throughout the company where business conditions required reduced staff levels. At October 9, 1994, approximately 1,300 employees across the company had been terminated or notified of their termination. A summary of the integration and restructuring reserves established in 1993 and charges through October 9, 1994 is as follows:

                                         Charges through   Balance at
                          Original ReserveOctober 9, 1994October 9, 1994
Employee termination costs      $74.2          $34.3          $39.9
Write-off of fixed assets        29.3           13.2           16.1
Costs of exiting leased space    15.1            6.3            8.8
Contractual obligations          11.0            5.5            5.5
Consulting fees                  11.8            9.2            2.6
Continuing employee costs         6.7            2.9            3.8
Other                             7.9            7.9            0.0
     Total                     $156.0          $79.3          $76.7

Current                                                       $59.9
Non-current                                                    16.8
     Total                                                    $76.7

The consulting fees are associated with the company-wide in-depth study aimed at re-engineering the organization and operating practices of the company. The company's re-engineering studies are expected to be complete in the first half of 1995. It is possible that these studies will result in additional employee terminations, asset write-offs and other cost reduction activities. It is currently not possible to estimate the costs or benefits of these terminations, write-offs or other activities.

<PAGE 14>
Corning management believes these costs will be financed with cash from operations and does not anticipate any significant impact on its liquidity as a result of the current or potential future restructuring plans.

                       Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

Breast Implant Litigation. Corning continues to be a defendant in two types of cases previously reported involving the silicone-gel breast implant products or materials formerly manufactured or supplied by Dow Corning or a Dow Corning subsidiary. These cases include (1) several purported federal securities class action lawsuits and shareholder derivative lawsuits filed against Corning by shareholders of Corning alleging, among other things, misrepresentations and omissions of material facts, breach of duty to shareholders and waste of corporate assets relative to the silicone-gel breast implant business conducted by holders and waste of corporate assets relative to the silicone-gel breast implant business conducted by Dow Corning and (2) multiple lawsuits filed in various courts against Corning and others (including Dow Corning) by persons claiming injury from the silicone-gel breast implant products or materials formerly manufactured by Dow Corning or a Dow Corning subsidiary. Several of such suits have been styled as class actions and others involve multiple plaintiffs.

As of November 6, 1994, Corning had been named in approximately 11,000 state and federal tort lawsuits. More than 4,000 tort lawsuits filed against Corning in federal courts were consolidated in the United States District Court, Northern District of Alabama, and in early December 1993, Corning was dismissed from these cases. This decision by the District Court is non-appealable and, although the District Court noted that it was "highly unlikely" that additional discovery would produce new evidence, the decision is subject to reconsideration if additional information is discovered or if there is a change in state law. The District Court has agreed to hear plaintiffs' motion of reconsideration and Corning is seeking to have the dismissal decision made final.
Certain state court tort cases against Corning have also been consolidated for the purposes of discovery and pretrial matters. During 1994, Corning has made several motions for summary judgment in state courts and judges have dismissed Corning from over 5,000 tort cases filed in California, Michigan, New Jersey, New York, Pennsylvania and Dallas and Harris Counties, Texas, some of which are on appeal. Corning's motions seeking dismissal remain pending in various other states.

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

Dow Corning has informed Corning that as of October 14, 1994, Dow Corning has been named in 45 purported breast implant product liability class action lawsuits and approximately 18,100 individual breast implant product liability lawsuits (which number includes all or substantially all of the 11,000 lawsuits referred to above) and that Dow Corning anticipates that it will be named as a defendant in additional breast implant lawsuits in the future. Dow Corning has also stated that it is vigorously defending this litigation.

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

In March 1994, Dow Corning, along with other defendants and representatives of breast implant litigation plaintiffs, signed a Breast Implant Litigation Settlement Agreement (the "Settlement Agreement").
The Settlement Agreement is subject to court approval and to withdrawal by Dow Corning and other defendants and plaintiffs. Under the Settlement Agreement and related agreements, industry participants (the "Funding Participants") would contribute approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds.
The Settlement Agreement, if implemented, would provide for a claims based structured resolution of claims arising out of silicone breast implants, define the circumstances under which payments from the funds would be made and include a number of other provisions related to claims and administration. Dow Corning did not exercise its right to "opt out" of the Settlement Agreement as a result of initial "opt outs" by plaintiffs during the period ended July 1, 1994. The Court has offered initial "opt out" plaintiffs an opportunity to rejoin the settlement by December 1, 1994.

The Court is currently in the process of evaluating claims for compensation submitted by plaintiffs and determining whether the disease compensation settlement fund to be established under the Settlement Agreement will be sufficient to pay validated claims. If any insufficiency cannot be resolved, claimants may have an additional opportunity to "opt out" of the Settlement Agreement. In this event, if Dow Corning considered that the number of such "opt out" plaintiffs with claims against it was excessive, Dow Corning would have the right to withdraw from participation in the settlement. Corning is not a party to the Settlement Agreement and will not make any contribution to the settlement contemplated thereby.

In April 1994, the U.S. District Court for the Northern District of Alabama preliminarily approved the Settlement Agreement and temporarily stayed and suspended federal and state class action certification or notice proceedings relative to federal or state class action lawsuits filed by plaintiffs included in the settlement class.

On September 1, 1994, the Court granted final approval to the Settlement Agreement, determining that it was fair, reasonable and adequate. In large part, the settlement covers claims of breast implant recipients which could be litigated in the courts of U.S. federal and state jurisdictions. The settlement does not cover claims of breast implant recipients who the Court has specifically excluded from the settlement (unless these potential claimants affirmatively join the settlement) or who have chosen not to participate in the settlement. The settlement also does not cover the claims of breast implant recipients which could be litigated in jurisdictions outside the U.S. (unless payments received by those potential claimants from the settlement fund, and related releases, serve to preclude them from bringing legal actions in these other jurisdictions). The Court's final approval of the Settlement Agreement has been appealed to the U.S. Court of Appeals for the Eleventh Circuit primarily by certain providers of health care indemnity payments or services by certain foreign claimants.

Dow Corning has previously recorded charges against earnings to reflect its best estimates of costs as a result of its involvement in the breast implant litigation and Corning has recorded its share of such charges based upon its ownership interest in Dow Corning. As the Settlement Agreement process continues, additional circumstances may develop at Dow Corning which could cause Dow Corning to revise its current estimate of the costs of resolving the breast implant litigation and claims not covered by the settlement. Dow Corning is currently evaluating the claims of the initial "opt out" plaintiffs and the claims of plaintiffs excluded from the Settlement Agreement. As a result of this review, Dow Corning may decide to record additional charges against its earnings in the future. Corning would record its share of any such additional charges.

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

Other Dow Corning Matters. Dow Corning received a request dated July 9, 1993 from the Boston Regional Office of the Commission for certain documents and information related to silicone breast implants. The request stated that the Boston Regional Office was conducting an informal investigation which "concerns Dow Corning, its subsidiary Dow Corning Wright and parent corporations, Dow Chemical Co. and Corning Inc." Dow Corning has informed Corning that Dow Corning has responded to this request enclosing the documents and information requested along with related information and will continue to cooperate with the Boston Regional Office.

During the first quarter of 1993, Dow Corning received two federal grand jury subpoenas initiated by the United States Department of Justice ("DOJ") seeking documents and information related to silicone breast implants. Dow Corning has informed Corning that it has delivered the documents and information requested and will continue to cooperate with the DOJ as this grand jury investigation proceeds.

Department of Justice Investigations. In September 1993, MetPath and MetWest Inc. ("MetWest"), a wholly owned subsidiary of Unilab, in which Corning had at the time an interest of approximately 43%, entered into a Settlement Agreement (the "MetPath Settlement Agreement") with the DOJ and the Inspector General of the Department of Health and Human Services (the "Inspector General"). Pursuant to the MetPath Settlement Agreement, MetPath and MetWest paid to the United States a total of $39.8 million in settlement of civil claims by the DOJ and the Inspector General that MetPath and MetWest had wrongfully induced physicians to order certain laboratory tests without realizing that such tests would be billed to Medicare at rates higher than those the physicians believed were applicable.

Several state and private insurers have made claims based on the practices covered by the MetPath Settlement Agreement. Several have settled but it is not clear at this time what, if any, additional exposure Corning may have to these entities and to other persons who may assert claims on the basis of these or other practices.

During August 1993, MetPath, MetWest and Damon (which was acquired by Corning in that month) together with other participants in the industry received subpoenas from the Inspector General seeking information regarding their practices with respect to 14 enumerated tests offered in conjunction with automatic chemical test panels. Of these 14 tests, 5 were covered by the MetPath Settlement Agreement and consequently MetPath and MetWest are not being required to provide further information with regard to them. MetPath, MetWest and Damon have completed this process of complying with these subpoenas. Corning understands that the DOJ is now examining the methodology employed by Damon and by Nichols Institute (which Corning acquired in August 1994) to comply with the subpoenas and also is examining the materials submitted by Damon in response to its subpoena. MetPath also received in May 1994 two subpoenas from the Inspector General concerning, in one case, an investigation into billings for tests not performed or reported for which MetPath had voluntarily made corrective payments in 1993 and, in the other, an investigation into whether separate billings for tests which should have been grouped together had occurred. In addition, a federal grand jury in New Jersey is investigating the billings for tests not performed or reported. The results of these investigations cannot currently be predicted but the possibility that they may result in additional claims by the DOJ or the Inspector General or additional claims or settlements with parties other than the DOJ and the Inspector General cannot be excluded.

Other Legal Proceedings. During September 1993, two individuals filed in the Supreme Court of the State of New York (one in New York County and one in Suffolk County) separate purported derivative actions against Corning, as nominal defendant, and Corning's Directors and certain of its officers seeking on behalf of Corning compensatory and punitive damages in unspecified amounts (and plaintiffs' costs and disbursements including attorneys' and experts' fees) by reason of the alleged responsibility of the actual defendants for the conduct which gave rise to the settlement in the MetPath litigation described above and their alleged failure to cause Corning to make timely disclosure thereof. Such actions have been consolidated into a single action before the Supreme Court of the State of New York in New York County.

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

Two nearly identical class actions filed (one in the Court of Chancery for the State of Delaware and the other in the United States District Court for the Southern District of New York) against Damon and certain of its officers and directors remain outstanding. These suits allege damages arising from Damon's failure to mention in the press release that announced the initial merger agreement it had reached with a company other than Corning that an unnamed bidder (Corning) had also expressed interest in acquiring Damon. The class of plaintiffs are those who sold their stock at the price offered by the other company, rather than the higher amount later offered and paid by Corning.

Corning's management does not believe that the purported class action lawsuits or the purported shareholder derivative lawsuits described above will have a material adverse effect on Corning's financial condition or the results of its operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See the Exhibit Index which is located on page 20.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated June 28, 1994, was filed in connection with the Registrant's medium-term notes facility. The Registrant's second quarter press release of June 28, 1994, was filed as an exhibit to this Form 8-K.

          A report on Form 8-K dated July 26, 1994, was filed in connection with the public offering by Corning Incorporated of $100 million principal amount of 7.625 percent Debentures due August 1, 2024. The report included Corning's Unaudited Pro Forma Combined Financial Information as of and for the twenty-four weeks ended June 19, 1994.

          A report on Form 8-K dated August 3, 1994, was filed in connection with the public offering by Corning Incorporated of $100 million principal amount of 7.625 percent Debentures due August 1, 2024. Certain agreements relating to such offering were filed as exhibits to this Form 8-K.

          A report on Form 8-K dated August 31, 1994, was filed to update Corning's Unaudited Pro Forma Combined Financial Information as of and for the twenty-four weeks ended June 19, 1994, for Nichols' second quarter 1994 results and for the final number of shares issued in the Nichols transaction.

          A report on Form 8-K dated September 29, 1994, was filed to update Corning's Unaudited Pro Forma Combined Financial Information as of and for the twenty-four weeks ended June 19, 1994, for the recently announced definitive agreement to acquire Bioran Medical Laboratory and the recently announced definitive agreement by Siecor Corporation to acquire certain assets relating to the hardware and equipment components business of Northern Telecom Limited.

Other items under Part II are not applicable.

                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CORNING INCORPORATED
                                            (Registrant)





 November 14, 1994                       JAMES R. HOUGHTON
        Date                               J. R. Houghton
                                Chairman and Chief Executive Officer





 November 14, 1994                        VAN C. CAMPBELL
        Date                               V. C. Campbell
                           Vice Chairman and Principal Financial Officer





 November 14, 1994                       LARRY AIELLO, JR.
        Date                               L. Aiello, Jr.
                                   Vice President and Controller

                          CORNING INCORPORATED

                              EXHIBIT INDEX

                 This exhibit is numbered in accordance
           with Exhibit Table I of item 601 of Regulation S-K


                                                       Page number
                                                       in manually
      Exhibit #        Description                   signed original

          12        Computation of ratio of earnings to     21
                    fixed charges