Form 10-K
period 1995-01-01
CORNING INC /NY
filed 1995-03-20
CIK 24741

Securities and
Exchange Commission
Washington, D.C.  20549

Form 10-K


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year ended January 1, 1995
Commission file number 1-3247


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

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of February 1, 1995, shares held by non-affiliates of Corning
Incorporated had an aggregate market value of $6,311,406,079.
As of February 1, 1995, 228,348,662 shares of Corning's common stock were outstanding.

Documents incorporated by reference in this annual report:

Part III. Proxy Statement of the Registrant dated March 8, 1995 relating to the annual meeting of stockholders on April 27, 1995.

Part IV. By-Laws of Corning Incorporated as amended to and effective as of December 31, 1994.

                                  PART I

ITEM 1.  BUSINESS

GENERAL

Corning traces its origins to a glass business established by the Houghton family in 1851. The present corporation was incorporated in the State of New York in December 1936, and its name was changed from Corning Glass Works to Corning Incorporated on April 28, 1989.

Corning is an international corporation competing in four broadly-based business segments: Specialty Materials, Communications, Laboratory Services and Consumer Products. Corning is engaged principally in the manufacture and sale of products made from specialty glasses and related inorganic materials having special properties of chemical stability, electrical resistance, heat resistance, light transmission and mechanical strength. Corning and its subsidiaries annually produce some 60,000 different products at 41 plants in eight countries. In addition, Corning, through subsidiaries and affiliates, engages in laboratory services businesses, including clinical-laboratory testing, clinical research, and pharmaceutical-development services, at more than 50 facilities in ten countries.

A description of Corning and each of its segments is discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 7 through 16 and Note 3 (Information by Industry Segment) of the Notes to Consolidated Financial Statements appearing on pages 31 and 32.

COMPETITION

Corning competes across all of its product lines with many large and varied manufacturers and laboratory service providers, both domestic and foreign.

Within the Specialty Materials segment, Corning's principal products face competition from a variety of material manufacturers, some of which manufacture similar products made from materials other than glass and ceramics. Among other things, innovation, product quality, performance, and service are key competitive elements.

Competition within the Communications segment's primary products is intense among several significant companies. Corning represents an important market presence in the segment's principal product lines. Price and new product innovations are significant competitive factors.

The Laboratory Services segment's clinical-laboratory business has several major national competitors and numerous regional and local competitors, including hospital laboratories. Pharmaceutical services has several substantial international competitors in certain of its businesses, as well as numerous smaller competitors around the world. Price and quality of service are significant competitive factors. In addition, government regulatory policy affects competition in both the clinical-laboratory and pharmaceutical services businesses.

Competition is also intense in the Consumer Products business. Corning competes in a broad range of products and markets with equally diverse competitors. Primary competitive influences include price, function, design, customer service, and the overall retail economies in which Corning's products compete. In certain consumer product lines, Corning has a sizeable market presence.

Given Corning's position as a leader in many of its markets, the competition requires that Corning maintain its market position through technology and product innovation. For the future, Corning's competitive advantage lies in its commitment to research and development, its financial resources, and its commitment to quality.

RAW MATERIALS

Corning's production of specialty glasses and related materials requires significant quantities of energy and batch materials.

Although energy shortages have not been a problem recently, Corning has achieved flexibility through important engineering changes to take advantage of the lowest-cost energy source in most significant processes. Specifically, the Company's principal manufacturing processes can now be operated with natural gas, propane, oil or electricity - or a combination of these energy sources.

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

Most of Corning's products are marketed under the following trademarks:
Corning, Corning Ware, Celcor, Corelle, Corguide, Pyrex, Visions and Vycor. Subsidiaries of Corning frequently use their own trademarks, such as Revere Ware, MetPath, and Costar.

PROTECTION OF THE ENVIRONMENT

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control were approximately $6.6 million in 1994 and are estimated to be $10.8 million in 1995.

Corning's 1994 operating results were charged with approximately $27 million for depreciation, maintenance, waste disposal, and other operating expenses associated with pollution control. The level of these costs is not expected to change substantially in 1995. Corning believes that its compliance program will not place it at a competitive disadvantage.

OTHER

Additional information in response to Item I is found in Note 16
(International Activities) of the Notes to Consolidated Financial
Statements appearing on page 49 and Five Years in Review - Historical Comparison appearing on pages 51 and 52.

Except as otherwise indicated by the context, the terms "Corning" or "Company" as used herein, mean Corning Incorporated and its consolidated subsidiaries.


ITEM 2.  PROPERTIES

Corning operates a total of 41 manufacturing plants and processing facilities, 33 of which are located in the United States. Corning also engages in laboratory services businesses, including clinical-laboratory testing, clinical research, and pharmaceutical-development services, at 59 facilities, 46 of which are domestic. Corning owns substantially all of its executive and corporate buildings, which are located in Corning, New York. Corning also owns substantially all of its manufacturing and research and development facilities and more than half of its sales and administrative facilities. Corning leases a majority of its clinical-laboratory testing facilities.

During the last five years, Corning has invested $1.8 billion in property, construction, expansion, and modernization. Of the $386.9 million spent in 1994, $57.5 million was spent on facilities outside the United States.

Manufacturing, laboratory services, and research and development facilities at consolidated locations have an aggregate floor space of approximately 18 million square feet. Distribution of this total area is:

(million square feet)                  Total     Domestic  Foreign

Manufacturing and laboratory services   16.0        12.7      3.3
Research and development                 1.6         1.4      0.2
                                       -----       -----     ----
                                        17.6        14.1      3.5
                                       =====       =====     ====

Many facilities manufacture products included in more than one industry segment. Total assets and capital expenditures by industry segment are included in Note 3 (Information by Industry Segment) of the Notes to Consolidated Financial Statements appearing on pages 31 and 32. Information concerning lease commitments is included in Note 15 (Commitments and Guarantees) of the Notes to Consolidated Financial Statements appearing on page 48.

In the opinion of management, Corning's facilities are suitable and adequate for production and distribution of the Company's products. At January 1, 1995 Corning did not own any significant amounts of surplus or idle property.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the annual consolidated financial statements.

ENVIRONMENTAL LITIGATION. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 22 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $30 million for its estimated liability for environmental cleanup and litigation at January 1, 1995. This liability has not been reduced by any potential insurance recoveries.

BREAST-IMPLANT LITIGATION. Corning continues to be a defendant in two types of cases previously reported involving the silicone-gel breast-implant products or materials formerly manufactured or supplied by Dow Corning or a Dow Corning subsidiary. These cases include (1) several purported federal securities class action lawsuits and shareholder derivative lawsuits filed against Corning by shareholders of Corning alleging, among other things, misrepresentations and omissions of material facts, breach of duty to shareholders and waste of corporate assets relative to the silicone-gel breast implant business conducted by Dow Corning and (2) multiple lawsuits filed in various federal and state courts against Corning and others (including Dow Corning) by persons claiming injury from the silicone-gel breast implant products or materials formerly manufactured by Dow Corning or a Dow Corning subsidiary. Several of such suits have been styled as class actions and others involve multiple plaintiffs.

As of February 20, 1995, Corning has been named in approximately 11,200 state and federal tort lawsuits. All of the more than 4,000 tort lawsuits filed against Corning in federal courts were consolidated in the United States District Court, Northern District of Alabama, and in early December 1993, Corning was dismissed from these cases. This decision by the District Court is non-appealable until it becomes final and, although the District Court noted that it was "highly unlikely" that additional discovery would produce new evidence, the decision is subject to reconsideration if additional information is discovered or if there is a change in state law. On January 12, 1995, the District Court heard plaintiffs' motion for reconsideration and Corning's motion to have the dismissal decision made final. The District Court stated it was inclined to grant Corning's finality motion, but has not yet issued its written order. Certain state court tort cases against Corning have also been consolidated for the purposes of discovery and pretrial matters. During 1994 and 1995, Corning has made several motions for summary judgment in state courts and judges have dismissed Corning from all of the over 6,000 tort cases filed in California, Michigan, New Jersey, New York, Pennsylvania, Dallas and Harris Counties, Texas, and Mississippi, some of which are on appeal. Corning's motions seeking dismissal remain pending in various other states.

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

Dow Corning has informed Corning that as of December 31, 1994, Dow Corning has been named in 45 purported breast-implant product liability class action lawsuits and approximately 19,000 breast-implant product liability lawsuits (which number includes all or substantially all of the 11,200 lawsuits referred to above) and that Dow Corning anticipates that it will be named as a defendant in additional breast-implant lawsuits in the future. Dow Corning has also stated that it is vigorously defending this litigation. Verdicts in breast-implant litigation against Dow Corning and other defendants which have gone to judgment have varied widely, ranging from dismissal to the award of significant compensatory and punitive damages.

Dow Corning has also informed Corning that Dow Corning believes that a substantial portion of the indemnity and defense costs related to the breast-implant litigation brought and to be brought against it is and will be covered by product liability insurance available to it but that the insurance companies issuing the policies in question have reserved the right to deny coverage under various theories and in many cases have refused to pay defense and indemnity costs which have been incurred by Dow Corning. In this regard, on June 30, 1993, Dow Corning instituted litigation in California against certain insurance companies which had issued product liability insurance policies to it from 1962 through 1985 seeking declaratory judgments that the insurance company defendants are liable to indemnify Dow Corning for such liabilities and costs and, in the case of certain insurance company defendants, damages including punitive damages. In September 1993, several of Dow Corning's insurers filed a complaint against Dow Corning and other insurers for declaratory relief in Michigan and moved for the action brought by Dow Corning in California to be dismissed in favor of the Michigan litigation. In October 1993, this motion was granted. In March 1994, the Michigan court ruled that certain of Dow Corning's primary insurers had a duty to defend Dow Corning with respect to certain breast-implant product liability lawsuits. These insurers were directed to reimburse Dow Corning for certain defense costs previously incurred. In November 1994, the Court ruled in favor of Dow Corning on allocation of defense costs. Dow Corning has informed Corning that, notwithstanding this litigation, it is continuing negotiations with such insurance companies to obtain an agreement on a formula for the allocation among these insurers of payments of defense and indemnity expenses related to breast-implant product liability lawsuits and claims.

In March 1994, Dow Corning, along with other defendants and representatives of breast-implant litigation plaintiffs, signed a Breast-Implant Litigation Settlement Agreement (the "Settlement Agreement"). Under the Settlement Agreement and related agreements, industry participants (the "Funding Participants") would contribute approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. The Settlement Agreement, if implemented, would provide for a claims based structured resolution of claims arising out of silicone breast implants, define the circumstances under which payments from the funds would be made and include a number of other provisions related to claims and administration. The Settlement Agreement defines periods during which breast-implant plaintiffs may elect not to settle their claims by way of the Settlement Agreement and to continue their individual breast-implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). In certain circumstances, if Dow Corning considers the number of Opt Out Plaintiffs to be excessive, Dow Corning is entitled to withdraw from participation in the Settlement Agreement. Dow Corning did not exercise its right to "opt out" of the Settlement Agreement as a result of initial "opt outs" by plaintiffs during the period ended July 1, 1994. The Court has offered initial Opt Out Plaintiffs an opportunity to rejoin the settlement by March 1, 1995.

The Court is currently in the process of evaluating claims for compensation submitted by plaintiffs and determining whether the disease compensation settlement fund to be established under the Settlement Agreement will be sufficient to pay validated claims. If any insufficiency cannot be resolved, claimants may have an additional opportunity to "opt out" of the Settlement Agreement. In this event, if Dow Corning considered that the number of such Opt Out Plaintiffs with claims against it was excessive, Dow Corning would have the right to withdraw from participation in the Settlement Agreement. Corning is not a party to the Settlement Agreement and will not make any contribution to the settlement contemplated thereby.

In April 1994, the U.S. District Court for the Northern District of Alabama preliminarily approved the Settlement Agreement and temporarily stayed and suspended federal and state class action certification or notice proceedings relative to federal or state class action lawsuits filed by plaintiffs included in the settlement class.

On September 1, 1994, the Court granted final approval to the Settlement Agreement, determining that it was fair, reasonable and adequate. In large part, the settlement covers claims of breast-implant recipients which could be litigated in the courts of U.S. federal and state jurisdictions. The settlement does not cover claims of breast-implant recipients who the Court has specifically excluded from the settlement (unless these potential claimants affirmatively join the settlement) or who have chosen not to participate in the settlement. The settlement also does not cover the claims of breast-implant recipients which could be litigated in jurisdictions outside the U.S. (unless payments received by those potential claimants from the settlement fund, and related releases, serve to preclude them from bringing legal actions in these other jurisdictions). The Court's final approval of the Settlement Agreement has been appealed to the U.S. Court of Appeals for the Eleventh Circuit primarily by certain providers of health care indemnity payments or services and by certain foreign claimants.

Dow Corning has previously recorded charges against earnings to reflect its best estimate of costs as a result of its involvement in the breast-implant litigation and Corning has recorded its share of such charges based upon its ownership interest in Dow Corning. As the Settlement Agreement process continues, additional developments, including the disposition of appeals from the District Court for the Northern District of Alabama's approval of the Settlement Agreement, additional "opt outs" from the Settlement Agreement if the current disease compensation fund contemplated thereby is determined to be insufficient to pay validated claims and any such insufficiency cannot be resolved, changes in estimates of the ultimate cost of resolving claims not covered by the Settlement Agreement and changes in estimates of the amount and timing of insurance recoveries, may occur which could cause Dow Corning to adjust its estimate of costs of resolving its exposure to breast-implant litigation.

Corning does not believe that its share of any additional accounting charge taken by Dow Corning resulting from the breast-implant litigation will have a material adverse impact upon Corning's overall financial condition. However, it is possible that Corning's share of any such charge taken by Dow Corning will have a material adverse effect upon Corning's earnings in the quarter in which any such charge is recognized by Dow Corning. The amount of any such charge would be written off against Corning's investment in Dow Corning.

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

During August 1993, MetPath, MetWest and Damon (which was acquired by Corning earlier that month) together with other participants in the industry received subpoenas from the Inspector General seeking information regarding their practices with respect to 14 enumerated tests offered in conjunction with automatic chemical test panels. Of these 14 tests, 5 were covered by the MetPath Settlement Agreement and consequently MetPath and MetWest are not being required to provide further information with regard to them. MetPath, MetWest and Damon have submitted information pursuant to these subpoenas. Corning understands that the DOJ is now examining the methodology employed by Damon Corporation and by Nichols Institute (which Corning acquired in August 1994) to comply with these subpoenas. Damon has been advised by the U.S. Attorney's office in Boston, to which its investigation has been referred, that Damon will be required to submit additional information in response to the August 1993 subpoena served on it. Damon was also served with two additional subpoenas in November 1994 and January 1995. The November subpoena supplements the August 1993 subpoena and requires submission of supplemental information. The January subpoena inquires as to the addition of the 14 enumerated tests to organ function profiles rather than automated multichannel chemistry profiles as in the earlier subpoenas. Damon is responding to each of the foregoing subpoenas. MetPath also received in May 1994 two subpoenas from the Inspector General concerning, in one case, an investigation into billings for tests not performed or reported for which MetPath had voluntarily made corrective payments in 1993 and, in the other, an investigation into whether separate billings for tests which should have been grouped together had occurred. In addition a federal grand jury in New Jersey is investigating MetPath's billings for tests not performed or reported. The results of these investigations cannot currently be predicted but the U.S. Attorney's office in Baltimore which is conducting the civil investigation has made a settlement proposal which is currently being evaluated by Corning. Additional claims or settlements with parties other than the DOJ and the Inspector General cannot be excluded.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

This information is included in Quarterly Operating Results and Related Market Data, Five Years in Review - Historical Comparison, and Investor Information, appearing on pages 50 through 53.


ITEM 6.  SELECTED FINANCIAL DATA

This information is included in Five Years in Review - Historical
Comparison appearing on pages 51 and 52.


ITEM 7. MANAGEMENT'S DISCUSSION ADN ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated sales in 1994 advanced 19% over 1993 levels to $4.8 billion. Growth from acquisitions accounted for approximately half of the increase with the remaining growth led by the Communications segment and the environmental-products business. Consolidated sales in 1993 increased 8% from 1992 also as a result of acquisitions and strong performances from the Laboratory Services and Communications segments.

Net income totaled $281.3 million or $1.32 per share in 1994 compared with a net loss of $15.2 million or $0.09 per share in 1993 and a net loss of $12.6 million or $0.08 per share in 1992. Earnings in the past three years have been significantly impacted by special charges. Excluding the impact of these charges, net income and earnings per share increased 31% and 19%, respectively, in 1994 following a slight decline in 1993. Additional information on restructuring and other special charges and accounting changes begins on page 14.

Earnings from consolidated operations, excluding special charges, increased 29% in 1994 when compared with 1993. The increase was principally due to strong volume gains in the Communications and Specialty Materials segments. Earnings of the Laboratory Services segment increased principally due to acquisitions. The Consumer Products segment achieved significant earnings improvements. Equity earnings in 1994, excluding special charges, were up 35% over 1993 primarily as a result of improved operating performance at Dow Corning Corporation and the elimination of losses from Vitro Corning, S.A. de C.V., which was divested in late 1993.

In 1993, earnings from consolidated operations, excluding special charges, declined 4% when compared with 1992 due primarily to weak performance in the Consumer Products segment and the cyclical businesses of the Specialty Materials segment, especially in Europe. In addition, lower prices reduced the rate of growth in both the clinical-laboratory testing business and the optical-fiber and optical-cable businesses. Equity earnings in 1993, excluding special charges, were up 14% over 1992 primarily as a result of improved performance at Samsung-Corning Company, Ltd. and Dow Corning.

INDUSTRY SEGMENTS

Corning's products and services are grouped into four industry segments:
Specialty Materials, Communications, Laboratory Services and Consumer Products. The sales and earnings of equity affiliates are discussed in terms of these same four industry segments. Additional information on the acquisitions and divestitures discussed in the segment analysis is in Note 2 of the Notes to Consolidated Financial Statements.

SPECIALTY MATERIALS
(In millions)

                               1994      1993      1992

Consolidated sales           $846.0    $758.7    $750.1

Income before taxes           164.3      73.6(1)   93.8


(1)Includes $26.5 million of restructuring charges.

Consolidated operations: Consolidated sales of this segment increased significantly in 1994 over 1993 primarily resulting from increased sales in the environmental-products and the science-products businesses. Earnings increased substantially in all businesses in this segment as a result of increased volumes, ongoing cost-reduction efforts, and strategic acquisitions and divestitures. Sales in 1993 increased modestly over 1992 due primarily to the acquisition of Costar Corporation. Excluding the impact of restructuring and other special charges, earnings in 1993 increased modestly over 1992.

Segment performance in 1994 was led by the environmental-products business. Sales and earnings of this business were up substantially over 1993 due to strong sales volume in North America and strong manufacturing performance. Improvements in the U.S. auto industry and the continued worldwide focus on the environment have driven the increase in sales of this business. Sales in 1993 were up slightly over 1992 due primarily to strong sales in North America offset by declines in the European markets. Earnings in 1993 were down when compared with 1992 due to the weak European economies.

Sales and earnings of the science-products businesses were up significantly in the past two years, reflecting improved manufacturing efficiencies, continued strong demand for plastic science products, and the acquisition of Costar in 1993. During 1994, Corning combined its existing plastics science-products business with Costar. Corning Costar has successfully realized the synergies anticipated at the time of acquisition. In May 1994, Corning sold its Parkersburg, West Virginia, glass-tubing products plant which reduced its investment in the lower return glass science-products business.

Sales of Corning's other Specialty Materials businesses, consisting of optical products, lighting, and other advanced materials, declined in 1994 primarily as a result of the sale of Corning's process-systems business in late 1993. Earnings in 1994, however, were up substantially due to manufacturing efficiencies, cost-reduction efforts, and the elimination of losses from the process-systems business. Sales and earnings of these businesses declined in 1993 compared with 1992 due to weak worldwide economies, particularly in Europe.

Equity companies:
(In millions)
                                       1994      1993      1992

Net sales                            $2,556.2  $2,322.4  $2,230.6

Corning's share of net income (loss)      5.4    (139.2)     20.3(1)


(1)  Before equity in changes in accounting methods.


Corning is an investor in and receives income from a number of equity companies in the Specialty Materials segment, including Dow Corning Corporation, Pittsburgh Corning Corporation and Pittsburgh Corning Europe, N.V. Dow Corning's sales increased in each of the last three years. Corning's equity in earnings of Dow Corning was reduced by $75.9 million, $203.1 million and $24.5 million in 1994, 1993 and 1992, respectively, as a result of charges taken by Dow Corning related to its terminated breast-implant business and by restructuring charges totaling $13.2 million in 1992. Excluding special charges, earnings increased in 1994 and 1993 due to cost reductions and improved operating performance at Dow Corning.

In March 1994, Dow Corning, along with other defendants and representatives of breast-implant litigation plaintiffs, signed a Breast-Implant Litigation Settlement Agreement (the Settlement Agreement). Under the Settlement Agreement and related agreements, industry participants would contribute $4.2 billion over a period of more than 30 years to establish several special purpose funds. In September 1994, Dow Corning's Board of Directors approved Dow Corning's continued participation in the global settlement. Also in September, the U.S. District Court granted final approval to the settlement, assessing it as fair, reasonable, and adequate (a ruling which has subsequently been appealed by various parties) and afforded plaintiffs who originally opted out of the settlement the opportunity to rejoin the settlement in specified periods which end March 1, 1995. Corning is not a party to the Settlement Agreement and will not make any contributions to the settlement contemplated thereby.

Dow Corning recorded an accounting charge of $415 million after tax in the fourth quarter of 1993. As disclosed in Dow Corning's financial statements, this charge included the net present value of Dow Corning's best estimate of its potential liability for breast-implant litigation based on the status of settlement negotiations at that time, and also included provisions for legal, administrative, and research costs related to breast implants, for a total of $1.24 billion, less expected insurance recoveries of $600 million and taxes of $225 million.

Dow Corning also recorded an accounting charge of $151.8 million after tax in the fourth quarter of 1994. As disclosed in Dow Corning's financial statements, this charge included Dow Corning's best estimate of additional costs to resolve breast-implant litigation and claims outside of the Settlement Agreement, and also included provisions for legal, administrative and research costs related to breast implants, for a total of $647 million, less expected insurance recoveries of $406 million and taxes of $89.2 million.

Future developments, including, among other things, the ultimate number and extent of claims not covered by the Settlement Agreement, the ultimate cost of resolving those claims, the amount and timing of insurance recoveries and the allocation of insurance payments among Dow Corning's insurance carriers, may require Dow Corning to adjust these estimates.

Corning does not believe that its share of any additional accounting charge taken by Dow Corning resulting from the breast-implant litigation will have a material adverse impact upon Corning's overall financial condition. However, it is possible that Corning's share of any such charge taken by Dow Corning will have a material adverse effect upon Corning's earnings in the quarter in which any such charge is recognized by Dow Corning. The amount of any such charge would be written off against Corning's investment in Dow Corning which totaled $341.8 million at January 1, 1995.

Outlook: The positive sales and earnings trends experienced in this segment in 1994 are expected to continue in the next year but at a slower rate of growth. Sales growth is expected to come primarily from the continued strength of the plastics science-products business and from the environmental-products business as new and pending environmental regulations become effective worldwide. Consolidated earnings are expected to keep pace with sales. Dow Corning's sales and operating earnings are expected to increase in 1995.

COMMUNICATIONS
(In millions)

                             1994       1993        1992

Consolidated sales         $1,458.3   $1,192.0    $1,036.6

Income before taxes           345.8      243.3(1)    230.1



(1)Includes $10.7 million of restructuring charges.


Consolidated operations: Consolidated sales and earnings in this segment increased in 1994 primarily due to the continued growth in worldwide demand for optical fiber and optical cable. The conventional-video components and projection-video businesses also experienced significant sales and earnings increases. Approximately one-third of the 1994 sales growth was due to recent acquisitions. Sales in 1993 increased over 1992 due to increased demand for optical fiber and optical cable, conventional-video components, and advanced display products. Excluding restructuring charges, earnings were up in 1993 due to volume growth and improved manufacturing performance in the advanced-display products and the conventional-video components businesses and a modest increase in the optical-fiber and -cable businesses.

Sales of Corning's optical-fiber and optical-cable businesses increased significantly over the past three years. Market growth continued to be led by the increased use of fiber-optic cable in cable-television systems. Earnings in 1994 increased significantly over 1993 driven by the strength in sales volume. Earnings growth, however, continues to be impacted by lower prices. In February 1994, Corning and Siecor Corporation acquired the assets relating to the optical-fiber and optical-cable businesses of Northern Telecom Limited. Earnings in 1993 increased only slightly over 1992 due to aggressive pricing to secure long-term optical-cable supply contracts.

Sales and earnings of Corning's optical-hardware and equipment-components businesses have grown significantly in 1994 and 1993 due in part to acquisitions. In December 1994, Siecor acquired certain assets relating to the hardware and equipment-components businesses of Northern Telecom Limited. In 1993, Siecor acquired the telecommunications-products businesses of GTE Control Devices Incorporated which manufactures single- and multi-line network interface devices, solid state protection devices for central office and building entrance terminals, and optical hardware products. Earnings in Corning's optical-components business improved substantially in 1994 due to greater manufacturing efficiencies and restructuring efforts.

Sales in the conventional-video components and projection-video businesses increased significantly in both 1994 and 1993. Market demand for larger size video components was the primary reason for the strong sales increase in both years. Earnings of these businesses also increased in the last two years as a result of the higher volume and continued manufacturing efficiency improvements. During 1994, Corning began a major capacity expansion in its projection-video business and announced plans to form a partnership with Sony Electronics Inc. and Asahi Glass of America to expand capacity for conventional-video components in North America.

Sales in the advanced-display products business, which produces liquid-crystal display glass, increased in 1994 over the prior year, although the rate of growth was impacted by increased competition and the delay by some customers in bringing new capacity on line. Earnings in 1994 declined due to increased costs associated with the start-up of new melting capacity in Japan and increased development spending for next-generation substrate glass which has expanded capability over current product offerings in the market. Sales and earnings in 1993 increased significantly over 1992 driven by increased volume and manufacturing gains.

In 1994, Corning decided to delay the launch of its MemCor glass-ceramic memory disk product due to technical problems detected in the final stages of customer testing. The product was removed from production and returned to the developmental phase. Corning is continuing to invest significantly in the development of this business and still anticipates a successful product launch.

Equity companies:
(In millions)                  1994      1993      1992

Net sales                     $788.9    $680.2    $685.8

Corning's share of net income   38.1      35.4      37.4


Samsung-Corning Company, Ltd., a South Korean-based manufacturer, produces glass panels and funnels for entertainment television and display monitors. Samsung-Corning's sales increased in 1994; however, earnings were down due primarily to the impact of a major glass furnace repair and the cost of exiting the integrated circuit packaging business. During 1994, Samsung-Corning began a significant global expansion program by acquiring or building manufacturing and sales facilities in Germany and Malaysia. In addition, Corning and Samsung-Corning have agreed to begin production of liquid-crystal display glass in Korea. Sales and earnings increased in 1993 reflecting higher volumes and share gains due to the strengthening yen along with reduced financing costs.

Sales and earnings of Corning's optical-fiber equity companies in 1994 increased compared with 1993 due to strong European volumes offset somewhat by lower sales and earnings due to a weakened optical-fiber market in Australia in early 1994. Sales and earnings declined in 1993 due primarily to a decrease in volume and pricing pressures felt most heavily in Europe.

Outlook: Sales and earnings of this segment are expected to continue on a solid growth trend in 1995. Strong sales volumes in the optical-fiber and optical-cable businesses are expected to continue and the impact of lower prices is expected to moderate. Sales and earnings of the optical-hardware and equipment-components businesses are expected to increase significantly in 1995 due to internal growth and recent acquisitions. Sales in the conventional-video components and projection-video businesses are expected to continue their upward trend; however, earnings growth is expected to moderate due to capacity expansions. Sales and earnings of the advanced-display products business are expected to experience a solid growth trend. Equity earnings of Samsung-Corning are expected to decrease somewhat as a result of construction and start-up costs in Malaysia and Germany and higher financing costs associated with the recent business expansions.

LABORATORY SERVICES
(In millions)

                              1994        1993         1992

Consolidated sales         $1,687.1     $1,319.5     $1,149.8

Income before taxes           156.6(1)     125.3(2)     203.1



(1)  Includes $82.3 million of restructuring and other special charges.
(2)  Includes $95 million of restructuring and other special charges.

Consolidated operations: Corning operates the businesses of this segment through its wholly owned subsidiary Corning Life Sciences, Inc. (CLSI). Consolidated sales of CLSI achieved record levels in each of the last three years, primarily reflecting the impact of strategic acquisitions in the clinical-laboratory testing business and improved volume in each of CLSI's businesses. Earnings were significantly impacted by restructuring and other special charges in 1994 and 1993. Excluding these charges, earnings in 1994 and 1993 increased, but at a slower pace than in prior years as a result of significant pricing pressures and uncertainty in health care markets worldwide.

Through strategic acquisitions, Corning Clinical Laboratories, formerly MetPath, has continued to expand in major markets throughout the United States. CLSI acquired Maryland Medical Laboratories Inc. in June 1994 and Bioran Medical Laboratory in October 1994. In August 1994, CLSI acquired Nichols Institute, a provider of esoteric-testing services. Nichols' esoteric-testing business will operate as Corning Nichols Institute and maintain a focus on highly specialized testing. The remaining regional laboratory sites will be integrated into Corning Clinical Laboratories.

In 1993, CLSI acquired Damon Corporation in August, and in November completed a transaction with Unilab Corporation which resulted in the acquisition of Unilab's laboratories in Denver, Dallas, and Phoenix. In April 1994, CLSI sold the clinical-laboratory testing operations of Damon in California. As a result of these transactions, Corning Clinical Laboratories is strategically positioned with efficient low-cost operations throughout the United States.

Sales of Corning Clinical Laboratories increased in both 1994 and 1993 principally as a result of acquisitions. Although volume increased in the base business, price decreases, caused by growth in managed-care business and by reductions in Medicare reimbursement rates, offset this growth. Excluding the impact of restructuring and other special charges, earnings of Corning Clinical Laboratories in 1994 increased modestly due to the integration of recent acquisitions combined with significant cost-reduction efforts. Earnings in 1993 were up slightly due primarily to volume growth and the acquisition of Damon. Sales and earnings growth in 1994 and 1993 were negatively impacted by competitive pricing pressures and an increasingly higher mix of business from lower-priced managed-care clients.

In 1994, CLSI recorded a charge of $82.3 million which included $50.7 million of integration costs, $21.6 million of investment banking, legal and accounting fees and other transaction expenses, and $10 million of other reserves primarily related to the Nichols, Maryland Medical, and Bioran acquisitions. In 1993, CLSI recorded restructuring and other special charges totaling $95 million which included $40.6 million of reserves primarily for costs of closing certain Corning clinical-laboratory testing facilities as a result of the integration of Damon into existing clinical-laboratory testing operations, $11.4 million of other restructuring charges, and $43 million of other special charges.

The other special charges recorded in 1993 primarily included $36.5 million to reflect the settlement and related legal expenses associated with a compromise agreement with the Civil Division of the Department of Justice to settle claims brought on behalf of the Inspector General, U.S. Department of Health and Human Services. The claims related to the marketing, sale, pricing and billing of certain blood tests provided to Medicare patients. The settlement does not constitute an admission by Corning with respect to any issue arising from the civil action. As a result of continuing investigations of the laboratory testing industry, Corning's clinical-laboratory testing business, along with Damon, Nichols and other major clinical laboratories, have received subpoenas for additional information relating to certain other tests. In addition, many payors are reviewing their reimbursement practices for laboratory tests. The results of these investigations and reviews may result in additional settlement payments or reductions in reimbursements for certain tests. Corning believes that any settlement payments in excess of existing accruals will not be material to Corning's financial position or results of operations.

Sales of the pharmaceutical-services business have increased during the last three years, although at a lower rate in 1994. Earnings in 1994 were level with 1993 as a result of significant changes in the pharmaceutical industry which caused postponement of new contracts and pricing pressures. Earnings improved significantly in 1993 compared with 1992 primarily as a result of strong volume growth and cost-reduction actions.

In 1994, CLSI announced plans to enter into a majority-owned venture which will offer contract manufacturing of new biological products to pharmaceutical and biotechnology companies. The new company, which is expected to commence operations in late 1996, will be an extension of CLSI's existing pharmaceutical services business which provides development services to most of the major pharmaceutical companies and over 50 biotechnology companies.

In June 1994, Corning and International Technology Corporation established a jointly owned company named Quanterra Incorporated to which Corning transferred the net assets of its Enseco environmental-testing laboratory business and International Technology transferred the assets of its IT Analytical Services business. As a result of the transaction, Corning and International Technology each own 50% of the newly created company which provides environmental testing and related services. Since the date of the transaction, Quanterra has been accounted for using the equity method of accounting for investments.

Equity companies:
(In millions)
                                         1994      1993      1992

Net sales                                $64.4     $18.0    $228.4

Corning's share of net income (loss)       2.9      (0.5)     (8.5)


Equity earnings of this segment in 1994 primarily reflect the formation of Quanterra in June 1994. Equity earnings in 1992 primarily reflect Unilab which was divested in late 1993. In contemplation of this transaction, Corning accounted for Unilab using the cost method of accounting for investments in 1993.

Outlook: Sales of this segment are expected to increase substantially as a result of recent acquisitions and continued volume gains in all businesses. Earnings are also expected to increase as a result of volume growth and significant cost reductions in response to continuing price pressures in the health care industry.

CONSUMER PRODUCTS
(In millions)

                              1994      1993        1992

Consolidated sales           $779.1    $734.6      $772.2

Income (loss) before taxes     55.6     (35.4)(1)   (20.3)(2)


(1)Includes $46.5 million of restructuring charges.
(2)Includes $63.3 million of restructuring charges.

Consolidated operations: Consolidated sales in the Consumer Products segment increased in 1994 over 1993 due primarily to strong U.S. sales volume. Earnings of this segment, excluding restructuring charges, increased significantly in 1994 in comparison with 1993 due to increased volume, manufacturing efficiencies, and cost-reduction efforts. Consolidated sales declined in 1993 in comparison with 1992 due to the impact of a poor worldwide retail sales environment and the exit from the Brazilian market. Excluding restructuring charges, earnings in 1993 were down when compared with 1992 due to increased promotion costs, reduced manufacturing levels, lower sales volumes and reserves for certain inventory and product claims.

In November 1994, Corning sold its European consumer products business which had annual sales of approximately $130 million. In February 1994, Corning and Vitro S.A. of Mexico ended their cross ownership of Corning Vitro Corporation in the United States and Vitro Corning in Mexico. As a result of this transaction, Corning Vitro changed its name to Corning Consumer Products Company.

Sales of Corning Consumer Products in 1994 increased over 1993 in North America and Mexico due to improved volume in the U.S. and strength in the Visions Cookware product line in Mexico. All major brands had increased sales in 1994. U.S. volume was driven primarily by strength in mass market channels. Sales in Europe were down in comparison with 1993 due to softness in the European retail market and the impact of unfavorable exchange rates. Sales in the Asia Pacific market in 1994 remained level with 1993 due primarily to the impact of reduced promotional activity.

The decline in 1993 sales was due to a decline in North America and Europe sales offset by an increase in Asia Pacific. The 1993 performance of Corning Consumer Products' major brands was mixed.

Restructuring charges in 1993 totaling $46.5 million in this segment included costs of a reduction in the salaried workforce, the consolidation of Corning Ware cookware and Visions Cookware manufacturing, and the consolidation of North American packaging operations. In 1992, Corning recorded a charge of $63.3 million to restructure its Brazilian operations.

Equity companies:
(In millions)
                                         1994      1993      1992

Net sales                                $99.2    $285.2    $273.4

Corning's share of net income (loss)       2.3     (15.7)     (5.4)


Equity in earnings in 1994 improved over the prior year reflecting the elimination of losses by Vitro Corning, which was divested in late 1993. Equity in earnings of the segment in 1993 were negatively impacted by unfavorable dynamics in the Mexican economy offset somewhat by a favorable non-recurring tax adjustment. Corning also recorded a $9.5 million reduction in equity earnings resulting from a restructuring charge taken by Vitro Corning in 1993.

Outlook: Excluding the impact on sales of the European consumer products divestiture, sales and earnings of the segment are expected to continue to improve in 1995 due to the benefits of restructuring programs, a strengthened marketing strategy, and the introduction of new product lines.


OTHER REVENUES AND DEDUCTIONS

Non-operating gains and losses: In 1994, Corning completed several divestitures (described in Note 2 of the Notes to Consolidated Financial Statements) that resulted in gains which, net of losses from the exit of several product lines, were not material. In 1993, Corning recognized a non-operating gain of $4.2 million ($2.6 million after tax).

In 1992, Corning recognized net non-operating gains from consolidated operations totaling $7 million ($21.7 million after tax), including a gain of $10.1 million (before and after tax) from the sale of an additional equity interest in Corning Japan K.K. and a pre-tax loss of $7.3 million ($9 million after-tax gain) from the formation of the consumer housewares venture with Vitro.

These gains and losses have been included in Other, net on the Consolidated Statements of Income.

Provision for restructuring and other special charges: In the third quarter 1994, Corning recorded a charge of $82.3 million ($55.4 million after tax) which included $50.7 million of integration costs, $21.6 million of investment banking, legal, and accounting fees and other transaction expenses, and $10 million of other reserves primarily related to the Nichols, Maryland Medical and Bioran acquisitions. The costs to integrate the Nichols, Maryland Medical and Bioran operations included the costs of shutting down clinical laboratories in certain markets where duplicate Corning and Nichols, Maryland Medical or Bioran facilities existed at the time of the acquisitions. Management believes that the integration of the Nichols, Maryland Medical and Bioran facilities should significantly reduce operating costs of the combined companies and will be substantially complete within a year.

In the third quarter 1993, Corning recorded a charge of $207 million ($120.5 million after tax of $79.1 million and minority interest of $7.4 million) which included $156 million of restructuring charges and $51 million of other special charges. The restructuring charges included costs to integrate the Damon acquisition and costs of a planned company-wide restructuring program to reduce assets and overhead costs. The other special charges primarily included a charge of $36.5 million to reflect the settlement and related legal expenses associated with the compromise agreement with the Civil Division of the Department of Justice to settle claims brought on behalf of the Inspector General, U.S. Department of Health and Human Services, and $8 million of investment banking, legal and accounting fees and other transaction expenses related to the Costar acquisition.

The company is engaged in re-engineering studies which are expected to be complete in the first half of 1995. It is possible that these studies will result in additional employee terminations, asset write-offs and other cost-reduction activities in 1995. It is currently not possible to estimate the costs or benefits of these terminations, write-offs or other activities. Corning management believes the costs of both historical and potential future actions will be financed with cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring plan.

In the fourth quarter 1992, Corning recorded a provision of $63.3 million ($32.1 million after tax of $22.9 million and minority interest of $8.3 million) as a result of the restructuring of its Brazilian operations.

A detailed discussion of the restructuring and other special charges is in
Note 7 of the Notes to Consolidated Financial Statements.

Equity earnings: In 1994, Corning recognized a $75.9 million reduction in equity earnings as a result of an accounting charge taken by Dow Corning related to breast-implant litigation.

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

Accounting changes: In 1992, Corning recorded an after-tax charge of $294.8 million to reflect the cumulative effect of adoption of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," for all consolidated and equity companies and a gain of $8.2 million to reflect Corning's equity in the cumulative effect of adoption of Financial Accounting Standard No. 109, "Accounting for Income Taxes," by an equity company.


TAXES

Corning's effective tax rate varies between years due primarily to the impact of certain non-operating gains and losses and restructuring charges. The effective tax rate, excluding these items, was 36% in 1994, 31% in 1993, and 33% in 1992. The increase in the 1994 rate was primarily due to an increase in non-deductible amortization of intangibles and other expenses and lower foreign and other tax credits in 1994. The reduced 1993 rate was primarily due to tax benefits associated with the sale of the process-systems business and the revaluation of deferred tax assets discussed below.

Corning adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes," (FAS 109) at the beginning of 1993. The impact of adopting FAS 109 was not material. On August 10, 1993, the Revenue Reconciliation Act of 1993 (the Act) was signed into law. The Act increased the U.S. corporate statutory tax rate from 34% to 35% for years beginning after December 31, 1992, changed the deductibility of certain expenses and extended certain tax credits. The increase in the statutory tax rate resulted in a gain from the revaluation of Corning's net deferred tax assets in the third quarter 1993 which lowered the 1993 effective tax rate. Excluding this gain, the impact of the Act did not have a material impact on Corning's effective tax rate.

Note 6 of the Notes to Consolidated Financial Statements reconciles the effective tax rate to the statutory tax rate.


LIQUIDITY AND CAPITAL RESOURCES

Corning's working capital of $652.1 million at the end of 1994 increased from $451.4 million at the end of 1993. The ratio of current assets to current liabilities was 1.6 at the end of 1994 compared with 1.4 at the end of 1993. Corning's ratio of long-term debt to total capital decreased to 33% at the end of 1994 from 45% at the end of 1993. The improvement in the ratio of long-term debt to total capital was primarily due to the repayment of $400 million of Damon acquisition debt in 1994.

In February 1994, Corning issued 8 million shares of common stock in a single-block transaction. The net proceeds from this offering totaled $233 million and were used to finance the acquisition of the shares of capital stock of Corning Vitro Corporation held by Vitro and the acquisition of assets relating to Northern Telecom's optical-fiber and optical-cable businesses. In July 1994, Corning, through Corning Delaware L.P., completed a public offering of a new issue of 6% Convertible Monthly Income Preferred Securities (MIPS) guaranteed by Corning, and convertible into Corning common stock. The net proceeds from this offering totaled $364.4 million and were used to repay the remaining Damon acquisition debt. In August 1994, Corning issued $100 million of 30-year debentures and used the proceeds to repay borrowings assumed in connection with acquisitions in 1994.

In August 1993, Corning borrowed $600 million under agreements with two banks to finance the acquisition of Damon for $405 million in cash and the refinancing of $167 million of Damon's debt. In September 1993, Corning issued $200 million of longer-term debt securities in public offerings and used the proceeds of such offerings to repay a portion of the acquisition debt.

Corning's working capital position is reinforced by available bank credit lines of $1.2 billion ($600 million of which expire at the end of 1995) and the ability to issue up to $500 million of medium- and long-term debt under existing shelf-registration statements filed with the Securities and Exchange Commission. As a result, Corning's management believes the company has sufficient financial flexibility and ready access to funds to meet seasonal working capital requirements, capital expenditures, acquisitions and other longer-term growth opportunities.


CASH FLOWS

Cash flows from operating activities decreased in 1994 from 1993 due to higher earnings before depreciation, amortization, and special charges offset by an increase in net current operating assets and liabilities in 1994. Cash flows from operating activities increased in 1993 compared with 1992 primarily due to a significant reduction in net current operating assets and liabilities (excluding the impact of acquisitions) offset by the payment by Corning to the Department of Justice and the suspension of dividends from Dow Corning.

Cash used in investing activities in 1994 decreased from 1993 primarily due to lower capital spending and an increase in proceeds from asset dispositions in 1994. Cash used for business acquisitions declined slightly from 1993 levels. Cash used in investing activities increased significantly in 1993 over 1992 primarily due to the acquisition of Damon for $405 million. At year end 1994, Corning's capital commitments totaled $140 million. Corning anticipates capital spending will approximate $575 million in 1995.

Cash provided by financing activities declined in comparison with 1993 primarily due to a significantly reduced level of borrowings offset by the issuance of common stock in February 1994 and the MIPS offering in July 1994. In 1993, cash provided by financing activities increased significantly over 1992 primarily as a result of increased borrowings to finance the acquisition of Damon and the telecommunications-products business of GTE Control Devices Incorporated and to finance continued capital expansion programs.

Corning repurchased 1.3 million and 2.9 million shares of its common stock in 1993 and 1992, respectively, pursuant to a systematic plan authorized by the Board of Directors. Corning's systematic plan is designed to provide shares for Corning's various employee-benefit programs. Corning temporarily suspended its share repurchase program between May 1993 and the end of 1994 as a result of the impact of acquisition financing on certain lending agreements.

Dividends paid to common shareholders in 1994 totaled $150.1 million compared with $134.1 million in 1993 and $176.7 million in 1992. The higher 1992 payment resulted from a $0.15 per-share special dividend declared in 1991 and paid in 1992 and the payment of the fourth quarter 1992 dividend prior to the end of fiscal 1992. Excluding these items, the increase in dividends paid was caused by an increase in the dividend rate of 10% and 17% in 1993 and 1992, respectively, and the increase in common shares outstanding. In December 1994, the Board of Directors authorized an increase in the quarterly dividend rate from $0.17 to $0.18 per common share.


ENVIRONMENT

Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 22 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $30 million for its estimated liability for environmental cleanup and litigation at January 1, 1995. This liability has not been reduced by any potential insurance recoveries.


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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

A list of Directors of the Company, appearing under the caption "Nominees for Election as Directors" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 27, 1995, is incorporated by reference in this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

James R. Houghton (58)   Chairman of the Board and Chief Executive Officer
Mr. Houghton joined Corning in 1962. In 1965 he was appointed European Area manager. In 1968 he was elected a vice president and appointed general manager of the Consumer Products Division. He was elected a director in 1969, and in 1971 was elected vice chairman with responsibility for the company's international operations. In 1983, Mr. Houghton was elected chairman.

Roger G. Ackerman (56)   President and Chief Operating Officer
Mr. Ackerman joined Corning in 1962. In 1972 he was appointed president of Corhart Refractories Co. He was elected senior vice president and general manager of Corning Ceramics in 1980, director of the Manufacturing and Engineering Division in 1981, and president and chief executive officer of MetPath Inc. in 1983. In 1985, he was elected group president and a director. Mr. Ackerman was elected president in 1990.

Van C. Campbell (56)   Vice Chairman and Chief Financial Officer
Mr. Campbell joined Corning in 1964. He was elected assistant treasurer in 1971, treasurer in 1972, a vice president in 1973, financial vice president in 1975 and senior vice president for finance in 1980. He became general manager of the Consumer Products Division in 1981. Mr. Campbell was elected vice chairman and a director in 1983.

Dr. David A. Duke (59)   Vice Chairman and Chief Technology Officer
Dr. Duke joined Corning in 1962 and subsequently served in research and management positions. He was elected vice president of the Telecommunications Products Division in 1980 and elected a senior vice president in 1984. In 1985, he was made director of research and development, and became responsible for research, development and engineering in 1987. Mr. Duke was elected vice chairman and a director in 1988.

Kenneth W. Freeman (44)   Executive Vice President
Mr. Freeman joined Corning in 1972 and has served in a variety of key financial and managerial positions. He was elected controller and a vice president in 1985, senior vice president in 1987, and general manager of the Science Products Division in 1989. He was appointed president and chief operating officer of Corning Asahi Video Products Company in 1990. In 1993, he was elected executive vice president.

Norman E. Garrity (53)   Executive Vice President
Mr. Garrity joined Corning in 1966 and subsequently served in a variety of manufacturing and engineering management positions. In 1979 he was appointed sales and marketing manager for Corning Electronics. In 1984 he was appointed general manager of the Electrical Products Division and subsequently appointed vice president. He was elected senior vice president in 1986, responsible for the Specialty Materials Group manufacturing and engineering. In 1990, Mr. Garrity was elected executive vice president.

E. Martin Gibson (56)   Retired Chairman of the Board, Corning Life
Sciences Inc.
Mr. Gibson joined Corning in 1962 and subsequently served in a succession of product planning, sales and management positions. He was elected a vice president in 1973 and a senior vice president in 1980. In 1983, he was elected a group president, responsible for Consumer Products and Life Sciences, and a director. In 1990, Mr. Gibson was elected chairman and chief executive officer of Corning Life Sciences, Inc. At year end 1994, Mr. Gibson retired and resigned as a director and as chief executive officer of Corning Life Sciences, Inc.

John W. Loose (52)   Executive Vice President
Mr. Loose joined Corning in 1964 and subsequently held a variety of sales and marketing positions in the Consumer Products Division. In 1986 he was appointed vice president and general manager for the Asia-Pacific area.
In 1988 he was appointed vice president for Corning International Corporation and president and chief executive officer of Corning Asahi Video Products Company. In April 1990 he was elected senior vice president. He was elected executive vice president responsible for the Information Display Group in 1990. In 1993, Mr. Loose was elected executive vice president and president and chief executive officer of Corning Consumer Products Company.

James M. Ramich (49)   Executive Vice President
Mr. Ramich joined Corning in 1973 and served in a variety of managerial positions in Purchasing, Treasury, and the Electronic Components Division. In 1988, he was appointed director of Corporate Development, vice president in 1990 and became vice president and general manager of the Advanced Display Products business the same year. Mr. Ramich was elected executive vice president responsible for the Information Display Group in 1993.

Jan H. Suwinski (53)   Executive Vice President
Mr. Suwinski joined Corning in 1965 and subsequently held various managerial positions in the Technical Products and Latin America/Asia Pacific areas. In 1985 he was appointed a vice president and general manager of the Telecommunications Products Division, and in 1986 was appointed a senior vice president. Mr. Suwinski was elected executive vice president responsible for the Opto-Electronics Group in 1990.

Randy H. Thurman (45) Chairman and Chief Executive Officer, Corning Life Sciences Inc.
Mr. Thurman joined Corning's subsidiary, Corning Life Sciences Inc.
(CLSI), in 1993 as president. He was elected chairman and chief executive officer of CLSI in 1994. Prior to joining Corning, Mr. Thurman held executive positions with Rhone-Poulenc Rorer Pharmaceuticals, from 1985 to 1992, most recently as president and chief executive officer.

Larry Aiello, Jr. (45)   Vice President and Controller
Mr. Aiello joined Corning in 1973 and has served in various accounting and management positions. He was appointed an assistant controller in 1989, and division vice president and general manager of the Opto-Electronic Components Products Division in 1990. In 1993, he was elected vice president and controller.

Katherine A. Asbeck (38)   Chief Accounting Officer
Ms. Asbeck joined Corning in 1991 as director of accounting. She was appointed assistant controller in 1993 and designated chief accounting officer in 1994. Prior to joining Corning, Ms. Asbeck was with Price Waterhouse LLP for 10 years, most recently as a senior audit manager.

Peter Booth (55)   Senior Vice President
Mr. Booth joined Corning in 1974 as international counsel and was elected a vice president of Corning International Corporation in 1975. He became corporate counsel in 1980. In 1983 he was appointed director of Corporate Plans and elected vice president and secretary. He became executive vice president of Corning Japan K.K. in 1986. In 1991, Mr. Booth was named senior vice president responsible for Strategy and Development.

Robert L. Ecklin (56)   Senior Vice President
Mr. Ecklin joined Corning in 1961 and served in a variety of U.S. and international manufacturing and engineering managerial positions. For Corning Engineering he served as its vice president in 1982 and was appointed its president in 1983. In 1986 he became vice president of Business Development. Mr. Ecklin was appointed general manager of the Industrial Products Division in 1989 and senior vice president in 1990.

Robert C. Forrest (59)   Senior Vice President
Mr. Forrest joined Corning in 1960 and has subsequently held a variety of manufacturing and engineering managerial positions. In 1986 he was appointed vice president responsible for manufacturing and engineering for the Telecommunications Products Division. He was appointed senior vice president and general manager of the Telecommunications Products Division in 1990.

Sandra L. Helton (45)   Senior Vice President and Treasurer
Ms. Helton joined Corning in 1971 and served in various engineering and financial positions. In 1986 she was appointed assistant treasurer. She was elected a vice president and treasurer in 1991 and senior vice president in 1994.

A. John Peck, Jr. (55)   Secretary
Mr. Peck joined Corning in 1972. He has served as assistant counsel and as associate counsel in the Legal Department. He was appointed assistant secretary in 1981 and elected secretary in 1988.

William C. Ughetta (62)   Senior Vice President and General Counsel
Mr. Ughetta joined Corning in 1968 as assistant secretary and assistant counsel. He was elected secretary of the corporation in 1971 and vice president in 1972. He was elected a senior vice president in 1983.


ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

Information covering Management Remuneration and Transactions, appearing under the captions "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Other Matters" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 27, 1995, is incorporated by reference in this Annual Report on Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to Security Ownership of Certain Beneficial Owners, appearing under the caption "Security Ownership of Certain Beneficial Owners" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 27, 1995, is incorporated by reference in this Annual Report on Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A description of transactions with management and others and certain business relationships, appearing under the captions "Directors' Compensation and Other Matters Relating to Directors" and "Other Matters" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 27, 1995, is incorporated by reference in this Annual Report on Form 10-K.

                                  PART IV


ITEM 14.  EXHIGITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1. Index to financial statements, financial statement schedules, and supplementary data, filed as part of this report:

                                                                Page

          Report of Independent Accountants                      24

          Consolidated Statements of Income                      25

          Consolidated Balance Sheets                            26

          Consolidated Statements of Cash Flows                  27

          Notes to Consolidated Financial Statements           28-49

          Supplementary Data:
               Quarterly Operating Results and Related
                 Market Data                                     50
               Five Years in Review - Historical Comparison    51-52
               Investor Information                              53

          Financial Statement Schedule:
               II   Valuation Accounts and Reserves              54

     2.  Exhibits filed as part of this report:  see (c) below.

(b)  Reports on Form 8-K filed during the last quarter of fiscal 1994:

     A report on Form 8-K dated October 18, 1994, filed in connection with the registrant's medium-term note facility, includes Corning's third quarter earnings press release of October 18, 1994.

     A report on Form 8-K dated October 24, 1994, filed in connection with the acquisition of Bioran Medical Laboratory, includes the acquisition agreement and related press release.

     A report on Form 8-K dated December 12, 1994, filed in connection with the acquisition of Bioran Medical Laboratory, includes Unaudited Pro Forma Combined Financial Information as of and for the forty weeks ended October 9, 1994.

     A report on Form 8-K/A dated December 12, 1994, filed in connection with the acquisition of Bioran Medical Laboratory, includes historical financial statements of Bioran as of and for the nine months ended September 30, 1994, and audited historical financial statements as of and for the year ended December 31, 1993.

(c)  Exhibits filed as part of this report:

     #3.  (i)  Articles of Incorporation of the Registrant:

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

          Certificate of Amendment, dated April 30, 1992, of the Restated Certificate of Incorporation of the Registrant to the 1992 Annual Report on Form 10-K is incorporated herein by reference in this Annual Report on Form 10-K pursuant to an exemption in accordance with Section 232.102(a) of Regulation S-T.

          Certificate of Amendment of the Certificate of Incorporation of the Registrant dated July 15, 1994, as amended by the Certificate of Correction filed on July 26, 1994 which sets forth the number, designation, relative rights, preferences and limitations of Series C Preferred Stock of the Registrant.

          Certificate of Amendment of the Certificate of Incorporation of the Registrant dated October 24, 1994 which amends the number of Series C Preferred Stock designated.

          (ii) By-Laws of Corning Incorporated as amended to and effective as of December 31, 1994, filed as an exhibit to a current report on Form 8-K dated January 24, 1995, is incorporated by reference in this Annual Report on Form 10-K.

     #4. Instruments defining the rights of security holders are incorporated herein by reference in this Annual Report on Form 10-K pursuant to an exemption in accordance with Section 232.102(a) of Regulation S-T.

          Rights Agreement dated July 2, 1986, and the Amendment to the Rights Agreement dated October 4, 1989, that define the preferred share purchase rights which trade with the Registrant's common stock, which appear as Exhibit 1 to Form 8-K, dated July 14, 1986 and Exhibit 1 to Form 8-K, dated October 4, 1989, respectively, are incorporated herein by reference in this Annual Report on Form 10-K pursuant to an exemption in accordance with Section 232.102(a) of Regulation S-T.

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

     #12. Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

     #21. Subsidiaries of the Registrant at January 1, 1995

     #23  Consent of Independent Accountants

     #24  Powers of Attorney

     #27  Financial Data Schedule

(d)  Dow Corning Corporation:
                                                                      Page
     Report of Independent Accountants                                 55

     Consolidated Balance Sheets                                     57-58

     Consolidated Statements of Operations and Retained Earnings       59

     Consolidated Statements of Cash Flow                              60

     Notes to Consolidated Financial Statements                      61-80

     Supplementary Data - Quarterly Financial Information              81

     Financial statements of unconsolidated subsidiary companies and associated companies accounted for under the equity method, other than Dow Corning Corporation, have been omitted. Summary financial information on Corning's equity-basis companies is presented in Note 4 (Investments) of the Notes to Consolidated Financial Statements appearing on pages 33 and 34.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated


    /s/ James R. Houghton
By                          Chief Executive Officer            March 17, 1995
     (James R. Houghton)


     /s/ Van C. Campbell
By                          Vice Chairman                      March 17, 1995
      (Van C. Campbell)     and Chief Financial Officer


   /s/ Katherine A. Asbeck
By                          Chief Accounting Officer           March 17, 1995
    (Katherine A. Asbeck)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated.

                            Capacity                                Date
           *
                            Chairman of the Board,             March 17, 1995
  (James R. Houghton)       Chief Executive Officer
                            and Director


           *
                            Director                           March 17, 1995
  (Roger G. Ackerman)


           *
                            Director                           March 17, 1995
    (Robert Barker)


           *
                            Director                           March 17, 1995
    (Mary L. Bundy)


           *
                            Director                           March 17, 1995
   (Van C. Campbell)


           *
                            Director                           March 17, 1995
(Barber B. Conable, Jr.)

           *
                            Director                           March 17, 1995
    (David A. Duke)


           *
                            Director                           March 17, 1995
    (John H. Foster)


           *
                            Director                           March 17, 1995
     (Gordon Gund)


           *
                            Director                           March 17, 1995
   (John M. Hennessy)


           *
                            Director                           March 17, 1995
(Vernon E. Jordan, Jr.)


           *
                            Director                           March 17, 1995
   (James W. Kinnear)


           *
                            Director                           March 17, 1995
  (James J. O'Connor)


           *
                            Director                           March 17, 1995
  (Catherine A. Rein)


           *
                            Director                           March 17, 1995
    (Henry Rosovsky)


           *
                            Director                           March 17, 1995
 (William D. Smithburg)


           *
                            Director                           March 17, 1995
 (Robert G. Stone, Jr.)


    /s/ William C. Ughetta
*By
   (William C. Ughetta, Attorney-in-fact)

REPORT OF INDEPENDENT ACCOUNTANTS


Price Waterhouse LLP


January 23, 1995


To the Board of Directors and Stockholders of Corning Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 20 present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at January 1, 1995, and January 2, 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 5, the Company adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," in 1992.





/s/ Price Waterhouse LLP
1177 Avenue of the Americas
New York, New York  10036

CONSOLIDATED STATEMENTS OF INCOME
Corning Incorporated and Subsidiary Companies

Years Ended January 1, 1995, January 2, 1994,
 and January 3, 1993
(In millions, except per-share amounts)          1994       1993*     1992*
Revenues

  Net sales                                     $4,770.5  $4,004.8  $3,708.7
  Royalty, interest and dividend income             28.7      29.9      35.3
                                                --------  --------  --------
                                                 4,799.2   4,034.7   3,744.0
                                                --------  --------  --------
Deductions

  Cost of sales                                  3,060.9   2,597.0   2,411.3
  Selling, general and administrative expenses     871.7     774.0     692.2
  Research and development expenses                176.9     173.1     151.1
  Provision for restructuring and other special
    charges                                         82.3     207.0      63.3
  Interest expense                                 110.4      88.2      62.6
  Other, net                                        37.5      38.7      26.9
                                                --------  --------  --------
  Income before taxes on income                    459.5     156.7     336.6
  Taxes on income                                  170.1      35.3      92.5
                                                --------  --------  --------
  Income before minority interest and equity
    earnings                                       289.4     121.4     244.1
  Minority interest in earnings of subsidiaries    (50.7)    (16.6)    (21.6)
  Dividends on convertible preferred securities
    of subsidiary                                   (6.1)
  Equity in earnings (losses) of associated
    companies before cumulative effect of changes
    in accounting methods in 1992                   48.7    (120.0)     43.8

Income (Loss) before Extraordinary Credit and
  Cumulative Effect of Changes in Accounting
  Methods (per common share, $1.32/1994;
  ($0.09)/1993; $1.40/1992)                        281.3     (15.2)    266.3
  Tax benefit of loss carryforwards                                      7.7
  Cumulative effect of changes in accounting
   methods (per common share, ($1.52)/1992)                           (286.6)
                                                --------  --------   --------
Net Income (Loss)
  (per common share, $1.32/1994; ($0.09)/1993;
   ($0.08)/1992)                                  $281.3    $(15.2)   $(12.6)
                                                ========  =========  =========

*Reclassified to conform to 1994 presentation.

See Notes to Consolidated Financial Statements beginning on page 28.

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

CONSOLIDATED BALANCE SHEETS
Corning Incorporated and Subsidiary Companies

January 1, 1995, and January 2, 1994
(In millions, except share amounts)                 1994         1993
Assets

Current Assets
  Cash                                            $  72.0      $ 80.7
  Short-term investments, at cost, which
    approximates market value                        89.3        80.1
  Accounts receivable, net of doubtful accounts
    and allowances - $89.4/1994; $70.5/1993         947.1       691.1
  Inventories                                       416.7       353.9
  Deferred taxes on income and other current
    assets                                          201.2       265.9
                                                 --------    --------
  Total current assets                            1,726.3     1,471.7
                                                 --------    --------
Investments
  Associated companies, at equity                   660.4       586.5
  Others, at cost                                    33.4        44.2
Plant and Equipment, at Cost,
  Net of Accumulated Depreciation                 1,890.6     1,759.8
Goodwill and Other Intangible Assets,
  Net of Accumulated Amortization - $170.8/1994;
  $106.8/1993                                     1,408.0     1,009.1
Other Assets                                        304.0       360.4
                                                 --------    --------
Total Assets                                     $6,022.7    $5,231.7
                                                 ========    ========

Liabilities and Stockholders' Equity

Current liabilities
  Loans payable                                   $  67.6      $141.7
  Accounts payable                                  258.3       245.1
  Other accrued liabilities                         748.3       633.5
                                                 --------    --------
  Total current liabilities                       1,074.2     1,020.3
                                                 --------    --------
Other Liabilities                                   643.6       668.6
Loans Payable Beyond One Year                     1,405.6     1,585.6
Minority Interest in Subsidiary Companies           247.0       245.7
Convertible Preferred Securities of Subsidiary      364.4
Convertible Preferred Stock                          24.9        25.7
Common Stockholders' Equity
  Common stock, including excess over par value
   and other capital - Par value $0.50 per share;
   authorized - 500 million shares
   Shares issued: 1994-255.8 million;
     1993-228 million                             1,031.4       626.8
  Retained earnings                               1,714.5     1,581.9
  Less cost of 27.6 million/1994 and
    27.4 million/1993 shares of common stock
    in treasury                                    (523.7)     (516.5)
  Cumulative translation adjustment                  40.8        (6.4)
                                                 ---------   --------
  Total common stockholders' equity               2,263.0     1,685.8
                                                 ---------   --------
Total Liabilities and Stockholders' Equity       $6,022.7    $5,231.7
                                                 ========    ========

See Notes to Consolidated Financial Statements beginning on page 28.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Corning Incorporated and Subsidiary Companies

Years Ended January 1, 1995, January 2, 1994,
 and January 3, 1993
(In millions)                                       1994     1993*    1992*
Cash flows from operating activities:
  Income (loss) before extraordinary credit
    and cumulative effect of changes in
    accounting methods                            $281.3    $(15.2)   $266.3
  Adjustments to reconcile income (loss) to net
    cash provided by operations:
    Depreciation and amortization                  338.4     280.4     248.2
    Equity in earnings of associated companies
     less than (in excess of) dividends received    (0.5)    167.1      36.7
    Minority interest in earnings of subsidiaries
     in excess of (less than) dividends paid        31.1      (0.4)      7.6
    Losses (gains) on disposition of properties
     and investments                               (11.6)      6.4       5.9
    Provision for restructuring and other special
     charges, net of cash paid                      60.9     157.4      63.3
    Deferred tax provision (benefit)                17.4     (84.4)    (33.7)
    Other                                            6.5      16.1       9.4
  Changes in operating assets and liabilities:
    Accounts receivable                           (217.6)     35.1     (49.9)
    Inventories                                    (38.3)      5.5     (29.0)
    Deferred taxes and other current assets         (4.2)     (2.5)    (17.0)
    Accounts payable and other current
     liabilities                                   (61.2)     24.1     (12.7)
                                                 -------   -------   -------
Net cash provided by operating activities          402.2     589.6     495.1
                                                 -------   -------   -------
Cash flows from investing activities:
  Additions to plant and equipment                (386.9)   (443.1)   (377.4)
  Acquisitions of businesses, net                 (387.1)   (449.9)   (124.4)
  Net proceeds from disposition of properties
    and investments                                242.1      34.1     170.1
  Net increase in long-term investments            (14.1)    (18.1)    (53.2)
  Other, net                                       (13.8)    (27.2)    (33.7)
                                                 -------   -------   -------
Net cash used in investing activities             (559.8)   (904.2)   (418.6)
                                                 -------   -------   -------
Cash flows from financing activities:
  Proceeds from issuance of loans                  237.4   1,020.6     140.2
  Repayments of loans                             (609.0)   (501.1)    (22.2)
  Increase in minority interest due to capital
    contribution                                    66.5
  Proceeds from issuance of convertible
    preferred securities of subsidiary             364.4
  Proceeds from issuance of common stock           247.7      14.2      15.6
  Repurchases of common stock                                (58.6)   (100.8)
  Payment of dividends                            (152.2)   (136.2)   (178.9)
                                                 -------   -------   -------
Net cash provided by (used in) financing
  activities                                       154.8     338.9    (146.1)
                                                 -------   -------   -------
Effect of exchange rates on cash                     3.3       3.4      (4.9)
                                                 -------   -------   -------
Net change in cash and cash equivalents              0.5      27.7     (74.5)
Cash and cash equivalents at beginning of year     160.8     133.1     207.6
                                                 -------   -------   -------
Cash and cash equivalents at end of year          $161.3    $160.8    $133.1
                                                 =======   =======   =======

*  Reclassified to conform to 1994 presentation.

See Notes to Consolidated Financial Statements beginning on page 28.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per-share amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Corning  operates  on a fiscal year ending on the Sunday nearest  December
31. The three most recent fiscal years ended on January 1, 1995, January 2, 1994, and January 3, 1993. Fiscal year 1992 included 53 weeks compared with 52 weeks in 1994 and 1993.

The consolidated financial statements include the accounts of all entities controlled by Corning. All significant intercompany accounts and transactions are eliminated. Major subsidiaries are consolidated at dates up to one month earlier than the consolidated balance sheet dates.

The equity method of accounting is used for investments in associated companies which are not controlled by Corning and in which Corning's interest is generally between 20% and 50%.

FOREIGN CURRENCIES

Balance sheet accounts of foreign subsidiaries are translated at current exchange rates and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are accumulated in a separate component of common stockholders' equity. Foreign currency transaction gains and losses affecting cash flows are included in current earnings.

Corning enters into foreign exchange contracts primarily as hedges against identifiable foreign currency commitments. Gains and losses on contracts identified as hedges are deferred and included in the measurement of the related foreign currency transactions. Gains and losses on foreign currency contracts which are not designated as hedges of foreign currency commitments are included in current earnings.

CASH AND CASH EQUIVALENTS

Short-term investments, comprised of repurchase agreements and debt instruments with original maturities of three months or less, are considered cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. Approximately 50% and 60% of Corning's inventories at January 1, 1995, and January 2, 1994, respectively, are valued using the last-in, first-out (LIFO) method. The first-in, first-out (FIFO) method is used to value the remaining inventories which are principally at consolidated subsidiaries.

PROPERTY AND DEPRECIATION

Land, buildings and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties, using straight-line and accelerated methods.

GOODWILL AND OTHER INTANGIBLE ASSETS

Investment costs in excess of the fair value of net assets acquired are amortized over appropriate periods not exceeding 40 years. Other intangible assets are recorded at cost and amortized over periods not exceeding 15 years.

Corning reviews the recoverability of goodwill and other intangible assets when business conditions arise which may indicate possible impairment of the investment. The measurement of possible impairment is based primarily on the company's ability to recover the balance of goodwill and other intangible assets from expected future cash flows of the related operations on an undiscounted basis.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

TAXES ON INCOME

Corning uses the asset and liability approach to accounting for income taxes as prescribed by Financial Accounting Standard No. 109, "Accounting for Income Taxes" (FAS 109) which was adopted in 1993. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.

Prior to 1993, taxes on income were provided using the deferred method pursuant to Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" (APB No. 11) which required a deferred income tax provision for timing differences in the recognition of revenues and expenses for tax and financial reporting purposes.

EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income less dividends on Series B convertible preferred stock by the weighted average number of common shares outstanding. Dividends on Series B convertible preferred stock amounted to $2.1 million in 1994 and 1993, and $2.2 million in 1992. Weighted average shares outstanding were 211.8 million in 1994; 192 million in 1993 and 188.6 million in 1992. The weighted average of common shares outstanding for earnings per common share calculations does not include approximately 2.9 million, 3.3 million and
3.5 million shares held by the Corning Stock Ownership Trust in 1994, 1993 and 1992, respectively. Common stock equivalents are not included in the earnings per common share computation because they do not result in material dilution.

2.   BUSINESS COMBINATIONS AND DIVESTITURES

POOLINGS OF INTEREST

Corning acquired three clinical-laboratory testing companies in 1994. In the second quarter 1994, Corning acquired the common stock of Maryland Medical Laboratory Inc. in exchange for 4.5 million shares of Corning common stock. In the third quarter 1994, Corning acquired Nichols Institute. Corning issued 7.5 million shares of Corning common stock and reserved 1.1 million shares for future issuance upon the exercise of options issued in connection with the Nichols transaction. Also in the third quarter 1994, Corning acquired the common stock of Bioran Medical Laboratory in exchange for 6 million shares of Corning common stock.

In the second quarter 1993, Corning acquired DeYor Laboratories, a clinical-testing company. Corning issued 840,000 shares of Corning common stock in connection with this transaction. In the third quarter 1993, Corning acquired all of the outstanding shares of common stock and options to purchase common stock of Costar Corporation, a manufacturer of plastic science products. Corning issued 5.5 million shares of Corning common stock and reserved 322,000 shares for future issuance upon the exercise of options issued in connection with the Costar transaction.

In the third quarter 1992, Corning acquired Biosym Technologies Inc., a scientific software company. Corning issued 2.1 million shares of Corning common stock and reserved 685,000 shares for future issuance upon the exercise of options issued in connection with the Biosym transaction.

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

PURCHASES

In the first quarter 1994, Corning and Siecor Corporation, a consolidated subsidiary, acquired the assets relating to the optical-fiber and optical-cable businesses of Northern Telecom Limited for $130 million. In the fourth quarter 1994, Siecor acquired certain assets relating to the optical-hardware and equipment-components businesses of Northern Telecom Limited for $130 million. Goodwill of approximately $200 million resulted from these transactions and is being amortized over periods not exceeding 25 years.

2.   BUSINESS COMBINATIONS AND DIVESTITURES
     (Continued)

In the first quarter 1994, Corning and Vitro S.A. completed a two-part transaction which ended their cross-ownership in two consumer products companies, Corning Vitro Corporation in the United States and Vitro Corning S.A. de C.V. in Mexico. The net cost to Corning of the two transactions was $131 million. Goodwill of approximately $70 million resulted from the transaction and is being amortized over 40 years.

In the third quarter 1993, Corning acquired all of the outstanding shares of common stock of Damon Corporation, a clinical-testing business, for $405 million including acquisition expenses. In addition, $167 million of Damon's indebtedness was refinanced. Revised purchase price allocations in 1994 resulted in goodwill of approximately $600 million which is being amortized over 40 years.

Also in the third quarter 1993, Siecor Corporation acquired the telecommunications-products businesses of GTE Control Devices Incorporated for approximately $45 million. Goodwill of approximately $30 million resulted from this transaction and is being amortized over periods not exceeding 15 years.

In the fourth quarter 1993, Corning acquired the clinical-testing laboratories of Unilab Corporation in Denver, Dallas, and Phoenix in exchange for a majority of the Unilab shares owned by Corning, the assumption of approximately $70 million of Unilab debt, and Corning's investment in J.S. Pathology PLC. Goodwill of approximately $200 million resulted from this transaction and is being amortized over 40 years. As a result of this transaction, Corning retained a small equity investment in Unilab. Corning previously owned 43% of Unilab.

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

The following table presents unaudited pro forma operating results for the years ended January 1, 1995, and January 2, 1994, as if the pooling of interest and purchase transactions and related financing transactions completed in 1994 and 1993 had been completed on January 4, 1993:

                                                  1994           1993
     Revenues                                   $5,160.0       $5,006.4
     Net income                                    339.5           18.8
     Net income per common share                    1.51           0.08


DIVESTITURES

In the second quarter 1994, Corning sold the clinical-laboratory testing operations of Damon in California to Physicians Clinical Laboratory, Inc. for $51 million. Also in the second quarter 1994, Corning sold its Parkersburg, W. Va., glass-tubing products plant to Schott Corporation, a subsidiary of the Schott Group, for $57 million. In the fourth quarter 1994, Corning sold its European consumer products business to Newell Co. for $86 million.

QUANTERRA TRANSACTION

In the third quarter 1994, Corning and International Technology Corporation (International Technology) created a jointly owned company named Quanterra Incorporated to which Corning transferred the net assets of its Enseco environmental-testing laboratory business and International Technology transferred the assets of its IT Analytical Services business. Corning and International Technology each own 50% of the company. Corning is accounting for its investment in the newly created company using the equity method of accounting for investments. Corning received $33 million as a result of this transaction and recognized a gain on the transaction which, net of its share of a one-time integration charge taken by the new company, is not material and has been included in equity earnings.

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

In 1994, 1993, and 1992, approximately 28%, 25%, and 27%, respectively, of the sales of the clinical laboratory businesses, which represent the largest component of the Laboratory Services segment, were generated by Medicare/Medicaid clients.

3.   INFORMATION BY INDUSTRY SEGMENT
  (Continued)
                                                             Other,
                                                           including
             Specialty     Commu-    Laboratory  Consumer  Corporate
Operations:  Materials   nications    Services   Products     R&D      Total
Revenues:
  1994       $846.0      $1,458.3    $1,687.1     $779.1    $ 28.7   $4,799.2
  1993        758.7       1,192.0     1,319.5      734.6      29.9    4,034.7
  1992        750.1       1,036.6     1,149.8      772.2      35.3    3,744.0

Income (loss) before tax:
  1994       $164.3       $ 345.8     $ 156.6(1)  $ 55.6   $(262.8)   $ 459.5
  1993 (2)     73.6         243.3       125.3      (35.4)   (250.1)     156.7
  1992         93.8         230.1       203.1      (20.3)(3)(170.1)     336.6

Assets:
Operating assets:
  1994       $600.6      $1,437.3    $2,220.1     $580.3    $524.0   $5,362.3
  1993        716.7         959.4     1,808.5      526.3     634.3    4,645.2
  1992        550.6         847.9       828.8      565.6     567.2    3,360.1

Capital expenditures:
  1994       $ 60.0       $ 146.3     $ 100.8     $ 43.3    $ 36.5    $ 386.9
  1993         80.0         154.7        78.5       30.9      99.0      443.1
  1992         72.6         131.2        71.8       29.2      72.6      377.4

Depreciation and amortization:
  1994       $ 57.2       $ 109.7     $  95.8     $ 40.5    $ 35.2    $ 338.4
  1993         56.7          78.9        70.8       41.7      32.3      280.4
  1992         49.6          66.2        59.2       41.8      31.4      248.2

Equity Investments:
Investment in associated companies, at equity:
  1994       $427.5       $ 182.5     $  37.4     $ 13.0              $ 660.4
  1993        398.3         172.4         1.8       14.0                586.5
  1992        534.9         175.4       134.1       81.8                926.2

Equity company sales:
  1994     $2,556.2       $ 788.9     $  64.4     $ 99.2             $3,508.7
  1993      2,322.4         680.2        18.0      285.2              3,305.8
  1992      2,230.6         685.8       228.4      273.4              3,418.2

Equity company net income (loss) before cumulative effect of changes in accounting methods:
  1994      $  13.7       $  88.4     $ (10.9)    $ 11.5              $ 102.7
  1993       (272.8)         85.2        (1.3)     (30.6)              (219.5)
  1992         44.0          96.5       (14.8)      (3.9)               121.8

Corning's share of net income (loss) before cumulative effect of changes in accounting methods:
  1994       $  5.4       $  38.1     $   2.9     $  2.3              $  48.7
  1993       (139.2)         35.4        (0.5)     (15.7)              (120.0)
  1992         20.3          37.4        (8.5)      (5.4)                43.8

(1) The 1994 restructuring and other special charges totaling $82.3 million were included in income before taxes of Laboratory Services.
(2) The 1993 restructuring and other special charges totaling $207 million were included in income before taxes of Specialty Materials ($26.5 million), Communications ($10.7 million), Laboratory Services ($95 million), Consumer Products ($46.5 million), and Other, including Corporate R&D ($28.3 million).
(3) The 1992 restructuring charge of $63.3 million was included in income before taxes of Consumer Products.

4.   INVESTMENTS

Of the total investments accounted for by the equity method, Dow Corning Corporation, a 50%-owned manufacturer of silicones, with operations substantially in the United States and Europe, represented $341.8 million and $326 million at year end 1994 and 1993, respectively. Samsung-Corning Company Ltd., a 50%-owned South Korean-based manufacturer of glass panels and funnels for cathode-ray tubes, represented $135.4 million and $123.4 million at year end 1994 and 1993, respectively.

The financial position and results of operations of Dow Corning, Samsung-Corning and Corning's total equity companies are summarized as follows:

                              1994                           1993                           1992
                     Dow     Samsung-   Total       Dow      Samsung-    Total      Dow     Samsung-    Total
                   Corning   Corning    Equity     Corning   Corning     Equity   Corning   Corning     Equity
                    Corp.    Co. Ltd.   Companies   Corp.    Co. Ltd.   Companies   Corp.   Co. Ltd.   Companies
Net Sales          $2,204.6  $ 601.6    $3,508.7  $2,043.7   $ 523.2    $3,305.8  $1,955.7   $ 509.9   $3,418.2
Gross Profit          734.3    147.0     1,123.0     639.8     158.7     1,009.4     612.5     145.0    1,257.5
Income (loss)
 before cumulative
  effect of changes
  in accounting        (6.8)    46.5       102.7    (287.0)     51.3      (219.5)     28.4      41.8      121.8
Net income (loss)      (6.8)    46.5       102.7    (287.0)     40.5      (229.2)    (72.0)     41.8       (0.4)

Corning's equity
  in income (loss)
  before cumulative
  effect of changes
  in accounting (1)    (3.4)  $ 22.1    $   48.7  $ (144.5)   $ 24.3    $ (120.0)  $  11.9   $  19.1   $   43.8

Current assets     $1,635.8   $258.9    $2,196.1  $1,069.2    $167.0    $1,498.6   $ 827.7   $ 183.6   $1,456.0
Non-current
  assets            2,457.4    589.2     3,387.8   2,193.1     536.2     3,028.7   1,363.0     532.1    2,460.1

Current
  liabilities      $1,325.0   $204.1    $1,723.1  $  770.6    $182.3    $1,099.4   $ 568.9   $ 268.7   $1,106.0
Non-current
  liabilities       1,974.1    374.1     2,513.3   1,740.5     274.7     2,127.5     604.5     219.9    1,076.4

(1) Equity in earnings of associated companies shown above and in the Consolidated Statements of Income are net of amounts recorded for income tax.

The following is presented for all equity companies and for investments carried at cost:

                                                  1994    1993    1992
Equity in undistributed earnings of equity
  companies included in retained earnings        $441.7  $445.4  $573.9
Dividends received from equity companies           48.2    47.1    80.5
Quoted market value over (under) cost-basis
  investments                                       0.5    (1.3)    1.3

4.   INVESTMENTS
     (Continued)

In March 1994, Dow Corning, along with other defendants and representatives of breast-implant litigation plaintiffs, signed a Breast-Implant Litigation Settlement Agreement (the Settlement Agreement). Under the Settlement Agreement and related agreements, industry participants would contribute $4.2 billion over a period of more than 30 years to establish several special purpose funds. In September 1994, Dow Corning's Board of Directors approved Dow Corning's continued participation in the global settlement. Also in September, the U.S. District Court granted final approval to the settlement, assessing it as fair, reasonable, and adequate (a ruling which has subsequently been appealed by various parties) and afforded plaintiffs who originally opted out of the settlement the opportunity to rejoin the settlement in specified periods which end March 1, 1995. Corning is not a party to the Settlement Agreement and will not make any contributions to the settlement contemplated thereby.

Dow Corning recorded an accounting charge of $415 million after tax in the fourth quarter of 1993. As disclosed in Dow Corning's financial statements, this charge included the net present value of Dow Corning's best estimate of its potential liability for breast-implant litigation based on current settlement negotiations, and also included provisions for legal, administrative, and research costs related to breast implants, for a total of $1.24 billion, less expected insurance recoveries of $600 million and taxes of $225 million.

Dow Corning also recorded an accounting charge of $151.8 million after tax in the fourth quarter of 1994. As disclosed in Dow Corning's financial statements, this charge included Dow Corning's best estimate of additional costs to resolve breast-implant litigation and claims outside of the Settlement Agreement, and also included provisions for legal, administrative and research costs related to breast implants for a total of $647 million, less expected insurance recoveries of $406 million and taxes of $89.2 million.

Future developments, including among other things, the ultimate number and extent of claims not covered by the Settlement Agreement, the ultimate cost of resolving those claims, the amount and timing of insurance recoveries and the allocation of insurance payments among Dow Corning's insurance carriers, may require Dow Corning to adjust these estimates.

Corning does not believe that its share of any additional accounting charge taken by Dow Corning resulting from the breast-implant litigation will have a material adverse impact upon Corning's overall financial condition. However, it is possible that Corning's share of any such charge taken by Dow Corning will have a material adverse effect upon Corning's earnings in the quarter in which any such charge is recognized by Dow Corning. The amount of any such charge would be written off against Corning's investment in Dow Corning which totaled $341.8 million at January 1, 1995.

5.   EMPLOYEE RETIREMENT PLANS

PENSION BENEFITS

Corning has defined-benefit pension plans covering approximately half of its domestic employees and certain employees in foreign countries. Corning's funding policy has been to contribute annually an amount determined jointly by the company and its consulting actuaries which provides for the current cost and amortization of prior service cost over a 30-year period.

The funded status of Corning's pension plans as of year end is as follows:
                                                   1994           1993

Vested benefits                                  $877.6         $922.3
Non-vested benefits                                73.5           77.6
                                              ---------      ---------
Accumulated benefit obligation                   $951.1         $999.9
                                              ---------      ---------
Current fair market value of plan assets       $1,061.6       $1,093.5
Present value of projected benefit obligation   1,018.9        1,084.5

Plan assets in excess of projected benefit    ---------      ---------
  obligation                                       42.7            9.0
Unrecognized prior service cost                   128.3          142.1
Unrecognized transition gain                      (10.9)          (7.5)
Unrecognized net (gains) losses from changes
  in actuarial assumptions                        (55.3)          79.4
Other unrecognized net experience gains           (25.4)        (133.9)
                                              ---------      ---------
Recorded pension asset                           $ 79.4         $ 89.1
                                              =========      =========

5.   EMPLOYEE RETIREMENT PLANS
     (Continued)

The projected benefit obligations for under-funded plans included in the table totaled $65.5 million in 1994 and $49.3 million in 1993 of which $13.5 million and $14.8 million was recorded as a liability in 1994 and 1993, respectively.

Plan assets are comprised principally of publicly traded debt and equity securities. Corning common stock represented 6.9% and 6.3% of plan assets at year end 1994 and 1993, respectively.

The unrecognized prior service cost, unrecognized transition gain, net gains and losses from changes in actuarial assumptions, and net experience gains are deferred and amortized to pension expense, if they exceed certain limits, over the remaining service life of plan participants.

For Corning's principal defined-benefit plan, the assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.75% and 5%, respectively, for 1994 and 7.5% and 4.5%, respectively, for 1993. The expected long-term rate of return on plan assets was 9% for 1994 and 1993. Assumptions of the company's other plans are not significantly different.

The components of pension expense for the company's defined-benefit pension plans are as follows:

                                                   1994     1993    1992

Present value of benefits earned during the year  $25.1    $19.8   $18.6
Interest cost on projected benefit obligation      81.5     75.4    70.6
Actual return on plan assets                       (8.6)   (90.7)  (48.3)
Net amortization and deferral                     (80.4)    12.1   (33.7)
                                                 ------   ------  ------
Net pension expense for the year                  $17.6    $16.6   $ 7.2
                                                 ======   ======  ======

Measurement of pension expense is based on assumptions used to value the pension liability at the beginning of the year. Total consolidated pension expense, including defined-contribution pension plans, was $59.5 million in 1994, $52.5 million in 1993 and $37 million in 1992.

POSTRETIREMENT AND POSTEMPLOYMENT HEALTH-CARE AND LIFE-INSURANCE BENEFITS

Corning and certain of its domestic subsidiaries have defined-benefit postretirement plans that provide health-care and life-insurance benefits for retirees and eligible dependents. Approximately half of the company's employees may become eligible for such benefits upon reaching retirement age. As a result of cost-sharing changes made in 1993, the company's retiree medical plans require increased retiree contributions each year equal to the excess of medical cost increases over general inflation rates.

Effective December 30, 1991, the company and its subsidiaries adopted Financial Accounting Standard No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (FAS 106). This statement requires employers to recognize the cost of providing these benefits over the employees' service period. The company's previous practice was to accrue the actuarially determined cost of retirees' future health-care benefits at the time of retirement. The adoption of FAS 106 on the immediate recognition basis, as of December 30, 1991, resulted in a one-time after-tax charge of $294.8 million ($225.5 million for consolidated operations and $69.3 million for equity companies), or $1.56 per common share, in 1992. The charge to consolidated operations in 1992 included an accumulated postretirement benefit obligation of approximately $486.3 million, reduced by $149.2 million of accruals recorded at year end 1991 under the company's previous accounting practice, and net of a $101.6 million deferred tax benefit and $10 million of minority interest.

Effective January 4, 1993, Corning adopted Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112). The impact of adopting FAS 112 was not material in 1993.

5.   EMPLOYEE RETIREMENT PLANS
     (Continued)

Corning's consolidated postretirement benefit obligation is determined by application of the terms of health-care and life-insurance plans, together with relevant actuarial assumptions and health-care cost trend rates. The discount rate used in determining the accumulated postretirement benefit obligation was 8.75% in 1994 and 7.5% in 1993. The health-care cost trend rate for Corning's principal plan is assumed to be 9.7% in 1995 for covered individuals under age 65 decreasing gradually to 6% in 2010 and thereafter. For covered individuals over 65, the rate is assumed to be 8.8% in 1995 decreasing gradually to 6% in 2010 and thereafter. Assumptions for Corning's other plans are not significantly different.
The effect of a 1% annual increase in the assumed health-care cost trend rates would increase the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost by $46.3 million and $5.4 million, respectively.

Gains and losses from plan amendments or changes in actuarial assumptions are deferred and amortized to postretirement benefit expense, if they exceed certain limits, over the expected remaining service life of plan participants.

Corning's accrued postretirement liability at January 1, 1995, and January 2, 1994, was comprised of the following:


                                                  1994           1993

Accumulated postretirement benefit obligation:
  Retirees                                       $321.2         $317.6
  Fully eligible active plan participants          63.0           80.1
  Other active plan participants                  125.6          147.8
                                                -------        -------
                                                  509.8          545.5
                                                -------        -------
Unrecognized gain from plan amendments             18.8           21.4
Other unrecognized net experience gains (losses)   39.1          (21.8)
                                                -------        -------
Total postretirement liability                    567.7          545.1
Less current portion                               23.7           23.7
                                                -------        -------
Accrued postretirement liability                 $544.0         $521.4
                                                =======        =======

Corning has not funded these obligations.

The components of net periodic postretirement benefit expense are as follows:

                                                1994     1993     1992

Present value of benefits earned during
  the year                                     $ 11.3   $  7.4   $ 11.4
Interest cost on the accumulated
  postretirement benefit obligation              39.1     37.9     41.8
Net amortization                                 (2.3)    (3.6)
                                              -------   ------   -------
Postretirement benefit expense                 $ 48.1   $ 41.7   $ 53.2
                                              =======   ======   =======

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement liability at the beginning of the year.

6.   TAXES ON INCOME
                                                  1994     1993     1992
Income (loss) before taxes on income:
U.S. companies                                   $423.4   $169.8   $318.2
Non-U.S. companies                                 36.1    (13.1)    18.4
                                                -------  -------  -------
Income before taxes on income                    $459.5   $156.7   $336.6
                                                -------  -------  -------
Taxes on income                                  $170.1   $ 35.3   $ 92.5

Effective tax rate reconciliation:
Statutory U.S. tax rate                            35.0%    35.0%    34.0%
State taxes, net of federal benefit                 2.5      2.1      2.0
Rate differential on net non-operating gains
  and restructuring provisions                      0.5     (0.8)    (5.5)
Non-deductible goodwill                             2.1      1.9      0.1
Foreign and other tax credits                      (1.8)    (7.5)    (2.6)
Lower taxes on subsidiary earnings                 (1.8)    (5.6)    (1.4)
Adjustment of net deferred tax assets to
  reflect tax rate changes                                  (3.5)
Other                                               0.5      0.9      0.9
                                                -------  -------  -------
Effective tax rate                                 37.0%    22.5%    27.5%
                                                =======  =======  =======

Components of net tax expense:
Taxes on income                                  $170.1   $ 35.3   $ 92.5
Taxes on equity in earnings                        10.2      6.1     12.1
Tax benefits included in common stockholders'
  equity                                           (7.2)    (8.1)
Tax benefit of loss carryforwards                                    (7.7)
Tax benefit on accounting changes                                  (101.6)
                                                -------  -------  -------
Net tax expense (benefit)                        $173.1   $ 33.3   $ (4.7)
                                                =======  =======  =======

Current and deferred tax expense (benefit):
Current:
    U.S.                                         $107.2   $ 90.9   $ 92.0
 State and municipal                               23.5     13.7     14.1
 Foreign                                           21.8     17.2     24.5

Deferred:
 U.S.                                              26.2    (74.8)  (113.5)
 State and municipal                               (2.5)    (6.2)   (23.2)
 Foreign                                           (3.1)    (1.7)     1.4
 Adjustment of net deferred tax assets to
   reflect tax rate changes                                 (5.8)
                                                -------  -------  -------
Net tax expense (benefit)                        $173.1   $ 33.3   $ (4.7)
                                                =======  =======  =======


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

6.   TAXES ON INCOME
     (Continued)

Under FAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities at January 1, 1995, and January 2, 1994, are presented below:

                                                1994      1993

   Other postretirement benefits              $229.5    $220.7
   Restructuring reserves                       51.7     103.6
   Other employee benefits                      52.2      45.4
   Loss and tax credit carryforwards            56.9      39.0
   Accounts receivable reserves                 21.9      23.3
   Other                                        57.7      47.8
                                             -------   -------
      Gross deferred tax assets                469.9     479.8
   Deferred tax assets valuation allowance     (45.7)    (21.8)
                                             -------   -------
      Deferred tax assets                      424.2     458.0
                                             -------   -------
   Fixed assets                               (130.1)   (142.3)
   Pensions                                    (37.4)    (40.1)
   Other                                       (12.3)     (9.1)
                                             -------   -------
      Deferred tax liabilities                (179.8)   (191.5)
                                             -------   -------
        Net deferred tax assets               $244.4    $266.5
                                             =======   =======

The net change in the total valuation allowance for the years ended January 1, 1995, and January 2, 1994, was an increase of $23.9 million and $4.7 million, respectively.

Corning currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent they are currently taxable or expected to be remitted. Taxes have not been provided on $301.9 million of accumulated foreign unremitted earnings which are expected to remain invested indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, if these earnings were remitted, income taxes payable would be provided at a rate which is significantly lower than the effective tax rate.

The company has, as required, provided for tax on undistributed earnings of its domestic subsidiaries and affiliated companies beginning in 1993 even though these earnings have been and will continue to be reinvested indefinitely. The company estimates that $34.9 million of tax would be payable on pre-1993 undistributed earnings of its domestic subsidiaries and affiliated companies should the unremitted earnings reverse and become taxable to the company. The company expects these earnings to be reinvested indefinitely.

Total payments for taxes on income were $136.7 million, $143.6 million, and $138.2 million during 1994, 1993, and 1992, respectively. Deferred income tax benefits totaling $133.2 million and $129.4 million were included in other current assets at year end 1994 and 1993, respectively. At January 1, 1995, Corning had tax benefits attributable to loss carryforwards and credits aggregating $56.9 million that expire at various dates through 2008.

6.   TAXES ON INCOME
     (Continued)

Prior to 1993, taxes on income were provided using the deferred method pursuant to APB No. 11 which required a deferred income tax provision for timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. Under APB No. 11, deferred income taxes for the year ended January 3, 1993, were provided as follows:

                                              1992

   Pensions                                   $  9.6
   Other postretirement benefits              (106.9)
   Other employee benefits                       9.7
   Investments                                 (17.7)
   Depreciation                                (16.2)
   Other                                       (13.8)
                                            --------
   Deferred tax benefit                      $(135.3)
                                            ========

7.   SUPPLEMENTAL INCOME STATEMENT DATA

                                          1994        1993        1992

Depreciation expense                     $275.5      $241.3      $222.6
Amortization of goodwill and other
  intangible assets                        62.9        39.1        25.6
                                        -------     -------     -------
Interest expense incurred                $122.3      $102.4      $ 76.5
Interest capitalized                      (11.9)      (14.2)      (13.9)
                                        -------     -------     -------
Interest expense, net                    $110.4      $ 88.2      $ 62.6
                                        -------     -------     -------
Interest paid                            $105.4      $ 88.7      $ 67.9
                                        -------     -------     -------

OTHER REVENUES AND DEDUCTIONS

Non-operating gains and losses: In 1994, Corning completed several divestitures (described in Note 2) that resulted in gains which, net of losses from the exit of several product lines, were not material. In the first quarter 1993, Corning recognized a non-operating gain of $4.2 million ($2.6 million after tax).

In the first quarter 1992, Corning recognized net non-operating gains from consolidated operations totaling $7 million ($21.7 million after tax), including a gain of $10.1 million (before and after tax) from the sale of an additional equity interest in Corning Japan K.K. and a pre-tax loss of $7.3 million ($9 million after-tax gain) from the formation of the consumer housewares venture with Vitro.

These gains and losses have been included in Other, net on the Consolidated Statements of Income.

Provisions for restructuring and other special charges: In the third quarter 1994, Corning recorded a charge of $82.3 million ($55.4 million after tax) which included $50.7 million of integration costs, $21.6 million of investment banking, legal, and accounting fees and other transaction expenses, and $10 million of other reserves primarily related to the Nichols, Maryland Medical and Bioran acquisitions.

7.   SUPPLEMENTAL INCOME STATEMENT DATA
     (Continued)

The costs to integrate the Nichols, Maryland Medical and Bioran operations included the costs of shutting down clinical laboratories in certain markets where duplicate Corning and Nichols, Maryland Medical or Bioran facilities existed at the time of the acquisitions. Management believes that the integration of the Nichols, Maryland Medical and Bioran facilities should significantly reduce operating costs of the combined companies and will be substantially complete within a year. The integration charge included severance related to approximately 2,000 employees of which 350 had been terminated or notified of their termination at January 1, 1995. A summary of the integration reserves established in 1994 is as follows:

                                                      Charges
                                                      through    Balance at
                                           Original  January 1,  January 1,
                                           Reserve      1995        1995

Employee termination costs                   $23.8       $1.2      $22.6
Write-off of fixed assets                     15.9        0.5       15.4
Costs of exiting leased facilities             4.9        0.1        4.8
Contractual obligations                        5.1                   5.1
Other                                          1.0                   1.0
                                            ------      -----     ------
Total                                        $50.7       $1.8      $48.9
                                            ======      =====     ======
Current                                                            $47.1
Non-current                                                          1.8
                                                                  ------
Total                                                              $48.9
                                                                  ======

In the third quarter 1993, Corning recorded a charge of $207 million ($120.5 million after tax of $79.1 million and minority interest of $7.4 million) which included $156 million of restructuring charges and $51 million of other special charges. The restructuring charges included costs to integrate the Damon acquisition and costs of a planned company-wide restructuring program to reduce assets and overhead costs during 1994. The other special charges primarily included a charge of $36.5 million to reflect the settlement and related legal expenses associated with its compromise agreement with the Civil Division of the Department of Justice to settle claims brought on behalf of the Inspector General, U.S. Department of Health and Human Services, and $8 million of investment banking, legal and accounting fees and other transaction expenses related to the Costar acquisition.

The costs to integrate the Damon acquisition totaled $40.6 million and included the costs of shutting down Corning clinical-laboratory testing facilities in certain markets where duplicate Corning and Damon facilities existed at the time of the transaction. The costs incurred in the company-wide restructuring program totaled $115.4 million and included, among other items, severance and other employee termination benefits related to a company-wide program to reduce employment levels (and thus operating costs), facility closure and relocation costs, asset write-offs and costs associated with contractual obligations to consolidate the North American packaging and worldwide Pyroceram manufacturing operations in the Consumer Products segment.

The 1993 restructuring and integration charges included severance and other termination benefits related to approximately 1,600 employees. Employee reductions primarily included employees at various clinical-laboratory testing locations, salaried employees at Corning Consumer Products Company and salaried employees in various line, research and staff organizations throughout the company where business conditions require reduced staff levels. At the end of 1994, approximately 1,325 employees across the company had been terminated or notified of their termination. The remaining terminations are expected to occur in the first half of 1995. A summary of the integration and restructuring reserves established in 1993 is as follows:

7.   SUPPLEMENTAL INCOME STATEMENT DATA
     (Continued)

                                                      Charges
                                                      through    Balance at
                                           Original  January 1,  January 1,
                                           Reserve      1995        1995

Employee termination costs                  $ 74.2      $ 44.3     $29.9
Write-off of fixed assets                     29.3        22.8       6.5
Costs of exiting leased facilities            15.1         9.5       5.6
Contractual obligations                       11.0         5.4       5.6
Consulting fees                               11.8        11.1       0.7
Continuing employee costs                      6.7         4.5       2.2
Other                                          7.9         7.9
                                           -------     -------    ------
Total                                       $156.0      $105.5     $50.5
                                           =======     =======    ======
Current                                                            $41.2
Non-current                                                          9.3
                                                                  ------
Total                                                              $50.5
                                                                  ======

The consulting fees are associated with the company-wide in-depth study aimed at re-engineering the organization and operating practices of the company. The company's re-engineering studies are expected to be complete in the first half of 1995. It is possible that these studies will result in additional employee terminations, asset write-offs and other cost-reduction activities in 1995. It is currently not possible to estimate the costs or benefits of these terminations, write-offs or other activities.

In the fourth quarter 1992, Corning recorded a provision of $63.3 million ($32.1 million after tax of $22.9 million and minority interest of $8.3 million) as a result of Corning Vitro's decision to restructure its Brazilian operations.

Equity earnings: In the fourth quarter 1994, Corning recognized a $75.9 million reduction in equity earnings as a result of an accounting charge taken by Dow Corning related to breast-implant litigation.

In the third quarter 1993, Corning recognized a reduction in equity earnings of $9.5 million as a result of a restructuring charge taken by Vitro Corning. In the fourth quarter 1993, Corning recognized a $203.1 million reduction in equity earnings as a result of an accounting charge taken by Dow Corning related to breast-implant litigation.

In 1992, Corning recognized a $37.7 million reduction in equity earnings which included $16.3 million and $8.2 million in the second and fourth quarters, respectively, of accounting charges associated with Dow
Corning's terminated breast-implant business and $13.2 million of restructuring charges associated with Dow Corning's exit from its Brazilian operations and other cost-reduction programs in the fourth quarter.

8.   SUPPLEMENTAL BALANCE SHEET DATA
Inventories                                     1994            1993
   Finished goods                             $210.1         $ 216.1
   Work in process                             115.7            93.6
   Raw materials and accessories                66.1            68.0
   Supplies and packing materials               83.7            75.6
                                             -------        --------
   Total inventories valued at current cost    475.6           453.3
   Reduction to LIFO valuation                 (58.9)          (99.4)
                                             -------        --------
                                              $416.7         $ 353.9
                                             =======        ========

Plant and Equipment                             1994            1993
   Land                                     $   60.7        $   51.6
   Buildings                                   892.7           742.5
   Equipment                                 2,664.9         2,567.7
                                           ---------       ---------
                                             3,618.3         3,361.8
   Accumulated depreciation                 (1,727.7)       (1,602.0)
                                           ---------       ---------
                                            $1,890.6        $1,759.8
                                           =========       =========

Other Accrued Liabilities                       1994            1993
   Taxes on income                            $ 40.0         $  17.8
   Restructuring reserves                      102.4           155.0
   Wages and employee benefits                 295.3           231.5
   Other liabilities                           310.6           229.2
                                             -------        --------
                                              $748.3         $ 633.5
                                             =======        ========

Restructuring reserves include reserves related to acquisitions and divestitures.

9.   LOANS PAYABLE
                                                     1994        1993

Loans Payable:
 Current maturities of loans payable
   beyond one year                                $   43.6     $  36.2
 Other short-term borrowings, principally
   commercial
   paper at current interest rates                    24.0       105.5
                                                  --------     -------
                                                   $  67.6      $141.7
                                                  ========     =======
Loans Payable Beyond One Year:
 Acquisition credit lines                                       $400.0
 Notes, 8.375%, due 1996                           $  75.0        75.0
 Sinking fund debentures, 7.75%, due 1998             17.3        21.5
 Notes, 7.78%, due 1998                               22.0        27.2
 Notes, 8.75%, due 1999                               99.9        99.9
 Series A senior notes, 7.84%, due 1999               60.0        60.0
 Series B senior notes, 8.25%, due 2002               50.0        50.0
 Debentures, 8.25%, due 2002                          75.0        75.0
 Debentures, 6%, due 2003                             99.4        99.3
 Convertible subordinated debentures, 6.5%,
   due 2006                                            7.1         8.9
 Debentures, 7%, due 2007, net of unamortized
   discount of $44.3 million                          55.7        54.5
 Industrial revenue bonds, average rate 6.9%,
   due through 2008                                   39.3        40.9
 Debentures, 6.75%, due 2013                          99.5        99.5
 Debentures, 8.875%, due 2016                         74.5        74.5
 Debentures, 8.875%, due 2021                         74.9        74.9
 Debentures, 7.625%, putable in 2004, due 2024        99.7
 Medium-term notes, average rate 7.3%, due
   through 2023                                      145.0       145.0
 Other notes payable, average rate 6.4%, due
   through 2031                                      354.9       215.7
                                                 ---------   ---------
                                                   1,449.2     1,621.8
 Less current maturities                              43.6        36.2
                                                 ---------   ---------
                                                  $1,405.6    $1,585.6
                                                 =========   =========


At January 1, 1995, and January 2, 1994, the weighted average interest on short-term borrowings was 6% and 4.9%, respectively.

The 6.5% convertible subordinated debentures are convertible into Corning common stock at any time at a conversion rate of 79.4616 shares of common stock for each $1,000 principal amount of debentures, subject to adjustment for certain events. The debentures are redeemable through a sinking fund, requiring mandatory annual payments of $2.25 million commencing in 1996.

At January 1, 1995, loans payable beyond one year become payable:

 1996     1997       1998     1999    2000-2031

$158.6    $75.8     $76.4    $168.2    $926.6


Based on borrowing rates currently available to the company for loans with similar terms and maturities, the fair value of loans payable beyond one year was $1.4 billion at year end 1994.

In 1994, Corning repaid the $400 million of debt outstanding under its acquisition credit lines at January 2, 1994, primarily with the proceeds from the Convertible Monthly Income Preferred Securities offering.

9.   LOANS PAYABLE
  (Continued)

Unused bank revolving-credit agreements in effect at January 1, 1995, provide for Corning to borrow up to $1.2 billion. The revolving-credit agreements provide for borrowing of U.S. dollars and Eurocurrency at various rates. Corning also has the ability to issue up to $500 million of medium- and long-term debt through public offerings under existing shelf-registration statements filed with the Securities and Exchange Commission.

10.  CONVERTIBLE MONTHLY INCOME PREFERRED SECURITIES

In July 1994, Corning and Corning Delaware L.P., a special purpose limited partnership in which Corning is the sole general partner, completed a public offering of 7.5 million shares of Convertible Monthly Income Preferred Securities (MIPS), guaranteed by Corning and convertible into Corning common stock at the rate of 1.2821 shares of Corning common stock for each preferred security (equivalent to a conversion price of $39 per share). Dividends on the preferred securities are payable by Corning Delaware at the annual rate of 6% of the liquidation preference of $50 per preferred security. The proceeds, which totaled $364.4 million (net of $9.4 million of underwriting commissions and expense) were used to retire the remaining debt incurred in the 1993 acquisition of Damon.

After August 5, 1998, the preferred securities will be redeemable, at the option of Corning Delaware, for $51.80 per preferred security reduced annually by $0.30 to a minimum of $50 per preferred security. The preferred securities are subject to mandatory redemption on July 21, 2024, at a redemption price of $50 per preferred security.

Corning may cause Corning Delaware to delay the payment of dividends for up to 60 months. During such period, dividends on the MIPS will compound monthly and Corning may not declare or pay dividends on its common stock. If Corning Delaware fails to pay dividends on the MIPS for 15 consecutive months or upon the occurrence of certain other events, the preferred securities may convert, at the option of the holders, to Corning Series C convertible preferred stock, par value $100 per share. The Series C convertible preferred sock will have dividend, conversion, optional redemption, and other terms substantially similar to the terms of the MIPS, except that, among other things, the holders of Series C preferred stock will have the right to elect two additional directors of Corning whenever dividends are in arrears for 18 months and the Series C preferred stock will not be subject to mandatory redemption.

11.  CONVERTIBLE PREFERRED STOCK

Corning has 10 million authorized shares of Series Preferred Stock, par value $100 per share. Of the authorized shares, 600,000 shares have been designated Series A Junior Participating Preferred Stock of which no shares have been issued.

At year end 1994, 1993 and 1992, 249,000; 257,000 and 269,000 shares of
Series B Convertible Preferred Stock were outstanding, respectively. Each Series B share is convertible into four shares of Corning common stock and has voting rights equivalent to four common shares. Cumulative cash dividends are paid at the rate of 8% per annum. The Series B shares were sold exclusively to the trustee of Corning's existing employee investment plans, based upon directions from plan participants. Participants may cause Corning to redeem the shares at 100% of par upon reaching age 55 or later, retirement, termination of employment or in certain cases of financial hardship. The Series B shares are redeemable by Corning at $108 per share reduced annually on October 1, commencing in 1990, by $1 per share to a minimum of $100 per share.

12.  COMMON STOCKHOLDERS' EQUITY
                                        1994         1993        1992

Common stock at par value:
Balance at beginning of year           $114.0      $ 110.0      $216.3
Shares issued                            13.9          4.0         1.9
Adjustment for decrease in par value                            (108.2)
                                      -------     --------     -------
Balance at end of year                  127.9        114.0       110.0
                                      -------     --------     -------
Capital in excess of par value:
Balance at beginning of year         $  673.5      $ 656.5      $506.8
Shares issued                           369.4         17.0        41.5
Adjustment for decrease in par value                             108.2
                                    ---------     --------     -------
Balance at end of year                1,042.9        673.5       656.5
                                    ---------     --------     -------
Unearned compensation:
Balance at beginning of year          $(160.7)     $(198.6)    $(234.3)
Corning Stock Ownership Trust             4.6         44.2        20.4
Other, net                               16.7         (6.3)       15.3
                                     --------     --------    --------
Balance at end of year                 (139.4)      (160.7)     (198.6)
                                     --------     --------    --------
Retained earnings:
Balance at beginning of year         $1,581.9     $1,704.1    $1,845.7
Net income (loss)                       281.3        (15.2)      (12.6)
Dividends declared ($0.69 per share
  in 1994, $0.68 per share in 1993,
  and $0.62 per share in 1992)         (152.2)      (136.2)     (122.4)
Other, net                                3.5         29.2        (6.6)
                                    ---------    ---------   ---------
Balance at end of year                1,714.5      1,581.9     1,704.1
                                    ---------    ---------   ---------
Treasury stock:
Balance at beginning of year          $(516.5)     $(473.6)    $(361.5)
Repurchases of shares, net               (7.2)       (42.9)     (112.1)
                                     --------     --------    --------
Balance at end of year                 (523.7)      (516.5)     (473.6)
                                     --------     --------    --------
Cumulative translation adjustment:
Balance at beginning of year           $ (6.4)     $   5.4      $ 45.8
Translation adjustment                   47.2        (11.8)      (40.4)
                                      -------     --------     -------
Balance at end of year                   40.8         (6.4)        5.4
                                      -------     --------     -------
Common stockholders' equity          $2,263.0     $1,685.8    $1,803.8
                                    =========    =========   =========

12.  COMMON STOCKHOLDERS' EQUITY
     (Continued)

In 1994, Corning issued 8 million shares of common stock in a single-block transaction. The net proceeds from this offering totaled $233 million and were used to finance the acquisition of the shares of capital stock of Corning Vitro Corporation held by Vitro and the acquisition of Northern Telecom Limited's optical-fiber and optical-cable businesses. Corning issued 18 million, 6.3 million and 2.1 million shares of common stock for pooling-of-interests business combinations in 1994, 1993, and 1992, respectively.

In 1992, the stockholders approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million to 500 million and to decrease the par value of common stock from $1 to $0.50 per share. An amount equal to $0.50 per share was transferred from the common stock account to capital in excess of par value to reflect the reduced par value.

Corning has established the Corning Stock Ownership Trust (CSOT) to fund future employee purchases of common stock through its contributions to Corning's Investment and Employee Stock Purchase Plans. Corning sold 4 million treasury shares to the CSOT. At January 1, 1995, 2.8 million shares remained in the CSOT. Shares held by the CSOT are not considered outstanding for earnings per common share calculations until released to the Plans.

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

13.  STOCK COMPENSATION PLANS

Stock compensation plans include the 1994 Employee Equity Participation Program, which covers 9 million shares and the 1991 Divisional Incentive Stock Plan, which covers 400,000 shares. These and predecessor plans provide the authorization for Corning's three common stock plans discussed below. No future awards or grants may be made under the predecessor plans except for currently outstanding rights. At January 1, 1995, 6.4 million shares were available for sale or grant under these plans.

Proceeds from the sale of stock under these plans are added to capital stock accounts. Compensation expense is recorded for awards of shares or share rights over the period earned. These plans resulted in expense of $16.5 million in 1994, $3.1 million in 1993, and $23.4 million in 1992.

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

In connection with the Nichols acquisition in 1994, the Costar acquisition in 1993, and the Biosym acquisition in 1992, Corning issued options to purchase 1.1 million shares, 322,000 shares and 685,000 shares, respectively, of Corning common stock in substitution for stock options assumed.

13.  STOCK COMPENSATION PLANS
     (Continued)

Transactions for the three years ended January 1, 1995, were:

                                                        Weighted
                                          Number        Average
                                        of Shares       Exercise
                                       in Thousands      Price

   Options outstanding
     December 29, 1991                    6,145          $19.75
   Options granted under Plan               621          $38.50
   Options granted in Biosym
     transaction                            685          $ 6.47
   Options exercised                     (1,049)         $12.52
   Options terminated                       (48)         $16.43
                                        -------         -------

   Options outstanding January 3, 1993    6,354          $21.36
   Options granted under Plan             1,244          $29.72
   Options granted in Costar
     transaction                            322          $ 9.11
   Options exercised                       (656)         $12.21
   Options terminated                       (42)         $14.43
                                        -------         -------

   Options outstanding January 2, 1994    7,222          $23.13
   Options granted under Plan             2,511          $31.03
   Options granted in Nichols
     transaction                          1,050          $14.33
   Options exercised                       (824)         $12.34
   Options terminated                      (126)         $26.23
                                        -------         -------

   Options outstanding January 1, 1995    9,833          $25.07
                                        =======         =======

Options covering 5.2 million shares were exercisable at January 1, 1995.

EQUITY PURCHASE PLAN

Under the Equity Purchase Plan, shares were sold to certain employees at book value and must be repurchased by the company at book value or converted to equivalent unrestricted shares. At January 1, 1995, a total of 1.7 million shares were outstanding under this plan. No shares will be sold under this plan in the future.

INCENTIVE STOCK PLANS

The Incentive Stock Plan and the Divisional Incentive Stock Plan permit stock grants, either determined by specific performance goals or issued directly, in most instances subject to the possibility of forfeiture and without cash consideration. The Divisional Incentive Stock Plan is not available to officers of the company.

In 1994 and 1993, grants of 576,000 and 681,000 shares, respectively, were made under these plans. At January 1, 1995, there were outstanding incentive rights covering 43,000 shares which may be issued in future years depending on the achievement of specific measurable performance goals. A total of 4.3 million shares issued in prior years remain subject to forfeiture at January 1, 1995.

14.  EMPLOYEE STOCK OWNERSHIP PLAN

Corning has established the Employee Stock Ownership Plan (ESOP) within its existing employee investment plans. At inception of the plan, Corning borrowed $50 million and loaned the proceeds to the ESOP. The ESOP used the proceeds to purchase 4 million treasury shares. Corning's receivable from the ESOP was $22 million and $27.3 million at the end of 1994 and 1993, respectively, and is classified as unearned compensation in common stockholders' equity.

14.  EMPLOYEE STOCK OWNERSHIP PLAN
     (Continued)

Corning is obligated to make monthly contributions to the plan sufficient to enable the ESOP to pay its loan, including interest. These contributions are classified as expense at the time they are made.

Contributions to the ESOP were $6.2 million in 1994, $5.9 million in 1993, and $5 million in 1992. Dividends on unallocated shares reduced contribution requirements by $1 million in 1994, $1.3 million in 1993, and $2.2 million in 1992. Shares held by the ESOP are included in weighted average shares for earnings per share calculations.

15.  COMMITMENTS AND GUARANTEES

Minimum rental commitments under leases outstanding at January 1, 1995, are:

 1995     1996      1997      1998      1999    2000-2015

$81.1     $65.3     $48.8     $36.4     $27.0     $91.7


Rental expense was $108.6 million in 1994, $90.2 million in 1993 and $82.9 million in 1992.

The ability of certain subsidiaries and associated companies to transfer funds is limited by provisions of certain loan agreements and foreign government regulations. At January 1, 1995, the amount of equity subject to such restrictions for consolidated subsidiaries totaled $73.5 million. While this amount is legally restricted, it does not result in operational difficulties since Corning has generally permitted subsidiaries to retain a majority of equity to support their growth programs. At January 1, 1995, loans of equity affiliates guaranteed by Corning totaled $29.1 million.

At January 1, 1995, Corning had forward foreign currency contracts designated as hedges to purchase $55.4 million U.S. dollars. These contracts are held by Corning and its subsidiaries and will mature at various dates in 1995. Corning management does not believe that its foreign exchange exposure or its hedging program are material to Corning's financial position or results of operations.

16.  INTERNATIONAL ACTIVITIES

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

                                                   Eliminations
                                   Latin America,      and
                 United             Asia-Pacific   Unallocated
1994             States     Europe   and Canada      Amounts     Consolidated
Revenues      $4,429.4(1)   $215.8     $125.3       $  28.7      $ 4,799.2
Transfers
  between
  areas           93.5        20.9        0.8        (115.2)

Total         --------      ------     ------       -------      ---------
  revenues    $4,522.9      $236.7     $126.1       $ (86.5)     $ 4,799.2
Income before
  tax            500.9(2)     47.2       30.6        (119.2)         459.5

Identifiable
  assets at
  year end     4,960.8       339.2      319.1         403.6        6,022.7
R&D
  expenditures   162.9        10.3        3.7                        176.9

1993
Revenues      $3,659.9(1)   $242.8     $102.1       $  29.9      $ 4,034.7
Transfers
  between
  areas           53.8         9.9                    (63.7)
              --------      ------     ------       -------      ---------
Total
  revenues    $3,713.7      $252.7     $102.1        $(33.8)     $ 4,034.7
Income before
  tax (3)        224.0         6.2       23.6         (97.1)         156.7

Identifiable
  assets at
  year end     4,319.8       393.7      298.9         219.3        5,231.7
R&D
  expenditures   157.1        10.9        5.1                        173.1

1992
Revenues      $3,333.4(1)   $289.7     $ 85.6        $ 35.3      $ 3,744.0
Transfers
  between
  areas           49.7        14.4                    (64.1)
              --------      ------     ------        ------      ---------
Total
  revenues    $3,383.1      $304.1     $ 85.6        $(28.8)     $ 3,744.0
Income (loss)
  before tax    440.9        36.2      (48.0)(4)      (92.5)         336.6

Identifiable
  assets at
  year end     2,894.0       523.1      262.0         607.2        4,286.3
R&D
  expenditures   135.2        12.0        3.9                        151.1

(1) 1994, 1993, and 1992 U.S. sales to unaffiliated customers include $518.2 million, $424.8 million, and $403.1 million of export sales; $184 million , $162.7 million, and $188.7 million to Europe; and $334.2 million, $262.1 million, and $214.4 million to Latin America, Asia-Pacific and Canada.
(2) The 1994 restructuring and other special charges of $82.3 million were included in income before tax of the United States.
(3) The 1993 restructuring and other special charges of $207 million were included in income before tax of the United States ($193.9 million), Europe ($9.5 million) and Latin America, Asia-Pacific and Canada ($3.6 million).
(4) The 1992 restructuring charge of $63.3 million related to Corning Vitro Corporation's Brazilian operations is included in income before tax of Latin America, Asia-Pacific, and Canada.

QUARTERLY OPERATING RESULTS AND RELATED MARKET DATA
(unaudited)

(In millions, except       First     Second      Third     Fourth     Total
per-share amounts)        Quarter    Quarter    Quarter    Quarter    Year


1994
Revenues                  $956.6     $1,109.2   $1,452.7   $1,280.7   $4,799.2
Gross Profit               326.8        409.6      524.5      448.7    1,709.6
Income before taxes         79.0        140.8       92.4(1)   147.3      459.5
Equity in earnings (loss)
  of affiliates             16.5         34.0       42.4      (44.2)(1)   48.7
Net income                  58.0        111.4       76.9       35.0      281.3

Per Common Share:
  Net income               $0.28       $ 0.54     $ 0.36      $0.14     $ 1.32
  Dividend declared         0.17         0.17       0.17       0.18       0.69
  Price range
    High                 $33 1/8      $34 1/8    $ 34 3/8    $35 1/8
    Low                   27 5/8       30 1/4      29         28 7/8

1993
Revenues                  $823.4       $912.8    $1,207.4   $1,091.1  $4,034.7
Gross Profit               284.9        338.4       409.0      375.5   1,407.8
Income (loss) before
  taxes                     69.6(1)     100.9       (98.2)(1)   84.4     156.7
Equity in earnings
  (loss) of affiliates       7.2         27.4        21.8(1)  (176.4)(1)(120.0)
Net income (loss)           49.8         89.8       (33.9)    (120.9)    (15.2)

Per Common Share:
  Net income (loss)        $0.26       $ 0.47      $(0.18)    $(0.64)   $(0.09)
  Dividend declared         0.17         0.17        0.17       0.17      0.68
  Price range
    High                 $38 3/4      $35 5/8     $34 7/8     $ 28
    Low                   30 5/8       32 1/8      27 3/8       24 1/2

(1) Includes impact of unusual item(s), which are described in Note 7 to the Consolidated Financial Statements.

FIVE YEARS IN REVIEW - HISTORICAL COMPARISON
(Dollar amounts in millions, except per-share amounts)

                                       1994        1993        1992        1991        1990

Per Common Share Data
Income (loss) before extraordinary
  credit and cumulative effect
  of changes in accounting methods   $   1.32    $  (0.09)   $   1.40    $   1.66    $   1.53
Tax benefit of loss carryforwards                                 .04         .03         .02
Cumulative effect of changes in
  accounting methods (1)                                        (1.52)
Net income (loss)                    $   1.32    $  (0.09)   $  (0.08)   $   1.69    $   1.55
Dividends declared (2)               $   0.69    $   0.68    $   0.62    $   0.68    $   0.46
Weighted average shares
  outstanding (millions)                211.8       192.0       188.6       186.5       186.9

Operations
Net sales                            $4,770.5    $4,004.8    $3,708.7    $3,259.2    $2,940.5
Research and development expenses       176.9       173.1       151.1       130.7       124.5
Non-operating gains                                                           8.1        69.2
Provision for restructuring and
  other special charges                  82.3       207.0        63.3
Equity in earnings (losses) of
  associated companies                   48.7      (120.0)       43.8       111.7       107.5
Income (loss) before extraordinary
  credit and cumulative effect
  of changes in accounting methods      281.3       (15.2)      266.3       311.2       289.1
Tax benefit of loss carryforwards                                 7.7         5.6         2.9
Cumulative effect of changes
  in accounting methods (1)                                    (286.6)

Net Income (Loss)                    $  281.3    $  (15.2)   $  (12.6)   $  316.8    $  292.0

Financial Position
Assets
  Working capital                    $  652.1    $  451.4    $  465.2    $  521.0    $  458.4
  Investments                           693.8       630.7       944.3       931.5       804.5
  Plant and equipment, net            1,890.6     1,759.8     1,605.0     1,429.6     1,351.8
  Total assets                        6,022.7     5,231.7     4,286.3     3,852.6     3,512.0

Capitalization
  Loans payable beyond one year      $1,405.6    $1,585.6    $  815.7    $  700.0    $  611.2
  Other liabilities and deferred
    credits                             643.6       668.6       574.6       282.4       278.7
  Minority interest in
    subsidiary companies                247.0       245.7       241.2       115.1       101.6
  Convertible preferred securities
    of subsidiary                       364.4
  Convertible preferred stock            24.9        25.7        26.9        27.9        30.7
  Common stockholders' equity         2,263.0     1,685.8     1,803.8     2,018.8     1,850.3
                                     --------    --------    --------    --------    --------
  Total capitalization               $4,948.5    $4,211.4    $3,462.2    $3,144.2    $2,872.5
                                     ========    ========    ========    ========    =========

FIVE YEARS IN REVIEW - HISTORICAL COMPARISON
(Continued)

                                       1994        1993        1992        1991        1990
Selected Data and Ratios
Common dividends declared            $  150.1    $  134.1    $  120.2    $  128.2    $   85.3
Preferred dividends declared         $    2.1    $    2.1    $    2.2    $    2.4    $    2.5
Additions to plant and equipment     $  386.9    $  443.1    $  377.4    $  313.0    $  261.4
Depreciation and amortization        $  338.4    $  280.4    $  248.2    $  231.3    $  211.2
Number of employees                    43,000      39,200      31,100      30,700      28,600
Number of common stockholders          21,600      19,000      16,200      15,000      15,300
Return on average common
  stockholders' equity                   14.1%                               16.3%       16.3%

  Per-share amounts have been adjusted for the 2-for-1 stock split effective January 13, 1992.

(1) During 1992, Corning recorded an after-tax charge of $294.8 million ($1.56 per common share) in the first quarter and increased 1992 net postretirement benefit expense of $21.3 million ($0.11 per common share) for both consolidated and equity companies as a result of the adoption of FAS 106. In addition, Corning recognized an $8.2 million gain ($0.04 per common share) from an equity company's adoption of FAS 109.
(2) Includes a special dividend of $0.15 per common share in the fourth quarter 1991.

INVESTOR INFORMATION

ANNUAL MEETING
The annual meeting of shareholders will be held on Thursday, April 27, 1995, in Corning, N.Y. A formal notice of the meeting together with a proxy statement will be mailed to shareholders on or about March 15, 1995. A full report of the proceedings at the annual meeting will be available without charge upon written request to Mr. A. John Peck Jr., secretary, Corning Incorporated, HQ-E2-A14, Corning, N.Y. 14831.

ADDITIONAL INFORMATION
A copy of the company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Mr. A. John Peck Jr., secretary, Corning Incorporated, HQ-E2-A14, Corning, N.Y. 14831.

HIGH PERFORMANCE WORKPLACE
The company has prepared a report on its progress in moving toward the high performance workplace. The report generally follows the checklist set forth at the conclusion of the "Road to High Performance Workplaces: A Guide to Better Jobs and Better Business Results - 1994" prepared by the Office of the American Workplace, U.S. Department of Labor, and as such measures practices in the following areas - Skills and Information; Participation, Organization and Partnership; and Compensation, Security and Work Environment. Shareholders who wish to receive a copy of this report should contact the Secretary at the above address.

INVESTOR INFORMATION
Investment analysts who need additional information may contact Mr. Richard B. Klein, senior vice president, External Reporting and
Communications, HQ-E2-20-T24, Corning, N.Y.  14831; Telephone (607) 974-
8313.

COMMON STOCK
Corning Incorporated common stock is listed on the New York Stock Exchange and the Zurich Stock Exchange. In addition, it is traded on the Boston, Midwest, Pacific and Philadelphia stock exchanges. Common stock options are traded on the Chicago Board Options Exchange. The abbreviated ticker symbol for Corning Incorporated is "GLW."

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

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSING AGENT
Harris Trust and Savings Bank
Shareholder Services Division
P.O. Box 755
Chicago, Ill.  60690-0755
Telephone:  (800) 255-0461

For people with hearing impairments, Harris Bank has a Telecommunication Device for the Deaf (TDD) telephone. The listing is Harris Bank, Hearing Impaired Telephone, TDD (312) 461-5633 or TDD (312) 461-5637.

CHANGE OF ADDRESS
Report change of address to Harris Trust and Savings Bank at the above address.

INDEPENDENT ACCOUNTANTS
Price Waterhouse LLP
1177 Avenue of the Americas
New York, N.Y.  10036

Corning Incorporated and Subsidiary Companies
Schedule II - Valuation Accounts and Reserves

                                   Balance at              Net Deductions  Balance at
Year Ended January 1, 1995           1-2-94     Additions    and Other       1-1-95
Doubtful accounts and allowances     $ 70.5       $ 62.6       $ 43.7        $ 89.4
LIFO valuation                       $ 99.4       $  2.4       $ 42.9        $ 58.9
Deferred tax assets valuation
  allowance                          $ 21.8       $ 24.9       $  1.0        $ 45.7
Accumulated amortization of goodwill
  and other intangible assets        $106.8       $ 66.0       $  2.0        $170.8
Reserves for accrued costs
  of business restructuring          $232.5       $ 69.0(A)    $ 152.5       $149.0(B)

                                   Balance at              Net Deductions  Balance at
Year Ended January 2, 1994           1-3-93     Additions    and Other       1-2-94
Doubtful accounts and allowances     $ 56.8       $ 48.9       $ 35.2        $ 70.5
LIFO valuation                       $105.9       $  4.9       $ 11.4        $ 99.4
Deferred tax assets valuation
  allowance                            --         $ 21.8         --          $ 21.8
Accumulated amortization of goodwill
  and other intangible assets        $ 94.7       $ 23.6       $ 11.5        $106.8
Reserves for accrued costs
  of business restructuring          $ 63.3       $247.8(C)    $ 78.6        $232.5(B)


                                   Balance at              Net Deductions  Balance at
Year Ended January 3, 1993          12-29-91    Additions    and Other       1-3-93
Doubtful accounts and allowances     $ 53.7       $ 39.7       $ 36.6        $ 56.8
LIFO valuation                       $105.3       $  3.6       $  3.0        $105.9
Accumulated amortization of goodwill
  and other intangible assets        $ 71.5       $ 23.2         --          $ 94.7
Reserves for accrued costs
  of business restructuring          $  8.8       $ 63.3       $  8.8        $ 63.3

(A) Includes $18.3 million of reserves resulting from business acquisitions and divestitures.
(B) Includes short-term reserves of $102.4 million and $155 million in 1994 and 1993, respectively.
(C) Includes $77.3 million of reserves resulting from business acquisitions.

                           Suite 3900                   Telephone 313 259 0500
                           200 Renaissance Center
                           Detroit, MI  48243


Price Waterhouse LLP


REPORT OF INDEPENDENT ACCOUNTANTS

January 20, 1995

To the Stockholders and
Board of Directors of
Dow Corning Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the financial statements, the Company is involved in product liability litigation and claims related to breast implants for which it is seeking recovery from insurance carriers. The Company has recorded a liability for its obligations under a settlement agreement and an estimated liability for costs not covered by the settlement agreement. Additionally, the Company has recorded an estimated insurance receivable related to these liabilities. The estimated amounts were recorded based upon all currently available information. However, as additional facts and circumstances develop, it may be necessary for the Company to revise its estimate of the costs not covered by the settlement agreement as well as the estimate of the insurance receivable.

In 1992, the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106 as discussed in Note 13 and its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 as discussed in Note 15.

Price Waterhouse LLP

                            DOW CORNING CORPORATION
                            -----------------------

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


                                                                         Page
                                                                         ----

Consolidated balance sheets at December 31, 1994 and 1993                57-58


Consolidated statements of operations and retained earnings for
 the years ended December 31, 1994, 1993 and 1992                          59


Consolidated statements of cash flow for the years ended
 December 31, 1994, 1993 and 1992                                          60


Notes to consolidated financial statements                               61-80


Supplementary Data for the years ended December 31, 1994 and 1993:

      Quarterly financial information                                      81




     All other supplementary data and financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the accompanying notes.

                           DOW CORNING CORPORATION
                           -----------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                          (in millions of dollars)

                                   ASSETS
                                   ------

                                                          December 31,
                                                   --------------------------
                                                     1994             1993
                                                     ----             ----

CURRENT ASSETS:
   Cash and cash equivalents                       $  201.1         $  263.0
                                                   --------         --------

   Short-term investments                               0.7              0.9
                                                   --------         --------

   Accounts and notes receivable -
     Trade (less allowance for doubtful accounts
       of $10.2 in 1994 and $8.4 in 1993)             380.4            318.5
     Anticipated implant insurance receivable         157.5              -
     Other receivables                                 35.8             54.5
                                                   --------         --------
                                                      573.7            373.0
                                                   --------         --------

   Inventories                                        308.4            285.6
                                                   --------         --------

   Other current assets -
     Deferred income taxes                            252.9            118.4
     Implant deposit                                  275.0              -
     Other                                             24.0             28.3
                                                   --------         --------
                                                      551.9            146.7
                                                   --------         --------

               Total current assets                 1,635.8          1,069.2
                                                   --------         --------

PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements                         150.8            130.9
   Buildings                                          467.0            436.0
   Machinery and equipment                          2,181.9          2,011.3
   Construction-in-progress                           135.2            132.5
                                                   --------         --------
                                                    2,934.9          2,710.7
   Less - Accumulated depreciation                 (1,743.0)        (1,544.6)
                                                   --------         --------
                                                    1,191.9          1,166.1
                                                   --------         --------

OTHER ASSETS:
   Anticipated implant insurance receivable           943.6            663.7
   Deferred income taxes                              182.7            229.6
   Other                                              139.2            133.7
                                                   --------         --------
                                                    1,265.5          1,027.0
                                                   --------         --------

                                                   $4,093.2         $3,262.3
                                                   ========         ========

     The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           DOW CORNING CORPORATION
                           -----------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                 (in millions of dollars except share data)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                          December 31,
                                                   --------------------------
                                                     1994             1993
                                                     ----             ----

CURRENT LIABILITIES:
   Notes payable                                   $  404.9         $  233.7
   Current portion of long-term debt                   41.9             33.5
   Trade accounts payable                             160.2            147.1
   Income taxes payable                                42.6             18.6
   Accrued payrolls and employee benefits              61.8             60.4
   Accrued taxes, other than income taxes              18.3             19.6
   Implant reserve                                    475.4            158.7
   Other current liabilities                          119.9             99.0
                                                   --------         --------
           Total current liabilities                1,325.0            770.6
                                                   --------         --------

LONG-TERM DEBT                                        335.1            314.7
                                                   --------         --------

OTHER LONG-TERM LIABILITIES:
   Implant reserve                                  1,286.9          1,100.0
   Deferred income taxes                                3.4             14.6
   Other                                              348.7            311.2
                                                   --------         --------
                                                    1,639.0          1,425.8
                                                   --------         --------

CONTINGENT LIABILITIES (NOTE 2)


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES        117.9            102.8
                                                   --------         --------

STOCKHOLDERS' EQUITY:
   Common stock, $5 par value - 2,500,000 shares
     authorized and outstanding                        12.5             12.5
   Retained earnings                                  597.5            604.3
   Cumulative translation adjustment                   66.2             31.6
                                                   --------         --------
           Stockholders' equity                       676.2            648.4
                                                   --------         --------

                                                   $4,093.2         $3,262.3
                                                   ========         ========

     The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                        DOW CORNING CORPORATION
                                        -----------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                      -----------------------------------------------------------
                              (in millions of dollars except share data)

                                                                           Year ended December 31,
                                                                      ----------------------------------
                                                                        1994         1993         1992
                                                                        ----         ----         ----

NET SALES                                                             $2,204.6     $2,043.7     $1,955.7
                                                                      --------     --------     --------

OPERATING COSTS AND EXPENSES:
  Manufacturing cost of sales                                          1,470.3      1,403.9      1,343.2
  Marketing and administrative expenses                                  415.4        403.9        410.4
  Implant costs                                                          241.0        640.0         69.0
  Special items                                                            -            -           40.0
                                                                      --------     --------     --------

                                                                       2,126.7      2,447.8      1,862.6
                                                                      --------     --------     --------

OPERATING INCOME (LOSS)                                                   77.9       (404.1)        93.1

OTHER INCOME (EXPENSE):
  Interest income, currency gains (losses) and other, net                  7.0         15.4        (20.6)
  Interest expense                                                       (70.3)       (33.3)       (22.5)
                                                                      --------     --------     --------

INCOME (LOSS) BEFORE INCOME TAXES                                         14.6       (422.0)        50.0

Income tax provision (benefit)                                             7.9       (150.9)        10.1

Minority interests' share in income                                       13.5         15.9         11.5
                                                                      --------     --------     --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECTS OF
  CHANGES IN ACCOUNTING PRINCIPLES (1994 - $(2.72) per share;
  1993 - $(114.80) per share; 1992 - $11.36 per share)                    (6.8)      (287.0)        28.4


  Cumulative effect of adopting Statement of Financial Accounting
    Standards No. 106 - Employers' Accounting for Postretirement
    Benefits Other Than Pensions, net of applicable income taxes
    ($(46.72) per share)                                                    -           -         (116.8)

  Cumulative effect of adopting Statement of Financial Accounting
    Standards No. 109 - Accounting for Income Taxes ($6.56 per share)       -           -           16.4
                                                                      --------     --------     --------

NET INCOME (LOSS) (1994 - $(2.72) per share; 1993 - $(114.80) per
  share; 1992 - $(28.80) per share)                                       (6.8)      (287.0)       (72.0)

Retained earnings at beginning of year                                   604.3        891.3      1,028.8

Cash dividends (1992 - $26.20 per share)                                   -            -          (65.5)
                                                                      --------     --------     --------

Retained earnings at end of year                                      $  597.5     $  604.3     $  891.3
                                                                      ========     ========     ========

     The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                        DOW CORNING CORPORATION
                                        -----------------------
                                  CONSOLIDATED STATEMENTS OF CASH FLOW
                                  ------------------------------------
                                        (in millions of dollars)

                                                                        Year ended December 31,
                                                                   ----------------------------------
                                                                     1994         1993         1992
                                                                     ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) before cumulative effects of changes
    in accounting principles                                       $  (6.8)     $(287.0)     $  28.4
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities -
       Depreciation and amortization                                 189.7        197.1        190.6
       Deferred income taxes                                         (96.8)      (211.5)       (40.7)
       Implant charges including imputed interest                    269.3        640.0         69.0
       Implant payments                                             (240.4)       (91.2)       (47.8)
       Implant insurance reimbursement                                71.4          -            -
       Implant deposit                                              (275.0)         -            -
       Special items                                                   -            -           40.0
       Other                                                          27.2         18.5         17.2
   Changes in assets and liabilities -
       Accounts and notes receivable                                 (29.2)       (44.8)        (7.5)
       Inventories                                                   (11.4)        44.0         14.8
       Accounts payable                                                5.5         18.3        (10.3)
       Income taxes payable                                           22.4        (24.7)        11.2
       Other current liabilities                                      11.9         19.2         (8.4)
                                                                   -------      -------      -------

            Cash provided by (used for) operating activities         (62.2)       277.9        256.5
                                                                   -------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (177.6)      (182.3)      (214.6)
   Proceeds from sale of assets                                        -           66.3          -
   Business acquisitions, net of cash acquired                         -            -          (29.8)
   Other                                                             (13.0)         9.6         (5.1)
                                                                   -------      -------      -------

            Cash used for investing activities                      (190.6)      (106.4)      (249.5)
                                                                   -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                               92.3         58.8         82.5
   Payments on long-term debt                                        (69.2)       (49.9)       (81.9)
   Payments on revolving credit agreement                              -         (100.0)         -
   Proceeds from revolving credit agreement                          225.0        150.0        100.0
   Net change in other short-term borrowings                         (57.2)        25.0        (41.7)
   Dividends paid to stockholders                                      -            -          (65.5)
                                                                   -------      -------      -------

            Cash provided by (used for) financing activities         190.9         83.9         (6.6)
                                                                   -------      -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                -           (0.8)         0.1
                                                                   -------      -------      -------

CHANGES IN CASH AND CASH EQUIVALENTS:
   Net increase (decrease) in cash and cash equivalents              (61.9)       254.6          0.5
   Cash and cash equivalents at beginning of year                    263.0          8.4          7.9
                                                                   -------      -------      -------

   Cash and cash equivalents at end of year                        $ 201.1      $ 263.0      $   8.4
                                                                   =======      =======      =======

     The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                           DOW CORNING CORPORATION
                           -----------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                 (in millions of dollars except where noted)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

Principles of Consolidation
- ---------------------------

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

Cash Equivalents and Short-Term Investments
- -------------------------------------------

     Cash equivalents include all highly liquid investments purchased with an original maturity of ninety days or less. All other temporary investments are classified as short-term investments. The carrying amounts for cash equivalents and short-term investments approximate their fair values.

Inventories
- -----------

     Inventories are stated at the lower of cost or market. The cost of the majority of inventories is determined using the last-in, first-out (LIFO) method and the remainder is valued using the first-in, first-out (FIFO) method.

Property and Depreciation
- -------------------------

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

     The Company follows the policy of capitalizing interest as a component of the cost of capital assets constructed for its own use. Interest capitalized was $14.3 in 1994, $12.0 in 1993, and $11.8 in 1992.

Intangibles
- -----------

     Other assets include $24.8 and $27.0 of intangible assets at December 31, 1994 and 1993, respectively, representing the excess of cost over net assets of businesses acquired. These intangible assets are being amortized on a straight-line basis over 10 years. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives.

- ---------------------------------------------------

Deferred Investment Grants
- --------------------------

     Included in other long-term liabilities are deferred investment incentives (grants) which the Company has received related to certain capital expansion projects in Belgium, Canada and the United Kingdom. Such grants are deferred and recognized in income over the service lives of the related assets. At December 31, 1994 and 1993, gross deferred investment incentives were $89.7 and $84.6 with related accumulated amortization of $72.8 and $62.8, respectively.

Income Taxes
- ------------

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

Research and Development Costs
- ------------------------------

     Research and development costs are charged to operations when incurred and are included in manufacturing cost of sales. These costs totalled $174.0 in 1994, $163.9 in 1993, and $161.2 in 1992.

Currency Translation
- --------------------

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

Interest and Currency Rate Derivatives
- --------------------------------------

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

- ---------------------------------------------------

New Accounting Standard
- -----------------------

     In January 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits." This new standard requires, among other things, that the expected costs of benefits paid to former or inactive employees after employment but before retirement be recognized when the benefits are earned or become payable when certain conditions are met rather than the previous method which recognized these costs when they were paid. The adoption of this new standard did not materially impact the Company's consolidated financial condition or results of operations.

Reclassifications
- -----------------

     Certain reclassifications of prior year amounts have been made to conform to the presentation adopted in 1994.

NOTE 2 - CONTINGENCIES
- ----------------------

Breast Implant Litigation and Claims
- ------------------------------------

     Prior to January 6, 1992, the Company, directly and through its wholly-owned subsidiary, Dow Corning Wright Corporation, was engaged in the manufacture and sale of silicone gel breast implants and the raw material components of these products. As part of a review process initiated in 1991 by the United States Food and Drug Administration (FDA) of Premarket Approval Applications (PMAA) for silicone gel breast implants, on January 6, 1992, the FDA asked breast implant producers and medical practitioners to voluntarily halt the sale and use of silicone gel breast implants pending further review of the safety and effectiveness of such devices, and the Company complied with the FDA's request and suspended shipments of implants. Subsequently, the Company announced that it would not resume the production or sale of silicone gel breast implants and that it would withdraw its PMAA for silicone gel breast implants from consideration by the FDA.

     Since late 1991, there has been considerable publicity associated with the breast implant controversy, and the Company experienced a substantial increase in the number of lawsuits against the Company relating to breast implants. As of December 31, 1994, the Company has been named, often together with other defendants, in approximately 19,000 pending breast implant products liability lawsuits filed by or on behalf of individuals who claim to have or have had silicone gel breast implants. Many of these cases involve multiple plaintiffs. In addition, there were 45 breast implant products liability class action lawsuits which had been filed against the Company as of December 31, 1994. It is anticipated that the Company will be named as a defendant in additional breast implant lawsuits in the future by those breast implant recipients not participating in the Breast Implant Litigation Settlement Agreement (as described below). The typical alleged factual bases for these lawsuits include allegations that the plaintiffs' breast implants caused specified ailments, including, among other things, autoimmune disease, scleroderma, systemic disorders, joint swelling and chronic fatigue. The Company is sometimes named as the manufacturer of silicone gel breast implants, and other times the Company is named as the supplier of silicone raw materials to other breast implant manufacturers. The Company is vigorously defending this litigation asserting, among other defenses, that there is no causal connection between silicone breast implants and the ailments alleged by the plaintiffs in these cases. Once the Breast Implant Litigation Settlement Agreement (as described below) becomes final and binding, it is anticipated that lawsuits brought by those breast implant plaintiffs participating in the settlement will be dismissed.

- ----------------------

     Consolidation of a substantial number of breast implant lawsuits for pretrial purposes has occurred in federal court (U.S. District Court for the Northern District of Alabama, the "Court") and various state courts where a substantial number of breast implant lawsuits have been filed. As of December 31, 1994, substantially more than half of all breast implant cases have been consolidated for pretrial purposes at the federal and state levels. The Company anticipates that breast implant lawsuit consolidations and implementation of the Breast Implant Litigation Settlement Agreement will result in a reduction of litigation defense costs.

     On September 9, 1993, the Company announced that representatives of plaintiffs and defendants involved with silicone breast implant litigation had developed a "Statement of Principles for Global Resolution of Breast Implant Claims" (the "Statement of Principles"). The Statement of Principles summarizes a proposed claims based structured resolution of claims arising out of breast implants which have been or could be asserted against various implant manufacturers, suppliers, physicians and hospitals. The Company negotiated with other potential parties to reach a Breast Implant Litigation Settlement Agreement similar in concept to the Statement of Principles.

     On March 23, 1994, the Company, along with other defendants and representatives of breast implant litigation plaintiffs, entered into a settlement pursuant to a Breast Implant Litigation Settlement Agreement (as amended by the Court, the "Settlement Agreement"). The Company's participation in this Settlement Agreement was approved by the Company's Board of Directors on March 28, 1994. Under the Settlement Agreement, industry participants (the "Funding Participants") agreed to contribute up to approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. A related funding agreement (the "Funding Agreement") specifies the amount that each Funding Participant would contribute to the settlement fund and the timing of those contributions. The Settlement Agreement provides for a claims based structured resolution of claims arising out of silicone breast implants and defines the circumstances under which payments from the funds would be made. The Settlement Agreement includes provisions for (a) class membership and the ability of plaintiffs to opt out of the class, (b) the establishment of defined funds for medical diagnostic/evaluation procedures, explantation, ruptures, compensation for specific diseases and administration, (c) payment terms and timing and (d) claims administration.

     The settlement covers claims of most breast implant recipients, and related claims, brought in the courts of U.S. federal and state jurisdictions. The settlement also covers the claims of breast implant recipients brought in jurisdictions outside of the U.S. if payments received by those potential claimants from the settlement fund, and related releases, serve to preclude them from bringing legal actions in these other jurisdictions. The settlement does not cover claims of breast implant recipients who have affirmatively chosen not to participate in the Settlement Agreement, or whom the Court has specifically excluded from the Settlement Agreement unless these potential claimants affirmatively join the settlement. Breast implant recipients who reside in Ontario or Quebec, Canada, or in Australia have been specifically excluded by the Court. The Settlement Agreement defines various periods during which, upon the occurrence of certain events, breast implant plaintiffs may elect not to settle their claims by way of the Settlement Agreement and pursue their individual breast implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). The Settlement Agreement also provides the children of breast implant recipients with the right to opt out of the settlement in certain circumstances. Under the terms of the Settlement Agreement, in certain circumstances, if any defendant who is a Funding Participant considers the number of Opt Out Plaintiffs to be excessive, such defendant may decide to exercise the option to withdraw from participation in the settlement during a number of periods specified in the Settlement Agreement.

- ----------------------

     On April 1, 1994, the Court preliminarily approved the Settlement Agreement. On April 18, 1994, the Court issued notice of the Settlement Agreement to breast implant recipients and others who may be eligible to participate in the settlement ("Settlement Class Members"). This notice began a 60-day period, ending June 17, 1994, during which Settlement Class Members had the ability to become initial Opt Out Plaintiffs. This period was extended to July 1, 1994 with respect to certain Settlement Class Members whose Court issued notice was delayed. The Court has afforded initial Opt Out Plaintiffs an opportunity to rejoin the settlement within specified periods which currently end no later than March 1, 1995. A Court hearing to review the fairness of the Settlement Agreement was completed on August 22, 1994. On September 1, 1994, the Court granted final approval to the Settlement Agreement, determining that it is fair, reasonable and adequate, and on September 8, 1994, the Company's Board of Directors approved the Company's continued participation in the Settlement Agreement.

     The Court's final approval of the Settlement Agreement has been appealed to the U.S. Court of Appeals for the Eleventh Circuit primarily by certain providers of health care indemnity payments or services and by certain foreign claimants.

     The Settlement Agreement provides that industry participants will contribute a total of $4.2 billion, of which the Company is obligated to contribute up to approximately $2.02 billion, over a period of more than 30 years. The Company's required contributions under the Settlement Agreement cannot be changed without the Company's consent. Under the terms of the Funding Agreement, the Company has made or anticipates making settlement payments in accordance with the following schedule:

            1994                    $ 42.50
            1995                     275.00
            1997                     275.00
            1998                     275.00
            1999 through 2011         51.17 per year
            2012 through 2019         38.38 per year
            2020 through 2026         25.57 per year

     The Company's first payment of $275.0 under the Funding Agreement is due upon the earlier of (a) a resolution of these appeals which confirms the Court's final approval of the Settlement Agreement or (b) the completion of a second opt out process or the determination that there will be no second opt out process (as described below). The Company has placed $275.0 into an escrow account and is required, among other things, to provide a letter of credit in the amount of $275.0 to provide financial assurance to the Court of the Company's ability to meet its obligations under the Settlement Agreement. After the third payment of $275.0, the amount of the letter of credit will be reduced to $51.2 or may be eliminated by order of the Court. The Company is engaged in discussions with certain financial institutions to provide this letter of credit.

     Initial claims for specific disease compensation were required to be filed with the Court in September 1994. After these claims and the supporting medical records have been evaluated by the Court for validity, eligibility, accuracy, and consistency, the Court will determine whether the disease compensation settlement fund is sufficient to pay validated claims. If the disease compensation settlement fund is not sufficient to pay validated claims, and if such insufficiency cannot be resolved through other means, claimants with validated claims may have the ability to opt out during another period as specified in the Settlement Agreement. If any defendant who is a Funding Participant considers the number of new Opt Out Plaintiffs against said defendant to be excessive, such defendant may decide to exercise a second option to withdraw from participation in the settlement.

- ----------------------

     Since July 1, 1994, many former Opt Out Plaintiffs have rejoined the settlement. Based on preliminary information received from the Court as of December 1994, approximately 5,000 of the initial U.S. Opt Out Plaintiffs and approximately 2,000 potential foreign claimants (including initial foreign Opt Out Plaintiffs and foreign claimants excluded from the settlement class) have identified the Company as potentially responsible, in whole or in part, with respect to their current or potential future claims. The Court is continuing to collect information relating to the number of Opt Out Plaintiffs and as information is received from the Court the Company will continue to evaluate the nature and scope of its potential exposure with respect to the current or potential future claims of these Opt Out Plaintiffs. Opt Out Plaintiffs may continue to rejoin the settlement until the March 1, 1995 date established by the Court.

     The Settlement Agreement is in the process of being implemented. The settlement implementation process can be affected by external factors as described above such as the resolution of pending appeals and the number and magnitude of claims filed in the settlement. However, based on its analysis of the most current information, including assessments by knowledgeable third parties who have been directly involved in the negotiation and implementation of the Settlement Agreement, management believes that the aggregate amount of the Company's obligation and the amount and timing of the related cash payments under the Settlement Agreement are reliably determinable. Management also believes that events will not occur which would lead to the Company's withdrawal from the settlement and that the Settlement Agreement will be implemented in the state currently envisioned.

     The Company believes that a substantial portion of the indemnity, settlement and defense costs related to breast implant lawsuits and claims will be covered by the Company's products liability insurance. Substantially all of the Company's insurers have reserved the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, when coverage may attach, and their respective obligations relative to other insurers. The Company has a substantial amount of unexhausted claims-made insurance coverage with respect to lawsuits and claims commencing in 1986 and thereafter. For lawsuits and claims involving implant dates prior to 1986, substantial coverage exists under a number of primary and excess occurrence policies having various limits. Because defense costs and disposition of particular breast implant lawsuits and claims may be covered, in whole or in part, both by the claims-made coverage issued from and after 1986, and one or more of the occurrence policies issued prior to 1986, determination of aggregate insurance coverage depends on, among other things, how defense and indemnity costs are allocated among the various policy periods. Also, a number of the breast implant lawsuits pending against the Company request punitive damages and compensatory damages arising out of alleged intentional torts. Depending on policy language, applicable law and agreements with insurers, any such damages which may be awarded pursuant to such lawsuits may or may not be covered, in whole or in part, by insurance.

     Discussions among the Company and its primary insurers have occurred and are continuing with a view toward reaching an agreement as to the allocation of costs of breast implant litigation among the various insurers issuing products liability insurance policies to the Company relative to breast implants and other products. In 1993, the Company commenced a lawsuit against certain of these insurers seeking, among other things, a judicial enforcement of the obligations of the insurers under certain of these insurance policies. Approximately 85% of the anticipated implant insurance receivable recorded in the financial statements is currently subject to litigation. This litigation principally involves those insurers who provided coverage on an occurrence basis and generally does not involve insurers who provided coverage on a claims made basis.

     Management continues to believe that it is probable that the Company will recover from its insurers a substantial amount of breast implant related payments which have been or may be made by the Company. In reaching this belief, the Company has analyzed its insurance policies, considered its history of coverage and insurance reimbursement for these types of claims, and consulted with knowledgeable

- ----------------------

third parties with significant experience in insurance coverage matters. This belief is further supported by the fact that the Company received insurance recoveries of $71.4 in 1994 and entered into settlements with certain insurers for future reimbursement. These settlements relate to only a small number of the Company's insurers and a small portion of the Company's total insurance program.

     The Company has recorded an anticipated insurance receivable which is less than the amount for which the Company will seek reimbursement; a substantial portion of this anticipated insurance receivable relates to insurers who provided coverage on an occurrence basis. The principal uncertainties which exist with respect to the ultimate realization of this asset include the method applied in allocating losses between insurers who provided coverage on a claims made basis and insurers who provided coverage on an occurrence basis, the method applied in allocating losses among the insurers who provided coverage on an occurrence basis, potential delays in reimbursement if the insurers fail to pay on a timely basis, and the extent to which insurers may become insolvent in the future. The Company has taken these factors into account when estimating the amount of insurance recovery to record in the financial statements. Specifically, the Company selected a reasonable and legally sound allocation theory which is one of several generally accepted allocation theories in circumstances involving product liability claims; the allocation theory selected is supported by recent developments in the ongoing insurance litigation. The Company also assumed a reasonable delay between the time the Company makes breast implant related payments and the time the Company receives reimbursement from the insurers, and an allowance for insolvent insurers has been provided.

     The Company has made efforts in the past to reflect anticipated financial consequences to the Company of the breast implant situation. During 1991 and 1992, the Company recorded $25.0 and $69.0, respectively, of pretax costs related to breast implant matters. In 1993 the Company recorded a pretax charge of $640.0. This charge included the Company's best estimate of its potential liability for breast implant litigation based on settlement negotiations, and also included provisions for legal, administrative, and research costs related to breast implants, for a total of $1.24 billion, less anticipated insurance recoveries of $600.0. As discussed below, the Company recorded the liability attributable to the Settlement Agreement and the related insurance receivable on a present value basis.

     On January 20, 1995, the Company announced a pretax charge of $241.0 ($151.8 after tax) for the fourth quarter of 1994. This charge reflects the Company's best current estimate of additional costs to resolve breast implant litigation and claims outside of the Settlement Agreement, and includes provisions for legal, administrative, and research costs related to breast implants. This pretax charge of $241.0 consists of a $647.0 liability less anticipated insurance recoveries of $406.0. These amounts were recorded on an undiscounted basis.

     As a result of the provisions described above, as of December 31, 1994 the Company's financial statements reflect a total liability of $1,762.3 and a total anticipated implant insurance receivable of $1,101.1. Of these amounts, a liability of $603.6 and an anticipated implant insurance receivable of $398.3 have been recorded to reflect costs and insurance recoveries, respectively, relevant to breast implant liabilities not covered by the Settlement Agreement; these amounts are recorded on an undiscounted basis. Because the amount and timing of the liability attributable to the Settlement Agreement is reliably determinable, the Company recorded this liability and the related anticipated implant insurance receivable on a present-value basis using a discount rate of 7.0% over a period of more than 30 years. This rate approximated the interest rate on monetary assets that are risk free and that have maturities corresponding with the scheduled cash payments. The Settlement Agreement liability recorded in the financial statements at December 31, 1994 is $1,158.7; this amount is $1,976.2 on an undiscounted basis. The Settlement Agreement anticipated implant insurance receivable recorded in the financial statements at December 31, 1994 is $702.8; this amount is $1,156.2 on an undiscounted basis.

- ----------------------

Differences between discounted amounts recorded in the financial statements and undiscounted amounts represent interest to be recorded over the life of the net liability. The net amount of imputed interest recorded in 1994 was $28.3. Amounts recorded in the financial statements related to the Settlement Agreement are adjusted as insurance proceeds are received, as payments are made against reserves and as imputed interest is recorded on discounted amounts.

     Implant reserves less the anticipated implant insurance receivable reflects management's best current estimate of the cost of ultimate resolution of breast implant litigation and claims. The liability under the Settlement Agreement is reliably determinable. However, additional facts and circumstances may develop which could affect the reliability and precision of the estimate of costs not covered by the Settlement Agreement as well as the estimate of the anticipated implant insurance receivable. Those facts and circumstances include, among other things, the ultimate number and extent of claims not covered by the Settlement Agreement, the ultimate cost of resolving those claims, the amount and timing of insurance recoveries, and the allocation of insurance payments among the Company's insurers. Management cannot currently estimate the impact that these factors may have on the current estimate of costs not covered by the Settlement Agreement as well as the estimate of the anticipated implant insurance receivable. As additional facts and circumstances develop, the estimate may be revised, or provisions may be necessary to reflect any additional costs of resolving breast implant litigation and claims not covered by the settlement. Future charges resulting from any revisions or provisions, if required, could have a material adverse effect on Dow Corning's financial position or results of operations in the period or periods in which such charges are recorded.

Other Litigation
- ----------------

     Due to the nature of its business as a supplier of specialty materials to a variety of industries, the Company, at any particular time, is a defendant in a number of products liability lawsuits for injury allegedly related to the Company's products, and, in certain instances, products manufactured by others. Many of these lawsuits seek damages in substantial amounts. For example, the Company has been named in products liability lawsuits pertaining to materials previously used in connection with temporo-mandibular joint implant applications. The Company has followed a practice of aggressively defending all product liability claims asserted against it. Although the Company intends to continue this practice, currently pending proceedings and any future claims are subject to the uncertainties attendant to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted with certainty. Nonetheless, the Company believes that these products liability claims will not have a material adverse effect on the Company's results of operations or financial condition.

Environmental Matters
- ---------------------

     The Company has been advised by the United States Environmental Protection Agency (EPA) or by similar state regulatory agencies that the Company, together with others, is a Potentially Responsible Party (PRP) with respect to a portion of the cleanup costs and other related matters involving a number of abandoned hazardous waste disposal facilities. Management believes that there are 13 sites at which the Company may have some liability, although management currently expects to settle the Company's liability for a majority of these sites for de minimis amounts. Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRPs at these sites at which management currently believes the Company may have more than the de minimis liability is $106.0. Management cannot currently estimate the aggregate liability for all PRPs at those sites at which management expects the Company has a de minimis liability.

- ----------------------

     The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The amount accrued for environmental matters at December 31, 1994 was $16.2, although possible costs could range up to $32.0. While there are a number of uncertainties with respect to the Company's estimate of its ultimate liability for cleanup costs at these sites, it is the opinion of the Company that the possibility that costs in excess of those accrued or disclosed will have a material adverse impact on the Company's consolidated financial position or results of operations is remote. This opinion is based upon the number of identified PRPs at each site, the number of such PRPs that are believed by management to be financially capable of paying their share of the ultimate liability, and the portion of waste sent to the sites for which management believes the Company might be held responsible based on available records.

DOW CORNING FIRE STOP(R)
- ------------------------

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

NOTE 3 - SPECIAL ITEMS
- ----------------------

     Charges of $40.0 in 1992 relate to provisions for restructuring activities, consisting largely of costs associated with the cessation of manufacturing activities at a subsidiary in Brazil and costs involved in global expense reduction, including elimination of low-priority activities, redeployment of people and reduction in the value of affected facilities.

NOTE 4 - SALE OF ASSETS AND ACQUISITIONS
- ----------------------------------------

     On July 1, 1993, the Company sold the metal orthopedic device assets for approximately $66.3 in cash. The Company's investment in assets was approximately $70.0, most of which represented current assets. The sale of the metal orthopedic device business did not have a material effect on the Company's consolidated net sales, financial position or results of operations.

     On July 14, 1992, the Company acquired ARA - Werk Kraemer GmbH (ARA), a German supplier of sealants, polyurethane foam products and related application tools. The purchase price included $18.9 of cash and $19.2 in notes to be paid within one year of the acquisition date. The acquisition was accounted for by the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at date of acquisition. The excess of purchase price over estimated fair values of the net assets acquired was $25.6 and has been recorded as goodwill, which is being amortized over 10 years. The operating results of ARA are included in the Company's consolidated results from the acquisition date. Consolidated net sales, net income and related per share amounts for the year ended December 31, 1992, would not have been materially different had this acquisition taken place at the beginning of 1992.

- ----------------------------------------

     On November 2, 1992, the Company acquired for $12.8 an additional 40% interest in Lucky-DC Silicone Co., Ltd., a company in which Dow Corning previously had held a 50% interest. In addition, under the terms of the agreement with the partner, Lucky Ltd., the Company will acquire for $3.2 the remaining 10% interest by November 1995, subject to the approval by the Government of South Korea. Consolidated net sales, net income and related per share amounts for the year ended December 31, 1992, would not have been materially different had this acquisition taken place at the beginning of 1992.

NOTE 5 - FOREIGN CURRENCY
- -------------------------

     Following is an analysis of the changes in the cumulative translation adjustment:

                                                    1994      1993      1992
                                                    ----      ----      ----

  Balance, beginning of year                        $31.6     $28.3     $66.2

  Translation adjustments and gains (losses) from
    certain hedges and intercompany balances         31.3      (0.2)    (37.5)

  Income tax effect of current year activity          3.3       3.5      (0.4)
                                                    -----     -----     -----

  Balance, end of year                              $66.2     $31.6     $28.3
                                                    =====     =====     =====

     Net foreign currency gains (losses) currently recognized in income amounted to $(4.8) in 1994, $(8.1) in 1993, and $(35.2) in 1992.

NOTE 6 - RECEIVABLES SOLD
- -------------------------

     The Company sells certain receivables with limited recourse provisions. Dow Corning Corporation sells on an ongoing basis substantially all of its U.S. trade receivables, with limited recourse, to Bay Asset Funding Corporation ("BAFC"), a wholly owned but separate corporate entity of the Company. BAFC has agreements in place with third parties whereby it may sell on an ongoing basis fractional ownership interests in such trade receivables, with limited recourse, for a purchase price of up to $65.0. The agreements contemplate that (a) the trade receivables sold to BAFC by the Company are solely the assets of BAFC, (b) the creditors of BAFC are separate from the creditors of the Company, and (c) in the event of a liquidation of BAFC, such creditors would be entitled to satisfy their claims from BAFC's assets prior to any distribution to the Company.

     Net of related reserves, the amount of receivables sold under third party agreements which remained uncollected at December 31, 1994 and 1993 was $32.0 and $63.2, respectively. The sale of such receivables resulted in net proceeds of approximately $62.6 in 1994, $74.7 in 1993, and $73.5 in 1992.

NOTE 7 - IMPLANT DEPOSIT
- ------------------------

     In connection with the Settlement Agreement, the Company has entered into an agreement whereby $275.0 in cash and cash equivalents is restricted to use for future breast implant settlement payments. Accordingly, this amount is included in the caption "Implant deposit" in the accompanying consolidated balance sheet and statement of cash flows.

NOTE 8 - INVENTORIES
- --------------------

     Following is a summary of inventories by costing method at December 31:

                                                             1994        1993
                                                             ----        ----

       Raw material, work-in-process and finished goods:
          Valued at LIFO                                    $204.7      $197.0
          Valued at FIFO                                     103.7        88.6
                                                            ------      ------

                                                            $308.4      $285.6
                                                            ======      ======

     Under the dollar value LIFO method used by the Company, it is impracticable to separate inventory values by classifications. Inventories valued using LIFO at December 31, 1994 and 1993 are stated at approximately $69.5 and $70.9, respectively, less than they would have been if valued at replacement cost.

NOTE 9 - INVESTMENTS
- --------------------

     Excluding investments accounted for on the equity basis, the carrying amount for investments at December 31, 1994 and 1993 was $27.6 and $24.6, respectively. Carrying amounts approximate fair values. Fair values are determined based on quoted market prices or, if quoted market prices are not available, on market prices of comparable instruments. Investments are included in the captions "Short-term investments" and "Other assets" in the accompanying consolidated balance sheets.

NOTE 10 - NOTES PAYABLE AND CREDIT FACILITIES
- ---------------------------------------------

     Notes payable at December 31 consisted of:

                                               1994        1993
                                               ----        ----

         Revolving Credit Agreement           $375.0      $150.0
         Other bank borrowings                  29.9        83.7
                                              ------      ------

                                              $404.9      $233.7
                                              ======      ======

     During 1993, the Company terminated a revolving credit agreement which was in place at December 31, 1992, and replaced it with a Revolving Credit Agreement with 16 domestic and foreign banks which provides for borrowings on a revolving credit basis until November, 1997, of up to $400.0. At December 31, 1994, the interest rate on amounts outstanding under the Revolving Credit Agreement was 6.8125%. Amounts outstanding under short-term lines of credit are described as "Other bank borrowings" in the table above. The carrying amounts of the Company's short-term borrowings approximate their fair value.

     Certain of the Company's debt agreements, including the Revolving Credit Agreement, contain debt restrictions and provisions relating to property liens, sale and leaseback transactions, debt to tangible capital ratio, and funds flow. In addition, the Revolving Credit Agreement provides participating banks the right, subject to a vote of a majority in interest, to demand payment in the event that breast implant litigation expenditures, net of insurance recoveries, exceed certain limits. At December 31, 1994, the Company was in compliance with all debt restrictions and provisions.

- ---------------------------------------------

     Under the provisions of the Revolving Credit Agreement, the Company is subject to certain restrictions as to the payment of dividends or distribution of assets for other specified purposes. The amount of the restriction is based on a formula which considers, among other things, the income before income taxes for the most recent fiscal year. Based on the computation completed for the year ended December 31, 1994, the Company is restricted from issuing dividends or distributing assets for other specified purposes in excess of $71.9 in 1995.

NOTE 11 - LONG-TERM DEBT
- ------------------------

    Long-term debt at December 31 consisted of:

                                                          1994          1993
                                                          ----          ----

   9.625% Sinking Fund Debentures due 2005               $  -          $  4.8
   9.375% Debentures due 2008                              75.0          75.0
   8.15% Debentures due 2029                               50.0          50.0
   8.125%-9.50% Medium-term Notes due 1995-2001,
       8.82% average rate at December 31, 1994             36.5          54.5
   5.77% Term Loans, maturing serially 1995-1999           26.6          32.1
   Variable-rate Notes due 1995-1998,
       5.9%-6.984% at December 31, 1994                   123.3          55.2
   Variable-rate Note, maturing serially 1997-1999,
       6.44% at December 31, 1994                          20.0          20.0
   5.55%-6.5% Japanese Yen Notes due 1996-1998             33.0          33.4
   Other obligations due 1995-1999                         12.6          23.2
                                                         ------        ------
                                                          377.0         348.2
   Less - Payments due within one year                     41.9          33.5
                                                         ------        ------

                                                         $335.1        $314.7
                                                         ======        ======


     The fair value of the Company's long-term debt was approximately $7.2 higher than book value at December 31, 1994 and $45.0 higher than book value at December 31, 1993. The fair value was based largely on interest rates offered on U.S. Treasury obligations with comparable maturities using discounted cash flow analysis. These rates were not adjusted to reflect the premium that the Company might pay over U.S. Treasury rates. A one percentage point increase in these rates would decrease the fair value by approximately $11.1.

     The Company has $400.0 of debt securities registered with the Securities and Exchange Commission at December 31, 1994, of which $275.0 had been designated to medium-term note programs and another $125.0 had been issued in debentures. At December 31, 1994, $100.0 had been issued under the medium-term note programs, of which $36.5 was still outstanding.

     The 9.375% and 8.15% debentures are not redeemable by the Company prior to their maturity; however, the holders of the 8.15% debentures may elect to have all or a portion of their debentures repaid on October 15, 1996, at 100% of the principal amount.

- ------------------------

     Aggregate annual maturities of long-term debt are: $41.9 in 1995, $27.8 in 1996, $84.0 in 1997, $71.1 in 1998, $17.9 in 1999 and $84.3 thereafter.
Excluded from such maturities are $50.0 of 8.15% debentures, due in 2029, which are subject to early redemptions at the holders' option in 1996. Cash paid during the year for interest, net of amounts capitalized, was $40.7 in 1994, $31.8 in 1993, and $20.8 in 1992.

NOTE 12 - INTEREST AND CURRENCY RATE DERIVATIVES
- ------------------------------------------------

     The Company utilizes a variety of financial instruments, several with off-balance sheet risks, in its management of current and future interest rate and foreign currency exposures. These financial instruments include interest rate swaps, interest rate caps and floors, interest rate options, currency swaps, currency options, and forward exchange contracts.

     These instruments involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the consolidated balance sheet. Methods used by the Company to monitor and control credit risk include limiting counterparties to only major banks and substantial financial institutions, and monitoring the credit-worthiness of these counterparties on an ongoing basis. In the event of default by a counterparty, the risk in these transactions is limited to the cost of replacing the instrument at current market rates. The contract or notional amounts of these instruments are used to measure the volume of these agreements and do not represent exposure to credit loss. Methods used by the Company to monitor and control market risk include entering into offsetting positions that essentially counterbalance with each other, and continued monitoring of market conditions. Although the Company may be exposed to losses in the event of nonperformance by counterparties and interest and currency rate movements, it does not anticipate significant losses due to these financial arrangements.

     The Company enters into interest rate swaps to exchange fixed and variable interest payment obligations without an exchange of the underlying principal amounts in order to manage interest rate exposures. The Company also enters into interest rate caps and floors, and interest rate options in order to transfer, modify, or reduce interest rate risk. These instruments are used to hedge specific elements of the Company's debt portfolio. Hedge accounting is used to recognize the differential to be paid or received as an adjustment to interest expense over the life of the agreements. Interest rate swaps, interest rate caps and floors, and interest rate options are shown in the following table.

                                         December 31, 1994                      December 31, 1993
                                 ---------------------------------     -----------------------------------
                                                          Weighted                                Weighted
                                 Fair    Book   Notional   Average     Fair     Book    Notional  Average
                                 Value   Value   Amount   Maturity     Value    Value    Amount   Maturity
                                 -----   -----  --------  --------     -----    -----   --------  --------

Interest rate swaps where
 the Company pays fixed rates    $1.8   $(1.4)   $190.0   5.6 years   $(24.3)   $(2.4)   $225.0   5.6 years
Interest rate swaps where the
 Company pays variable rates     (2.5)    0.2     115.0   2.5 years      5.5      0.7     115.0   3.4 years
Interest rate caps               (0.2)    0.9      55.0   1.4 years      -        -       100.0   1.6 years
Interest rate floors             (0.3)    -        40.0   1.9 years      0.4      -        55.0   2.1 years
Interest rate options            (1.6)    -        80.0   4.4 years     (4.3)     -       125.0   4.7 years

     At December 31, 1994, the weighted average interest rates paid and received on interest rate swaps where the Company pays a fixed rate are 7.4% and 5.9%, respectively.  At December 31, 1994, the weighted average interest rates paid and received on interest rate swaps where the Company pays a variable rate are
6.7% and 6.7%, respectively.

- ------------------------------------------------
      The Company enters into currency swaps, currency options, and forward exchange contracts primarily to hedge working capital not denominated in functional currencies. Gains and losses on these contracts are recognized concurrent with the gains and losses from the associated exposures. Currency swaps, currency options and forward exchange contracts are shown in the following table. The book values of these instruments approximate fair values.

                                        December 31, 1994                December 31, 1993
                                  ------------------------------    ------------------------------
                                                       Weighted                Weighted
                                   Book      Notional  Average       Book    Notional   Average
                                   Value      Amount   Maturity      Value    Amount    Maturity
                                   -----     --------  --------      -----   --------   --------

Currency swaps                    $(34.3)    $100.0    2.0 years    $(21.2)   $100.0    3.0 years
Currency options                     -          -         -            -        26.8      <F1>
Forward exchange contracts:
  -to buy British Pounds            (1.1)      95.1      <F1>          -         -         -
  -to sell British Pounds            2.8      129.4      <F1>         (0.4)     44.6      <F1>
  -to buy ECU                       (0.3)      15.4      <F1>          -         -         -
  -to sell ECU                      (0.1)      23.3      <F1>         (0.2)     40.8      <F1>
  -to buy German Marks              (0.4)      18.1      <F1>         (0.1)     18.7      <F1>
  -to sell German Marks              0.6       33.8      <F1>          -        12.4      <F1>
  -to buy Japanese Yen              (2.8)      62.7      <F1>         (3.8)    101.3      <F1>
  -to sell Japanese Yen              0.2       10.1      <F1>          -         -         -
  -to buy other currencies          (0.2)      22.6      <F1>          -        16.5      <F1>
  -to sell other currencies          0.4       52.3      <F1>          0.2      32.1      <F1>

<F1>Weighted average maturity is less than one year.

      The fair value of interest rate swaps, interest rate caps and floors, interest rate options, currency swaps, and currency options is estimated by obtaining quoted market prices of comparable instruments, adjusted through interpolation where necessary for maturity differences. The fair value of forward exchange contracts is estimated by obtaining quotes from brokers. The fair values shown above represent the amount the Company would receive (or pay, if denoted by brackets) to terminate the agreements at the reporting date.

NOTE 13 - POST EMPLOYMENT BENEFITS
- ----------------------------------

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

- ----------------------------------

     The components of pension expense for the Company's domestic and foreign plans are set forth below.

                                                      1994     1993     1992
                                                      ----     ----     ----

  Defined benefit plans:
   Service cost (benefits earned during the period)  $ 20.9   $ 16.1   $ 14.1
   Interest cost on projected benefit obligations      43.9     38.0     35.4
   Actual return on plan assets                         0.2    (73.4)   (24.7)
   Net amortization                                     4.7      1.6      1.2
   Difference between actual and expected
     return on plan assets                            (40.2)    35.0     (8.6)
                                                     ------   ------   ------

                                                       29.5     17.3     17.4
                                                     ------   ------   ------

    Defined contribution and savings plans             12.0     10.1     12.6
                                                     ------   ------   ------

                                                     $ 41.5   $ 27.4   $ 30.0
                                                     ======   ======   ======

     The following table presents reconciliations of defined benefit plans' funded status with amounts recognized in the Company's consolidated balance sheets as part of other assets and other long-term liabilities. Plans with assets exceeding the accumulated benefit obligation (ABO) are segregated by column from plans with ABO exceeding assets. Assets exceed ABO for all domestic plans.

                                                  1994              1993
                                            ----------------  ----------------
                                            Assets     ABO    Assets    ABO
                                            exceed   exceeds  exceed   exceeds
                                             ABO     assets    ABO     assets
                                            ------   -------  ------   -------

    Actuarial present value
      of benefit obligations:
         Vested                             $387.7   $ 35.5   $396.9   $ 32.9
         Nonvested                            41.9      4.4     25.2      5.3
                                            ------   ------   ------   ------

   Accumulated benefit obligation            429.6     39.9    422.1     38.2
   Provision for future salary increases      92.1     12.6    104.3     13.1
                                            ------   ------   ------   ------

   Projected benefit obligation              521.7     52.5    526.4     51.3
   Plan assets at fair value                 480.3      7.2    484.9      6.4
                                            ------   ------   ------   ------

   Plan assets in excess of (less than)
     projected benefit obligation            (41.4)   (45.3)   (41.5)   (44.9)
   Unrecognized net loss (gain)               25.1      5.7     20.2      8.9
   Unrecognized (negative) prior service
     costs                                    40.9     (7.8)    43.7     (5.3)
   Unrecognized net transition obligation      5.7      1.7      6.5      1.9
                                            ------   ------   ------   ------

   Prepaid (accrued) pension cost           $ 30.3   $(45.7)  $ 28.9   $(39.4)
                                            ======   ======   ======   ======

- ----------------------------------

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation for defined benefit plans was 8.1% in 1994 and 7.3% in 1993. The weighted average rate of increase in future compensation levels was determined using an age specific salary scale and was 5.5% in 1994 and 5.6% in 1993. The weighted average expected long-term rate of return on plan assets was 8.5% in 1994 and 8.6% in 1993.

     In addition to providing pension benefits, the Company, primarily in the United States, provides certain health care and life insurance benefits for most retired employees. In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $176.9 ($116.8 net of income tax benefit) which represents the accumulated postretirement benefit obligation existing at January 1, 1992. In addition, the effect of adopting the new rules increased 1992 net periodic postretirement benefit cost by $17.4 ($11.5 net of income tax benefit). Prior to 1992, the cost of retiree health care and life insurance benefits was recognized as an expense as benefits were paid. The cost of providing these benefits to retirees outside the United States is not significant. Net periodic postretirement benefit cost includes the following components:

                                            1994       1993       1992
                                            ----       ----       ----

             Service cost                   $ 3.4      $ 6.0      $ 6.6
             Interest cost                    9.3       10.3       15.6
             Amortization of negative
              prior service cost            (13.2)     (14.3)       -
                                            -----      -----      -----

                                            $(0.5)     $ 2.0      $22.2
                                            =====      =====      =====

     The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets as part of other long-term liabilities:

                                                    December 31,  December 31,
                                                        1994          1993
                                                    ------------  ------------

     Accumulated postretirement benefit obligation:
       Retirees                                        $ 66.3        $ 55.5
       Fully eligible, active plan participants          36.2          52.6
       Other active plan participants                    25.5          37.7
                                                       ------        ------

                                                        128.0         145.8
       Unrecognized negative prior service cost          67.9          61.5
       Unrecognized net loss                             (9.9)        (16.8)
                                                       ------        ------

       Accrued postretirement benefit cost             $186.0        $190.5
                                                       ======        ======

     In December 1992, the Company amended its retiree health care benefit plan to require that, beginning in 1994, employees have a certain number of years of service to be eligible for any retiree health care benefit. The retiree health care plan provides for certain cost-sharing changes which limit the Company's share of retiree health care costs. The Company continues to fund benefit costs on a pay-as-you-go basis with the retiree paying a portion of the costs.

- ----------------------------------

     The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.02% in 1994 and was assumed to decrease gradually to 5.75% in 2005 and remain at that level thereafter. For retirees under age 65, plan features limit the health care cost trend rate assumption to a maximum of 8% for years 1994 and later. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by 4% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by 6%.

     The discount rate used in determining the accumulated postretirement benefit obligation was 8.25% at December 31, 1994 and 7.25% at December 31, 1993.

NOTE 14 - RELATED PARTY TRANSACTIONS
- ------------------------------------

     The Company purchased raw materials and services totalling $46.8 in 1994, $39.4 in 1993, and $43.5 in 1992 from The Dow Chemical Company and its affiliates. The Company believes that the costs of such purchases were competitive with alternative sources of supply. Other transactions between the Company and related parties were not material.

NOTE 15 - INCOME TAXES
- ----------------------

     The components of income (loss) before income taxes are as follows:

                                 1994          1993         1992
                                 ----          ----         ----

     U.S. companies            $ (47.2)      $(516.7)      $(20.8)
     Non-U.S. companies           61.8          94.7         70.8
                               -------       -------       ------

                               $  14.6       $(422.0)      $ 50.0
                               =======       =======       ======

     The components of the income tax provision (benefit) are as follows:

                                 1994          1993         1992
                                 ----          ----         ----

   Current
     U.S.                      $ 62.6        $  14.3       $  4.7
     Non-U.S.                    47.5           37.9         59.9
                               ------        -------       ------

                                110.1           52.2         64.6
                               ------        -------       ------

   Deferred
     U.S.                       (96.0)        (205.4)       (26.7)
     Non-U.S.                   ( 6.2)           2.3        (27.8)
                               ------        -------       ------

                               (102.2)        (203.1)       (54.5)
                               ------        -------       ------

                               $  7.9        $(150.9)      $ 10.1
                               ======        =======       ======

- ----------------------

     The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

                                                 December 31,     December 31,
                                                     1994             1993
                                                 ------------     ------------

 Implant costs                                      $288.0           $225.0
 Accrued expenses                                     97.2             62.8
 Postretirement health care and life insurance        61.7             63.0
 Basis in inventories                                 24.9             24.8
 Tax credit and net operating loss carry forwards      2.5              5.6
 Other                                                26.4             20.9
                                                    ------           ------
                                                     500.7            402.1
 Valuation allowance                                  (1.0)            (3.5)
                                                    ------           ------
                                                     499.7            398.6
                                                    ------           ------

 Property, plant and equipment                       (66.3)           (60.1)
 Other                                                 -               (5.8)
                                                    ------           ------
                                                     (66.3)           (65.9)
                                                    ------           ------

 Net deferred tax asset                             $433.4           $332.7
                                                    ======           ======

     At December 31, 1994, income and remittance taxes have not been recorded on $217.9 of undistributed earnings of foreign subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to indefinitely reinvest those earnings. Cash paid during the year for income taxes, net of refunds received, was $62.4 in 1994, $72.5 in 1993, and $68.2 in 1992.

     The effective rates of 54.1% for 1994, (35.8)% for 1993, and 20.2% for 1992 differ from the U.S. federal statutory income tax rate in effect during those years for the following reasons:

                                               Year ended December 31,
                                          --------------------------------
                                           1994         1993         1992
                                           ----         ----         ----

   Income tax provision (benefit)
   at statutory rate                      $ 5.1       $(147.7)      $17.0
     Foreign taxes, net                    10.6           0.4        (8.2)
     Foreign sales corporation             (3.7)         (2.1)       (1.0)
     State income taxes                   (12.6)          1.7         1.6
     Other, net                             8.5          (3.2)        0.7
                                          -----       -------       -----

   Income tax provision (benefit)
   at effective rate                       $ 7.9      $(150.9)      $10.1
                                           =====      =======       =====

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

NOTE 16 - COMMON STOCK
- ----------------------

     The outstanding shares of the Company's common stock are held in equal portions by Corning Incorporated and Dow Holdings Inc., a wholly-owned subsidiary of The Dow Chemical Company. There were no changes in outstanding shares during 1994, 1993 or 1992.

NOTE 17 - COMMITMENTS AND GUARANTEES
- ------------------------------------

     The Company leases certain real and personal property under agreements which generally require the Company to pay for maintenance, insurance and taxes. Rental expense was $45.5 in 1994, $46.2 in 1993, and $48.4 in 1992.
The minimum future rental payments required under noncancellable operating leases at December 31, 1994, in the aggregate are $141.8, including the following amounts due in each of the next five years: 1995 - $39.7, 1996 - $28.2, 1997 - $20.8, 1998 - $17.5, and 1999 - $15.1.

NOTE 18 - INDUSTRY SEGMENT AND FOREIGN OPERATIONS
- -------------------------------------------------

     The Company's operations are classified as a single industry segment. Financial data by geographic area are presented below:

                                            1994         1993         1992
                                            ----         ----         ----

   Net sales to customers:
     United States                        $  888.3     $  830.6     $  822.6
     Europe                                  554.5        490.9        528.7
     Asia                                    652.0        619.9        500.8
     Other                                   109.8        102.3        103.6
                                          --------     --------     --------

   Net sales                              $2,204.6     $2,043.7     $1,955.7
                                          ========     ========     ========

   Interarea sales:
     United States                        $  317.6     $  219.6     $  228.3
     Europe                                   46.9         54.7         45.1
     Asia                                      9.5          9.2          6.6
     Other                                     0.3          0.3          1.9
                                          --------     --------     --------

     Total interarea sales                $  374.3     $  283.8     $  281.9
                                          ========     ========     ========

   Operating profit:
     United States                        $  338.8     $  192.3     $  131.8
     Europe                                   36.0         59.2         23.8
     Asia                                     53.8         68.7         64.4
     Other and eliminations                   14.2          7.1          9.7
                                          --------     --------     --------
                                             442.8        327.3        229.7
   General corporate expenses               (401.7)      (703.6)      (123.4)
   Unallocated income (expense), net         (26.5)       (45.7)       (56.3)
                                          --------     --------     --------

   Income (loss) before income taxes      $   14.6     $ (422.0)    $   50.0
                                          ========     ========     ========

   Identifiable assets:
     United States                        $1,083.0     $1,071.2     $1,091.4
     Europe                                  486.4        423.6        455.5
     Asia                                    593.8        498.1        490.0
     Other and eliminations                   38.9         37.3         64.1
                                          --------     --------     --------
                                           2,202.1      2,030.2      2,101.0
   Corporate assets                        1,891.1      1,232.1         89.7
                                          --------     --------     --------

     Total assets                         $4,093.2     $3,262.3     $2,190.7
                                          ========     ========     ========

- -------------------------------------------------

     Interarea sales are made on the basis of arm's length pricing. Interarea sales in 1993 and 1992 for Asia have been restated to reflect the combination of the former Japan and Pacific areas. Operating profit is total sales less certain operating expenses. General corporate expenses, equity in earnings of associated companies, interest income and expense, certain currency gains (losses), minority interests' share in income, and income taxes have not been reflected in computing operating profit.

     General corporate expenses include implant costs, certain research and development costs, and corporate administrative personnel and facilities costs not specifically identified with a geographic area. Identifiable assets are those operating assets identified with the operations in each geographic area. Corporate assets are principally cash and cash equivalents, short-term investments, anticipated implant insurance receivables, intangible assets, investments accounted for on the equity basis, and corporate facilities.

                           DOW CORNING CORPORATION
                           -----------------------
             SUPPLEMENTARY DATA - QUARTERLY FINANCIAL INFORMATION
             ----------------------------------------------------
              YEARS ENDED DECEMBER 31, 1994 AND 1993 (Unaudited)
              --------------------------------------------------
              (in millions of dollars, except per share amounts)

QUARTER ENDED:                 March 31    June 30  September 30  December 31
                               --------    -------  ------------  -----------

1994:
 Net sales                      $509.1     $552.4      $559.7      $583.4
 Gross profit                    177.8      192.7       182.7       181.1
 Net income (loss)                37.2       40.5        34.7      (119.2)(1)
 Net income (loss) per share      14.88      16.20       13.88      (47.68)


1993:
 Net sales                      $490.8     $519.9      $512.0      $521.0
 Gross profit                    161.2      166.9       162.6       149.1
 Net income (loss)                30.7       36.3        30.2      (384.2)(1)
 Net income (loss) per share      12.28      14.52       12.08     (153.68)

(1) Includes a pretax charge related to breast implants of $241.0 in 1994 ($151.8 net of income tax benefit) and $640.0 in 1993 ($415.0 net of income tax benefit); see Note 2 of Notes to Consolidated Financial Statements for a discussion of this matter.

     The Notes to Consolidated Financial Statements are an integral part of these financial statements.