Form 10-Q
period 1995-03-26
CORNING INC /NY
filed 1995-05-04
CIK 24741

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 26, 1995

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

229,054,827 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of April 13, 1995.

                       PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page

 Consolidated Statements of Income for the twelve
   weeks ended March 26, 1995 and March 27, 1994                 3

 Consolidated Balance Sheets at March 26, 1995
   and January 1, 1995                                           4

 Consolidated Statements of Cash Flows for the
   twelve weeks ended March 26, 1995 and
   March 27, 1994                                                5

 Notes to Consolidated Financial Statements                      6


The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant or its independent accountants and should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended January 1, 1995.

                CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In millions, except per-share amounts)

                                                    Twelve Weeks Ended
                                                  March 26,   March 27,
                                                     1995        1994
REVENUES
 Net sales                                        $1,116.1     $   948.9
 Royalty, interest, and dividend income                6.9           7.7
                                                  --------     ---------
                                                   1,123.0         956.6
DEDUCTIONS
 Cost of sales                                       713.6         622.1
 Selling, general, and administrative expenses       221.5         185.7
 Research and development expenses                    38.6          38.2
 Interest expense                                     26.0          25.8
 Other, net                                           15.4           5.8
                                                  --------      --------
Income before taxes on income                        107.9          79.0
Taxes on income                                       39.9          29.6
                                                  --------      --------
Income before minority interest and
 equity earnings                                      68.0          49.4
Minority interest in earnings of subsidiaries        (11.3)         (7.9)
Dividends on convertible preferred securities
 of subsidiary                                        (3.2)
Equity in earnings of associated companies            25.9          16.5
                                                  --------     ---------
NET INCOME                                        $   79.4     $    58.0
                                                  ========     =========
PER COMMON SHARE:
NET INCOME                                        $   0.35     $    0.28
                                                  ========     =========
DIVIDENDS DECLARED                                $   0.18     $    0.17
                                                  ========     =========

The accompanying notes are an integral part of these statements.

                CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                         CONSOLIDATED BALANCE SHEETS
             (In millions, except shares and per-share amounts)

                                                  March 26,   January 1,
                    ASSETS                           1995        1995
CURRENT ASSETS
 Cash                                             $   30.9     $    72.0
 Short-term investments, at cost which
   approximates market value                          63.9          89.3
 Accounts receivable, net of doubtful
   accounts and allowances - $95/1995;
   $89.4/year-end 1994                               963.8         947.1
 Inventories                                         465.9         416.7
 Deferred taxes on income and other
   current assets                                    211.5         201.2
                                                  --------      --------
     Total current assets                          1,736.0       1,726.3
                                                  --------      --------
INVESTMENTS
 Associated companies, at equity                     704.2         660.4
 Others, at cost                                      32.7          33.4
                                                  --------      --------
                                                     736.9         693.8
                                                  --------      --------

PLANT AND EQUIPMENT, NET OF ACCUMULATED
 DEPRECIATION                                      1,890.2       1,890.6

GOODWILL AND OTHER INTANGIBLE ASSETS,
 Net of accumulated amortization -
   $185.4/1995; $170.8/year-end 1994               1,440.9       1,408.0

OTHER ASSETS                                         307.1         304.0
                                                  --------      --------
                                                  $6,111.1      $6,022.7
                                                  ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Loans payable                                    $  134.0      $   67.6
 Accounts payable                                    181.4         258.3
 Other accrued liabilities                           747.2         748.3
                                                  --------      --------
     Total current liabilities                     1,062.6       1,074.2
                                                  --------      --------

OTHER LIABILITIES                                    648.4         643.6
LOANS PAYABLE BEYOND ONE YEAR                      1,410.0       1,405.6
MINORITY INTEREST IN SUBSIDIARY COMPANIES            257.7         247.0
CONVERTIBLE PREFERRED SECURITIES OF
 SUBSIDIARY                                          364.5         364.4
CONVERTIBLE PREFERRED STOCK                           24.9          24.9
COMMON STOCKHOLDERS' EQUITY
 Common stock, including excess over par value
   and other capital-Par value $0.50 per share;
   authorized 500 million shares; issued 256.7
   million shares/1995 and 255.8 million
   shares/year-end 1994                            1,064.3       1,031.4
 Retained earnings                                 1,752.3       1,714.5
 Less cost of 27.9 million/1995 and
   27.6 million/year-end 1994 shares of
   common stock in treasury                         (534.3)       (523.7)
 Cumulative translation adjustment                    60.7          40.8
                                                  --------      --------
                                                  $6,111.1      $6,022.7
                                                  ========      ========

The accompanying notes are an integral part of these statements.

                CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In millions)

                                                    Twelve Weeks Ended
                                                  March 26,   March 27,
                                                     1995       1994*
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $   79.4     $   58.0
 Adjustments to reconcile net income
 to net cash used in operations:
   Depreciation and amortization                      88.1         76.9
   Equity in earnings of associated companies
     in excess of dividends received                 (24.7)       (12.7)
   Minority interest in earnings of subsidiaries
     in excess of dividends paid                      11.3          7.9
   Losses on disposition of properties
     and investments                                   2.1          0.8
   Deferred tax provision                              4.2          4.2
   Other                                               4.2          3.4
 Changes in operating assets and liabilities:
   Accounts receivable                               (10.8)       (49.3)
   Inventory                                         (44.7)       (15.3)
   Deferred taxes and other current assets           (14.5)       (15.3)
   Accounts payable and other current liabilities   (122.3)      (122.4)
                                                  --------     --------
     NET CASH USED IN OPERATING ACTIVITIES           (27.7)       (63.8)
                                                  --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant and equipment                    (65.5)       (60.6)
 Acquisitions of businesses, net                     (25.5)      (261.0)
 Net proceeds from disposition of properties
   and investments                                     2.4          0.8
 Increase in long-term investments                    (6.6)        (7.1)
 Other, net                                           (7.9)        (6.8)
                                                  --------     --------
     NET CASH USED IN INVESTING ACTIVITIES          (103.1)      (334.7)
                                                  --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                      79.0         90.8
 Repayments of loans                                 (13.3)       (11.4)
 Increase in  minority interest due to
   capital contribution                                            21.5
 Proceeds from issuance of common stock                5.1        234.8
 Repurchases of common stock                          (2.3)
                                                  --------     --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES        68.5        335.7
                                                  --------     --------

Effect of exchange rates on cash                      (4.2)         0.2
                                                  --------     --------
Net change in cash and cash equivalents              (66.5)       (62.6)
Cash and cash equivalents at beginning of year       161.3        160.8
                                                  --------     --------

CASH AND CASH EQUIVALENTS AT END OF QUARTER       $   94.8     $   98.2
                                                  ========     ========
SUPPLEMENTAL DATA:
Income taxes paid                                 $    8.8     $   10.7
                                                  ========     ========

Interest paid                                     $   31.5     $   28.7
                                                  ========     ========
*  Reclassified to conform to 1995 presentation.

The accompanying notes are an integral part of these statements.

                CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Earnings per common share are computed by dividing net income less dividends on Series B preferred stock by the weighted average of common shares outstanding during each period. Series B preferred dividends amounted to $0.5 million in the first quarters of 1995 and 1994. Weighted average of common shares outstanding for the first quarter were 225.4 million and 202.3 million for 1995 and 1994, respectively. The weighted average of common shares outstanding for earnings per share calculations does not include shares held by the Corning Stock Ownership Trust which totaled 2.7 million and 3.1 million shares in the first quarter of 1995 and 1994, respectively. Common stock equivalents are not included in the earnings per share computation because they do not result in material dilution.

     Common dividends of $41.1 million were declared in the first quarter 1995, compared with $35.5 million for the same period in 1994.

(2) The equity in earnings of associated companies is generally recorded on a one-month lag. Corning's first quarter includes its equity in earnings of Dow Corning Corporation (Dow Corning) for two months, compared with three months in the second and fourth quarters and four months in the third quarter. Corning and Dow Chemical Company each own 50 percent of Dow Corning.

(3) During the first quarter 1995, Corning acquired several businesses in the Laboratory Services segment for $25.5 million in cash and approximately 500,000 shares of Corning common stock. These transactions have been accounted for as purchases. Goodwill of approximately $40 million resulted from these transactions and is being amortized over periods of 20 to 40 years.

(4) As described in Note 2 to the company's 1994 consolidated financial statements included in its Annual Report on Form 10-K, Corning completed several acquisitions in 1994, the total of which was significant. The following table presents unaudited pro forma operating results for the quarter ended March 27, 1994, as if the acquisitions completed in 1994 had been completed on January 3, 1994 (in millions, except per share amounts):

                                              Twelve Weeks Ended
                                                March 27, 1994

     Revenues                                     $1,057.2
     Net income                                       57.2
     Net income per common share                       0.25

     These pro forma results do not reflect the impact of 1994 divestitures which were individually and in the aggregate immaterial, or the impact of the formation of the jointly owned environmental testing company also described in Note 2 to the company's 1994 consolidated financial statements.

(5) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                  March 26,   January 1,
                                                     1995        1995

     Finished goods                               $  217.6     $  210.1
     Work in process                                 130.7        115.7
     Raw materials and accessories                    85.6         66.1
     Supplies and packing materials                   87.6         83.7
                                                  --------     --------
     Total inventories valued
        at current cost                              521.5        475.6
     Reduction to LIFO valuation                     (55.6)       (58.9)
                                                  --------     --------
                                                  $  465.9     $  416.7
                                                  ========     ========

(6) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                                  March 26,   January 1,
                                                     1995        1995

     Land                                        $    61.2     $    60.7
     Buildings                                       899.7         892.7
     Equipment                                     2,724.4       2,664.9
     Accumulated depreciation                     (1,795.1)     (1,727.7)
                                                 ---------     ---------
                                                 $ 1,890.2     $ 1,890.6
                                                 =========     =========

(7) Corning's investment in Dow Corning totaled $364.2 million at March 26, 1995. Consolidated summarized income statement information of Dow Corning is presented below (in millions):

                                                    Three Months Ended
                                                        March 31,
                                                     1995        1994

     Net sales                                     $ 611.8     $ 509.1
     Operating costs and expenses                    496.8       424.6
                                                   -------     -------
     Operating income                                115.0        84.5
     Other expense                                    25.6        18.1
                                                   -------     -------
     Income before income taxes                       89.4        66.4
     Income taxes                                     36.2        25.9
     Minority interest's share in income               3.7         3.3
                                                   -------     -------
     Net income                                    $  49.5     $  37.2
                                                   =======     =======

     In March 1994, Dow Corning, along with other defendants and representatives of breast-implant litigation plaintiffs, signed a Breast-Implant Litigation Settlement Agreement (the Settlement Agreement). Under the Settlement Agreement and related agreements, industry participants would contribute $4.2 billion over a period of more than 30 years to establish several special purpose funds. In September 1994, the U.S. District Court granted final approval to the settlement, assessing it as fair, reasonable, and adequate (a ruling which has subsequently been appealed by various parties) and afforded plaintiffs who originally opted out of the settlement the opportunity to rejoin the settlement in specified periods of time. The number of plaintiffs who rejoined the settlement is not yet known. Corning is not a party to the Settlement Agreement and will not make any contributions to the settlement contemplated thereby.

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

     Dow Corning also recorded an accounting charge of $151.8 million after tax in the fourth quarter of 1994. As disclosed in Dow Corning's financial statements, this charge included Dow Corning's best estimate of additional costs to resolve breast-implant litigation and claims outside of the Settlement Agreement, and also included provisions for legal, administrative, and research costs related to breast implants, for a total of $647 million, less expected insurance recoveries of $406 million and taxes of $89.2 million.

     As disclosed in Dow Corning's financial statements, future developments, including, among other things, the ultimate number and extent of claims not covered by the Settlement Agreement, the ultimate cost of resolving those claims, the amount and timing of insurance recoveries and the allocation of insurance payments among Dow Corning's insurance carriers, may require Dow Corning to adjust its estimates of costs to resolve this issue. In addition, Dow Corning has indicated that it is actively considering as one alternative an action to seek protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code in order to maintain normal business operations while seeking to resolve breast-implant litigation and other liabilities through the Chapter 11 reorganization process.

     Corning does not believe that its share of any additional accounting charge taken by Dow Corning or a material adverse change in Dow Corning's liquidity resulting from breast-implant litigation will have a material adverse effect on Corning's overall financial condition or liquidity. However, it is possible that Corning's share of any such accounting charge taken by Dow Corning or a material adverse change in Dow Corning's liquidity will materially impact the amount of equity in earnings of Dow Corning recognized by Corning in future periods. If Dow Corning enters Chapter 11 bankruptcy proceedings, Corning would evaluate the impact of that event on its financial statements based on the facts and circumstances causing the event. As a result of such evaluation, Corning could be required to write-off its investment in, and discontinue recognition of equity earnings from, Dow Corning.

(8) In the third quarter 1994, Corning recorded a charge of $82.3 million ($55.4 million after tax) which included $50.7 million of integration costs. The integration costs related to the Nichols, Maryland Medical, and Bioran acquisitions and included the costs of shutting down clinical laboratories in certain markets where duplicate Corning and Nichols, Maryland Medical, and Bioran facilities existed at the time of the acquisitions. The charge included severance related to approximately 2,000 employees of which 600 have been terminated or notified of their termination at March 26, 1995. The integration is proceeding as planned and will be substantially complete by the end of 1995. A summary of the integration reserves established in 1994 is as follows (in millions):

                                                  Charges
                                  Original        through         Balance at
                                  Reserve     March 26, 1995    March 26, 1995

     Employee termination
       costs                       $ 23.8          $  7.6          $ 16.2
     Write-off of fixed
       assets                        15.9             2.2            13.7
     Costs of exiting leased
       facilities                     4.9             0.3             4.6
     Contractual obligations          5.1             0.6             4.5
     Other                            1.0                             1.0
                                   ------          ------          ------
               Total               $ 50.7            10.7          $ 40.0
                                   ======          ======          ======

     Current                                                       $ 38.2
     Non-current                                                      1.8
                                                                   ------
               Total                                               $ 40.0
                                                                   ======

     In the third quarter 1993, Corning recorded a charge of $207 million ($120.5 million after tax of $79.1 million and minority interest of $7.4 million) which included $156 million of restructuring charges. The restructuring charges included costs to integrate the Damon acquisition and costs of a planned company-wide restructuring program to reduce assets and overhead costs. The restructuring charge included severance and termination benefits related to approximately 1,600 employees of which substantially all have been terminated or notified of their termination at March 26, 1995. Management expects the remaining activities relating to both the integration plan and company-wide restructuring program to be substantially complete in the first half of 1995. A summary of the integration and restructuring reserves established in 1993 is as follows (in millions):

                                                  Charges
                                  Original        through         Balance at
                                  Reserve     March 26, 1995    March 26, 1995
     Employee termination
       costs                       $ 74.2          $ 47.3          $ 26.9
     Write-off of fixed assets       29.3            24.9             4.4
     Costs of exiting leased
       space                         15.1            10.6             4.5
     Contractual obligations         11.0             8.1             2.9
     Consulting fees                 11.8            11.5             0.3
     Continuing employee costs        6.7             5.5             1.2
     Other                            7.9             7.9
                                   ------          ------          ------
               Total               $156.0          $115.8          $ 40.2
                                   ======          ======          ======

     Current                                                       $ 30.9
     Non-current                                                      9.3
                                                                   ------
               Total                                               $ 40.2
                                                                   ======

     The company continues to be engaged in re-engineering studies which are expected to be complete in the first half of 1995. It is likely that a charge for costs of additional employee terminations and other cost-reduction activities will be recorded in the second quarter of 1995. Corning management believes the costs of both historical and future actions will be financed with cash from operations and does not anticipate any significant impact on its liquidity as a result of restructuring plans.

Subsequent Event

(9) On March 28, 1995, Corning issued $125 million of 30-year debentures with an interest rate of 8.3 percent due April 4, 2025. The proceeds from these borrowings will be used for general corporate purposes, including capital spending.


ITEM 2.

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                            Results of Operations


Net sales for the first quarter 1995 totaled $1.1 billion, an increase of 18 percent from the same period last year. Approximately one-third of the sales increase was due to 1994 acquisitions in the Communications and Laboratory Services segments, net of divestitures of certain businesses in 1994. Net income increased 37 percent to $79.4 million for the first quarter 1995 compared to $58 million for the first quarter 1994. Earnings per share increased 25 percent to $0.35 per share compared to $0.28 for the same period last year.

Segment Overview

Consolidated sales, excluding the impact of acquisitions, increased during the first quarter 1995 primarily due to strong performance in the Communications and Specialty Materials segments. Earnings from consolidated operations for the first quarter 1995 increased 29 percent over the same period last year primarily due to strong performance from the same two segments.

Sales and earnings growth in the Specialty Materials segment was led by the environmental products business which experienced continued strength in the North American market as well as improvement in European markets. All businesses in this segment positively impacted first quarter sales and earnings growth.

Sales in the Communications segment increased significantly. Approximately half of the increase was due to 1994 acquisitions of opto-electronic businesses from Northern Telecom Limited. The remaining increase was due to strong performance in all major businesses in this segment. Segment earnings increased significantly as a result of the increased sales volume offset somewhat by continued development spending in the ceramic memory disk and advanced display products businesses.

First quarter sales of the Laboratory Services segment increased significantly over the prior year primarily as a result of 1994 acquisitions in the clinical-testing business and improved performance in the pharmaceutical-testing business. Segment earnings increased modestly over 1994 primarily due to improved earnings in the pharmaceutical-testing business. Earnings of the clinical-testing business were up only slightly due to delays in successfully integrating the 1994 acquisitions in certain markets and an increase in reserves for government claims.

Sales in the Consumer Products segment were down as a result of the sale of the European consumer products business in the fourth quarter 1994 and lower volume in Latin America and mass market channels. Lower sales volume and an increase in operating expenses, due primarily to expenses of new outlet stores and increased receivable reserves, resulted in essentially break-even performance for this segment in the 1995 quarter compared to modest earnings in 1994's first quarter.

Equity in Earnings

First quarter 1995 equity in earnings of associated companies totaled $25.9 million compared with $16.5 million in the same period last year.
Increased earnings were due to strong operating performance at all major equity companies, including Samsung-Corning Company Ltd., Dow Corning, and the optical-fiber companies in Europe and Australia.


                       Liquidity and Capital Resources

Corning's working capital of $673.4 million at March 26, 1995, increased from $652.1 million at the end of 1994. The ratio of current assets to current liabilities of 1.6 was unchanged from year-end 1994. Corning's long-term debt as a percentage of total capital decreased slightly to 32% at March 26, 1995 from 33% at year-end 1994.

Cash and short-term investments declined from year-end 1994 by $66.5 million due to operating and investing activities which used cash of $27.7 million and $103.1 million, respectively, offset by financing activities which provided cash of $68.5 million. Net cash used in operating activities decreased in the first quarter 1995 compared to the same period in 1994 due primarily to increased income before depreciation and amortization. Net cash used in investing activities decreased in the first quarter 1995 due to a lower level of acquisitions in 1995 compared to 1994 which included the acquisition of assets from Northern Telecom Limited and the purchase of Corning Vitro Corporation stock from Vitro, S.A. Net cash provided by financing activities also decreased in the first quarter 1995 as a result of a lower level of financing activities in 1995 compared to 1994 which included the issuance of common stock in February 1994 to finance the Northern Telecom and Vitro transactions.

                         Part II - Other Information
ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

ENVIRONMENTAL LITIGATION Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 22 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $30 million for its estimated liability for environmental cleanup and litigation at March 26, 1995. This liability has not been reduced by any potential insurance recoveries.

BREAST-IMPLANT LITGATION Corning continues to be a defendant in two types of cases previously reported involving the silicone-gel breast implant products or materials formerly manufactured or supplied by Dow Corning or a Dow Corning subsidiary. These cases include (1) several purported federal securities class action lawsuits and shareholder derivative lawsuits filed against Corning by shareholders of Corning alleging, among other things, misrepresentations and omissions of material facts, breach of duty to shareholders and waste of corporate assets relative to the silicone-gel breast implant business conducted by Dow Corning and (2) multiple lawsuits filed in various federal and state courts against Corning and others (including Dow Corning) by persons claiming injury from the silicone-gel breast implant products or materials formerly manufactured by Dow Corning or a Dow Corning subsidiary. Several of such suits have been styled as class actions and others involve multiple plaintiffs.

As of April 12, 1995, Corning had been named in approximately 11,300 state and federal tort lawsuits. More than 4,200 tort lawsuits filed against Corning in federal courts were consolidated in the United States District Court, Northern District of Alabama. On April 25, 1995 the District Court issued a final order dismissing Corning from all federal breast-implant cases. Certain state court tort cases against Corning have also been consolidated for the purposes of discovery and pretrial matters. During 1994 and 1995, Corning made several motions for summary judgment in state courts and judges have dismissed Corning from over 6,300 tort cases filed in California, Connecticut, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee and Dallas, Harris and Travis Counties in Texas, some of which are on appeal. Corning's motions seeking dismissal remain pending in various other states. In certain Texas tort cases, Dow Chemical and Corning have each filed cross claims against each other and against Dow Corning. Some of these cases are scheduled for trial during 1995.

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

Dow Corning has informed Corning that as of March 31, 1995, Dow Corning has been named in 45 purported breast-implant product liability class action lawsuits and approximately 19,000 breast-implant product liability lawsuits (which number includes all or substantially all of the 11,300 lawsuits referred to above) and that Dow Corning anticipates that it will be named as a defendant in additional breast-implant lawsuits in the future. Dow Corning has also stated that it is vigorously defending this litigation. Verdicts in breast-implant litigation against Dow Corning and other defendants which have gone to judgment have varied widely, ranging from dismissal to the award of significant compensatory and punitive damages.

Dow Corning has also informed Corning that Dow Corning believes that a substantial portion of the indemnity and defense costs related to the breast-implant litigation brought and to be brought against it is and will be covered by product liability insurance available to it but that the insurance companies issuing the policies in question have reserved the right to deny coverage under various theories and in many cases have refused to pay defense and indemnity costs which have been incurred by Dow Corning. In this regard, on June 30, 1993, Dow Corning instituted litigation in California against certain insurance companies which had issued product liability insurance policies to it from 1962 through 1985 seeking declaratory judgments that the insurance company defendants are liable to indemnify Dow Corning for such liabilities and costs and, in the case of certain insurance company defendants, damages including punitive damages.
In September 1993, several of Dow Corning's insurers filed a complaint against Dow Corning and other insurers for declaratory relief in Michigan and moved for the action brought by Dow Corning in California to be dismissed in favor of the Michigan litigation. In October 1993, this motion was granted. In March 1994, the Michigan court ruled that certain of Dow Corning's primary insurers had a duty to defend Dow Corning with respect to certain breast-implant product liability lawsuits. These insurers were directed to reimburse Dow Corning for certain defense costs previously incurred. In November 1994, the Court ruled in favor of Dow Corning on allocation of defense costs. Dow Corning has informed Corning that, not withstanding this litigation, it is continuing negotiations with such insurance companies to obtain an agreement on a formula for the allocation among these insurers of payments of defense and indemnity expenses related to breast-implant products liability lawsuits and claims. Dow Corning has also informed Corning that it is not satisfied with the progress toward achieving commitment from certain of its insurers relative to insurance recovery.

In March 1994, Dow Corning, along with other defendants and representatives of breast-implant litigation plaintiffs, signed a Breast-Implant Litigation Settlement Agreement (the "Settlement Agreement"). Under the Settlement Agreement and related agreements, industry participants (the "Funding Participants") would contribute approximately $4.2 billion over a period of more than thirty years to establish several special purpose funds. The Settlement Agreement, if implemented, would provide for a claims based structured resolution of claims arising out of silicone breast implants, define the circumstances under which payments from the funds would be made and include a number of other provisions related to claims and administration. The Settlement Agreement defines periods during which breast-implant plaintiffs may elect not to settle their claims by way of the Settlement Agreement and to continue their individual breast-implant litigation against manufacturers and other defendants (the "Opt Out Plaintiffs"). In certain circumstances, if Dow Corning considers the number of Opt Out Plaintiffs to be excessive, Dow Corning is entitled to withdraw from participation in the Settlement Agreement. Dow Corning did not exercise its right to "opt out" of the Settlement Agreement as a result of initial "opt outs" by plaintiffs during the period ended July 1, 1994. The Court has offered initial Opt Out Plaintiffs an opportunity to rejoin the settlement during specified periods of time. The number of Opt Out Plaintiffs who have rejoined the settlement is not yet known.

The Court is currently in the process of evaluating claims for compensation submitted by plaintiffs and determining whether the disease compensation settlement fund to be established under the Settlement Agreement will be sufficient to pay validated claims. If any insufficiency cannot be resolved, claimants may have an additional opportunity to "opt out" of the Settlement Agreement. In this event, if Dow Corning considered that the number of such "opt out" plaintiffs with claims against it was excessive, Dow Corning would have the right to withdraw from participation in the settlement. The Court has concluded that the total amount of current claims likely to be approved for payment would substantially exceed the amounts presently committed under the Settlement Agreement. It indicated that the parties to the Settlement Agreement should undertake further negotiations now rather than wait until claims submitted have been processed completely. Corning is not a party to the Settlement
Agreement and will not make any contribution to the settlement contemplated thereby.

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

Dow Corning has previously recorded charges against earnings to reflect its best estimates of costs as a result of its involvement in the breast-implant litigation and Corning has recorded its share of such charges based upon its ownership interest in Dow Corning. As the Settlement Agreement process continues, additional developments, including the disposition of appeals from the District Court for the Northern District of Alabama's approval of the Settlement Agreement, additional "opt outs" from the Settlement

Agreement if the current disease compensation fund contemplated thereby is determined to be insufficient to pay validated claims and any such insufficiency cannot be resolved, changes in estimates of the ultimate cost of resolving claims not covered by the Settlement Agreement and changes in estimates of the amount and timing of insurance recoveries, may occur which could cause Dow Corning to adjust its estimate of costs of resolving its exposure to breast-implant litigation. Dow Corning has announced that it has retained financial and legal advisors to assist in analysis of alternatives and is actively considering as one alternative an action to seek protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code in order to maintain normal business operations while seeking to resolve breast-implant litigation and other liabilities through the Chapter 11 reorganization process.

Corning does not believe that its share of any additional accounting charge taken by Dow Corning or a material adverse change in Dow Corning's liquidity resulting from the breast-implant litigation will have a material adverse impact upon Corning's financial condition or liquidity. However, it is possible that Corning's share of any such accounting charge taken by Dow Corning or a material adverse change in Dow Corning's liquidity will materially impact the amount of equity in earnings of Dow Corning recognized by Corning in future accounting periods. If Dow Corning enters Chapter 11 bankruptcy proceedings, Corning would evaluate the impact of that event on its financial statements based on the facts and circumstances causing the event. As a result of such evaluation, Corning could be required to write-off its investment in, and discontinue recognition of equity earnings from, Dow Corning.

DEPARTMENT OF JUSTICE INVESTIGATIONS In September 1993, MetPath and MetWest Inc. ("MetWest"), a wholly owned subsidiary of Unilab, in which Corning had at the time an interest of approximately 43%, entered into a Settlement Agreement (the "MetPath Settlement Agreement") with the DOJ and the Inspector General of the Department of Health and Human Services (the "Inspector General"). Pursuant to the MetPath Settlement Agreement, MetPath and MetWest paid to the United States a total of $39.8 million in settlement of civil claims by the DOJ and the Inspector General that MetPath and MetWest had wrongfully induced physicians to order certain laboratory tests without realizing that such tests would be billed to Medicare at rates higher than those the physicians believed were applicable.

Several state and private insurers have made claims based on the practices covered by the MetPath Settlement Agreement. Several have settled but it is not clear at this time what, if any, additional exposure Corning may have to these entities and to other persons who may assert claims on the basis of these or other practices.

During August 1993, MetPath, MetWest and Damon (which was acquired by Corning earlier that month) together with other participants in the industry received subpoenas from the Inspector General seeking information regarding their practices with respect to 14 enumerated tests offered in conjunction with automatic chemical test panels. Of these 14 tests, 5 were covered by the MetPath Settlement Agreement and consequently MetPath and MetWest are not being required to provide further information with regard to them. MetPath, MetWest and Damon have submitted information pursuant to these subpoenas. Corning understands that the DOJ is now examining the methodology employed by Damon Corporation and by Nichols Institute (which Corning acquired in August 1994) to comply with the subpoenas. Damon has been advised by the U.S. Attorney's office in Boston, to which its investigation has been referred, that Damon will be required to submit additional information in response to the August 1993 subpoena served on it. Damon was also served with two additional subpoenas in November 1994 and January 1995. The November subpoena supplements the August 1993 subpoena and requires submission of supplemental information. The January subpoena inquires as to the addition of the 14 enumerated tests to organ function profiles rather than automated multichannel chemistry profiles as in the earlier subpoenas. Damon is responding to each of the foregoing subpoenas.

On March 24, 1995, Damon received a subpoena from the Department of Defense Counsel Investigative Service on behalf of CHAMPUS apparently covering the same practices as the earlier subpoenas. On April 24, 1995, MetPath learned that a grand jury proceeding had been commenced in Boston against Damon and 23 of its former directors and officers in connection with criminal violations of the antifraud and abuse provisions of the Social Security Act and against Damon and Corning Life Sciences Inc. for alleged obstruction in connection with Damon's response to the August 1993 subpoena.

MetPath also received in May 1994 two subpoenas from the Inspector General concerning, in one case, an investigation into billings for tests not performed or reported for which MetPath had voluntarily made corrective payments in 1993 and, in the other, an investigation into whether separate billings for tests which should have been grouped together had occurred. In addition a federal grand jury in New Jersey is investigating MetPath's billings for tests not performed or reported. The results of these investigations cannot currently be predicted but the U.S. Attorney's office in Baltimore which is conducting the civil investigation has made a settlement proposal which is presently being evaluated by Corning. Additional administrative action by the Inspector General and claims or settlements with parties other than the DOJ and the Inspector General cannot be excluded.

OTHER LEGAL PROCEEDINGS During September 1993, two individuals filed in the Supreme Court of the State of New York (one in New York County and one in Suffolk County) separate purported derivative actions against Corning, as nominal defendant, and Corning's Directors and certain of its officers seeking on behalf of Corning compensatory and punitive damages in unspecified amounts (and plaintiffs' costs and disbursements including attorneys' and experts' fees) by reason of the alleged responsibility of the actual defendants for the conduct which gave rise to the settlement in the MetPath litigation described above and their alleged failure to cause Corning to make timely disclosure thereof. Such actions have been consolidated into a single action before the Supreme Court of the State of New York in New York County.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See the Exhibit Index which is located on page 17.

     (b)  Reports on Form 8-K

               A report on Form 8-K dated January 23, 1995, was filed in connection with the Registrant's medium-term notes facility. The Registrant's fourth quarter earnings press release of January 23, 1995 was filed as an exhibit to this Form 8-K.

               A report on Form 8-K dated January 24, 1995, was filed which included the By-Laws of Corning Incorporated as amended to and effective as of December 31, 1994 as an exhibit.

               A report on Form 8-K dated March 23, 1995, was filed in connection with the recommencement of the Registrant's medium-term notes program.

Other items under Part II are not applicable.

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CORNING INCORPORATED
                                            (Registrant)





    May 1, 1995                         /s/ JAMES R. HOUGHTON
     Date                                James. R. Houghton
                                Chairman and Chief Executive Officer





    May 1, 1995                          /s/ VAN C. CAMPBELL
     Date                                 Van. C. Campbell
                             Vice Chairman and Chief Financial Officer





    May 1, 1995                       /s/ KATHERINE A. ASBECK
     Date                               Katherine A. Asbeck
                                      Chief Accounting Officer

                            CORNING INCORPORATED

                                EXHIBIT INDEX

                   This exhibit is numbered in accordance
             with Exhibit Table I of item 601 of Regulation S-K


                                                       Page number
                                                       in manually
      Exhibit #                Description           signed original

          12             Computation of ratio of
                       earnings to combined fixed
                     charges and preferred dividends        18