Form 10-Q
period 1995-06-18
CORNING INC /NY
filed 1995-07-27
CIK 24741

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 18, 1995

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

229,801,459 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of July 17, 1995.

                       PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page

 Consolidated Statements of Income for the twenty-four
   and twelve weeks ended June 18, 1995 and June 19, 1994       3

 Consolidated Balance Sheets at June 18, 1995
   and January 1, 1995                                          4

 Consolidated Statements of Cash Flows for the
   twenty-four weeks ended June 18, 1995 and
   June 19, 1994                                                5

 Notes to Consolidated Financial Statements                     6


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


                CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In millions, except per-share amounts)

                                Twenty-Four Weeks Ended       Twelve Weeks Ended
                                  June 18,     June 19,      June 18,    June 19,
                                    1995        1994 *         1995       1994 *


REVENUES
 Net sales                       $ 2,413.9    $ 2,054.6     $ 1,297.8   $ 1,105.7
 Royalty, interest, and
   dividend income                    15.6         11.2           8.7         3.5
                                 ---------    ---------     ---------   ---------
                                   2,429.5      2,065.8       1,306.5     1,109.2

DEDUCTIONS
 Cost of sales                     1,530.1      1,318.2         816.5       696.1
 Selling, general and
   administrative expenses           464.7        388.0         243.2       202.3
 Research and development expenses    79.8         79.3          41.2        41.1
 Provision for restructuring and
   other special charges              67.0                       67.0
 Interest expense                     54.5         51.7          28.5        25.9
 Other, net                           23.5          8.8           8.1         3.0
                                   -------      -------       -------      -------

Income before taxes on income        209.9        219.8         102.0       140.8
Taxes on income                       73.2         83.0          33.3        53.4
                                   -------       ------       -------      -------
Income before minority interest
 and equity earnings                 136.7        136.8          68.7        87.4
Minority interest in earnings
 of subsidiaries                     (29.5)       (17.9)        (18.2)      (10.0)
Dividends on convertible preferred
 securities of subsidiary             (6.3)                      (3.1)
Equity in earnings (losses) of
 associated companies:
   Other than Dow Corning
      Corporation                     29.3         15.6          20.9        11.4
   Dow Corning Corporation          (348.0)        34.9        (365.5)       22.6
                                  ---------    --------     ----------    --------

NET INCOME (LOSS)                 $ (217.8)   $   169.4     $  (297.2)    $ 111.4
                                  ---------    --------     ----------    --------

PER COMMON SHARE:
NET INCOME (LOSS)                 $   (0.97)   $   0.82     $  (1.32)     $  0.54
                                  ----------   --------     ---------     --------

DIVIDENDS DECLARED                $    0.36    $   0.34     $   0.18      $  0.17
                                  ----------   --------     ---------     ---------

WEIGHTED AVERAGE SHARES
 OUTSTANDING                         225.9        204.3       226.3         206.3
                                  ----------   --------     ---------     ---------

*  Reclassified to conform to 1995 presentation.


The accompanying notes are an integral part of these statements.


                CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                         CONSOLIDATED BALANCE SHEETS
             (In millions, except shares and per-share amounts)


                                                  June 18,      January 1,
                    ASSETS                          1995          1995 *

CURRENT ASSETS
 Cash                                           $    75.0      $    72.0
 Short-term investments, at cost which
   approximates market value                        119.5           89.3
 Accounts receivable, net of doubtful
  accounts and allowances-$100.1/1995;
  $89.4/year-end 1994                               999.2          947.1
 Inventories                                        503.6          416.7
 Deferred taxes on income and other
   current assets                                   230.7          201.2
                                                ---------      ---------
     Total current assets                         1,928.0        1,726.3
                                                ---------      ---------

INVESTMENTS
 Associated companies, other than Dow
   Corning Corporation, at equity                   343.9          318.6
 Dow Corning Corporation, at equity                                341.8
 Others, at cost                                     33.3           33.4
                                                ---------      ---------
                                                    377.2          693.8
                                                ---------      ---------

PLANT AND EQUIPMENT, NET OF ACCUMULATED
 DEPRECIATION                                     1,931.3        1,890.6

GOODWILL AND OTHER INTANGIBLE ASSETS,
 Net of accumulated amortization -
  $201.3/1995; $170.8/year-end 1994               1,435.6        1,408.0

OTHER ASSETS                                        318.1          304.0
                                                 --------      ---------
                                                $ 5,990.2      $ 6,022.7
                                                =========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Loans payable                                  $   134.5      $    67.6
 Accounts payable                                   174.5          258.3
 Other accrued liabilities                          802.2          748.3
                                                 --------      ---------
     Total current liabilities                    1,111.2        1,074.2
                                                 --------      ---------

OTHER LIABILITIES                                   663.1          643.6
LOANS PAYABLE BEYOND ONE YEAR                     1,520.3        1,405.6
MINORITY INTEREST IN SUBSIDIARY COMPANIES           275.1          247.0
CONVERTIBLE PREFERRED SECURITIES OF
 SUBSIDIARY                                         364.6          364.4
CONVERTIBLE PREFERRED STOCK                          24.3           24.9
COMMON STOCKHOLDERS' EQUITY
 Common stock, including excess over
  par value and other capital -
   Par value $0.50 per share;
   authorized 500 million shares;
   issued 257.7 million shares/1995
   and 255.8 million shares/year-end 1994         1,088.6        1,031.4
 Retained earnings                                1,413.3        1,714.5
 Less cost of 28 million/1995 and
  27.6 million/year-end 1994
   shares of common stock in treasury              (540.0)        (523.7)
 Cumulative translation adjustment                   69.7           40.8
                                                ---------      ----------
                                                $ 5,990.2      $ 6,022.7
                                                =========      ==========

*  Reclassified to conform to 1995 presentation.


The accompanying notes are an integral part of these statements.


               CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In millions)


                                                 Twenty-Four Weeks Ended
                                                  June 18,      June 19,
                                                    1995         1994 *

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                              $  (217.8)      $  169.4
 Adjustments to reconcile net income
     to net cash used in operations:
   Depreciation and amortization                    181.1          154.9
   Provision for restructuring and
     other special charges (net of cash paid)        64.8
   Equity in (earnings) losses of
     Dow Corning Corporation                        348.0          (34.9)
   Equity in earnings of associated
     companies, other than Dow Corning
     Corporation, (in excess of)
     less than dividends received                    (4.1)           3.5
   Minority interest in earnings of
     subsidiaries in excess of dividends paid        27.8           12.5
   Losses on disposition of properties and
     investments                                     10.0            2.1
   Deferred tax provision (benefit)                 (22.3)           2.3
   Other                                              9.7          (23.5)
 Changes in operating assets and liabilities:
  Accounts receivable                               (49.4)        (122.9)
  Inventory                                         (86.5)         (44.2)
  Deferred taxes and other current assets           (15.0)          (7.6)
  Accounts payable and other
   current liabilities                             (119.9)        (164.1)
                                                 ---------      ---------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                               131.3          (52.5)
                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant and equipment                  (177.3)        (147.2)
 Acquisitions of businesses, net                    (38.0)        (260.1)
 Net proceeds from disposition of
  properties and investments                          8.3          108.4
 Increase in long-term investments                  (10.2)          (7.2)
 Other, net                                         ( 0.9)           2.9
                                                 ---------     ----------
NET CASH USED IN INVESTING ACTIVITIES              (218.1)        (303.2)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                    183.7          160.4
 Repayments of loans                                (11.7)         (67.8)
 Increase in minority interest due
   to capital contribution                                          21.5
 Proceeds from issuance of common stock              14.1          237.8
 Repurchases of common stock                         (9.1)
 Payment of dividends                               (41.7)         (36.4)
                                                 ---------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           135.3          315.5
                                                 ---------     ----------

Effect of exchange rates on cash                     (3.9)           0.4
                                                 ---------     ----------
Net change in cash and cash equivalents              33.2          (39.8)
Cash and cash equivalents at beginning of year      161.3          160.8
                                                 ---------     ----------

CASH AND CASH EQUIVALENTS AT END OF QUARTER     $   194.5       $  121.0
                                                ==========     ==========

SUPPLEMENTAL DATA:
Income taxes paid                               $    61.8       $   63.8
                                               ===========     ==========

Interest paid                                   $    56.4       $   50.7
                                               ===========     ==========



*  Reclassified to conform to 1995 presentation.


The accompanying notes are an integral part of these statements.

                CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Earnings per common share are computed by dividing net income less dividends on Series B preferred stock by the weighted average of common shares outstanding during each period. Series B preferred dividends amounted to $0.5 million and $1.0 million in the second quarter and first half, respectively, in both 1995 and 1994. The weighted average of common shares outstanding for the second quarter and first half of 1995 were 226.3 million and 225.9 million, respectively, and 206.3 million and 204.3 million for the same periods in 1994. The weighted average of common shares outstanding for earnings per share calculations does not include shares held by the Corning Stock Ownership Trust which totaled approximately 2.7 million and 3.0 million shares during 1995 and 1994, respectively. Common stock equivalents are not included in the earnings per share computation because they do not result in material dilution.

     Common dividends of $41.3 million and $82.4 million were declared in the second quarter and first half of 1995, respectively, compared with $36.2 million and $71.7 million for the same periods in 1994.

(2) On May 15, 1995, Dow Corning Corporation (a fifty-percent owned equity affiliate) voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code as a result of several negative developments related to the breast-implant litigation. Corning management believes that it is impossible to predict if and when Dow Corning will successfully emerge from the Chapter 11 proceedings. As a result, Corning recorded an after-tax charge of $365.5 million in the second quarter 1995 to fully reserve its investment in Dow Corning.

     Corning also discontinued recognition of equity earnings from Dow Corning beginning in the second quarter of 1995. Corning recognized equity earnings from Dow Corning of $17.5 million in the first quarter of 1995, and $12.3 million and $34.9 million in the first quarter and first of half of 1994, respectively. Summarized income statement information for Dow Corning is not presented because Corning has discontinued recognition of equity in earnings.

(3) In the second quarter 1995, Corning recorded a restructuring charge of $67 million ($40.5 million after-tax). Approximately $40 million of the charge related to Corning's Laboratory Services segment and included severance for workforce reduction programs in both the clinical-laboratory and pharmaceutical-testing businesses and the costs of exiting a number of leased facilities in the clinical-laboratory testing business. The remaining charge included severance for additional workforce reductions, primarily in corporate staff groups, a curtailment loss in Corning's primary pension plan attributable to workforce reductions over the last eighteen months, and the write-off of production equipment caused by the decision to exit the manufacturing facility for glass-ceramic memory-disks.

     A summary of the reserves established in the second quarter 1995 are as follows:


                                                     Charges through    Balance at
                                   Original Reserve   June 18, 1995    June 18, 1995

     Employee termination costs       $ 46.5            $  8.8 (1)         $ 37.7
     Write-off of fixed assets          14.1               0.5               13.6
     Costs of exiting leased
     facilities                          6.4               0.5                5.9
                                     -------            ------             ------
               Total                  $ 67.0            $  9.8             $ 57.2
                                     =======            ======             ======

     Current                                                               $ 48.2
     Non-current                                                              9.0
                                                                           ------
               Total                                                       $ 57.2

                                                                           ======

     (1) Includes $7 million of pension curtailment loss which has reduced Corning's pension asset related to its primary pension plan.


     Severance costs relate to approximately 1,000 employees, of which approximately 180 have been terminated or notified of their termination at June 18, 1995. Management believes that the workforce reductions and facility closures will significantly reduce operating costs and will be substantially completed within one year.

     As described in Note 7 to the company's 1994 consolidated financial statements included in its Annual Report on Form 10-K, Corning recorded charges for restructuring and acquisition integration plans in previous years.
     Reserves relating to these programs totaled approximately $99.4 million and $43.9 million at January 1, 1995 and June 18, 1995, respectively. Management believes that the costs of both 1995 and previous restructuring and integration plans will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring plans.

(4) On March 28, 1995, Corning issued $125 million of 30-year debentures with an interest rate of 8.3 percent due April 4, 2025. The proceeds from these borrowings will be used for general corporate purposes, including capital spending.

(5) During the first half of 1995, Corning acquired several businesses in the Laboratory Services segment for $38 million in cash and approximately 500,000 shares of Corning common stock. These transactions have been accounted for as purchases. Goodwill of approximately $53 million resulted from these transactions and is being amortized over periods of 20 to 40 years.

(6) As described in Note 2 to the company's 1994 consolidated financial statements included in its Annual Report on Form 10-K, Corning completed several acquisitions in 1994, the total of which was significant. The following table presents unaudited pro forma operating results for the twelve and twenty-four weeks ended
     June 19, 1994, as if the acquisitions completed in 1994 had been completed on January 3, 1994 (in millions, except per share amounts):


                                               Twenty-four      Twelve
                                               weeks ended    weeks ended
                                                 June 19,       June 19,
                                                   1994           1994

     Revenues                                    $2,300.5      $ 1,243.3
     Net income                                     169.6          112.4
     Net income per common share                     0.75           0.50


     These pro forma results do not reflect the impact of 1994 divestitures and the formation of the jointly owned environmental testing company, also described in Note 2 to the company's 1994 consolidated financial statements included in its Annual Report on Form 10-K, which were individually and in the aggregate immaterial.

(7) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):



                                                 June 18,      January 1,
                                                   1995          1995

     Finished goods                              $  240.5      $  210.1
     Work in process                                145.6         115.7
     Raw materials and accessories                   84.3          66.1
     Supplies and packing materials                  88.8          83.7
                                                 --------      --------

     Total inventories valued at current cost       559.2         475.6
     Reduction to LIFO valuation                    (55.6)        (58.9)
                                                 ---------     ---------

                                                 $  503.6      $  416.7
                                                 =========     =========

(8) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):



                                                 June 18,      January 1,
                                                   1995          1995

     Land                                       $    63.8      $    60.7
     Buildings                                      919.5          892.7
     Equipment                                    2,793.6        2,664.9
     Accumulated depreciation                    (1,845.6)      (1,727.7)
                                                 --------      ---------
                                                 $1,931.3      $ 1,890.6
                                                 ========      =========

ITEM 2.

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                            Results of Operations


Consolidated sales for the second quarter and first half of 1995 totaled $1.3 billion and $2.4 billion, respectively, up 18 percent from the same periods last year. Approximately one-third of the sales increase resulted from acquisitions completed in 1994 in both the opto-electronics business and Laboratory Services segment.

Corning incurred a net loss of $297.2 million, or $1.32 per share, in the second quarter 1995 compared to net income of $111.4 million, or $0.54 per share, during the same period in 1994. Corning incurred a net loss for the first half of 1995 totaling $217.8 million, or $0.97 per share, compared to net income totaling $169.4 million, or $0.82 per share, for the first half of 1994. Second quarter and first half 1995 results were significantly impacted by Corning's decision to fully reserve its investment in Dow Corning , the discontinued recognition of equity earnings from Dow Corning and a second quarter restructuring charge. The following table summarizes the impact of these events on Corning's second quarter and first half net income and earnings per share:


                              Twenty-four Weeks Ended       Twelve Weeks Ended
                                June 18,    June 19,        June 18,   June 19,
                                  1995      1994              1995       1994

Net income (loss)
  Before Dow Corning
   Corporation and
   restructuring                $  170.7    $ 134.5        $  108.8    $  88.8
  Equity in earnings
   (losses) of Dow
   Corning Corporation            (348.0)      34.9          (365.5)      22.6
  Provision for restructuring      (40.5)                     (40.5)
                                ---------   --------       ---------    -------

Net income (loss)               $ (217.8)   $ 169.4        $ (297.2)   $  111.4
                                ==========   ========        ========    ========

Net income (loss) per
 common share
  Before Dow Corning
   Corporation and
   restructuring                $   0.75    $  0.65        $   0.48    $  0.43
  Equity in earnings
   (losses) of Dow
   Corning Corporation             (1.54)      0.17           (1.62)      0.11
  Provision for Restructuring      (0.18)                     (0.18)
                                 --------   -------       ----------    --------
Net income (loss) per
 common share                   $  (0.97)   $  0.82        $  (1.32)   $  0.54
                                =========   =======        =========   =========


As shown, excluding the impact of special charges and adjusted for the elimination of equity earnings from Dow Corning, Corning's net income increased 23% and 27% and earnings per share increased 12% and 15% in the second quarter and first half 1995, respectively.

Segment overview

Consolidated sales, excluding the impact of acquisitions, increased during the second quarter and first half 1995 primarily due to strong performance in the Communications and Specialty Materials segments. Excluding the impact of the 1995 restructuring charge, earnings from consolidated operations for the second quarter and first half of 1995 increased 14 percent and 19 percent, respectively, over the comparable periods in 1994 primarily due to strong performance from the same two segments.

In the second quarter 1995, Corning recorded a restructuring charge of $67 million before tax. Approximately $40 million of the charge related to Corning's Laboratory Services segment and included severance for workforce reduction programs primarily in the clinical-laboratory testing business and the costs of exiting a number of leased facilities. The remaining charge included severance for additional workforce reductions, primarily in corporate staff groups, a curtailment loss in Corning's primary pension plan attributable to workforce reductions over the last eighteen months and the write-off of equipment caused by the decision to exit the manufacturing facility for glass-ceramic memory-disks.

Corning decided to exit the manufacturing facility for memory disks because, although Corning developed a product which met the market's technical requirements, the projected profitability of the product in the marketplace did not warrant scaling up production for commercial quantities. As such, the production assets were written off and the amount of development spending on this project was significantly reduced in the second quarter.

Additional information on this restructuring charge is included in Note 3 to the consolidated financial statements. The following segment analysis excludes the impact of the restructuring charge.

Sales and earnings of the Specialty Materials segment increased in the second quarter and first half 1995 over the same periods in 1994. Sales and earnings growth was led by the environmental-products business; however, all businesses in the segment performed well. The environmental-products business continued to experience strong demand for ceramic substrates in both the North American and international markets.

Sales in the Communications segment increased significantly in both the second quarter and first half 1995. Approximately one-third of the sales increase was due to the 1994 acquisitions of opto-electronic businesses from Northern Telecom Limited. The remaining increase was due to strong performance in all major businesses in this segment. Segment earnings improved significantly as a result of the increased sales volume in all major businesses in this segment.

Second quarter and first half sales of the Laboratory Services segment increased significantly over the prior year primarily as a result of the 1994 acquisitions in the clinical-laboratory testing business and improved performance in the pharmaceutical-testing business. Segment earnings in both the second quarter and first half were below last year due to lower profitability in the clinical-laboratory testing business offset by strength in the pharmaceutical-testing business. The clinical-laboratory testing business comparisons were impacted by lower prices than the previous year coupled with higher expenses in certain areas as a result of issues arising in the integration of the 1994 acquisitions. In addition, in the second quarter, Corning settled certain government claims for amounts in excess of previously established reserves. Management expects improvement in the earnings of this segment in the second half of the year as integration issues are resolved and anticipated cost reductions are achieved.

Excluding the impact of the sale of the European consumer business in the fourth quarter of 1994, sales in the Consumer Products segment were flat in both the second quarter and the first half of 1995 primarily due to the weak North American retail market. Lower sales volume, coupled with several scheduled glass furnace repairs resulted in an operating loss in this segment in both the second quarter and first half of 1995. Management expects the Consumer Products segment will improve significantly in the second half of 1995; however, full year 1995 earnings will likely be lower than 1994 levels.

Taxes on Income
Corning's effective tax rate for 1995 was impacted by restructuring and other special charges. Excluding these items, the tax rate was 35 percent and 36 percent in the second quarter and first half of 1995, respectively, compared to 38 percent for the same periods in 1994 The decrease in the effective tax rate is due to an increase in the percentage of Corning's earnings from consolidated entities with lower effective tax rates.

Equity in Earnings
In the second quarter of 1995, Corning recorded a charge of $365.5 million to fully reserve its investment in Dow Corning, as a result of Dow Corning's voluntary filing for protection under Chapter 11 of the United States Bankruptcy Code. In addition, Corning discontinued recognition of equity earnings from Dow Corning beginning in the second quarter of 1995.

Excluding the impact of Dow Corning in both years, equity earnings increased significantly due primarily to strong performance in the optical fiber equity companies.

                       Liquidity and Capital Resources

Corning's working capital increased from $652.1 million at the end of 1994 to $816.8 million at June 18, 1995. The ratio of current assets to current liabilities was 1.7 at the end of the first half 1995 compared to 1.6 at year-end 1994. Corning's long-term debt as a percentage of total capital was 36 percent at the end of the second quarter, compared to 33 percent at year-end 1994. The increase in this ratio was due to the issuance of $125 million of 30-year debentures in March 1995 and the significant reduction in equity caused by the second quarter charge to fully reserve Corning's investment in Dow Corning.

Cash and short-term investments increased from year-end 1994 by $33.2 million due to operating and financing activities which provided cash of $119.9 million and $135.3 million, respectively, offset by investing activities which used cash of $218.1 million. In the first half of 1995, operating activities generated cash compared to using cash in the first half of 1994. This change was primarily caused by improved operations (before special charges) and a smaller increase in working capital than in the first half of 1994. Net cash used in investing activities decreased in the first half of 1995 due to a lower level of both acquisitions and divestitures in 1995 compared to 1994. Net cash provided by financing activities was also lower compared to the same period in 1994 which included the issuance of common stock in February 1994 to finance certain 1994 acquisitions.

                         Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation: Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 21 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $25 million for its estimated liability for environmental cleanup and litigation at June 18, 1995. This liability has not been reduced by any potential insurance recoveries.

Breast-Implant Litigation: On May 15, 1995, Dow Corning Corporation sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The effect of the bankruptcy, which is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan), is to stay the prosecution against Dow Corning of the 45 purported breast-implant product liability class action lawsuits and approximately 19,000 breast-implant product liability lawsuits. Dow Corning is also seeking to remove various state court tort lawsuits to federal court, and to transfer certain federal implant cases to the United States Court for the Eastern District of Michigan, Southern Division (Detroit, Michigan). On July 5, 1995 Judge Denise Page Hood issued an Order Provisionally Transferring Certain Breast Implant Claims and scheduled a July 31, 1995 hearing on Dow Corning's Motion to Transfer. Dow Corning is seeking a consolidated "common issue" trial to determine its liability for the breast-implant products.

Despite the bankruptcy filing of Dow Corning, Corning continues to be a defendant in two types of cases previously reported involving the silicone-gel breast implant products or materials formerly manufactured or supplied by Dow Corning or a Dow Corning subsidiary. These cases include (1) several purported federal securities class action lawsuits and shareholder derivative lawsuits filed against Corning by shareholders of Corning alleging, among other things, misrepresentations and omissions of material facts, breach of duty to shareholders and waste of corporate assets relative to the silicone-gel breast implant business conducted by Dow Corning and (2) multiple lawsuits filed in various federal and state courts against Corning and others (including Dow Corning) by persons claiming injury from the silicone-gel breast implant products or materials formerly manufactured by Dow Corning or a Dow Corning subsidiary. Several of such suits have been styled as class actions and others involve multiple plaintiffs. The federal securities suits are all pending in the United States District Court for the Southern District of New York.

As of July 10, 1995, Corning had been named in approximately 11,380 state and federal tort lawsuits. More than 4,300 tort lawsuits filed against Corning in federal courts were consolidated in the United States District Court, Northern District of Alabama. On April 25, 1995 the District Court issued a final order dismissing Corning from all federal breast-implant cases and plaintiffs have appealed. Certain state court tort cases against Corning have also been consolidated for the purposes of discovery and pretrial matters. During 1994 and 1995, Corning made several motions for summary judgment in state courts and judges have dismissed Corning from over 6,300 tort cases filed in California, Connecticut, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee and Dallas, Harris and Travis Counties in Texas, some of which are on appeal. Corning's motions seeking dismissal remain pending in various other states. In certain Texas tort cases, Dow Chemical and Corning have each filed cross claims against each other and against Dow Corning. Some of these cases are scheduled for trial during 1995. Corning, like certain other defendants, is seeking to remove the pending state tort cases to federal courts.

Department of Justice Investigations: In September 1993, MetPath and MetWest Inc. ("MetWest"), a wholly owned subsidiary of Unilab, in which Corning had at the time an interest of approximately 43%, entered into a Settlement Agreement (the "MetPath Settlement Agreement") with the DOJ and the Inspector General of the Department of Health and Human Services (the "Inspector General") in settlement of civil claims by the DOJ and the Inspector General that MetPath and MetWest had wrongfully induced physicians to order certain laboratory tests without realizing that such tests would be billed to Medicare at rates higher than those the physicians believed were applicable. Several state and private insurers have made claims based on the practices covered by the MetPath Settlement Agreement. Several have settled but it is not clear at this time what, if any, additional exposure Corning may have to these entities and to other persons who may assert claims on the basis of these or other practices.

During August 1993, MetPath, MetWest and Damon (which was acquired by Corning earlier that month) together with other participants in the industry received subpoenas from the Inspector General seeking information regarding their practices with respect to 14 enumerated tests offered in conjunction with automatic chemical test panels. MetPath, MetWest and Damon submitted information pursuant to these subpoenas and the investigation into MetPath and MetWest has been closed. Damon was also served with two additional subpoenas in November 1994 and January 1995 from the Inspector General and was directed by the U.S. Attorney's office in Boston, to which its investigation has been referred, to submit additional information in response to the August 1993 subpoena. The November subpoena supplements the August 1993 subpoena and requires the submission of supplemental information. The January subpoena seeks information regarding the addition of the 14 enumerated tests to organ function profiles rather than the automated multichannel chemistry profiles as in earlier subpoenas. Damon has substantially completed its production to each of the foregoing subpoenas. In March 1995, Damon received a subpoena from the Department of Criminal Investigative Service on behalf of CHAMPUS, apparently covering the same practices as the earlier subpoenas. Compliance with that subpoena has been completed. In April 1995, Corning learned that a grand jury in Boston is investigating Damon for possible criminal violations of the anti-fraud and abuse provisions of the Social Security Act and Damon and Corning Life Sciences Inc. ("CLSI") for possible obstruction in connection with Damon's response to the August 1993 subpoena.

In August 1993, Nichols Institute (which Corning acquired in August 1994) received a subpoena from the Inspector General comparable to those received by MetPath, MetWest and Damon. Compliance with that subpoena has been completed.

In May 1994, MetPath received a subpoena from the Inspector General and a subpoena from a federal grand jury, both investigating billing for tests not performed or reported for which MetPath had voluntarily made corrective payments in 1993. The civil matter was concluded by a payment by CLSI of $8.6 million, and the criminal investigation was closed. The possibility of additional action by the Inspector General or other federal agencies and claims or settlements with parties other than DOJ and the Inspector General cannot be excluded.

In April 1995, CLSI receive a subpoena from the Inspector General concerning possible additions of the 14 enumerated tests to automated multichannel chemistry profiles by Bioran Medical Laboratory (acquired by Corning in September 1994).

CLSI also received a comparable subpoena from the Department of Defense Criminal Investigative Service on behalf of CHAMPUS.
Production of documents responsive to these subpoenas has been completed.

Other Legal Proceedings: During September 1993, two individuals filed in the Supreme Court of the State of New York (one in New York County and one in Suffolk County) separate purported derivative actions against Corning, as nominal defendant, and Corning's Directors and certain of its officers seeking on behalf of Corning compensatory and punitive damages in unspecified amounts (and plaintiffs' costs and disbursements including attorneys' and experts' fees) by reason of the alleged responsibility of the actual defendants for the conduct which gave rise to the settlement in the MetPath litigation described above and their alleged failure to cause Corning to make timely disclosure thereof. Such actions have been consolidated into a single action before the Supreme Court of the State of New York in New York County.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

     (a) The annual meeting of stockholders of the registrant was held on April 27, 1995.

     (b) The following nominees for the office of director, provided in the registrant's proxy statement dated March 8, 1995, which appears as Exhibit #22 to this report, were elected by the following number of shareholder votes for and withheld:


                                            For            Withheld
              Roger G. Ackerman         202,267,939         970,454
              David A. Duke             202,256,482         981,911
              John H. Foster            202,246,534         991,859
              Catherine A. Rein         202,240,481         997,912
              William D. Smithburg      202,269,100         969,293

              The following persons continue as directors:

              Robert Barker
              Mary L. Bundy
              Van C. Campbell
              Gordon Gund
              John M. Hennessy
              James R. Houghton
              Vernon E. Jordan, Jr.
              James W. Kinnear
              James J. O'Connor
              Henry Rosovsky

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See the Exhibit Index which is located on page 15.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated April 4, 1995 was filed in connection with the Registrant's medium-term notes facility. The Registrant's first quarter press release of April 4, 1995 was filed as an exhibit to this Form 8-K.

          A report on Form 8-K dated May 15, 1995 was filed which included the Registrant's press release issued in connection with Dow Corning Corporation's announcement of its voluntary filing for protection under Chapter 11 of the United States Bankruptcy Code.

          A report on Form 8-K dated June 7, 1995 was filed which included the Registrant's press release announcing the special charges to be recorded by the registrant in the second quarter.

Other items under Part II are not applicable.

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CORNING INCORPORATED
                                            (Registrant)





   July 24, 1995                     /S/ JAMES R. HOUGHTON
        Date                               J. R. Houghton
                                Chairman and Chief Executive Officer





   July 24, 1995                     /S/  VAN C. CAMPBELL
        Date                               V. C. Campbell
                             Vice Chairman and Chief Financial Officer





   July 24, 1995                   /S/  KATHERINE A. ASBECK
        Date                                K. A. Asbeck
                                      Chief Accounting Officer

                            CORNING INCORPORATED

                                EXHIBIT INDEX

                   This exhibit is numbered in accordance
             with Exhibit Table I of Item 601 of Regulation S-K


                                                            Page number
                                                            in manually
      Exhibit #            Description                    signed original

        12        Computation of ratio of earnings to
                  combined fixed charges and preferred
                  dividends                                     17

        22        Registrant's proxy statement dated
                  March 8, 1995, filed with the
                  Securities and Exchange Commission
                  as a definitive proxy statement on
                  March 9, 1995, is incorporated herein
                  by reference