Form 10-Q
period 1995-10-08
CORNING INC /NY
filed 1995-11-14
CIK 24741

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       October 8, 1995

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

229,254,961 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of October 27, 1995.

                       PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page

 Consolidated Statements of Income for the forty
   and sixteen weeks ended October 8, 1995 and
   October 9, 1994                                              3

 Consolidated Balance Sheets at October 8, 1995
   and January 1, 1995                                          4

 Consolidated Statements of Cash Flows for the
   forty weeks ended October 8, 1995 and
   October 9, 1994                                              5

 Notes to Consolidated Financial Statements                     6


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


Corning Incorporated and Subsidiary Companies
Consolidated Statements of Income
(In millions, except per-share amounts)



                                  Forty Weeks Ended                  Sixteen Weeks Ended
                                 October 8,  October 9,            October 8,   October 9,
                                    1995        1994*                 1995         1994*
Revenues
  Net sales                      $3,982.7    $3,497.0              $1,568.8     $1,442.4
  Royalty, interest and
  dividend income                    24.7        21.5                   9.1         10.3
                                  ________   _________              ________    _________
                                  4,007.4     3,518.5               1,577.9      1,452.7

Deductions
  Cost of sales                   2,518.6     2,236.1                 988.5        917.9
  Selling, general and
    administrative expenses         822.0       633.2                 357.2        245.2
  Research and development
    expenses                        133.5       132.8                  53.7         53.5
  Provision for restructuring
    and other special charges        67.0        82.3                               82.3
  Interest expense                   90.4        85.6                  35.8         33.9
  Other, net                         31.6        36.3                   8.3         27.5
                                   _______     _______                _______     ________
Income before taxes on income       344.3       312.2                 134.4         92.4
Taxes on income                     115.4       117.1                  42.2         34.1
                                   -------     -------                --------    --------
Income before minority interest
  and equity earnings               228.9       195.1                  92.2         58.3
Minority interest in earnings
of subsidiaries                     (53.4)      (39.0)                (23.8)       (21.1)
Dividends on convertible preferred
  securities of subsidiary          (10.5)       (2.7)                 (4.2)        (2.7)
Equity in earnings (losses) of
  associated companies:
    Excluding Dow Corning
    Corporation                      48.7        34.6                  19.3         19.0
    Dow Corning Corporation        (348.0)       58.3                               23.4
                                   --------     -------                -----       ------
Net Income (Loss)                $ (134.3)   $  246.3               $  83.5      $  76.9
                                 ---------   ---------              --------     --------
Per Common Share:
Net Income (Loss)                $  (0.60)   $   1.18               $   0.37     $   0.36
                                 ----------  ---------              ---------    --------
Dividends Declared               $   0.54    $   0.51               $   0.18     $   0.17
                                 ---------   ---------              ----------   ---------
Weighted Average Shares
  Outstanding                       226.5       207.9                  227.2        213.4
                                  ---------   --------               ---------     --------

*  Reclassified to conform to 1995 presentation.

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares and per-share amounts)

                                                  October 8,      January 1,
                                                     1995           1995*
              ASSETS
CURRENT ASSETS
  Cash                                             $ 16.7         $  72.0
  Short-term investments, at cost, which
    approximates market value                        92.3            89.3
  Accounts receivable, net of doubtful
  accounts and allowances - $163.0/1995;
  $89.4/year-end 1994                               968.3           947.1
  Inventories                                       501.4           416.7
  Deferred taxes on income and other
    current assets                                  238.9           201.2
                                                   -------         -------
    Total current assets                          1,817.6         1,726.3

INVESTMENTS
  Associated companies, at equity                   374.2           318.6
  Dow Corning Corporation, at equity                                341.8
  Others, at cost                                    33.8            33.4
                                                    ------        --------
                                                    408.0           693.8
PLANT AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION                        1,964.4         1,890.6

GOODWILL AND OTHER INTANGIBLE ASSETS,
  Net of accumulated amortization -
    $279.7/1995; $170.8/year-end 1994
                                                  1,428.2         1,408.0

OTHER ASSETS                                        301.3           304.0
                                                  --------         --------
                                                 $5,919.5         $6,022.7
                                                 =========        =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loans payable                                   $ 122.6          $  67.6
  Accounts payable                                  160.9            258.3
  Other accrued liabilities                         751.6            748.3
                                                  --------          -------
    Total current liabilities                     1,035.1          1,074.2
                                                  --------         --------

OTHER LIABILITIES                                   666.6            643.6
LOANS PAYABLE BEYOND ONE YEAR                     1,472.6          1,405.6
MINORITY INTEREST IN SUBSIDIARY COMPANIES           275.4            247.0
CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY      364.7            364.4
CONVERTIBLE PREFERRED STOCK                          23.8             24.9
COMMON STOCKHOLDERS' EQUITY
  Common stock, including excess over
    par value and other capital -
    Par value $0.50 per share;
    authorized  500 million shares;
    issued 258.0 million shares/1995
    and 255.8 shares/year-end 1994                1,102.2          1,031.4
  Retained earnings                               1,454.8          1,714.5
  Less: cost of 28 million/1995 and
    27.6 million/year-end 1994
    shares of common stock in treasury             (548.1)          (523.7)
  Cumulative translation adjustment                  72.4             40.8
                                                 ---------          --------
                                                 $5,919.5         $6,022.7
                                                 ========         ========

*  Reclassified to conform to 1995 presentation.


The accompanying notes are an integral part of these statements.


CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)


                                                          Forty Weeks Ended
                                                     October 8,       October 9,
                                                        1995            1994*
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                   $(134.3)         $  246.3
 Adjustments to reconcile net income
   to net cash used in operations:
  Depreciation and amortization                        279.7             252.1
  Provision for restructuring and
    other special charges (net of cash paid)
                                                        56.9              76.9
  Equity in losses (earnings) of
    Dow Corning Corporation                            348.0             (58.2)
  Equity in earnings of associated
    companies, other than Dow Corning
    Corporation, in excess of dividends received       (14.7)            (10.4)
  Minority interest in earnings of
    subsidiaries in excess of dividends paid
                                                        28.3              24.1
  Losses (gains) on disposition of properties
    and investments                                     11.5              (8.7)
  Deferred tax benefit                                 (26.3)            (11.1)
  Other                                                 14.1              (0.6)
 Changes in operating assets and liabilities:
  Accounts receivable                                  (13.2)           (232.7)
  Inventory                                            (76.5)            (58.1)
  Deferred taxes and other current assets               (4.7)            (25.3)
  Accounts payable and other current liabilities      (120.1)            (95.1)
                                                      -------            -------
NET CASH PROVIDED BY OPERATING ACTIVITIES              348.7              99.2

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant and equipment                     (316.4)           (243.6)
 Acquisitions of businesses, net                       (41.0)           (241.0)
 Net proceeds from disposition of
   properties and investments                           13.8             144.5
 Increase in long-term investments                     (27.5)             (9.6)
 Other, net                                            (24.6)            (23.9)
                                                      --------          --------
NET CASH USED IN INVESTING ACTIVITIES                 (395.7)           (373.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                       170.0             291.3
 Repayments of loans                                   (50.5)           (452.0)
 Increase in minority interest
   due to capital contribution                                            21.5
 Proceeds from issuance of convertible
   preferred securities of subsidiary                                    364.4
 Proceeds from issuance of common stock                 19.8             247.2
 Repurchases of common stock                           (15.8)
 Payment of dividends                                 (125.4)           (105.6)
                                                      -------           -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (1.9)            366.8

Effect of exchange rates on cash                        (3.4)              1.5
                                                       -------           ------
Net change in cash and cash equivalents                (52.3)             93.9
Cash and cash equivalents at beginning of year         161.3             160.8
                                                       -------           ------
CASH AND CASH EQUIVALENTS AT END OF QUARTER          $ 109.0          $  254.7
                                                     =========        =========
SUPPLEMENTAL DATA:
Income taxes paid                                    $  97.9          $  116.0
                                                     =========        =========
Interest paid                                        $  93.3          $   94.2
                                                     =========        =========
*  Reclassified to conform to 1995 presentation.


The accompanying notes are an integral part of these statements.

                CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Earnings per common share are computed by dividing net income less dividends on Series B preferred stock by the weighted average of common shares outstanding during each period. Series B preferred dividends amounted to $0.5 million and $1.5 million in the third quarter and third quarter year-to-date, respectively, in both 1995 and 1994. The weighted average of common shares outstanding for the third quarter and third quarter year-to-date 1995 were 227.2 million and
     226.5 million, respectively, and 213.4 million and 207.9 million for the same periods in 1994. The weighted average of common shares outstanding for earnings per share calculations does not include shares held by the Corning Stock Ownership Trust which totaled approximately 2.6 million and 3.0 million shares during 1995 and 1994, respectively. Common stock equivalents are not included in the earnings per share computation because they do not result in material dilution.

     Common dividends of $41.5 million and $123.9 million were declared in the third quarter and third quarter year-to-date of 1995, respectively, compared with $37.0 million and $108.7 million for the same periods in 1994.

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

     Corning also discontinued recognition of equity earnings from Dow Corning beginning in the second quarter of 1995. Corning recognized equity earnings from Dow Corning of $17.5 million in the first quarter of 1995, and $23.4 million and $58.3 million in the third quarter and third quarter year-to-date of 1994, respectively. Summarized income statement information for Dow Corning is not presented because Corning has discontinued recognition of equity in earnings.

(3) In the second quarter of 1995, Corning recorded a restructuring charge of $67 million ($40.5 million after-tax). Approximately $40 million of the charge related to Corning's Laboratory Services segment and included severance for workforce reduction programs in both the clinical-laboratory and pharmaceutical-testing businesses and the costs of exiting a number of leased facilities in the clinical-laboratory testing business. The remaining charge included severance for additional workforce reductions, primarily in corporate staff groups, a curtailment loss in Corning's primary pension plan attributable to workforce reductions over the last eighteen months, and the write-off of production equipment caused by the decision to exit the manufacturing facility for glass-ceramic memory-disks.

     A summary of the reserves established in the second quarter 1995 are as follows:


                                                             Charges through       Balance at
                                           Original Reserve  October 8, 1995    October 8, 1995

     Employee termination costs                $ 46.5           $ 16.4(1)             $30.1
     Write-off of fixed assets                   14.1              3.8                 10.3
     Costs of exiting leased facilities           6.4              0.7                  5.7
                                               -------          ---------            --------
               Total                            $67.0            $20.9                $46.1
                                                =====            =====                ======
     Current                                                                          $37.1
     Non-current                                                                        9.0
                                                                                      ------
               Total                                                                  $46.1

        (1) Includes $7 million of pension curtailment loss which has reduced Corning's pension asset related to its primary pension plan.


     Severance costs relate to approximately 1,000 employees, of which approximately 450 have been terminated or notified of their
     termination at October 8, 1995.   Management believes that the
     workforce reductions and facility closures will significantly reduce operating costs and will be substantially completed within one year.

     As described in Note 7 to the company's 1994 consolidated financial statements included in its Annual Report on Form 10-K, Corning recorded charges for restructuring and acquisition integration plans in previous years. Reserves relating to these programs totaled approximately $99.4 million and $37.1 million at January 1, 1995, and
     October 8, 1995, respectively.   Management  believes that the costs
     of both 1995 and previous restructuring and integration plans will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring plans.

(4) On March 28, 1995, Corning issued $125 million of 30-year debentures with an interest rate of 8.3 percent due April 4, 2025. The proceeds from these borrowings were used for general corporate purposes, including capital spending.

(5) During the first three quarters of 1995, Corning acquired several businesses in the Laboratory Services segment for $41 million in cash and approximately 500,000 shares of Corning common stock. These transactions have been accounted for as purchases. Goodwill of approximately $54 million resulted from these transactions and is being amortized over periods of 20 to 40 years.

(6) As described in Note 2 to the company's 1994 consolidated financial statements included in its Annual Report on Form 10-K, Corning completed several acquisitions in 1994, the total of which was significant. The following table presents unaudited pro forma operating results for the sixteen and forty weeks ended October 9, 1994, as if the acquisitions completed in 1994 had been completed on January 3, 1994 (in millions, except per share amounts):

                                                  Forty        Sixteen
                                               weeks ended   weeks ended
                                                October 9,    October 9,
                                                   1994          1994

     Revenues                                    $3,855.7       $1,555.2
     Net income                                     303.2          133.6
     Net income per common share                     1.34           0.59

     These pro forma results do not reflect the impact of 1994 divestitures and the formation of the jointly owned environmental testing company, also described in Note 2 to the company's 1994 consolidated financial statements included in its Annual Report on Form 10-K, which were individually and in the aggregate immaterial.

(7) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                October 8,    January 1,
                                                   1995          1995

     Finished goods                              $  234.4      $   210.1
     Work in process                                145.5          115.7
     Raw materials and accessories                   90.2           66.1
     Supplies and packing materials                  86.9           83.7

     Total inventories valued at current cost       557.0          475.6
     Reduction to LIFO valuation                    (55.6)         (58.9)
                                                 ---------     ----------
                                                 $  501.4      $   416.7
                                                 =========     ==========

(8) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                                October 8,    January 1,
                                                   1995          1995

     Land                                        $   65.8      $    60.7
     Buildings                                      944.3          892.7
     Equipment                                    2,840.7        2,664.9
     Accumulated depreciation                    (1,886.4)      (1,727.7)
                                                 ---------     ----------
                                                 $1,964.4      $ 1,890.6
                                                 =========     =========

ITEM 2.

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                            Results of Operations


Consolidated sales for the third quarter and third quarter year-to-date 1995 totaled $1.6 billion and $4.0 billion, respectively, up 9 percent and 14 percent, respectively, from the same periods last year. Approximately one-third of the sales increase resulted from acquisitions completed in 1994 in both the opto-electronics business and Laboratory Services segment, net of divestitures of certain businesses in 1994.

Net income for the third quarter 1995 totaled $83.5 million, or $0.37 per share, compared to $76.9 million, or $0.36 per share, in the same period in 1994. Corning incurred a net loss of $134.3 million, or $0.60 per share, for the third quarter year-to-date 1995 compared to net income of $246.3 million, or $1.18 per share, for the same period in 1994. Corning's results have been significantly impacted by the decision to fully reserve its investment in and discontinue recognition of equity earnings from Dow Corning Corporation in the second quarter of 1995 and restructuring charges in both the second quarter of 1995 and the third quarter of 1994. The following table summarizes the impact of these events on Corning's third quarter and the third quarter year-to-date net income and earnings per share:

                                 Forty Weeks Ended   Sixteen Weeks Ended
                                October 8,October 9,   October 8,October 9,
                                   1995      1994         1995     1994

Net income (loss)
  Before Dow Corning Corporation
   and restructuring              $254.2     $243.4     $ 83.5   $108.9
  Equity in earnings
    (losses) of Dow
     Corning Corporation          (348.0)      58.3                23.4
  Provision for restructuring      (40.5)     (55.4)              (55.4)
                                  --------   -------    -------  ------
Net income (loss)                 $(134.3)   $246.3     $ 83.5   $ 76.9
                                  ========   ======     ======   =======

Net income (loss) per common share
  Before Dow Corning Corporation
   and restructuring              $ 1.12     $ 1.16     $  0.37  $ 0.51
  Equity in earnings (losses) of
    Dow Corning Corporation        (1.54)      0.28                0.11
  Provision for restructuring      (0.18)     (0.26)              (0.26)
                                   ------     ------    -------   ------
Net income (loss) per
  common share                   $ (0.60)    $ 1.18     $  0.37  $ 0.36
                                 ========     =====     =======  ======




As shown, excluding the impact of special charges and adjusted for the elimination of equity earnings from Dow Corning, Corning's net income and earnings per share for the third quarter decreased 23 percent and 27 percent , respectively, from the same period last year, causing only a 4 percent increase in net income and a 3 percent decline in earnings per share on a year-to-date basis. The significant decline in the third quarter results is due in large part to a $62 million pretax charge recorded in the third quarter of 1995 as a result of management's decision to increase accounts receivable reserves in the clinical-laboratory testing business.

Segment overview

Consolidated sales, excluding the impact of acquisitions, increased during the third quarter and third quarter year-to-date 1995 primarily due to strong performance in the Communications segment and in the pharmaceutical testing-business of the Laboratory Services segment. Excluding the impact of the restructuring charges in the second quarter of 1995 and the third quarter of 1994, earnings from consolidated operations for the third quarter and third quarter year-to-date 1995 declined over the comparable periods in 1994 primarily due to poor performance in the Laboratory Services and Consumer Products segments which offset strong performance from the Communications and Specialty Materials segments.

In the second quarter of 1995, Corning recorded a restructuring charge of $67 million ($40.5 million after tax). Approximately $40 million of the charge related to Corning's Laboratory Services segment and included severance for workforce reduction programs primarily in the clinical-laboratory testing business and the costs of exiting a number of leased facilities. The remaining charge included severance for additional workforce reductions, primarily in corporate staff groups, a curtailment loss in Corning's primary pension plan attributable to workforce reductions over the last eighteen months and the write-off of equipment caused by the decision to exit the manufacturing facility for glass-ceramic memory-disks.

In the third quarter of 1994, Corning recorded a charge of $82.3 million ($55.4 million after tax), which included $50.7 million of integration costs, $21.6 million of transaction expenses and $10 million of other reserves, primarily related to the acquisitions of Nichols Institute, Maryland Medical Laboratory and Bioran Medical laboratory.

Additional information on the restructuring charges is included in Note 3 to the consolidated financial statements. The following segment analysis excludes the impact of the restructuring charges.

Sales of the Specialty Materials segment increased modestly and earnings increased significantly in the third quarter and third quarter year-to-date 1995. Sales and earnings growth continue to be led by the environmental-products business; however, this business experienced some softness in demand in the third quarter, particularly in the North American automotive market. The science-products business performance remained level with last year's results. Earnings growth in this segment has outpaced the sales growth rate during 1995 due to improved manufacturing performance achieved through cost reductions from ongoing re-engineering efforts.

Sales in the Communications segment increased significantly in both the third quarter and third quarter year-to-date 1995. Approximately one-third of the sales increase was due to the 1994 acquisitions of opto-electronic businesses from Northern Telecom Limited. The remaining increase was due to strong performance in all major businesses in this segment. Segment earnings increased significantly as a result of the increased sales volume in all major businesses. As a result of the growth in demand, Corning announced in the third quarter of 1995 that it will increase its capacity through major expansions at its optical fiber and television glass manufacturing facilities.

Third quarter and third quarter year-to-date sales of the Laboratory Services segment increased over the prior year primarily as a result of 1994 acquisitions in the clinical-laboratory testing business and strong growth in the pharmaceutical-testing business. The segment experienced a loss for the third quarter due primarily to costs associated with uncollectible receivables and weak performance in the clinical-laboratory business. As a result, third quarter year-to-date earnings were significantly below prior year levels. Earnings of the pharmaceutical-testing business increased significantly in both the third quarter and the third quarter year-to-date.

Earnings of the clinical-laboratory business include a $62 million pretax charge in the third quarter 1995 to increase accounts receivable reserves. The increased accounts receivable reserves reflect the impact of billing systems implementation and integration problems at certain laboratories and increased regulatory complexity which caused a rapid deterioration in the collection of receivables. In addition to the $62 million charge, the ongoing expense associated with uncollectible receivables increased each quarter of 1995 and is expected to continue at the third quarter level until the billing systems problems are resolved.

Results in the clinical-laboratory testing business were also impacted by lower prices, flat volume (excluding the impact of acquisitions), increased reserves for government claims in the first half of 1995 and higher expenses in certain areas related to the integration of the 1994 acquisitions. Management expects these items to continue to impact the profitability of this business through at least the first half of 1996.

Excluding the impact of the sale of the European consumer business in the fourth quarter of 1994, sales in the Consumer Products segment were relatively flat in both the third quarter and the third quarter year-to-date 1995 primarily due to the weak North American retail market. The reduced sales volume, coupled with several scheduled glass furnace repairs and incremental cost related to new product promotions and factory stores, resulted in lower earnings in the third quarter 1995 and a loss in the third quarter year-to-date 1995. Management expects the segment to generate earnings in the fourth quarter; however, full year 1995 earnings will be significantly lower than 1994 levels.

Taxes on Income
Corning's effective tax rate for 1995 and 1994 was impacted by restructuring and other special charges. Excluding these items, the tax rate was 31.4 percent and 34.5 percent in the third quarter and third quarter year-to-date 1995, respectively, compared to 35 percent and 36.5 percent for the same periods in 1994. The decrease in the effective tax rate is due to an increase in the percentage of Corning's earnings from consolidated entities with lower effective tax rates.


Equity in Earnings
In the second quarter of 1995, Corning recorded a charge of $365.5 million to fully reserve its investment in Dow Corning, as a result of Dow Corning's voluntary filing for protection under Chapter 11 of the United States Bankruptcy Code. In addition, Corning discontinued recognition of equity earnings from Dow Corning beginning in the second quarter of 1995. Corning recognized equity earnings from Dow Corning of $17.5 million in the first quarter of 1995, and $23.4 million and $58.3 million in the third quarter and third quarter year-to-date of 1994, respectively.

Excluding Dow Corning, equity earnings in the third quarter 1995 were flat due to gains in the optical-fiber equity companies being offset by weak performance by a few of the smaller equity companies. Third quarter year-to-date 1995 equity earnings increased significantly due primarily to strong performance in the optical-fiber equity companies.



                       Liquidity and Capital Resources

Corning's working capital increased from $652.1 million at the end of 1994 to $782.5 million at October 8, 1995. The ratio of current assets to current liabilities was 1.8 at the end of the third quarter 1995 compared to 1.6 at year-end 1994. Corning's long-term debt as a percentage of total capital was 35 percent at the end of the third quarter, compared to 33 percent at year-end 1994. The increase in this ratio was due to the issuance of $125 million of 30-year debentures in March 1995 and the significant reduction in equity caused by the second quarter charge to fully reserve Corning's investment in Dow Corning.

Cash and short-term investments decreased from year-end 1994 by $52.3 million due to operating activities which provided cash of $348.7 million, offset by investing and financing activities which used cash of $395.7 million and $1.9 million, respectively. In the third quarter year-to-date 1995 , operating activities generated more cash than in the third quarter year-to-date 1994 primarily due to a smaller increase in working capital in 1995 than in 1994. Net cash used in investing activities increased in the third quarter year-to-date 1995 as a result of increased capital spending offset by a lower level of both acquisitions and divestitures in 1995 compared to 1994. Financing activities were essentially break-even in 1995 as net borrowings offset dividends paid. Net cash provided by financing in 1994 included the issuance of common stock in February 1994 to finance certain 1994 acquisitions and the convertible monthly income preferred securities offering in July 1994.

                         Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 20 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $25 million for its estimated liability for environmental cleanup and litigation at October 8, 1995. This liability has not been reduced by any potential insurance recoveries.

Breast Implant Litigation. On May 15, 1995, Dow Corning Corporation sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The effect of the bankruptcy, which is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan), is to stay the prosecution against Dow Corning of the 45 purported breast-implant product liability class action lawsuits and its approximately 19,000 breast-implant product liability lawsuits. In June 1995 Dow Corning and its shareholders (Corning and The Dow Chemical Company) attempted to remove various state court implant lawsuits against itself and its shareholders to federal court, and to transfer these cases to the United States District Court for the Eastern District of Michigan, Southern District (the "Michigan Federal Court"). The transfer motion also contemplated a trial of the consolidated, transferred cases on the "common issue" of whether silicones cause diseases as alleged by plaintiffs. On September 12, 1995 Judge Hood of the Michigan Federal Court issued an order granting the motion to transfer the Dow Corning cases to federal court, but denying the motion to the extent it requested the transfer of cases against Dow Corning's shareholders to her court. Judge Hood also denied the motion for the purpose of holding one causation trial prior to the estimation process by the Bankruptcy Court, but without prejudice to subsequent motions for one or more such trials to assist in the bankruptcy estimation process. Dow Corning, Corning and Dow Chemical have filed in the United States Court of Appeals for the Sixth Circuit an appeal from Judge Hood's order. Oral argument of the appeal is expected in December 1995.

In March 1994, Dow Corning along with other defendants and representatives of breast implant litigation plantiffs signed a breast implant litigation settlement agreement (the "Global Settlement") under which industry participants would contribute $4.2 billion over a period of more than thirty years to establish several special purpose funds. Corning was not a signatory or contributor to the Global Settlement.
The Global Settlement, if implemented, would have provided for a claims-based structured resolution of claims arising out of silicone breast implants and defined periods during which breast implant plaintiffs could "opt out" of the settlement and instead continue their individual breast implant litigation against manufacturers and other defendants.
On October 10, 1995, the United States District Court for the Northern District of Alabama entered an order declaring that claimants participating in the Global Settlement would have an additional right to opt-out of that settlement after November 30th. Those who do opt-out will have the right to pursue individual lawsuits. The Global Settlement has been effectively terminated.

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

As of October 30, 1995, Corning had been named in approximately 11,400 state and federal tort lawsuits. More than 4,300 tort lawsuits filed against Corning in federal courts were consolidated in the United States District Court, Northern District of Alabama. On April 25, 1995 that District Court issued a final order dismissing Corning from those federal, consolidated breast-implant cases and plaintiffs have appealed. Certain state court tort cases against Corning were also consolidated in various states for the purposes of discovery and pretrial matters. During 1994 and 1995, Corning made several motions for summary judgment in state courts and judges have dismissed Corning from over 6,400 tort cases filed in California, Connecticut, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee and Dallas, Harris and Travis Counties in Texas, some of which are on appeal. Corning's motions seeking dismissal remain pending in various other states. In certain Texas tort cases, Dow Chemical and Corning have each filed cross claims against each other and against Dow Corning. Some of these cases are scheduled for trial during 1996.

Department of Justice Investigations. In September 1993, MetPath and MetWest Inc. ("MetWest"), a wholly owned subsidiary of Unilab, in which Corning had at the time an interest of approximately 43%, entered into a Settlement Agreement (the "MetPath Settlement Agreement") with the Department of Justice ("DOJ") and the Inspector General of the Department of Health and Human Services (the "Inspector General") in settlement of civil claims by the DOJ and the Inspector General that MetPath and MetWest had wrongfully induced physicians to order certain laboratory tests without realizing that such tests would be billed to Medicare at rates higher than those the physicians believed were applicable. Several state and private insurers have made claims based on the practices covered by the MetPath Settlement Agreement. Several have settled but it is not clear at this time what, if any, additional exposure Corning may have to these entities and to other persons who may assert claims on the basis of these or other practices.

During August 1993, MetPath, MetWest and Damon (which was acquired by Corning earlier that month) together with other participants in the industry received subpoenas from the Inspector General seeking information regarding their practices with respect to 14 enumerated tests offered in conjunction with automatic chemical test panels. MetPath, MetWest and Damon submitted information pursuant to these subpoenas and the investigation into MetPath and MetWest has been closed. Damon was also served with two additional subpoenas in November 1994 and January 1995 from the Inspector General and was directed by the U.S. Attorney's office in Boston, to which its investigation has been referred, to submit additional information in response to the August 1993 subpoena. The November subpoena supplements the August 1993 subpoena and requires the submission of supplemental information. The January subpoena seeks information regarding the addition of the 14 enumerated tests to organ function profiles rather than the automated multichannel chemistry profiles as in earlier subpoenas. Damon has substantially completed its production to each of the foregoing subpoenas. In March 1995, Damon received a subpoena from the Department of Defense Criminal Investigative Service on behalf of CHAMPUS, apparently covering the same practices as the earlier subpoenas. Compliance with that subpoena has been completed. In April 1995, Corning learned that a grand jury in Boston is investigating Damon for possible criminal violations of the anti-fraud and abuse provisions of the Social Security Act and Damon and Corning Life Sciences Inc. ("CLSI") for possible obstruction in connection with Damon's response to the August 1993 subpoena. In August 1995, Corning Clinical Laboratories Inc. ("CCL", previously MetPath) and Damon received subpoenas from the Inspector General seeking documents with regard to 14 common procedure terminology, or CPT, codes used to bill Medicare, Medicaid and other payers for certain hematology tests. CCL and Damon are complying with these subpoenas.

In August 1993, Nichols Institute (which Corning acquired in August
1994) received a subpoena from the Inspector General comparable to those received by MetPath, MetWest and Damon. Compliance with that subpoena has been completed.

In May 1994, MetPath received a subpoena from the Inspector General and a subpoena from a federal grand jury, both investigating billing for tests not performed or reported for which MetPath had voluntarily made corrective payments in 1993. The civil matter was concluded by a payment by CLSI of $8.6 million, and the criminal investigation was closed. The possibility of additional action by the Inspector General or other federal agencies and claims or settlements with parties other than DOJ and the Inspector General cannot be excluded. In September 1995, CCL began voluntarily providing documents and information to the DOJ concerning CCL's efforts to detect and correct billings for tests not reported or performed. As part of these activities, which are ongoing, CCL made certain payments to the United States in August 1995.

In April 1995, CLSI received a subpoena from the Inspector General concerning possible additions of the 14 enumerated tests to automated multichannel chemistry profiles by Bioran Medical Laboratory (acquired by Corning in September 1994). CLSI also received a comparable subpoena from the Department of Defense Criminal Investigative Service on behalf of CHAMPUS. Production of documents responsive to these subpoenas has been completed.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See the Exhibit Index which is located on page 16.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated June 27, 1995 was filed in connection with the Registrant's medium-term notes facility. The Registrant's second quarter press release of June 27, 1995 was filed as an exhibit to this Form 8-K.

          A report on Form 8-K dated October 5, 1995 was filed which announced a third quarter pre-tax charge to operating earnings and lower earnings expectations.

Other items under Part II are not applicable.

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CORNING INCORPORATED
                                            (Registrant)





 November 13, 1995                   /s/ JAMES R. HOUGHTON
        Date                               J. R. Houghton
                                Chairman and Chief Executive Officer





 November 13, 1995                     /s/ VAN C. CAMPBELL
        Date                               V. C. Campbell
                             Vice Chairman and Chief Financial Officer





 November 13, 1995                     /s/ KATHERINE A. ASBECK
        Date                                K. A. Asbeck
                                      Chief Accounting Officer

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