Form 10-K
period 1995-12-31
CORNING INC /NY
filed 1996-03-07
CIK 24741

SECURITIES AND

EXCHANGE COMMISSION

WASHINGTON, D.C.  20549



FORM 10-K



 ---------------------------------------------------------------------------



ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 1995

Commission file number 1-3247





CORNING INCORPORATED

One Riverfront Plaza, Corning, NY  14831

607-974-9000



NEW YORK

(State of incorporation)



16-0393470

(I.R.S. employer identification no.)





Securities registered pursuant to Section 12(b) of the Act:



~Title~of~each~class~    Name~of~each~exchange~on~which~registered

~

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

Yes   x   No

      ---      --



Indicate by check if disclosure of delinquent filers pursuant to Item 405 of

Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]



As of February 7, 1996, shares held by non-affiliates of Corning Incorporated had an aggregate market value of $6,903,496,537.

As of February 7, 1996, 229,899,405 shares of Corning's common stock were outstanding.



Documents incorporated by reference in this annual report:



Part III. Proxy Statement of the Registrant dated March 6, 1996 relating to the annual meeting of stockholders on April 25, 1996.



Part IV.  By-Laws of Corning Incorporated as amended to and effective as of

December 31, 1994.

                                     PART I



ITEM 1.  BUSINESS

 -----------------



GENERAL



Corning traces its origins to a glass business established by the Houghton family in 1851.  The present corporation was incorporated in the State of New

York in December 1936, and its name was changed from Corning Glass Works to

Corning Incorporated on April 28, 1989.



Corning is an international corporation competing in four broadly-based business segments:  Specialty Materials, Communications, Health Care Services

(formerly Laboratory Services) and Consumer Products.  Corning is engaged principally in the manufacture and sale of products made from specialty glasses and related inorganic materials having special properties of chemical stability, electrical resistance, heat resistance, light transmission and mechanical strength.  Corning and its subsidiaries annually produce some 60,000 different products at 43 plants in 9 countries.  In addition, Corning, through subsidiaries and affiliates, engages in health care services businesses,

including clinical-laboratory testing, clinical research, and pharmaceutical-

development services, at 59 facilities in 11 countries.



A description of Corning and each of its segments is discussed in Item 7,

Management's Discussion and Analysis of Financial Condition and Results of

Operations, appearing on pages 6 through 16, and Note 3 (Information by

Industry Segment) of the Notes to Consolidated Financial Statements appearing on pages 31 and 32.



COMPETITION



Corning competes across all of its product lines with many large and varied manufacturers and health care service providers, both domestic and foreign.



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



The Health Care Services segment's clinical-laboratory business has several major national competitors and numerous regional and local competitors,

including hospital laboratories.  Pharmaceutical-services has several substantial international competitors in certain of its businesses, as well as numerous smaller competitors around the world.  Price and quality of service are significant competitive factors.  In addition, government regulatory policy affects competition in both the clinical-laboratory and pharmaceutical services businesses.



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

Company's principal manufacturing processes can now be operated with natural gas, propane, oil or electricity, or a combination of these energy sources.

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

In order to maintain compliance with such regulations, capital expenditures for pollution control were approximately $5.8 million in 1995 and are estimated to be $17.3 million in 1996.



Corning's 1995 operating results were charged with approximately $26.1 million for depreciation, maintenance, waste disposal, and other operating expenses associated with pollution control.  The level of these costs is not expected to change substantially in 1996.  Corning believes that its compliance program will not place it at a competitive disadvantage.



OTHER



Additional information in response to Item I is found in Note 17 (International

Activities) of the Notes to Consolidated Financial Statements appearing on page

49 and Five Years in Review - Historical Comparison appearing on pages 51 and

52.



Except as otherwise indicated by the context, the terms "Corning" or "Company"

as used herein, mean Corning Incorporated and its consolidated subsidiaries.





ITEM 2.  PROPERTIES

 ------------------



Corning operates a total of 43 manufacturing plants and processing facilities,

35 of which are located in the United States.  Corning also engages in health care services businesses, including clinical-laboratory testing, clinical research, and pharmaceutical-development services, at 59 facilities, 45 of which are domestic.  Corning owns substantially all of its executive and corporate buildings, which are located in Corning, New York.  Corning also owns substantially all of its manufacturing and research and development facilities and more than half of its sales and administrative facilities.  Corning leases a majority of its clinical-laboratory testing facilities.



During the last five years, Corning has invested $2.0 billion in property,

construction, expansion, and modernization.  Of the $495.3 million spent in

1995, $35.0 million was spent on facilities outside the United States.



Manufacturing, health care services, and research and development facilities at consolidated locations have an aggregate floor space of approximately 19 million square feet.  Distribution of this total area is:



(million square feet)                  Total     Domestic  Foreign



 ------------------------------------------------------------------------

Manufacturing and health care services  17.8        14.1      3.7

Research and development                 1.5         1.4       .1

 ------------------------------------------------------------------------



                                        19.3        15.5      3.8

 ------------------------------------------------------------------------

Many facilities manufacture products included in more than one industry segment.  Total assets and capital expenditures by industry segment are included in Note 3 (Information by Industry Segment) of the Notes to

Consolidated Financial Statements appearing on pages 31 and 32.  Information concerning lease commitments is included in Note 16 (Commitments, Contingencies and Guarantees) of the Notes to Consolidated Financial Statements appearing on page 48.



In the opinion of management, Corning's facilities are suitable and adequate for production and distribution of the Company's products.  At December 31,

1995 Corning did not own any significant amounts of surplus or idle property.



ITEM 3.  LEGAL PROCEEDINGS

 --------------------------



There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.



ENVIRONMENTAL LITIGATION.  Corning has been named by the Environmental

Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 19 hazardous waste sites.

Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise.  It is

Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants.  Corning has accrued approximately $21 million for its estimated liability for environmental cleanup and litigation at December 31, 1995.



BREAST IMPLANT LITIGATION.  On May 15, 1995, Dow Corning Corporation sought protection under the reorganization provisions of Chapter 11 of the United

States Bankruptcy Code.  The effect of the bankruptcy, which is pending in the

United States Bankruptcy Court for the Eastern District of Michigan, Northern

Division (Bay City, Michigan), is to stay the prosecution against Dow Corning of the 45 purported breast-implant product liability class action lawsuits and its approximately 19,000 breast-implant product liability lawsuits.  In June 1995,

Dow Corning and its shareholders (Corning and The Dow Chemical Company)

attempted to remove various state court implant lawsuits against itself and its shareholders to federal court, and to transfer these cases to the United States

District Court for the Eastern District of Michigan, Southern District (the

"Michigan Federal Court").  The transfer motion also contemplated a trial of the consolidated, transferred cases on the "common issue" of whether silicones cause diseases as alleged by plaintiffs.  On September 12, 1995, Judge Hood of the

Michigan Federal Court issued an order granting the motion to transfer the Dow

Corning cases to federal court, but denying the motion to the extent it requested the transfer of cases against Dow Corning's shareholders to her court.

Judge Hood also denied the motion for the purpose of holding one causation trial prior to the estimation process by the Bankruptcy Court, but without prejudice to subsequent motions for one or more such trials to assist in the bankruptcy estimation process.  Dow Corning, Corning and Dow Chemical have filed an appeal from Judge Hood's order in the United States Court of Appeals for the Sixth

Circuit.  Oral argument of the appeal is scheduled for March 5, 1996.



In March 1994, Dow Corning along with other defendants and representatives of breast implant litigation plaintiffs signed a breast implant litigation settlement agreement (the "Global Settlement") under which industry participants would contribute $4.2 billion over a period of more than thirty years to establish several special purpose funds.  Corning was not a signatory or contributor to the Global Settlement.  The Global Settlement, if implemented,

would have provided for a claims-based structured resolution of claims arising out of silicone breast implants and defined periods during which breast implant plaintiffs could "opt out" of the settlement and instead continue their individual breast implant litigation against manufacturers and other defendants.

On October 10, 1995, the United States District Court for the Northern District

of Alabama entered an order declaring that claimants participating in the Global

Settlement would have an additional right to opt-out of that settlement.  Those who do opt-out will have the right to pursue individual lawsuits.  The Global

Settlement has been effectively terminated.



Despite the bankruptcy filing of Dow Corning, Corning continues to be a defendant in two types of cases previously reported involving the silicone-gel breast implant products or materials formerly manufactured or supplied by Dow

Corning or a Dow Corning subsidiary.  These cases include (1) several purported federal securities class action lawsuits and shareholder derivative lawsuits filed in the United States District Court for the Southern District of New York

against Corning by shareholders of Corning alleging, among other things,

misrepresentations and omissions of material facts, breach of duty to shareholders and waste of corporate assets relative to the silicone-gel breast implant business conducted by Dow Corning and (2) multiple lawsuits filed in various state courts against Corning and others (including Dow Corning) by persons claiming injury from the silicone-gel breast implant products or materials formerly manufactured by Dow Corning or a Dow Corning subsidiary.

Several of the state court suits have been styled as class actions and others involve multiple plaintiffs.

As of December 31, 1995, Corning had been named in approximately 11,400 state and federal tort lawsuits.  More than 4,300 tort lawsuits filed against Corning in federal courts were consolidated in the United States District Court,

Northern District of Alabama.  On April 25, 1995, that District Court issued a final order dismissing Corning from those federal consolidated breast-implant cases.  The plaintiffs appealed the dismissal order but on January 17, 1996,

voluntarily dismissed their appeal.  Certain state court tort cases against

Corning were also consolidated in various states for the purposes of discovery and pretrial matters.  During 1994 and 1995, Corning made several motions for summary judgment in state courts and judges have dismissed Corning from over

6,400 tort cases filed in California, Connecticut, Indiana, Michigan,

Mississippi, New Jersey, New Mexico, New York, Pennsylvania, Tennessee and

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

MetWest has been closed.  Damon was also served with two additional subpoenas in

November 1994 and January 1995 from the Inspector General and was directed by the U.S. Attorney's office in Boston, to which its investigation has been referred, to submit additional information in response to the August 1993 subpoena.  The November subpoena supplements the August 1993 subpoena and requires the submission of supplemental information.  The January subpoena seeks information regarding the addition of the 14 enumerated tests to organ function profiles rather than the automated multichannel chemistry profiles as in earlier subpoenas.  Damon has completed its production to each of the foregoing subpoenas.  In March 1995, Damon received a subpoena from the Department of

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

In January 1996, Nichols received a subpoena from the Inspector General relating to specific individuals who had tests performed at the Nichols laboratory in

Portland, Oregon.  Compliance with that subpoena is ongoing.



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

September 1995, CCL began voluntarily providing documents and information to the

DOJ concerning CCL's efforts to detect and correct billings for tests not reported or performed.  As part of these activities, which are ongoing, CCL made certain payments to the United States in August 1995.  In December 1995, CCL

received a subpoena from the Inspector General seeking information as to CCL policies in instances in which specimens were received by the laboratory without specific test requisitions.  Compliance with the subpoena is ongoing.

In April 1995, CLSI received a subpoena from the Inspector General concerning possible additions of the 14 enumerated tests to automated multichannel chemistry profiles by Bioran Medical Laboratory (acquired by Corning in

September 1994).  CLSI also received a comparable subpoena from the Department of Defense Criminal Investigative Service on behalf of CHAMPUS.  On February 20,

1996, CCL and Bioran entered into an agreement with the DOJ, CHAMPUS, several state Medicaid programs, the Inspector General and several other government agencies settling entirely the matters covered in the foregoing subpoenas for a cash payment of $6.7 million.

~

~OTHER LEGAL PROCEEDINGS.  During September 1993, two individuals filed in the

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





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 ------------------------------------------------------------





None.

                                     PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER

MATTERS

         --------------------------------------------------------------------





This information is included in Quarterly Operating Results and Related Market

Data, Five Years in Review - Historical Comparison, and Investor Information,

appearing on pages 50 through 53.





ITEM 6.  SELECTED FINANCIAL DATA

 --------------------------------



This information is included in Five Years in Review - Historical Comparison appearing on pages 51 and 52.





ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

 ---------------------





Consolidated sales increased 11% from 1994 to $5.3 billion driven by the continued growth in the Communications segment and strong performance by the pharmaceutical-services business.  Approximately 20% of the sales increase resulted from acquisitions completed in 1994, net of divestitures of certain businesses.  Consolidated sales in 1994 advanced 19% over 1993 levels to $4.8 billion.  Growth from acquisitions accounted for approximately half of the increase with the remaining growth led by the Communications segment and the environmental-products business.



Corning incurred a net loss of $50.8 million or $0.23 per share in 1995 compared with net income of $281.3 million, or $1.32 per share, in 1994 and a net loss of

$15.2 million, or $0.09 per share, in 1993.  The comparability of Corning's earnings over the past three years has been significantly impacted by restructuring and other special charges and Corning's decision to fully reserve its investment in and discontinue recognition of equity earnings from Dow

Corning Corporation in the second quarter of 1995.  The following table summarizes the impact of these events on Corning's net income and earnings per share:





                                                   1995    1994     1993

 -------------------------------------------------------------------------



Net income (loss)

   Before Dow Corning Corporation and

   restructuring and other special charges       $337.7   $339.5  $256.7

   Losses from Dow Corning Corporation           (348.0)    (2.8) (144.5)

   Provision for restructuring and other special

   charges (1)                                    (40.5)   (55.4) (127.4)

                                                  --------------------------



Net income (loss)                                $(50.8)  $281.3  $(15.2)

 ---------------------------------------------------------------------------





Net income (loss) per common share

   Before Dow Corning Corporation and

   restructuring and other special charges        $ 1.49   $1.59    $1.33

   Losses from Dow Corning Corporation             (1.54)  (0.01)   (0.76)

   Provision for restructuring and other

   special charges (1)                             (0.18)  (0.26)   (0.66)

                                                   ------------------------



Net income (loss) per common share                $(0.23)  $1.32   $(0.09)

 ---------------------------------------------------------------------------



(1)The 1993 amount is net of a non-operating gain described in Note 7 of the

   Notes to Consolidated Financial Statements.



Additional information on Dow Corning and restructuring and other special charges is on page 13 and 14.



Excluding special charges and adjusted for the elimination of equity earnings from Dow Corning, Corning's net income was flat and earnings per share decreased

6% in 1995 compared to 1994.  Earnings in 1995 reflected strong performance in the Communications and Specialty Materials segments.  These improvements were offset by weak performance in the Health Care Services (formerly Laboratory

Services) and Consumer Products segments.  Equity earnings in 1995, excluding

Dow Corning, increased 29% over 1994 primarily as a result of solid performance by the optical-fiber equity companies.

Corning's net income and earnings per share, excluding special charges and adjusted for the elimination of equity earnings from Dow Corning, increased 32%

and 20%, respectively, in 1994 when compared with 1993.  The increases were principally due to strong performance in the Communications, Specialty Materials and Consumer Products segments.  Performance in the Health Care Services segment improved principally due to acquisitions.  Equity earnings in 1994, excluding

Dow Corning, were up significantly over 1993 primarily as a result of the elimination of losses from Vitro Corning, S.A. de C.V., which was divested in late 1993.





INDUSTRY SEGMENTS



Corning's products and services are grouped into four industry segments:

Specialty Materials, Communications, Health Care Services and Consumer Products.

The sales and earnings of equity affiliates which are closely associated with

Corning's operating segments are discussed in terms of these same four industry segments.  Additional information on the acquisitions and divestitures discussed in the segment analysis is in Note 2 of the Notes to Consolidated Financial

Statements.





SPECIALTY MATERIALS

(In millions)

                               1995      1994      1993

                                 ---       ---       ---



Consolidated sales           $872.9    $846.0    $758.7



Income before taxes           174.7 (1) 164.3      73.6 (2)



(1)Includes $6.6 million of restructuring charges.

(2)Includes $26.5 million of restructuring charges.



~Consolidated~Operations~: Consolidated sales of this segment increased modestly in 1995 over 1994 due primarily to sales gains in the environmental-products business.  Segment earnings increased in 1995 as a result of strong performance in the environmental-products and other advanced-materials businesses driven by re-engineering activities, offset somewhat by weaker results in the science-

products business.  Sales increased significantly in 1994 over 1993 primarily from increased sales in the environmental-products and science-products businesses.  Earnings increased substantially in 1994 in all businesses in this segment as a result of increased volumes, cost-reduction efforts and strategic acquisitions and divestitures.



Sales of the environmental-products business increased modestly in 1995 primarily as a result of volume gains in the automotive substrate market in

Europe which offset second half softness in the North American market.  In addition, sales of diesel substrates increased in 1995 over 1994.  Earnings increased substantially in 1995 as a result of volume and manufacturing efficiency gains.  Sales and earnings of this business were up significantly in

1994 over 1993 due to strong sales volume in North America and strong manufacturing performance.



Sales of the science-products business declined slightly in 1995 compared to

1994 as a result of the mid-year 1994 divestiture of the Parkersburg, West

Virginia, glass-tubing products plant.  Excluding the impact of this transaction, sales were flat due primarily to consolidation in distribution channels and softness in sales to the pharmaceutical industry.  Earnings decreased in 1995 due to volume related manufacturing inefficiencies.  Sales and earnings increased in 1994, reflecting strong demand, the impact of  the Costar acquisition in 1993 and efficiencies realized from the successful combining of

Corning's existing plastics science-products business with Costar in 1994.



Sales of Corning's other Specialty Materials businesses, consisting of optical products, lighting and other advanced materials increased in 1995 due to moderate volume increases in substantially all product lines.  Sales in 1994 declined when compared to 1993 as a result of the sale of Corning's process-

systems business in late 1993.  However, both 1995 and 1994 reflect significant earnings increases due to manufacturing efficiencies, cost reduction efforts and the elimination of losses from the process-systems business.

~Equity~companies:

~ (In millions)

                              1995      1994      1993

                                ---       ---       ---



Net sales                    $290.8    $196.0    $104.8



Corning's share of net income (loss)      6.4       5.7     (1.0)





Equity companies in the Specialty Materials segment primarily include EuroKera,

S.N.C., a French-based manufacturer of glass-ceramic cook-tops, and Quanterra

Incorporated, an environmental-testing business which was formed in June 1994 and transferred to the environmental-products business from the Health Care

Services segment in 1995.



Sales and earnings of EuroKera have increased in both 1995 and 1994 as demand for glass-ceramic cook-tops has increased significantly.  As a result of increased demand in North America, EuroKera formed EuroKera-North America Inc.

which opened a new manufacturing facility in South Carolina during 1995.



Approximately 50% of the increase in equity company sales in this segment in both 1995 and 1994 is due to the mid-year 1994 formation of Quanterra.

Quanterra's 1995 sales and earnings have been negatively impacted by lower prices from a competitive market.  In January 1996, Corning completed a transaction whereby Corning increased its ownership in Quanterra to 81% in exchange for an investment of approximately $20 million.  As a result, Corning will consolidate Quanterra's results beginning in 1996.



~Outlook~: The 1995 sales and earnings trends in this segment are expected to continue in 1996 but at a slower rate of growth.  Sales growth is expected  to come primarily from the environmental-products business, driven by continued

strength in Europe and new product applications, and the science-products business.  Consolidated earnings are expected to keep pace with sales growth as a result of manufacturing efficiencies and cost reductions.

~

~

COMMUNICATIONS

(In millions)

                              1995      1994      1993

                                ---       ---       ---



Consolidated sales         $1,711.7  $1,458.3  $1,192.0



Income before taxes           434.9 (1) 345.8     243.3 (2)



(1)Includes $9.3 million of restructuring charges.

(2)Includes $10.7 million of restructuring charges.



~Consolidated~Operations~:  Consolidated sales and earnings in this segment increased in 1995 and 1994 primarily due to the continued growth in worldwide demand for optical fiber and optical cable and strength in the conventional-

video components and projection-video businesses.  Approximately one-third of the sales growth in 1995 and 1994 was due to acquisitions in 1994.



Sales of Corning's optical-fiber and optical-cable businesses increased significantly in 1995 and 1994.  Significant volume growth is being driven by domestic customers who are installing fiber to reduce operating cost and add new services.  In addition, international volume increased due to developing countries which are modernizing telecommunications infrastructures and developed countries which are privatizing government-owned networks and deregulating the telecommunications industry.  Sales growth also resulted from the acquisition of the optical-fiber and optical-cable businesses of Northern Telecom Limited in

February 1994.  Despite stable pricing during 1995, volume growth was offset by lower year over year price comparisons.  Earnings in this business increased significantly in both 1995 and 1994, primarily as a result of the increased sales.

As a result of the increased demand for optical fiber, Corning is currently producing at maximum manufacturing capacity.  To keep pace with the expected continued growth in this market, Corning is investing approximately $250 million to significantly expand its optical-fiber production facility in Wilmington,

North Carolina, over the next three years.  Capacity is expected to increase in

1996 as a result of manufacturing process enhancements, and capacity increases from the major facility expansion are expected to begin in 1997 and be fully on line in 1998.



Sales and earnings of Corning's optical-hardware and equipment-components businesses increased significantly in 1995 and 1994, due primarily to acquisitions in 1994 and 1993.  In December 1994, Siecor acquired certain assets relating to the hardware and equipment-components businesses of Northern Telecom

Limited.  In 1993, Siecor acquired the telecommunications-products businesses of

GTE Control Devices Incorporated which manufactures single- and multi-line network interface devices, solid state protection devices, and optical-hardware products.



Sales in the conventional-video components business increased in both 1995 and

1994.  Volume shifted from smaller- to larger-size video components as a result of consumer demand for larger-screen televisions.  Earnings increased in both

1995 and 1994 as a result of continued manufacturing efficiencies and the favorable shift to larger-size products.



Sales of the projection-video components business increased significantly in

1995 and 1994 due primarily to increased consumer demand as a result of improved set quality and aggressive marketing by the set manufacturers and increased capacity in 1995.  Earnings increased in 1995 primarily as a result of volume gains.  Earnings increased in 1994 as a result of higher volume and manufacturing efficiencies.



As a result of strong markets, both the conventional and projection-video components businesses are expanding capacity.  Corning is planning an approximate $130 million expansion of its television glass plant in State

College, Pennsylvania, which is expected to be completed in 1997.  At its manufacturing facility for projection-video components in Cincinnati, Ohio,

Corning has completed the first phase of an approximate $60 million expansion with the second phase scheduled to be completed in 1996.



Sales in the advanced-display products business, which produces liquid-crystal display glass for flat panel displays, increased significantly in 1995, although the rate of growth slowed somewhat during the fourth quarter.  The sales increase is due to volume gains resulting from strong market demand and the addition of new melting capacity in Japan.  Sales in 1994 increased over 1993,

but the rate of growth was impacted by increased competition and the delay by some customers in bringing new capacity on line.  The business incurred a loss in both 1995 and 1994 due to manufacturing inefficiencies in 1995, start-up costs for the capacity expansion in 1994 and development spending for improved manufacturing capabilities and the next-generation substrate glass in both 1995 and 1994.



In 1994, Corning decided to delay the launch of its glass-ceramic memory-disk product due to technical problems detected in the final stages of customer testing.  After significant development efforts in the first half of 1995,

Corning decided that, although it had developed a product which met the market's technical requirements, the projected profitability of the product did not warrant gearing production for commercial quantities.  As a result, the 1995 restructuring charge reflected management's decision to exit the manufacturing facility for this product and significantly reduce the amount of development spending on this project.

~

~E~quity~companies:

~

(In millions)

                               1995      1994      1993

                                 ---       ---       ---



Net sales                     $982.2    $788.9    $680.2



Corning's share of net income   47.4      38.1      35.4

Samsung-Corning Company, Ltd., a South Korean-based manufacturer, produces glass panels and funnels for entertainment television and display monitors.  Samsung-

Corning's sales increased in 1995; however, earnings decreased slightly as a result of start-up and higher financing costs associated with the significant global expansion program which began in 1994.  Sales increased in 1994 versus

1993, but earnings were down primarily due to the impact of a major glass furnace repair and the cost of exiting the integrated circuit packaging business.  Samsung-Corning's global expansion activities have included the acquisition and building of manufacturing and sales facilities in Germany and

Malaysia.  Additionally, Corning and Samsung-Corning have formed a new venture,

Samsung-Corning Precision Glass Company, which will produce liquid-crystal display glass in Korea, with production expected to be on line in early 1997.



During 1995, Corning and Asahi Glass of America invested in the American Video

Glass Company, a partnership with Sony Electronics, Inc. which was formed to manufacture and supply television glass components to Sony's North American operations.  Business and manufacturing facilities will be established near

Sony's Display Device Operations in Pittsburgh, Pennsylvania, and will be on line in 1997.



Sales and earnings of Corning's optical-fiber equity companies increased significantly in 1995 compared to 1994 due to strong volume growth in Europe and

Australia.  Sales and earnings increased in 1994 over 1993 as a result of strong

European volumes offset somewhat by a weaker optical-fiber market in Australia in the first part of 1994.



~Outlook~:  Sales and earnings of this segment are expected to continue to grow in 1996.  Strong sales volumes are expected in the opto-electronics businesses.

Corning's optical-fiber prices are expected to remain stable and manufacturing enhancements should offset the costs of expansion.  Sales in the information-

display businesses are also expected to increase but earnings growth is expected to moderate due to start-up costs of the capacity expansions and continued

development spending in the advanced-display products business.  Equity earnings from the optical-fiber equity companies are expected to increase modestly and

Samsung-Corning's earnings are expected to remain fairly consistent with 1995 levels.





HEALTH CARE SERVICES

(Formerly Laboratory Services)

(In millions)

                              1995      1994      1993

                                ---       ---       ---



Consolidated sales         $2,055.0  $1,687.1  $1,319.5



Income before taxes           106.3 (1) 156.6 (2) 125.3 (3)



(1)  Includes $40.5 million of restructuring charges.

(2)  Includes $82.3 million of restructuring and other special charges.

(3)  Includes $95 million of restructuring and other special charges.



~

~C~onsolidated~Operations~:  Corning operates the businesses of this segment through its wholly-owned subsidiary, Corning Life Sciences, Inc. (CLSI).

Consolidated sales of CLSI increased in 1995, primarily reflecting the impact of acquisitions in the clinical-laboratory testing business and strong volume growth in the pharmaceutical-services business.  Sales increased in 1994 over

1993 due to acquisitions and improved volumes in each of CLSI's businesses.



Earnings in all years presented were impacted by restructuring and other special charges.  Excluding these charges and despite a strong performance in the pharmaceutical-services business, earnings in 1995 decreased in comparison to

1994 as a result of weak performance in the clinical-laboratory testing business.  Earnings in 1994 increased over 1993, but at a slower pace than prior years as a result of significant pricing pressures and uncertainty in health care markets worldwide.

Sales in the clinical-laboratory testing businesses increased in both 1995 and

1994 primarily as a result of acquisitions.  Sales volume (excluding acquisitions) was flat in 1995 following an increase in 1994.  Price decreases,

caused by a shift to lower-priced managed care business and reductions in

Medicare reimbursement rates, also negatively impacted sales in both years.

Excluding the impact of restructuring and other special charges, earnings decreased in 1995 as a result of price declines, higher expenses relating to integration issues from the 1994 acquisitions and a $62 million operating charge to increase accounts receivable reserves in the third quarter of 1995.



The increased accounts receivable reserves reflect the impact of billing systems implementation and integration problems at certain laboratories and increased regulatory complexity which caused deterioration in the collection of receivables during the third quarter of 1995.  In addition to the $62 million charge, the ongoing expense associated with uncollectible receivables was increased in each quarter of 1995 and is expected to continue at an increased level until the billing system problems are resolved.  Results were also negatively impacted by increased reserves for government claims in 1995.

Excluding the impact of restructuring and other special charges, earnings in

1994 increased modestly over 1993 due to significant cost-reduction efforts.



During 1995, CLSI recorded a $40.5 million restructuring charge which included severance for workforce reduction programs primarily in the clinical-laboratory testing business and the costs of exiting a number of leased facilities.  In

1994, CLSI recorded a charge of $82.3 million which included $50.7 million of integration costs, $21.6 million of transaction expenses, and $10 million of other reserves, primarily related to the acquisitions of Nichols Institute,

Maryland Medical Laboratory Inc. and Bioran Medical Laboratory.  The integration costs included the costs of closing clinical laboratories in certain markets where duplicate Corning and Nichols, Maryland Medical or Bioran facilities existed at the time of the acquisitions.



In 1993, CLSI recorded restructuring and other special charges totaling $95 million which included $40.6 million of reserves primarily for the costs of closing certain Corning clinical-laboratory testing facilities as a result of the integration of Damon Corporation into existing clinical-laboratory testing operations, $11.4 million of other restructuring charges, and $43 million of other special charges.  The other special charges primarily included a charge of

$36.5 million to reflect the settlement and related legal expenses associated with the compromise agreement with the Civil Division of the Department of

Justice to settle claims brought on behalf of the Inspector General, U.S.

Department of Health and Human Services.



Corning's clinical-laboratory testing business has entered into several settlement agreements with various governmental and private payors during recent years.  At present, government investigations of certain practices by clinical laboratories acquired in recent years are ongoing.  In addition, certain payors are reviewing their reimbursement practices for laboratory tests.  The results of these investigations and reviews may result in additional settlement payments or reductions in reimbursements for certain tests.  Corning believes it has recorded reserves that adequately provide for the estimated exposure from these investigations; however, it is possible that claims could arise that could be in excess of amounts reserved.



The clinical-laboratory testing business has expanded into major health care markets throughout the United States through acquisitions during the past three years.  In the first half of 1995, a number of small clinical-testing businesses were acquired.  Acquisitions in 1994 included Maryland Medical, Bioran and

Nichols, a provider of esoteric-testing services.  CLSI acquired Damon in August

1993 and then sold the California operations of Damon in April 1994.  CLSI also completed a transaction with Unilab Corporation in late 1993 in which CLSI acquired Unilab's laboratories in Dallas, Denver, and Phoenix.



Sales and earnings of the pharmaceutical-services business increased significantly in 1995 primarily as a result of volume growth as the level of clinical trial work outsourced by pharmaceutical and biotechnology companies continues to increase.  Growth was particularly strong at SciCor Inc. as worldwide demand for clinical trials and related laboratory testing strengthened.  Sales increased in 1994, but at a lower rate than in previous years.  Earnings in 1994 were level with 1993 as a result of pricing pressures and the postponement of certain customers' contracts.



In 1995, CLSI's pharmaceutical-services business also grew with the acquisition of National Packaging Systems, Inc., a supplier of clinical-trial packaging and related services.  Also in 1995, CLSI announced the formation of Corning Bio

Inc., a majority-owned venture, which will offer contract manufacturing of new biological products to pharmaceutical and biotechnology companies.  Corning Bio expects to commence operations in late 1996 and will be an extension of CLSI's existing pharmaceutical-services business.  CLSI also acquired the Franklin

Health Group which provides complex disease management services to large corporate clients and health plans.

In June 1994, Corning and International Technology Corporation established

Quanterra, a jointly-owned company, to which Corning transferred the net assets of its Enseco environmental-testing laboratory business and International

Technology transferred the assets of its IT Analytical Services business.  As a result of this transaction, Corning and International Technology each owned 50%

of Quanterra.  Since the date of the transaction, Quanterra has been accounted for using the equity method of accounting for investments.  In 1995, Quanterra was transferred to the environmental business in the Specialty Materials segment.



~Equity~companies:

~ (In millions)

                               1995      1994      1993

                                 ---       ---       ---



Net sales                      $12.6      $9.3     $18.0



Corning's share of net loss     (0.5)     (0.4)     (0.5)





Equity earnings of this segment are not significant.



~Outlook~:  The profitability of the clinical-laboratory testing business will continue to be impacted by adverse market conditions, including pricing pressure, intense competition and a high level of ongoing expense for uncollectible receivables, at least through the first half of 1996.  To address these challenges, Corning has reorganized the management team at CLSI and is focusing on base volume growth and operating efficiencies in the laboratory business.  The favorable market conditions and performance in the pharmaceutical-services business are expected to continue.





CONSUMER PRODUCTS

(In millions)

                              1995      1994      1993

                                ---       ---       ---



Consolidated sales           $673.5    $779.1    $734.6



Income (loss) before taxes     10.1      55.6     (35.4) (1)



(1)Includes $46.5 million of restructuring charges.





~Consolidated~Operations~:  Consolidated sales in the Consumer Products segment declined in 1995 primarily due to the sale of the European consumer products business in November 1994.  Excluding the impact of this transaction, sales in

1995 were flat due to an adverse domestic retail market and declines in Mexico resulting from weak economic conditions.  Consolidated sales in 1994 increased over 1993 due primarily to strong U.S. sales volume.



Earnings of this segment decreased in 1995 due to lower sales volume, increased costs associated with several glass furnace repairs and the incremental cost related to new product promotions and new factory outlet stores.  Consolidated sales and earnings, excluding the impact of the 1993 restructuring charge,

increased in 1994 over 1993 due primarily to strong U.S. sales volume,

manufacturing efficiencies and cost-reductions.



Excluding the impact of the sale of the European consumer products business,

1995 sales of Corelle dinnerware increased, reflecting volume gains at factory outlet stores.  Sales of Corning Ware cookware increased due to strong performance in the mass market channels.  Pyrex ware sales increased slightly but were impacted by weak performance in the mass market channels.  A decline in sales of Revere Ware occurred as a result of weak department store sales.  Sales increases were due in part to the introduction of several new products,

including Pyrex Portables and Casual Elegance.  During 1995 Corning consumer products business was named vendor of the year at Wal-Mart.  All major brands had increased sales in 1994 over 1993 as North American volume improved, driven primarily by strength in the U.S. mass market channels.

In February 1994, Corning and Vitro S.A. of Mexico ended their cross-ownership of Corning Vitro Corporation in the United States and Vitro Corning in Mexico.

Restructuring charges in 1993, totaling $46.5 million, included costs for the reduction of the salaried workforce and the consolidation of the North American packaging operations and worldwide Pyroceram manufacturing operations.



~Equity~companies:

~ (In millions)

                               1995      1994      1993

                                 ---       ---       ---



Net sales                      $95.0     $99.2    $285.2



Corning's share of net

income (loss)                    1.2       2.3     (15.7)





Equity in earnings were not significant in 1995 and 1994, but improved over 1993 reflecting the elimination of losses from Vitro Corning, which was divested in late 1993.



~Outlook~:  Sales and earnings of this segment are expected to improve in 1996 but will continue to be impacted by retail market conditions.  Management is focusing on cost reductions and re-engineering efforts to position itself to benefit from anticipated market improvements.  The incremental inefficiencies and increased costs caused by the higher level of furnace repairs and other factors are not expected to reoccur in 1996.



CORPORATE INVESTMENTS



~Other~than~Dow~Corning~Corporation

~ (In millions)

                               1995      1994      1993

                                 ---       ---       ---



Net sales                     $223.3    $210.7    $173.9



Corning's share of net income   12.0       5.8       6.3





Corning's corporate investments include Pittsburgh Corning, Pittsburgh Corning

Europe, N.V., Biosym/MSI, Inc. and several other small strategic investments that are not integrated with Corning's operating segments.



Sales from Pittsburgh Corning and Pittsburgh Corning Europe were up slightly in

1995 following a significant increase in 1994 resulting principally from volume increases for architectural glass blocks in the U.S. and strong European demand for FOAMGLAS(R) insulation.  Earnings improved in both years due to the volume increases.



During 1995, Corning merged its Biosym molecular modeling subsidiary with

Molecular Simulations, Inc.  As a result of this transaction, Corning owns approximately 50% of this new venture.





~Dow~Corning~Corporation

~

Corning is a 50% owner of Dow Corning Corporation, a manufacturer of silicones.

The other 50% of Dow Corning is owned by The Dow Chemical Company.



On May 15, 1995, Dow Corning voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code as a result of several negative developments related to the breast-implant litigation.  At that time, Corning management believed it was impossible to predict if and when Dow Corning would successfully emerge from Chapter 11 proceedings.  As a result, Corning recorded an after-tax charge of $365.5 million in the second quarter of 1995 to fully reserve its investment in Dow Corning.

Corning also discontinued recognition of equity earnings from Dow Corning beginning in the second quarter of 1995.  Corning recognized equity earnings from Dow Corning of $17.5 million in the first quarter 1995 and losses of $2.8 million and $144.5 million in 1994 and 1993, respectively.  The 1994 and 1993 results include significant charges related to the breast-implant litigation.

Note 4 of the Notes to Consolidated Financial Statements includes additional financial information related to this investment.



Dow Corning is expected to file a reorganization plan with the Federal

Bankruptcy Court in the first half of 1996; however, the plan is not expected to be approved by the creditors and the Court for some time.  As such, Corning continues to believe that it is impossible to predict if and when Dow Corning will successfully emerge from Chapter 11 proceedings.





PROVISION FOR RESTRUCTURING AND OTHER SPECIAL CHARGES



In the second quarter 1995, Corning recorded a restructuring charge of $67 million ($40.5 million after tax).  Of this charge, $40.5 million related to

Corning's Health Care Services segment and included severance for workforce reduction programs primarily in the clinical-laboratory testing business and the costs of exiting a number of leased facilities.  The remaining charge included severance for additional workforce reductions, primarily in corporate staff groups, a curtailment loss in Corning's primary pension plan attributable to workforce reductions and the write-off of production equipment caused by the decision to exit the manufacturing facility for glass-ceramic memory-disks.

Management believes that these actions will reduce costs and will be substantially complete by mid-1996.



In the third quarter 1994, Corning recorded a charge of $82.3 million ($55.4 million after tax) which included $50.7 million of integration costs, $21.6 million of transaction expenses and $10 million of other reserves primarily related to the Nichols, Maryland Medical and Bioran acquisitions.  These programs are substantially complete.



In the third quarter 1993, Corning recorded a charge of $207 million ($120.5 million after tax and minority interest) which included $156 million of restructuring charges and $51 million of other special charges.  In the fourth quarter 1993, Corning also recognized a reduction in equity earnings of $9.5 million as a result of restructuring charges taken by Vitro Corning.  The consolidated restructuring charges included costs to integrate the Damon acquisition and costs of a planned company-wide restructuring program to reduce assets and overhead costs which is substantially complete at the end of 1995.

The other special charges totaling $51 million primarily included a charge of

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



Certain severance and facility exit costs have payment terms extending into

1997.  Corning management believes that these costs will be financed by cash from operations and does not anticipate any significant impact on its liquidity as a result of restructuring plans.



A detailed discussion of the restructuring and other special charges is in Note

8 of the Notes to Consolidated Financial Statements.





TAXES



Corning's effective tax rate in recent years has been impacted by certain non-

operating gains and losses and restructuring charges.  The effective tax rate,

excluding these items, was 34% in 1995, 36% in 1994, and 31% in 1993.  The decrease in the 1995 rate is due to an increase in the percentage of Corning's earnings from consolidated entities with lower effective tax rates.  The increase in the 1994 rate was primarily due to an increase in non-deductible amortization of intangibles and other expenses and lower foreign and other tax credits in 1994, and a gain from the revaluation of Corning's net deferred tax assets in 1993.  Note 6 of the Notes to Consolidated Financial Statements

reconciles the effective tax rate to the statutory tax rate.





LIQUIDITY AND CAPITAL RESOURCES



Corning's working capital of $669.2 million at the end of 1995 increased from

$652.1 million at the end of 1994.  The ratio of current assets to current liabilities was 1.6 at the end of 1995 and 1994.  Corning's ratio of long-term debt to total capital increased to 34% at the end of 1995 from 33% at the end of

1994.

In February 1994, Corning issued 8 million shares of common stock in a single-

block transaction.  The net proceeds from this offering totaled $233 million and were used to finance the acquisition of the shares of capital stock of Corning

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



Corning's working capital position is reinforced by available bank credit lines totaling $788 million and the ability to issue up to $375 million of medium- and long-term debt under existing shelf-registration statements filed with the

Securities and Exchange Commission.  As a result, Corning's management believes the company has sufficient financial flexibility and ready access to funds to meet seasonal working capital requirements, capital expenditures, acquisitions and other longer-term growth opportunities.





CASH FLOWS



Cash and short-term investments at the end of 1995 increased from 1994 by $53.6 million due to operating activities which provided cash of $698.6 million,

offset by investing and financing activities which used cash of $543.2 million and $103 million, respectively.  Cash and short-term investments at the end of

1994 were consistent with 1993 as operating activities and financing activities provided cash of $402.2 million and $154.8 million, respectively, offset by investing activities which used cash of $559.8 million.



Cash flows from operating activities in 1995 increased compared with 1994 primarily due to a smaller increase in working capital in 1995 than in 1994.

Cash flows from operating activities decreased in 1994 from 1993 due to higher earnings before depreciation, amortization and special charges offset by an increase in net working capital.



Cash used in investing activities in 1995 was consistent with 1994 reflecting increased capital spending offset by lower acquisitions and divestitures.  Cash used in investing activities in 1994 decreased from 1993 primarily due to lower capital spending and an increase in proceeds from asset dispositions in 1994.

Cash used for business acquisitions declined slightly from 1993 levels.  Corning anticipates capital spending will approximate $700 million in 1996.



Financing activities in 1995 resulted in a net use of cash as dividends paid were in excess of net borrowings.  Cash provided by financing activities in 1994 declined in comparison with 1993 primarily due to a significantly reduced level of borrowings offset by the issuance of common stock in February 1994 and the

MIPS offering in July 1994.



Corning repurchased 1.2 million and 1.3 million shares of its common stock in

1995 and 1993, respectively, pursuant to a systematic plan authorized by the

Board of Directors.  Corning's systematic plan is designed to provide shares for

Corning's various employee-benefit programs.  No shares were purchased in 1994 as Corning temporarily suspended its share repurchase program between May 1993 and the end of 1994 as a result of the impact of acquisition financing on certain lending agreements.



Dividends paid to common shareholders in 1995 totaled $165.2 million compared with $150.1 million in 1994 and $134.1 million in 1993.  The increases in dividends paid is a result of increases in both the dividend rate and common shares outstanding.





ENVIRONMENT



Corning has been named by the Environmental Protection Agency under the

Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 19 hazardous waste sites.  Under the Superfund

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

Corning has accrued approximately $21 million for its estimated liability for environmental cleanup and litigation at December 31, 1995.

EFFECTS OF INFLATION



Amounts reflected in the financial statements do not provide for the effect of inflation on operations or financial position.  The expenses and asset values,

specifically those related to long-lived assets, reflect historical cost and do not necessarily represent replacement cost or charges to operations based on replacement cost.  Corning's operations are geared to provide funds from operations which, along with other sources, would be sufficient to replace fixed assets as necessary.  Net income would be lower than reported if the effects of inflation were reflected by charging operations for replacement costs.





ITEM 8.  FINANCIAL STATEMENTS

 -----------------------------



See Item 14 (a) 1.





ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

 --------------------------------------------------------------



None.

                                    PART III





ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

 ------------------------------------------



A list of Directors of the Company, appearing under the caption "Nominees for

Election as Directors" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 25, 1996, is incorporated by reference in this

Annual Report on Form 10-K.



EXECUTIVE OFFICERS OF THE REGISTRANT



James R. Houghton (59)~Chairman~of~the~Board~and~Chief~Executive~Officer

~

Mr. Houghton joined Corning in 1962.  In 1965 he was appointed European Area manager.  In 1968 he was elected a vice president and appointed general manager of the Consumer Products Division.  He was elected a director in 1969, and in

1971 was elected vice chairman with responsibility for the company's international operations.  In 1983, Mr. Houghton was elected chairman.



Roger G. Ackerman (57)~President~and~Chief~Operating~Officer

~

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



Van C. Campbell (57)~Vice~Chairman~and~Chief~Financial~Officer

~

Mr. Campbell joined Corning in 1964.  He was elected assistant treasurer in

1971, treasurer in 1972, a vice president in 1973, financial vice president in

1975 and senior vice president for finance in 1980.  He became general manager of the Consumer Products Division in 1981.  Mr. Campbell was elected vice chairman and a director in 1983 and during 1995 was appointed to the additional position of chairman of Corning Life Sciences, Inc.



Dr. David A. Duke (60)~Vice~Chairman~and~Chief~Technology~Officer

~

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



Kenneth W. Freeman (45)

President and Chief Executive Officer of Corning ClinicalLaboratories,Inc.

~

Mr. Freeman joined Corning in 1972 and has served in a variety of key financial and managerial positions.  He was elected controller and a vice president in

1985, senior vice president in 1987, and general manager of the Science

Products Division in 1989.  He was appointed president and chief operating officer of Corning Asahi Video Products Company in 1990.  In 1993, he was

elected executive vice president.  During 1995 he resigned as executive vice president and was appointed president and chief executive officer of Corning

Clinical Laboratories, Inc.



Norman E. Garrity (54)~~Executive~Vice~President

~

Mr. Garrity joined Corning in 1966 and subsequently served in a variety of manufacturing and engineering management positions.  In 1979 he was appointed sales and marketing manager for Corning Electronics.  In 1984 he was appointed general manager of the Electrical Products Division and subsequently appointed vice president.  He was elected senior vice president in 1986 and executive vice president in 1990, responsible for the Specialty Materials Group and the manufacturing and engineering function.



John W. Loose (53)~Executive~Vice~President

~

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

Mr. Loose became responsible for the consumer business and was elected president and chief executive officer of Corning Consumer Products Company.



<PAG>18



James M. Ramich (50)~Executive~Vice~President~

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



Jan H. Suwinski (54)~Executive~Vice~President

~

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



Larry Aiello, Jr. (46~)~~~Vice~President~and~Controller

~

Mr. Aiello joined Corning in 1973 and has served in various accounting and management positions.  He was appointed an assistant controller in 1989, and division vice president and general manager of the Opto-Electronic Components

Products Division in 1990.  In 1993, he was elected vice president and controller.



Katherine A. Asbeck (39)~Chief~Accounting~Officer~

Ms. Asbeck joined Corning in 1991 as director of accounting.  She was appointed assistant controller in 1993 and designated chief accounting officer in 1994.

Prior to joining Corning, Ms. Asbeck was with Price Waterhouse LLP for 10 years, most recently as a senior audit manager.



Peter Booth (56)~Senior~Vice~President

~

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



Robert L. Ecklin (57)~~Senior~Vice~President

~

Mr. Ecklin joined Corning in 1961 and served in a variety of U.S. and international manufacturing and engineering managerial positions.  For Corning

Engineering he served as its vice president in 1982 and was appointed its president in 1983.  In 1986 he became vice president of Business Development.

Mr. Ecklin was appointed general manager of the Industrial Products Division in

1989 and senior vice president in 1990.



Robert C. Forrest (60)~Senior~Vice~President~

Mr. Forrest joined Corning in 1960 and has subsequently held a variety of manufacturing and engineering managerial positions.  In 1986 he was appointed vice president responsible for manufacturing and engineering for the

Telecommunications Products Division.  He was appointed senior vice president and general manager of the Telecommunications Products Division in 1990.



Sandra L. Helton (46)~Senior~Vice~President~and~Treasurer

~

Ms. Helton joined Corning in 1971 and served in various engineering and financial positions.  In 1986 she was appointed assistant treasurer.  She was elected a vice president and treasurer in 1991 and senior vice president in

1994.



A. John Peck, Jr. (56)~Secretary

~

Mr. Peck joined Corning in 1972.  He has served as assistant counsel and as associate counsel in the Legal Department.  He was appointed assistant secretary in 1981 and elected secretary in 1988.



William C. Ughetta (63)~Senior~Vice~President~and~General~Counsel

~

Mr. Ughetta joined Corning in 1968 as assistant secretary and assistant counsel.  He was elected secretary of the corporation in 1971 and vice president in 1972.  He was elected a senior vice president in 1983.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

 --------------------------------------------------



Information covering Management Remuneration and Transactions, appearing under the captions "Report of the Compensation Committee of the Board of Directors on

Executive Compensation" and "Other Matters" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 25, 1996, is incorporated by reference in this Annual Report on Form 10-K.





ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 ------------------------------------------------------------------------



Information with respect to Security Ownership of Certain Beneficial Owners,

appearing under the caption "Security Ownership of Certain Beneficial Owners"

in the Proxy Statement relating to the annual meeting of stockholders to be held on April 25, 1996, is incorporated by reference in this Annual Report on

Form 10-K.





ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 --------------------------------------------------------



A description of transactions with management and others and certain business relationships, appearing under the captions "Directors' Compensation and Other

Matters Relating to Directors" and "Other Matters" in the Proxy Statement

relating to the annual meeting of stockholders to be held on April 25, 1996, is incorporated by reference in this Annual Report on Form 10-K.

                                     PART IV





ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 ------------------------------------------------------------------------



(A)  DOCUMENTS FILED AS PART OF THIS REPORT:



     1.  Index to financial statements and financial statement schedules, filed as part of this report:



                                                                Page



          Report of Independent Accountants                      24



          Consolidated Statements of Income                      25



          Consolidated Balance Sheets                            26



          Consolidated Statements of Cash Flows                  27



          Notes to Consolidated Financial Statements           28-49



          Financial Statement Schedule:

               II   Valuation Accounts and Reserves              54



     2.  Supplementary Data:

          Quarterly Operating Results and Related Market Data    50

          Five Years in Review - Historical Comparison         51-52

          Investor Information                                   53



     3.  Exhibits filed as part of this report:  see (c) below.



(B)  REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF FISCAL 1995:



     A report on Form 8-K dated October 17, 1995, filed in connection with the registrant's medium-term note facility, includes Corning's third quarter earnings press release of October 17, 1995.



     A report on Form 8-K dated December 7, 1995, announcing that, effective

     January 1, 1996, Corning will prospectively adopt a calendar year accounting calendar and will begin to consolidate results of all major subsidiaries currently.



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



          Certificate of Amendment, dated July 15, 1994, as amended by the

          Certificate of Correction filed on July 26, 1994, of the Restated

          Certificate of Incorporation of the Registrant which appears as

          Exhibit 3 to the 1994 Annual Report on Form 10-K is incorporated herein by references in this Annual Report.

          Certificate of Amendment, dated October 24, 1994, as amended by the

          Certificate of Correction filed on July 26, 1994, of the Restated

          Certificate of Incorporation of the Registrant which appears as

          Exhibit 3 to the 1994 Annual Report on Form 10-K is incorporated herein by references in this Annual Report.



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



          #12. Computation of Ratio of Earnings to Combined Fixed Charges and

          Preferred Dividends



          #21. Subsidiaries of the Registrant at December 31, 1995



          #23  Consent of Independent Accountants



          #24  Powers of Attorney



          #27  Financial Data Schedule



(D)  DOW CORNING CORPORATION:

                                                                   Page



     Report of Independent Accountants                              55



     Consolidated Balance Sheets                                  57-58



     Consolidated Statements of Operations and Retained Earnings    59



     Consolidated Statements of Cash Flow                           60



     Notes to Consolidated Financial Statements                   61-84



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



Corning Incorporated





    /s/ James R. Houghton

By                          Chief Executive Officer            March 6, 1996

     ----------------------

     (James R. Houghton)





    /s/ Van C. Campbell

By                          Vice Chairman                      March 6, 1996

     ----------------------

     (Van C. Campbell)      and Chief Financial Officer





   /s/ Katherine A. Asbeck

By                          Chief Accounting Officer           March 6, 1996

     ----------------------

    (Katherine A. Asbeck)





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the

Registrant and on the date indicated.



                            Capacity                                Date

           *

                            Chairman of the Board,             March 6, 1996

 --------------------------

  (James R. Houghton)       Chief Executive Officer

                            and Director



           *

                            Director                           March 6, 1996

 --------------------------

  (Roger G. Ackerman)



           *

                            Director                           March 6, 1996

 --------------------------

    (Robert Barker)



           *

                            Director                           March 6, 1996

 --------------------------

    (John S. Brown)



           *

                            Director                           March 6, 1996

 --------------------------

    (Mary L. Bundy)



           *

                            Director                           March 6, 1996

 --------------------------

   (Van C. Campbell)



           *

                            Director                           March 6, 1996

 --------------------------

    (David A. Duke)

           *

                            Director                           March 6, 1996

 --------------------------

(Lawrence S. Eagleburger)





           *

                            Director                           March 6, 1996

 --------------------------

    (John H. Foster)





           *

                            Director                           March 6, 1996

 --------------------------

     (Gordon Gund)





           *

                            Director                           March 6, 1996

 --------------------------

   (John M. Hennessy)





           *

                            Director                           March 6, 1996

 --------------------------

(Vernon E. Jordan, Jr.)





           *

                            Director                           March 6, 1996

 --------------------------

   (James W. Kinnear)





           *

                            Director                           March 6, 1996

 --------------------------

  (James J. O'Connor)





           *

                            Director                           March 6, 1996

 --------------------------

  (Catherine A. Rein)





           *

                            Director                           March 6, 1996

 --------------------------

    (Henry Rosovsky)





           *

                            Director                           March 6, 1996

 --------------------------

    (H. Onno Ruding)





           *

                            Director                           March 6, 1996

 --------------------------

 (William D. Smithburg)





    /s/ William C. Ughetta

*By

     ----------------------

   (William C. Ughetta, Attorney-in-fact)

REPORT OF INDEPENDENT ACCOUNTANTS





~Price~Waterhouse~LLP

~



January 22, 1996





To the Board of Directors and Stockholders of Corning Incorporated



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 20 present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 1995, and January 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December

31, 1995, in conformity with generally accepted accounting principles.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for the opinion expressed above.

















/s/ Price Waterhouse LLP

1177 Avenue of the Americas

New York, New York  10036







CONSOLIDATED STATEMENTS OF INCOME

Corning Incorporated and Subsidiary Companies



Years Ended December 31, 1995, January 1, 1995,

 and January 2, 1994

(In millions, except per-share amounts)                    1995       1994*          1993*

                                                            ---         ----

---







REVENUES

  Net sales                                              $5,313.1    $4,770.5    $4,004.8

  Royalty, interest and dividend income                      33.0        28.7        29.9

 ------------------------------------------------------------------------------

------------



                                                          5,346.1     4,799.2     4,034.7

 ------------------------------------------------------------------------------

------------



DEDUCTIONS

  Cost of sales                                           3,386.0     3,060.9     2,597.0

  Selling, general and administrative expenses            1,093.5       871.7       774.0

  Research and development expenses                         179.7       176.9       173.1

  Provision for restructuring and other special charges      67.0        82.3       207.0

  Interest expense                                          117.8       110.4        88.2

  Other, net                                                 36.2        37.5        38.7

 ------------------------------------------------------------------------------

-------------



Income before taxes on income                               465.9       459.5       156.7

Taxes on income                                             154.7       170.1        35.3

 ------------------------------------------------------------------------------

-------------



Income before minority interest and equity earnings         311.2       289.4       121.4

Minority interest in earnings of subsidiaries               (66.8)      (50.7)      (16.6)

Dividends on convertible preferred securities of subsidiary (13.7)       (6.1)

Equity in earnings (losses) of associated companies:

  Other than Dow Corning Corporation                         66.5        51.5        24.5

  Dow Corning Corporation                                  (348.0)       (2.8)     (144.5)

 ------------------------------------------------------------------------------

--------------



NET INCOME (LOSS)

  (per common share, ($0.23)/1995; $1.32/1994;

  ($0.09)/1993)                                          $(50.8)     $  281.3    $  (15.2)

-------------------------------------------------------------------------------

------------





WEIGHTED AVERAGE SHARES OUTSTANDING                      $  226.6    $  211.8    $  192.0

 ------------------------------------------------------------------------------

-------------



* Reclassified to conform to the 1995 presentation.




See Notes to Consolidated Financial Statements beginning on page 28.

CONSOLIDATED BALANCE SHEETS

Corning Incorporated and Subsidiary Companies



December 31, 1995, and January 1, 1995

(In millions, except share amounts)                 1995        1994*

 -------------------------------------------------------------------------

ASSETS



CURRENT ASSETS

  Cash                                            $  84.6      $ 72.0

  Short-term investments, at cost, which

  approximates market value                         130.3        89.3

  Accounts receivable, net of doubtful accounts

  and allowances - $181.3/1995; $89.4/1994          932.4       947.1

  Inventories                                       467.8       416.7

  Deferred taxes on income and other current assets 219.2       201.2

 -------------------------------------------------------------------------



  Total current assets                            1,834.3     1,726.3

 -------------------------------------------------------------------------



INVESTMENTS

  Associated companies, at equity                   344.2       318.6

  Dow Corning Corporation, at equity                            341.8

  Others, at cost                                    31.9        33.4

PLANT AND EQUIPMENT, AT COST, NET OF

  ACCUMULATED DEPRECIATION                        2,031.6     1,890.6

GOODWILL AND OTHER INTANGIBLE ASSETS,

  NET OF ACCUMULATED AMORTIZATION -

  $232.2/1995; $170.8/1994                        1,416.1     1,408.0

OTHER ASSETS                                        329.0       304.0

 -------------------------------------------------------------------------



TOTAL ASSETS                                      $5,987.1     $6,022.7

 -------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES

  Loans payable                                   $ 146.0      $ 67.6

  Accounts payable                                  255.2       258.3

  Other accrued liabilities                         763.9       748.3

 -------------------------------------------------------------------------



  Total current liabilities                       1,165.1     1,074.2

 -------------------------------------------------------------------------



OTHER LIABILITIES                                   664.9       643.6

LOANS PAYABLE BEYOND ONE YEAR                     1,393.0     1,405.6

MINORITY INTEREST IN SUBSIDIARY COMPANIES           272.5       247.0

CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY      364.7       364.4

CONVERTIBLE PREFERRED STOCK                          23.9        24.9

COMMON STOCKHOLDERS' EQUITY

  Common stock, including excess over par value

   and other capital - Par value $0.50 per share;

   Shares authorized: 500 million;

   Shares issued: 1995-258.6 million;

   1994-255.8 million                             1,113.0     1,031.4

  Retained earnings                               1,496.5     1,714.5

  Less cost of 28.8 million/1995 and

  27.6 million/1994

    shares of common stock in treasury             (563.0)     (523.7)

  Cumulative translation adjustment                  56.5        40.8

 -------------------------------------------------------------------------



  Total common stockholders' equity               2,103.0     2,263.0

 -------------------------------------------------------------------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $5,987.1     $6,022.7

 -------------------------------------------------------------------------



* Reclassified to conform to the 1995 presentation.



See Notes to Consolidated Financial Statements beginning on page 28.





CONSOLIDATED STATEMENTS OF CASH FLOWS

Corning Incorporated and Subsidiary Companies



Years Ended December 31, 1995, January 1, 1995,

 and January 2, 1994

(In millions)                                                  1995    1994*    1993*

 ------------------------------------------------------------------------------

---------



CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                          $ (50.8) $ 281.3

$                                                            (15.2)

  Adjustments to reconcile income (loss) to net cash

   provided by operations:

    Depreciation and amortization                              377.4    338.4    280.4

    Equity in earnings of associated companies, other

    than Dow Corning

     Corporation, less than (in excess of) dividends received    7.8     (3.3)    22.6

    Equity in losses of Dow Corning Corporation                348.0      2.8    144.5

    Minority interest in earnings of subsidiaries

     in excess of (less than) dividends paid                    25.8     31.1     (0.4)

    Losses (gains) on disposition of properties and investments 12.9    (11.6)     6.4

    Provision for restructuring and other special charges,

     net of cash paid                                           51.8     60.9    157.4

    Deferred tax provision (benefit)                           (41.6)    17.4    (84.4)

    Other                                                       (2.9)     6.5     16.1

  Changes in operating assets and liabilities:

    Accounts receivable                                         15.7   (217.6)    35.1

    Inventories                                                (47.5)   (38.3)     5.5

    Deferred taxes and other current assets                     12.3     (4.2)    (2.5)

    Accounts payable and other current liabilities             (10.3)   (61.2)    24.1

 ------------------------------------------------------------------------------

----------



NET CASH PROVIDED BY OPERATING ACTIVITIES                      698.6    402.2    589.6

 ------------------------------------------------------------------------------

----------



CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to plant and equipment                            (495.3)  (386.9)  (443.1)

  Acquisitions of businesses, net                              (41.0)  (387.1)  (449.9)

  Net proceeds from disposition of properties and investments   19.1    242.1     34.1

  Net increase in long-term investments                        (28.1)   (14.1)   (18.1)

  Other, net                                                     2.1    (13.8)   (27.2)

 ------------------------------------------------------------------------------

--------



NET CASH USED IN INVESTING ACTIVITIES                         (543.2)  (559.8)  (904.2)

 ------------------------------------------------------------------------------

---------



CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of loans                              170.4    237.4  1,020.6

  Repayments of loans                                          (97.4)  (609.0)  (501.1)

  Increase in minority interest due to capital contribution              66.5

  Proceeds from issuance of convertible preferred securities

   of subsidiary                                                        364.4

  Proceeds from issuance of common stock                        24.3    247.7     14.2

  Repurchases of common stock                                  (33.1)            (58.6)

  Payment of dividends                                        (167.2)  (152.2)  (136.2)

 ------------------------------------------------------------------------------

---------



NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (103.0)   154.8    338.9

 ------------------------------------------------------------------------------

----------



Effect of exchange rates on cash                                 1.2      3.3      3.4

 -------------------------------------------------------------------------------

-------



Net change in cash and cash equivalents                         53.6      0.5     27.7

Cash and cash equivalents at beginning of year                 161.3    160.8    133.1

 ------------------------------------------------------------------------------

----------



CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 214.9  $ 161.3

$                                                            160.8

 ------------------------------------------------------------------------------

-----------



* Reclassified to conform to the 1995 presentation.




See Notes to Consolidated Financial Statements beginning on page 28.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except share and per-share amounts)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



PRINCIPLES OF CONSOLIDATION



Corning operates on a fiscal year ending on the Sunday nearest December 31.

The three most recent fiscal years ended on December 31, 1995, January 1, 1995,

and January 2, 1994 and included 52 weeks.



The consolidated financial statements include the accounts of all entities controlled by Corning.  All significant intercompany accounts and transactions are eliminated.  Major subsidiaries are consolidated at dates up to one month earlier than the consolidated balance sheet dates.



Effective January 1, 1996, Corning will prospectively adopt a calendar year accounting calendar and will begin to consolidate results of all major subsidiaries currently.



The equity method of accounting is used for investments in associated companies which are not controlled by Corning and in which Corning's interest is generally between 20% and 50%.



The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.



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



Corning management does not believe that its foreign exchange exposure or its hedging program are material to Corning's financial position or result of operations.



CASH AND CASH EQUIVALENTS



Short-term investments, comprised of repurchase agreements and debt instruments with original maturities of three months or less, are considered cash equivalents.



INVENTORIES



Inventories are stated at the lower of cost or market.  Approximately 50% of

Corning's inventories at December 31, 1995, and January 1, 1995, are valued using the last-in, first-out (LIFO) method.  The first-in, first-out (FIFO)

method is used to value the remaining inventories which are principally at consolidated subsidiaries.



PROPERTY AND DEPRECIATION



Land, buildings and equipment are recorded at cost.  Depreciation is based on estimated useful lives of properties, using straight-line and accelerated methods.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (Continued)





GOODWILL AND OTHER INTANGIBLE ASSETS



Investment costs in excess of the fair value of net assets acquired are amortized over appropriate periods not exceeding 40 years.  Other intangible assets are recorded at cost and amortized over periods not exceeding 15 years.



IMPAIRMENT ACCOUNTING



Corning adopted Financial Accounting Standard No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,"

(FAS 121) in 1995.  Corning reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  The measurement of possible impairment is based on

Corning's ability to recover the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations.

The measurement of impairment requires management to make estimates of expected future cash flows related to long-lived assets.  It is at least reasonably possible that future events or circumstances could cause these estimates to change.  Corning's policy on impairment prior to the adoption of FAS 121 was not materially different.



REVENUE RECOGNITION



Corning recognizes revenue primarily as products are shipped and as services are rendered.  In the Health Care Services segment, clinical laboratories recognize revenue upon completion of the testing process while many of the pharmaceutical-services businesses utilize the percentage-of-completion method of accounting for long-term contracts.  Billings for clinical-laboratory services under third party payor programs, including Medicare and Medicaid, are recorded as sales net of contractual allowances for differences between amounts billed and the estimated receipts under such programs.  Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement.



TAXES ON INCOME



Corning uses the asset and liability approach to accounting for income taxes.

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



EARNINGS PER COMMON SHARE



Earnings per common share are computed by dividing net income less dividends on

Series B convertible preferred stock by the weighted average number of common shares outstanding.  Dividends on Series B convertible preferred stock amounted to $2 million in 1995 and $2.1 million in 1994 and 1993.  Weighted average shares outstanding were 226.6 million in 1995; 211.8 million in 1994 and 192 million in 1993.  The weighted average of common shares outstanding for earnings per common share calculations does not include approximately 2.6 million, 2.9 million and 3.3 million shares held by the Corning Stock Ownership

Trust in 1995, 1994 and 1993, respectively.  Common stock equivalents are not included in the earnings per common share computation because they do not result in material dilution.





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

Corning common stock.

2.   BUSINESS COMBINATIONS AND DIVESTITURES

  (Continued)





In the second quarter 1993, Corning acquired DeYor Laboratories, a clinical-

testing company.  Corning issued 840,000 shares of Corning common stock in connection with this transaction.  In the third quarter 1993, Corning acquired all of the outstanding shares of common stock and options to purchase common stock of Costar Corporation, a manufacturer of plastic science products.

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



PURCHASES



During 1995, Corning acquired National Packaging Systems, Inc., a supplier of clinical-trial packaging and related services.  Corning also acquired the

Franklin Health Group, which provides complex disease management services, and a few small clinical-testing laboratories.  The purchase price for these businesses totaled $41 million in cash and approximately 500,000 shares of

Corning common stock.  Goodwill of approximately $55 million resulted from these transactions and is being amortized over periods of 20 to 40 years.



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

40 years.



Also in the third quarter 1993, Siecor acquired the telecommunications-products businesses of GTE Control Devices Incorporated for approximately $45 million.

Goodwill of approximately $30 million resulted from this transaction and is being amortized over periods not exceeding 15 years.



In the fourth quarter 1993, Corning acquired the clinical-testing laboratories of Unilab Corporation in Denver, Dallas and Phoenix in exchange for a majority of the Unilab shares owned by Corning, the assumption of approximately $70 million of Unilab debt, and Corning's investment in J.S. Pathology PLC.

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

$51 million.  Also in the second quarter 1994, Corning sold its Parkersburg,

West Virginia, glass-tubing products plant to Schott Corporation, a subsidiary of the Schott Group, for $57 million.  In the fourth quarter 1994, Corning sold its European consumer products business to Newell Co. for $86 million.

2.   BUSINESS COMBINATIONS AND DIVESTITURES

  (Continued)





QUANTERRA TRANSACTIONS



In the third quarter 1994, Corning and International Technology Corporation

created a jointly owned company named Quanterra Incorporated to which Corning transferred the net assets of its Enseco environmental-testing laboratory business and International Technology transferred the assets of its IT

Analytical Services business.  Corning and International Technology each owned

50% of the company.  Corning is accounting for its investment in Quanterra using the equity method of accounting for investments.  Corning received $33 million as a result of this transaction and recognized a gain on the transaction which, net of its share of a one-time integration charge taken by the new company, is not material and has been included in equity earnings in

1994.



In January 1996, Corning and International Technology completed a transaction whereby Corning will increase its ownership in Quanterra to 81% in exchange for an investment of approximately $20 million.  In addition, Corning granted

International Technology the right to put the remaining 19% interest in

Quanterra to Corning at fair market value in January 2003.  As a result,

Corning will consolidate Quanterra's results beginning in 1996.





3.   INFORMATION BY INDUSTRY SEGMENT



Corning is a diversified, global, technology-based corporation which operates in four broadly-based business segments:  Specialty Materials, Communications,

Health Care Services (formerly Laboratory Services), and Consumer Products.



The Specialty Materials segment includes the environmental-products business,

which produces emission-control substrates and related applications for both the North American and European markets, and the science-products business,

which produces various plastic and glass laboratory products.  The other businesses which operate in this segment specialize in the production of optical, lighting and other advanced material products.



The Communications segment includes the opto-electronics and information-

display businesses.  The opto-electronics business produces optical fiber,

optical cable and optical hardware and components for the worldwide telecommunications industry.  The information-display business manufactures glass pannels and funnels, projection video lens assemblies and liquid crystal display glass for flat panel displays.



The Health Care Services segment primarily includes the clinical-laboratory testing and pharmaceutical-services businesses.  The clinical-laboratory testing business provides blood testing and other esoteric testing services to individual patients, physicians, hospitals and managed care organizations.  In

1995, 1994 and 1993, approximately 23%, 28% and 25%, respectively, of the sales of the clinical-laboratory testing business were generated by Medicare/Medicaid clients.  The pharmaceutical-services business assists global pharmaceutical and biotechnology companies with new drug research and development.



The Consumer Products segment produces cookware, glassware and dinnerware that is sold primarily in the North American retail market through mass-market and other distribution channels.  Other Consumer Products businesses include

Serengeti eyewear and Steuben crystal.



Many of Corning's administrative and staff functions are performed on a centralized basis.  Corning charges these expenses to operating segments based on the extent to which each business uses a centralized function.  Certain staff functions and certain research and development expenses which benefit all businesses or relate to future technologies are included in "Other, including

Corporate Investments and R&D."



As a result of Corning's decision to fully reserve its investment in Dow

Corning Corporation and discontinue recognition of the equity earnings from Dow

Corning during 1995, summary financial information for Dow Corning is not included in the segment data.  Information for Dow Corning is presented separately in Note 4 of the Notes to Consolidated Financial Statements.

Certain equity companies that are not associated with Corning's operating segments are classified in "Other, including Corporate Investments and R&D." In addition, Quanterra, which was formed in mid-1994, was transferred from the

Health Care Services segment to the Specialty Materials segment in 1995.

Segment data for 1994 and 1993 have been reclassified to conform to the 1995 presentation.



Information about Corning's segment operations is summarized on the following page.

3.   INFORMATION BY INDUSTRY SEGMENT

  (Continued)

                                                           Other,

                                                         including

                                                         Corporate

           Specialty     Commu-   Health Care  Consumer Investments

OPERATIONS:Materials   nications    Services   Products   and R&D  Total

 -------------------------------------------------------------------------



Revenues:

  1995       $872.9      $1,711.7    $2,055.0   $673.5    $ 33.0  $5,346.1

  1994        846.0      1,458.3    1,687.1      779.1      28.7  4,799.2

  1993        758.7      1,192.0    1,319.5      734.6      29.9  4,034.7

 -------------------------------------------------------------------------



Income (loss) before taxes:

  1995 (1)   $174.7      $ 434.9     $106.3     $ 10.1    $(260.1)    $

465.9

  1994 (2)    164.3        345.8      156.6       55.6    (262.8)   459.5

  1993 (3)     73.6        243.3      125.3      (35.4)   (250.1)   156.7

 -------------------------------------------------------------------------



ASSETS:

 -------------------------------------------------------------------------



Operating assets:

  1995       $706.3      $1,484.1    $2,294.3   $578.6    $579.6  $5,642.9

  1994        600.6      1,437.3    2,220.1      580.3     524.0  5,362.3

  1993        716.7        959.4    1,808.5      526.3     634.3  4,645.2

 -------------------------------------------------------------------------



Capital expenditures:

  1995       $ 96.3      $ 180.7     $113.5     $ 44.8    $ 60.0  $ 495.3

  1994         60.0        146.3      100.8       43.3      36.5    386.9

  1993         80.0        154.7       78.5       30.9      99.0    443.1

 -------------------------------------------------------------------------



Depreciation and amortization:

  1995       $ 60.5      $ 121.4     $126.3     $ 32.1    $ 37.1  $ 377.4

  1994         57.2        109.7       95.8       40.5      35.2    338.4

  1993         56.7         78.9       70.8       41.7      32.3    280.4

 -------------------------------------------------------------------------



EQUITY INVESTMENTS OTHER THAN DOW CORNING:

 -------------------------------------------------------------------------



Investment in associated companies, at equity:

  1995       $ 60.2      $ 195.8     $  5.7     $  9.6    $ 72.9  $ 344.2

  1994         47.2        182.5        4.7       13.0      71.2    318.6

  1993          8.0        172.4        1.8       14.0      64.3    260.5

 -------------------------------------------------------------------------



Equity company sales:

  1995       $290.8      $ 982.2     $ 12.6     $ 95.0    $223.3  $1,603.9

  1994        196.0        788.9        9.3       99.2     210.7  1,304.1

  1993        104.8        680.2       18.0      285.2     173.9  1,262.1

 -------------------------------------------------------------------------



Equity company net income (loss):

  1995       $  5.6      $ 101.6     $ (1.2)    $  6.1    $ 20.8  $ 132.9

  1994         (6.9)        88.4       (0.8)      11.5      17.3    109.5

  1993         (1.3)        85.2       (1.3)     (30.6)     15.5     67.5

 -------------------------------------------------------------------------



Corning's share of net income (loss):

  1995       $  6.4      $  47.4     $ (0.5)    $  1.2    $ 12.0  $  66.5

  1994          5.7         38.1       (0.4)       2.3       5.8     51.5

  1993         (1.0)        35.4       (0.5)     (15.7)      6.3     24.5

 -------------------------------------------------------------------------



(1)    The 1995 restructuring and other special charges totaling $67 million were included in income before taxes of Specialty Materials ($6.6 million),

  Communications ($9.3 million), Health Care Services ($40.5 million) and

  Other, including Corporate Investments and R&D ($10.6 million).

(2)    The 1994 restructuring and other special charges totaling $82.3 million were included in income before taxes of Health Care Services.

(3)    The 1993 restructuring and other special charges totaling $207 million were included in income before taxes of Specialty Materials ($26.5 million),

  Communications ($10.7 million), Health Care Services ($95 million), Consumer

  Products ($46.5 million),and Other, including Corporate Investments and R&D

  ($28.3 million).

4.   INVESTMENTS





INVESTMENTS OTHER THAN DOW CORNING CORPORATION



Samsung-Corning Company Ltd., a 50%-owned South Korean-based manufacturer of glass panels and funnels for cathode-ray tubes, represented $143 million and

$135.4 million of Corning's investments accounted for by the equity method at year end 1995 and 1994, respectively.



The financial position and results of operations of Samsung-Corning and

Corning's other equity companies are summarized as follows:



                    1995                   1994                1993

                ----------------       ----------------   ----------------

             Samsung-   Total       Samsung-   Total    Samsung-   Total

             Corning    Equity      Corning    Equity   Corning    Equity

             Co. Ltd. Companies     Co. Ltd. Companies  Co. Ltd. Companies



 -------------------------------------------------------------------------



Net sales    $ 713.4    $1,603.9    $ 601.6   $1,304.1  $ 523.2   $1,262.1

Gross profit   152.8     501.7        147.0    388.7      158.7     369.6

Net income      43.1     132.9         46.5    109.5       40.5      67.5

 -------------------------------------------------------------------------



Corning's equity

  in net

  income (1) $  19.6    $ 66.5      $  22.1   $ 51.5    $  24.3   $  24.5

 --------------------------------------------------------------------------



Current assets$290.5    $684.2      $ 258.9   $560.3    $ 167.0   $ 429.4

Non-current

  assets       978.1   1,342.2        589.2    930.4      536.2     835.6

 -------------------------------------------------------------------------



Current

 liabilities $ 351.5    $547.3      $ 204.1   $398.1    $ 182.3   $ 328.8

Non-current

  liabilities  618.2     815.0        374.1    507.2      274.7     387.0

 -------------------------------------------------------------------------



(1)   Equity in earnings shown above and in the Consolidated Statements of

 Income are net of amounts recorded for income tax.





Dividends received from Samsung-Corning and Corning's other equity companies totaled $74.3 million, $48.2 million and $47.1 million in 1995, 1994 and 1993,

respectively.  At December 31, 1995, approximately $133.7 million of equity in undistributed earnings of equity companies were included in Corning's retained earnings.

4.   INVESTMENTS

  (Continued)





DOW CORNING CORPORATION



Corning is a 50% owner of Dow Corning Corporation, a manufacturer of silicones.

The other 50% of Dow Corning is owned by The Dow Chemical Company.



On May 15, 1995, Dow Corning voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code as a result of several negative developments related to the breast-implant litigation.  At that time, Corning management believed it was impossible to predict if and when Dow Corning would successfully emerge from Chapter 11 proceedings.  As a result, Corning recorded an after-tax charge of $365.5 million in the second quarter of 1995 to fully reserve its investment in Dow Corning.  Corning also discontinued recognition of equity earnings from Dow Corning beginning in the second quarter of 1995.



The financial position and results of operations of Dow Corning are summarized as follows:





                                            1995       1994      1993

 -------------------------------------------------------------------------



Net sales                                  $2,492.9    $2,204.6  $2,043.7

Gross profit                                 828.5      734.3     639.8

Net loss                                     (30.6)      (6.8)   (287.0)

 -------------------------------------------------------------------------



Corning's equity in net loss (1)           $(348.0) (2) $(2.8)   $(144.5)

-------------------------------------------------------------------------



Current assets                             $1,835.7    $1,635.8  $1,069.2

Non-current assets                         3,122.7     2,457.4   2,193.1

 -------------------------------------------------------------------------



Current liabilities                        $ 459.5     $1,325.0  $770.6

Non-current liabilities                      347.9     1,974.1   1,740.5

Liabilities subject to compromise          3,504.1 (3)

 -------------------------------------------------------------------------



(1)    Equity in earnings shown above and in the Consolidated Statements of

  Income are net of amounts recorded for income tax.

(2)    Includes $17.5 million of equity earnings recognized in the first quarter 1995 and a charge taken by Corning of $365.5 million in the second quarter 1995 to fully reserve its investment in Dow Corning.  Corning discontinued recognition of equity earnings from Dow Corning beginning in the second quarter of 1995.

(3)    Dow Corning's financial statements for 1995 have been prepared in conformity with the American Institute of Certified Public Accountants'

  Statement of Position 90-7, "Financial Reporting by Entities in Reorganizaion

  under the Bankruptcy Code," (SOP 90-7).  SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the filing date (May 15, 1995) and identification of all transactions and events that are directly associated with the reorganization.





In March 1994, Dow Corning, along with other plaintiffs and representatives of breast-implant litigation defendants, signed a breast-implant litigation settlement agreement (the "Global Settlement") under which industry participants would contribute $4.2 billion over a period of more than thirty years to establish several special-purpose funds.  Corning was not a signatory or contributor to the Global Settlement.  The Global Settlement, if

implemented, would have provided for a claims-based, structured resolution of claims arising out of silicone breast implants and defined periods during which breast-implant plaintiffs could "opt-out" of the settlement and instead continue their individual breast-implant litigation against manufacturers and other defendants.  On October 10, 1995, the United States District Court of the

Northern District of Alabama entered an order declaring that claimants participating in the Global Settlement would have an additional right to opt-

out of that settlement after November 30th.  Those who do opt-out will have the right to pursue individual lawsuits.  The Global Settlement has been effectively terminated.



Dow Corning recorded an accounting charge of $415 million after tax in the fourth quarter of 1993.  As disclosed in Dow Corning's financial statements,

this charge included the net present value of Dow Corning's best estimate of its potential liability for breast-implant litigation based on current settlement negotiations, and also included provisions for legal, administrative and research costs related to breast implants, for a total of approximately

$1.2 billion, less expected insurance recoveries of $600 million and taxes of

$225 million.

4.   INVESTMENTS

  (Continued)





Dow Corning also recorded an accounting charge of $151.8 million after tax in the fourth quarter of 1994.  As disclosed in Dow Corning's financial statements, this charge included Dow Corning's best estimate of additional costs to resolve breast-implant litigation and claims outside of the Global

Settlement, and also included provisions for legal, administrative and research costs related to breast implants, for a total of $647 million, less expected insurance recoveries of $406 million and taxes of $89.2 million.



Subsequent to Corning's decision to fully reserve its investment in Dow

Corning, Dow Corning recorded an accounting charge of $221.2 million after tax.

As disclosed in Dow Corning's financial statements, this charge reflects a change in Dow Corning's accounting method for its liability in the Global

Settlement.  Dow Corning's 1995 results have also been impacted by the suspension of interest payments and reorganization costs resulting from the

Chapter 11 filing.



Dow Corning is expected to file a reorganization plan with the Federal

Bankruptcy Court in the first half of 1996; however, the plan is not expected to be approved by the creditors and the Court for some time.  As such, Corning continues to believe that it is impossible to predict if and when Dow Corning will successfully emerge from Chapter 11 proceedings.





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



The funded status of Corning's pension plans as of year end is as follows:



                                                   1995           1994

 ------------------------------------------------------------------------



Vested benefits                                  $1,064.3       $877.6

Non-vested benefits                                90.7           73.5

 ------------------------------------------------------------------------



Accumulated benefit obligation                   $1,155.0       $951.1

 ------------------------------------------------------------------------



Current fair market value of plan assets         $1,270.2       $1,061.6

Present value of projected benefit obligation   1,218.1        1,018.9

 ------------------------------------------------------------------------



Plan assets in excess of projected benefit

  obligation                                       52.1           42.7

Unrecognized prior service cost                   112.7          128.3

Unrecognized transition gain                      (11.5)         (10.9)

Unrecognized net (gains) losses from changes in

  actuarial assumptions                            64.5          (55.3)

Other unrecognized net experience gains          (133.2)         (25.4)

 ------------------------------------------------------------------------



Recorded pension asset                           $ 84.6         $ 79.4

 ------------------------------------------------------------------------



The projected benefit obligations for under-funded plans included in the table totaled $76.5 million in 1995 and $65.5 million in 1994, of which $14.8 million and $13.5 million was recorded as a liability in 1995 and 1994, respectively.



Plan assets are comprised principally of publicly traded debt and equity securities.  Corning common stock represented 6.3% and 6.9% of plan assets at year end 1995 and 1994, respectively.

5.   EMPLOYEE RETIREMENT PLANS

  (Continued)





The unrecognized prior service cost, unrecognized transition gain, net gains and losses from changes in actuarial assumptions and net experience gains are deferred and amortized to pension expense over the remaining service life of plan participants, if they exceed certain limits.



For Corning's principal defined-benefit plan, the assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4.5%,

respectively, for 1995 and 8.75% and 5%, respectively, for 1994.  The expected long-term rate of return on plan assets was 9% for 1995 and 1994.  Assumptions of the company's other plans are not significantly different.



The components of pension expense for Corning's defined-benefit pension plans are as follows:



                                                   1995     1994    1993

 -------------------------------------------------------------------------



Present value of benefits earned during the year  $19.5    $25.1   $19.8

Interest cost on projected benefit obligation      86.8     81.5    75.4

Actual return on plan assets                     (229.3)    (8.6)  (90.7)

Net amortization and deferral                     136.3    (80.4)   12.1

 -------------------------------------------------------------------------



Net pension expense for the year                  $13.3    $17.6   $16.6

 -------------------------------------------------------------------------



Measurement of pension expense is based on assumptions used to value the pension liability at the beginning of the year.  Total consolidated pension expense, including defined-contribution pension plans, was $67.1 million in

1995, $59.5 million in 1994 and $52.5 million in 1993.



POSTRETIREMENT HEALTH-CARE AND LIFE-INSURANCE BENEFITS



Corning and certain of its domestic subsidiaries have defined-benefit postretirement plans that provide health-care and life-insurance benefits for retirees and eligible dependents.  Approximately half of Corning's employees may become eligible for such benefits upon reaching retirement age.  As a result of cost-sharing changes made in 1993, Corning's principal retiree medical plans require increased retiree contributions each year equal to the excess of medical cost increases over general inflation rates.



Corning's consolidated postretirement benefit obligation is determined by application of the terms of health-care and life-insurance plans, together with relevant actuarial assumptions and health-care cost trend rates.  The discount rate used in determining the accumulated postretirement benefit obligation was

7.5% in 1995 and 8.75% in 1994.  The health-care cost trend rate for Corning's principal plan is assumed to be 9.5% in 1996 for covered individuals under age

65 decreasing gradually to 6% in 2010 and thereafter.  For covered individuals over 65, the rate is assumed to be 8.6% in 1996 decreasing gradually to 6% in

2010 and thereafter.  Assumptions for Corning's other plans are not significantly different.  The effect of a 1% annual increase in the assumed health-care cost trend rates would increase the accumulated postretirement benefit obligation and the net periodic postretirement benefit expense by $45 million and $4.7 million, respectively.



Gains and losses from plan amendments or changes in actuarial assumptions are deferred and amortized to postretirement benefit expense, if they exceed certain limits, over the expected remaining service life of plan participants.

5.   EMPLOYEE RETIREMENT PLANS

  (Continued)





Corning's accrued postretirement liability as of year end was comprised of the following:



                                                1995           1994

 ------------------------------------------------------------------------



Accumulated postretirement benefit obligation:

  Retirees                                     $365.4         $321.2

  Fully eligible active plan participants       44.9           63.0

  Other active plan participants               132.8          125.6

 ------------------------------------------------------------------------



                                               543.1          509.8

 ------------------------------------------------------------------------



Unrecognized gain from plan amendments          14.7           18.8

Other unrecognized net experience gains         29.1           39.1

 ------------------------------------------------------------------------



Total postretirement liability                 586.9          567.7

Less current portion                            23.7           23.7

 ------------------------------------------------------------------------



Accrued postretirement liability               $563.2         $544.0

 ------------------------------------------------------------------------



Corning has not funded these obligations.



The components of net periodic postretirement benefit expense are as follows:



                                                1995    1994     1993

 ------------------------------------------------------------------------



Present value of benefits earned during the year$9.9    $11.3    $ 7.4

Interest cost on the accumulated postretirement

  benefit obligation                            40.8     39.1     37.9

Net amortization                                (2.6)    (2.3)    (3.6)

 ------------------------------------------------------------------------



Postretirement benefit expense                 $48.1    $48.1    $41.7

 ------------------------------------------------------------------------



Measurement of postretirement benefit expense is based on assumptions used to value the postretirement liability at the beginning of the year.

6.   TAXES ON INCOME



                                                  1995     1994     1993

 -------------------------------------------------------------------------



Income (loss) before taxes on income:

U.S. companies                                    $376.2   $423.4  $169.8

Non-U.S. companies                                 89.7     36.1   (13.1)

 ---------------------------------------------------------------------------



Income before taxes on income                     $465.9   $459.5  $156.7

 -------------------------------------------------------------------------



Taxes on income                                   $154.7   $170.1  $35.3

 -------------------------------------------------------------------------



Effective tax rate reconciliation:

Statutory U.S. tax rate                            35.0%    35.0%   35.0%

State taxes, net of federal benefit                 1.7      2.5     2.1

Non-deductible goodwill                             2.4      2.1     1.9

Foreign and other tax credits                      (1.7)    (1.8)   (7.5)

Lower taxes on subsidiary earnings                 (5.9)    (1.8)   (5.6)

Adjustment of net deferred tax assets to reflect

tax rate changes                                                    (3.5)

Other                                               1.7      1.0     0.1

 -------------------------------------------------------------------------



Effective tax rate                                 33.2%    37.0%   22.5%

 ---------------------------------------------------------------------------



Components of net tax expense:

Taxes on income                                   $154.7   $170.1  $35.3

Taxes on equity in earnings                         7.7     10.2     6.1

Tax benefits included in common stockholders' equity(11.5)  (7.2)   (8.1)

 ---------------------------------------------------------------------------



Net tax expense                                   $150.9   $173.1  $33.3

 -------------------------------------------------------------------------



Current and deferred tax expense (benefit):

Current:

    U.S.                                          $120.7   $107.2  $90.9

 State and municipal                              26.2     23.5    13.7

 Foreign                                          45.6     21.8    17.2



Deferred:

 U.S.                                            (33.1)    26.2   (74.8)

 State and municipal                              (8.7)    (2.5)   (6.2)

 Foreign                                           0.2     (3.1)   (1.7)

 Adjustment of net deferred tax assets to

  reflect tax rate changes                                          (5.8)

 --------------------------------------------------------------------------

Net tax expense                                   $150.9   $173.1  $33.3

 -------------------------------------------------------------------------

6.   TAXES ON INCOME

  (Continued)





The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities as of year end are comprised of the following:



                                                1995      1994

 -----------------------------------------------------------------------



   Other postretirement benefits              $237.2    $229.5

   Restructuring reserves                       34.9      51.7

   Other employee benefits                      52.5      52.2

   Loss and tax credit carryforwards            48.2      56.9

   Accounts receivable reserves                 54.7      21.9

   Other                                        72.8      57.7

 -----------------------------------------------------------------------



      Gross deferred tax assets                500.3     469.9

   Deferred tax assets valuation allowance     (38.1)    (45.7)

 -----------------------------------------------------------------------



      Deferred tax assets                      462.2     424.2

 -----------------------------------------------------------------------



   Fixed assets                               (126.0)   (130.1)

   Pensions                                    (41.9)    (37.4)

   Other                                       (10.1)    (12.3)

 -----------------------------------------------------------------------



      Deferred tax liabilities                (178.0)   (179.8)

 -----------------------------------------------------------------------



        Net deferred tax assets               $284.2    $244.4

 -----------------------------------------------------------------------





The net change in the total valuation allowance for the years ended December

31, 1995, and January 1, 1995, was a decrease of $7.6 million and an increase of $23.9 million, respectively.



Corning currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent they are currently taxable or expected to be remitted.  Taxes have not been provided on $359.6 million of accumulated foreign unremitted earnings which are expected to remain invested indefinitely.

It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, if these earnings were remitted,

income taxes payable would be provided at a rate which is significantly lower than the effective tax rate.



The company has, as required, provided for tax on undistributed earnings of its domestic subsidiaries and affiliated companies beginning in 1993 even though these earnings have been and will continue to be reinvested indefinitely.  The company estimates that $36.9 million of tax would be payable on pre-1993 undistributed earnings of its domestic subsidiaries and affiliated companies should the unremitted earnings reverse and become taxable to the company.  The company expects these earnings to be reinvested indefinitely.



Total payments for taxes on income were $114.3 million, $136.7 million and

$143.6 million during 1995, 1994 and 1993, respectively.  Deferred income tax benefits totaling $160.5 million and $133.2 million were included in other current assets at year end 1995 and 1994, respectively.  At December 31, 1995,

Corning had tax benefits attributable to loss carryforwards and credits aggregating $48.2 million that expire at various dates through 2010.

7.   SUPPLEMENTAL INCOME STATEMENT DATA



                                         1995         1994       1993

 ------------------------------------------------------------------------



Depreciation expense                     $298.0      $275.5      $241.3

 ------------------------------------------------------------------------



Amortization of goodwill and other

intangible assets                        $79.4       $62.9       $39.1

------------------------------------------------------------------------





Provision for doubtful accounts          $150.5      $62.6       $48.9

 ------------------------------------------------------------------------



Interest expense incurred                $128.2      $122.3      $102.4

Interest capitalized                     (10.4)      (11.9)      (14.2)

 ------------------------------------------------------------------------



Interest expense, net                    $117.8      $110.4      $88.2

 ------------------------------------------------------------------------



Interest paid                            $118.1      $105.4      $88.7

 ------------------------------------------------------------------------





In the first quarter 1993, Corning recognized a non-operating gain of $4.2 million ($2.6 million after tax) which has been included in "Other, net" on the

Consolidated Statements of Income.



8.   PROVISIONS FOR RESTRUCTURING AND OTHER SPECIAL CHARGES



In the second quarter 1995, Corning recorded a restructuring charge of $67 million ($40.5 million after tax).  Of this charge, $40.5 million related to

Corning's Health Care Services segment and included severance for workforce reduction programs primarily in the clinical-laboratory testing business and the costs of exiting a number of leased facilities.  The remaining charge included severance for additional workforce reductions, primarily in corporate staff groups, a curtailment loss in Corning's primary pension plan attributable to workforce reductions and the write-off of production equipment caused by the decision to exit the manufacturing facility for glass-ceramic memory-disks.



In the third quarter 1994, Corning recorded a charge of $82.3 million ($55.4 million after tax) which included $50.7 million of integration costs, $21.6 million of transaction expenses and $10 million of other reserves primarily related to the Nichols, Maryland Medical and Bioran acquisitions.  The integration costs included the costs of closing clinical laboratories in certain markets where duplicate Corning and Nichols, Maryland Medical or Bioran facilities existed at the time of the acquisitions.



In the third quarter 1993, Corning recorded a charge of $207 million ($120.5 million after tax and minority interest) which included $156 million of restructuring charges and $51 million of other special charges.  In the fourth quarter of 1993, Corning also recognized a reduction in equity earnings of $9.5 million as a result of restructuring charges taken by Vitro Corning, formerly a

49%-owned affiliated company.  The consolidated restructuring charges included costs to integrate the Damon acquisition and costs of a planned company-wide restructuring program to reduce assets and overhead costs.  The other special charges primarily included a charge of $36.5 million to reflect the settlement and related legal expenses associated with the compromise agreement with the

Civil Division of the Department of Justice to settle claims brought on behalf of the Inspector General, U.S. Department of Health and Human Services, and $8

million of investment banking, legal and accounting fees and other transaction expenses related to the Costar acquisition.



The costs to integrate the Damon acquisition totaled $40.6 million and included the costs of closing certain Corning clinical-laboratory testing facilities in certain markets where duplicate Corning and Damon facilities existed at the time of the transaction.  The costs incurred in the company-wide restructuring program totaled $115.4 million and included, among other items, severance and facility exit and relocation costs, asset write-offs and costs associated with contractual obligations to consolidate the North American packaging and worldwide Pyroceram manufacturing operations in the Consumer Products segment.

8.   PROVISIONS FOR RESTRUCTURING AND OTHER SPECIAL CHARGES

  (Continued)









The following summarizes Corning's restructuring activity:





                     1993 and 1994  Amounts   Balance at    1995     Amounts   Balance at

                     Restructuring  Utilized  January 1,RestructuringUtilized December 31,

                       Provisions Through 1994   1995    Provision   in 1995      1995

 -----------------------------------------------------------------------------------------


Employee termination

  costs                   $98.0     $  45.5     $52.5       $46.5      $66.9     $32.1

Write-off of fixed assets  45.2        23.3      21.9        14.1       18.3      17.7

Costs of exiting leased facilities     20.0       9.6        10.4        6.4       7.59.3

Contractual obligations    16.1         5.4      10.7                    2.3       8.4

Other                      27.4        23.5       3.9                    1.2       2.7

 -----------------------------------------------------------------------------------------



Total                    $206.7      $107.3     $99.4       $67.0      $96.2     $70.2

 -----------------------------------------------------------------------------------------



Current                                         $88.3                            $59.4

Non-current                                      11.1                             10.8

 ----------------------------------------------------------------------------------------



Total                                           $99.4                            $70.2

 ----------------------------------------------------------------------------------------










Employee termination costs include severance benefits related to approximately

4,600 employees (1,000, 2,000 and 1,600 in 1995, 1994 and 1993, respectively),

of which approximately 3,400 have been terminated or notified of their termination at December 31, 1995.  Management expects that approximately 400 additional terminations and the remaining business or facility exits will occur by the end of 1996.  The decrease in the number of actual versus anticipated employee terminations is primarily attributable to higher than expected attrition and average termination costs.  Certain severance and facility exit costs have payment terms extending into 1997.

9.   SUPPLEMENTAL BALANCE SHEET DATA





INVENTORIES                                     1995           1994

 ------------------------------------------------------------------------



Finished goods                                $208.8         $ 210.1

Work in process                                135.7           115.7

Raw materials and accessories                   88.2            66.1

Supplies and packing materials                  87.7            83.7

 ------------------------------------------------------------------------



Total inventories valued at current cost       520.4           475.6

Reduction to LIFO valuation                    (52.6)          (58.9)

 ------------------------------------------------------------------------



Inventories                                   $467.8         $ 416.7

 ------------------------------------------------------------------------





PLANT AND EQUIPMENT

 ------------------------------------------------------------------------



Land                                          $ 64.8         $  60.7

Buildings                                      960.9           892.7

Equipment                                    2,922.2         2,664.9

 ------------------------------------------------------------------------



                                             3,947.9         3,618.3

Accumulated depreciation                    (1,916.3)       (1,727.7)

 ------------------------------------------------------------------------



Plant and equipment, net                      $2,031.6       $1,890.6

 ------------------------------------------------------------------------





OTHER ACCRUED LIABILITIES

 ------------------------------------------------------------------------



Taxes on income                               $108.8         $  40.0

Restructuring reserves                          63.2           102.4

Wages and employee benefits                    319.4           295.3

Other liabilities                              272.5           310.6

 ------------------------------------------------------------------------



Other accrued liabilities                     $763.9         $ 748.3

 ------------------------------------------------------------------------





Restructuring reserves include reserves related to acquisitions and divestitures.

10.  LOANS PAYABLE





                                                     1995        1994

 ------------------------------------------------------------------------



Loans Payable:

 Current maturities of loans payable beyond

  one year                                         $141.3       $ 43.6

 Other short-term borrowings, principally commercial

   paper in 1994 at current interest rates             4.7        24.0

 ------------------------------------------------------------------------



                                                   $ 146.0      $ 67.6

 ------------------------------------------------------------------------



Loans Payable Beyond One Year:

 Notes, 8.375%, due 1996                           $  75.0      $ 75.0

 Notes, 7.78%, due 1998                               16.3        22.0

 Notes, 8.75%, due 1999                               99.9        99.9

 Series A senior notes, 7.99%, due 1999               48.0        60.0

 Series B senior notes, 8.4%, due 2002                50.0        50.0

 Debentures, 8.25%, due 2002                          75.0        75.0

 Debentures, 6%, due 2003                             99.4        99.4

 Debentures, 7% due 2007, net of unamortized

  discount of $42.9 million                           57.1        55.7

 Notes, 6.73%, due 2008                               40.0        40.0

 Notes, 6.83%, due 2009                               30.0        30.0

 Debentures, 6.75%, due 2013                          99.5        99.5

 Debentures, 8.875%, due 2016                         74.5        74.5

 Debentures, 8.875%, due 2021                         74.9        74.9

 Debentures, 7.625%, putable in 2004, due 2024        99.7        99.7

 Medium-term notes, average rate 7.8%, due

  through 2025                                       270.0       145.0

 Other, average rate 6.45%, due through 2031         325.0       348.6

 ------------------------------------------------------------------------



                                                   1,534.3     1,449.2

 Less current maturities                             141.3        43.6

 ------------------------------------------------------------------------



                                                   $1,393.0     $1,405.6

 ---------------------------------------------------------------------------



At December 31, 1995, and January 1, 1995, the weighted average interest rate on short-term borrowings was 6%.



At December 31, 1995, loans payable beyond one year become payable:



 1997     1998       1999     2000    2001-2031

 ------------------------------------------------



$66.6     $57.4    $150.8    $109.4   $1,008.8





Based on borrowing rates currently available to Corning for loans with similar terms and maturities, the fair value of loans payable beyond one year was $1.6 billion at year end 1995.



Unused bank revolving-credit agreements in effect at December 31, 1995, provide for Corning to borrow up to $788 million.  The revolving-credit agreements provide for borrowing of U.S. dollars and Eurocurrency at various rates.

Corning also has the ability to issue up to $375 million of medium- and long-

term debt through public offerings under existing shelf-registration statements filed with the Securities and Exchange Commission.

11.  CONVERTIBLE MONTHLY INCOME PREFERRED SECURITIES



In July 1994, Corning and Corning Delaware L.P., a special purpose limited partnership in which Corning is the sole general partner, completed a public offering of 7.5 million shares of Convertible Monthly Income Preferred

Securities (MIPS), guaranteed by Corning and convertible into Corning common stock at the rate of 1.2821 shares of Corning common stock for each preferred security (equivalent to a conversion price of $39 per share).  Dividends on the preferred securities are payable by Corning Delaware at the annual rate of 6%

of the liquidation preference of $50 per preferred security.  The proceeds,

which totaled $364.4 million (net of $9.4 million of underwriting commissions and expenses), were used to retire the remaining debt incurred in the 1993 acquisition of Damon.



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



Corning may cause Corning Delaware to delay the payment of dividends for up to

60 months.  During such period, dividends on the MIPS will compound monthly and

Corning may not declare or pay dividends on its common stock.  If Corning

Delaware fails to pay dividends on the MIPS for 15 consecutive months or upon the occurrence of certain other events, the preferred securities may convert,

at the option of the holders, to Corning Series C convertible preferred stock,

par value $100 per share.  The Series C convertible preferred stock will have dividend, conversion, optional redemption and other terms substantially similar to the terms of the MIPS, except that, among other things, the holders of

Series C preferred stock will have the right to elect two additional directors of Corning whenever dividends are in arrears for 18 months and the Series C preferred stock will not be subject to mandatory redemption.



Based on quoted market prices at December 31, 1995, the fair value of the preferred securities approximated $375 million.



12.  CONVERTIBLE PREFERRED STOCK



Corning has 10 million authorized shares of Series Preferred Stock, par value

$100 per share.  Of the authorized shares, 600,000 shares have been designated

Series A Junior Participating Preferred Stock of which no shares have been issued.



At year end 1995, 1994 and 1993, 239,400, 249,000 and 257,000 shares of Series

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

13.  COMMON STOCKHOLDERS' EQUITY





                                        1995         1994        1993

 ------------------------------------------------------------------------



Common stock at par value:

Balance at beginning of year           $127.9      $ 114.0      $110.0

Shares issued                             1.4         13.9         4.0

 ------------------------------------------------------------------------



Balance at end of year                 $129.3      $ 127.9      $114.0

 ------------------------------------------------------------------------



Capital in excess of par value:

Balance at beginning of year           $1,042.9    $ 673.5      $656.5

Shares issued                            73.8        369.4        17.0

 ------------------------------------------------------------------------



Balance at end of year                 $1,116.7    $1,042.9     $673.5

 ------------------------------------------------------------------------



Unearned compensation:

Balance at beginning of year           $(139.4)    $(160.7)     $(198.6)

Corning Stock Ownership Trust             4.6          4.6        44.2

Other, net                                1.8         16.7        (6.3)

 ------------------------------------------------------------------------



Balance at end of year                 $(133.0)    $(139.4)     $(160.7)

 ---------------------------------------------------------------------------



Retained earnings:

Balance at beginning of year           $1,714.5    $1,581.9     $1,704.1

Net income (loss)                       (50.8)       281.3       (15.2)

Dividends declared ($0.72 per share

in 1995,$0.69 per share in 1994,

  and $0.68 per share in 1993)         (167.2)      (152.2)     (136.2)

Other, net                                             3.5        29.2

 ------------------------------------------------------------------------



Balance at end of year                 $1,496.5    $1,714.5     $1,581.9

 ---------------------------------------------------------------------------



Treasury stock:

Balance at beginning of year           $(523.7)    $(516.5)     $(473.6)

Repurchases of shares, net              (39.3)        (7.2)      (42.9)

 ------------------------------------------------------------------------



Balance at end of year                 $(563.0)    $(523.7)     $(516.5)

 ---------------------------------------------------------------------------



Cumulative translation adjustment:

Balance at beginning of year           $ 40.8      $  (6.4)     $  5.4

Translation adjustment                   15.7         47.2       (11.8)

 ------------------------------------------------------------------------



Balance at end of year                 $ 56.5      $  40.8      $ (6.4)

 ------------------------------------------------------------------------



Common stockholders' equity            $2,103.0    $2,263.0     $1,685.8

 ---------------------------------------------------------------------------



<PAGE.46>



13.  COMMON STOCKHOLDERS' EQUITY

  (Continued)





In 1994, Corning issued 8 million shares of common stock in a single-block transaction.  The net proceeds from this offering totaled $233 million and were used to finance the acquisition of the shares of capital stock of Corning Vitro

Corporation held by Vitro and the acquisition of Northern Telecom Limited's optical-fiber and optical-cable businesses.  Corning issued 18 million and 6.3 million shares of common stock for pooling-of-interests business combinations in 1994 and 1993, respectively.



Corning has established the Corning Stock Ownership Trust (CSOT) to fund future employee purchases of common stock through its contributions to Corning's

Investment and Employee Stock Purchase Plans.  Corning sold 4 million treasury shares to the CSOT.  At December 31, 1995, 2.4 million shares remained in the

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



14.  STOCK COMPENSATION PLANS



Stock compensation plans include the 1994 Employee Equity Participation

Program, which covers 9 million shares, and the 1991 Divisional Incentive Stock

Plan, which covers 400,000 shares.  These and predecessor plans provide the authorization for Corning's three common stock plans discussed below.  No future awards or grants may be made under the predecessor plans except for currently outstanding rights.  At December 31, 1995, 2.3 million shares were available for sale or grant under these plans.



Proceeds from the sale of stock under these plans are added to capital stock accounts.  Compensation expense is recorded for awards of shares or share rights over the period earned.  These plans resulted in expense of $16 million in 1995, $16.5 million in 1994 and $3.1 million in 1993.



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



In connection with the Nichols acquisition in 1994 and the Costar acquisition in 1993, Corning issued options to purchase 1.1 million shares and 322,000 shares, respectively, of Corning common stock in substitution for stock options assumed.

14.  STOCK COMPENSATION PLANS

  (Continued)





Transactions for the three years ended December 31, 1995, were:

                                                        Weighted

                                          Number        Average

                                        of Shares       Exercise

                                       in Thousands      Price

 ------------------------------------------------------------------------



Options outstanding January 3, 1993       6,354          $21.36

Options granted under Plan                1,244          $29.72

Options granted in Costar transaction       322         $  9.11

Options exercised                         (656)          $12.21

Options terminated                         (42)          $14.43

 ------------------------------------------------------------------------



Options outstanding January 2, 1994       7,222          $23.13

Options granted under Plan                2,511          $31.03

Options granted in Nichols transaction    1,050          $14.33

Options exercised                         (824)          $12.34

Options terminated                        (126)          $26.23

 ------------------------------------------------------------------------



Options outstanding January 1, 1995       9,833          $25.07

Options granted under Plan                3,389          $31.34

Options exercised                       (1,052)          $13.83

Options terminated                        (393)          $24.40

 ------------------------------------------------------------------------



Options outstanding December 31, 1995    11,777          $27.90

 ------------------------------------------------------------------------





Options covering 5.2 million shares were exercisable at December 31, 1995.



In October 1995, the Financial Accounting Standards Board issued Statement No.

123 "Accounting for Stock-Based Compensation" (FAS 123).  This statement defines a fair value-based method of accounting for employee stock options and similar equity investments and encourages adoption of that method of accounting for employee stock compensation plans.  However, it also allows entities to continue to measure compensation cost for employee stock compensation plans using the intrinsic value-based method of accounting prescribed by APB Opinion

No. 25, "Accounting for Stock Issued to Employees" (APB 25).  Entities which elect to continue accounting for stock compensation plans utilizing APB 25 are required to disclose pro forma net income and earnings per share, as if the fair value-based method of accounting under FAS 123 had been applied.  Corning intends to continue to account for stock compensation plans pursuant to APB 25 and, as such, will include the pro forma disclosures required by FAS 123 in the

1996 Consolidated Financial Statements.



EQUITY PURCHASE PLAN



Under the Equity Purchase Plan, shares were sold to certain employees at book value and must be repurchased by the company at book value or converted to equivalent unrestricted shares.  At December 31, 1995, a total of 1.6 million shares were outstanding under this plan.  No shares will be sold under this plan in the future.

INCENTIVE STOCK PLANS



The Incentive Stock Plan and the Divisional Incentive Stock Plan permit stock grants, either determined by specific performance goals or issued directly, in most instances subject to the possibility of forfeiture and without cash consideration.  The Divisional Incentive Stock Plan is not available to officers of the company.



In 1995, 1994 and 1993, grants of 549,000, 576,000 and 681,000 shares,

respectively, were made under these plans.  At December 31, 1995, there were no outstanding incentive rights.  A total of 4.9 million shares issued in prior years remain subject to forfeiture at December 31, 1995.



15.  EMPLOYEE STOCK OWNERSHIP PLAN



Corning has established the Employee Stock Ownership Plan (ESOP) within its existing employee investment plans.  At inception of the plan, Corning borrowed

$50 million and loaned the proceeds to the ESOP.  The ESOP used the proceeds to purchase 4 million treasury shares.  Corning's receivable from the ESOP was

$16.3 million and $22 million at the end of 1995 and 1994, respectively, and is classified as unearned compensation in common stockholders' equity.



Corning is obligated to make monthly contributions to the plan sufficient to enable the ESOP to pay its loan, including interest.  These contributions are classified as expense at the time they are made.



Contributions to the ESOP were $6.4 million in 1995, $6.2 million in 1994 and

$5.9 million in 1993.  Dividends on unallocated shares reduced contribution requirements by $0.8 million in 1995, $1 million in 1994 and $1.3 million in

1993.  Interest costs amounted to $1.6 million in 1995, $1.8 million in 1994 and $2.4 million in 1993.  Shares held by the ESOP are included in weighted average shares for earnings per share calculations.



16.  COMMITMENTS, CONTINGENCIES AND GUARANTEES



Minimum rental commitments under leases outstanding at December 31, 1995 are:





 1996     1997      1998      1999      2000    2001-2013

 ------------------------------------------------------------



$88.9     $69.2     $52.3     $38.4     $30.1    $119.5





Rental expense was $120 million in 1995, $108.6 million in 1994 and $90.2 million in 1993.



Corning's clinical-laboratory testing business has entered into several settlement agreements with various governmental and private payors during recent years.  At present, government investigations of certain practices by clinical laboratories acquired in recent years are ongoing.  In addition,

certain payors are reviewing their reimbursement practices for laboratory tests.  The results of these investigations and reviews may result in additional settlement payments or reductions in reimbursements for certain tests.  Corning believes it has recorded reserves that adequately provide for the estimated exposure from these investigations; however, it is possible that claims could arise that could be in excess of amounts reserved.



The ability of certain subsidiaries and associated companies to transfer funds is limited by provisions of certain loan agreements and foreign government regulations.  At December 31, 1995, the amount of equity subject to such restrictions for consolidated subsidiaries totaled $81.5 million.  While this amount is legally restricted, it does not result in operational difficulties since Corning has generally permitted subsidiaries to retain a majority of equity to support their growth programs.  At December 31, 1995, loans of equity affiliates guaranteed by Corning totaled $31.8 million.

17.  INTERNATIONAL ACTIVITIES



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







                                                             Eliminations

                                            Latin America,       and

                     United                  Asia-Pacific    Unallocated

1995                 States       Europe      and Canada       Amounts       Consolidated

------------------------------------------------------------------------------------------


Revenues            $4,973.3 (1)  $ 176.8       $163.0         $ 33.0         $5,346.1

Transfers between

  areas               104.4          11.5          2.4         (118.3)





Total revenues      5,077.7         188.3        165.4          (85.3)         5,346.1

Income before tax     473.0 (2)      64.8         49.2         (121.1)           465.9

 -----------------------------------------------------------------------------------------



Identifiable assets

  at year end       5,129.9         422.4        380.1           54.7          5,987.1

Research and

  development

  expense             165.4          11.2          3.1                           179.7

 ---------------------------------------------------------------------------------------



1994

 ----------------------------------------------------------------------------------------



Revenues            $4,429.4 (1)  $ 215.8       $125.3         $ 28.7         $4,799.2

Transfers between

  areas                93.5          20.9          0.8         (115.2)





Total revenues      4,522.9         236.7        126.1          (86.5)         4,799.2

Income before tax     500.9 (3)      47.2         30.6         (119.2)           459.5

 -----------------------------------------------------------------------------------------



Identifiable assets

  at year end       4,960.8         339.2        319.1          403.6          6,022.7

Research and

development expense   162.9          10.3          3.7                           176.9

 -----------------------------------------------------------------------------------------



1993

 ----------------------------------------------------------------------------------------



Revenues            $3,659.9 (1)  $ 242.8       $102.1         $ 29.9         $4,034.7

Transfers between

  areas                53.8           9.9                       (63.7)





Total revenues      3,713.7         252.7        102.1          (33.8)         4,034.7

Income before tax (4) 224.0           6.2         23.6          (97.1)           156.7





Identifiable assets

  at year end       4,319.8         393.7        298.9          219.3          5,231.7

Research and

development expense   157.1          10.9          5.1                           173.1

 ---------------------------------------------------------------------------------------




(1)    U.S. sales to unaffiliated customers in 1995, 1994 and 1993 include $654 million, $518.2  million and $424.8  million of export sales; $236 million,

  $184 million and $162.7 million to Europe; and $418 million, $334.2 million and $262.1 million to Latin America, Asia-Pacific and Canada.

(2)    The 1995 restructuring and other special charges of $67 million were included in income before tax of the United States.

(3)    The 1994 restructuring and other special charges of $82.3 million were included in income before tax of the United States.

(4)    The 1993 restructuring and other special charges of $207 million were included in income before tax of the United States ($193.9 million), Europe

  ($9.5 million) and Latin America, Asia-Pacific and Canada ($3.6 million).

QUARTERLY OPERATING RESULTS AND RELATED MARKET DATA

(unaudited)



(In millions, except       First      Second    Third     Fourth   Total

per-share amounts)        Quarter    Quarter   Quarter   Quarter    Year

 -------------------------------------------------------------------------



1995

 -------------------------------------------------------------------------



Revenues                    $1,123.0   $1,306.5 $1,577.9  $1,338.7    $

5,346.1

Gross profit                 402.5      481.3     580.3    463.0  1,927.1

Income before taxes          107.9      102.0 (1) 134.4    121.6    465.9

Equity in earnings (losses)

  of associated companies:

  Other than Dow Corning

  Corporation                  8.4       20.9      19.3     17.9     66.5

  Dow Corning Corporation (2) 17.5     (365.5)                     (348.0)

Net income (loss)             79.4     (297.2)     83.5     83.5    (50.8)

 ---------------------------------------------------------------------------



Per Common Share:

  Net income (loss)         $0.35      $(1.32)  $ 0.37    $0.37   $(0.23)

  Dividend declared          0.18        0.18     0.18     0.18     0.72

  Price range

    High                    $36 1/2    $37 1/4  $33 7/8   $  32

    Low                    29 3/8      31 5/8   26 1/4      25 1/2



 -------------------------------------------------------------------------



1994

 -------------------------------------------------------------------------



Revenues                    $956.6     $1,109.2 $1,452.7  $1,280.7    $

4,799.2

Gross profit                 326.8      409.6     524.5    448.7  1,709.6

Income before taxes           79.0      140.8      92.4 (1)147.3    459.5

Equity in earnings (losses)

  of associated companies:

  Other than Dow Corning

  Corporation                  4.2       11.4      19.0     16.9     51.5

  Dow Corning Corporation (2) 12.3       22.6      23.4    (61.1)    (2.8)

Net income                    58.0      111.4      76.9     35.0    281.3

 -------------------------------------------------------------------------



Per Common Share:

  Net income                $0.28      $ 0.54   $ 0.36    $0.14   $ 1.32

  Dividend declared          0.17        0.17     0.17     0.18     0.69

  Price range

    High                    $33 1/8    $34 1/8  $ 343/8   $35 1/8

    Low                    27 5/8      30 1/4       29   28 7/8

 -------------------------------------------------------------------------



(1)Includes impact of restructuring and other special charges which are described in Note 8 of the Notes to Consolidated Financial Statements.

(2)As described in Note 4 of the Notes to Consolidated Financial Statements,

  Corning fully reserved its investment in and discontinued recognition of equity earnings from Dow Corning Corporation in the second quarter of 1995.

  Equity losses from Dow Corning in 1994 include a charge of $75.9 million in the fourth quarter related to breast-implant litigation.

FIVE YEARS IN REVIEW - HISTORICAL COMPARISON

(Dollar amounts in millions, except per-share amounts)





                               1995     1994      1993     1992     1991

 -------------------------------------------------------------------------



PER COMMON SHARE DATA



Income (loss) before extraordinary

  credit and cumulative effect

  of changes in accounting

  methods                    $ (0.23) $  1.32   $ (0.09)  $  1.40  $  1.66

Tax benefit of loss

  carryforwards                                              0.04     0.03

Cumulative effect of changes in

  accounting methods (1)                                    (1.52)

Net income (loss)            $ (0.23) $  1.32   $ (0.09)  $ (0.08) $  1.69

Dividends declared (2)       $  0.72  $  0.69   $  0.68   $  0.62  $  0.68

Weighted average shares

outstanding (millions)        226.6     211.8     192.0     188.6   186.5





OPERATIONS



Net sales                    $5,313.1 $4,770.5  $4,004.8  $3,708.7 $3,259.2

Research and development

  expenses                    179.7     176.9     173.1     151.1   130.7

Non-operating gains                                                   8.1

Provision for restructuring

  and

  other special charges        67.0      82.3     207.0      63.3

Equity in earnings (losses) of

   associated companies:

  Other than Dow Corning

  Corporation                  66.5      51.5      24.5      31.9    37.3

  Dow Corning Corporation    (348.0)     (2.8)   (144.5)     11.9    74.4

Income (loss) before extraordinary

  credit and cumulative effect

  of changes in accounting

  methods                     (50.8)    281.3     (15.2)    266.3   311.2

Tax benefit of loss

  carryforwards                                               7.7     5.6

Cumulative effect of changes

  in accounting methods (1)                                (286.6)



NET INCOME (LOSS)            $(50.8)  $ 281.3   $ (15.2)  $ (12.6) $316.8

 ---------------------------------------------------------------------------



FINANCIAL POSITION



Assets

  Working capital            $669.2   $ 652.1   $ 451.4   $ 465.2  $521.0

  Investments:

    Other than Dow Corning

  Corporation                 376.1     352.0     304.7     478.2   377.8

    Dow Corning Corporation             341.8     326.0     466.1   553.7

  Plant and equipment, net  2,031.6   1,890.6   1,759.8   1,605.0 1,429.6

  Goodwill and other

  intangible assets, net    1,416.1   1,408.0   1,009.1     220.7   198.5

  Total assets              5,987.1   6,022.7   5,231.7   4,286.3 3,852.6



Capitalization

  Loans payable beyond one

   year                      $1,393.0 $1,405.6  $1,585.6  $ 815.7  $700.0

  Other liabilities and

  deferred credits            664.9     643.6     668.6     574.6   282.4

  Minority interest in

    subsidiary companies      272.5     247.0     245.7     241.2   115.1

  Convertible preferred

  securities

    of subsidiary             364.7     364.4

  Convertible preferred stock  23.9      24.9      25.7      26.9    27.9

  Common stockholders'

  equity                    2,103.0   2,263.0   1,685.8   1,803.8 2,018.8



  Total capitalization       $4,822.0 $4,948.5  $4,211.4  $3,462.2 $3,144.2

FIVE YEARS IN REVIEW - HISTORICAL COMPARISON

(Continued)







                               1995     1994      1993     1992     1991

 -------------------------------------------------------------------------

SELECTED DATA AND RATIOS



Common dividends declared    $165.2   $150.1    $134.1    $120.2   $128.2

Preferred dividends declared $  2.0   $ 2.1     $ 2.1     $ 2.2    $ 2.4

Additions to plant and

  equipment                  $495.3   $386.9    $443.1    $377.4   $313.0

Depreciation and

  amortization               $377.4   $338.4    $280.4    $248.2   $231.3

Number of employees          41,000  43,000    39,200    31,100   30,700

Number of common

  stockholders               18,800  21,600    19,000    16,200   15,000

Return on average common

  stockholders' equity                  14.1%                       16.3%





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

INVESTOR INFORMATION



ANNUAL MEETING

The annual meeting of shareholders will be held on Thursday, April 25, 1996, in

Corning, New York.  A formal notice of the meeting together with a proxy statement will be mailed to shareholders on or about March 15, 1996.  A full report of the proceedings at the annual meeting will be available without charge upon written request to Mr. A. John Peck Jr., secretary, Corning

Incorporated, HQ-E2-A14, Corning, New York  14831.



ADDITIONAL INFORMATION

A copy of Corning's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Mr. A. John Peck

Jr., secretary, Corning Incorporated, HQ-E2-A14, Corning, New York  14831.



HIGH PERFORMANCE WORKPLACE

Corning has prepared a report on its progress in moving toward the high performance workplace.  The report generally follows the checklist set forth at the conclusion of the "Road to High Performance Workplaces: A Guide to Better

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

Klein, senior vice president, External Reporting and Communications, HQ-E2-20-

T24, Corning, New York  14831; Telephone (607) 974-8313.



COMMON STOCK

Corning Incorporated common stock is listed on the New York Stock Exchange and the Zurich Stock Exchange.  In addition, it is traded on the Boston, Midwest,

Pacific and Philadelphia stock exchanges.  Common stock options are traded on the Chicago Board Options Exchange.  The abbreviated ticker symbol for Corning

Incorporated is "GLW."



DIVIDEND REINVESTMENT

Corning's Dividend Reinvestment Plan allows shareholders to reinvest dividends in Corning Incorporated common stock automatically, regularly and conveniently.

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



TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSING AGENT

Harris Trust and Savings Bank

Shareholder Services Division

P.O. Box 755

Chicago, Illinois  60690-0755

Telephone:  (800) 255-0461



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

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

SCHEDULE II - VALUATION ACCOUNTS AND RESERVES





                         BALANCE AT              NET DEDUCTIONS  BALANCE AT

YEAR ENDED DECEMBER 31, 19951-1-95    ADDITIONS    AND OTHER      12-31-95

 ---------------------------------------------------------------------------



Doubtful accounts and

  allowances              $  89.4       $150.5        $58.6       $ 181.3

LIFO valuation            $  58.9       $ 1.5         $ 7.8       $  52.6

Deferred tax assets

  valuation allowance     $  45.7       $10.2         $17.8       $  38.1

Accumulated amortization

  of goodwill

  and other intangible assets$170.8     $61.4           --        232.2

Reserves for accrued costs

  of business restructuring$149.0       $67.0         $105.7      $ 110.3 (A)

---------------------------------------------------------------------------







                         BALANCE AT              NET DEDUCTIONS  BALANCE AT

YEAR ENDED JANUARY 1, 1995 1-2-94     ADDITIONS    AND OTHER       1-1-95

 -------------------------------------------------------------------------



Doubtful accounts and

  allowances              $  70.5       $62.6         $43.7       $  89.4

LIFO valuation            $  99.4       $ 2.4         $42.9       $  58.9

Deferred tax assets

  valuation allowance     $  21.8       $24.9         $ 1.0       $  45.7

Accumulated amortization

  of goodwill

  and other intangible

  assets                  $106.8        $66.0         $ 2.0       $ 170.8

Reserves for accrued costs

  of business

  restructuring           $232.5        $69.0 (B)     $152.5      $ 149.0 (A)

-------------------------------------------------------------------------





                         BALANCE AT              NET DEDUCTIONS  BALANCE AT

YEAR ENDED JANUARY 2, 1994 1-3-93     ADDITIONS    AND OTHER       1-2-94

 -------------------------------------------------------------------------



Doubtful accounts and

  allowances              $  56.8       $48.9         $35.2       $  70.5

LIFO valuation            $ 105.9       $ 4.9         $11.4       $  99.4

Deferred tax assets

  valuation allowance        --         $21.8           --        $  21.8

Accumulated amortization

  of goodwill

  and other intangible

  assets                  $94.7         $23.6         $11.5       $ 106.8

Reserves for accrued costs

  of business

  restructuring           $63.3         $247.8 (C)    $78.6       $ 232.5 (A)

-------------------------------------------------------------------------





(A)Includes short-term reserves of $63.2 million, $102.4 million and $155 million in 1995, 1994 and 1993, respectively.

(B)Includes $18.3 million of reserves resulting from business acquisitions and divestitures.

(C)Includes $77.3 million of reserves resulting from business acquisitions.

                                  Suite 3900        Telephone 313 259 0500

                                  200 Renaissance Center

                                  Detroit, MI  48243





~Price~Waterhouse~LLP~





                        REPORT OF INDEPENDENT ACCOUNTANTS





January 19, 1996







To the Stockholders and

Board of Directors of

Dow Corning Corporation





In our opinion, the consolidated balance sheets and the related consolidated statements of operations and retained earnings and of cash flows present fairly,

in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended

December 31, 1995, in conformity with generally accepted accounting principles.

These financial statements are the responsibility of the Company's management;

our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.  An audit includes examining, on a test basis,

evidence supporting the amounts and disclosures in the financial statements,

assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for the opinion expressed above.



The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, on May 15, 1995, Dow Corning Corporation voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code.

This action was taken primarily as a result of uncertainties related to breast implant litigation and related insurance recovery as discussed in Note 3 to the financial statements.  The uncertainties inherent in the bankruptcy process raise substantial doubt about the Company's ability to continue as a going concern in its present form.  Management's plans in regard to these matters are also described in Notes 3 and 4.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.







/s/ Price Waterhouse LLP

                             DOW CORNING CORPORATION

                            AND SUBSIDIARY COMPANIES

                             -----------------------



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    ------------------------------------------











                                                            PAGE

                                                            ----



     Consolidated balance sheets at

      December 31, 1995 and 1994                          57-58





      Consolidated statements of operations and retained earnings for the  years ended

          December 31, 1995, 1994 and 1993                  59





      Consolidated  statements of cash flows for the years  ended  December  31,

1995,

          1994 and 1993                                     60





     Notes to consolidated financial statements           61-84

        DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES

          -----------------------------------------------

                  CONSOLIDATED BALANCE SHEETS

                     --------------------------

                    (in millions of dollars)



                             ASSETS

                              ------



                                            December 31,

                                           -----------------

                                         1995         1994

                                           -----       -----



CURRENT ASSETS:

   Cash and cash equivalents             $387.3      $201.1

                                           -----       -----



   Short-term investments                   6.3         0.7

                                           -----       -----



   Accounts and notes receivable -

     Trade (less allowance for

      doubtful accounts

     of $13.6 in 1995 and

      $10.2 in 1994)                      425.8       380.4

     Anticipated implant insurance

       receivable                         265.0       157.5

     Other receivables                     48.6        35.8

                                           -----       -----

                                          739.4       573.7

                                           -----       -----



   Inventories                            329.0       308.4

                                           -----       -----



   Other current assets -

     Deferred income taxes                 61.9       252.9

     Implant deposit                      275.0       275.0

     Other                                 36.8        24.0

                                           -----       -----

                                          373.7       551.9

                                           -----       -----



               Total current assets      1,835.7     1,635.8

                                           ------      ------







PROPERTY, PLANT AND EQUIPMENT:

   Land and land improvements             154.3       150.8

   Buildings                              492.0       467.0

   Machinery and equipment              2,301.9     2,181.9

   Construction-in-progress               189.9       135.2

                                           -----       -----

                                        3,138.1     2,934.9

   Less - Accumulated depreciation       (1,930.5)   (1,743.0)

                                           -------     -------

                                         1,207.6     1,191.9

                                           ------      ------







OTHER ASSETS:

   Anticipated implant insurance

     receivable                         1,126.0       943.6

   Restricted insurance proceeds          108.3          -

   Deferred income taxes                  537.1       182.7

   Other                                  143.7       139.2

                                           -----       -----

                                         1,915.1     1,265.5

                                           ------      ------

                                         $4,958.4    $4,093.2

                                           =======     =======



         The Notes to Consolidated Financial Statements are an integral part of these financial statements.

        DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES

          -----------------------------------------------

                  CONSOLIDATED BALANCE SHEETS

                     --------------------------

           (in millions of dollars except share data)



              LIABILITIES AND STOCKHOLDERS' EQUITY

                -----------------------------------



                                            December 31,

                                           -----------------

                                         1995         1994

                                           -----       -----

CURRENT LIABILITIES:

   Notes payable                         $ 14.7      $404.9

   Current portion of long-term debt        8.7        41.9

   Trade accounts payable                 148.5       160.2

   Accrued payrolls and employee benefits  71.0        61.8

   Accrued taxes                           60.2        60.9

   Implant reserve                          -         475.4

   Other current liabilities              156.4       119.9

                                           -----       -----

           Total current liabilities      459.5      1,325.0

                                           -----       ------





LONG-TERM DEBT                            110.8       335.1

                                           -----       -----





OTHER LONG-TERM LIABILITIES:

   Implant reserve                          -       1,286.9

   Other                                  110.3       352.1

                                           -----       -----

                                          110.3      1,639.0

                                           -----       ------





LIABILITIES SUBJECT TO COMPROMISE:

   Trade accounts payable                  46.6          -

   Accrued employee benefits              181.4          -

   Accrued taxes                           21.7          -

   Implant reserve                      2,471.5          -

   Notes payable                          375.0          -

   Long-term debt                         273.4          -

   Other                                  134.5          -

                                           -----       ----



                                         3,504.1         -

                                           ------      ----



CONTINGENT LIABILITIES (NOTE 3)



MINORITY INTEREST IN CONSOLIDATED

SUBSIDIARIES                              126.8       117.9

                                          -----         -------





STOCKHOLDERS' EQUITY:

   Common stock, $5 par value -

     2,500,000 shares

     authorized and outstanding            12.5        12.5

   Retained earnings                      566.9       597.5

   Cumulative translation adjustment       67.5        66.2

                                           -----       -----

           Stockholders' equity           646.9       676.2

                                           -----       -----

                                         $4,958.4    $4,093.2

                                           =======     =======





         The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES

                  -----------------------------------------------

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

            -----------------------------------------------------------

                   (in millions of dollars except share data)





                                           Year ended December 31,

                                           --------------------------

                                           1995      1994      1993

                                           ------    ------    ------



NET SALES                                 $2,492.9  $2,204.6  $2,043.7

                                            -------   -------   -------







OPERATING COSTS AND EXPENSES:

  Manufacturing cost of sales            1,664.4   1,470.3   1,403.9

  Marketing and administrative expenses    450.3     415.4     403.9

  Implant costs                            351.1     241.0     640.0

                                            ------    ------    ------



                                          2,465.8   2,126.7   2,447.8

                                            ------    ------    ------





OPERATING INCOME (LOSS)                     27.1      77.9    (404.1)





OTHER INCOME (EXPENSE):

  Interest income                           36.6      18.0       5.0

  Currency gains (losses) and other, net   (22.6)    (11.0)     10.4

  Interest expense                         (43.0)    (70.3)    (33.3)

                                            ------    ------    ------







INCOME (LOSS) BEFORE REORGANIZATION COSTS

   AND INCOME TAXES                         (1.9)     14.6    (422.0)

Reorganization costs                        21.0        -         -

                                            ------    ----      ----





INCOME (LOSS) BEFORE INCOME TAXES          (22.9)     14.6    (422.0)

Income tax provision (benefit)              (9.6)      7.9    (150.9)

Minority interests' share in income         17.3      13.5      15.9

                                            ------    ------    ------





NET INCOME (LOSS) (1995 - $(12.24)

    per share; 1994 - $(2.72) per share;

    1993 - $(114.80) per share)            (30.6)     (6.8)   (287.0)





Retained earnings at beginning of year     597.5     604.3     891.3

                                            ------    ------    ------





Retained earnings at end of year          $566.9    $597.5    $604.3

                                            ======    ======    ======











         The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES

                  -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       -------------------------------------

                            (in millions of dollars)



                                             Year ended December 31,

                                               -------------------------

                                             1995      1994      1993

                                               ------    ------   ------



CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                               $(30.6)    $(6.8)    $(287.0)

   Adjustments to reconcile net loss to

    net cash provided by (used for)

       operating activities -

      Depreciation and amortization        214.0     189.7     197.1

      Deferred income taxes               (131.0)    (96.8)   (211.5)

      Implant charges including

       imputed interest                    364.5     269.3     640.0

      Other                                 41.7      27.2      18.5

   Implant payments                       (107.3)   (240.4)    (91.2)

   Implant insurance reimbursement         163.5      71.4        -

   Restricted insurance proceeds deposit  (107.5)       -         -

   Implant deposit                           -      (275.0)       -

   Changes in assets and liabilities -

      Accounts and notes receivable        (56.0)    (29.2)    (44.8)

      Inventories                          (19.2)    (11.4)     44.0

      Accounts payable                      33.1       5.5      18.3

      Accrued taxes                         17.1      22.4     (24.7)

      Other                                 30.5      11.9      19.2

                                            -----      -----     -----

           Cash provided by (used for)

            operating activities           412.8     (62.2)    277.9

 --------                                   -----     -----    ------



CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                   (204.2)   (177.6)   (182.3)

   Proceeds from sale of assets              -          -       66.3

   Other                                    (6.9)    (13.0)    9.6

                                          --------   -------   -------

           Cash used for investing

activities                                (211.1)    (190.6)   (106.4)

                                           -----       ----     -----



CASH FLOWS FROM FINANCING ACTIVITIES:

   Long-term borrowings                     58.2      92.3      58.8

   Payments on long-term debt              (57.8)    (69.2)    (49.9)

   Payments on revolving credit agreement    -          -     (100.0)

   Proceeds from revolving credit

    agreement                                -       225.0     150.0

   Net change in other short-term borrowings(16.9)   (57.2)    25.0

                                              ----   ------    ------

           Cash provided by (used for)

            financing activities           (16.5)    190.9      83.9

                                            -----   ------      ------



EFFECT OF EXCHANGE RATE CHANGES ON CASH      1.0        -       (0.8)

                                            -----      ----      -----



CHANGES IN CASH AND CASH EQUIVALENTS:

   Net increase (decrease) in cash and

    cash equivalents                       186.2     (61.9)    254.6

   Cash and cash equivalents at

     beginning of year                     201.1     263.0       8.4

                                           -----     -----      ------

   Cash and cash equivalents at end

    of year                               $387.3     $201.1    $263.0

                                           ====     =====        =====











         The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES

                  -----------------------------------------------



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ------------------------------------------

                   (in millions of dollars except where noted)





NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

 -------------------------------------------



Dow Corning Corporation (Dow Corning or the Company) was incorporated in 1943 by

Corning Glass Works (now Corning Incorporated) and The Dow Chemical Company (Dow

Chemical)  for  the  purpose  of  developing and producing  polymers  and  other materials based on silicon chemistry.  Most of the Company's products are  based on  polymers  known  as silicones which have a silicon-oxygen-silicon  backbone.

Through various chemical processes, the Company manufactures silicones that have an  extremely  wide  variety of characteristics, in forms ranging  from  fluids,

gels,  greases  and elastomeric materials to resins and other  rigid  materials.

Silicones  combine  the temperature and chemical resistance  of  glass  and  the versatility  of  plastics  and,  regardless of form  or  application,  generally

possess   such  qualities  as  electrical  resistance,  resistance  to   extreme

temperatures,   resistance  to  deterioration  from  aging,  water   repellency,

lubricating characteristics, relative chemical and physiological inertness,  and resistance  to  ultraviolet radiation.  The Company currently manufactures  over

9,000  products  and  serves approximately 50,000 customers worldwide,  with  no single customer accounting for more than three percent of the Company's sales in

1995.   Principal  United  States production plants  are  located  in  Kentucky,

Michigan and North Carolina.  Principal foreign manufacturing plants are located in  Belgium,  Germany,  Japan, and the United Kingdom.  The  Company  also  owns research  and development facilities in the United States, Belgium,  Japan,  and

the  United  Kingdom.   Dow  Corning's average employment  for  1995  was  8,500

persons.



    On  May 15, 1995, Dow Corning Corporation (the "Debtor Company") voluntarily filed  for  protection  under  Chapter 11  of  the  U.S.  Bankruptcy  Code  (the

"Bankruptcy  Code") with the U.S. Bankruptcy Court for the Eastern  District  of

Michigan,  Northern  Division, in Bay City, Michigan (the  "Bankruptcy  Court").

The  Debtor  Company  consists  of a majority of  the  Company's  United  States operations  and  certain  foreign branches.  The  Debtor  Company's  Chapter  11 proceeding  (the  "Chapter 11 Proceeding") does not include any subsidiaries  of the Debtor Company.  See Note 4 below for further discussion of this matter.



    The consolidated financial statements of the Company have been prepared on a

"going-concern"  basis, which contemplates the realization  of  assets  and  the liquidation  of liabilities in the ordinary course of business.  However,  as  a result  of the Chapter 11 Proceeding of the Debtor Company, such realization  of assets  and  liquidation of liabilities is subject to significant  uncertainties including  the  approval of a plan of reorganization by  the  Bankruptcy  Court.

Also,  the ability of the Company to continue as a going concern (including  its ability  to  meet post-petition obligations of the Debtor Company  and  to  meet obligations of the subsidiaries of the Debtor Company) is dependent primarily on

(a) the ability of the Company to maintain adequate cash on hand, the ability of

the   Company  to  generate  cash  from  operations,  and  the  ability  of  the subsidiaries  of  the Debtor Company to obtain necessary financing  and  (b)  if

required,   the   availability  of  a  debtor-in-possession   credit   facility.

Management believes that conditions (a) and (b) will be satisfied.



    The  Company's  financial  statements as of  December  31,  1995  have  been presented  in  conformity  with  the  American  Institute  of  Certified  Public

Accountants'StatementofPosition90-7("SOP90-7"),

Financial~Reporting~By~Entities~In~Reorganization~Under~the~Bankruptcy~Code~,

issued  November  19,  1990.   SOP 90-7 requires a  segregation  of  liabilities

subject  to compromise by the Bankruptcy Court as of the bankruptcy filing  date

(May  15,  1995)  and  identification of all transactions and  events  that  are directly associated with the reorganization of the Debtor Company.



    Prior  year comparative balances have not been reclassified to conform  with current  year  balances stated under SOP 90-7.  The most significant  difference between the current year and prior year presentations is the reclassification of substantially  all of the Debtor Company's outstanding debt and  breast  implant settlement liabilities to the caption "Liabilities Subject to Compromise" in the accompanying consolidated balance sheet.



   The consolidated financial statements do not include any adjustments relating to  the  recoverability of recorded asset amounts or the amounts of  liabilities that may result from the Chapter 11 Proceeding.  Upon confirmation of a plan  of reorganization by the Bankruptcy Court and if there are no material  unsatisfied conditions precedent to the effectiveness of a confirmed plan of reorganization,

adjustments  to the carrying values of the Company's assets and liabilities  may be required to reflect the terms of such plan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 --------------------------------------------------



Principles of Consolidation

 --------------------------



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





Cash and Cash Equivalents

 ------------------------



    Cash  equivalents  include all highly liquid investments purchased  with  an original  maturity  of  ninety  days or less.  The  carrying  amounts  for  cash equivalents approximate their fair values.





Inventories

 ----------



    Inventories  are stated at the lower of cost or market.   The  cost  of  the

majority of inventories is determined using the last-in, first-out (LIFO) method and the remainder is valued using the first-in, first-out (FIFO) method.





Property and Depreciation

 ------------------------



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

$3.3 in 1995, $14.3 in 1994, and $12.0 in 1993.





Investments

 ----------



    The  Company  accounts  for investments in debt  and  equity  securities  in conformity  with  Statement of Financial Accounting  Standards  No.  115  ("SFAS

115"),~Accounting~for~Certain~Investments~in~Debt~and~Equity~Securities~.

SFAS 115 requires the use of fair value accounting for trading or available-for-

sale  securities,  while  retaining the use of the  amortized  cost  method  for investments  in  debt  securities that the Company has the positive  intent  and ability to hold to maturity.





Intangibles

 ----------

    Other  assets include $34.8 and $36.2 of intangible assets at  December  31,

1995 and 1994, respectively. Goodwill, representing the excess of cost over  net assets of businesses acquired, is being amortized on a straight-line basis  over

10 years.  Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives.



Deferred Investment Grants

 -------------------------

    Included  in other long-term liabilities are deferred investment  incentives

(grants)  which  the Company has received related to certain  capital  expansion projects  in  Belgium  and  the United Kingdom.  Such grants  are  deferred  and recognized in income over the service lives of the related assets.  At  December

31,  1995  and 1994, gross deferred investment incentives were $96.9  and  $89.7 with related accumulated amortization of $79.7 and $72.8, respectively.

 ---------------------------------------------------

Income Taxes

 -----------

    The  Company accounts for income taxes in conformity with the provisions  of

Statement      of      Financial     Accounting      Standards      No.      109

("SFAS  109"),~Accounting~for~Income~Taxes~.  SFAS 109  requires  a  company  to recognize  deferred  tax  assets and liabilities for  the  expected  future  tax consequences  of  events  that have been recognized  in  a  company's  financial

statements  or  tax  returns.   Under  this  method,  deferred  tax  assets  and

liabilities  are  determined  based  on the  difference  between  the  financial statement carrying amounts and tax bases of assets and liabilities using enacted tax  rates  in  effect  in the years in which the differences  are  expected  to reverse.



Research and Development Costs

 -----------------------------

    Research  and development costs are charged to operations when incurred  and are  included  in  manufacturing cost of sales.  These costs totaled  $194.5  in

1995, $174.0 in 1994 and $163.9 in 1993.



Currency Translation

 -------------------

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

 -------------------------------------

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

Realized  and unrealized gains and losses on currency swaps, including  currency elements  in  combined  currency and interest rate swaps, and  forward  exchange contracts  are  recognized currently in other income and expense,  or,  if  such

contracts   are   designated  and  effective  as  net  investment   hedges,   in

stockholders' equity.





Use of Estimates

 ---------------



   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect  the  reported  amounts  of  assets and  liabilities  and  disclosure  of contingent  assets and liabilities at the date of the financial  statements  and the  reported  amounts  of revenues and expenses during  the  reporting  period.

Actual results could differ from those estimates.





Reclassifications

 ----------------



    Certain reclassifications of prior year amounts have been made to conform to the presentation adopted in 1995.

NOTE 3 - CONTINGENCIES

 ---------------------



Breast Implant Litigation and Claims - Background

 ------------------------------------------------



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

December  31,  1995,  the  Company has been named,  often  together  with  other defendants,  in  approximately 19,000 pending breast implant products  liability lawsuits  filed  by or on behalf of individuals who claim to have  or  have  had silicone  gel breast implants.  Many of these cases involve multiple plaintiffs.

In  addition,  there  were  46 breast implant products  liability  class  action lawsuits  which had been filed against the Company as of December 31, 1995.  The typical  alleged factual bases for these lawsuits include allegations  that  the plaintiffs'  breast implants caused specified ailments, including,  among  other things, autoimmune disease, scleroderma, systemic disorders, joint swelling  and chronic fatigue.  The Company is sometimes named as the manufacturer of silicone gel  breast  implants, and other times the Company is named as the  supplier  of

silicone  raw  materials  to  other breast implant manufacturers.   The  Company

vigorously  asserts,  among other defenses, that there is no  causal  connection between  silicone breast implants and the ailments alleged by the plaintiffs  in these  cases.  Consolidation of a substantial number of breast implant  lawsuits for  pretrial purposes has occurred in the U.S. District Court for the  Northern

District  of Alabama, (the "Court") and various state courts where a substantial number  of breast implant lawsuits were filed.  The Debtor Company's filing  for protection  under Chapter 11 of the Bankruptcy Code has resulted in  a  stay  of this litigation in the United States.



Breast Implant Litigation and Claims - Settlement Agreement

 ----------------------------------------------------------



     On   March  23,  1994,  the  Company,  along  with  other  defendants   and

representatives  of  breast  implant  litigation  plaintiffs,  entered  into   a

settlement  pursuant  to  a Breast Implant Litigation Settlement  Agreement  (as

amended  by  the  Court,  the  "Settlement Agreement").   Under  the  Settlement

Agreement, certain industry participants (the "Funding Participants") agreed  to contribute  up  to  approximately $4.2 billion, of which the Company  agreed  to contribute up to approximately $2.02 billion, over a period of more than  thirty

years.      Although  the  Settlement Agreement covers  claims  of  most  breast

implant   recipients  brought  in  the  courts  of  U.S.   federal   and   state

jurisdictions,  approximately  5,000  U.S. plaintiffs  and  approximately  2,000 potential  foreign claimants elected not to settle their claims by  way  of  the

Settlement  Agreement  and  elected to pursue their  individual  breast  implant litigation against the Company.  Under the terms of the Settlement Agreement, in certain circumstances, the Company may decide to exercise the option to withdraw from  participation  in the settlement.  The final approval  of  the  Settlement

Agreement  by the U.S. District Court in Alabama on September 1, 1994  has  been appealed  to  the  U.S. Court of Appeals for the Eleventh Circuit  primarily  by certain  providers of health care indemnity payments or services and by  certain foreign claimants.



    On  May  1,  1995,  the U.S. District Court in Alabama  issued  a  statement indicating  its  conclusion  that  a  study  of  a  sample  of  current  disease compensation settlement fund claims indicated that the total amount  of  current claims  likely  to be approved for payment would substantially exceed  the  $1.2 billion  presently committed under the settlement to pay such claims  and  that,

accordingly,  amounts payable under the current disease compensation  settlement

fund  would be less than the amounts specified in the Settlement Agreement.   On

October  9,  1995, the U.S. District Court in Alabama issued an order indicating its  conclusions  that  (a) the total amount of claims that  would  qualify  for payment  from  the settlement fund would exceed the amount set  aside  for  such claims,  (b)  very  large numbers of potential claimants  participating  in  the

settlement  would  elect  to  opt  out  of  the  settlement,  (c)  the   Funding

Participants  would not be willing to make their respective contributions  to  a settlement  which  would  leave  so many potential  claims  unresolved  and  the defendants  would, therefore, withdraw from the settlement, and (d) negotiations relating  to  possible  modifications  of  the  Settlement  Agreement  were  not successful in eliminating the apparent need for reductions in benefits under the

Settlement Agreement.  For the above reasons, the U.S. District Court in Alabama ordered  that  all  members  of the class of potential  claimants  who  did  not initially  opt  out of the settlement would have the ability to opt  out  during another  period of indefinite duration commencing December 1, 1995 as envisioned by  the Settlement Agreement.  Based on the above conclusions, the U.S. District

Court  in  Alabama  requested  that  the parties  to  the  Settlement  Agreement negotiate  possible modifications of the Settlement Agreement.  The Company  has not  actively  participated in these negotiations and is  not  a  party  to  any

possible  modifications  of  the  Settlement Agreement.   The  Company  has  not

withdrawn  from, or been released from, the Settlement Agreement.   The  Company

anticipates that breast implant litigation and claims pending against it will be resolved pursuant to the Debtor Company's plan of reorganization arising out  of the Debtor Company's Chapter 11 Proceeding (see Note 4 below).

 ----------------------



Breast Implant Litigation and Claims - Insurance Matters

 -------------------------------------------------------

    The Company believes that a substantial portion of the indemnity, settlement and  defense costs related to breast implant lawsuits and claims will be covered by  the  Company's products liability insurance.  A substantial  number  of  the

Company's  insurers have reserved the right to deny coverage,  in  whole  or  in part, due to differing theories regarding, among other things, when coverage may attach and their respective obligations relative to other insurers.  The Company has  a  substantial  amount of unexhausted claims-made insurance  coverage  with respect  to lawsuits and claims commencing in 1986 and thereafter.  For lawsuits and  claims  involving implant dates prior to 1986, substantial coverage  exists under  a number of primary and excess occurrence policies having various limits.

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



    Management  continues to believe that it is probable that the  Company  will recover  from  its  insurers  a substantial amount  of  breast  implant  related

payments  which  have  been  or may be made by the Company.   In  reaching  this

belief,  the Company has analyzed its insurance policies, considered its history of coverage and insurance reimbursement for these types of claims, and consulted with  knowledgeable  third  parties  with significant  experience  in  insurance coverage matters.  This belief is further supported by the fact that the Company received  insurance recoveries of $71.4 in 1994 and $163.5 in 1995  and  entered into settlements with certain insurers for future reimbursement.



    Discussions among the Company and its primary insurers have occurred and are continuing  with  a  view toward reaching an agreement as to the  allocation  of costs  of  breast implant litigation among the various insurers issuing products liability  insurance  policies to the Company relative to  breast  implants  and

other  products.   A  significant portion of the anticipated  implant  insurance receivable  recorded  in  the  financial  statements  is  currently  subject  to

litigation  in  Wayne County Michigan Circuit Court (see below).   On  June  30,

1993,  the  Company filed a complaint, which was subsequently  amended,  in  the

Superior  Court  of  California  against 99  insurance  companies  which  issued occurrence based products liability insurance policies to the Company from  1962 through  1985 ("Insurers").  The complaint also names as defendants three  state insurance  guaranty funds.  This action (the "California Action") resulted  from an inability of some of the Insurers to reach an agreement with the Company on a formula  for  the  allocation  among the Insurers of  payments  of  defense  and indemnity  expenses submitted by the Company related to breast implant  products

liability   lawsuits  and  claims  ("Insurance  Allocation   Agreement").    The

California  Action was filed to seek, among other things, a judicial enforcement of  the  obligations of the Insurers under the relevant insurance  policies.  On

September 10, 1993, several of the Company's insurers filed a complaint  against the  Company and other insurers for declaratory relief in Wayne County  Michigan

Circuit Court (the "Michigan Action").  This complaint raised issues similar  to those described above for determination by the courts.  On October 1, 1993,  the

Superior  Court of California dismissed the California Action on the grounds  of

inconvenient  forum.   In  light of this ruling,  the  Company  has  elected  to

litigate  the coverage issues on breast implant products liability lawsuits  and claims  in  the Michigan Action.  A number of these insurers have been dismissed from this litigation pursuant to settlements reached with the Company.



   On March 11, 1994, the court in the Michigan Action ruled that certain of the

Company's  primary insurers have a duty to defend the Company  with  respect  to breast implant products liability lawsuits. These insurers were also directed to

reimburse  the  Company  for  certain defense  costs  previously  incurred.   On

November  16,  1994, the court ruled in favor of the Company  on  allocation  of defense  costs.  On August 11, 1995, the court ruled in favor of the Company  on allocation  of  indemnity costs.  In each instance, the court  ruled  that  each primary  occurrence insurer is obligated to pay the defense costs for all  cases alleging  a date of implant either before or during the insurers' policy  period and for all cases involving unknown implant dates.



    A  trial on the merits of the claims in this litigation has commenced during the  fourth  quarter of 1995. Notwithstanding this litigation,  the  Company  is continuing its negotiations with the Insurers.

 ----------------------

Breast Implant Litigation and Claims - Financial Provisions

 ----------------------------------------------------------



    The Company has taken steps in the past to reflect the anticipated financial consequences  to the Company of the breast implant situation.  During  1991  and

1992,  the  Company  recorded  $25.0 and $69.0, respectively,  of  pretax  costs related  to  breast  implant matters.  In 1993, the Company  recorded  a  pretax charge  of  $640.0.  This charge included the Company's best  estimate,  at  the time,  of  its  potential  liability  for breast  implant  litigation  based  on settlement negotiations, and also included provisions for legal, administrative,

and  research  costs related to breast implants, for a total of  $1.24  billion,

less  anticipated  insurance  recoveries  of  $600.0.   The  Company  originally

recorded the liability attributable to the Settlement Agreement and the  related insurance receivable on a present value basis.  On January 20, 1995, the Company announced a pretax charge of $241.0 ($151.8 after tax) for the fourth quarter of

1994.   This  charge  reflected the Company's best estimate,  at  the  time,  of additional costs to resolve breast implant litigation and claims outside of  the

Settlement   Agreement,   and   included  additional   provisions   for   legal,

administrative,  and  research costs related to breast  implants.   This  pretax

charge  of  $241.0  consisted of a $647.0 liability less  anticipated  insurance recoveries of $406.0.  These amounts were recorded on an undiscounted basis.



    On  May  4, 1995, the Company announced that it was actively considering  an action to seek protection under the reorganization provisions of Chapter  11  of the  U.S. Bankruptcy Code in order to maintain normal business operations  while seeking  to resolve breast implant litigation and other liabilities through  the

Chapter  11  reorganization  process.  On  May  15,  1995,  the  Debtor  Company voluntarily  filed for protection under Chapter 11 of the Bankruptcy  Code  (see

Note  4  below).   As  a result of the uncertainty associated  with  the  Debtor

Company's  filing  for  protection under Chapter  11  of  the  Bankruptcy  Code,

management could no longer make the assessment that the amount and timing of the

settlement   payments  were  reliably  determinable  as  required  by   relevant

accounting rules.  Therefore, on July 17, 1995, the Company announced  a  pretax charge  for  the second quarter of 1995 of $351.1 ($221.2 after tax) to  abandon the  present  value  treatment of the liability attributable to  the  Settlement

Agreement and the related insurance receivable.



    The  implant  reserves  reflected in the accompanying  Consolidated  Balance

Sheets are principally attributable to the Company's best estimate, at the time,

of its liability associated with the Settlement Agreement and the Company's best estimate, at the time, of its liability to resolve breast implant litigation and claims  outside  of  the  Settlement Agreement.  Based on information  currently available and due to the uncertainty associated with the Debtor Company's filing for  protection  under  Chapter  11 of the Bankruptcy  Code,  management  cannot currently estimate the ultimate cost of resolving breast implant litigation  and

claims.   Notwithstanding the inherent uncertainties associated with  estimating the  ultimate cost of resolving breast implant litigation and claims, management believes  it  has  accrued amounts required under generally accepted  accounting principles.  The Company has not revised its implant reserves since  the  Debtor

Company's  filing for protection under Chapter 11 of the Bankruptcy Code  except for  the second quarter charge referred to above.  The Company anticipates  that the  ultimate  cost  to resolve breast implant litigation  and  claims  will  be

estimated  for  purposes  of  determining  the  feasibility  of  any   plan   of

reorganization  during the Debtor Company's Chapter 11 Proceeding  (see  Note  4

below).   As  additional  facts  and  circumstances  develop,  it  is  at  least reasonably  possible  that  the estimate may be revised  or  provisions  may  be necessary  in the near term to reflect any additional costs of resolving  breast implant  litigation  and claims.  Future revisions or provisions,  if  required,

could  have a material effect on the Company's financial position or results  of operations  in  the period or periods in which such revisions or provisions  are recorded.



    The  anticipated  implant insurance receivable recorded in the  accompanying

Consolidated Balance Sheets is the result of the provisions described  above;  a substantial portion of this anticipated implant insurance receivable relates  to

insurers   who  provided  coverage  on  an  occurrence  basis.   The   principal

uncertainties which exist with respect to the ultimate realization of this asset include the ultimate cost of resolving breast implant litigation and claims, the ultimate results of ongoing litigation against and settlement negotiations  with insurers,  and the extent to which insurers may become insolvent in the  future.

The  Company  took  these  factors into account when estimating  the  amount  of insurance  recovery  to  record in the financial statements.  Specifically,  the

Company   selected  an  allocation  theory  which  is  consistent  with   recent

developments  in the ongoing insurance litigation.  Additionally,  an  allowance for insolvent insurers has been provided.  As additional facts and circumstances develop, it is at least reasonably possible that the estimate may be revised  in

the  near  term.   Future  revisions or provisions, if required,  could  have  a material effect on the Company's financial position or results of operations  in the  period  or  periods  in  which such revisions or provisions  are  recorded.

Notwithstanding  the above, the Company believes that it is  probable  that  the

anticipated   implant   insurance  receivable  recorded  in   the   accompanying

Consolidated Balance Sheet at December 31, 1995 will ultimately be realized.

 ----------------------

Securities Laws Class Action Lawsuits

 ------------------------------------



    As  of  December 31, 1995, the Company and certain of its former and present directors  and officers were named, as defendants with others, in two securities laws  class action lawsuits filed by purchasers of stock of Corning Incorporated

(Corning)  and  The  Dow  Chemical Company (Dow  Chemical).   These  cases  were

originally filed as several separate cases in the Federal District Court for the

Southern  District of New York in the first quarter of 1992;  these  cases  were consolidated  in the second quarter of 1992 so that there is one case  involving claims on behalf of purchasers of stock of Corning and one case involving claims on behalf of purchasers of stock of Dow Chemical.  The plaintiffs in these cases allege,  among other things, misrepresentations and omissions of material  facts and  breach  of  duty  with respect to purchasers of stock of  Corning  and  Dow

Chemical relative to the breast implant issue.  The relief sought in these cases is  monetary damages in unspecified amounts.  Motions to dismiss both cases have been  filed by all defendants.  The Debtor Company's filing for protection under

Chapter 11 of the Bankruptcy Code has resulted in a stay of this litigation with respect to the Debtor Company.

Shareholder Derivative Lawsuits

 ------------------------------



   As of December 31, 1995, the Company and/or certain of its former and present directors and officers were named in three shareholder derivative lawsuits filed by  shareholders  of Corning and Dow Chemical.  The plaintiffs  in  these  cases allege various breaches of fiduciary duties claimed to be owed by the defendants relative  to  the  breast implant issue.  The relief sought by the  shareholders filing these suits on behalf of Dow Chemical and Corning is monetary damages  in unspecified  amounts.  Motions to dismiss these cases have  been  filed  by  all defendants.  The Debtor Company's filing for protection under Chapter 11 of  the

Bankruptcy  Code has resulted in a stay of this litigation with respect  to  the

Debtor Company.





Environmental Matters

 --------------------



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

PRP groups formed with respect to these sites, the aggregate liabilities for all

PRPs  at these sites at which management currently believes the Company may have more  than  the  de  minimis  liability is $99.0.  Management  cannot  currently estimate the aggregate liability for all PRPs at those sites at which management expects the Company has a de minimis liability.



    The  Company records accruals for environmental matters when it is  probable that  a  liability has been incurred and the Company's costs can  be  reasonably

estimated.   The amount accrued for environmental matters at December  31,  1995 was  $15.7, although possible costs could range up to $28.0.  While there are  a number  of uncertainties with respect to the Company's estimate of its  ultimate liability  for  cleanup costs at these sites, it is the opinion of  the  Company that  the  possibility that costs in excess of those accrued or  disclosed  will have  a material adverse impact on the Company's consolidated financial position or  results of operations is remote.  This opinion is based upon the  number  of identified  PRPs  at  each site, the number of such PRPs that  are  believed  by management  to  be  financially capable of paying their share  of  the  ultimate liability,  and  the  portion of waste sent to the sites  for  which  management believes  the  Company  might be held responsible based  on  available  records.

However, due to uncertainties inherent in the estimation process, it is at least reasonably possible that the amount accrued for environmental matters  could  be further revised in the near term.

 ----------------------



Other Litigation

 ---------------



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

Many  of  these lawsuits seek damages in substantial amounts.  For example,  the

Company  has  been named in products liability lawsuits pertaining to  materials previously  used in connection with temporomandibular joint implant applications and  raw  materials supplied by the Company to manufacturers of the  NORPLANT(R)

Implant  contraceptive  device (NORPLANT(R) is a  registered  trademark  of  the

Population  Council  for Subdermal Levonorgestrel Implants).   The  Company  has

followed  a  practice  of aggressively defending all products  liability  claims asserted  against it.  Although the Company intends to continue  this  practice,

currently  pending  proceedings  and  any  future  claims  are  subject  to  the uncertainties  attendant  to litigation and the ultimate  outcome  of  any  such proceedings  or  claims cannot be predicted with certainty.  The prosecution  of lawsuits and claims against the Debtor Company has been stayed in the U.S. as  a result  of  the Debtor Company's filing for protection under Chapter 11  of  the

Bankruptcy Code.  The Company believes that these products liability claims will not  have  a  material adverse effect on the Company's consolidated  results  of operations  or financial condition.  However, the Company anticipates  that  the ultimate  cost  to  resolve  these claims will be estimated  during  the  Debtor

Company's Chapter 11 Proceeding.



NOTE 4 - PROCEEDING UNDER CHAPTER 11

 -----------------------------------



    On  May 15, 1995, Dow Corning Corporation (the "Debtor Company") voluntarily filed  for  protection  under  Chapter 11  of  the  U.S.  Bankruptcy  Code  (the

"Bankruptcy  Code") with the U.S. Bankruptcy Court for the Eastern  District  of

Michigan,  Northern  Division, in Bay City, Michigan (the  "Bankruptcy  Court").

The  Debtor  Company  consists  of a majority of  the  Company's  United  States operations  and  certain  foreign branches.  The  Debtor  Company's  Chapter  11 proceeding  (the  "Chapter 11 Proceeding") does not include any subsidiaries  of the  Debtor  Company.  This action was taken because (a) the Debtor Company  was not  satisfied  with  the  rate  of  progress toward  resolving  breast  implant litigation outside of the Settlement Agreement, (b) the Debtor Company  was  not

satisfied with the rate of progress toward achieving commitments from certain of the Company's insurers relative to insurance recovery and (c) the Debtor Company was  concerned  by  the  uncertainty associated  with  the  Court's  conclusions relative  to the Settlement Agreement (see Note 3 above for a further discussion of these matters).



    The  Debtor  Company  is  operating  as  a  debtor-in-possession  under  the supervision  of  the  Bankruptcy Court.  As a debtor-in-possession,  the  Debtor

Company is authorized to operate its business but may not engage in transactions outside  the  ordinary  course  of its business  without  the  approval  of  the

Bankruptcy Court.



   Subject to certain exceptions under the Bankruptcy Code, the Debtor Company's

Chapter  11  filing  automatically stayed the continuation of  any  judicial  or administrative  proceedings against the Debtor Company. The Debtor  Company  has filed  notices  to  remove  certain claims and  causes  of  action  asserted  by plaintiffs  from  state courts to federal courts.  The Debtor Company  has  also filed  a motion seeking to transfer certain claims and causes of action asserted by  plaintiffs  from these federal courts to the federal district  court  having jurisdiction over the Debtor Company's bankruptcy case (the U.S. District  Court for  the  Eastern District of Michigan, the "U.S. District Court in  Michigan").

On  September 13, 1995, the U.S. District Court in Michigan granted  the  Debtor

Company's  motion  to transfer certain claims and causes of action  asserted  by plaintiffs  to the U.S. District Court in Michigan.  This court also ruled  that if  trials  ultimately  proceed, they should be conducted  in  either  the  U.S.

District Court in Michigan or the U.S. district court for the district in  which the  claim  arose.  The purpose of this motion was to lay a foundation  for  the eventual  consolidation  of these claims for purposes  of  a  threshold  "common issues"  trial on the core issue, among others, of whether silicone  gel  breast implants  cause the diseases claimed by those who assert such claims.  The  U.S.

District  Court  in Michigan also suggested that a "common issues"  trial  could proceed,  if  needed,  in connection with the Bankruptcy Court's  estimation  of products liability claims against the Debtor Company during the Debtor Company's

Chapter 11 Proceeding.



   Any creditor actions to obtain possession of property from the Debtor Company are also stayed by the Chapter 11 Proceeding.  As a result, the creditors of the

Debtor  Company  are precluded from collecting pre-petition  debts  without  the approval  of the Bankruptcy Court.  Certain pre-petition liabilities  have  been paid  after  obtaining the approval of the Bankruptcy Court,  including  certain wages and benefits of employees and obligations to certain foreign vendors.



    The  U.S.  Trustee has appointed a Committee of Unsecured  Creditors  and  a

Committee of Tort Claimants (together, the "Creditor Committees") in the Chapter

11  Proceeding.  In accordance with the provisions of the Bankruptcy Code, these parties  represent  the diversity of interests of the entire  constituency  that each committee is appointed to serve and have the right to be heard with respect to  transactions  outside  the ordinary course of  business  and  other  matters arising in the Chapter 11 Proceeding.

 ------------------------------------



    The  Bankruptcy  Court  so far has denied the Debtor  Company's  request  to establish  a  deadline  (a bar date) for creditors to file  claims  against  the

Debtor  Company.  Upon the establishment of a bar date in the future,  creditors who  are  required to file claims but fail to meet the deadline would be  barred from  voting  upon or receiving distributions under any plan of  reorganization.

On  June 24, 1995 and June 30, 1995, notices were mailed to the creditors of the

Debtor  Company advising them of the Chapter 11 Proceeding and advising them  of the first meeting of creditors, which was held on July 14, 1995.



    The  Debtor Company had the exclusive right to file a plan of reorganization for  120  days  after its Chapter 11 filing (the "Exclusivity  Period")  and  60 additional days to obtain necessary acceptances of such plan.  Such periods  may be  extended at the discretion of the Bankruptcy Court, but only on a showing of

cause.   The Debtor Company requested an extension, and, on September  7,  1995,

the  Bankruptcy Court extended the Exclusivity Period to March 11, 1996.  If the

Debtor  Company fails to submit a plan of reorganization and achieve  acceptance thereof within the Exclusivity Period, as extended, or any additional extensions thereof,  any creditor has the right to file a plan of reorganization  with  the

Bankruptcy Court and solicit acceptances thereof.



    Confirmation  of  a  plan of reorganization requires,  among  other  things,

acceptance  of the plan by the affirmative vote (in excess of 50% of the  number and  in  excess of 66 2/3% of the dollar amount of the claims) of the  creditors who  vote  in each class of creditors whose claims are impaired by the  plan  of reorganization.  Alternatively, absent the requisite approvals,  the  Bankruptcy

Court  may  approve  the  Debtor  Company's plan  of  reorganization  under  the

"cramdown" provisions of the Bankruptcy Code, assuming certain tests are met.



    The  condensed financial statements of the Debtor Company are  presented  as follows:



<PAGE.70.



NOTE 4 - PROCEEDING UNDER CHAPTER 11 (Continued)

 ------------------------------------



                             DOW CORNING CORPORATION

                              -----------------------

                     DEBTOR COMPANY CONDENSED BALANCE SHEET

                       -------------------------------------

                            (in millions of dollars)



                                     ASSETS

                                      ------





                                               December 31,

                                                   1995

                                                    -------



CURRENT ASSETS:

   Cash and cash equivalents                      $ 223.0

                                                    ------



   Short-term investments                             3.0

                                                    ------



   Accounts and notes receivable -

     Trade (less allowance for doubtful accounts

       of $2.0 in 1995)                             115.0

     Receivable from subsidiaries                   381.7

     Anticipated implant insurance receivable       265.0

     Other receivables                               27.4

                                                    ------



                                                    789.1

                                                    ------



   Inventories                                      136.6

                                                    ------



   Other current assets -

     Deferred income taxes                           64.8

     Implant deposit                                275.0

     Other                                           25.1

                                                    -----



                                                    364.9

                                                    ------



               Total current assets               1,516.6

                                                    ------



INVESTMENTS:

   Equity in unconsolidated subsidiaries            676.6

                                                    ------



PROPERTY, PLANT AND EQUIPMENT:                    1,601.9

   Less - Accumulated depreciation                (1,046.1)

                                                    -------



                                                    555.8

                                                    ------



OTHER ASSETS:

   Anticipated implant insurance receivable       1,126.0

   Restricted insurance proceeds                    108.3

   Deferred income taxes                            460.8

   Receivable from subsidiaries                      31.3

   Other                                             34.1

                                                    -----



                                                  1,760.5

                                                    ------



                                                  $4,509.5

                                                    =======

 ------------------------------------



                             DOW CORNING CORPORATION

                              -----------------------

                     DEBTOR COMPANY CONDENSED BALANCE SHEET

                       -------------------------------------

                   (in millions of dollars except share data)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                        -----------------------------------





                                               December 31,

                                                   1995

                                                    -------



CURRENT LIABILITIES:

   Trade accounts payable                         $  52.3

   Payable to subsidiaries                           16.9

   Accrued payrolls and employee benefits            29.7

   Other current liabilities                         48.1

                                                    -----



           Total current liabilities                147.0

                                                    ------







OTHER LONG-TERM LIABILITIES:

   Other                                             62.0

                                                    ------







LIABILITIES SUBJECT TO COMPROMISE:

   Trade accounts payable                            46.6

   Payable to subsidiaries                          149.5

   Accrued employee benefits                        181.4

   Accrued taxes                                     21.7

   Implant reserve                                2,471.5

   Notes payable                                    375.0

   Long-term debt                                   273.4

   Other                                            134.5

                                                    ------



                                                  3,653.6

                                                    ------







STOCKHOLDERS' EQUITY:

   Common stock, $5 par value - 2,500,000 shares

       authorized and outstanding                    12.5

   Retained earnings                                566.9

   Cumulative translation adjustment                 67.5

                                                    ------



           Stockholders' equity                     646.9

                                                    ------



                                                  $4,509.5

                                                    =======

 ------------------------------------



                             DOW CORNING CORPORATION

                              -----------------------

     DEBTOR COMPANY CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

         ----------------------------------------------------------------------

                            (in millions of dollars)





                                                Year ended

                                            December 31, 1995

                                               ----------------



NET SALES (includes $646.7 of sales

  to subsidiaries)                                $1,583.4





OPERATING COSTS AND EXPENSES:

  Manufacturing cost of sales                     1,127.9

  Marketing and administrative expenses             226.1

  Implant costs                                     351.1

                                                    ------



                                                  1,705.1

                                                    ------



OPERATING LOSS                                     (121.7)



OTHER INCOME (EXPENSE):

  Interest income                                    27.0

  Currency gains (losses) and other, net              9.2

  Interest expense                                  (31.6)

                                                    ------





LOSS BEFORE REORGANIZATION  COSTS AND INCOME TAXES (117.1)



Reorganization costs                                 21.0

                                                    ------





LOSS BEFORE INCOME TAXES                           (138.1)



Income tax benefit                                  (62.3)

                                                    ------





NET LOSS                                            (75.8)





Earnings of unconsolidated subsidiaries

  and related eliminations                           45.2





Retained earnings at beginning of year              597.5

                                                    ------





Retained earnings at end of year                  $ 566.9

                                                    ======

 ------------------------------------



                             DOW CORNING CORPORATION

                              -----------------------

                DEBTOR COMPANY CONDENSED STATEMENTS OF CASH FLOWS

                 -------------------------------------------------

                            (in millions of dollars)





                                                Year ended

                                            December 31, 1995

                                               ----------------



CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                       $(75.8)

   Adjustments to reconcile net loss to net

     cash provided by operating activities -

      Depreciation and amortization                110.7

      Deferred income taxes                       (122.3)

      Implant charges including

       imputed interest                            364.5

      Other                                         26.0

   Implant payments                               (107.3)

   Implant insurance reimbursement                 163.5

   Restricted insurance proceeds deposit          (107.5)

   Changes in assets and liabilities -

      Accounts and notes receivable               (154.9)

      Inventories                                  (11.3)

      Accounts payable                             114.9

      Accrued taxes                                 (5.1)

      Other                                          6.9

                                                    -----

           Cash provided by operating activities   202.3

                                                    -----





CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                            (70.1)

   Other                                             7.5

                                                   -------

           Cash used for investing activities      (62.6)

                                                    ------





CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments on long-term debt                       (5.7)

   Net change in other short-term borrowings       (15.0)

                                                    -----

           Cash used for financing activities      (20.7)

                                                    ------





CHANGES IN CASH AND CASH EQUIVALENTS:

   Net increase in cash and cash equivalents       119.0

   Cash and cash equivalents at beginning of year  104.0

                                                    -----

   Cash and cash equivalents at end of year       $223.0

                                                    =====

 ------------------------------------



    The  financial statements of the Debtor Company reflect transactions of  the

Debtor  Company and transactions between the Debtor Company and all subsidiaries of the Debtor Company.  The Debtor Company Condensed Statement of Operations and

Retained  Earnings includes $646.7 of sales to subsidiaries in the caption  "NET

SALES."  These sales are conducted at prices substantially comparable  to  those which would prevail in open-market transactions between unrelated parties.



   While operating in the Chapter 11 Proceeding, the Debtor Company is generally prohibited  from paying interest on unsecured pre-petition debts of  the  Debtor

Company.  During such time as the Debtor Company is operating in the Chapter  11

Proceeding,  it  will  only report interest expense  to  the  extent  that  such interest will be paid during the Chapter 11 Proceeding at the direction or  with the  approval of the Bankruptcy Court.  The amount of interest that has not been accrued as a result of the Chapter 11 Proceeding amounted to $30.9 ($19.6  after tax)  for the period May 15, 1995 through December 31, 1995.  In accordance with

the   provisions  of  Statement  of  Financial  Accounting  Standards  No.   34,

~Capitalization~of~Interest~Cost,~$6.6 ($4.2 after tax)  of  this  amount  would have  been  capitalized  as  part of the historical cost  of  acquiring  certain assets.



    The Debtor Company has incurred and will continue to incur significant costs associated  with  the reorganization.  The aggregate amount of  these  expenses,

which are being expensed as incurred, may have a material adverse impact on  the

Company's  results  of operations in future periods.  These costs  are  recorded under  the  caption  "Reorganization costs" in the  accompanying  Statements  of

Operations and Retained Earnings.



    The  accompanying  Debtor  Company Condensed  Statement  of  Operations  and

Retained  Earnings reflects interest income of $27.0 for the year ended December

31,  1995.  The Company cannot reasonably estimate the amount of interest income that the Debtor Company has earned as a result of the Chapter 11 Proceeding.



    As  a result of its filing for protection under Chapter 11 of the Bankruptcy

Code,  the Debtor Company is in default on its debt agreements.  All outstanding debt  of  the  Debtor  Company as of May 15, 1995 has been presented  under  the caption "Liabilities Subject to Compromise" in the accompanying Balance Sheets.





NOTE 5 - SALE OF ASSETS

 -----------------------



    On  July  1, 1993, the Company sold the metal orthopedic device  assets  for approximately  $66.3  in  cash.  The Company's investment  in  such  assets  was approximately $70.0, most of which represented current assets.  The sale of  the metal orthopedic device business did not have a material effect on the Company's consolidated net sales, financial position or results of operations.





NOTE 6 - FOREIGN CURRENCY

 -------------------------

    Following  is  an  analysis  of the changes in  the  cumulative  translation adjustment:

                                         1995      1994      1993

                                           ---       ---       ---

   Balance, beginning of year            $66.2     $31.6     $28.3



   Translation adjustments and

     gains (losses) from certain

        hedges and intercompany

         balances                         (4.2)     31.3      (0.2)



   Income tax effect of current

     year activity                         5.5       3.3       3.5

                                          ----      ----       -----



   Balance, end of year                  $67.5     $66.2     $31.6

                                           ====      ====      ====



    Net  foreign currency gains (losses) currently recognized in income amounted to $(4.5) in 1995, $(4.8) in 1994, and $(8.1) in 1993.

NOTE 7 - RECEIVABLES SOLD

 -------------------------

    Prior to the Debtor Company's filing for protection under Chapter 11 of  the

Bankruptcy  Code, the Debtor Company sold on an ongoing basis substantially  all of  its  U.S.  trade  receivables, with limited recourse, to Bay  Asset  Funding

Corporation ("BAFC"), a wholly owned but separate corporate entity of the Debtor

Company.  BAFC had agreements in place with third parties whereby it could  sell on  an  ongoing basis fractional ownership interests in such trade  receivables,

with  limited  recourse, for a purchase price of up to  $65.0.   The  agreements

contemplated  that (a) the trade receivables sold to BAFC by the Debtor  Company are  solely the assets of BAFC, (b) the creditors of BAFC are separate from  the creditors  of the Company, and (c) in the event of a liquidation of  BAFC,  such creditors would be entitled to satisfy their claims from BAFC's assets prior  to any distribution to the Company.



    As  of December 31, 1995, the Company had no amounts outstanding under these agreements.  Net of related reserves, the amount of receivables sold under these agreements which remained uncollected at December 31, 1994 was $32.0.  The  sale of  such  receivables  under  these  agreements  resulted  in  net  proceeds  of approximately  $28.3  in 1995 and $62.6 in 1994.  The sale of  such  receivables under previous agreements resulted in net proceeds of $74.7 in 1993.



NOTE 8 - RESTRICTED ASSETS

 --------------------------

    In connection with the Settlement Agreement (as further described in Note  3 above),  the Company has entered into an agreement whereby $275.0 is  restricted to  use for future breast implant settlement payments.  Accordingly, this amount is  included  in the caption "Implant deposit" in the accompanying  consolidated

balance  sheet.   This  amount is also subject to the provisions  of  a  related

escrow  agreement.   Among  other  things, this  escrow  agreement  appoints  an

independent  escrow  agent and defines permitted investments.   These  permitted

investments  include  cash  equivalents,  repurchase  agreements,  corporate  or municipal  bonds or similar instruments having a rating no lower than investment grade,  equity  securities of any companies having a public debt  rating  of  no lower  than  investment grade, or mutual funds that invest  principally  in  the types  of  investments  described above.  The  aggregate  fair  value  of  these investments approximates carrying value at December 31, 1995.



    In  addition, $107.5 of proceeds from settlements with insurers and $0.8  of related  investment income is restricted as to its use pursuant to an  order  of

the   Bankruptcy  Court.   Accordingly,  $108.3  is  included  in  the   caption

"Restricted insurance proceeds" in the accompanying consolidated balance  sheet.

At  December  31,  1995,  this amount is invested in  cash  equivalents.   These

proceeds  relate to settlements of policies which name the Company and  The  Dow

Chemical  Company  as co-insureds.  The Company and/or The Dow Chemical  Company will  have  access  to  these proceeds for the purpose of, among  other  things,

reimbursement  of  specified  indemnity and expense  payments  under  conditions prescribed by (and subject to approval of) the Bankruptcy Court.



    A  substantial portion of the "Implant insurance receivable" recorded in the accompanying  consolidated balance sheets relates to  policies  which  name  the

Company  and  The Dow Chemical Company as co-insureds.  The Company  anticipates that  future settlements of policies which name the Company as a co-insured will be  subject  to  approval  of the Bankruptcy Court and restricted  in  a  manner similar  to  that  described  above.  Notwithstanding  the  above,  the  Company believes  that it is probable that it will have access to such restricted  funds sufficient  to ultimately realize the implant insurance receivable  recorded  in the accompanying consolidated balance sheet.



NOTE 9 - INVENTORIES

 --------------------

   Following is a summary of inventories by costing method at December 31:

                                      1995       1994

                                        ---        ---

   Raw material, work-in-process

    and finished goods:

           Valued at LIFO            $212.7     $204.7

           Valued at FIFO            116.3      103.7

                                       ----       ----

                                     $329.0     $308.4

                                       =====      =====

    Under  the dollar value LIFO method used by the Company, it is impracticable to  separate inventory values by classifications.  Inventories valued using LIFO at  December  31,  1995 and 1994 are stated at approximately  $67.5  and  $69.5,

respectively, less than they would have been if valued at replacement cost.

NOTE 10 - INVESTMENTS

 ---------------------



    Excluding investments accounted for on the equity basis, the carrying amount for investments at December 31, 1995 and 1994 was $40.0 and $27.6, respectively.

These  investments  consist  principally  of  investments  in  debt  and  equity securities  and have been classified as "available for sale" in accordance  with

Statement        of        Financial       Accounting       Standards        No.

115,~Accounting~for~Certain~Investments~in~Debt~and~Equity~Securities~.      The

aggregate fair value of these investments approximates carrying value, and there were no material realized or unrealized gains or losses at December 31, 1995  or

1994.   Fair values are determined based on quoted market prices or,  if  quoted market  prices  are  not available, on market prices of comparable  instruments.

Investments  are  included in the captions "Short-term investments"  and  "Other assets" in the accompanying consolidated balance sheets.





NOTE 11 - NOTES PAYABLE AND CREDIT FACILITIES

 --------------------------------------------



   Notes payable at December 31 consisted of the following:



                                    1995     1994

                                       ---     ---



   CURRENT LIABILITIES:

       Revolving Credit Agreement   $  -     $375.0

       Other bank borrowings         14.7     29.9

                                      ----     ----



                                    $14.7    $404.9

                                      ====     =====





   LIABILITIES SUBJECT TO COMPROMISE:

       Revolving Credit Agreement   $375.0   $ -

                                      =====    ===





    During  1993,  the Debtor Company entered into a Revolving Credit  Agreement with  16 domestic and foreign banks which provided for borrowings on a revolving credit  basis until November 1997 of up to $400.0.  Under the provisions of  the

Revolving  Credit  Agreement, the Debtor Company  is  subject  to  certain  debt restrictions  and  provisions.  As a result of its filing for  protection  under

Chapter 11 of the Bankruptcy Code on May 15, 1995 (see Note 4 above), the Debtor

Company  is  in  default on its debt agreements, including the Revolving  Credit

Agreement.  At May 15, 1995, the interest rate on amounts outstanding under  the

Revolving  Credit  Agreement  was 7.13%.  While  operating  in  the  Chapter  11

Proceeding,  the Debtor Company is prohibited from paying interest on  unsecured pre-petition  debts  including  the debt incurred  under  the  Revolving  Credit

Agreement.   The  Company  is unable to estimate the  fair  value  of  the  debt incurred  under the Revolving Credit Agreement due to the uncertainty associated with  the  Debtor  Company's  filing for protection  under  Chapter  11  of  the

Bankruptcy Code.



    Amounts outstanding under short-term lines of credit are liabilities of  the subsidiaries of the Debtor Company and are described as "Other bank  borrowings"

in  the  table  above.   The  carrying amounts of  these  short-term  borrowings

approximate their fair value.

NOTE 12 - LONG-TERM DEBT

 -----------------------

   Long-term debt at December 31 consisted of the following:

                                            1995          1994

                                               ---          ---

     LONG-TERM DEBT:

   9.375% Debentures due 2008                $ -          $75.0

   8.15% Debentures due 2029                   -           50.0

   8.125%-9.5% Medium-term Notes

     due 1995-2001,

       8.82% average rate at

        December 31, 1994                      -           36.5

   5.77% Term Loans, maturing

        serially 1995-1999                     -           26.6

   Variable-rate Notes due 1995-1998,

       5.9%-6.984% at December 31, 1994        -          123.3

   Variable-rate Note, maturing

        serially 1997-1999,

       7.193% at December 31, 1995            20.0         20.0

   Variable-rate Revolving Credit

    Agreement expiring 1999,

       7.218% at December 31, 1995            50.0          -

   Variable-rate Notes due 1998-2003,

       5.5%-7.938% at December 31, 1995       25.1          -

   5.55% Japanese Yen Notes due 1996-1998      -           29.7

   Other obligations due 1996-1999            24.4         15.9

                                               ----         ----

                                             119.5        377.0

   Less - Payments due within one year         8.7         41.9

                                               ----         ----

                                             $110.8       $335.1

                                               =====        =====

     LIABILITIES SUBJECT TO COMPROMISE:

   9.375% Debentures due 2008                $75.0        $ -

   8.15% Debentures due 2029                  50.0          -

   8.125%-9.5% Medium-term Notes

    due 1995-2001,

       8.71% average rate at

        December 31, 1995                     34.5          -

   Variable-rate Notes due 1995-1998,

       6.688%-7.234% at December 31, 1995     84.8          -

   5.55% Japanese Yen Notes due 1998          29.1          -

                                               ----         ---

                                             $273.4       $ -

                                               =====        ===



    Due  to the Debtor Company's filing for protection under Chapter 11  of  the

Bankruptcy  Code  (see Note 4 above), long-term debt of the Debtor  Company  was reclassified in 1995 to the caption "LIABILITIES SUBJECT TO COMPROMISE"  in  the table  above  and in the accompanying Consolidated Balance Sheets.  At  December

31, 1995, the amount shown under the caption "LONG-TERM DEBT" in the table above represents long-term debt of the subsidiaries of the Debtor Company.



    At  December  31,  1995,  the  fair value  of  the  long-term  debt  of  the

subsidiaries of the Debtor Company approximated the book value of  $119.5.   The

Company is unable to estimate the fair value of the long-term debt of the Debtor

Company  at December 31, 1995 due to the uncertainty associated with the  Debtor

Company's  filing  for protection under Chapter 11 of the Bankruptcy  Code.   At

December  31,  1994,  the  fair  value of the  long-term  debt  of  the  Company approximated  the  book value of $377.0.  The fair value was  based  largely  on interest  rates offered on U.S. Treasury obligations with comparable  maturities using  discounted cash flow analysis.  These rates were not adjusted to  reflect the premium that the Company might pay over U.S. Treasury rates.



    As  a result of its filing for protection under Chapter 11 of the Bankruptcy

Code, the Debtor Company is in default on its debt agreements.

    The  provisions of the 9.375% and 8.15% debentures state that the debentures are  not  redeemable  by  the  Company prior to  their  maturity;  however,  the provisions of the 8.15% debentures state that the holder may elect to  have  all or  a  portion  of their debentures repaid on October 15, 1996 at  100%  of  the principal amount.

 ------------------------



    Annual aggregate maturities of the long-term debt of the subsidiaries of the

Debtor  Company are:  $8.7 in 1996, $1.6 in 1997, $28.7 in 1998, $65.4 in  1999,

$0.3 in 2000, and $14.8 thereafter.



    While  operating  in  the  Chapter  11 Proceeding,  the  Debtor  Company  is

prohibited  from paying interest on unsecured pre-petition debts of  the  Debtor

Company.   Cash  paid during the year for interest, net of amounts  capitalized,

was $34.5 in 1995, $40.7 in 1994, and $31.8 in 1993.



NOTE 13 - INTEREST AND CURRENCY RATE DERIVATIVES

 -----------------------------------------------

    The  Company utilizes a variety of financial instruments, several with  off-

balance  sheet risks, in its management of current and future interest rate  and foreign  currency exposures.  These financial instruments include interest  rate swaps, interest rate caps and floors, interest rate options, currency swaps, and forward exchange contracts.



    These instruments involve, to varying degrees, elements of credit and market risk  in  excess  of  the amount recognized in the consolidated  balance  sheet.

Methods  used by the Company to monitor and control credit risk include limiting counterparties  to only major banks and substantial financial  institutions  and monitoring  the  credit-worthiness of these counterparties on an ongoing  basis.

In  the  event  of default by a counterparty, the risk in these transactions  is

limited  to  the cost of replacing the instrument at current market rates.   The

contract or notional amounts of these instruments are used to measure the volume of  these agreements and do not represent exposure to credit loss.  Methods used by  the  Company  to  monitor  and control market  risk  include  entering  into offsetting  positions  that  essentially  counterbalance  with  each  other  and continued monitoring of market conditions.  Although the Company may be  exposed to  losses  in  the event of nonperformance by counterparties and  interest  and currency rate movements, it does not anticipate significant losses due to  these financial arrangements.



    The  Company enters into interest rate swaps to exchange fixed and  variable interest  payment  obligations without an exchange of the  underlying  principal amounts  in  order to manage interest rate exposures.  The Company  also  enters into  interest  rate  caps and floors, and interest rate  options  in  order  to transfer, modify, or reduce interest rate risk.  These instruments are  used  to hedge  specific elements of the Company's debt portfolio.  Hedge  accounting  is used  to  recognize the differential to be paid or received as an adjustment  to interest  expense over the life of the agreements. There were no  interest  rate swaps,  interest  rate caps or floors, or interest rate options  outstanding  at

December  31,  1995.  Interest rate swaps, interest rate caps  and  floors,  and interest  rate  options  outstanding at December  31,  1994  are  shown  in  the following table.

                                    December 31, 1994

                                ------------------------------

                                                    Weighted

                              Fair    BookNotional  Average

                             Value   Value Amount   Maturity

                                ----   ----  -----     -------

       Interest rate swaps where

         the Company pays

         fixed rates          $1.8   $(1.4)$190.0     5.6 years

       Interest rate swaps where the

         Company pays

        variable rates        (2.5)    0.2  115.0     2.5 years

       Interest rate caps     (0.2)    0.9   55.0     1.4 years

       Interest rate floors   (0.3)    -     40.0     1.9 years

       Interest rate options  (1.6)    -     80.0     4.4 years



    All  interest  rate swaps, interest rate caps and floors, and interest  rate options  were  terminated  on May 15, 1995 when the  Debtor  Company  filed  for

protection  under  Chapter 11 of the Bankruptcy Code (see Note  4  above).   The

termination of these financial instruments did not have a material impact on the

Company's financial condition or results of operations.  There were no  deferred gains  or losses related to interest rate swaps, interest rate caps and  floors,

or interest rate options as of December 31, 1995.



    The  fair  value of interest rate swaps, interest rate caps and floors,  and interest  rate  options  is  estimated by  obtaining  quoted  market  prices  of comparable  instruments,  adjusted  through interpolation  where  necessary  for

maturity  differences.   The fair values shown above represent  the  amount  the

Company  would  receive  (or  pay, if denoted  by  brackets)  to  terminate  the agreements at the reporting date.

 ------------------------------------------------



    The  Company  enters  into  currency swaps, currency  options,  and  forward exchange  contracts  primarily  to  hedge working  capital  not  denominated  in

functional  currencies.   Gains  and losses on these  contracts  are  recognized

concurrent  with  the gains and losses from the associated exposures.   Currency

swaps and forward exchange contracts are shown in the following table.





                               December 31, 1995                     December 31, 1994

                    --------------------     --------------------

                                               Weighted                             Weighted

                         Book      Notional    Average         Book      Notional   Average

                        Value       Amount     Maturity       Value       Amount    Maturity

                           ----    -----  -------     ----   -  ----

-------



Currency   swaps          $    -       $      -             -            $(34.3)

$100.02.0 years

Forward exchange

   contracts:

    -to   buy  British  Pounds   0.3         20.6           *              (1.1)

95.1     *

    -to   sell   British  Pounds(0.1)        10.8            *               2.8

129.4     *

    -to   buy  ECU               -           9.4            *              (0.3)

15.4     *

    -to   sell  ECU            (0.5)        68.0            *              (0.1)

23.3     *

    -to   buy  German  Marks      -           8.0           *              (0.4)

18.1     *

    -to   sell  German  Marks     -           1.3            *               0.6

33.8     *

    -to   buy  Japanese  Yen    (0.1)         2.5           *              (2.8)

62.7     *

    -to   sell  Japanese  Yen    0.5         17.2            *               0.2

10.1     *

    -to   buy  other  currencies0.2         17.6            *              (0.2)

22.6     *

    -to   sell   other   currencies            (0.9)           90.0            *

0.452.3     *




*Weighted average maturity is less than one year.



    The  fair  value of currency swaps is estimated by obtaining  quoted  market prices of comparable instruments, adjusted through interpolation where necessary

for  maturity  differences.   The fair value of forward  exchange  contracts  is

estimated  by  obtaining  quotes  from  brokers.   The  book  values  of   these

instruments approximate fair values.





NOTE 14 - POST EMPLOYMENT BENEFITS

 ---------------------------------



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



                                     1995      1994      1993

                                       ---       ---       ---

Defined benefit plans:

   Service cost

   (benefits earned during

    the period)                      $19.5     $20.9     $16.1

   Interest cost on projected

     benefit obligations              48.1      43.9      38.0

   Actual return on plan assets     (110.7)      0.2     (73.4)

   Net amortization                    3.6       4.7       1.6

   Difference between actual

    and expected

       return on plan assets          68.3     (40.2)     35.0

                                       ----      ----      ----

                                      28.8      29.5      17.3

                                      ----      ----     ------

    Defined contribution and

     savings plans                    13.4      12.0      10.1

                                     ----      ----     ------

                                     $42.2     $41.5     $27.4

                                       ====      ====      ====

 ----------------------------------



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



                                    1995               1994

                                --------------      --------------

                              Assets     ABO      Assets    ABO

                              exceed   exceeds    exceed  exceeds

                               ABO      assets     ABO     assets

                                 ---      -----      ---     -----

   Actuarial present value

        of benefit obligations:

       Vested                 $459.5    $42.3     $387.7    $35.5

       Nonvested               48.3       6.2      41.9       4.4

                                ----      ----      ----      ----



   Accumulated benefit

    obligation                507.8      48.5     429.6      39.9

   Provision for future

    salary increases          119.3      15.0      92.1     12.6





   Projected benefit

    obligation                627.1      63.5     521.7      52.5

   Plan assets at fair value  575.9       8.3     480.3       7.2

                                ----      ----      ----      ----

   Plan assets in excess of (less than)

       projected benefit

        obligation            (51.2)    (55.2)    (41.4)    (45.3)

   Unrecognized net loss (gain)22.1       8.6      25.1       5.7

   Unrecognized (negative)

    prior service costs        38.1      (4.8)     40.9      (7.8)

   Unrecognized net transition

    obligation                  6.4       1.8       5.7     1.7



   Prepaid (accrued)

    pension cost              $15.4     $(49.6)   $30.3     $(45.7)

                                ====      =====     ====      ======





    The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation for defined benefit plans was 7.5%  in

1995  and  8.1%  in  1994.   The weighted average rate  of  increase  in  future

compensation  levels was determined using an age specific salary scale  and  was

5.5%  in 1995 and 5.5% in 1994. The weighted average expected long-term rate  of return on plan assets was 8.5% in 1995 and 8.5% in 1994.



    In  addition  to providing pension benefits, the Company, primarily  in  the

United States, provides certain health care and life insurance benefits for most retired employees.  The cost of providing these benefits to retirees outside the

United  States  is  not significant.  Net periodic postretirement  benefit  cost includes the following components:



                                 1995      1994      1993

                                   ---       ---       ---



   Service cost                 $ 3.5     $ 3.4     $ 6.0

   Interest cost                 10.4       9.3      10.3

   Amortization of negative

       prior service cost       (14.1)    (13.2)    (14.3)

                                 ----      ----      -----

                                $(0.2)    $(0.5)    $ 2.0

 ----------------------------------



    The  following  table  presents  the  accrued  postretirement  benefit  cost recognized  in the Company's consolidated balance sheets as part of  liabilities subject to compromise.

                                       December 31,  December 31,

                                           1995          1994

                                           -------       -------

       Accumulated postretirement benefit obligation:

           Retirees                       $70.3          $66.3

           Fully eligible, active plan

            participants                   41.9           36.2

           Other active plan participants  32.8           25.5

                                            ----           ----

                                          145.0          128.0

           Unrecognized negative prior

            service cost                   53.8           67.9

           Unrecognized net loss          (17.4)          (9.9)

                                            ----           -----

           Accrued postretirement

            benefit cost                  $181.4         $186.0

                                             ====         =====



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



     The  health  care  cost  trend  rate  used  in  measuring  the  accumulated postretirement benefit obligation was 9.65% in 1995 and was assumed to  decrease gradually  to  5.75% in 2005 and remain at that level thereafter.  For  retirees under age 65, plan features limit the health care cost trend rate assumption  to a  maximum  of  8%  for years 1994 and later.  The health care cost  trend  rate

assumption  has  a significant effect on the amounts reported.   Increasing  the

assumed  health care cost trend rate by one percentage point in each year  would increase  the  accumulated postretirement benefit obligation  by  4.8%  and  the

aggregate  of  the  service  and  interest  cost  components  of  net   periodic

postretirement benefit cost for 1995 by 6.4%.



    The discount rate used in determining the accumulated postretirement benefit obligation was 7.50% at December 31, 1995 and 8.25% at December 31, 1994.





NOTE 15 - RELATED PARTY TRANSACTIONS

 ------------------------------------



    The  Company  purchased raw materials and services totaling $49.7  in  1995,

$46.8  in  1994  and  $39.4  in  1993 from The  Dow  Chemical  Company  and  its

affiliates.   The  Company  believes  that the  costs  of  such  purchases  were competitive with alternative sources of supply.  Other transactions between  the

Company and related parties were not material.





NOTE 16 - INCOME TAXES

 ---------------------



   The components of income (loss) before income taxes are as follows:



                                1995      1994      1993

                                  ---       ---       ---



       U.S. companies          $(126.4)  $(47.2)   $(516.7)

       Non-U.S. companies       103.5      61.8      94.7

                                 ----      ----      ----

                               $(22.9)   $ 14.6    $(422.0)

                                 =====     ====      ======

 ----------------------

   The components of the income tax provision (benefit) are as follows:

                                1995      1994      1993

                                  ---       ---       ---

       Current

           U.S.                $ 38.5    $ 62.6    $ 14.3

           Non-U.S.              52.6      47.5      37.9

                                 ----      ----      ----

                                 91.1     110.1      52.2

                                 ----      ----      ----

       Deferred

           U.S.                (101.8)    (96.0)   (205.4)

           Non-U.S.               1.1     ( 6.2)      2.3

                                 ----      -----     ----

                               (100.7)   (102.2)   (203.1)

                                 ------    ------    -----

                               $ (9.6)   $  7.9    $(150.9)

                                 =====     ====      ======

    The  tax  effects  of  the principal temporary differences  giving  rise  to deferred tax assets and liabilities were as follows:

                                        December 31,December 31,

                                            1995        1994

                                             -------     -------



       Implant costs                        $403.4      $288.0

       Accrued expenses                      70.3         97.2

       Postretirement health care

        and life insurance                   67.9         61.7

       Basis in inventories                  31.2         24.9

       Tax credit and net operating

        loss carryforwards                    4.9          2.5

       Other                                 41.2         26.4

                                            ------     --------

                                            618.9        500.7

       Valuation allowance                     -          (1.0)

                                              ---          ----

                                            618.9        499.7

                                              ----         ----

       Property, plant and equipment        (54.8)       (66.3)

                                              ----         ----

       Net deferred tax asset               $564.1      $433.4

                                              =====        =====

   Management believes that it is more likely than not that the net deferred tax

asset  will  be  realized.   This belief is based  on  criteria  established  in

Statement        of        Financial       Accounting       Standards        No.

109,~Accounting~for~Income~Taxes~.



    At December 31, 1995, income and remittance taxes have not been recorded  on

$239.2  of  undistributed earnings of foreign subsidiaries, either  because  any taxes  on  dividends  would be offset substantially by foreign  tax  credits  or because the Company intends to indefinitely reinvest those earnings.  Cash  paid during  the year for income taxes, net of refunds received, was $107.4 in  1995,

$62.4 in 1994 and $72.5 in 1993.



    The  income tax provision (benefit) at the effective rate differs  from  the income  tax provision (benefit) at the U.S. federal statutory tax rate in effect during those years for the following reasons:

                                      Year ended December 31,

                                        ---------------------------------

                                      1995     1994     1993

                                        ---      ---       ---

       Income tax provision (benefit)

           at statutory rate         $(8.0)    $ 5.1    $(147.7)

           Foreign taxes, net          8.6      10.6       0.4

           Foreign sales corporation  (5.8)     (3.7)     (2.1)

           State income taxes         (6.2)    (12.6)      1.7

           Other, net                  1.8       8.5      (3.2)

                                       ----      ----      ----

       Income tax provision (benefit)

           at effective rate         $(9.6)    $ 7.9    $(150.9)

                                       ====      ====      ======

NOTE 17 - COMMON STOCK

 ----------------------

    The  outstanding  shares of the Company's common stock  are  held  in  equal

portions   by  Corning  Incorporated  and  Dow  Holdings  Inc.,  a  wholly-owned subsidiary  of  The Dow Chemical Company.  There were no changes in  outstanding shares during 1995, 1994 or 1993.  Per share data is based upon 2,500,000 shares outstanding for all periods.



NOTE 18 - COMMITMENTS AND GUARANTEES

 ------------------------------------

    The Company leases certain real and personal property under agreements which generally  require  the  Company to pay for maintenance,  insurance  and  taxes.

Rental  expense was $47.9 in 1995, $45.5 in 1994 and $46.2 in 1993.  The minimum future rental payments required under noncancelable operating leases at December

31,  1995, in the aggregate are $125.4, including the following amounts  due  in each  of the next five years:  1996 - $32.9, 1997 - $25.1, 1998 - $18.7, 1999  -

$16.0 and 2000 - $11.8.



   The Company has no material guarantees as of December 31, 1995.



NOTE 19 - INDUSTRY SEGMENT AND FOREIGN OPERATIONS

 -------------------------------------------------

    The  Company's  operations  are classified as  a  single  industry  segment.

Financial data by geographic area are presented below:

                                    1995      1994       1993

                                       ---       ---       ---

       Net sales to customers:

         United States              $1,005.4  $888.3    $830.6

         Europe                      642.4     554.5     490.9

         Asia                        725.9     652.0     619.9

         Other                       119.2     109.8     102.3

                                      -----     -----     -----

       Net sales                    $2,492.9  $2,204.6  $2,043.7

                                      =======   =======   =======



       Interarea sales:

         United States              $381.4    $317.6    $219.6

         Europe                       48.7      46.9      54.7

         Asia                         10.6       9.5       9.2

         Other                         0.5       0.3       0.3

                                      -----     -----     -----

       Interarea sales              $441.2    $374.3    $283.8

                                      =====     =====     =====



       Operating profit:

         United States              $410.3    $338.8    $192.3

         Europe                       51.2      36.0      59.2

         Asia                         35.7      53.8      68.7

         Other and eliminations       13.2      14.2       7.1

                                      -----     -----     -----

                                     510.4     442.8     327.3

         General corporate expenses (534.9)   (401.7)   (703.6)

         Unallocated income

         (expense), net                1.6     (26.5)    (45.7)

                                      -----     -----    ---------

       Income (loss) before income

        taxes                       $(22.9)   $ 14.6    $(422.0)

                                      =====     =====     =====

       Identifiable assets:

         United States              $1,040.1  $1,083.0  $1,071.2

         Europe                      568.6     486.4     423.6

         Asia                        609.9     593.8     498.1

         Other and eliminations       43.0      38.9      37.3

                                      -----     -----     -----

                                   2,261.6   2,202.1   2,030.2

         Corporate assets           2,696.8   1,891.1   1,232.1

                                      ------    ------    ------

       Total assets                 $4,958.4  $4,093.2  $3,262.3

                                      =======   =======   =======

 -------------------------------------------------



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







ITEM 14(C) EXHIBIT #12



CORNING INCORPORATED AND SUBSIDIARY COMPANIES

COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED

DIVIDENDS:

(Dollars in millions, except ratios)



                                                         Fiscal Year Ended



                                          Dec. 31,  Jan. 1,  Jan. 2,      Jan.

3,                                          Dec. 29,

                                            1995*    1995     1994

   1993                                      1991



Income before taxes on income             $465.9   $459.5    $156.7    $336.6    $327.4

Adjustments:

  Share of earnings (losses)

  before taxes of

    50% owned companies                     95.2     89.0    (137.0)    103.2     165.4

  Loss before taxes of greater than

  50% owned

    unconsolidated subsidiary               (3.1)    (4.0)     (3.1)     (2.1)     (2.2)

  Distributed income of less than

  50% owned companies

    and share of loss if debt is guaranteed           2.1       4.5      (4.3)      6.6

  Amortization of capitalized interest       9.6     13.3      13.0      11.8      10.2

  Fixed charges net of capitalized

  interest                                 171.6    212.0     155.8     130.3     126.4

Earnings before taxes and fixed charges

  as adjusted                             $739.2   $771.9    $189.9    $575.5    $633.8





Fixed charges:

  Interest incurred                       $128.2   $122.3   $  94.0   $  68.9   $  60.4

  Share of interest incurred of

  50% owned companies

   and interest on guaranteed debt

   of less than 50%

   owned companies                          10.2     60.8      40.9      42.0      47.5

  Interest incurred by greater than

  50% owned

    unconsolidated subsidiary                0.7      0.8       0.8       0.9       0.9

  Portion of rent expense which

  represents interest factor                40.1     36.2      29.9      27.6      23.0

  Share of portion of rent expense

  which represents interest

    factor for 50% owned companies           2.7      9.4       9.1       9.2       9.0

  Portion of rent expense which

  represents interest factor for

    greater than 50% owned

    unconsolidated subsidiary                         0.1       0.1       0.1       0.1

  Amortization of debt costs                 0.9      2.0       1.8       1.5       0.4



Total fixed charges                        182.8    231.6     176.6     150.2     141.3

Capitalized interest                       (11.2)   (19.6)    (20.8)    (19.9)    (14.9)





Total fixed charges net of

  capitalized interest                    $171.6   $212.0    $155.8    $130.3    $126.4





Preferred dividends:

  Preferred dividend requirements          $15.7    $ 8.2     $ 2.1     $ 2.2     $ 2.4

  Ratio of pre-tax income to

  income before minority

    interest and equity earnings             1.5      1.6       1.3       1.4       1.5



  Pre-tax preferred dividend requirement    23.5     13.1       2.7       3.1       3.6



Total fixed charges                        182.8    231.6     176.6     150.2     141.3



Fixed charges and pre-tax preferred

   dividend requirement                   $206.3   $244.7    $179.3    $153.3    $144.9

Ratio of earnings to combined

  fixed charges

  and preferred dividends                    3.6x     3.2x      1.1x      3.8x      4.4x




*Beginning in the second quarter of 1995, the Computation of Earnings to

 Combined Fixed Charges and Preferred Dividends excludes Dow Corning

 Corporation as a result of the Registrant's decision to fully reserve its investment in and discontinue recognition of equity earning from Dow Corning.

ITEM 14(C) EXHIBIT #21



CORNING INCORPORATED AND SUBSIDIARY COMPANIES



SUBSIDIARIES OF THE REGISTRANT AS OF DECEMBER 31, 1995 ARE LISTED BELOW:



                                                    Percentage of

                                           Corp. voting securities

No.               Name                                    owned by (Corp. No.)

 ------------------------------------------------------------------------------

1.   Corning Incorporated (New York)

2.   Corning Brasil Industria E Comercio Ltda. (Brazil)       100.00  (1)

3.   Corning Incorporated Foreign Sales

     Corporation (Virgin Islands)                              83.34  (1)

                                                                8.33  (20)

                                                                8.33  (48)

4.   Corning International Corporation (Delaware)             100.00  (1)

5.   Corning France, S.A. (France)                             99.82  (4)

6.   Corning GmbH (Germany)                                   100.00  (4)

7.   Corning (H.K.) Ltd. (Hong Kong)                          100.00  (4)

8.   Wislan S.A. (Uruguay)                                    100.00  (4)

9.   Corning Japan K.K. (Japan)                                78.74  (4)

10.  Corning Limited (United Kingdom)                         100.00  (4)

11.  Acecrest Ltd. (United Kingdom)                           100.00  (10)

12.  Villabrook Ltd. (United Kingdom)                         100.00  (10)

13.  Corning Mexicana, S.A. de C.V. (Mexico)                  100.00  (4)

14.  Teddington Company Ltd. (Bermuda)                        100.00  (4)

15.  Corning International K.K. (Japan)                       100.00  (1)

16.  Nutrisearch Biosystems Limited (United Kingdom)          100.00  (1)

17.  Corning Asahi Corporation (Delaware)                      51.00  (1)

18.  Components Incorporated (Delaware)                       100.00  (1)

19.  Corning Asahi Video Products Company (New York)           51.00  (1)

20.  Corning Consumer Products Company (Delaware)             100.00  (1)

21.  Corning Australia Pty. Limited (Australia)               100.00  (20)

22.  Corning Brasil-Vidros Especiais Ltda. (Brazil)           100.00  (20)

23.  Corning Canada Inc. (Canada)                             100.00  (20)

24.  Corning (Singapore) Pte. Ltd. (Singapore)                100.00  (20)

25.  Iwaki Corning (M) SDN BHD (Malaysia)                      80.00  (24)

26.  Revere Ware Corporation (Delaware)                       100.00  (20)

27.  Corning Costar Corporation (Delaware)                    100.00  (1)

28.  Costar Europe Ltd. (Delaware)                            100.00  (27)

29.  Costar GmbH (Germany)                                    100.00  (27)

30.  Costar International Sales Corporation (Virgin Islands)  100.00  (27)

31.  Costar Italia, s.r.l. (Italy)                            100.00  (27)

32.  Costar/Nuclepore Canada, Inc. (Canada)                   100.00  (27)

33.  Costar UK Ltd. (United Kingdom)                          100.00  (27)

34.  Dominique Dutscher, S.A. (France)                         99.80  (27)

35.  Corning Delaware, L.P. (Delaware)                        100.00  (1)

36.  Corning Enterprises Inc. (New York)                      100.00  (1)

37.  Corning Europe Inc. (Delaware)                           100.00  (1)

38.  OCWC Corporation (Delaware)                              100.00  (1)

39.  SAMCO Scientific, Inc. (Delaware)                        100.00  (1)

40.  Siecor Corporation (Delaware)                             50.00  (1)

41.  Cable Services, Inc. (Delaware)                          100.00  (40)

42.  Siecor Mexico S.A. de C.V. (Mexico)                       99.99  (40)

                                                                 .01  (44)

43.  Siecor Dominican Republic, Inc. (Delaware)               100.00  (40)

44.  Siecor International Corporation (North Carolina)        100.00  (40)

SUBSIDIARIES OF THE REGISTRANT AS OF DECEMBER 31, 1995 ARE LISTED BELOW:



                                                      Percentage of

                                             Corp. voting securities

No.               Name                                   owned by (Corp. No.)

-------------------------------------------------------------------------------

45.  Siecor International Corporation (Virgin Islands)        100.00  (40)

46.  Siecor Puerto Rico, Inc.  (Delaware)                     100.00  (40)

47.  Siecor S.A. de C.V. (Mexico)                              99.99  (40)

                                                                 .01  (44)

48.  U.S. Precision Lens, Inc. (Ohio)                         100.00  (1)

49.  MRL Nucor, Inc. (Delaware)                               100.00  (1)

50.  Corning  Health Group (New Jersey)                       100.00  (1)

51.  Corning Life Sciences Inc. (Delaware)                    100.00  (1)

52.  Corning Clinical Laboratories Inc. (Delaware)            100.00  (51)

53.  Corning Clinical Laboratories, Inc. (Michigan)           100.00  (52)

54.  MetPath Services Corp. (Michigan)                        100.00  (53)

55.  MetPath TPA, Inc. (Michigan)                             100.00  (53)

56.  Corning Clinical Laboratories of

     Pennsylvania, Inc. (Delaware)                            100.00  (52)

57.  DeYor CPF/MetPath Inc. (Ohio)                            100.00  (56)

58.  Southgate Medical Services, Inc. (Ohio)                  100.00  (56)

59.  Associated Clinical Laboratories L.P. (Pennsylvania)      65.00  (56)

60.  DPD Holdings, Inc. (Delaware)                            100.00  (52)

61.  D.L. Acquiring Corporation (Colorado)                    100.00  (60)

62.  MetWest Inc. (Delaware)                                  100.00  (60)

63.  CLMP Inc. (Delaware)                                     100.00  (52)

64.  Damon Investment Holdings, Inc. (Delaware)               100.00  (52)

65.  Corning Pharmaceutical Services Inc. (Delaware)          100.00  (52)

66.  CORNING Besselaar, Inc. (New Jersey)                     100.00  (65)

67.  CORNING Besselaar Clinical Research Units, Inc. (Florida)100.00  (66)

68.  CORNING PACT, Inc. (Pennsylvania)                        100.00  (66)

69.  G.H.B.A. (Dublin) Limited (Ireland)                      100.00  (66)

70.  CORNING Besselaar Limited (Switzerland)                  100.00  (65)

71.  CORNING Besselaar A.G. (Switzerland)                     100.00  (65)

72.  G.H. Besselaar Associates GmbH (Germany)                 100.00  (65)

73.  CORNING Besselaar Pty. Ltd. (Australia)                  100.00  (65)

74.  CORNING Besselaar S.A. (Belgium)                         100.00  (65)

75.  CORNING Besselaar SARL (France)                          100.00  (74)

76.  Hazleton Corporation (Washington)                        100.00  (65)

77.  CORNING Hazleton, Inc. (Delaware)                        100.00  (76)

78.  Hazleton Laboratories Canada, Ltd. (Canada)              100.00  (77)

79.  HRP, Inc. (Pennsylvania)                                 100.00  (76)

80.  CORNING SciCor, Inc. (Delaware)                          100.00  (65)

81.  CORNING SciCor Limited Partnership (Indiana)              99.00  (80)

                                                                1.00  (65)

82.  CORNING SciCor S.A. (Switzerland)                        100.00  (80)

83.  Corning Pharmaceutical Services Ltd. (United Kingdom)    100.00  (65)

84.  CORNING Besselaar Ltd. (United Kingdom)                  100.00  (83)

85.  CORNING Besselaar CRU Ltd. (United Kingdom)              100.00  (84)

86.  CORNING Hazleton Ltd. (United Kingdom)                   100.00  (83)

87.  Hazpen Trustees Ltd. (United Kingdom)                    100.00  (86)

88.  CORNING Microtest Research Ltd. (United Kingdom)         100.00  (86)

89.  CORNING National Packaging, Inc. (Pennsylvania)          100.00  (65)

90.  CORNING Bio Inc. (Delaware)                               76.00  (51)

91.  MetPath New England Inc. (Massachusetts)                 100.00  (52)

92.  Corning Clinical Laboratories, Inc. (Massachusetts)      100.00  (52)

93.  Trans United Casualty and Indemnity Insurance Company (Cayman Islands)

100.00                                                       (52)



ITEM 14(C) EXHIBIT #21 (CONTINUED)



SUBSIDIARIES OF THE REGISTRANT AS OF DECEMBER 31, 1995 ARE LISTED BELOW:



                                                       Percentage of

                                              Corp. voting securities

No.               Name                                    owned by (Corp. No.)

------------------------------------------------------------------------------



94.  Corning Clinical Laboratories Inc. (Maryland)            100.00  (51)

95.  Diagnostic Reference Services Inc. (Maryland)            100.00  (94)

96.  Pathology Building Partnership (Maryland)                 50.00  (94)

                                                               50.00  (95)

97.  Pharmaceutical Laboratory Services, Inc. (Maryland)      100.00  (51)

98.  Corning Nichols Institute (California)                   100.00  (51)

99.  Nichols Institute Diagnostics (California)               100.00  (51)

100. Nichols Institute Sales Corporation (Virgin Islands)     100.00  (99)

101. Nichols Institute Diagnostics Limited (United Kingdom)   100.00  (51)

102. Nichols Institute Diagnostics Trading S.A. (Switzerland) 100.00  (51)

103. Nichols Institute Diagnostika GmbH (Germany)             100.00  (51)

104. Nichols Institute International Holding B.V. (Netherlands)100.00 (51)

105. Nichols Institute Diagnostics B.V. (Netherlands)         100.00 (104)

106. Nomad-Massachusetts, Inc. (Massachusetts)                100.00  (52)

107. Analisis S.A. (Mexico)                                   100.00 (106)

108. Laboratorios Clinicos de Mexico, S.A. de C.V. (Mexico)   100.00 (106)

109. Laboratorios de Analisis Biomedicos, S.A. (Mexico)       100.00 (106)

110. Laboratorios de Frontera Polanco, S.A. de C.V. (Mexico)  100.00 (106)

111. CORNING Hazleton GmbH (Germany)                          100.00  (76)



Companies accounted for under the equity method:



112. CALP S.p.A. (Italy)                                       23.10  (4)

113. EuroKera S.N.C. (France)                                  50.00  (5)

114. Keraglass (France)                                        50.00  (5)

115. Morgane S.A. (France)                                     40.00  (5)

116. Samcor Glass Limited (India)                              30.00  (5)

                                                               10.00  (15)

                                                                5.00 (132)

117. Sicover, S.A. (France)                                    50.00  (5)

118. Siecor GmbH (Germany)                                     50.00  (6)

119. Siecor GmbH & Co. KG (Germany)                            50.00  (6)

120. International Hau-Mei Glass Engineering Co., Ltd.

      (Peoples Republic of China)                              50.00  (4)

121. Optical Waveguides Australia Pty. Ltd. (Australia)        50.00  (4)

122. Pittsburgh Corning Europe N.V. (Belgium)                  50.00  (4)

123. Deutsche Pittsburgh Corning GmbH (Germany)               100.00 (122)

124. Pittsburgh Corning France SARL (France)                  100.00 (122)

125. Pittsburgh Corning GmbH (Austria)                        100.00 (122)

126. Pittsburgh Corning Nederland B.V. (Netherlands)          100.00 (122)

127. Pittsburgh Corning Scandinavia AB (Sweden)               100.00 (122)

128. Pittsburgh Corning (Schweiz) A.G. (Switzerland)          100.00 (122)

129. Pittsburgh Corning (U.K.) Ltd. (United Kingdom)           99.00 (122)

130. Shanghai Corning Engineering Corporation Ltd.

     (Peoples Republic of China)                               50.00  (4)

131. Optical Fibres (United Kingdom)                           50.00  (10)

132. Samsung-Corning Co., Ltd. (Korea)                         50.00  (4)

133. Samsung Corning Company (Malaysia) SDN BHD                70.00 (132)

134. Samsung Corning (Deutschland) GmbH (Germany)             100.00 (132)

135. Samsung Ferrite Tianjin Co. (Peoples Republic of China)  100.00 (132)

136. N-Cor, Ltd. (Japan)                                       50.00  (15)

137. ACOR Programs, Inc. (Delaware)                            42.00  (1)

138. CeraMem Separations, Inc. (Delaware)                      19.00  (1)

SUBSIDIARIES OF THE REGISTRANT AS OF DECEMBER 31, 1995 ARE LISTED BELOW:



                                                             Percentage of

                                                        Corp. voting securities

No.               Name                                   owned by (Corp. No.)

-------------------------------------------------------------------------------

139. Cormetech, Inc. (Delaware)                                50.00  (1)

140. American Video Glass Company (Delaware)                   50.00  (17)

141. Watkins Glen International, Inc. (New York)               50.00  (36)

142. Corporate Venture Partners (Delaware)                     26.58  (1)

143. Samsung Corning Precision Glass Co., Ltd. (Korea)         50.00  (1)

144. Corsam Glasstec R&D Center (Delaware)                     50.00  (1)

                                                               50.00 (132)

145. Doan Associates (Michigan)                                20.00  (1)

146. Dow Corning Corporation (Michigan)                        50.00  (1)

147. Eurokera North America, Inc. (Delaware)                   50.00  (1)

148. Fairfield Venture Partners II, L.P. (Connecticut)         58.69  (1)

149. Fiber Sensys, Inc. (Oregon)                               46.97  (1)

150. Molecular Simulations, Inc. (Delaware)                    55.00  (1)

151. Biosym Technologies, Inc. (California)                   100.00 (150)

152. Biosym Technologies GmbH (Germany)                       100.00 (151)

153. Biosym Technologies Ltd. (United Kingdom)                100.00 (151)

154. Biosym Technologies SARL (France)                        100.00 (151)

155. MDL Information Systems, Inc. (California)                 5.80  (1)

156. Pittsburgh Corning Corporation (Pennsylvania)             50.00  (1)

157. U.S. Conec, Ltd. (Delaware)                               50.00  (40)

158. Steuben Partners, L.P. (Connecticut)                      21.88  (1)

159. Surgical Eye Enterprises L.P. (Pennsylvania)              50.00  (56)

160. Surgical Eye Institute L.P. (Pennsylvania)                50.00 (159)

161. Clinical Pathology Institute (Pennsylvania)               33.33  (56)

162. Nevillewood L.P. (Pennsylvania)                           29.08  (56)

163. Pharmakon Research & Development (Pennsylvania)           25.00  (56)

164. Hazleton Clinical Research Institute Inc. (Delaware)      50.00 (163)

165. Bio-Imaging Technologies, Inc. (New Jersey)               37.30  (65)

166. Quanterra Incorporated (Delaware)                         50.00  (52)

167. Home Access Health Corp. (Delaware)                       35.00  (52)

168. Servicios de Laboratorio, S.A. de C.V. (Mexico)          100.00 (108)



As explained on page 21, financial statements of companies accounted for under the equity method, except Dow Corning Corporation, are omitted.  Summary financial information on Corning's equity basis companies is included in Note

4, appearing on pages 33 through 35, in this Annual Report on Form 10-K.

ITEM 14(C) EXHIBIT #23



CONSENT OF INDEPENDENT ACCOUNTANTS





~Price~Waterhouse~LLP

~



We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-8 (Nos. 2-77248, 33-

12605, 33-25162, 33-30575, 33-30815, 33-47133, 33-53272, 33-62682, 33-50201, 33-

55345, 33-57742, 33-34602, 33-58193, 33-63887, 33-18329 and 33-3036) and Form S-

3 (Nos. 33-12951, 33-28917, 33-49903, 33-53821, 33-56887 and 333-441) of

Corning Incorporated of our report dated January 22, 1996, appearing on page 24 of this Form 10-K and our report relating to the Dow Corning Corporation financial statements dated January 19, 1996, appearing on page 55 of this Form

10-K.





/s/ Price Waterhouse LLP

1177 Avenue of the Americas

New York, New York  10036



March 6, 1996

The following exhibits are included only in copies of the 1995 Annual Report on

Form 10-K filed with Securities and Exchange Commission.



            Exhibit #24       Powers of Attorney



            Exhibit #27       Financial Data Schedule



Copies of these exhibits may be obtained by writing to Mr. A. John Peck, Jr.,

secretary, Corning Incorporated, HQ-E2-A14, Corning, New York  14831.