Form 10-Q
period 1996-03-31
CORNING INC /NY
filed 1996-04-17
CIK 24741

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 1996
                                ------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

                         Commission file number 1-3247
                                                 ------



                             CORNING INCORPORATED
                               --------------------
                                 (Registrant)


                New York                             16-0393470
    ----------------------------------         ----------------------------
    (State of incorporation)              (I.R.S. Employer Identification No.)


  One Riverfront Plaza, Corning, New York               14831
   ----------------------------------------         ----------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  607-974-9000
                                                      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                              Yes   X     No
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

229,938,648 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of April 15, 1996.

                        PART I - FINANCIAL INFORMATION
                          ------------------------------


ITEM 1. FINANCIAL STATEMENTS
- ----------------------------

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page
                                                                 ---

 Consolidated Statements of Income for the three months
   ended March 31, 1996 and for the twelve weeks
   ended March 26, 1995                                          3

 Consolidated Balance Sheets at March 31, 1996
   and December 31, 1995                                         4

 Consolidated Statements of Cash Flows for the
   three months ended March 31, 1996 and for the
   twelve weeks ended March 26, 1995                             5

 Notes to Consolidated Financial Statements                      6


The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant or its independent accountants and should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended December 31, 1995.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

                                                 Three MonthsTwelve Weeks
                                                    Ended        Ended
                                                  March 31,    March 26,
                                                     1996        1995*
                                                    --------     --------
REVENUES
 Net sales                                         $1,352.6     $1,116.1
 Royalty, interest, and dividend income                8.8           6.9
                                                     -------      -------
                                                   1,361.4       1,123.0
DEDUCTIONS
 Cost of sales                                       873.2         713.6
 Selling, general, and administrative expenses       283.3         221.5
 Research and development expenses                    46.1          38.6
 Interest expense                                     29.8          26.0
 Other, net                                            8.1          15.4
                                                     -------      -------

Income before taxes on income                        120.9         107.9
Taxes on income                                       44.8          39.9
                                                     -------      -------
Income before minority interest and
 equity earnings                                      76.1          68.0
Minority interest in earnings of subsidiaries        (12.5)        (11.3)
Dividends on convertible preferred securities
  of subsidiary                                       (3.4)         (3.2)
Equity in earnings of associated companies:
 Other than Dow Corning Corporation                   11.6           8.4
 Dow Corning Corporation                                            17.5
                                                     ------       -------

NET INCOME                                         $  71.8      $   79.4
                                                     =======      =======

PER COMMON SHARE:
NET INCOME                                         $   0.31     $   0.35
                                                     =======      =======

DIVIDENDS DECLARED                                 $   0.18     $   0.18
                                                     =======      =======

WEIGHTED AVERAGE SHARES OUTSTANDING                  227.2         225.4
                                                     =======      =======

The accompanying notes are an integral part of these statements.



* Reclassified to conform to 1996 presentation.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares and per-share amounts)

                                                  March 31,  December 31,
                    ASSETS                           1996        1995
                      ------                        --------     --------
CURRENT ASSETS
 Cash                                              $ 106.8      $   84.6
 Short-term investments, at cost which
   approximates market value                          57.5         130.3
 Accounts receivable, net of doubtful
   accounts and allowances - $161.9/1996;
   $181.3/year-end 1995                              971.4         932.4
 Inventories                                         515.0         467.8
 Deferred taxes on income and other
   current assets                                    216.1         219.2
                                                     -------      -------
     Total current assets                          1,866.8       1,834.3
                                                     -------      -------

INVESTMENTS
 Associated companies, at equity                     320.2         344.2
 Others, at cost                                      29.0          31.9
                                                     -------      -------
                                                     349.2         376.1
                                                     -------      -------

PLANT AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                          2,115.7       2,031.6

GOODWILL AND OTHER INTANGIBLE ASSETS,
 NET OF ACCUMULATED AMORTIZATION -
   $251.0/1996; $232.2/year-end 1995               1,420.9       1,416.1

OTHER ASSETS                                         304.5         329.0
                                                     -------      -------
                                                   $6,057.1     $5,987.1
                                                     =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
  -----------------------------------

CURRENT LIABILITIES
 Loans payable                                     $ 271.3      $  146.0
 Accounts payable                                    189.4         255.2
 Other accrued liabilities                           725.2         763.9
                                                     -------      -------
     Total current liabilities                     1,185.9       1,165.1
                                                     -------      ------

OTHER LIABILITIES                                    671.7         664.9
LOANS PAYABLE BEYOND ONE YEAR                      1,385.8       1,393.0
MINORITY INTEREST IN SUBSIDIARY COMPANIES            290.9         272.5
CONVERTIBLE PREFERRED SECURITIES OF
 SUBSIDIARY                                          364.8         364.7
CONVERTIBLE PREFERRED STOCK                           23.6          23.9
COMMON STOCKHOLDERS' EQUITY
 Common stock, including excess over par
  value and other capital -
   Par value $0.50 per share; Shares
  authorized: 500 million;
   Shares issued: 258.9 million/1996 and
  258.6 million/year-end 1995                      1,135.4       1,113.0
 Retained earnings                                 1,519.2       1,496.5
 Less cost of 29.2 million/1996 and 28.8
  million/year-end 1995 shares
   of common stock in treasury                      (576.4)       (563.0)
 Cumulative translation adjustment                    56.2          56.5
                                                    -------      -------
     Total common stockholders' equity              2,134.4      2,103.0
                                                    -------      -------
                                                    $6,057.1    $5,987.1
                                                    =======      =======

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                 Three MonthsTwelve Weeks
                                                    Ended        Ended
                                                  March 31,    March 26,
                                                     1996        1995*
                                                    --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $  71.8      $   79.4
 Adjustments to reconcile net income
 to net cash used in operations:
   Depreciation and amortization                     109.1          88.1
   Equity in earnings of associated companies,
  other than Dow Corning
     Corporation, in excess of dividends received    (10.7)         (7.2)
   Equity in earnings of Dow Corning Corporation                   (17.5)
   Minority interest in earnings of subsidiaries
     in excess of dividends paid                       4.7          11.3
   Loss (gain) on disposition of
  properties and investments                          (3.0)          2.1
   Deferred tax (benefit) provision                  (12.1)          4.2
   Other                                              10.0           4.2
   Changes in operating assets and liabilities:
   Accounts receivable                                10.8         (10.8)
   Inventory                                         (44.1)        (44.7)
   Deferred taxes and other current assets            12.5         (14.5)
   Accounts payable and other current liabilities    (99.9)       (122.3)
                                                     -------      -------
     NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                       49.1         (27.7)
                                                     -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant and equipment                   (111.5)        (65.5)
 Acquisitions of businesses, net                     (30.0)        (25.5)
 Net proceeds from disposition of
  properties and investments                           7.2           2.4
 (Increase) decrease in long-term investments          1.9          (6.6)
 Other, net                                             .5          (7.9)
                                                     -------      -------
     NET CASH USED IN INVESTING ACTIVITIES          (131.9)       (103.1)
                                                     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                     114.0          79.0
 Repayments of loans                                 (20.4)        (13.3)
 Proceeds from issuance of common stock                5.6           5.1
 Repurchases of common stock                          (6.7)         (2.3)
 Dividends paid                                      (41.5)
                                                     -------      ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES        51.0          68.5
                                                     -------      -------

Effect of exchange rates on cash                      (1.3)         (4.2)
                                                     -------      -------
Effect of accounting calendar change on cash         (17.5)
                                                     -------       ------
Net change in cash and cash equivalents              (50.6)        (66.5)
Cash and cash equivalents at beginning of year       214.9         161.3
                                                     -------      -------

CASH AND CASH EQUIVALENTS AT END OF QUARTER        $ 164.3      $   94.8
                                                     =======      =======

SUPPLEMENTAL DATA:
Income taxes paid                                  $  15.5      $    8.8
                                                     =======      =======

Interest paid                                      $  36.4      $   31.5
                                                     =======      =======

The accompanying notes are an integral part of these statements.

*Reclassified to conform to 1996 presentation.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Effective January 1, 1996, Corning made several changes to its accounting calendar to make Corning's results more comparable with other companies and to enable Corning to report results of certain subsidiaries on a more current basis.

       First, Corning adopted an annual reporting calendar. Previously Corning operated on a fiscal year ending on the Sunday nearest December 31. As a result, Corning's 1996 quarters will include results for three calendar months while Corning's quarters previously included results for 12 weeks (16 weeks in the third quarter).

       Second, Corning's 1996 quarters will include three months of operations for all significant subsidiaries and affiliates. Previously, certain subsidiaries reported two months of results in the first quarter and four months of results in the third quarter.

       Third, Corning Life Sciences Inc. and certain other consolidated subsidiaries that previously reported on a fiscal year ending November 30 adopted a calendar year end. The December 1995 net loss of these subsidiaries totaled $7.7 million and was recorded in retained earnings in the first quarter of 1996.

     This change will not affect the comparability of Corning's 1995 and 1996 annual results. It will, however, cause a shift in results between the quarters, primarily increasing the first quarter and decreasing the third quarter reported results. Corning did not restate its quarterly historical financial statements because financial information as of calendar quarter ends was not readily available. Management's analysis of the impact of this change on quarterly results is included in Management's Discussion and Analysis beginning on page 8.

(2) Earnings per common share are computed by dividing net income less dividends on Series B preferred stock by the weighted average of common shares outstanding during each period. Series B preferred dividends amounted to $0.5 million in the first quarters of 1996 and 1995. The weighted average of common shares outstanding for the first quarter were
     227.2 million and 225.4 million for 1996 and 1995, respectively. The weighted average of common shares outstanding for earnings per share calculations does not include shares held by the Corning Stock Ownership Trust which totaled 2.4 million and 2.7 million shares in the first quarter of 1996 and 1995, respectively. Common stock equivalents are not included in the earnings per share computation because they do not result in material dilution.

     Common dividends of $41.0 million were declared in the first quarter 1996, compared with $41.1 million for the same period in 1995.

(3) In January 1996, Corning and International Technology Corporation signed an agreement whereby Corning increased its ownership in Quanterra Incorporated from 50% to 81% in exchange for an investment of approximately $20 million. As a result of this transaction, Corning began consolidating Quanterra's results beginning in the first quarter of 1996. Quanterra provides environmental testing and related services.

(4) In March 1996, Corning sold substantially all of its equity investment in CALP S.p.A. for approximately $28 million. The gain recognized on this transaction was not material.

(5) On May 15, 1995, Dow Corning Corporation (a fifty-percent owned equity affiliate) voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code as a result of several negative developments related to the breast-implant litigation. Corning management believes that it is impossible to predict if and when Dow Corning will successfully emerge from the Chapter 11 proceedings. As a result, Corning fully reserved its investment in Dow Corning in the second quarter of 1995.

     Corning also discontinued recognition of equity earnings from Dow Corning beginning in the second quarter of 1995. Corning recognized equity earnings from Dow Corning of $17.5 million in the first quarter of 1995. Summarized income statement information for Dow Corning is not presented because Corning has discontinued recognition of equity in earnings.

(6) As described in Note 8 to Corning's 1995 consolidated financial statements included in its Annual Report on Form 10-K, Corning recorded charges for restructuring and acquisition integration plans in previous years. Reserves relating to these programs totaled approximately $70.2 million and $59.6 million at December 31, 1995 and March 31, 1996, respectively. Management believes that the costs of the restructuring and integration plans will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring plans.

(7) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                  March 31,  December 31,
                                                     1996        1995
                                                    --------     --------
     Finished goods                               $  214.2     $   208.8
     Work in process                                 171.1         135.7
     Raw materials and accessories                    90.9          88.2
     Supplies and packing materials                   91.8          87.7
                                                     -------      -------
     Total inventories valued at current cost        568.0         520.4
     Reduction to LIFO valuation                     (53.0)        (52.6)
                                                     -------      -------
                                                  $  515.0     $   467.8
                                                    =======      =======

(8) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                                  March 31,  December 31,
                                                     1996        1995
                                                    --------     --------
     Land                                         $   65.8     $    64.8
     Buildings                                     1,006.4         960.9
     Equipment                                     3,140.9       2,922.2
     Accumulated depreciation                      (2,097.4)    (1,916.3)
                                                     -------      -------
                                                  $2,115.7     $ 2,031.6
                                                    =======      =======

ITEM 2.
 ------

                    Management's Discussion and Analysis of
                      --------------------------------------
                 Financial Condition and Results of Operations
                   --------------------------------------------

                             Results of Operations
                               --------------------


Net sales for the first quarter 1996 and 1995 totaled $1.35 billion and $1.12 billion, respectively. Net income for the first quarter 1996 totaled $71.8 million, or $0.31 per share, compared with the net income of $79.4 million, or $0.35 per share, in the first quarter of 1995. The comparability of Corning's first quarter sales and earnings to the prior year has been significantly impacted by the changes to Corning's accounting calendar as discussed in Note
(1) of the Notes to Consolidated Financial Statements and Corning's decision to fully reserve its investment in and discontinue recognition of equity earnings from Dow Corning Corporation in the second quarter of 1995 as discussed in Note
(5) of the Notes to Consolidated Financial Statements.

To provide a basis against which to evaluate 1996 quarterly results, pro forma estimates of 1995 quarterly results as if the calendar change had occurred at the beginning of 1995 were prepared. The pro forma estimates were prepared by pro-rating 1995 results for twelve or sixteen week periods into calendar month quarters and by shifting monthly results of subsidiaries and affiliates between quarters to reflect the new accounting calendar. Management believes that the impact of the change on Corning's balance sheet and cash flow is not material.

The following table presents unaudited pro forma estimates of results for the first quarter 1995 as if the accounting calendar changes had occurred at the beginning of 1995. First quarter 1995 (twelve weeks) and first quarter 1996 (three months) results are presented in the table for comparative purposes (in millions except per-share amounts):


                                     Twelve        Three       Three
                                  Weeks Ended  Months Ended Months Ended
                                 March 26, 1995March 31, 1995March 31, 1996
                                 (as reported)  (pro forma)(as reported)
                                   ------------   ---------- ------------

Sales                               $1,116.1      $1,279.0     $1,352.6
                                       =======      =======      =======
Net income
  Before Dow Corning Corporation    $ 61.9        $ 82.9       $71.8
  Equity in earnings of Dow
  Corning Corporation                 17.5          17.5
                                       -----        -----        -----
Net income                          $ 79.4        $100.4       $71.8
                                       =====        =====        =====

Net income per common share
  Before Dow Corning Corporation    $ 0.27        $ 0.36       $0.31
  Equity in earnings of Dow Corning
  Corporation                         0.08          0.08
                                       -----        -----        -----
Net income per common share         $ 0.35        $ 0.44       $0.31
                                       =====        =====        =====


The following discussion and analysis of the consolidated and segment results and equity earnings are based on comparisons between the 1996 reported and the 1995 pro forma results shown in the above table.

First quarter sales increased 6 percent to $1.35 billion due primarily to strong performance in the worldwide optical fiber, cable and components businesses.

Excluding the impact of Dow Corning Corporation, Corning's 1996 first quarter earnings per share were $0.31 compared with an adjusted $0.36 per share in 1995. Significant earning gains in the opto-electronics and pharmaceutical services businesses were offset by lower earnings in the clinical-laboratory testing business. 9

Segment Overview
 ---------------

Sales in the Specialty Materials segment increased when compared with the same period last year due solely to the consolidation of Quanterra beginning in the first quarter of 1996. Segment earnings were essentially flat as significant earning increases due to manufacturing efficiency gains in most of the segment's businesses were offset by losses at Quanterra.

Sales and earnings in the Communications segment increased significantly due primarily to volume gains and favorable mix in optical fiber and optical cable. The strong results in the opto-electronics businesses were offset somewhat by weak performance in the information-display businesses resulting from market softness and manufacturing inefficiencies.

First quarter sales in the Health Care Services segment were flat. Segment earnings decreased significantly as strong performance in the pharmaceutical-services business was offset by weak performance in the clinical-laboratory testing business. Despite improvement in certain operating trends in the first quarter, the earnings comparisons of the clinical-laboratory testing business will continue to be impacted by adverse market conditions, including pricing pressures and a higher level of bad debt expense, at least through the first half of 1996.

Sales in the Consumer Products segment were up slightly in the first quarter. First quarter earnings were essentially break-even in both 1996 and 1995.

Equity in Earnings
 -----------------
 First quarter 1996 equity in earnings of associated companies totaled $11.6 million. Excluding Dow Corning Corporation, first quarter 1996 equity earnings declined from the same period last year. Strong performance from optical fiber equity companies was offset by lower results at Samsung-Corning Company Ltd., primarily due to scheduled glass furnace repairs and continued spending on the global expansion program.



                        Liquidity and Capital Resources
                          ------------------------------

Corning's working capital of $680.9 million at March 31, 1996, increased from $669.2 million at the end of 1995. The ratio of current assets to current liabilities of 1.6 was unchanged from year-end 1995. Corning's long-term debt as a percentage of total capital decreased slightly to 33% at March 31, 1996 from 34% at year-end 1995.

Cash and short-term investments declined from year-end 1995 by $50.6 million primarily due to investing activities which used cash of $131.9 million offset by operating and financing activities which provided cash of $49.1 and 51.0 million, respectively. Net cash provided by operating activities increased in the first quarter 1996 compared to the same period in 1995 primarily due to a lower use of cash for working capital changes. Net cash used in investing activities increased in the first quarter 1996 due to a higher level of additions to plant and equipment. Net cash provided by financing activities decreased in the first quarter 1996 as net borrowings were more than offset by the payment of dividends in the first quarter of 1996.

                          Part II - Other Information
                          --------------------------
ITEM 1.  LEGAL PROCEEDINGS


There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 19 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $21 million for its estimated liability for environmental cleanup and litigation at March 31, 1996.

Breast-implant Litigation. On May 15, 1995, Dow Corning Corporation sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The effect of the bankruptcy, which is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan), is to stay the prosecution against Dow Corning of the 45 purported breast-implant product liability class action lawsuits and its approximately 19,000 breast-implant product liability lawsuits. In June 1995, Dow Corning and its shareholders (Corning and The Dow Chemical Company) attempted to remove various state court implant lawsuits against itself and its shareholders to federal court, and to transfer these cases to the United States District Court for the Eastern District of Michigan, Southern District (the "Michigan Federal Court"). The transfer motion also contemplated a trial of the consolidated, transferred cases on the "common issue" of whether silicones cause diseases as alleged by plaintiffs. On September 12, 1995 Judge Hood of the Michigan Federal Court issued an order granting the motion to transfer the Dow Corning cases to federal court, but denying the motion to the extent it requested the transfer of cases against Dow Corning's shareholders to her court. Judge Hood also denied the motion for the purpose of holding one causation trial prior to the estimation process by the Bankruptcy Court, but without prejudice to subsequent motions for one or more such trials to assist in the bankruptcy estimation process. Subsequently Dow Corning, Corning and Dow Chemical filed an appeal from Judge Hood's order to the United States Court of Appeals for the Sixth Circuit. On April 9, 1996, the Sixth Circuit ruled that the Michigan Federal Court had "related to" jurisdiction over the cases against Dow Corning's shareholders and remanded the case to Judge Hood for further proceedings on the issue of abstention.

In March 1994, Dow Corning along with other defendants and representatives of breast-implant litigation plaintiffs signed a breast-implant litigation settlement agreement (the "Global Settlement") under which industry participants would contribute $4.2 billion over a period of more than thirty years to establish several special purpose funds. Corning was not a signatory or contributor to the Global Settlement. The Global Settlement, if implemented, would have provided for a claims-based structured resolution of claims arising out of silicone breast-implants and defined periods during which breast-implant plaintiffs could "opt out" of the settlement and instead continue their individual breast-implant litigation against manufacturers and other defendants. On October 10, 1995, the United States District Court for the Northern District of Alabama entered an order declaring that claimants participating in the Global Settlement would have an additional right to opt-out of that settlement after November 30, 1995. Those who do opt-out will have the right to pursue individual lawsuits. The Global Settlement has been effectively terminated. Another, more limited settlement involving other defendant manufacturers is being considered by the plaintiffs.

Despite the bankruptcy filing of Dow Corning, Corning continues to be a defendant in two types of cases previously reported involving the silicone-gel breast-implant products or materials formerly manufactured or supplied by Dow Corning or a Dow Corning subsidiary. These cases include (1) several purported federal securities class action lawsuits and shareholder derivative lawsuits filed in the United States District Court for the Southern District of New York against Corning by shareholders of Corning alleging, among other things, misrepresentations and omissions of material facts, breach of duty to shareholders and waste of corporate assets relative to the silicone-gel breast-implant business conducted by Dow Corning and (2) multiple lawsuits filed in various state courts against Corning and others (including Dow Corning) by persons claiming injury from the silicone-gel breast-implant products or materials formerly manufactured by Dow Corning or a Dow Corning subsidiary. Several of the state court suits have been styled as class actions and others involve multiple plaintiffs.

As of March 31, 1996, Corning had been named in approximately 11,400 state and federal tort lawsuits. More than 4,300 tort lawsuits filed against Corning in federal courts were consolidated in the United States District Court, Northern
District of Alabama.   On April 25, 1995 that District Court issued a final
order dismissing Corning from those federal consolidated breast-implant cases. The plaintiffs appealed the dismissal order but on January 17, 1996 voluntarily withdrew their appeal. Certain state court tort cases against Corning were also consolidated in various states for the purposes of discovery and pretrial matters. During 1994 and 1995, Corning made several motions for summary judgment in state courts and judges have dismissed Corning from over 6,400 tort cases filed in California, Connecticut, Indiana, Michigan, Mississippi, New Jersey, New Mexico, New York, Pennsylvania, Tennessee and Dallas, Harris and Travis Counties in Texas, some of which are on appeal. Corning's motions seeking dismissal remain pending, and continue to be filed, in various other states. In certain Texas tort cases, Dow Chemical and Corning have each filed cross claims against each other and against Dow Corning.

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

During August 1993, MetPath, MetWest and Damon (which was acquired by Corning earlier that month) together with other participants in the industry received subpoenas from the Inspector General seeking information regarding their practices with respect to 14 enumerated tests offered in conjunction with automatic chemical test panels. MetPath, MetWest and Damon submitted information pursuant to these subpoenas and the investigation into MetPath and MetWest has been closed. Damon was also served with two additional subpoenas in November 1994 and January 1995 from the Inspector General and was directed by the U.S. Attorney's office in Boston, to which its investigation has been referred, to submit additional information in response to the August 1993 subpoena. The November subpoena supplements the August 1993 subpoena and requires the submission of supplemental information. The January subpoena seeks information regarding the addition of the 14 enumerated tests to organ function profiles rather than the automated multichannel chemistry profiles as in earlier subpoenas. Damon has completed its production to each of the foregoing subpoenas. In March 1995, Damon received a subpoena from the Department of Defense Criminal Investigative Service on behalf of CHAMPUS, apparently covering the same practices as the earlier subpoenas. Compliance with that subpoena has been completed. In August 1995, Corning Clinical Laboratories Inc. ("CCL", previously MetPath) and Damon received subpoenas from the Inspector General seeking documents with regard to 14 current procedural terminology, or CPT, codes used to bill Medicare, Medicaid and other payers for certain hematology tests. CCL and Damon are complying with these subpoenas.

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

In May 1994, MetPath received a subpoena from the Inspector General and a subpoena from a federal grand jury, both investigating billing for tests not performed or reported for which MetPath had voluntarily made corrective payments in 1993. The civil matter was concluded by a payment by Corning Life Sciences Inc. of $8.6 million, and the criminal investigation was closed. The possibility of additional action by the Inspector General or other federal agencies and claims or settlements with parties other than DOJ and the Inspector General cannot be excluded. In September 1995, CCL began voluntarily providing documents and information to the DOJ concerning CCL's efforts to detect and correct billings for tests not reported or performed. As part of these activities, which are ongoing, CCL made certain payments to the United States in August 1995 and in March 1996. In December 1995, CCL received a subpoena from the Inspector General seeking information as to CCL policies in instances in which specimens were received by the laboratory without specific test requisitions. Compliance with the subpoena is ongoing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
 ------   --------------------------------

     (a)  Exhibits

          See the Exhibit Index which is located on page 14.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated January 22, 1996, was filed in connection with the Registrant's medium-term notes facility. The Registrant's fourth quarter earnings press release of January 22, 1996 was filed as an exhibit to this Form 8-K.

          A report on Form 8-K dated February 15, 1996 which detailed the impact of Corning's accounting calendar change effective January 1, 1996.

Other items under Part II are not applicable.

                                  SIGNATURES
                                    ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CORNING INCORPORATED
                             ---------------------------------------------
                                            (Registrant)





     April 17, 1996                     /s/JAMES R. HOUGHTON
   --------------------------               ------------------------------
     Date                                James R. Houghton
                                         Chairman and Chief Executive Officer





     April 17, 1996                      /s/VAN C. CAMPBELL
   --------------------------                ----------------------------
     Date                                 Van. C. Campbell
                                       Vice Chairman and Chief Financial Officer




     April 17, 1996                    /s/KATHERINE A. ASBECK
   --------------------------           ---------------------------------
     Date                               Katherine A. Asbeck
                                        Chief Accounting Officer

                             CORNING INCORPORATED
                               --------------------

                                 EXHIBIT INDEX
                                   ------------

                    This exhibit is numbered in accordance
              with Exhibit Table I of item 601 of Regulation S-K


                                                       Page number
                                                       in manually
      Exhibit #                 Description          signed original
        --------                  ----------           --------------

          12              Computation of ratio of         15
                        earnings to combined fixed