Form 10-Q
period 1996-06-30
CORNING INC /NY
filed 1996-07-22
CIK 24741

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996
                              ------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

                         Commission file number 1-3247
                                                ------



                             CORNING INCORPORATED
                              --------------------
                                 (Registrant)


                    New York                  16-0393470
     -----------------------                ------------
     (State of incorporation)             (I.R.S. Employer Identification No.)


       One Riverfront Plaza, Corning, New York              14831
   -------------------------------------------              -----
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  607-974-9000
                                                     ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                                Yes   X           No
                                     ----            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

230,097,286 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of July 11, 1996.

                        PART I - FINANCIALINFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                                            Page
                                                                            ---
- -

  Consolidated Statements of Income for the six months and
     three months ended June 30, 1996 and for the twenty-four
     and twelve weeks ended June 18, 1995                                    3

  Consolidated Balance Sheets at June 30, 1996
     and December 31, 1995                                                   4

  Consolidated Statements of Cash Flows for the six months
     ended June 30, 1996 and for the twenty-four weeks
     ended June 18, 1995                                                     5

  Notes to Consolidated Financial Statements                                 6


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


CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)


                                             Six Months Twenty-Four   Three Months  Twelve
                                               Ended    Weeks Ended      Ended   Weeks Ended
                                              June 30,    June 18,      June 30,   June 18,
                                                1996        1995          1996       1995
                                             --------    ---------     ---------   ---------
REVENUES
  Net sales                                  $1,751.3    $ 1,397.0      $  913.7   $  764.8
  Royalty, interest, and dividend income         15.0         14.6           7.0        8.2
                                             --------    ---------      --------      -----
                                              1,766.3      1,411.6         920.7      773.0

DEDUCTIONS
  Cost of sales                               1,085.7        867.2         568.7      474.8
  Selling, general and administrative
    expenses                                    306.8        241.0         148.4      124.9
  Research and development expenses              90.2         77.4          44.9       39.9
  Provision for restructuring and
     other special charges                                    26.5                     26.5
  Interest expense                               36.0         31.6          18.3       16.8
  Other, net                                     11.2          9.7           4.1        1.8
                                             --------    ---------      -------        ----

Income from continuing operations before
  taxes on income                               236.4        158.2         136.3       88.3
Taxes on income from continuing operations       79.2         47.9          45.7       25.1
                                             --------    ---------      --------   -------
Income from continuing operations
  before minority  interest and
  equity earnings                               157.2        110.3          90.6       63.2
Minority interest in earnings of
  subsidiaries                                  (28.0)       (28.3)        (15.8)     (17.3)
Dividends on convertible preferred
  securities of subsidiary                       (6.9)        (6.3)         (3.5)      (3.1)
Equity in earnings (losses) of
  associated companies:
     Other than Dow Corning Corporation          34.1         29.4          22.5       21.0
     Dow Corning Corporation                                (348.0)                  (365.5)
                                             --------    ---------      --------   --------
Income (loss) from continuing operations        156.4       (242.9)         93.8     (301.7)
Income (loss) from discontinued operations,
  net of income taxes                           (47.6)        25.1         (56.8)       4.5
                                             --------    --------       --------   --------

NET INCOME (LOSS)                            $  108.8    $  (217.8)     $   37.0   $ (297.2)
                                             ========    =========      ========   ========

PER COMMON SHARE:
  Continuing operations                      $   0.68    $   (1.08)     $   0.41   $   (1.34)
  Discontinued operations                       (0.21)        0.11         (0.25)       0.02
                                             --------    --------       --------   ---------
NET INCOME (LOSS)                            $   0.47    $   (0.97)     $   0.16   $   (1.32)
                                             ========    =========      ========   =========
DIVIDENDS DECLARED                           $   0.36    $    0.36      $   0.18   $    0.18
                                             ========    =========      ========   =========

WEIGHTED AVERAGE SHARES OUTSTANDING             227.3        225.9         227.3      226.3
                                             ========    =========      ========   ========


The accompanying notes are an integral part of these statements.


CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares and per-share amounts)

                                                              June 30,     December 31,
                         ASSETS                                 1996           1995
                         ------                              ----------      ---------
CURRENT ASSETS
  Cash                                                        $   66.5       $    72.4
  Short-term investments, at cost which
    approximates market value                                     55.7           115.2
  Accounts receivable, net of doubtful
    accounts and allowances - $22.4/1996;
    $24.3/year-end 1995                                          550.9           479.5
  Inventories                                                    501.0           426.5
  Deferred taxes on income and other    current assets           136.5           102.8
                                                              --------       ---------
      Total current assets                                     1,310.6         1,196.4
                                                              --------       ---------

INVESTMENTS
  Associated companies, at equity                                316.3           341.0
  Others, at cost                                                 23.6            23.9
                                                              --------       ---------
                                                                 339.9           364.9
                                                              --------       ---------

PLANT AND EQUIPMENT, AT COST, NET OF
  ACCUMULATED DEPRECIATION                                     1,769.2         1,599.6
GOODWILL AND OTHER INTANGIBLE ASSETS,
  NET OF ACCUMULATED AMORTIZATION -
    $77.2/1996; $68.3/year-end 1995                              347.1           330.8
OTHER ASSETS                                                     273.8           305.3
NET ASSETS OF DISCONTINUED OPERATIONS                          1,736.7         1,664.7
                                                              --------       ---------
                                                              $5,777.3       $ 5,461.7
                                                              ========       =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES
  Loans payable                                               $  415.0       $   143.1
  Accounts payable                                               166.2           202.6
  Other accrued liabilities                                      431.6           396.3
                                                              --------       ---------
      Total current liabilities                                1,012.8           742.0
                                                              --------       ---------

OTHER LIABILITIES                                                634.7           618.3
LOANS PAYABLE BEYOND ONE YEAR                                  1,303.8         1,340.0
MINORITY INTEREST IN SUBSIDIARY COMPANIES                        302.5           269.8
CONVERTIBLE PREFERRED SECURITIES OF
  SUBSIDIARY                                                     364.9           364.7
CONVERTIBLE PREFERRED STOCK                                       23.3            23.9
COMMON STOCKHOLDERS' EQUITY
  Common stock, including excess over par value and
  other capital - Par value $0.50 per share;
  Shares authorized: 500 million; Shares issued:
  259.4 million/1996 and 258.6 million/year-end 1995           1,155.8         1,113.0
  Retained earnings                                            1,514.3         1,496.5
  Less cost of 29.4 million/1996 and 28.8
  million/year-end 1995 shares of common stock
  in treasury                                                   (586.0)         (563.0)
  Cumulative translation adjustment                               51.2            56.5
                                                              --------       ---------
      Total common stockholders' equity                        2,135.3         2,103.0
                                                              --------       ---------
                                                              $5,777.3       $ 5,461.7
                                                              ========       =========

The accompanying notes are an integral part of these statements.



CORNING INCORPORATED AND SUBSIDIARY COMPANIESCONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                             Six Months    Twenty-Four
                                                               Ended       Weeks Ended
                                                              June 30,       June 18,
                                                                1996           1995
                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $  108.8       $  (217.8)
  Adjustments to reconcile net income to net cash
  provided by operating
    activities from continuing operations:
    (Income) loss from discontinued operations                    47.6           (25.1)
    Depreciation and amortization                                141.8           120.2
    Provision for restructuring and other special charges                         26.5
    Equity in earnings of associated companies,
    other than Dow Corning Corporation, in excess
    of dividends received                                        (11.1)           (4.1)
    Equity in losses of Dow Corning Corporation                                  348.0
    Minority interest in earnings of subsidiaries in excess
    of dividends paid                                             15.8            27.9
    Loss (gain) on disposition of properties and investments      (7.4)            5.1
    Deferred tax (benefit) provision                             (22.0)           (6.2)
    Other                                                         (7.7)           14.3
  Changes in operating assets and liabilities:
    Accounts receivable                                          (56.1)            2.5
    Inventory                                                    (72.1)          (85.5)
    Deferred taxes and other current assets                        2.1           (18.9)
    Accounts payable and other current liabilities               (23.4)          (115.3)
                                                              --------       ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES OF
         CONTINUING OPERATIONS                                   116.3            71.6
                                                              --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                              (224.7)         (115.6)
  Acquisitions of businesses, net                                (15.1)
  Net proceeds from disposition of properties and investments     31.4             7.7
  Increase in long-term investments                               (2.5)          (10.2)
  Other, net                                                       7.5             2.0
                                                              --------       ---------
      NET CASH USED IN INVESTING ACTIVITIES OF
         CONTINUING OPERATIONS                                  (203.4)         (116.1)
                                                              --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of loans                                271.6           184.5
  Repayments of loans                                            (58.6)          (10.6)
  Proceeds from issuance of common stock                          12.6            14.1
  Repurchases of common stock                                    (12.6)           (9.1)
  Dividends paid                                                 (83.3)          (41.7)
                                                              --------       ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES OF
         CONTINUING OPERATIONS                                   129.7           137.2
                                                              --------       ---------

Effect of exchange rates on cash                                  (1.5)           (3.9)
                                                              --------       ---------
Effect of accounting calendar change on cash                     (17.5)
                                                              --------       ---------
Cash used in discontinued operations                             (89.0)          (67.1)
                                                              --------       ---------
Net change in cash and cash equivalents                          (65.4)           21.7
Cash and cash equivalents at beginning of year                   187.6           141.1
                                                              --------       ---------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                   $  122.2       $   162.8
                                                              ========       =========

SUPPLEMENTAL DATA:
Income taxes paid                                             $   81.7       $    54.6
                                                              ========       =========

Interest paid                                                 $   52.6       $    53.6
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

     This change will not affect the comparability of Corning's 1995 and 1996 annual results. It will, however, cause a shift in results between the quarters, primarily increasing the first quarter and decreasing the third quarter reported results. Corning did not restate its quarterly historical financial statements for the calendar change because financial information as of calendar quarter ends was not readily available. Management's analysis of the impact of this change on quarterly results is included in Management's Discussion and Analysis beginning on page 10.

(2) Earnings per common share are computed by dividing net income less dividends on Series B preferred stock by the weighted average of common shares outstanding during each period. Series B preferred dividends amounted to $0.5 million and $1.0 million in the second quarter and first half, respectively, in both 1996 and 1995. The weighted average of common shares outstanding for the second quarter and first half of 1996 was 227.3 million, and 226.3 million and 225.9 million, respectively, for the same periods in 1995. The weighted average of common shares outstanding for earnings per share calculations does not include shares held by the Corning Stock Ownership Trust which totaled approximately 2.4 million and
     2.7 million shares during 1996 and 1995, respectively. Common stock equivalents are not included in the earnings per share computation because they do not result in material dilution.

     Common dividends of $41.4 million and $82.4 million were declared in the second quarter and first half of 1996, respectively, compared with $41.3 million and $82.4 million for the same periods in 1995.

(3) In May 1996, Corning's Board of Directors approved a plan to distribute to its shareholders on a pro rata basis all of the shares of Corning Clinical Laboratories Inc. and Corning Pharmaceutical Services Inc. (the "Distributions"). The result of the plan will be the creation of two independent, publicly-owned (but as yet unnamed) companies. Corning has submitted to the Internal Revenue Service a request for a ruling that the Distributions will qualify as tax-free distributions under the Internal Revenue Code of 1986. The final terms of the Distributions, which are subject to approval by Corning's Board of Directors, will be set forth in registration statements to be filed with the Securities and Exchange Commission and in an Information Statement to be distributed to Corning's shareholders. The Distributions are expected to occur by the end of 1996.

     Corning's investment in equity and intercompany debt of the companies to be distributed totaled $1.7 billion at June 30, 1996. Corning currently estimates that, prior to the Distributions, the companies to be distributed will borrow $600 million to $800 million from third-party lenders and repay intercompany debt to Corning, reducing Corning's investment to approximately $900 million to $1.1 billion. Corning's stockholders' equity will be reduced by Corning's investment in these companies at the date of the Distribution. Corning intends to use the proceeds from the repayment of intercompany debt to repay third-party debt, repurchase shares or invest for future strategic uses.

     As a result of the plan to distribute the clinical-laboratory and pharmaceutical-services businesses, Corning's consolidated financial statements and notes thereto report these businesses, which comprised Corning's Health Care Services segment, as discontinued operations. Prior period consolidated financial statements and notes have been restated accordingly.

     Summarized results of Corning's discontinued operations for the first half and second quarter of 1996 and 1995 are as follows:

                                       Six Months  Twenty-Four   Three Months    Twelve
                                         Ended     Weeks Ended      Ended     Weeks Ended
                                     June 30, 1996June 18, 1995 June 30, 1996June 18, 1995
                                     ----------------------------------------------------
     Sales                              $  515.0     $1,016.9                   $  533.0
                                        ========     ========                   ========

     Income before income taxes         $   20.5     $   50.4                   $   12.7
     Provision for income taxes             11.3         25.3                        8.2
                                        --------     --------                   --------

     Income from operations,
       net of income taxes                 9.2         25.1                        4.5
     Provision for loss on
     Distributions, including
     income taxes of $36.6 million         (56.8)                  $  (56.8)
                                        --------     --------      --------     --------

     Discontinued operations,
         net of income taxes            $  (47.6)    $   25.1      $  (56.8)    $    4.5
                                        ========     =======       ========     ========


     The 1996 sales of $515.0 million and income from operations of $9.2 million of the discontinued businesses only includes results through March 31, 1996. Income from operations of the discontinued businesses includes an allocation of Corning's interest expense based on the ratio of net assets of discontinued operations to consolidated net assets. The provision for loss on Distributions in the second quarter 1996 includes a charge for the estimated costs related to the Distributions and a charge to increase reserves for government claims offset by the estimated results of operations of the businesses to be distributed from April 1, 1996, through December 31, 1996, the anticipated date of the Distributions. Income from discontinued operations in the second quarter and first half of 1995 includes an after-tax restructuring charge of $24.4 million.

     The provision for loss on Distributions includes management's best estimate of the transaction costs and the estimated future results of operations of the discontinued businesses. The actual loss could differ materially from these estimates.

     As disclosed in Corning's 1995 Annual Report on Form 10-K, government investigations of certain practices by clinical laboratories acquired in recent years are ongoing. In the second quarter, the U.S. Department of Justice notified Corning Clinical Labs that it has taken issue with certain payments received by Damon Corporation from federally funded healthcare programs prior to its acquisition by Corning. Corning Clinical Labs management has met with the U.S. Department of Justice several times to evaluate the substance of the government's allegations. Discussions with the U.S. Department of Justice are in a preliminary state and, consequently, it is not possible to predict the outcome of this matter with any certainty.

     Corning Clinical Labs has established reserves equal to management's estimate of the low end of the range of potential amounts which could be required to satisfy the government's claims. However, it is possible that the aggregate claim (which might include restitution, multiple damages, other civil penalties or criminal fines) could be in excess of established reserves by an amount which could be material to Corning's results of operations and cash flows in the quarter in which such claim is settled. Corning does not believe that this claim will have a material adverse impact on Corning's overall financial condition.

     Net assets of discontinued operations consist primarily of receivables, plant and equipment, goodwill and other intangible assets, and accrued liabilities.

(4) On May 15, 1995, Dow Corning Corporation (a fifty-percent owned equity affiliate) voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code as a result of several negative developments related to the breast-implant litigation. Corning management believes that it is impossible to predict if and when Dow Corning will successfully emerge from the Chapter 11 proceedings. As a result, Corning recorded an after-tax charge of $365.5 million in the second quarter 1995 to fully reserve its investment in Dow Corning.

     Corning also discontinued recognition of equity earnings from Dow Corning beginning in the second quarter of 1995. Corning recognized equity earnings from Dow Corning of $17.5 million in the first quarter of 1995. Summarized income statement information for Dow Corning is not presented because Corning has discontinued recognition of equity in earnings.

(5) In the second quarter of 1995, Corning recorded a restructuring charge of $26.5 million ($16.1 million after-tax). The charge included severance for workforce reductions, primarily in corporate staff groups, a curtailment loss in Corning's primary pension plan attributable to workforce reductions and the write-off of production equipment caused by the decision to exit the manufacturing facility for glass-ceramic memory-disks. As described in Note 8 to Corning's 1995 consolidated financial statements included in its Annual Report on Form 10-K, Corning also recorded charges for restructuring plans in previous years. Reserves related to the 1995 and previous years restructuring programs totaled approximately $32.0 million and $24.1 million at December 31, 1995 and June 30, 1996, respectively. Management believes that the costs of the restructuring plans will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring plans.

(6) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                             June 30,      December 31,
                                                             1996            1995
                                                           ---------        ---------
      Finished goods                                        $   250.1        $  229.2
      Work in process                                           180.9           138.4
      Raw materials and accessories                              98.6            86.9
      Supplies and packing materials                             66.0            57.6
                                                            ---------        --------
      Total inventories valued at current cost                  595.6           512.1
      Reduction to LIFO valuation                               (94.6)          (85.6)
                                                            ---------        --------

                                                            $   501.0        $  426.5
                                                            =========        ========

(7) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                                             June 30,      December 31,
                                                               1996            1995
                                                            ---------        ---------
      Land                                                  $    52.4        $   42.3
      Buildings                                                 726.4           674.1
      Equipment                                               2,765.6         2,437.9
      Accumulated depreciation                               (1,775.2)       (1,554.7)
                                                            ---------        --------
                                                            $ 1,769.2        $1,599.6
                                                            =========        ========

(8) In June 1996, the Board of Directors approved the renewal of the Preferred Share Purchase Right Plan which entitles shareholders to purchase one-hundredth of a share of Series A Junior Participating Preferred Stock upon the occurrence of certain events. In addition, the rights entitle shareholders to purchase shares of common stock at a 50 percent discount in the event a person or group acquires 20 percent or more of Corning's outstanding common stock. The preferred share purchase rights became effective July 15, 1996 and will expire July 15, 2006. In connection with the renewal of the Rights Plan the number of shares designated Series A Preferred Stock was increased from 600,000 to 2,400,000.

ITEM 2.
- ------

                    Management's Discussion and Analysis of
                    ----------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

                             Results of Operations
                              --------------------


The comparability of Corning's second quarter and first half sales and earnings to the prior year has been significantly impacted by the changes to Corning's accounting calendar as discussed in Note (1) of the Notes to Consolidated Financial Statements, Corning's decision to fully reserve its investment in and discontinue recognition of equity earnings from Dow Corning Corporation in the second quarter of 1995 as discussed in Note (4) of the Notes to Consolidated Financial Statements, a restructuring charge recorded in the second quarter of 1995 as discussed in Note (5) of the Notes to Consolidated Financial Statements, and losses recorded in the second quarter of 1996 related to the planned Distribution of the Health Care Services segment as discussed in Note
(3) of the Notes to Consolidated Financial Statements.

To provide a basis against which to evaluate 1996 quarterly results, pro forma estimates of 1995 quarterly results as if the calendar change had occurred at the beginning of 1995 were prepared. The pro forma estimates were prepared by prorating 1995 results for twelve or sixteen week periods into calendar month quarters and by shifting monthly results of subsidiaries and affiliates between quarters to reflect the new accounting calendar. Management believes that the impact of the change on Corning's balance sheet and cash flow is not material.

The table on the following page presents unaudited pro forma estimates of results for the second quarter of 1995 as if the accounting calendar changes had occurred at the beginning of 1995 and summarizes the impact of the unusual items noted above. Second quarter 1995 (twelve weeks) and second quarter 1996 (three months) results are presented in the table for comparative purposes (in millions, except per-share amounts).



                                                Twelve         Three          Three
                                             Weeks Ended    Months Ended   Months Ended
                                            June 18, 1995  June 30, 1995  June 30, 1996
                                            (as reported)   (pro forma)   (as reported)
                                            -------------    ----------   -------------
   Sales                                       $  764.8       $  801.3       $  913.7
                                               ========       ========       ========

Net income (loss)
   Before Dow Corning Corporation and
   restructuring                               $   79.9       $   80.3       $   93.8
   Equity in losses of Dow Corning Corporation   (365.5)        (365.5)
   Provision for restructuring                    (16.1)         (16.1)
                                               --------       --------       -------
   Continuing operations                         (301.7)        (301.3)          93.8

   Discontinued operations                          4.5            3.1          (56.8)
                                               --------       -------        --------

Net income (loss)                              $ (297.2)      $ (298.2)      $   37.0
                                               ========       ========       ========

Net income (loss) per common share
   Before Dow Corning Corporation
   and restructuring                           $   0.35       $   0.35       $   0.41
   Equity in losses of Dow Corning Corporation    (1.62)         (1.62)
   Provision for restructuring                    (0.07)         (0.07)
                                               --------       --------       -------
   Continuing operations                          (1.34)         (1.34)          0.41
   Discontinued operations                         0.02           0.02          (0.25)
                                               --------       --------       --------

Net income (loss) per common share             $  (1.32)      $  (1.32)      $   0.16
                                                ========       ========      =========


The following table presents unaudited pro forma estimates of results for the first half of 1995 as if the accounting calendar changes had occurred at the beginning of
1995 and summarizes the impact of the unusual items noted above.  First half 1995
(twenty-four weeks) and the first half 1996 (six months) results are presented in the table for comparative purposes
(in millions, except per-share amounts):

                                             Twenty-four        Six            Six
                                             Weeks Ended    Months Ended   Months Ended
                                            June 18, 1995  June 30, 1995  June 30, 1996
                                            (as reported)   (pro forma)   (as reported)
                                            -------------    ----------   -------------
Sales                                          $1,397.0       $1,568.8       $1,751.3
                                               ========       ========       ========

Net income (loss)
   Before Dow Corning Corporation
   and restructuring                           $  121.2       $  136.8       $  156.4
   Equity in losses of Dow Corning Corporation   (348.0)        (348.0)
   Provision for restructuring                    (16.1)         (16.1)
                                               --------       --------       -------
   Continuing operations                         (242.9)        (227.3)         156.4
   Discontinued operations                         25.1           29.5          (47.6)
                                               -------        --------       --------

Net income (loss)                              $ (217.8)      $ (197.8)      $  108.8
                                               ========       ========       ========

Net income (loss) per common share
   Before Dow Corning Corporation
   and restructuring                           $   0.53       $   0.60       $   0.68
   Equity in losses of Dow Corning Corporation    (1.54)         (1.54)
   Provision for restructuring                    (0.07)         (0.07)
                                               --------       --------       -------
   Continuing operations                          (1.08)         (1.01)          0.68
   Discontinued operations                         0.11           0.13          (0.21)
                                               -------        --------       --------

Net income (loss) per common share             $  (0.97)      $  (0.88)      $   0.47
                                               ========       ========       ========

The following discussion and analysis of the consolidated and segment results and equity earnings are based on comparisons between the 1996 reported and the 1995 pro forma results shown in the above tables.

Continuing operations
- ---------------------

Second quarter and first half sales increased 14 percent and 12 percent, respectively, due primarily to volume gains in the worldwide optical fiber, cable and components businesses as a result of continued strong market demand.

Excluding the impact of Dow Corning Corporation and restructuring, Corning's net income from continuing operations increased 17 percent and 14 percent in the second quarter and first half of 1996, respectively, and earnings per share from continuing operations increased 17 percent and 13 percent in the second quarter and first half of 1996, respectively, due to strong performance in opto-electronics and environmental products businesses.

Segment overview
- ----------------

In the second quarter 1995, Corning recorded a restructuring charge of $26.5 million before tax. The following segment analysis excludes the impact of the restructuring charge.

Sales of the Specialty Materials segment increased in the second quarter and first half 1996 over the same periods in 1995 due primarily to the consolidation of Quanterra beginning in the first quarter of 1996 and increased demand for environmental products, particularly in Europe. Segment earnings in the second quarter and first half of 1996 were up due to significant manufacturing efficiency gains in the environmental and science products businesses. These gains were reduced by losses, primarily in the first quarter, at Quanterra.

Sales and earnings in the Communications segment increased significantly in both the second quarter and first half 1996 due primarily to continued volume gains and a favorable mix in optical fiber and optical cable, and due in part to strong growth in the fiber-optic components business. The strong results in the opto-electronics businesses were offset somewhat by weak performance in the information-display businesses. Sales in the information-display businesses were flat in the second quarter and first half of 1996 as a result of market softness. The flat sales volume, coupled with expansion-related manufacturing inefficiencies, resulted in significantly decreased earnings in the second quarter and first half of 1996. Management expects the information-display businesses to improve in the second half of 1996; however, full year 1996 earnings will likely be lower than the 1995 levels.
Sales in the Consumer Products segment were up modestly in both the second quarter and the first half of 1996. Second quarter and first half earnings were essentially breakeven in 1996 compared to losses in the second quarter and first half of 1995. The lower 1995 results were due to lower sales volume and several scheduled glass furnace repairs.

Taxes on Income
- ---------------
Corning's effective tax rate for continuing operations was 33.5 percent for the second quarter and first half of 1996. Excluding the impact of the restructuring charge, the effective tax rate was 31 percent and 31.5 percent for the second quarter and first half of 1995. The lower 1995 rate was due to a higher percentage of Corning's earnings from consolidated entities with lower effective tax rates.

Equity in Earnings
- ------------------
In the second quarter of 1995, Corning recorded a charge of $365.5 million to fully reserve its investment in Dow Corning, as a result of Dow Corning's voluntary filing for protection under Chapter 11 of the United States Bankruptcy Code. In addition, Corning discontinued recognition of equity earnings from Dow Corning beginning in the second quarter of 1995.

Excluding Dow Corning Corporation, second quarter and first half 1996 equity in earnings of associated companies totaled $22.5 million and $34.1 million, respectively. Equity in earnings of associated companies increased in the second quarter of 1996 due primarily to solid results from the optical fiber equity companies and Samsung-Corning Company Ltd. First half equity in earnings of associated companies declined slightly as strong performance by theoptical fiber equity companies was offset by lower results at Samsung-Corning Company Ltd. in the first quarter of 1996 primarily due to scheduled glass furnace repairs and continued spending on the global expansion program.

Discontinued operations
- -----------------------

Corning incurred an after-tax loss of $56.8 million, or $0.25 per share, from discontinued operations in the second quarter of 1996. The loss includes a charge for the estimated costs related to the Distributions and a charge to increase reserves for government claims, offset by the estimated results of operations of the businesses to be distributed from April 1, 1996, through December 31, 1996, the anticipated date of the Distributions.

As disclosed in Corning's 1995 Annual Report on Form 10-K, government investigations of certain practices by clinical laboratories acquired in recent years are ongoing. In the second quarter, the U.S. Department of Justice notified Corning Clinical Labs that it has taken issue with certain payments received by Damon Corporation from federally funded healthcare programs prior to its acquisition by Corning. Corning Clinical Labs management has met with the government several times to evaluate the substance of the government's allegations. Discussions with the government are in a preliminary state and, consequently, it is not possible to predict the outcome of this matter with any certainty.

Corning Clinical Labs has established reserves equal to management's estimate of the low end of the range of potential amounts which could be required to satisfy the government's claims. However, it is possible that the aggregate claim (which might include restitution, treble damages, other civil penalties or criminal fines) could be in excess of established reserves by an amount which could be material to Corning's results of operations and cash flows in the quarter in which such claim is settled. Corning does not believe that this claim will have a material adverse impact on Corning's overall financial condition.

The loss from discontinued operations for the first half of 1996 totaled $47.6 or $0.21 per share and reflects the provision for loss on Distributions recorded in the second quarter offset by first quarter income from discontinued operations of $9.2 million or $0.04 per share.

Income from discontinued operations in the second quarter and first half of 1995 totaled $4.5 million or $0.02 per share and $25.1 million or $0.11 per share, respectively. Results for the second quarter and first half of 1995 include a restructuring charge of $40.5 million ($24.4 million after tax).


                        Liquidity and Capital Resources
                        -------------------------------

Corning's working capital decreased from $454.4 million at the end of 1995 to $297.8 million at June 30, 1996. The ratio of current assets to current liabilities was 1.3 at the end of the first half 1996 compared to 1.6 at year-end 1995. The decrease in working capital and the ratio of current assets to current liabilities was due to an increase in short-term borrowings during the first half of 1996 to fund capital expansion programs. Corning's long-term debt as a percentage of total capital was 32 percent at the end of the second quarter, compared to 33 percent at year-end 1995.

Corning's investment in equity and intercompany debt of the companies to be distributed totaled $1.7 billion at June 30, 1996. Prior to the Distributions, the companies to be distributed will borrow approximately $600 million to $800 million from third-party lenders and repay intercompany debt to Corning, reducing Corning's investment to approximately $900 million to $1.1 billion. Corning's stockholders' equity will be reduced by Corning's investment in these companies at the date of the Distribution. Corning intends to use the proceeds from the repayment of intercompany debt to repay third-party debt, repurchase shares or invest for future strategic uses.

Corning's long-term debt as a percentage of total capital is expected to increase from the current 32 percent to between 38 percent and 42 percent at the end of 1996 when the Distributions are completed.

Cash and short-term investments decreased from year-end 1995 by $65.4 million primarily due to operating and financing activities which provided cash of $116.3 million and $129.7 million, respectively, offset by investing activities and discontinued operations which used cash of $203.4 million and $89.0 million, respectively. Net cash provided by operating activities increased in the first half of 1996 compared to the same period in 1995 primarily due to a lower use of cash for working capital changes. Net cash used in investing activities increased in the first half of 1996 due to a higher level of capital spending for expansions of manufacturing facilities. Net cash provided by financing activities in the first half of 1996 was slightly lower than 1995 as higher net borrowings were offset by the payment of two quarterly dividends in the 1996 period. Net cash used by discontinued operations in the first half of 1996 increased over 1995 primarily due to the repayment of a capital lease obligation.

                          Part II - Other Information
                           --------------------------


ITEM 1.  LEGAL PROCEEDINGS
- ------   -----------------

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

ENVIRONMENTAL LITIGATION. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $21 million for its estimated liability for environmental cleanup and litigation at June 30, 1996.

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

As of June 30, 1996, Corning had been named in approximately 11,400 state and federal tort lawsuits. More than 4,300 tort lawsuits filed against Corning in federal courts were consolidated in the United States District Court, Northern District of Alabama. On April 25, 1995 that District Court issued a final order dismissing Corning from those federal consolidated breast-implant cases. The plaintiffs appealed the dismissal order but on January 17, 1996 voluntarily withdrew their appeal. Certain state court tort cases against Corning were also consolidated in various states for the purposes of discovery and pretrial matters. Corning has made several motions for summary judgment in state courts and judges have dismissed Corning from over 6,500 tort cases filed in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New Mexico, New York, Pennsylvania, Tennessee and Dallas, Harris and Travis Counties in Texas, some of which are on appeal. Corning's motions seeking dismissal remain pending, and continue to be filed, in various other states. Incertain Texas tort cases, Dow Chemical and Corning have each filed cross claims against each other and against Dow Corning.

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

During August 1993, MetPath, MetWest and Damon (which was acquired by Corning earlier that month) together with other participants in the industry received subpoenas from the Inspector General seeking information regarding their practices with respect to 14 enumerated tests offered in conjunction with automatic chemical test panels. MetPath, MetWest and Damon submitted information pursuant to these subpoenas and the investigation into MetPath and MetWest has been closed. Damon was also served with two additional subpoenas in November 1994 and January 1995 from the Inspector General and was directed by the U.S. Attorney's office in Boston, to which its investigation has been referred, to submit additional information in response to the August 1993 subpoena. The November subpoena supplements the August 1993 subpoena and requires the submission of supplemental information. The January subpoena seeks information regarding the addition of the 14 enumerated tests to organ function profiles rather than the automated multichannel chemistry profiles as in earlier subpoenas. Damon has completed its production to each of the foregoing subpoenas. In March 1995, Damon received a subpoena from the Department of Defense Criminal Investigative Service on behalf of CHAMPUS, apparently covering the same practices as the earlier subpoenas. Compliance with that subpoena has been completed. In August 1995, Corning Clinical Laboratories Inc. ("CCL", previously MetPath) and Damon received subpoenas from the Inspector General seeking documents with regard to 14 current procedural terminology, or CPT, codes used to bill Medicare, Medicaid and other payers for certain hematology tests. CCL and Damon have completed production pursuant to these subpoenas. In April 1996, Damon received a letter from the Unites States Attorney's Office in Boston designating Damon as a target of a criminal investigation involving the alleged submission of false claims to the Medicare program prior to August 1993 and indicating that the United States Attorney's Office will recommend prosecution of Damon for those offenses. It is too early to predict the outcome of this matter.

In August 1993, Nichols Institute (which Corning acquired in August 1994) received a subpoena from the Inspector General comparable to those received by MetPath, MetWest and Damon. Compliance with that subpoena has been completed. However, the Inspector General has requested additional documents pursuant to that subpoena, and identification and production of these additional documents is ongoing. In January 1996, Nichols received a subpoena from the Inspector General relating to specific individuals who had tests performed at the Nichols laboratory in Portland, Oregon. Compliance with that subpoena is ongoing.

In May 1994, MetPath received a subpoena from the Inspector General and a subpoena from a federal grand jury, both investigating billing for tests not performed or reported for which MetPath had voluntarily made corrective payments in 1993. The civil matter was concluded by a payment by Corning Life Sciences Inc. of $8.6 million, and the criminal investigation was closed. The possibility of additional action by the Inspector General or other federal agencies and claims or settlements with parties other than DOJ and the Inspector General cannot be excluded. In September 1995, CCL began voluntarily providing documents and information to the DOJ concerning CCL's efforts to detect and correct billings for tests not reported or performed. As part of these activities, which are ongoing, CCL made certain payments to the United States in August 1995 and in March 1996. In December 1995, CCL received a subpoena from the Inspector General seeking information as to CCL policies in instances in which specimens were received by the laboratory without specific test requisitions. Compliance with the subpoena is ongoing. In June 1996, Corning Life Sciences Inc. received a federal grand jury subpoena from Boston seeking documents from CCL's Florida facilities concerning new and terminated clients of that facility and sales of testing services to such clients. Compliance with that subpoena is ongoing. During the past quarter, CCL voluntarily self-reported to the government a few isolated events that may have resulted in overpayments by Medicare and Medicaid to CCL facilities. It is too early to predict the outcome of these disclosures.

- --------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
- ---------------------------------------

      (a) The annual meeting of stockholders of the registrant was held on April 25, 1996.

      (b) The following nominees for the office of director, provided in the registrant's proxy statement dated March 6, 1996, which appears as Exhibit #22 to this report, were elected by the following number of shareholder votes for and withheld:


            For                                         Withheld
            ---                                         --------
          John Seely Brown                            199,171,079        2,113,672
          Lawrence S. Eagleburger                     198,757,053        2,527,698
          Gordon Gund                                 199,150,677        2,134,074
          John M. Hennessy                            199,185,959        2,098,792
          Henry Rosovsky                              199,066,592        2,218,159
          H. Onno Ruding                              199,177,642        2,107,109

          The following persons continue as directors:

          Roger G. Ackerman
          Robert Barker
          Mary L. Bundy
          Van C. Campbell
          John H. Foster
          James R. Houghton
          James W. Kinnear
          James J. O'Connor
          Catherine A. Rein
          William D. Smithburg


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

      (a)   Exhibits

            See the Exhibit Index which is located on page 20.

      (b)   Reports on Form 8-K

          A report on Form 8-K dated April 15, 1996, was filed in connection with the Registrant's medium-term notes facility. The Registrant's first quarter earnings press release of April 15, 1996 was filed as an exhibit to this Form 8-K.

          A report on Form 8-K dated May 14, 1996 was filed which included the Registrant's press release announcing the plan to distribute to its shareholders on a pro rata basis all of the shares of Corning Clinical Laboratories Inc. and Corning Pharmaceutical Services Inc.

Other items under Part II are not applicable.

                                  SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CORNING INCORPORATED
                                 -------------------------------------
                                                      (Registrant)





     July 22, 1996                               /s/ ROGER G. ACKERMAN
  ---------------------          -------------------------------------
          Date                                       R. G. Ackerman
                                      Chairman and Chief Executive Officer





     July 22, 1996                                /s/ VAN C. CAMPBELL
  ---------------------          -------------------------------------
          Date                                       V. C. Campbell
                                 Vice Chairman and Chief Financial Officer





     July 22, 1996                              /s/ KATHERINE A. ASBECK
  ---------------------          ---------------------------------------
          Date                                        K. A. Asbeck
                                                  Chief Accounting Officer

                             CORNING INCORPORATED
                              --------------------

                                 EXHIBIT INDEX
                                 -------------

                    This exhibit is numbered in accordance
              with Exhibit Table I of Item 601 of Regulation S-K


                                                                   Page number
                                                                   in manually
         Exhibit #          Description                         signed original
          --------          -----------                        ---------------

             12         Computation of ratio of earnings to combined
                        fixed charges and preferred dividends            21

             22 Registrant's proxy statement dated March 6, 1996, filed with the Securities and Exchange Commission as a definitive proxy statement on March 5, 1996, is incorporated herein