Form 10-Q
period 1996-09-30
CORNING INC /NY
filed 1996-11-13
CIK 24741

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996
                              -----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

                         Commission file number 1-3247
                                                ------



                             CORNING INCORPORATED
                             --------------------
                                 (Registrant)


                New York                             16-0393470
   --------------------------------       -------------------------------
   (State of incorporation)        (I.R.S. Employer Identification No.)


   One Riverfront Plaza, Corning, New York                  14831
  ----------------------------------------          --------------------
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  607-974-9000
                                                    ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                          Yes   X      No
                             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

228,609,000 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of November 13, 1996.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page
                                                              ----

  Consolidated Statements of Income for the nine months and
    three months ended September 30, 1996 and for the forty
    and sixteen weeks ended October 8, 1995                     3

  Consolidated Balance Sheets at September 30, 1996
    and December 31, 1995                                       4

  Consolidated Statements of Cash Flows for the nine months
    ended June 30, 1996 and for the forty weeks
    ended October 8, 1995                                       5

  Notes to Consolidated Financial Statements                    6


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

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)


                                   Nine Months  Forty    Three Months Sixteen
                                      Ended  Weeks Ended    Ended   Weeks Ended
                                    September  October    September  October
                                        30,        8,         30,       8,
                                       1996      1995        1996      1995
                                     ------    -------    --------  -------
REVENUES
  Net sales                           $2,661.5  $2,442.6    $ 910.2$ 1,045.6
  Royalty, interest, and
    dividend income                      24.0      22.9         9.0      8.3
                                     -------   -------     -------  -------
                                      2,685.5   2,465.5       919.2  1,053.9

DEDUCTIONS
  Cost of sales                       1,636.9   1,512.2       551.2    645.0
  Selling, general and
    administrative expenses             470.1     413.8       163.3    172.8
  Research and development
    expenses                            137.5     130.4        47.3     53.0
  Provision for restructuring and
    other special charges                          26.5
  Interest expense                       53.8      52.8        17.8     21.2
  Other, net                             19.7      17.7         8.5      8.0
                                     -------   -------     -------  -------
Income from continuing operations
  before taxes on income                367.5     312.1       131.1    153.9
Taxes on income from
  continuing operations                 123.1      92.9        43.9     45.0
                                     -------   -------     -------  -------
Income from continuing operations
  before minority
  interest and equity earnings          244.4     219.2        87.2    108.9
Minority interest in earnings
  of subsidiaries                       (41.0)    (51.4)      (13.0)   (23.1)
Dividends on convertible preferred
  securities of subsidiary              (10.3)    (10.5)       (3.4)    (4.2)
Equity in earnings (losses) of
associated companies:
  Other than Dow Corning Corporation     58.5      48.9        24.4     19.5
  Dow Corning Corporation                        (348.0)
                                     ------    -------     ------   -------
Income (loss) from
  continuing operations                 251.6    (141.8)       95.2    101.1
Income (loss) from discontinued
  operations, net of
  income taxes                         (162.6)      7.5      (115.0)   (17.6)
                                     -------   -------     -------  -------

NET INCOME (LOSS)                     $  89.0   $(134.3)    $ (19.8) $  83.5
                                     =======   =======     =======  =======

PER COMMON SHARE:
  Continuing operations               $  1.10   $  (0.63)   $  0.42  $   0.45
  Discontinued operations               (0.72)      0.03      (0.51)    (0.08)
                                     -------   --------    -------  --------
NET INCOME (LOSS)                     $  0.38   $  (0.60)   $ (0.09) $   0.37
                                      =======   ========    =======  ========

DIVIDENDS DECLARED                    $  0.54   $   0.54    $  0.18  $   0.18
                                     =======   ========    =======  ========

WEIGHTED AVERAGE SHARES OUTSTANDING     227.4     226.5       227.4    227.2
                                     =======   =======     =======  =======


The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares and per-share amounts)

                                                  September   December 31,
                    ASSETS                           1996         1995
                   ------                         --------     --------
CURRENT ASSETS
  Cash                                             $   43.2     $   72.4
  Short-term investments, at cost which
   approximates market value                           84.3        115.2
  Accounts receivable, net of doubtful
   accounts and allowances - $22.1/1996;
   $24.3/year-end 1995                                545.8        479.5
  Inventories                                         504.0        426.5
  Deferred taxes on income and other
   current assets                                     122.9        102.8
                                                  --------     --------
     Total current assets                           1,300.2      1,196.4
                                                  --------     --------

INVESTMENTS
  Associated companies, at equity                     325.8        341.0
  Others, at cost                                      23.6         23.9
                                                  --------     --------
                                                      349.4        364.9
                                                  --------     --------

PLANT AND EQUIPMENT, AT COST, NET OF
  ACCUMULATED DEPRECIATION                          1,848.7      1,599.6
GOODWILL AND OTHER INTANGIBLE ASSETS,
  NET OF ACCUMULATED AMORTIZATION -
   $82.0/1996; $68.3/year-end 1995                    342.2        330.8
OTHER ASSETS                                          271.9        305.3
NET ASSETS OF DISCONTINUED OPERATIONS               1,616.3      1,664.7
                                                  --------     --------
                                                   $5,728.7     $5,461.7
                                                  ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Loans payable                                    $  427.8     $  143.1
  Accounts payable                                    159.2        202.6
  Other accrued liabilities                           452.7        396.3
                                                  --------     --------
     Total current liabilities                      1,039.7        742.0
                                                  --------     --------
OTHER LIABILITIES                                     637.2        618.3
LOANS PAYABLE BEYOND ONE YEAR                       1,278.3      1,340.0
MINORITY INTEREST IN SUBSIDIARY COMPANIES             311.5        269.8
CONVERTIBLE PREFERRED SECURITIES OF
 SUBSIDIARY                                           365.0        364.7
CONVERTIBLE PREFERRED STOCK                            22.7         23.9
COMMON STOCKHOLDERS' EQUITY
  Common stock, including excess over
  par value and other capital -
   Par value $0.50 per share;
   Shares authorized: 500 million;
   Shares issued: 259.6 million/1996 and
   258.6 million/year-end 1995                      1,174.4      1,113.0
  Retained earnings                                 1,452.3      1,496.5
  Less cost of 29.9 million/1996 and 28.8
   million/year-end 1995 shares
   of common stock in treasury                       (603.1)      (563.0)
  Cumulative translation adjustment                    50.7         56.5
                                                  --------     --------
     Total common stockholders' equity              2,074.3      2,103.0
                                                  --------     --------
                                                   $5,728.7     $5,461.7
                                                  ========     ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)                                    Nine Months     Forty
                                                    Ended     Weeks Ended
                                                September 30,  October 8,
                                                     1996         1995
                                                  --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                 $   89.0     $ (134.3)
 Adjustments to reconcile net income to net
 cash provided by operating
    activities from continuing operations:
   (Income) loss from discontinued operations         162.6         (7.5)
   Depreciation and amortization                      212.1        185.2
   Provision for restructuring and other
   special charges, net of cash paid                                26.0
   Equity in earnings of associated companies,
     other than Dow Corning Corporation,
     in excess of dividends received                   (9.0)       (14.7)
   Equity in losses of Dow Corning Corporation                     348.0
   Minority interest in earnings of subsidiaries
     in excess of dividends paid                       20.2         27.4
   Loss (gain) on disposition of properties
     and investments                                   (5.4)        11.5
   Deferred tax provision                               1.0          4.3
   Other                                               15.8         26.1
 Changes in operating assets and liabilities:
   Accounts receivable                                (50.7)       (11.0)
   Inventory                                          (74.8)       (76.5)
   Deferred taxes and other current assets             (1.5)        (6.2)
   Accounts payable and other current liabilities     (25.3)      (104.0)
                                                  --------     --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES OF
        CONTINUING OPERATIONS                         334.0        274.3
                                                   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant and equipment                    (376.6)      (231.9)
 Acquisitions of businesses, net                      (15.1)        (3.0)
 Net proceeds from disposition of properties
   and investments                                     31.6         10.2
 Increase in long-term investments                    (12.1)       (27.5)
 Other, net                                             8.0        (22.6)
                                                  --------     --------
     NET CASH USED IN INVESTING ACTIVITIES OF
        CONTINUING OPERATIONS                        (364.2)      (274.8)
                                                  --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                      272.7        167.8
 Repayments of loans                                  (72.2)       (40.5)
 Increase in minority interest due to
  capital contribution                                  7.6
 Proceeds from issuance of common stock                18.0         19.8
 Repurchases of common stock                          (26.1)       (15.8)
 Dividends paid                                      (125.7)      (125.4)
                                                  --------     --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES OF
        CONTINUING OPERATIONS                          74.3          5.9
                                                  --------     --------

Effect of exchange rates on cash                       (1.5)        (3.4)
                                                  --------     --------
Effect of accounting calendar change on cash          (17.5)
                                                  --------     -------
Cash used in discontinued operations                  (85.2)       (66.3)
                                                   --------     --------
Net change in cash and cash equivalents               (60.1)       (64.3)
Cash and cash equivalents at beginning of year        187.6        141.1
                                                  --------     --------

CASH AND CASH EQUIVALENTS AT END OF QUARTER        $  127.5     $   76.8
                                                  ========     ========

SUPPLEMENTAL DATA:
Income taxes paid                                  $  100.5     $   90.0
                                                  ========     ========

Interest paid                                      $   90.7     $   88.9
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

(2) Earnings per common share are computed by dividing net income less dividends on Series B convertible preferred stock by the weighted average of common shares outstanding during each period. Series B preferred dividends amounted to $0.5 million and $1.5 million in the third quarter and third quarter year-to-date, respectively, in both 1996 and 1995. The weighted average of common shares outstanding was 227.4 million for the third quarter and third quarter year-to-date 1996 and 227.2 million an
     226.5 million, respectively, for the same periods in 1995. The weighted average of common shares outstanding for earnings per share calculations does not include shares held by the Corning Stock Ownership Trust which totaled approximately 2.3 million and 2.6 million shares during 1996 and 1995, respectively. Common stock equivalents are not included in the earnings per share computation because they do not result in material dilution.

     Common dividends of $41.8 million and $124.2 million were declared in the third quarter and third quarter year-to-date of 1996, respectively, compared with $41.5 million and $123.9 million for the same periods in 1995.

(3) In May 1996, Corning's Board of Directors approved a plan to distribute to its shareholders on a pro rata basis all of the shares of Quest Diagnostics Incorporated (formerly Corning Clinical Laboratories Inc.) and Covance Inc. (formerly Corning Pharmaceutical Services Inc.) (the "Distributions").
     Upon completion of the Distributions, Quest Diagnostics and Covance will become independent, publicly traded companies. Corning has received from the Internal Revenue Service a ruling that the Distributions will qualify as tax-free distributions under the Internal Revenue Code of 1986. The final terms of the Distributions, which are subject to approval by Corning's Board of Directors, will be set forth in registration statements to be filed with the Securities and Exchange Commission and in an Information Statement to be distributed to Corning's shareholders. The Distributions are expected to occur by the end of 1996.

     Corning's investment in equity and intercompany debt of the companies to be distributed totaled $1.6 billion at September 30, 1996 and is expected to increase to approximately $1.8 billion at the date of Distribution.
     Corning currently estimates that, prior to the Distributions, the companies to be distributed will borrow approximately $600 million from third-party lenders and repay intercompany debt to Corning, reducing Corning's investment to approximately $1.2 billion. Corning's stockholders' equity will be reduced by Corning's investment in these companies at the date of the Distribution. Corning intends to use the proceeds from the repayment of intercompany debt to primarily repay third-party debt and invest for future strategic uses.

     As a result of the plan to distribute the clinical-laboratory and pharmaceutical-services businesses, Corning's consolidated financial statements and notes thereto report these businesses, which comprised Corning's Health Care Services segment, as discontinued operations. Prior period consolidated financial statements and notes have been restated accordingly.

     Summarized results of Corning's discontinued operations for the third quarter year-to-date and third quarter 1996 and 1995 are as follows:

                              Nine Months    Forty   Three Months Sixteen
                                 Ended    Weeks Ended   Ended   Weeks Ended
                             September 30, October 8,September 30,October 8,
                                  1996        1995       1996       1995
                                 ----        ----       ----       ----

     Sales                       $ 515.0    $1,540.1               $ 523.2
                                =======    ========               =======

     Income (loss) before
       income taxes              $  20.5    $  30.0                $ (20.4)
     Income tax (provision)
       benefit                     (11.3)     (22.5)                   2.8
                                  -------    -------                -------

     Income (loss) from operations,
         net of income taxes         9.2        7.5                  (17.6)
     Provision for loss on
       Distributions,
         including income tax
         benefit of $4.6 million
         and $41.2 million for
         nine months and
         three months ended
         September 30, 1996,
         respectively             (171.8)               $(115.0)
                                -------    -------     -------    ------

     Discontinued operations,
         net of income taxes     $(162.6)   $   7.5     $(115.0)   $ (17.6)
                                =======    =======     =======    =======


     The 1996 sales of $515 million and income from operations of $9.2 million of the discontinued businesses only includes results through March 31, 1996. Income from operations of the discontinued businesses includes an allocation of Corning's interest expense based on the ratio of net assets of discontinued operations to consolidated net assets. Income from discontinued operations for the third quarter year-to-date 1995 includes an after-tax restructuring charge of $24.4 million recorded in the second quarter 1995.

     The provision for loss on Distributions includes a second quarter after-tax charge of $56.8 million and a third quarter after-tax charge of $115 million. The second quarter charge includes the estimated costs related to the Distributions and a charge to increase reserves for government claims, offset by the estimated results of operations of the businesses to be distributed from April 1, 1996, through December 31, 1996, the anticipated date of the Distributions. The third quarter charge related primarily to a charge taken by Quest to increase reserves related to certain government investigations of billing practices of certain clinical laboratories acquired by Quest in 1993 and 1994.

     The provision for loss on Distributions includes management's best estimate of the transaction costs and the estimated future results of operations of the discontinued businesses. The actual loss could differ from these estimates. Net assets of discontinued operations consist primarily of receivables, plant and equipment, goodwill and other intangible assets, and accrued liabilities.

     As disclosed in Corning's 1995 Annual Report on Form 10-K, federal government investigations of certain practices by clinical laboratories acquired in recent years are ongoing. In the second quarter 1996, the U.S. Department of Justice (DOJ) notified Quest that it had taken issue with certain payments received by Damon Corporation (Damon) from federally funded healthcare programs prior to its acquisition by Corning. As a result, in the second quarter 1996, Quest increased its reserves by $46 million ($37 million after-tax) to equal management's estimate, at that time, of the low end of the range of potential amounts which could be required to satisfy claims related to the Damon and other related and similar investigations.

     During the third quarter 1996, Quest management met with the government several times to evaluate the substance of the government's allegations.
     As a result of these discussions, in October 1996, Quest management, on behalf of its Damon subsidiary, reached a settlement agreement with the DOJ which caused Quest to pay $119 million to the government. This settlement concludes all federal and Medicaid claims relating to the billing by Damon of certain blood tests to Medicare and Medicaid patients and other matters relating to Damon being investigated by the DOJ.

     As a result of this settlement agreement, Quest management has reassessed the level of reserves recorded for other asserted and unasserted claims related to the Damon and other similar government investigations, including the investigation of billing practices by Nichols Institute (Nichols) prior to its acquisition by Corning in 1994. Quest recorded a charge totaling $142 million ($105 million after-tax) in the third quarter 1996 to establish additional reserves equal to the Damon settlement agreement and Quest management's best estimate of potential amounts which could be required to satisfy the remaining claims. Based on information currently available to Quest, management does not believe that the exposure to claims in excess of recorded reserves is material.

     In October 1996, Corning contributed $119 million to Quest's capital to fund the Damon settlement. Additionally, Corning has agreed to fund any additional settlements with the government prior to the Distributions and to indemnify Quest, on an after-tax basis, for the settlement of the Nichols' and certain other claims pending at the Distribution date. Although management believes that established reserves should be sufficient to pay other asserted and unasserted claims, it is possible that additional information may become available which may cause the final resolution of these matters to be in excess of established reserves by an amount which could be material to Corning's results of operations and cash flows in the quarter in which any such claim is settled. Corning does not believe that these issues will have a material adverse impact on Corning's overall financial condition.(4) On May 15, 1995, Dow Corning Corporation
     (a fifty-percent owned equity
     affiliate) voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code as a result of several negative developments related to the breast-implant litigation. Corning management believes that it is impossible to predict if and when Dow Corning will successfully emerge from the Chapter 11 proceedings. As a result, Corning recorded an after-tax charge of $365.5 million in the second quarter 1995 to fully reserve its investment in Dow Corning.

     Corning also discontinued recognition of equity earnings from Dow Corning beginning in the second quarter 1995. Corning recognized equity earnings from Dow Corning of $17.5 million in the first quarter 1995. Summarized income statement information for Dow Corning is not presented because Corning has discontinued recognition of equity in earnings.

(5) In the second quarter 1995, Corning recorded a restructuring charge of $26.5 million ($16.1 million after tax). The charge included severance for workforce reductions, primarily in corporate staff groups, a curtailment loss in Corning's primary pension plan attributable to workforce reductions and the write-off of production equipment caused by the decision to exit the manufacturing facility for glass-ceramic memory-disks. As described in Note 8 to Corning's 1995 consolidated financial statements included in its Annual Report on Form 10-K, Corning also recorded charges for restructuring plans in previous years. Reserves related to the 1995 and previous years restructuring programs totaled approximately $32 million and $15 million at December 31, 1995 and September 30, 1996, respectively. Management believes that the costs of the restructuring plans will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring plans.

(6) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                               September 30,  December 31,
                                                    1996          1995
                                                 --------      -------
     Finished goods                               $  257.4      $ 229.2
     Work in process                                 177.5        138.4
     Raw materials and accessories                    99.5         86.9
     Supplies and packing materials                   67.5         57.6
                                                 --------      -------
     Total inventories valued at current cost        601.9        512.1
     Reduction to LIFO valuation                     (97.9)       (85.6)
                                                 --------      -------

                                                  $  504.0      $ 426.5
                                                 ========      =======

(7) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                               September 30,  December 31,
                                                    1996          1995
                                                 --------      -------
     Land                                         $   51.9      $  42.3
     Buildings                                       740.0        674.1
     Equipment                                     2,871.2      2,437.9
     Accumulated depreciation                     (1,814.4)     (1,554.7)
                                                 --------      --------
                                                 $1,848.7      $1,599.6
                                                 ========      ========

ITEM 2.
------

                    Management's Discussion and Analysis of
                   ----------------------------------------
                 Financial Condition and Results of Operations
                ---------------------------------------------

                             Results of Operations
                            ---------------------


The comparability of Corning's third quarter and third quarter year-to-date 1996 sales and earnings to the prior year has been significantly impacted by the changes to Corning's accounting calendar as discussed in Note (1) of the Notes to Consolidated Financial Statements, Corning's decision to fully reserve its investment in and discontinue recognition of equity earnings from Dow Corning Corporation in the second quarter of 1995 as discussed in Note (4) of the Notes to Consolidated Financial Statements, a restructuring charge recorded in the second quarter of 1995 as discussed in Note (5) of the Notes to Consolidated Financial Statements, and losses recorded in the third quarter and third quarter year-to-date 1996 related to the planned Distribution of the Health Care Services segment as discussed in Note (3) of the Notes to Consolidated Financial Statements.To provide a basis against which to evaluate 1996 quarterly results, pro forma estimates of 1995 quarterly results as if the calendar change had occurred at the beginning of 1995 were prepared. The pro forma estimates were prepared by prorating 1995 results for twelve or sixteen week periods into calendar month quarters and by shifting monthly results of subsidiaries and affiliates between quarters to reflect the new accounting calendar. Management believes that the impact of the change on Corning's balance sheet and cash flow is not material.

The table on the following page presents unaudited pro forma estimates of results for the third quarter 1995 as if the accounting calendar changes had occurred at the beginning of 1995 and summarizes the impact of the unusual items noted above. Third quarter 1995 (sixteen weeks) and third quarter 1996 (three months) results are presented in the table for comparative purposes (in millions, except per-share amounts).

                                       Sixteen      Three         Three
                                     Weeks Ended Months Ended  Months Ended
                                      October 8,September 30, September 30,
                                         1995        1995          1996
                                    (as reported)(pro forma)  (as reported)
                                   ------------- ----------   ------------

Sales                                  $1,045.6     $834.5        $910.2
                                      ========     ======        ======

Net income (loss)
   Before Dow Corning Corporation
     and restructuring                 $ 101.1      $ 84.3        $ 95.2
   Equity in losses of Dow
     Corning Corporation
   Provision for restructuring
                                      ------       ------        -----
   Continuing operations                 101.1        84.3          95.2
   Discontinued operations               (17.6)      (21.3)       (115.0)
                                      -------      ------        ------

Net income (loss)                      $  83.5      $ 63.0        $(19.8)
                                      =======      ======        ======

Net income (loss) per common share
   Before Dow Corning Corporation
     and restructuring                 $  0.45      $  0.38       $ 0.42
   Equity in losses of Dow Corning
     Corporation
   Provision for restructuring
                                      ------       ------        -----
   Continuing operations                  0.45         0.38         0.42
   Discontinued operations               (0.08)       (0.10)       (0.51)
                                      -------      -------       ------

Net income (loss) per common share     $  0.37      $  0.28       $(0.09)
                                      =======      =======       ======


The following table presents unaudited pro forma estimates of results for the third quarter year-to-date 1995 as if the accounting calendar changes had occurred at the beginning of 1995 and summarizes the impact of the unusual items noted above. Third quarter year-to-date 1995 (forty weeks) and the third quarter year-to-date 1996 (nine months) results are presented in the table for comparative purposes (in millions, except per-share amounts):

                                         Forty        Nine          Nine
                                     Weeks Ended Months Ended  Months Ended
                                      October 8,September 30, September 30,
                                         1995        1995          1996
                                    (as reported)(pro forma)  (as reported)
                                   ------------- ----------   ------------

Sales                                  $2,442.6     $2,403.3      $2,661.5
                                      ========     ========      ========

Net income (loss)
   Before Dow Corning Corporation
     and restructuring                 $ 222.3      $221.1        $251.6
   Equity in losses of Dow
     Corning Corporation                (348.0)     (348.0)
   Provision for restructuring           (16.1)      (16.1)
                                      -------      ------        -----
   Continuing operations                (141.8)     (143.0)        251.6
   Discontinued operations                 7.5         8.2        (162.6)
                                      -------      ------        ------

Net income (loss)                      $(134.3)     $(134.8)      $ 89.0
                                      =======      =======       ======

Net income (loss) per common share
   Before Dow Corning Corporation
     and restructuring                 $  0.98      $  0.98       $ 1.10
   Equity in losses of Dow
     Corning Corporation                 (1.54)       (1.54)
   Provision for restructuring           (0.07)       (0.07)
                                      -------      -------       -----
   Continuing operations                 (0.63)       (0.63)        1.10
   Discontinued operations                0.03         0.03        (0.72)
                                      -------      -------       ------

Net income (loss) per common share     $ (0.60)     $ (0.60)      $ 0.38
                                      =======      =======       ======

The following discussion and analysis of the consolidated and segment results and equity earnings are based on comparisons between the 1996 reported and the 1995 pro forma results shown in the above tables.

Continuing operations
---------------------

Third quarter and third quarter year-to-date 1996 sales increased 9 percent and 11 percent, respectively, due primarily to volume gains in the opto-electronics businesses as a result of continued strong worldwide market demand.

Excluding the impact of Dow Corning Corporation and restructuring, Corning's net income from continuing operations increased 13 percent and 14 percent in the third quarter and third quarter year-to-date 1996, respectively, and earnings per share from continuing operations increased 11 percent and 12 percent in the third quarter and third quarter year-to-date 1996, respectively, due primarily to strong performance in opto-electronics and environmental products businesses.

Segment overview
----------------

In the second quarter 1995, Corning recorded a restructuring charge of $26.5 million before tax. The following segment analysis excludes the impact of the restructuring charge.
Sales of the Specialty Materials segment increased in the third quarter and third quarter year-to-date 1996 over the same periods in 1995 due primarily to the consolidation of Quanterra beginning in the first quarter of 1996 and increased demand for environmental products, particularly in Europe. The science-products and advanced materials businesses also experienced sales volume increases in the third quarter and third quarter year-to-date. Segment earnings in the third quarter and third quarter year-to-date 1996 increased as a result of the volume increases and significant manufacturing efficiency gains in the environmental- and science-products businesses. These gains were reduced by losses at Quanterra, primarily in the first quarter.

Sales and earnings in the Communications segment increased significantly in both the third quarter and third quarter year-to-date 1996 due primarily to continued volume gains and, in the first half, to a favorable mix in optical fiber and optical cable. In addition, strong growth in the fiber-optic components business and improved performance in the optical hardware and equipment business contributed to segment performance. The strong results in the opto-electronics businesses were offset somewhat by weak performance in the information-display businesses. Sales in the information-display businesses decreased in the third quarter and third quarter year-to-date 1996 as a result of market softness. The decreased sales volume, coupled with expansion-related manufacturing inefficiencies, resulted in significantly lower earnings in the third quarter and third quarter year-to-date 1996, and are expected to result in full year 1996 earnings being significantly lower than 1995 earnings. Management expects the results of the information-display businesses to improve in the first half of 1997.

Sales in the Consumer Products segment in the third quarter 1996 were consistent with the same period in 1995. Earnings increased in the third quarter 1996. Third quarter year-to-date 1996 sales increased slightly and the segment operated at a profit in 1996 compared to a loss in the third quarter year-to-date 1995. The third quarter year-to-date 1995 loss was due to lower sales volume and several scheduled glass furnace repairs.

Taxes on Income
---------------
Corning's effective tax rate for continuing operations was 33.5 percent for both the third quarter and third quarter year-to-date 1996. Excluding the impact of the restructuring charge, the effective tax rate was 29 percent and
30.5 percent for the third quarter and third quarter year-to-date 1995, respectively. The lower 1995 rate was due to a higher percentage of Corning's earnings from consolidated entities with lower effective tax rates.

Equity in Earnings
------------------

Excluding Dow Corning Corporation, third quarter and third quarter year-to-date 1996 equity in earnings of associated companies totaled $24.4 million and $58.5 million, respectively. Equity in earnings of associated companies increased significantly in the third quarter 1996 due primarily to solid results from the optical fiber equity companies and Samsung-Corning Company Ltd. Third quarter year-to-date equity in earnings of associated companies increased as strong performance by the optical fiber equity companies was somewhat offset by lower results at Samsung-Corning Company Ltd. in the first quarter of 1996 primarily due to scheduled glass furnace repairs and continued spending on the global expansion program.

In the second quarter of 1995, Corning recorded a charge of $365.5 million to fully reserve its investment in Dow Corning, as a result of Dow Corning's voluntary filing for protection under Chapter 11 of the United StatesBankruptcy Code. In addition, Corning discontinued recognition of equity earnings from Dow Corning beginning in the second quarter of 1995.

Discontinued operations
-----------------------

Corning incurred an after-tax loss of $115 million, or $0.51 per share, from discontinued operations in the third quarter of 1996. The loss related primarily to a charge taken by Quest Diagnostics to increase reserves related to certain government investigations of billing practices of certain clinical laboratories acquired by Quest in 1993 and 1994.

The loss from discontinued operations in the third quarter year-to-date 1996 totaled to $162.6 million, or $0.72 per share. It includes the $115 million provision for loss on Distributions recorded in the third quarter and the $56.8 million provision for loss on Distributions recorded in the second quarter, offset by $9.2 million of income recognized in the first quarter. The second quarter provision for loss on Distributions includes the estimated costs related to the Distributions and a charge to increase reserves for government claims, offset by the estimated results of operations of the businesses to be distributed from April 1, 1996 through December 31, 1996, the anticipated date of the Distributions.

The provision for loss on Distributions includes management's best estimate of the transaction costs and the estimated future results of operations of the discontinued businesses. The actual loss could differ from these estimates.

As disclosed in Corning's 1995 Annual Report on Form 10-K, government investigations of certain practices by clinical laboratories acquired in recent years are ongoing. In the second quarter 1996, the U.S. Department of Justice
(DOJ) notified Quest that it had taken issue with certain payments received by Damon Corporation (Damon) from federally funded healthcare programs prior to its acquisition by Corning. As a result, in the second quarter 1996, Quest increased its reserves by $46 million ($37 million after-tax) to equal management's estimate, at that time, of the low end of the range of potential amounts which could be required to satisfy claims related to the Damon and other related and similar investigations.

During the third quarter 1996, Quest management met with the government several times to evaluate the substance of the government's allegations. As a result of these discussions, in October 1996, Quest management, on behalf of its Damon subsidiary, reached a settlement agreement with the DOJ which caused Quest to pay $119 million to the government. This settlement concludes all federal and Medicaid claims relating to the billing by Damon of certain blood tests to Medicare and Medicaid patients and other matters relating to Damon being investigated by the DOJ.

As a result of this settlement agreement, Quest management has reassessed the level of reserves recorded for other asserted and unasserted claims related to the Damon and other similar government investigations, including the investigation of billing practices by Nichols Institute (Nichols) prior to its acquisition by Corning in 1994. Quest recorded a charge totaling $142 million ($105 million after-tax) in the third quarter 1996 to establish additional reserves equal to the Damon settlement agreement and Quest management's best estimate of potential amounts which could be required to satisfy the remaining claims. Based on information currently available to Quest, management does not believe that the exposure to claims in excess of recorded reserves is material.

In October 1996, Corning contributed $119 million to Quest's capital to fund the Damon settlement. Additionally, Corning has agreed to fund any additional settlements with the government prior to the Distributions and to indemnify Quest, on an after-tax basis, for the settlement of the Nichols' and certain other claims pending at the Distribution date. Although management believes that established reserves should be sufficient to pay other asserted and unasserted claims, it is possible that additional information may become available which may cause the final resolution of these matters to be in excess of established reserves by an amount which could be material to Corning's results of operations and cash flows in the quarter in which any such claim is settled. Corning does not believe that these issues will have a material adverse impact on Corning's overall financial condition.

Loss from discontinued operations in the third quarter 1995 totaled $17.6 million or $0.08 per share and included a $62 million operating charge to increase accounts receivable reserves in the clinical-laboratory testing business. Income from discontinued operations for the third quarter year-to-date 1995 totaled $7.5 million or $0.03 per share and also includes a restructuring charge of $40.5 million ($24.4 million after tax) recorded in the second quarter.


                        Liquidity and Capital Resources
                       -------------------------------

Corning's working capital decreased from $454.4 million at the end of 1995 to $260.5 million at September 30, 1996. The ratio of current assets to current liabilities was 1.3 at the end of the third quarter 1996 compared to 1.6 at year-end 1995. The decrease in working capital and the ratio of current assets to current liabilities was due to an increase in short-term borrowings during the third quarter year-to-date 1996 to fund capital expansion programs. Corning's long-term debt as a percentage of total capital was 32 percent at the end of the third quarter, compared to 33 percent at year-end 1995.

Corning's investment in equity and intercompany debt of the companies to be distributed totaled $1.6 billion at September 30, 1996 and is expected to increase to approximately $1.8 billion at the date of Distribution. Prior to the Distributions, the companies to be distributed will borrow approximately $600 million from third-party lenders and repay intercompany debt to Corning, reducing Corning's investment to approximately $1.2 billion. Corning's stockholders' equity will be reduced by Corning's investment in these companies at the date of the Distributions. Corning intends to use the proceeds from the repayment of intercompany debt to primarily repay third-party debt and invest for future strategic uses.

Corning's long-term debt as a percentage of total capital is expected to increase from the current 32 percent to between 40 percent and 44 percent at the end of 1996 when the Distributions are completed.

Cash and short-term investments decreased from year-end 1995 by $60.1 million primarily due to operating and financing activities which provided cash of $334.0 million and $74.3 million, respectively, offset by investing activities and discontinued operations which used cash of $364.2 million and $85.2 million, respectively. Net cash provided by operating activities increased in the third quarter year-to-date 1996 compared to the same period in 1995 primarily due to higher earnings and a lower use of cash for working capital changes. Net cash used in investing activities increased in the third quarter year-to-date 1996 due to a higher level of capital spending for expansions of manufacturing facilities. Net cash provided by financing activities increased in the third quarter year-to-date 1996 due to an increase in net borrowings during 1996. Net cash used by discontinued operations in the third quarter year-to-date 1996 increased over 1995 primarily due to the repayment of a capital lease obligation.

                          Part II - Other Information
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
------  -----------------

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

ENVIRONMENTAL LITIGATION. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $22 million for its estimated liability for environmental cleanup and litigation at September 30, 1996.

BREAST-IMPLANT LITIGATION. On May 15, 1995, Dow Corning Corporation sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The effect of the bankruptcy, which is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan), is to stay the prosecution against Dow Corning of the 45 purported breast-implant product liability class action lawsuits and its approximately 19,000 breast-implant product liability lawsuits. In June 1995, Dow Corning and its shareholders (Corning and The Dow Chemical Company) attempted to remove various state court implant lawsuits against itself and its shareholders to federal court, and to transfer these cases to the United States District Court for the Eastern District of Michigan, Southern District (the "Michigan Federal Court"). The transfer motion also contemplated a trial of the consolidated, transferred cases on the "common issue" of whether silicones cause diseases as alleged by plaintiffs. On September 12, 1995, Judge Hood of the Michigan Federal Court issued an order granting the motion to transfer the Dow Corning cases to federal court, but denying the motion to the extent it requested the transfer of cases against Dow Corning's shareholders to her court. Judge Hood also denied the motion for the purpose of holding one causation trial prior to the estimation process by the Bankruptcy Court, but without prejudice to subsequent motions for one or more such trials to assist in the bankruptcy estimation process. Subsequently Dow Corning, Corning and Dow Chemical filed an appeal from Judge Hood's order in the United States Court of Appeals for the Sixth Circuit. On April 9, 1996, the Sixth Circuit ruled that the Michigan Federal Court had "related to" jurisdiction over the cases against Dow Corning's shareholders and remanded the cases to Judge Hood for further proceedings. On July 30, 1996, Judge Hood refused to exercise "related to" jurisdiction over those cases Dow Corning, Dow Chemical and Corning (as well as other defendants) have appealed that order to the Sixth Circuit. The Sixth Circuit ordered an expedited appeal and oral argument is set for November 12, 1996.

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

As of September 30, 1996, Corning had been named in approximately 11,400 state and federal tort lawsuits. More than 4,300 tort lawsuits filed against Corning in federal courts were consolidated in the United States District Court,
Northern District of Alabama.   On April 25, 1995 that District Court issued a
final order dismissing Corning from those federal consolidated breast-implant cases. The plaintiffs appealed the dismissal order but on January 17, 1996 voluntarily withdrew their appeal. On August 13, 1996, that District Court issued Order No. 34 directing parties to show cause why various cases should not be remanded to state courts with other defendants, but stating that any claims by plaintiffs against Corning would be dismissed in view of the previous final summary judgment order. Certain state court tort cases against Corning were also consolidated in various states for the purposes of discovery and pretrial matters. Corning has made several motions for summary judgment in state courts and judges have dismissed Corning from over 6,500 tort cases filed in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New Mexico, New York, Pennsylvania, Tennessee and Dallas, Harris and Travis Counties in Texas, some of which are on appeal. Corning's motions seeking dismissal remain pending, and continue to be filed, in various other states. In certain Texas tort cases, Dow Chemical and Corning have each filed cross claims against each other and against Dow Corning. On October 21, 1996, Dow Chemical filed cross claims against Corning in certain Louisiana cases, including a class action scheduled for trial against Dow Chemical beginning in March 1997.

DEPARTMENT OF JUSTICE INVESTIGATIONS. In September 1993, MetPath and MetWest Inc. ("MetWest"), a wholly-owned subsidiary of Unilab, in which Corning had at the time an interest of approximately 43%, entered into a Settlement Agreement (the "MetPath Settlement Agreement") with the Department of Justice ("DOJ") and the Inspector General of the Department of Health and Human Services (the "Inspector General") in settlement of civil claims by the DOJ and the Inspector General that MetPath and MetWest had wrongfully induced physicians to order certain laboratory tests without realizing that such tests would be billed to Medicare at rates higher than those the physicians believed were applicable. Several state and private insurers have made claims based on the practices covered by the MetPath Settlement Agreement. Substantially all the state and private insurers have settled their claims.

During August 1993, MetPath, MetWest and Damon (which was acquired by Corning earlier that month) together with other participants in the industry received subpoenas from the Inspector General seeking information regarding their practices with respect to 14 enumerated tests offered in conjunction with automatic chemical test panels. MetPath, MetWest and Damon submitted information pursuant to these subpoenas and the investigation into MetPath and MetWest has been closed. Damon was also served with two additional subpoenas in November 1994 and January 1995 from the Inspector General and was directed by the U.S. Attorney's office in Boston, to which its investigation has been referred, to submit additional information in response to the August 1993 subpoena. The November subpoena supplemented the August 1993 subpoena and required the submission of supplemental information. The January subpoena sought information regarding the addition of the 14 enumerated tests to organ function profiles rather than the automated multichannel chemistry profiles as in earlier subpoenas. In March 1995, Damon received a subpoena from the Department of Defense Criminal Investigative Service on behalf of CHAMPUS, apparently covering the same practices as the earlier subpoenas. In August 1995, Corning Clinical Laboratories Inc. ("CCL" now known as Quest Diagnostics Incorporated, and previously known as MetPath) and Damon received subpoenas from the Inspector General seeking documents with regard to 14 current procedural terminology, or CPT, codes used to bill Medicare, Medicaid and other payers for certain hematology tests. In September 1996, CCL settled the civil investigation into its billings for certain hematology indices pursuant to the August 1995 subpoena identified above for an amount of $6.9 million.

By a plea agreement and civil settlement agreement and release, both of which were executed October 9, 1996 between DOJ and Damon, and which were entered in Federal District Court in Massachusetts on October 10, 1996, all federal criminal matters within the scope of the federal investigation, including the matters in the August 1996 subpoena, were resolved, and the civil qui tam cases underlying the civil investigation were settled for an aggregate
-------
of $119 million. This sum includes a $35.3 million criminal fine and an $83.7 million civil settlement, which compensates both federal and state Medicaid health care programs. No exclusion of CCL from future participation in any federal health care programs will result from the settlement. In addition, as a part of the settlement, CCL and the Inspector General executed a Corporate Integrity Agreement pursuant to which CCL will maintain its corporate compliance program, make periodic reports to the Inspector General, and take certain other steps intended to demonstrate CCL's integrity as a provider of services to federally sponsored health care programs.

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

In May 1994, MetPath received a subpoena from the Inspector General and a subpoena from a federal grand jury, both investigating billing for tests not performed or reported for which MetPath had voluntarily made corrective payments in 1993. The civil matter was concluded in May 1995 by a payment by Corning Life Sciences Inc. of $8.6 million, and the criminal investigation was closed. In September 1995, CCL began voluntarily providing documents and information to the DOJ concerning CCL's efforts to detect and correct billings for tests not reported or performed. As part of these activities, which are ongoing, CCL made certain payments to the United States in August 1995 and in March 1996. In December 1995, CCL received a subpoena from the Inspector General seeking information as to CCL policies in instances in which specimens were received by the laboratory without specific test requisitions. Compliance with the subpoena is ongoing. In June 1996, Corning Life Sciences Inc. received a federal grand jury subpoena from Boston seeking documents from CCL's Florida facilities concerning new and terminated clients of that facility and sales of testing services to such clients. CCL has been advised that this investigation has been closed. During the past quarter, CCL voluntarily self-reported to the government a few isolated events that may have resulted in overpayments by Medicare and Medicaid to CCL facilities. It is too early to predict the outcome of these disclosures.

--------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------- --------------------------------

     (a)  Exhibits

          See the Exhibit Index which is located on page 20.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated July 3, 1996 was filed which presented restated income statements for 1995 quarterly results and other analysis reflecting the Health Care Services segment as discontinued operations. A report on Form 8-K dated July 15, 1996, was filed in connection with the Registrant's medium-term notes facility. The Registrant's second quarter earnings press release of July 15, 1996 was filed as an exhibit to this Form 8-K.

          A report on Form 8-K dated July 22, 1996 was filed which presented restated income statements for fiscal years 1991 through 1995 and other analysis reflecting the Health Care Services segment as discontinued operations.

Other items under Part II are not applicable.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CORNING INCORPORATED
                           ---------------------------------------------
                                            (Registrant)





 November 13, 1996                     /s/ ROGER G. ACKERMAN
------------------         ---------------------------------------------
        Date                               R. G. Ackerman
                                Chairman and Chief Executive Officer





 November 13, 1996                      /s/ VAN C. CAMPBELL
------------------         ---------------------------------------------
        Date                               V. C. Campbell
                             Vice Chairman and Chief Financial Officer





 November 13, 1996                    /s/ KATHERINE A. ASBECK
------------------         ---------------------------------------------
        Date                                K. A. Asbeck
                                      Chief Accounting Officer

                             CORNING INCORPORATED
                             --------------------

                                 EXHIBIT INDEX
                                 ------------

                    This exhibit is numbered in accordance
              with Exhibit Table I of Item 601 of Regulation S-K


                                                       Page number
                                                       in manually
      Exhibit #        Description                   signed original
     ---------        -----------                    --------------

          12        Computation of ratio of earnings to combined