Form 10-K
period 1996-12-31
CORNING INC /NY
filed 1997-03-12
CIK 24741

Securities and
Exchange Commission
Washington, D.C.  20549

Form 10-K

--------------------------------------------------------------------------------
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 1996
Commission file number 1-3247


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]            No [_]

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 5, 1997, shares held by non-affiliates of Corning Incorporated had an aggregate market value of $7,259,415,883. As of February 5, 1997, 229,231,063 shares of Corning's common stock were outstanding.

Documents incorporated by reference in this annual report:

Part III. Proxy Statement of the Registrant dated March 5, 1997 relating to the annual meeting of stockholders on April 24, 1997.

Part IV. By-Laws of Corning Incorporated as amended to and effective as of April 25, 1996.

                                     PART I


Item 1. Business
----------------

General

Corning traces its origins to a glass business established in 1851. The present corporation was incorporated in the State of New York in December 1936, and its name was changed from Corning Glass Works to Corning Incorporated on April 28, 1989.

On December 31, 1996, Corning completed a strategic repositioning of the company by distributing all of the shares of Quest Diagnostics Incorporated (formerly Corning Clinical Laboratories Inc.) and Covance Inc. (formerly Corning Pharmaceutical Services Inc.) (the Distributions) to its shareholders on a pro rata basis. As a result of this transaction, Corning believes it can better focus its strategies and resources to take advantage of growth opportunities in its core businesses. Corning's Consolidated Financial Statements, appearing on pages 23 through 25, and Notes to Consolidated Financial Statements, appearing on pages 26 through 49, report Quest Diagnostics and Covance, which formerly comprised Corning's Health Care Services segment, as discontinued operations for all periods presented.

Corning is a global corporation which operates in three broadly based business segments: Communications, Specialty Materials, and Consumer Products.

The Communications segment includes the opto-electronics and information-display businesses. The opto-electronics business produces optical fiber, optical cable, hardware and equipment and optical components for the worldwide telecommunications industry. The information-display business manufactures glass panels and funnels, projection-video lens assemblies and liquid-crystal-display glass for flat panel displays.

The Specialty Materials segment includes the environmental-products business, which produces emission-control substrates and related technologies for all major-vehicle-producing markets, and the science-products business, which produces various plastic and glass laboratory products for the life-sciences market. The other businesses which operate in this segment specialize in the production of optical, lighting and other advanced material products.

The Consumer Products segment produces cookware, glassware and dinnerware that is sold primarily in the North American retail market through mass-market and other distribution channels. The Consumer Products segment also includes Steuben crystal.

Corning and its subsidiaries produce approximately 60,000 different products at 42 plants in ten countries.

Additional discussion of Corning and each of its segments is discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 5 through 14, and Note 3 (Information by Industry Segment) of the Notes to Consolidated Financial Statements appearing on pages 28 through 30.

Competition

Corning competes across all of its product lines with many large and varied manufacturers, both domestic and foreign.

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

Corning strives to maintain its market position through technology and product innovation. For the future, Corning's competitive advantage lies in its commitment to research and development, its financial resources, and its commitment to quality.

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

As to resources (ores, minerals, and processed chemicals) required in manufacturing operations, availability appears to be adequate. Corning's suppliers from time to time may experience capacity limitations in their own operations, or may eliminate certain product lines; nevertheless, Corning believes it has adequate programs to ensure a reliable supply of batch chemicals and raw materials. For many products, Corning has alternative glass compositions that would allow operations to continue without interruption in the event of specific materials shortages.

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

Most of Corning's products are marketed under the following trademarks: Corning, Corning Ware, Celcor, Corelle, Corguide, Impressions, Puma, Pyrex, Pyrex Portables, Visions, Steuben and Vycor. Subsidiaries of Corning frequently use their own trademarks, such as Revere Ware, and Costar.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control by continuing operations were approximately $22.8 million in 1996 and are estimated to be $29.9 million in 1997.

Corning's 1996 operating results from continuing operations were charged with approximately $27.1 million for depreciation, maintenance, waste disposal, and other operating expenses associated with pollution control. The level of these costs is not expected to change substantially in 1997. Corning believes that its compliance program will not place it at a competitive disadvantage.

Other

Additional information in response to Item I is found in Note 17 (International Activities) of the Notes to Consolidated Financial Statements appearing on page 47 and Five Years in Review - Historical Comparison appearing on pages 53 and 54.

Except as otherwise indicated by the context, the terms "Corning" or "Company" as used herein, mean Corning Incorporated and its consolidated subsidiaries.


Item 2. Properties
------------------

Corning operates a total of 42 manufacturing plants and processing facilities, 29 of which are located in the United States. Corning owns substantially all of its executive and corporate buildings, which are located in Corning, New York. Corning also owns substantially all of its manufacturing and research and development facilities and more than half of its sales and administrative facilities.

During the last five years, Corning has invested $1.9 billion in property, construction, expansion, and modernization for continuing operations. Of the $597.8 million spent in 1996, $37.0 million was spent on facilities outside the United States.

Manufacturing, sales and administrative, and research and development facilities at consolidated locations have an aggregate floor space of approximately 18 million square feet. Distribution of this total area is:

================================================================================

(million square feet)                  Total            Domestic         Foreign
--------------------------------------------------------------------------------
Manufacturing                          14.0                10.7            3.3
Sales and administrative                2.9                 2.6            0.3
Research and development                0.9                 0.8            0.1
--------------------------------------------------------------------------------

                                       17.8                14.1            3.7
================================================================================

Many facilities manufacture products included in more than one industry segment. Total assets and capital expenditures by industry segment are included in Note 3 (Information by Industry Segment) of the Notes to Consolidated Financial Statements appearing on pages 28 through 30. Information concerning lease commitments is included in Note 16 (Commitments, Contingencies and Guarantees) of the Notes to Consolidated Financial Statements appearing on page 46.

In the opinion of management, Corning's facilities are suitable and adequate for production and distribution of the Company's products. At December 31, 1996 Corning did not own any significant amounts of surplus or idle property.


Item 3. Legal Proceedings
-------------------------

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 19 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $20 million for its estimated liability for environmental cleanup and litigation at December 31, 1996.

Breast-implant Litigation. On May 15, 1995, Dow Corning Corporation sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The effect of the bankruptcy, which is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan), is to stay the prosecution against Dow Corning of the 45 purported breast-implant product liability class action lawsuits and the approximately 19,000 breast-implant product liability lawsuits pending against Dow Corning. In June 1995, Dow Corning and its shareholders (Corning and The Dow Chemical Company) attempted to remove various state court implant lawsuits against Dow Corning and its shareholders to federal court, and to transfer these cases to the United States District Court for the Eastern District of Michigan, Southern District (the "Michigan Federal Court"). The transfer motion also contemplated a trial of the consolidated, transferred cases on the "common issue" of whether silicones cause diseases as alleged by plaintiffs. On September 12, 1995, Judge Hood of the Michigan Federal Court issued an order granting the motion to transfer the Dow Corning cases to Michigan Federal Court, but denying the motion to the extent it requested the transfer of cases against Dow Corning's shareholders to such court. Judge Hood also denied the motion for the purpose of holding one causation trial prior to the estimation process by the Bankruptcy Court, but without prejudice to subsequent motions for one or more such trials to assist in the bankruptcy estimation process. Subsequently Dow Corning, Corning and Dow Chemical filed an appeal from Judge Hood's order in the United States Court of Appeals for the Sixth Circuit. On April 9, 1996, the Sixth Circuit ruled that the Michigan Federal Court had "related to" jurisdiction over the cases against Dow Corning's shareholders and remanded the cases to Judge Hood for further proceedings. On July 30, 1996, Judge Hood refused to transfer cases against Corning and Dow Chemical to the Michigan Federal Court. Dow Chemical and Corning (as well as other defendants) have appealed Judge Hood's latest order to the Sixth Circuit. The Sixth Circuit ordered an expedited appeal. Briefing of the appeal is complete and oral argument is scheduled for April 24, 1997.

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

As of December 31, 1996, Corning had been named in approximately 11,400 state and federal tort lawsuits. More than 4,300 tort lawsuits filed against Corning in federal courts were consolidated in the United States District Court, Northern District of Alabama. On April 25, 1995 that District Court issued a final order dismissing Corning from those federal consolidated breast-implant cases. The plaintiffs appealed the dismissal order but on January 17, 1996 voluntarily withdrew their appeal. On August 13, 1996, that District Court issued Order No. 34 directing parties to show cause why various cases should not be remanded to state courts with other defendants, but any claims by plaintiffs against Corning would be dismissed in view of the previous final summary judgment order. Certain state court tort cases against Corning were also consolidated in various states for the purposes of discovery and pretrial matters. Corning has made several motions for summary judgment in state courts and judges have dismissed Corning from over 6,500 tort cases filed in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New Mexico, New York, Pennsylvania, Tennessee, Louisiana and Dallas, Harris and Travis Counties in Texas, some of which are on appeal. Corning's motions seeking dismissal remain pending, and continue to be filed, in various other states. In certain Texas tort cases, Dow Chemical and Corning have each filed cross claims against each other and against Dow Corning. On October 21, 1996, Dow Chemical filed cross claims against Corning in a Louisiana state wide class action scheduled for trial against Dow Chemical beginning in March 1997. The Louisiana trial judge dismissed Corning from such class action on February 21, 1997.

Quest Diagnostics: Government Investigations and Related Claims. On December 31, 1996, Corning completed the spin-off of its health care services businesses by the distribution to its shareholders of the Common Stock of Quest Diagnostics Incorporated ("Quest Diagnostics") and Covance Inc. ("Covance"). In connection with these distributions, Quest Diagnostics assumed financial responsibility for the liabilities related to the clinical laboratory business and Covance assumed financial responsibility for the liabilities related to the contract research business. Corning agreed to indemnify Quest Diagnostics against all monetary penalties, fines or settlements for any governmental claims arising out of alleged violations of applicable federal fraud and health care statutes and relating to billing practices of Quest Diagnostics and its predecessors that were pending at December 31, 1996. Corning also agreed to indemnify Quest Diagnostics for 50% of the aggregate of all judgment or settlement payments made by Quest Diagnostics that are in excess of $42.0 million in respect of claims by private parties (i.e., nongovernmental parties such as private insurers) that relate to indemnified or previously settled governmental claims and that allege overbillings by Quest Diagnostics, or any existing subsidiaries of Quest Diagnostics, for services provided prior to December 31, 1996; provided, however, such indemnification is not to exceed $25.0 million in the aggregate and that all amounts indemnified against by Corning for the benefit of Quest Diagnostics is to be calculated on a net after-tax basis. Such indemnification does not cover (i) any governmental claims that arise after December 31, 1996 pursuant to service of subpoena or other notice of such investigation after December 31, 1996, (ii) any nongovernmental claims unrelated to the indemnified governmental claims or investigations, (iii) any nongovernmental claims not settled prior to December 31, 2001, (iv) any consequential or incidental damages relating to the billing claims, including losses of revenues and profits as a consequence of exclusion for participation in federal or state health care programs or (v) the fees and expenses of litigation.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------


None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder
----------------------------------------------------------------------------
        Matters
        -------

This information is included in Quarterly Operating Results and Related Market Data, Five Years in Review - Historical Comparison, and Investor Information, appearing on pages 51 through 56.


Item 6. Selected Financial Data
-------------------------------

This information is included in Five Years in Review - Historical Comparison appearing on pages 53 and 54.


Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
        Results of Operations
        ---------------------

On December 31, 1996, Corning completed a strategic repositioning of the Company by distributing all of the shares of Quest Diagnostics Incorporated (formerly Corning Clinical Laboratories Inc.) and Covance Inc. (formerly Corning Pharmaceutical Services Inc.) (the Distributions) to its shareholders on a pro rata basis. Prior to the Distributions, Corning received a ruling from the Internal Revenue Service that the Distributions are tax-free to Corning and its shareholders. As a result of the Distributions, Quest Diagnostics, Inc. and Covance Incorporated became independent, publicly traded companies.

As a result of this transaction, Corning believes it can better focus its strategies and resources to take advantage of growth opportunities in its core businesses. Corning's Consolidated Financial Statements and Notes to Consolidated Financial Statements report Quest Diagnostics and Covance, which formerly comprised Corning's Health Care Services segment, as discontinued operations for all periods presented.

Results of Continuing Operations

Consolidated sales increased 12% from 1995 to $3.7 billion due primarily to strong performance by the Communications segment. Consolidated sales in 1995 advanced 6% over 1994 levels to $3.3 billion reflecting growth in the Communications segment offset by the sale of the European consumer products business in November 1994.

Net income from continuing operations totaled $342.9, or $1.50 per share, in 1996 compared with a net loss of $71.5 million, or $0.32 per share, in 1995 and net income of $222.3 million, or $1.04 per share, in 1994. The comparability of Corning's earnings from continuing operations over the past three years has been significantly impacted by Corning's decision to fully reserve its investment in and discontinue recognition of equity earnings from Dow Corning Corporation and a restructuring charge, both of which occurred in the second quarter of 1995. Additional information on Dow Corning and the restructuring charge begins on page 10.

Excluding the losses from Dow Corning and the restructuring charge, Corning's net income and earnings per share from continuing operations increased 17% and 16%, respectively, in 1996. Earnings in 1996 reflected strong results in the Communications and Specialty Materials segments, and improved performance by the Consumer Products segment. Equity earnings in 1996, excluding Dow Corning, increased 28% over 1995 due to continued solid performance by the international optical-fiber equity companies and improvements at Samsung-Corning Company, Ltd.

Corning's net income and earnings per share from continuing operations, excluding the restructuring charge and losses from Dow Corning, increased 30% and 23%, respectively, in 1995 when compared with 1994. The increases were principally due to strong performance in the Communications and Specialty Materials segments but reflected weak results in the Consumer Products segment. Equity earnings in 1995, excluding Dow Corning, were up 37% primarily due to strong growth at the international optical-fiber equity companies.

Industry Segments

Corning's products and services are grouped into three industry segments:
Communications, Specialty Materials and Consumer Products. The sales and earnings of equity affiliates which are closely associated with Corning's operating segments are discussed in terms of these same three industry segments. Additional information on the acquisitions and divestitures discussed in the segment analysis is in Note 2 of the Notes to Consolidated Financial Statements.

Communications
(In millions)

================================================================================

                                   1996             1995              1994
                                   ----             ----              ----

Consolidated sales               $1,969.4         $1,711.7          $1,458.3

Income before taxes                 528.5            434.9 (1)         345.8

================================================================================

(1) Includes $9.3 million of restructuring charges.

Consolidated Operations: Consolidated sales and earnings in the Communications segment increased substantially in 1996 due to continued strength in the opto-electronics businesses. The strong results in the opto-electronics businesses were offset somewhat by weak performance in the information-display businesses. Sales and earnings increased in 1995 due to strong performance by the opto-electronics businesses and the conventional-video components and projection-video businesses. Approximately one-third of the sales growth in 1995 was due to acquisitions in 1994.

Sales of Corning's optical-fiber and optical-cable businesses increased significantly in 1996 and 1995 as a result of continued strong worldwide demand. Domestic volume growth is being driven by regional, local and long-haul telephone companies and cable television operators who are installing optical fiber to increase network capacity, reduce operating costs and add new services. International volume increased as China, Mexico, and other developing countries are modernizing telecommunications infrastructures. In addition, sales to developed countries increased due to privatization of government-owned networks and telecommunications industry deregulation. Sales growth in 1996 reflects continued price stability. Earnings in this business increased significantly in both 1996 and 1995, primarily as a result of the increased sales in both 1996 and 1995 and a favorable mix of optical fiber and optical cable products in the first half of 1996.

As a result of the strong worldwide demand for optical fiber, Corning continues to produce at maximum manufacturing capacity. Corning increased capacity during 1996 through manufacturing process enhancements. To participate in the expected growth in this market, Corning is investing approximately $250 million to significantly expand its optical-fiber production facility in Wilmington, North Carolina. Capacity increases from this expansion began in late 1996 and are expected to be substantially on line by the end of 1997. In addition, to further increase capacity Corning is planning to invest several hundred million dollars to build a new optical-fiber production facility in Concord, North Carolina. Construction of this facility is expected to begin in the middle of 1997 and production is expected to begin in 1999.

Sales in Corning's hardware and equipment business increased in 1996 due to volume gains driven by overall market growth. Earnings in 1996 increased modestly as the volume gains were somewhat offset by plant consolidation costs. Sales and earnings increased in 1995 due primarily to Siecor's acquisition of certain assets relating to the hardware and equipment businesses of Northern Telecom Limited in December 1994.

Sales and earnings of the optical-components products business increased significantly due to strong growth in sales of several new products. Sales and earnings of this developing business were not significant prior to 1996.

Sales volume in the conventional-video components business continued to reflect a shift from smaller to larger sizes. During 1996, Corning completed the second phase of a three phase, $200 million expansion of its State College, Pennsylvania, television glass plant which will substantially improve Corning's capability to make larger-size video components. Sales were down slightly in 1996, as the activity related to the capacity expansion and glass furnace repairs limited the effective capacity during the year. Earnings in 1996 decreased significantly when compared to 1995, due to the furnace repairs and the costs of expanding the State College facility. Sales and earnings increased in 1995 over 1994 as a result of strong consumer demand for larger-screen televisions, manufacturing efficiencies and favorable product mix.

Sales of the projection-video components business decreased slightly in 1996 as a result of market softness. During 1996, Corning completed the second phase of an approximate $60 million expansion of its projection-video components manufacturing facility in Cincinnati, Ohio. The lower volume, coupled with expansion-related manufacturing inefficiencies, resulted in significantly decreased earnings in 1996. Sales of the projection-video components business increased significantly in 1995 due primarily to increased consumer demand as a result of improved projection television set quality and aggressive marketing by the projection television set manufacturers, and increased capacity. Earnings increased in 1995 primarily as a result of volume gains.

Sales in the advanced-display products business, which produces liquid-crystal display glass for flat panel displays, increased in 1996, reflecting strong volume growth offset partially by price declines. Sales increased significantly in 1995 over 1994 due to volume gains resulting from strong market demand and the addition of new melting capacity in Japan. The business incurred a loss in both 1996 and 1995 as a result of heavy development spending on new products and manufacturing inefficiencies related to new product introductions. Performance improved during the second half of 1996 and the business was profitable in the fourth quarter.

The 1995 restructuring charge in this segment resulted from management's decision to exit the manufacturing facility for glass-ceramic memory-disks and significantly reduce the amount of development spending on this project.

Equity companies:
(In millions)

================================================================================

                                        1996             1995              1994
                                        ----             ----              ----

Net sales                            $1,120.4           $982.2            $788.9

Corning's share of net income            67.5             47.4              38.1

================================================================================

Sales and earnings of Corning's optical-fiber equity companies increased significantly in 1996 compared to 1995 due to strong volume growth at the businesses located in Europe and Australia. The optical-fiber equity companies, which have been producing at maximum capacity, were able to increase volume in 1996 primarily as a result of manufacturing process enhancements. To meet anticipated demand, the European optical-fiber equity companies are planning to increase capacity through facility expansions during 1997. In December 1996, Corning announced the formation of Biccor Pte. Ltd., a holding company to be owned 40% by Corning and 60% by BICC Cables-Asia Pacific Pte. Ltd. Biccor will hold investments in and manage optical fiber cable plants in Southeast Asia and China.

Samsung-Corning Company, Ltd. is a South Korean-based manufacturer, which primarily produces glass panels and funnels for entertainment television and display monitors. Samsung-Corning's sales increased in 1996 and 1995 primarily as a result of a significant global expansion program which began in 1994 and included the acquisition and building of manufacturing and sales facilities in Germany and Malaysia. Earnings increased in 1996 as volume gains were partially offset by the impact of the start up of new capacity in both Germany and Malaysia during the year. Earnings decreased slightly in 1995 compared to 1994 as a result of start-up and higher financing costs associated with the significant global expansion program which began in 1994.

The increase in earnings at Samsung-Corning was somewhat offset by start-up costs of new information-display equity companies. During 1995, Corning and Samsung Group formed a new venture, Samsung-Corning Precision Glass Company, which will produce liquid-crystal display glass in Korea, with production expected to be on line in early 1997. Additionally, during 1995, Corning and Asahi Glass of America invested in the American Video Glass Company, a partnership with Sony Electronics, Inc. which was formed to manufacture and supply television glass components to Sony's North American operations. Business and manufacturing facilities will be established near Sony's Display Device Operations in Pittsburgh, Pennsylvania, and will be on line in 1997. In December 1996, Corning, Asahi Glass Company Ltd. of Japan and Samsung Group of South Korea announced an agreement in principle to establish a manufacturing facility in Mexico that will finish glass funnels and panels for color television tubes.

Outlook: Sales and earnings of the Communications segment are expected to increase in 1997 driven by continued volume growth in the opto-electronics businesses and improvement in the information-display businesses. Sales and earnings of the information-display businesses are expected to improve in 1997 from improved market demand and from manufacturing efficiencies as the capacity expansions which impacted earnings in 1996 have substantially been completed. Earnings in the advanced-display products business are expected to improve, but will continue to be impacted by development spending for new products and pricing pressure.

Equity earnings from the optical-fiber equity companies are expected to increase. Samsung-Corning's earnings are expected to be flat as market growth in Asia slows. Overall segment equity earnings are projected to decrease in 1997 as significant start-up costs at Samsung-Corning Precision Glass Company and American Video Glass Company are expected to more than offset the anticipated increases at the optical-fiber equity companies.


Specialty Materials
(In millions)

================================================================================
                                      1996             1995              1994
                                      ----             ----              ----

Consolidated sales                   $996.4           $871.9            $846.0

Income before taxes                   195.8            174.7 (1)         164.3
================================================================================

(1) Includes $6.6 million of restructuring charges.

Consolidated Operations: Consolidated sales of this segment increased in 1996 due primarily to the consolidation of Quanterra Incorporated, an environmental-testing business, beginning in the first quarter of 1996. Excluding the impact of the consolidation of Quanterra, sales increased 6% due primarily to growth in the environmental-products, science-products, and advanced-materials businesses. Segment earnings increased significantly, reflecting strong performance in the environmental-products, science-products and advanced-materials business, offset somewhat by losses at Quanterra. Consolidated sales of this segment increased modestly in 1995 over 1994 due primarily to sales gains in the environmental-products business. Segment earnings increased in 1995 as a result of strong performance in the environmental-products and advanced-materials businesses, offset somewhat by weaker results in the science-products business.

Sales of the environmental-products business increased in both 1996 and 1995. Sales in 1996 reflected significant volume gains in the automotive substrate market driven by strong market demand particularly in Europe, while sales of substrates in North America and in diesel applications increased slightly from 1995 levels. Sales of automotive substrates in Europe and diesel applications increased in 1995, offsetting second half softness in the North American market. Earnings increased substantially in both 1996 and 1995 as a result of the volume gains and continued manufacturing efficiency gains in both the United States and European operations.

In January 1996, Corning completed a transaction whereby Corning increased its ownership in Quanterra to 81% in exchange for an investment of approximately $20 million. As a result of this transaction, Corning began consolidating Quanterra's results beginning in the first quarter of 1996. Quanterra's 1996 sales reflect declining market demand and downward pricing pressure. Despite cost reduction efforts, Quanterra incurred a loss in 1996 due to the volume decrease and lower prices.

Sales of the science-products business increased in 1996 over 1995. Earnings in 1996 increased as a result of the improved sales volume and manufacturing efficiencies and cost reductions. Sales declined slightly in 1995 compared to 1994 as a result of the mid-year 1994 divestiture of the Parkersburg, West Virginia, glass-tubing products plant. Excluding the impact of this transaction, sales were flat due primarily to consolidation in distribution channels and softness in sales to the pharmaceutical industry. Earnings decreased in 1995 due to volume-related manufacturing inefficiencies.

Sales and earnings of the advanced-materials business increased significantly in 1996 and 1995 due to growth in fused-silica applications for the semiconductor industry and in mirror-blank applications for the satellite industry. Earnings in 1996 and 1995 also benefited from manufacturing efficiencies and cost reductions. Due to increased demand for the products of the advanced materials business, Corning is expanding its Canton, New York, facility. The expansion is expected to be completed in 1997.

Sales of Corning's other Specialty Materials businesses, consisting of optical and lighting products, decreased in 1996 due to a volume decline in the lighting business as a result of exiting certain product lines and market softness. Earnings decreased in 1996 due to the lower volume and higher development spending by the optical-products business for new products. Sales increased in 1995 over 1994 due to moderate volume increases, while earnings increased due to the volume gains coupled with manufacturing efficiencies and cost reduction efforts.

Equity companies:
(In millions)

================================================================================
                                        1996             1995              1994
                                        ----             ----              ----

Net sales                              $182.5           $290.8            $196.0

Corning's share of net income             8.8              6.4               5.7

================================================================================

Equity earnings in the Specialty Materials segment in 1996 primarily include EuroKera, S.N.C., a French-based manufacturer of glass-ceramic cook-tops. Equity earnings in 1995 and the second half of 1994 also include Quanterra, which Corning began to consolidate in 1996.

Sales and earnings of EuroKera increased in both 1996 and 1995 as demand for glass-ceramic cook-tops has increased significantly. As a result of increased demand in North America, EuroKera formed EuroKera-North America Inc. which opened a new manufacturing facility in South Carolina during 1995.

Outlook: The 1996 sales and earnings trends in this segment are expected to continue in 1997. Sales growth is expected to continue in the environmental-products, science-products and advanced-materials businesses. Consolidated earnings are expected to increase with the anticipated sales growth and from continued manufacturing efficiencies and cost reductions. Quanterra is expected to break even in 1997 as a result of continued cost reductions.


Consumer Products
(In millions)

================================================================================
                                        1996             1995              1994
                                        ----             ----              ----

Consolidated sales                     $685.8           $673.5            $779.1

Income before taxes                      38.2             10.1              55.6

================================================================================

Consolidated Operations: Consolidated sales in the Consumer Products segment increased slightly in 1996 as a result of volume gains in the mass-market channels and in international markets despite continued difficult retail houseware market conditions. Earnings in this segment increased significantly in 1996 due to the increased sales volume, cost reductions in the manufacturing and administrative areas and the gain recognized on the sale of CALP S.p.A., an equity company. The increase in international sales was principally due to strength in Asia, but all geographic markets experienced improvements during 1996. The sales improvement was driven by strength in the Pyrex and Corelle product lines, while sales of Corning Ware were flat and Revere Ware decreased.

Consolidated sales in the Consumer Products segment declined in 1995 primarily due to the sale of the European consumer products business in November 1994. Excluding the impact of this transaction, sales in 1995 were flat due to an adverse domestic retail market and declines in Mexico resulting from weak economic conditions. The flat sales in 1995 reflected increased sales of Corelle, Corning Ware and Pyrex brands due in part to the introduction of several new products, but were offset by a decrease in sales of Revere Ware. Earnings decreased substantially in 1995 compared to 1994 due to lower sales volume, increased costs associated with several glass furnace repairs and the incremental costs related to new product promotions and new factory outlet stores.

In October 1996, Corning announced that it had reached an agreement to sell its Serengeti eyewear business to Solar-Mates, Inc. for approximately $28 million. Corning expects to record a modest gain upon completion of this transaction in early 1997.

Equity companies:
(In millions)

================================================================================
                                       1996             1995              1994
                                       ----             ----              ----

Net sales                              $27.5            $95.0             $99.2

Corning's share of net income            0.5              1.2               2.3

================================================================================

Equity earnings in the Consumer segment are principally from CALP S.p.A. which Corning sold in March 1996 for approximately $30 million.

Outlook: Excluding the impact of the planned sale of Serengeti, consolidated segment sales in 1997 are expected to be even with 1996 levels. The competitive and difficult houseware market conditions experienced in recent years are expected to continue. In response to these market conditions, Corning is planning to reduce the number of stock-keeping units it provides. With this planned action, certain products and product packaging primarily for the specialty retail market will be eliminated, resulting in significantly reduced manufacturing and administrative costs. Management expects these actions will increase segment earnings.


Corporate Investments

Other than Dow Corning Corporation
(In millions)

================================================================================
                                        1996             1995              1994
                                        ----             ----              ----

Net sales                              $262.9           $223.3            $210.7

Corning's share of net income             8.3             11.7               2.5

================================================================================

Corning's corporate investments include Pittsburgh Corning, Pittsburgh Corning Europe, N.V. and several other small strategic investments that are not integrated with Corning's operating segments.

Sales and earnings of Pittsburgh Corning and Pittsburgh Corning Europe decreased in 1996 due to volume decreases in architectural glass block and grill brick product lines in the U.S. Sales and earnings were up in 1995 resulting principally from volume increases for architectural glass blocks in the U.S.
and strong European demand for FOAMGLAS(R) insulation.

Dow Corning Corporation

Corning is a 50% owner of Dow Corning Corporation, a manufacturer of silicones. The other 50% of Dow Corning is owned by The Dow Chemical Company.

On May 15, 1995, Dow Corning voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code as a result of several negative developments related to the breast-implant litigation. At that time, Corning management believed it was impossible to predict if and when Dow Corning would successfully emerge from Chapter 11 proceedings. As a result, Corning recorded an after-tax charge of $365.5 million, or $1.62 per share, in the second quarter of 1995 to fully reserve its investment in Dow Corning.

Corning also discontinued recognition of equity earnings from Dow Corning beginning in the second quarter of 1995. Corning recognized equity earnings from Dow Corning of $17.5 million, or $0.08 per share, in the first quarter 1995 and a loss of $2.8 million, or $0.01 per share, in 1994. The 1994 results include a significant charge related to the breast-implant litigation. Note 4 of the Notes to Consolidated Financial Statements includes additional financial information related to this investment.

Dow Corning filed a reorganization plan with the Federal Bankruptcy Court in December 1996; however, the plan is not expected to be approved by the creditors and the Court for some time. As such, Corning continues to believe that it is impossible to predict if and when Dow Corning will successfully emerge from Chapter 11 proceedings.


Provision for Restructuring

In the second quarter 1995, Corning recorded a restructuring charge of $26.5 million ($16.1 million after tax), or $0.07 per share. The charge included severance for workforce reductions, primarily in corporate staff groups, a curtailment loss in Corning's primary pension plan attributable to workforce reductions and the write-off of production equipment caused by the decision to exit the manufacturing facility for glass-ceramic memory-disks. These actions are substantially complete.

Certain severance and facility exit costs have payment terms extending into 1997. Corning management believes that these costs will be financed by cash from operations and does not anticipate any significant impact on its liquidity as a result of this restructuring plan.

Additional information on the restructuring charge is included in Note 8 of the Notes to Consolidated Financial Statements.


Taxes

Corning's effective tax rate for continuing operations was 33.5% in 1996, 29% in 1995, and 33% in 1994. The lower 1995 rate was due to a higher percentage of Corning's earnings from consolidated entities with lower effective tax rates and the restructuring charge. Note 6 of the Notes to Consolidated Financial Statements reconciles the effective tax rate to the statutory tax rate.


Results of Discontinued Operations

The loss from discontinued operations in 1996 totaled $167.3 million, or $0.74 per share, and includes a provision for loss on Distributions of $176.5 million, or $0.78 per share offset by income from discontinued operations of $9.2 million, or $0.04 per share, recognized in the first quarter of 1996, prior to Corning's decision to complete the Distributions. The $176.5 million provision for loss on Distributions includes a $142 million after-tax charge to increase reserves for government claims and an after-tax charge for transaction costs offset by the results of operations of the distributed businesses from April 1, 1996 through December 31, 1996, the Distribution date.

Income from discontinued operations in 1995 totaled $20.7 million, or $0.09 per share. The results in 1995 reflect a restructuring charge of $24.4 million after tax which includes severance for workforce reduction programs primarily in the clinical-laboratory testing business and the costs of exiting a number of leased facilities. Income from discontinued operations in 1994 totaled $59 million, or $0.28 per share, and included a restructuring charge of $55.4 million after tax for integration costs and transaction expenses, primarily related to the acquisitions of Nichols Institute, Maryland Medical Laboratory Inc. and Bioran Medical Laboratory.

Results of discontinued operations include allocations of consolidated interest expense totaling $51.7 million, $48.5 million and $44.8 million in 1996, 1995 and 1994, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.

Quest Diagnostics has entered into several settlement agreements with various governmental and private payors during recent years. Government investigations of certain practices by clinical laboratories acquired in recent years are ongoing. In the second quarter 1996, the U.S. Department of Justice (DOJ) notified Quest Diagnostics that it had taken issue with certain payments received by Damon Corporation (Damon) from federally funded healthcare programs prior to its acquisition by Quest Diagnostics. During the second and third quarters 1996, Quest Diagnostics' management met with the government several times to evaluate the substance of the government's allegations. As a result of these discussions, in October 1996, Quest Diagnostics' management, on behalf of its Damon subsidiary, reached a settlement agreement with the DOJ which caused Quest Diagnostics to pay $119 million to the government.

As a result of this settlement agreement, Quest Diagnostics' management reassessed the level of reserves recorded for other asserted and unasserted claims related to the Damon and other related and similar government investigations, including the investigation of billing practices by Nichols Institute (Nichols) prior to its acquisition by Quest Diagnostics in 1994. During 1996, Quest Diagnostics recorded charges totaling $142 million after tax to increase its reserves to equal the Damon settlement and Quest Diagnostics management's best estimate of potential amounts which could be required to satisfy the remaining claims.

Corning has agreed to indemnify Quest Diagnostics on an after-tax basis, for the settlement of claims against Nichols and certain other claims that were pending at December 31, 1996. Coincident with the Distributions, Corning recorded a payable to Quest Diagnostics of approximately $25 million which is equal to management's best estimate of amounts which are probable of being paid by Corning to Quest Diagnostics to satisfy the remaining indemnified claims on an after-tax basis.

Although management believes that established reserves for indemnified claims are sufficient, it is possible that additional information may become available to Quest Diagnostics' management which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to Corning's results of operations and cash flow in the period in which such claims are settled. Management does not believe that these issues will have a material adverse impact on Corning's overall financial condition.

Corning, Quest Diagnostics and Covance have entered into tax indemnification agreements that prohibit Quest Diagnostics and Covance for a period of two years after the Distributions from taking certain actions that might jeopardize the favorable tax treatment of the Distributions and provide Corning with certain rights of indemnification against Quest Diagnostics and Covance. The tax indemnification agreements also require Quest Diagnostics and Covance to take such actions as Corning may request to preserve the favorable tax treatment provided for in the ruling obtained from the Internal Revenue Service in respect of the Distributions.

Corning, Quest Diagnostics and Covance have also entered into a tax sharing agreement which allocates among Corning, Quest Diagnostics and Covance responsibility for federal, state and local taxes relating to taxable periods before and after the Distributions and provides for computing and apportioning tax liabilities and tax benefits for such periods among the parties. Quest Diagnostics and Covance have paid or will pay Corning for all income taxes due at December 31, 1996. Corning will indemnify Quest Diagnostics and Covance for any adjustments to these liabilities resulting from future audits of Corning's consolidated federal and certain other tax returns for periods prior to the Distribution date.


Liquidity and Capital Resources

Corning's working capital increased from $454.4 million at the end of 1995 to $611.2 million at the end of 1996. The ratio of current assets to current liabilities was 1.8 at the end of 1996 compared to 1.6 at year-end 1995. Corning's long-term debt as a percentage of total capital was 42 percent at the end of 1996, compared to 33 percent at the end of 1995. The increase in these ratios is primarily due to the impact of the Distributions on Corning's balance sheet.

The increase in the percentage of long-term debt to total capital is due primarily to the $1.1 billion reduction in stockholders' equity as a result of the Distributions of Quest Diagnostics and Covance. During the fourth quarter of 1996, Quest Diagnostics and Covance borrowed approximately $650 million from third-party lenders and repaid intercompany debt to Corning prior to the Distributions. Corning used the proceeds from the repayment of intercompany debt to repay approximately $375 million of short-term borrowings and $75 million of long-term debt. Corning intends to use the remaining proceeds to invest for future strategic uses.

The repayment of debt will cause a decrease in the total consolidated interest expense in 1997. However, interest expense of continuing operations will increase as the amount of interest allocated to discontinued operations in 1996 is greater than the expected reduction in interest expense due to the repayment of debt.

Corning's working capital position is reinforced by available bank credit lines totaling $815 million and the ability to issue up to $375 million of medium- and long-term debt under existing shelf-registration statements filed with the Securities and Exchange Commission. Although Corning's leverage has increased significantly as a result of the Distributions, Corning's management believes the Company has sufficient financial flexibility and ready access to funds to meet seasonal working capital requirements and for capital expenditures. Management expects the Company to generate positive cash flow from operating activities and take other actions that will reduce Corning's ratio of long-term debt to total capital during 1997.


Cash Flows

Cash and short-term investments at the end of 1996 increased from 1995 by $35.6 million due to operating and financing activities which provided cash of $602.8 million and $80.0 million, respectively, offset by investing activities and discontinued operations which used cash of $439.2 million and $188.3 million, respectively. Cash and short-term investments at the end of 1995 increased from 1994 by $46.5 million as operating activities provided cash of $556.2 million offset by investing activities, financing activities, and discontinued operations which used cash of $397.6 million, $94.8 million and $18.5 million, respectively.

Cash flows from operating activities in 1996 increased compared with 1995 primarily due to increased earnings of continuing operations before special charges partially offset by an increase in cash used for working capital. Cash flows from operating activities increased in 1995 from 1994 due to higher earnings of continuing operations before special charges and a lower use of cash for working capital.

Corning generated cash from investing activities in 1996 as the proceeds from the repayment of intercompany debt by Quest Diagnostics and Covance prior to the Distributions were greater than capital spending. Cash used in investing activities in 1995 decreased from 1994 as a higher level of capital spending net of proceeds from the disposition of properties and investments in 1995 was offset by lower cash used for business acquisitions. Capital spending amounted to $597.8 million, $381.8 million and $286.1 million in 1996, 1995 and 1994, respectively. Corning anticipates capital spending will approximate $600 million in 1997. The high level of capital spending in 1996 and expected in 1997 relates primarily to capacity expansions in Corning's growth businesses.

Cash used in financing activities increased in 1996 primarily as a result of the repayment of loans with the proceeds from the Distributions. Financing activities in 1995 resulted in a net use of cash as dividends paid were in excess of net borrowings. Financing activities in 1994 provided cash as the proceeds from the issuance of common stock in February 1994 and the MIPS offering in July 1994 were in excess of dividends paid and net repayment of loans.

Cash used in discontinued operations increased in 1996 compared with 1995 due primarily to the settlement of government claims and repayment of a capital lease obligation during 1996. Cash used in discontinued operations totaled $18.5 million and $50.3 million in 1995 and 1994, respectively.

Corning repurchased $83.9 million and $33.1 million of its common stock in 1996 and 1995, respectively. Approximately $50 million of the 1996 amount and all of the 1995 amount were repurchased pursuant to a systematic plan authorized by the Board of Directors. Corning's systematic plan is designed to provide shares for Corning's various employee-benefit programs. No shares were purchased in 1994 as Corning temporarily suspended its share repurchase program between May 1993 and the end of 1994 as a result of the impact of acquisition financing on certain lending agreements. The remainder of the 1996 stock repurchases were from employees to satisfy tax withholding requirements on shares issued under employee benefit plans.

Dividends paid to common shareholders in 1996 totaled $165.3 million compared with $165.2 million in 1995 and $150.1 million in 1994. The increase in dividends paid in 1995 is a result of increase in both the dividend rate and common shares outstanding. Corning plans to maintain the dividend rate paid to common shareholders in 1997.

Environment

Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 19 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $20 million for its estimated liability for environmental cleanup and litigation at December 31, 1996.


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


Item 8. Financial Statements
----------------------------

See Item 14 (a) 1.


Item 9. Disagreements on Accounting and Financial Disclosures
-------------------------------------------------------------

None.

                                    PART III


Item 10. Directors and Executive Officers
-----------------------------------------

A list of Directors of the Company, appearing under the caption "Nominees for Election as Directors" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 24, 1997, is incorporated by reference in this Annual Report on Form 10-K.

Executive Officers of the Registrant

Roger G. Ackerman (58)   Chairman of the Board and Chief Executive Officer
Mr. Ackerman joined Corning in 1962. In 1972 he was appointed president of Corhart Refractories Co. He was elected senior vice president and general manager of Corning Ceramics in 1975, a senior vice president in 1980, director of the Manufacturing and Engineering Division in 1981, and president and chief executive officer of MetPath Inc. (now Quest Diagnostics Incorporated) in 1983. In 1985, he was elected group president and a director. In 1990 Mr. Ackerman was elected president and in 1996 was elected to his present position.

Van C. Campbell (58) Vice Chairman and Chief Financial Officer
Mr. Campbell joined Corning in 1964. He was elected assistant treasurer in 1971, treasurer in 1972, a vice president in 1973, financial vice president in 1975 and senior vice president for finance in 1980. He became general manager of the Consumer Products Division in 1981. Mr. Campbell was elected vice chairman and a director in 1983.

Norman E. Garrity (55) Sector President and Co-Chief Operating Officer
Mr. Garrity joined Corning in 1966 and subsequently served in a variety of manufacturing and engineering management positions. In 1979 he was appointed sales and marketing manager for Corning Electronics. In 1984 he was appointed general manager of the Electrical Products Division and subsequently appointed vice president. He was elected senior vice president in 1987 and executive vice president in 1990, responsible for the Specialty Materials Group and the manufacturing and engineering function. In 1996 he was elected to his present position.

John W. Loose (54)   Sector President and Co-Chief Operating Officer
Mr. Loose joined Corning in 1964 and subsequently held a variety of sales and marketing positions in the Consumer Products Division. In 1986 he was appointed vice president and general manager for the Asia-Pacific area. In 1988 he was appointed vice president for Corning International Corporation and president and chief executive officer of Corning Asahi Video Products Company and subsequently senior vice president, International. In April 1990 he was elected executive vice president responsible for the Information Display Group. In 1993, Mr. Loose became responsible for the consumer business and was elected president and chief executive officer of Corning Consumer Products Company. In 1996 he was elected to his present position.

James M. Ramich (51)   Executive Vice President
Mr. Ramich joined Corning in 1973 and served in a variety of managerial positions in Purchasing, Treasury, and the Electronic Components Division. In 1988, he was appointed director of Corporate Development, vice president in 1990 and became vice president and general manager of the Advanced Display Products business the same year. Mr. Ramich was elected executive vice president responsible for the Information Display Group in 1993.

Larry Aiello, Jr. (47)   Senior Vice President, International
Mr. Aiello joined Corning in 1973 and has served in various accounting and management positions. He was appointed an assistant controller in 1989, and division vice president and general manager of the Opto-Electronic Components Products Division in 1990. In 1993, he was elected vice president and controller and effective February 1, 1997 senior vice president, International.

Katherine A. Asbeck (40) Chief Accounting Officer
Ms. Asbeck joined Corning in 1991 as director of accounting. She was appointed assistant controller in 1993 and designated chief accounting officer in 1994. Prior to joining Corning, Ms. Asbeck was a senior audit manager of Price Waterhouse LLP.

Peter Booth (57) Senior Vice President
Mr. Booth joined Corning in 1974 as international counsel and was elected a vice president of Corning International Corporation in 1975. He became corporate counsel in 1980. In 1983 he was appointed director of Corporate Plans and elected vice president and secretary. He became executive vice president of Corning Japan K.K. in 1986. In 1991, Mr. Booth was named senior vice president responsible for Strategy and Development.

Peter F. Campanella (51) President and CEO of Corning Consumer Products Company Mr. Campanella joined Corning in 1971 and subsequently served in a variety of sales and marketing positions in the Consumer Products Division and Corning International. He became director of sales and marketing in Science Products in 1989, vice president and general manager in 1990 and was named senior vice president in 1994. He assumed responsibility for the Advanced Materials & Process Technologies group in 1995 and was elected to his present position in April 1996.

James R. Cooke (45)   Vice President
Mr. Cooke joined Corning in 1980 and has served in various accounting, finance, and strategic planning positions. In July 1994, he was appointed
Opto-Electronics division vice president and general manager, Components Products Business and director of external development in June 1995. He was named vice president business development and general manager of Opto-Electronics Components Products Business in March 1996.

Charles W. Deneka (52)   Senior Vice President
Mr. Deneka joined Corning in 1972 and subsequently held manufacturing, engineering and development positions in several divisions. In 1990, he was named vice president and director of Development responsible for new product development activities. In January 1995, he was appointed senior vice president and chief technical officer.

Robert L. Ecklin (58) Senior Vice President
Mr. Ecklin joined Corning in 1961 and served in a variety of U.S. and international manufacturing and engineering managerial positions. For Corning Engineering he served as its vice president in 1982 and was appointed its president in 1983. In 1986 he became vice president of Business Development. Mr. Ecklin was appointed general manager of the Industrial Products Division in 1989 and senior vice president in 1990.

James B. Flaws (48)   Vice President and Controller
Mr. Flaws joined Corning in 1973 and has held a variety of positions within Corning's Consumer Products group and in 1991 was appointed vice president and chief financial officer. Mr. Flaws was elected assistant treasurer of Corning Incorporated in 1993. He was elected to his present position as vice president and controller effective as of February 1, 1997.

Sandra L. Helton (47)   Senior Vice President and Treasurer
Ms. Helton joined Corning in 1971 and served in various engineering and financial positions. In 1986 she was appointed assistant treasurer. She was elected a vice president and treasurer in 1991 and senior vice president in 1994.

A. John Peck, Jr. (57)   Secretary
Mr. Peck joined Corning in 1972. He has served as assistant counsel and as associate counsel in the Legal Department. He was appointed assistant secretary in 1981 and elected secretary in 1988.

William C. Ughetta (64)   Senior Vice President and General Counsel
Mr. Ughetta joined Corning in 1968 as assistant secretary and assistant counsel. He was elected secretary of the corporation in 1971 and vice president and general counsel in 1972. He was elected a senior vice president in 1983.

Wendell P. Weeks (37)   Vice President
Mr. Weeks joined Corning in 1983 and has served in various accounting, business development, and business manager positions. In 1992, he was named general manager and director of external development, Opto-Electronics Components Business, division vice president in July 1994, and deputy general manager in June 1995. He was appointed vice president and general manager of the Telecommunications Products Division in March 1996.

Item 11. Management Remuneration and Transactions
-------------------------------------------------

Information covering Management Remuneration and Transactions, appearing under the captions "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Other Matters" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 24, 1997, is incorporated by reference in this Annual Report on Form 10-K.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Information with respect to Security Ownership of Certain Beneficial Owners, appearing under the caption "Security Ownership of Certain Beneficial Owners" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 24, 1997, is incorporated by reference in this Annual Report on Form 10-K.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

A description of transactions with management and others and certain business relationships, appearing under the captions "Directors' Compensation and Other Matters Relating to Directors" and "Other Matters" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 24, 1997, is incorporated by reference in this Annual Report on Form 10-K.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)       Documents filed as part of this report:

          1. Index to financial statements and financial statement schedules, filed as part of this report:

                                                                           Page

                  Report of Independent Accountants                         22

                  Consolidated Statements of Income                         23

                  Consolidated Balance Sheets                               24

                  Consolidated Statements of Cash Flows                     25

                  Notes to Consolidated Financial Statements               26-49

                  Financial Statement Schedule:
                           II       Valuation Accounts and Reserves         50

          2. Supplementary Data:

                  Quarterly Operating Results and Related Market Data      51-52
                  Five Years in Review - Historical Comparison             53-54
                  Investor Information                                     55-56

          3. Exhibits filed as part of this report: see (c) below.

(b)       Reports on Form 8-K filed during the last quarter of fiscal 1996:

          A report on Form 8-K dated October 15, 1996, filed in connection with the registrant's medium-term note facility, includes Corning's third quarter earnings press release of October 15, 1996.

          A report on Form 8-K dated November 26, 1996, filed in connection with the Distributions of Corning's health care services businesses.

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

                  Certificate of Amendment, dated July 15, 1994, as amended by the Certificate of Correction filed on July 26, 1994, of the Restated Certificate of Incorporation of the Registrant which appears as Exhibit 3 to the 1994 Annual Report on Form 10-K is incorporated herein by reference in this Annual Report pursuant to an exemption in accordance with Section 232.102(a) of Regulation S-T.

                  Certificate of Amendment, dated October 24, 1994, of the Restated Certificate of Incorporation of the Registrant which appears as Exhibit 3 to the 1994 Annual Report on Form 10-K is incorporated herein by reference in this Annual Report pursuant to an exemption in accordance with Section 232.102(a) of Regulation S-T.

                  Certificate of Amendment, dated June 24, 1996, of the Restated Certificate of Incorporation of the Registrant which amends the number of shares of Series A Preferred Stock designated.

          #4. Rights Agreement dated June 5, 1996, that defines the preferred share purchase rights which trade with the Registrant's common stock, which appears as Exhibit 1 to Form 8-K, dated July 10, 1996, is incorporated herein by reference in this Annual Report on Form 10-K pursuant to an exemption in accordance with Section 232.102(a) of Regulation S-T.

         #12. Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

         #21.     Subsidiaries of the Registrant at December 31, 1996

         #23      Consent of Independent Accountants

         #24      Powers of Attorney

         #27      Financial Data Schedule

(d)      Dow Corning Corporation:
                                                                           Page

         Report of Independent Accountants                                  57

         Consolidated Balance Sheets                                       58-59

         Consolidated Statements of Operations and Retained Earnings        60

         Consolidated Statements of Cash Flow                               61

         Notes to Consolidated Financial Statements                        62-86

         Financial statements of unconsolidated subsidiary companies and associated companies accounted for under the equity method, other than Dow Corning Corporation, have been omitted. Summary financial information on Corning's equity-basis companies is presented in Note 4 (Investments) of the Notes to Consolidated Financial Statements appearing on pages 31 and 32.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated


          /s/ Roger G. Ackerman      Chairman of the Board and
By                                   Chief Executive Officer      March 12, 1997
   --------------------------------
           (Roger G. Ackerman)


          /s/ Van C. Campbell
By                                   Vice Chairman                March 12, 1997
   --------------------------------  and Chief Financial Officer
           (Van C. Campbell)


         /s/ Katherine A. Asbeck
By                                   Chief Accounting Officer     March 12, 1997
   --------------------------------
          (Katherine A. Asbeck)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated.


                                     Capacity                          Date
               *
                                     Chairman of the Board,       March 12, 1997
   --------------------------------  Chief Executive Officer
      (Roger G. Ackerman)            and Director

               *
                                     Director                     March 12, 1997
   --------------------------------
        (Robert Barker)

               *
                                     Director                     March 12, 1997
   --------------------------------
      (John Seely Brown)

               *
                                     Director                     March 12, 1997
   --------------------------------
        (Mary L. Bundy)

               *
                                     Director                     March 12, 1997
   --------------------------------
       (Van C. Campbell)

               *
                                     Director                     March 12, 1997
   --------------------------------
   (Lawrence S. Eagleburger)

               *
                                     Director                     March 12, 1997
   --------------------------------
       (John H. Foster)

               *
                                     Director                     March 12, 1997
   --------------------------------
      (Norman E. Garrity)

               *
                                     Director                     March 12, 1997
   --------------------------------
         (Gordon Gund)


               *                     Director                     March 12, 1997
   --------------------------------
      (John M. Hennessy)


               *                     Director                     March 12, 1997
   --------------------------------
      (James R. Houghton)

               *
                                     Director                     March 12, 1997
   --------------------------------
      (James W. Kinnear)

               *
                                     Director                     March 12, 1997
   --------------------------------
        (John W. Loose)

               *
                                     Director                     March 12, 1997
   --------------------------------
      (James J. O'Connor)

               *
                                     Director                     March 12, 1997
   --------------------------------
      (Catherine A. Rein)

               *
                                     Director                     March 12, 1997
   --------------------------------
       (Henry Rosovsky)

               *
                                     Director                     March 12, 1997
   --------------------------------
       (H. Onno Ruding)

               *
                                     Director                     March 12, 1997
   --------------------------------
    (William D. Smithburg)

         /s/ William C. Ughetta
*By--------------------------------
   (William C. Ughetta,
    Attorney-in-fact)

REPORT OF INDEPENDENT ACCOUNTANTS


Price Waterhouse LLP


January 27, 1997


To the Board of Directors and Stockholders of Corning Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 18 present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.








/s/ Price Waterhouse LLP
1177 Avenue of the Americas
New York, New York  10036

CONSOLIDATED STATEMENTS OF INCOME
Corning Incorporated and Subsidiary Companies

====================================================================================================================================

Years Ended December 31, 1996, December 31, 1995 and January 1, 1995
(In millions, except per-share amounts)                                                 1996              1995              1994
------------------------------------------------------------------------------------------------------------------------------------
Revenues
  Net sales                                                                           $ 3,651.6        $ 3,257.1         $ 3,083.4
  Royalty, interest and dividend income                                                    32.9             30.6              26.5
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        3,684.5          3,287.7           3,109.9
------------------------------------------------------------------------------------------------------------------------------------

Deductions
  Cost of sales                                                                         2,258.9          2,032.6           1,950.0
  Selling, general and administrative expenses                                            639.8            556.2             535.8
  Research and development expenses                                                       191.3            175.7             176.6
  Provision for restructuring                                                                               26.5
  Interest expense                                                                         69.1             69.3              65.6
  Other, net                                                                               38.1             21.3              38.1
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before taxes on income                                  487.3            406.1             343.8
Taxes on income from continuing operations                                                163.2            118.2             112.6
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before minority interest
  and equity earnings                                                                     324.1            287.9             231.2
Minority interest in earnings of subsidiaries                                             (52.6)           (64.4)            (48.6)
Dividends on convertible preferred securities of subsidiary                               (13.7)           (13.7)             (6.1)
Equity in earnings (losses) of associated companies:
  Other than Dow Corning Corporation                                                       85.1             66.7              48.6
  Dow Corning Corporation                                                                                 (348.0)             (2.8)
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                                                  342.9            (71.5)            222.3
Income (loss) from discontinued operations, net of income taxes                          (167.3)            20.7              59.0
------------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                                     $   175.6        $   (50.8)         $  281.3
====================================================================================================================================
Per Common Share:
  Continuing operations                                                               $    1.50        $   (0.32)         $   1.04
  Discontinued operations                                                                 (0.74)            0.09              0.28
------------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                                     $    0.76        $   (0.23)         $   1.32
====================================================================================================================================
Weighted Average Shares Outstanding                                                       227.1            226.6             211.8
====================================================================================================================================

See Notes to Consolidated Financial Statements beginning on page 26.

CONSOLIDATED BALANCE SHEETS
Corning Incorporated and Subsidiary Companies

====================================================================================================================================

December 31, 1996 and December 31, 1995
(In millions, except share amounts)                                                           1996                   1995
------------------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
  Cash                                                                                    $    51.9             $    72.4
  Short-term investments, at cost, which approximates market value                            171.3                 115.2
  Accounts receivable, net of doubtful accounts and
   allowances - $22.0/1996; $24.3/1995                                                        566.3                 479.5
  Inventories                                                                                 498.5                 426.5
  Deferred taxes on income and other current assets                                           130.7                 102.8
------------------------------------------------------------------------------------------------------------------------------------

  Total current assets                                                                      1,418.7               1,196.4
------------------------------------------------------------------------------------------------------------------------------------
Investments
  Associated companies, at equity                                                             313.8                 341.0
  Others, at cost                                                                              23.4                  23.9
Plant and Equipment, at Cost, Net of Accumulated Depreciation                               1,977.7               1,599.6
Goodwill and Other Intangible Assets,
  Net of Accumulated Amortization - $86.8/1996; $68.3/1995                                    330.4                 330.8
Other Assets                                                                                  257.3                 305.3
Net Assets of Discontinued Operations                                                                             1,664.7
------------------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                              $ 4,321.3             $ 5,461.7
====================================================================================================================================

Liabilities and Stockholders' Equity

Current Liabilities
  Loans payable                                                                           $    53.9             $   143.1
  Accounts payable                                                                            268.9                 202.6
  Other accrued liabilities                                                                   484.7                 396.3
------------------------------------------------------------------------------------------------------------------------------------

  Total current liabilities                                                                   807.5                 742.0
------------------------------------------------------------------------------------------------------------------------------------

Other Liabilities                                                                             646.2                 618.3
Loans Payable Beyond One Year                                                               1,208.5               1,340.0
Minority Interest in Subsidiary Companies                                                     310.7                 269.8
Convertible Preferred Securities of Subsidiary                                                365.1                 364.7
Convertible Preferred Stock                                                                    22.2                  23.9
Common Stockholders' Equity
  Common stock, including excess over par value
    and other capital - Par value $0.50 per share;
    Shares authorized: 500 million;
    Shares issued: 261.0 million/1996; 258.6 million/1995                                     566.0               1,113.0
  Retained earnings                                                                         1,024.0               1,496.5
  Less cost of 32.3 million/1996 and 28.8 million/1995
    shares of common stock in treasury                                                       (672.5)               (563.0)
  Cumulative translation adjustment                                                            43.6                  56.5
------------------------------------------------------------------------------------------------------------------------------------

  Total common stockholders' equity                                                           961.1               2,103.0
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                $ 4,321.3             $ 5,461.7
====================================================================================================================================

See Notes to Consolidated Financial Statements beginning on page 26.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Corning Incorporated and Subsidiary Companies

====================================================================================================================================

Years Ended December 31, 1996, December 31, 1995 and January 1, 1995
(In millions)                                                                                 1996         1995         1994
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income (loss)                                                                      $   175.6     $  (50.8)     $ 281.3
   Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
     (Income) loss from discontinued operations                                               167.3        (20.7)       (59.0)
     Depreciation and amortization                                                            288.1        251.6        242.7
     Equity in earnings of associated companies, other than Dow Corning
       Corporation, less than (in excess of) dividends received                                 2.9          7.8         (3.3)
     Equity in losses of Dow Corning Corporation                                                           348.0          2.8
     Minority interest in earnings of subsidiaries
       in excess of dividends paid                                                             19.0         25.1         29.0
     Losses (gains) on disposition of properties and investments                                6.6         12.9        (12.0)
     Provision for restructuring, net of cash spent                                                         25.4
     Deferred tax provision (benefit)                                                          18.5         (5.0)         2.8
     Other                                                                                     21.0          8.1         26.7
   Changes in operating assets and liabilities:
     Accounts receivable                                                                      (75.3)         9.7       (143.1)
     Inventories                                                                              (71.3)       (45.3)       (38.5)
     Deferred taxes and other current assets                                                  (14.7)         5.5         11.4
     Accounts payable and other current liabilities                                            65.1        (16.1)        14.9
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities of Continuing Operations                            602.8        556.2        355.7
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
   Additions to plant and equipment                                                          (597.8)      (381.8)      (286.1)
   Acquisitions of businesses, net                                                            (15.1)        (3.1)      (390.7)
   Net proceeds from disposition of properties and investments                                 35.9         18.3        133.1
   Proceeds from Distributions of subsidiaries                                                650.0
   Net increase in long-term investments                                                      (12.7)       (28.1)       (14.1)
   Other, net                                                                                  19.7         (2.9)       (11.6)
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing Activities of Continuing Operations                   80.0       (397.6)      (569.4)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Proceeds from issuance of loans                                                            415.4        167.9        236.6
   Repayments of loans                                                                       (205.5)       (86.7)      (509.0)
   Repayments of loans with proceeds from Distribution of subsidiaries                       (450.0)
   Increase in minority interest due to capital contributions                                   8.6                      66.5
   Proceeds from issuance of convertible preferred securities of subsidiary                                             364.4
   Proceeds from issuance of common stock                                                      43.4         24.3        247.7
   Repurchases of common stock                                                                (83.9)       (33.1)
   Payment of dividends                                                                      (167.2)      (167.2)      (152.2)
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities of Continuing Operations                 (439.2)       (94.8)       254.0
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                               (2.2)         1.2          3.3
------------------------------------------------------------------------------------------------------------------------------------
Effect of accounting calendar change on cash                                                  (17.5)
------------------------------------------------------------------------------------------------------------------------------------
Cash used in discontinued operations                                                         (188.3)       (18.5)       (50.3)
------------------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                        35.6         46.5         (6.7)
Cash and cash equivalents at beginning of year                                                187.6        141.1        147.8
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                                  $   223.2     $  187.6      $ 141.1
====================================================================================================================================

See Notes to Consolidated Financial Statements beginning on page 26.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Corning Incorporated and Subsidiary Companies
(Dollars in millions, except share and per-share amounts)
--------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies

Principles of Consolidation

On December 31, 1996 Corning completed a strategic repositioning of the Company by distributing all of the shares of Quest Diagnostics Incorporated (formerly Corning Clinical Laboratories Inc.) and Covance Inc. (formerly Corning Pharmaceutical Services Inc.) (the Distributions) to its shareholders on a pro rata basis. Corning's consolidated financial statements and notes to consolidated financial statements report Quest Diagnostics and Covance, which formerly comprised Corning's Health Care Services segment, as discontinued operations. Prior period Consolidated Financial Statements and Notes to Consolidated Financial Statements have been restated accordingly.

The consolidated financial statements include the accounts of all entities controlled by Corning. All significant intercompany accounts and transactions are eliminated.

The equity method of accounting is used for investments in associated companies which are not controlled by Corning and in which Corning's interest is generally between 20% and 50%.

Effective January 1, 1996, Corning made several changes to its accounting calendar to make Corning's results more comparable with other companies and to enable Corning to report results of certain subsidiaries on a more current basis. As part of the changes, Corning adopted an annual reporting calendar. Previously Corning operated on a fiscal year ending on the Sunday nearest December 31.

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

Inventories

Inventories are stated at the lower of cost or market. Approximately 50% of Corning's inventories at December 31, 1995, and 1996, are valued using the last-in, first-out (LIFO) method. The first-in, first-out (FIFO) method is used to value the remaining inventories which are principally at consolidated subsidiaries.

1.   Summary of Significant Accounting Policies
     (Continued)


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

Earnings Per Common Share

Earnings per common share are computed by dividing net income less dividends on Series B convertible preferred stock by the weighted average number of common shares outstanding. Dividends on Series B convertible preferred stock amounted to $1.9 million in 1996, $2 million in 1995 and $2.1 million in 1994. Weighted average shares outstanding were 227.1 million in 1996, 226.6 million in 1995 and
211.8 million in 1994. The weighted average of common shares outstanding for earnings per common share calculations does not include approximately 2.3 million, 2.6 million and 2.9 million shares held by the Corning Stock Ownership Trust in 1996, 1995 and 1994, respectively. Common stock equivalents are not included in the earnings per common share computation because they do not result in material dilution.


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

2.   Business Combinations and Divestitures
     (Continued)


These acquisitions were accounted for as purchases. Accordingly, the results of operations of the acquired companies were included in the consolidated financial statements from the date of acquisition.

Divestitures

In March 1996, Corning sold its equity investment in CALP S.p.A. for approximately $30 million. The gain recognized on this transaction was not material. In October 1996, Corning announced that it had reached an agreement to sell its Serengeti eyewear business to Solar-Mates, Inc. for approximately $28 million. Corning expects to record a modest gain upon completion of this transaction in early 1997.

In the second quarter 1994, Corning sold its Parkersburg, West Virginia, glass-tubing products plant to Schott Corporation, a subsidiary of the Schott Group, for $57 million. In the fourth quarter 1994, Corning sold its European consumer products business to Newell Co. for $86 million.

Quanterra Transactions

In the third quarter 1994, Corning and International Technology Corporation created a jointly owned company named Quanterra Incorporated to which Corning transferred the net assets of its Enseco environmental-testing laboratory business and International Technology transferred the assets of its IT Analytical Services business. Corning and International Technology each owned 50% of the company. Corning accounted for its investment in Quanterra using the equity method of accounting for investments. Corning received $33 million as a result of this transaction and recognized a gain on the transaction which, net of its share of a one-time integration charge taken by the new company, is not material and has been included in equity earnings in 1994.

In January 1996, Corning and International Technology completed a transaction whereby Corning increased its ownership in Quanterra from 50% to 81% in exchange for an investment of approximately $20 million. In addition, Corning granted International Technology the right to put the remaining 19% interest in Quanterra to Corning at fair market value in January 2003. As a result of this transaction, Corning began consolidating Quanterra's results beginning in 1996.


3.   Information by Industry Segment

Corning is a diversified, global, technology-based corporation which operates in three broadly-based business segments: Communications, Specialty Materials, and Consumer Products.

The Communications segment includes the opto-electronics and information-display businesses. The opto-electronics business produces optical fiber, optical cable and optical hardware and equipment and optical components for the worldwide telecommunications industry. The information-display business manufactures glass panels and funnels, projection-video lens assemblies and liquid-crystal display glass for flat panel displays.

The Specialty Materials segment includes the environmental-products business, which produces emission-control substrates and related technologies for all major-vehicle-producing markets, and the science-products business, which produces various plastic and glass laboratory products. The other businesses which operate in this segment specialize in the production of advanced materials, optical and lighting products.

The Consumer Products segment produces cookware, glassware and dinnerware that is sold primarily in the North American retail market through mass-market and other distribution channels. The Steuben crystal and Serengeti eyewear businesses are also included in this segment.

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

3.   Information by Industry Segment
     (Continued)


As a result of Corning's decision to fully reserve its investment in Dow Corning Corporation and discontinue recognition of equity earnings from Dow Corning during 1995, summary financial information for Dow Corning is not included in the segment data. Information for Dow Corning is presented separately in Note 4 of the Notes to Consolidated Financial Statements. Certain equity companies that are not associated with Corning's operating segments are classified in "Other, including Corporate Investments and R&D."

Information about the company's segment operations is summarized on the following page.

3.   Information by Industry Segment
     (Continued)


====================================================================================================================================
                                                                                                           Other,
                                                                                                          including
                                                                                                          Corporate
                                               Commu-              Specialty          Consumer           Investments
                                              nications            Materials          Products             and R&D       Total
------------------------------------------------------------------------------------------------------------------------------------
Operations:
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
     1996                                     $ 1,969.4             $  996.4           $  685.8         $   32.9        $3,684.5
     1995                                       1,711.7                871.9              673.5             30.6         3,287.7
     1994                                       1,458.3                846.0              779.1             26.5         3,109.9
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
  before taxes:
     1996                                     $   528.5             $  195.8           $   38.2         $ (275.2)       $  487.3
     1995 (1)                                     434.9                174.7               10.1           (213.6)          406.1
     1994                                         345.8                164.3               55.6           (221.9)          343.8
====================================================================================================================================
Assets:
------------------------------------------------------------------------------------------------------------------------------------
Operating assets:
     1996                                     $ 1,967.2             $  740.9           $  570.8         $  728.6        $4,007.5
     1995                                       1,484.1                706.3              578.6          2,351.7         5,120.7
     1994                                       1,437.3                600.6              580.3          2,239.8         4,858.0
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures:
     1996                                     $   364.7             $   67.8           $   37.7         $  127.6        $  597.8
     1995                                         180.7                 96.3               44.8             60.0           381.8
     1994                                         146.3                 60.0               43.3             36.5           286.1
------------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization:
     1996                                     $   141.0             $   65.0           $   36.9         $   45.2        $  288.1
     1995                                         121.4                 60.5               32.1             37.6           251.6
     1994                                         109.7                 57.2               40.5             35.3           242.7
====================================================================================================================================

Equity Investments other than Dow Corning:
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity:
     1996                                     $   216.1             $   27.6                            $   70.1        $  313.8
     1995                                         195.8                 60.2           $    9.6             75.4           341.0
     1994                                         182.5                 47.2               13.0             73.7           316.4
------------------------------------------------------------------------------------------------------------------------------------
Equity company sales:
     1996                                     $ 1,120.4             $  182.5           $   27.5         $  262.9        $1,593.3
     1995                                         982.2                290.8               95.0            223.3         1,591.3
     1994                                         788.9                196.0               99.2            210.7         1,294.8
------------------------------------------------------------------------------------------------------------------------------------
Equity company net income (loss):
     1996                                     $   158.5             $   23.8           $    2.4         $   23.6        $  208.3
     1995                                         101.6                  5.6                6.1             20.8           134.1
     1994                                          88.4                 (6.9)              11.5             17.3           110.3
------------------------------------------------------------------------------------------------------------------------------------
Corning's share of net income (loss):
     1996                                     $    67.5             $    8.8           $    0.5         $    8.3        $   85.1
     1995                                          47.4                  6.4                1.2             11.7            66.7
     1994                                          38.1                  5.7                2.3              2.5            48.6
====================================================================================================================================


(1) The 1995 restructuring charge totaling $26.5 million was included in income before taxes of Communications ($9.3 million), Specialty Materials ($6.6 million) and Other, including Corporate Investments and R&D ($10.6 million).

4.   Investments

Investments other than Dow Corning Corporation

Samsung-Corning Company Ltd., a 50%-owned South Korean-based manufacturer of glass panels and funnels for cathode-ray tubes, represented $150.3 million and $143 million of Corning's investments accounted for by the equity method at year end 1996 and 1995, respectively.

The financial position and results of operations of Samsung-Corning and Corning's other equity companies are summarized as follows:

====================================================================================================================================
                                      1996                                    1995                                1994
                          ----------------------------           -----------------------------      --------------------------------
                           Samsung-            Total               Samsung-           Total           Samsung-           Total
                            Corning           Equity                Corning          Equity            Corning          Equity
                           Co. Ltd.          Companies             Co. Ltd.         Companies         Co. Ltd.         Companies
------------------------------------------------------------------------------------------------------------------------------------
Net sales                $   794.9         $  1,593.3            $    713.4       $ 1,591.3         $    601.6        $  1,294.8
Gross profit                 192.8              554.7                 152.8           491.6              147.0             388.7
Net income                    54.6              208.3                  43.1           134.1               46.5             110.3
------------------------------------------------------------------------------------------------------------------------------------
Corning's equity
  in net income(1)       $    26.4         $     85.1            $     19.6       $    66.7         $     22.1        $     48.6
------------------------------------------------------------------------------------------------------------------------------------
Current assets           $   328.1         $    661.3            $    290.5       $   673.5         $    258.9        $    560.3
Non-current
  assets                   1,415.0            1,826.3                 978.1         1,336.5              589.2             930.4
------------------------------------------------------------------------------------------------------------------------------------
Current liabilities      $   446.3         $    647.6            $    351.5       $   543.9         $    204.1        $    398.1
Non-current
  liabilities                979.1            1,132.8                 618.2           805.7              374.1             539.2
====================================================================================================================================

(1) Equity in earnings shown above and in the Consolidated Statements of Income are net of amounts recorded for income tax.


Dividends received from Samsung-Corning and Corning's other equity companies totaled $88.2 million, $74.3 million and $48.2 million in 1996, 1995 and 1994, respectively. At December 31, 1996, approximately $190.5 million of equity in undistributed earnings of equity companies were included in Corning's retained earnings.

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

The financial position and results of operations of Dow Corning are summarized as follows:

====================================================================================================================================
                                                                                1996               1995              1994
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                    $ 2,532.3          $ 2,492.9          $ 2,204.6
Gross profit                                                                     858.3              828.5              734.3
Net income (loss)                                                                221.7              (30.6)              (6.8)
------------------------------------------------------------------------------------------------------------------------------------
Corning's equity in net income (loss) (1)                                                       $  (348.0) (2)     $    (2.8)
------------------------------------------------------------------------------------------------------------------------------------
Current assets                                                               $ 1,524.7          $ 1,835.7          $ 1,635.8
Non-current assets                                                             3,589.4            3,122.7            2,457.4
------------------------------------------------------------------------------------------------------------------------------------
Current liabilities                                                          $   480.5          $   459.5          $ 1,325.0
Non-current liabilities                                                          343.2              347.9            1,974.1
Liabilities subject to compromise (3)                                          3,452.1            3,504.1
====================================================================================================================================

(1) Equity in earnings shown above and in the Consolidated Statements of Income are net of amounts recorded for income tax.
(2) Includes $17.5 million of equity earnings recognized in the first quarter 1995 and a charge taken by Corning of $365.5 million in the second quarter 1995 to fully reserve its investment in Dow Corning. Corning discontinued recognition of equity earnings from Dow Corning beginning in the second quarter of 1995.
(3) Dow Corning's financial statements for 1996 and 1995 have been prepared in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," (SOP 90-7). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the filing date (May 15, 1995) and identification of all transactions and events that are directly associated with the reorganization.


As disclosed in Dow Corning's financial statements, its 1995 and 1994 results were impacted by charges related to breast-implant litigation matters. In the fourth quarter 1994, Dow Corning recorded an accounting charge of $151.8 million after tax. Subsequent to Corning's decision to fully reserve its investment in Dow Corning in 1995, Dow Corning recorded an accounting charge of $221.2 million after tax. Dow Corning's 1996 and 1995 results have also been impacted by the suspension of interest payments and reorganization costs resulting from the Chapter 11 filing.

Dow Corning filed a reorganization plan with the Federal Bankruptcy Court in December 1996; however, the plan is not expected to be approved by the creditors and the Court for some time. As such, Corning continues to believe that it is impossible to predict if and when Dow Corning will successfully emerge from Chapter 11 proceedings.

5.   Employee Retirement Plans

Pension Benefits

Corning has defined-benefit pension plans covering substantially all of its domestic employees and certain employees in foreign countries. Corning's funding policy has been to contribute annually an amount determined jointly by the company and its consulting actuaries which provides for the current cost and amortization of prior service cost over a 30-year period.

The funded status of Corning's pension plans as of year end is as follows:

====================================================================================================================================
                                                                                            1996                      1995
------------------------------------------------------------------------------------------------------------------------------------
Vested benefits                                                                         $ 1,054.9                 $ 1,012.4
Non-vested benefits                                                                          96.1                      90.1
------------------------------------------------------------------------------------------------------------------------------------

Accumulated benefit obligation                                                          $ 1,151.0                 $ 1,102.5
====================================================================================================================================

Current fair market value of plan assets                                                $ 1,344.3                 $ 1,217.1
Present value of projected benefit obligation                                             1,226.5                   1,163.0
------------------------------------------------------------------------------------------------------------------------------------

Plan assets in excess of projected benefit obligation                                       117.8                      54.1
Unrecognized prior service cost                                                             134.1                     113.4
Unrecognized transition gain                                                                (10.7)                    (11.5)
Unrecognized net (gains) losses from changes in actuarial assumptions                        71.6                      66.4
Other unrecognized net experience gains                                                    (213.3)                   (130.6)
------------------------------------------------------------------------------------------------------------------------------------

Recorded pension asset                                                                  $    99.5                  $   91.8
====================================================================================================================================

Plan assets are comprised principally of publicly traded debt and equity securities. Corning common stock represented 7.7% and 6.3% of plan assets at year end 1996 and 1995, respectively.

The unrecognized prior service cost, unrecognized transition gain, net gains and losses from changes in actuarial assumptions and net experience gains are deferred and amortized to pension expense over the remaining service life of plan participants, if they exceed certain limits.

For Corning's principal defined-benefit plan, the assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4.5%, respectively, in both 1996 and 1995. The expected long-term rate of return on plan assets was 9% for 1996 and 1995. Assumptions of the company's other plans are not significantly different.

5.   Employee Retirement Plans
     (Continued)



The components of pension expense for Corning's defined-benefit pension plans are as follows:

====================================================================================================================================

                                                                                             1996           1995           1994
------------------------------------------------------------------------------------------------------------------------------------
Present value of benefits earned during the year                                            $22.2          $17.2          $22.9
Interest cost on projected benefit obligation                                                85.1           84.7           79.1
Actual return on plan assets                                                               (180.5)        (224.9)          (6.7)
Net amortization and deferral                                                                91.8          134.2          (80.0)
------------------------------------------------------------------------------------------------------------------------------------

Net pension expense for the year                                                            $18.6          $11.2          $15.3
====================================================================================================================================

Measurement of pension expense is based on assumptions used to value the pension liability at the beginning of the year. Total consolidated pension expense, including defined-contribution pension plans, was $47.3 million in 1996, and $42.7 million in both 1995 and 1994.

Postretirement Health-Care and Life-Insurance Benefits

Corning and certain of its domestic subsidiaries have defined-benefit postretirement plans that provide health-care and life-insurance benefits for retirees and eligible dependents. Substantially all of Corning's employees may become eligible for such benefits upon reaching retirement age. Corning's principal retiree medical plans require increased retiree contributions each year equal to the excess of medical cost increases over general inflation rates.

Corning's consolidated postretirement benefit obligation is determined by application of the terms of health-care and life-insurance plans, together with relevant actuarial assumptions and health-care cost trend rates. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in both 1996 and 1995. The health-care cost trend rate for Corning's principal plan is assumed to be 9% in 1996 for covered individuals under age 65 decreasing gradually to 5% in 2010 and thereafter. For covered individuals over 65, the rate is assumed to be 8% in 1996 decreasing gradually to 5% in 2010 and thereafter. Assumptions for Corning's other plans are not significantly different. The effect of a 1% annual increase in the assumed health-care cost trend rates would increase the accumulated postretirement benefit obligation and the net periodic postretirement benefit expense by $49.3 million and $4.5 million, respectively.

Gains and losses from plan amendments or changes in actuarial assumptions are deferred and amortized to postretirement benefit expense, if they exceed certain limits, over the expected remaining service life of plan participants.

5.   Employee Retirement Plans
     (Continued)


Corning's accrued postretirement liability as of year end was comprised of the following:

================================================================================
                                                          1996             1995
-------------------------------------------------------------------------------

Accumulated postretirement benefit obligation:
  Retirees                                              $ 357.6          $ 363.8
  Fully eligible active plan participants                  58.1             44.6
  Other active plan participants                          135.8            131.7
--------------------------------------------------------------------------------

                                                          551.5            540.1
Unrecognized gain from plan amendments                     11.7             12.5
Other unrecognized net experience gains                    34.3             27.2
--------------------------------------------------------------------------------

Total postretirement liability                            597.5            579.8
Less current portion                                       30.9             23.5
--------------------------------------------------------------------------------

Accrued postretirement liability                        $ 566.6          $ 556.3
================================================================================
Corning has not funded these obligations.

The components of net periodic postretirement benefit expense are as follows:

================================================================================
                                                     1996      1995       1994
------------------------------------------------------------------------------

Present value of benefits earned during the year   $ 10.6     $  9.7     $ 10.9
Interest cost on the accumulated postretirement
  benefit obligation                                 38.5       40.6       38.8
Net amortization                                     (1.4)      (1.9)      (1.5)
--------------------------------------------------------------------------------

Postretirement benefit expense                     $ 47.7     $ 48.4     $ 48.2
================================================================================

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement liability at the beginning of the year.

6.   Taxes on Income


====================================================================================================================================
                                                                                           1996            1995          1994
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes on income:
U.S. companies                                                                           $  400.7        $ 327.5         $313.0
Non-U.S. companies                                                                           86.6           78.6           30.8
------------------------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                                            $  487.3        $ 406.1         $343.8
------------------------------------------------------------------------------------------------------------------------------------

Taxes on income from continuing operations                                               $  163.2        $ 118.2         $112.6
====================================================================================================================================

Effective tax rate reconciliation:
Statutory U.S. tax rate                                                                      35.0%          35.0%          35.0%
State taxes, net of federal benefit                                                           1.4            1.1            1.9
Foreign and other tax credits                                                                (0.5)          (2.0)          (2.4)
Lower taxes on subsidiary earnings                                                           (2.4)          (6.3)          (2.1)
Other                                                                                                        1.3            0.4
------------------------------------------------------------------------------------------------------------------------------------

Effective tax rate                                                                           33.5%          29.1%          32.8%
====================================================================================================================================

Components of net tax expense:
Taxes on income from continuing operations                                               $  163.2        $ 118.2         $112.6
Taxes on equity in earnings                                                                  15.1           11.9            3.5
Tax benefits included in common stockholders' equity                                        (17.0)         (11.5)         (22.5)
------------------------------------------------------------------------------------------------------------------------------------

Net tax expense before discontinued operations                                              161.3          118.6           93.6
Income tax expense from discontinued operations                                               7.8           32.3           79.5
------------------------------------------------------------------------------------------------------------------------------------

Net tax expense                                                                          $  169.1        $ 150.9         $173.1
====================================================================================================================================

Current and deferred tax expense (benefit) before discontinued operations:
Current:
   U.S.                                                                                  $   68.2        $  62.8         $ 53.3
   State and municipal                                                                       15.3           16.5            9.4
   Foreign                                                                                   53.4           44.8           21.6
Deferred:
   U.S.                                                                                      16.2           (0.6)          14.0
   State and municipal                                                                        4.0           (3.1)          (0.2)
   Foreign                                                                                    4.2           (1.8)          (4.5)
------------------------------------------------------------------------------------------------------------------------------------

Net tax expense before discontinued operations                                           $  161.3        $ 118.6         $ 93.6
====================================================================================================================================

6.   Taxes on Income
     (Continued)


The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities as of year end are comprised of the following:

================================================================================
                                                         1996             1995
--------------------------------------------------------------------------------
Postretirement medical and life benefits              $  239.7          $ 233.5
Other employee benefits                                   37.8             44.3
Other accrued liabilities                                 20.9             23.2
Loss and tax credit carryforwards                         25.2             24.9
Other                                                     32.9             29.8
--------------------------------------------------------------------------------

Gross deferred tax assets                                356.5            355.7
Deferred tax assets valuation allowance                  (13.6)           (18.3)
--------------------------------------------------------------------------------

Deferred tax assets                                      342.9            337.4
--------------------------------------------------------------------------------
Fixed assets                                            (109.9)          (106.6)
Pensions                                                 (41.7)           (39.5)
Other                                                     (8.3)            (3.1)
--------------------------------------------------------------------------------

Deferred tax liabilities                                (159.9)          (149.2)
--------------------------------------------------------------------------------

Net deferred tax assets                               $  183.0          $ 188.2
================================================================================

The net change in the total valuation allowance for the years ended December 31, 1996, and 1995, was a decrease of $4.7 million and a decrease of $7.6 million, respectively.

Corning currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent they are currently taxable or expected to be remitted. Taxes have not been provided on $333.7 million of accumulated foreign unremitted earnings which are expected to remain invested indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, if these earnings were remitted, income taxes payable would be provided at a rate which is significantly lower than the effective tax rate.

The company has, as required, provided for tax on undistributed earnings of its domestic subsidiaries and affiliated companies beginning in 1993 even though these earnings have been and will continue to be reinvested indefinitely. The company estimates that $32.1 million of tax would be payable on pre-1993 undistributed earnings of its domestic subsidiaries and affiliated companies should the unremitted earnings reverse and become taxable to the company. The company expects these earnings to be reinvested indefinitely.

Total payments for taxes on income were $123.5 million, $103.8 million and $111.5 million during 1996, 1995 and 1994, respectively. Deferred income tax benefits totaling $69 million and $61.1 million were included in other current assets at year end 1996 and 1995, respectively. At December 31, 1996, Corning had tax benefits attributable to loss carryforwards and credits aggregating $25.2 million that expire at various dates through 2011.

7.   Supplemental Income Statement Data


=============================================================================================================================
                                                                           1996                  1995                1994
-----------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                                     $ 269.2               $ 222.4             $ 218.2
Amortization of goodwill and other intangible assets                        18.9                  29.2                24.5
-----------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization expense                                    $ 288.1               $ 251.6             $ 242.7
-----------------------------------------------------------------------------------------------------------------------------

Rental expense                                                           $  60.5               $  58.0             $  52.6
-----------------------------------------------------------------------------------------------------------------------------

Interest expense incurred                                                $  86.7               $  79.7             $  77.5
Interest capitalized                                                       (17.6)                (10.4)              (11.9)
-----------------------------------------------------------------------------------------------------------------------------

Interest expense, net                                                    $  69.1               $  69.3             $  65.6
-----------------------------------------------------------------------------------------------------------------------------

Interest paid                                                            $ 114.2               $ 112.3             $  99.9
=============================================================================================================================

Consolidated interest expense allocated to discontinued operations totaled $51.7 million, $48.5 million and $44.8 million in 1996, 1995 and 1994, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.


8.   Provision for Restructuring

In the second quarter 1995, Corning recorded a restructuring charge of $26.5 million ($16.1 million after tax). The charge included $18.5 million of severance for workforce reductions, primarily in corporate staff groups, a curtailment loss in Corning's primary pension plan attributable to workforce reductions and $8.0 million for the write-off of production equipment caused by the decision to exit the manufacturing facility for glass-ceramic memory-disks.

Of the $18.5 million provided for employee termination costs, Corning utilized $9.3 million and $5.3 million in 1995 and 1996, respectively. The reserve provided for the write-off of fixed assets was substantially utilized in 1996. The restructuring reserve balance remaining at December 31, 1996 totaled $5.1 million.

Employee termination costs included severance benefits related to approximately 200 employees that have been terminated or notified of their termination at December 31, 1996. Corning anticipates that spending under this restructuring program will be completed in 1997.

9.   Supplemental Balance Sheet Data

================================================================================
                                                  1996                 1995
--------------------------------------------------------------------------------
Inventories
--------------------------------------------------------------------------------
Finished goods                                $   223.0              $  201.4
Work in process                                   156.7                 135.7
Raw materials and accessories                     104.5                  84.4
Supplies and packing materials                     64.5                  57.6
--------------------------------------------------------------------------------

Total inventories valued at current cost          548.7                 479.1
Reduction to LIFO valuation                       (50.2)                (52.6)
--------------------------------------------------------------------------------

Inventories                                   $   498.5              $  426.5
================================================================================


================================================================================

Plant and Equipment
--------------------------------------------------------------------------------

Land                                          $    54.2              $   42.3
Buildings                                         810.4                 674.1
Equipment                                       2,906.3               2,437.9
-------------------------------------------------------------------------------

                                                3,770.9               3,154.3
Accumulated depreciation                       (1,793.2)             (1,554.7)
--------------------------------------------------------------------------------

Plant and equipment, net                      $ 1,977.7              $1,599.6
================================================================================


================================================================================

Other Accrued Liabilities
--------------------------------------------------------------------------------

Taxes on income                               $    98.9              $   55.3
Wages and employee benefits                       191.7                 189.5
Other liabilities                                 194.1                 151.5
-------------------------------------------------------------------------------

Other accrued liabilities                     $   484.7              $  396.3
================================================================================

10.  Loans Payable

====================================================================================================================================
                                                                                               1996                  1995
------------------------------------------------------------------------------------------------------------------------------------
Loans Payable:
    Current maturities of loans payable beyond one year                                     $    51.9             $   138.3
    Other short-term borrowings                                                                   2.0                   4.8
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            $    53.9             $   143.1
====================================================================================================================================

Loans Payable Beyond One Year:
    Notes, 8.375%, due 1996                                                                                       $    75.0
    Notes, 7.78%, due 1998                                                                  $    13.3                  16.3
    Notes, 8.75%, due 1999                                                                       99.9                  99.9
    Series A senior notes, 7.99%, due 1999                                                       36.0                  48.0
    Series B senior notes, 8.4%, due 2002                                                        42.9                  50.0
    Debentures, 8.25%, due 2002                                                                  75.0                  75.0
    Debentures, 6%, due 2003                                                                     99.5                  99.4
    Debentures, 7% due 2007, net of unamortized discount of $41.2 million                        58.8                  57.1
    Notes, 6.73%, due 2008                                                                       40.0                  40.0
    Notes, 6.83%, due 2009                                                                       30.0                  30.0
    Debentures, 6.75%, due 2013                                                                  99.5                  99.5
    Debentures, 8.875%, due 2016                                                                 74.5                  74.5
    Debentures, 8.875%, due 2021                                                                 74.9                  74.9
    Debentures, 7.625%, putable in 2004, due 2024                                                99.7                  99.7
    Medium-term notes, average rate 7.8%, due through 2025                                      265.0                 270.0
    Other, average rate 5.3%, due through 2009                                                  151.4                 269.0
------------------------------------------------------------------------------------------------------------------------------------

                                                                                              1,260.4               1,478.3
    Less current maturities                                                                      51.9                 138.3
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            $ 1,208.5             $ 1,340.0
====================================================================================================================================

At December 31, 1996, and 1995, the weighted average interest rate on short-term borrowings was 6%.

At December 31, 1996, loans payable beyond one year become payable:

================================================================================
    1998            1999               2000             2001           2002-2025
--------------------------------------------------------------------------------
    $57.0           $146.9             $33.5            $45.6            $925.5
================================================================================

Based on borrowing rates currently available to Corning for loans with similar terms and maturities, the fair value of loans payable beyond one year was $1.3 billion at year end 1996.

Unused bank revolving-credit agreements in effect at December 31, 1996, provide for Corning to borrow up to $815 million. The revolving-credit agreements provide for borrowing of U.S. dollars and Eurocurrency at various rates. Corning also has the ability to issue up to $375 million of medium- and long-term debt through public offerings under existing shelf-registration statements filed with the Securities and Exchange Commission.

11.  Convertible Monthly Income Preferred Securities

In July 1994, Corning and Corning Delaware L.P., a special purpose limited partnership in which Corning is the sole general partner, completed a public offering of 7.5 million shares of Convertible Monthly Income Preferred Securities (MIPS). The MIPS are guaranteed by Corning and convertible into Corning common stock at the rate of 1.2821 shares of Corning common stock for each preferred security (equivalent to a conversion price of $39 per share). In January 1997, the conversion rate of the MIPS was adjusted from 1.2821 to 1.5340 (equivalent to a conversion price of $32.59 per share) to recognize the effect of the Distributions of Quest Diagnostics and Covance. Dividends on the preferred securities are payable by Corning Delaware at the annual rate of 6% of the liquidation preference of $50 per preferred security.

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

Based on quoted market prices at December 31, 1996, the fair value of the preferred securities approximated $475 million.

12.  Convertible Preferred Stock

Corning has 10 million authorized shares of Series Preferred Stock, par value $100 per share. Of the authorized shares, 2,400,000 shares have been designated Series A Junior Participating Preferred Stock of which no shares have been issued.

At year end 1996, 1995 and 1994, 222,000, 239,400 and 249,000 shares of Series B
Convertible Preferred Stock were outstanding, respectively. Each Series B share is convertible into four shares of Corning common stock and has voting rights equivalent to four common shares. In January 1997, the conversion rate of the convertible preferred stock was adjusted from 4 to 4.79 to recognize the effect of the Distributions of Quest Diagnostics and Covance. Cumulative cash dividends are paid at the rate of 8% per annum. The Series B shares were sold exclusively to the trustee of Corning's existing employee investment plans, based upon directions from plan participants. Participants may cause Corning to redeem the shares at 100% of par upon reaching age 55 or later, retirement, termination of employment or in certain cases of financial hardship. The Series B shares are redeemable by Corning at $108 per share reduced annually on October 1, commencing in 1990, by $1 per share to a minimum of $100 per share.

13.  Common Stockholders' Equity


====================================================================================================================================
                                                                         1996                  1995                  1994
------------------------------------------------------------------------------------------------------------------------------------
Common stock at par value:
Balance at beginning of year                                          $   129.3             $   127.9             $   114.0
Shares issued                                                               1.2                   1.4                  13.9
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                $   130.5             $   129.3             $   127.9
====================================================================================================================================

Capital in excess of par value:
Balance at beginning of year                                          $ 1,116.7             $ 1,042.9             $   673.5
Shares issued                                                              99.1                  73.8                 369.4
Distributions of subsidiaries                                            (653.5)
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                $   562.3             $ 1,116.7             $ 1,042.9
====================================================================================================================================

Unearned compensation:
Balance at beginning of year                                          $  (133.0)            $  (139.4)            $  (160.7)
Corning Stock Ownership Trust                                             (19.7)                  4.6                   4.6
Distributions of subsidiaries                                               4.5
Other, net                                                                 21.4                   1.8                  16.7
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                $  (126.8)            $  (133.0)            $  (139.4)
====================================================================================================================================

Retained earnings:
Balance at beginning of year                                          $ 1,496.5             $ 1,714.5             $ 1,581.9
Net income (loss)                                                         175.6                 (50.8)                281.3
Dividends declared ($0.72 per share in both
   1996 and 1995, and $0.69 per share in 1994)                           (167.2)               (167.2)               (152.2)
Distributions of subsidiaries                                            (473.2)
Change in accounting calendar                                              (7.7)
Other, net                                                                                                              3.5
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                $ 1,024.0             $ 1,496.5             $ 1,714.5
====================================================================================================================================

Treasury stock:
Balance at beginning of year                                          $  (563.0)            $  (523.7)            $  (516.5)
Repurchases of shares                                                     (86.3)                (34.8)
Termination of Equity Purchase Plan                                       (14.5)
Other, net                                                                 (8.7)                 (4.5)                 (7.2)
----------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                $  (672.5)            $  (563.0)            $  (523.7)
====================================================================================================================================

Cumulative translation adjustment:
Balance at beginning of year                                          $    56.5             $    40.8             $    (6.4)
Translation adjustment                                                    (11.5)                 15.7                  47.2
Distributions of subsidiaries                                              (1.4)

------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                $    43.6             $    56.5             $    40.8
====================================================================================================================================

Common stockholders' equity                                           $   961.1             $ 2,103.0             $ 2,263.0
====================================================================================================================================

13.  Common Stockholders' Equity
     (Continued)


In 1994, Corning issued 8 million shares of common stock in a single-block transaction. The net proceeds from this offering totaled $233 million and were used to finance the acquisition of the shares of capital stock of Corning Vitro Corporation held by Vitro and the acquisition of Northern Telecom Limited's optical-fiber and optical-cable businesses. Corning issued 18 million shares of common stock for pooling-of-interests business combinations in 1994. The businesses acquired in the 1994 pooling-of-interest business combinations are included in discontinued operations.

Corning has established the Corning Stock Ownership Trust (CSOT) to fund future employee purchases of common stock through its contributions to Corning's Investment and Employee Stock Purchase Plans. Corning sold 4 million treasury shares to the CSOT. At December 31, 1996, 2.5 million shares remained in the CSOT. Shares held by the CSOT are not considered outstanding for earnings per common share calculations until released to the Plans. Corning and the trustee of the CSOT reached an agreement whereby the trustee waived its right to receive the Distribution of Quest Diagnostics and Covance and in lieu thereof received 400,000 additional shares of Corning common stock.

As part of Corning's changes to its accounting calendar, effective January 1, 1996, certain consolidated subsidiaries that previously reported on fiscal year ending November 30 adopted a calendar year end. The December 1995 net loss of these subsidiaries totaled $7.7 million and was recorded in retained earnings in the first quarter of 1996.

Corning repurchased approximately 2.2 million and 1.2 million shares of its common stock in 1996 and 1995, respectively. Approximately 1.3 million shares of the 1996 amount and all of the 1995 amount were repurchased pursuant to a systematic plan authorized by the Board of Directors. Corning's systematic plan is designed to provide shares for Corning's various employee-benefit programs. No shares were purchased in 1994 as Corning temporarily suspended its share repurchase program between May 1993 and the end of 1994 as a result of the impact of acquisition financing on certain lending agreements. The remainder of the 1996 stock repurchases were from employees to satisfy tax withholding requirements on shares issued under employee benefit plans.

In June 1996, the Board of Directors approved the renewal of the Preferred Share Purchase Right Plan which entitles shareholders to purchase one-hundredth of a share of Series A Junior Participating Preferred Stock upon the occurrence of certain events. In addition, the rights entitle shareholders to purchase shares of common stock at a 50 percent discount in the event a person or group acquires 20 percent or more of Corning's outstanding common stock. The preferred share purchase rights became effective July 15, 1996 and expire July 15, 2006.

14.  Stock Compensation Plans

At December 31, 1996, Corning's stock compensation plans include the 1994 Employee Equity Participation Program, which covers 9 million shares, and the 1991 Divisional Incentive Stock Plan, which covers 400,000 shares. These and predecessor plans provide the authorization for Corning's common stock plans discussed below. No future awards or grants may be made under the predecessor plans except for currently outstanding rights. At December 31, 1996, 2.3 million shares were available for sale or grant under these plans.

Proceeds from the sale of stock under these plans are added to capital stock accounts. These plans do not include stock options granted in substitution for stock options assumed in connection with Corning's acquisition of certain companies. Accordingly, these grants do not reduce shares available under the stock compensation plans.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" (FAS 123). This statement defines a fair value-based method of accounting for employee stock options and similar equity investments and encourages adoption of that method of accounting for employee stock compensation plans. However, it also allows entities to continue to measure compensation cost for employee stock compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Corning applies APB 25 accounting for its stock-based compensation plans. Compensation expense is recorded for awards of shares or share rights over the period earned. These plans resulted in compensation expense of $27.6 million in 1996, $12.0 million in 1995 and $16.4 million in 1994.

If the provisions of FAS 123 had been applied, the pro forma effect on Corning's earnings and earnings per share in 1996 and 1995 would have been immaterial. As a result of several factors, the pro forma effect in 1996 and 1995 may not be representative of the effect to be expected in future years.

14.  Stock Compensation Plans
     (Continued)


Stock Option Plan

Non-qualified and incentive stock options to purchase unissued shares at the market price on the grant date generally become exercisable in installments from one to two years from the grant date except for the December 1995 grant which becomes exercisable in installments from four to five years from the grant date; the maximum term of non-qualified and incentive stock options is generally 10 years from the grant date.

Transactions for the three years ended December 31, 1996, were:

================================================================================

                                                                        Weighted
                                                 Number                  Average
                                                of Shares               Exercise
                                              in Thousands                Price
--------------------------------------------------------------------------------

Options outstanding January 2, 1994               7,222                  $23.13
Options granted under Plan                        2,511                  $31.03
Options granted in acquisitions                   1,050                  $14.33
Options exercised                                  (824)                 $12.34
Options terminated                                 (126)                 $26.23
--------------------------------------------------------------------------------

Options outstanding January 1, 1995               9,833                  $25.07
Options granted under Plan                        3,389                  $31.34
Options exercised                                (1,052)                 $13.83
Options terminated                                 (393)                 $24.40
--------------------------------------------------------------------------------

Options outstanding January 1, 1996              11,777                  $27.90
Options granted under Plan                          763                  $34.54
Options exercised                                (1,147)                 $13.52
Options terminated                               (1,022)                 $31.40
Adjustment due to Distributions                     905
--------------------------------------------------------------------------------

Options outstanding December 31, 1996            11,276                  $24.26
================================================================================

The number and exercise price of all options outstanding were adjusted for the Distributions of Quest Diagnostics and Covance. This adjustment increased the number of options outstanding by approximately 905,000 and decreased the exercise price of the options by approximately 18%.

For purposes of FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rate of 6.6% and 5.7%; dividend yield of 2.3%; expected volatility of 24.5%; and expected life of 7 years.

The number of options exercisable and the corresponding weighted-average exercise price was 6.5 million and $23.11 in 1996 and 5.2 million and $23.93 in 1995. The weighted-average fair value of options granted was $10.77 in 1996 and $9.12 in 1995.

14.  Stock Compensation Plans
     (Continued)


The following table summarizes information about stock options outstanding at December 31, 1996:


====================================================================================================================================
                                            Options Outstanding                                       Options Exercisable
                   ----------------------------------------------------------------      -------------------------------------------
                                             Weighted Average                                 Number
                   Number Outstanding at         Remaining             Weighted           Exercisable at             Weighted
    Range of         December 31, 1996       Contractual Life           Average          December 31, 1996            Average
Exercise Prices        in Thousands              in Years           Exercise Price         in Thousands           Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
   $ 3 to 22              2,639                    2.7                  $13.80                 2,639                   $13.80
   $22 to 28              5,538                    8.3                  $25.47                 1,344                   $25.51
   $28 to 33              3,099                    6.3                  $31.01                 2,544                   $31.50
------------------------------------------------------------------------------------------------------------------------------------

                          11,276                    6.4                  $24.26                 6,527                   $23.11
====================================================================================================================================

Incentive Stock Plans

The Incentive Stock Plan and the Divisional Incentive Stock Plan permit stock grants, either determined by specific performance goals or issued directly, in most instances subject to the possibility of forfeiture and without cash consideration. The Divisional Incentive Stock Plan is not available to officers of the company.

In 1996, 1995 and 1994, grants of 340,000, 549,000 and 576,000 shares, respectively, were made under these plans. In connection with the Distributions, approximately 280,000 additional shares were issued to employees in lieu of receiving the Distributions and approximately 180,000 shares were forfeited by employees of the Distributed companies. At December 31, 1996, there were no outstanding incentive rights. The weighted-average grant date fair value of grants was $32.61 and $30.52 in 1996, and 1995, respectively. A total of 1.7 million shares issued in prior years remain subject to forfeiture at December 31, 1996.

Employee Stock Purchase Plan

In addition to the Stock Option Plan and Incentive Stock Plans, Corning has an Employee Stock Purchase Plan (ESPP). Under the ESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Corning common stock. The purchase price of the stock is 85% of the lower of the beginning-of-quarter or end-of-quarter market price. The Corning Stock Ownership Trust is utilized to fund employee purchases of common stock under the ESPP.

Equity Purchase Plan

Under the Equity Purchase Plan (EPP), shares were sold to certain employees at book value and must be repurchased by the company at book value or converted to equivalent unrestricted shares. Effective September 30, 1996, the Board of Directors voted to terminate the EPP. As a result of the EPP termination, approximately 1.4 million restricted shares outstanding under the EPP were repurchased by Corning for approximately $3.4 million and 312,000 unrestricted common shares during the fourth quarter of 1996.

15.  Employee Stock Ownership Plan

Corning has established the Employee Stock Ownership Plan (ESOP) within its existing employee investment plans. At inception of the plan, Corning borrowed $50 million and loaned the proceeds to the ESOP. The ESOP used the proceeds to purchase 4 million treasury shares. Corning's receivable from the ESOP was $9.6 million and $16.3 million at the end of 1996 and 1995, respectively, and is classified as unearned compensation in common stockholders' equity.

Corning is obligated to make monthly contributions to the plan sufficient to enable the ESOP to pay its loan, including interest. These contributions are classified as expense at the time they are made.

Contributions to the ESOP were $6.7 million in 1996, $6.4 million in 1995 and $6.2 million in 1994. Dividends on unallocated shares reduced contribution requirements by $0.5 million in 1996, $0.8 million in 1995 and $1 million in 1994. Interest costs amounted to $1.2 million in 1996, $1.6 million in 1995 and $1.8 million in 1994. Shares held by the ESOP are included in weighted average shares for earnings per share calculations. The trustee of the ESOP will sell the shares of Quest Diagnostics and Covance that it received from the distribution. The proceeds from the sale of these shares will be used to purchase shares of Corning common stock.

16.  Commitments, Contingencies and Guarantees

Minimum rental commitments under leases outstanding at December 31, 1996 are:


================================================================================

    1997       1998          1999          2000         2001           2002-2013
--------------------------------------------------------------------------------

    $56.8      $41.2         $30.5         $21.9        $16.8           $93.7
================================================================================

At December 31, 1996, future minimum lease payments to be received under a noncancelable sublease to Quest Diagnostics totaled $79 million. Quest Diagnostics, in turn, has a noncancelable sublease covering approximately $53 million of the minimum lease payments due to Corning. Corning has agreed to indemnify Quest Diagnostics should Quest Diagnostics' subleasee default on the minimum lease payments. Additionally, Corning continues to guarantee certain obligations of Quest Diagnostics totaling $18.7 million.

Corning has agreed to indemnify Quest Diagnostics, on an after-tax basis, for the settlement of certain governmental claims pending at December 31, 1996. In addition, Corning, Quest Diagnostics and Covance have entered into tax indemnification and tax sharing agreements. Additional information on these indemnification agreements is presented in Note 18 of the Notes to Consolidated Financial Statements.

The ability of certain subsidiaries and associated companies to transfer funds is limited by provisions of certain loan agreements and foreign government regulations. At December 31, 1996, the amount of equity subject to such restrictions for consolidated subsidiaries totaled $76.6 million. While this amount is legally restricted, it does not result in operational difficulties since Corning has generally permitted subsidiaries to retain a majority of equity to support their growth programs. At December 31, 1996, loans of equity affiliates guaranteed by Corning totaled $21.3 million.

At December 31, 1996, Corning had foreign currency contracts designated as hedges to purchase $42 million U.S. dollars. These contracts are held by Corning and its subsidiaries and will mature at varying dates in 1997.

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

=============================================================================================================================

                                                                                             Eliminations
                                                                    Latin America,                and
                                 United                              Asia-Pacific             Unallocated
                                 States             Europe            and Canada                Amounts          Consolidated
-----------------------------------------------------------------------------------------------------------------------------

1996
-----------------------------------------------------------------------------------------------------------------------------

Revenues                      $  3,050.3(1)        $   229.2           $  372.1              $   32.9               $ 3,684.5
Transfers between areas            182.5                18.4                4.0                (204.9)
-----------------------------------------------------------------------------------------------------------------------------
Total revenues                   3,232.8               247.6              376.1                (172.0)                3,684.5
Income before tax                  407.4                68.9               23.7                 (12.7)                  487.3
-----------------------------------------------------------------------------------------------------------------------------
Identifiable assets
  at year end                    3,663.6               315.1              342.6                                       4,321.3
Research and development
  expense                          173.7                13.4                4.2                                         191.3
=============================================================================================================================

1995
-----------------------------------------------------------------------------------------------------------------------------

Revenues                      $  2,923.3(1)        $   176.8           $  157.0              $   30.6               $ 3,287.7
Transfers between  areas           104.4                11.5                2.4                (118.3)
-----------------------------------------------------------------------------------------------------------------------------
Total revenues                   3,027.7               188.3              159.4                 (87.7)                3,287.7
Income before tax                  363.6(2)             53.6               48.9                 (60.0)                  406.1
-----------------------------------------------------------------------------------------------------------------------------
Identifiable assets
  at year end                    3,139.2               322.0              330.2                   5.6                 3,797.0
Research and development
  expense                          161.4                11.2                3.1                                         175.7
=============================================================================================================================

1994
-----------------------------------------------------------------------------------------------------------------------------

Revenues                      $  2,743.6(1)        $   215.8           $  124.0              $   26.5               $ 3,109.9
Transfers between  areas            93.5                20.9                0.8                (115.2)
-----------------------------------------------------------------------------------------------------------------------------
Total revenues                   2,837.1               236.7              124.8                 (88.7)                3,109.9
Income before tax                  349.1                42.6               29.3                 (77.2)                  343.8
-----------------------------------------------------------------------------------------------------------------------------
Identifiable assets
  at year end                    3,226.2               330.9              348.2                   1.2                 3,906.5
Research and development
  expense                          162.6                10.3                3.7                                         176.6
=============================================================================================================================

(1) U.S. sales to unaffiliated customers in 1996, 1995 and 1994 include $647 million, $497 million and $411 million of export sales; $213 million, $130 million and $113 million to Europe; and $434 million, $367 million and $298 million to Latin America, Asia-Pacific and Canada.
(2) The 1995 restructuring charge of $26.5 million was included in income before tax of the United States.

18.  Discontinued Operations


On December 31, 1996, Corning completed a strategic repositioning of the Company by distributing all of the shares of Quest Diagnostics Incorporated (formerly Corning Clinical Laboratories Inc.) and Covance Inc. (formerly Corning Pharmaceutical Services Inc.) (the Distributions) to its shareholders on a pro rata basis. Prior to the Distributions, Corning received a ruling from the Internal Revenue Service that the Distributions are tax-free to Corning and its shareholders. As a result of the Distributions Quest Diagnostics and Covance became independent, publicly traded companies.

As a result of the Distributions, Corning's stockholders' equity was reduced by $1.1 billion, which represented Corning's investment in equity and intercompany debt of Quest Diagnostics and Covance on the date of the Distributions. Prior to the Distributions, Quest Diagnostics and Covance borrowed $650 million from third-party lenders and repaid intercompany debt to Corning. Corning used the proceeds from the repayment of intercompany debt to repay approximately $375 million of short-term borrowings and $75 million of long-term debt. Corning intends to use the remaining proceeds to invest for future strategic uses.

Summarized results of Corning's discontinued operations are as follows:

======================================================================================

                                                      1996        1995        1994
--------------------------------------------------------------------------------------
Sales                                              $  515.0     $ 2,055.0   $ 1,687.1

Income (loss) before income taxes                  $   20.5     $    57.2   $   116.5
Income tax provision                                   11.3          36.5        57.5
---------------------------------------------------------------------------------------

Income from operations, net of income taxes
Provision for loss on Distributions,                    9.2          20.7        59.0
   including income tax benefit of $3.5 million      (176.5)
---------------------------------------------------------------------------------------

Discontinued operations, net of income taxes       $ (167.3)    $    20.7     $  59.0
=======================================================================================

The 1996 sales of $515 million and income from operations of $9.2 million of the discontinued businesses only includes results through March 31, 1996. Results of the discontinued business include allocations of consolidated interest expense totaling $51.7 million, $48.5 million and $44.8 million in 1996, 1995 and 1994, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.

The $176.5 million provision for loss on Distributions includes a second quarter after-tax charge of $56.8 million, a third quarter after-tax charge of $115 million and a fourth quarter after-tax charge of $4.7 million. The second quarter charge includes a $37 million after-tax charge to increase reserves for government claims and an after-tax charge for the estimated costs related to the Distributions offset by the estimated results of operations of the businesses to be Distributed from April 1, 1996 through December 31, 1996, the Distribution date. The third quarter charge related primarily to a $105 million after-tax charge taken by Quest Diagnostics to increase reserves related to certain government investigations of billing practices of certain clinical laboratories acquired by Quest Diagnostics in 1993 and 1994. The fourth quarter charge of $4.7 million represents the final accounting for estimates recorded in the second quarter of 1996.

Quest Diagnostics has entered into several settlement agreements with various governmental and private payors during recent years. At present, government investigations of certain practices by clinical laboratories acquired in recent years are ongoing. In the second quarter 1996, the U.S. Department of Justice
(DOJ) notified Quest Diagnostics that it had taken issue with certain payments received by Damon Corporation (Damon) from federally funded healthcare programs prior to its acquisition by Quest Diagnostics. As a result, in the second quarter 1996, Quest Diagnostics increased its reserves by $46 million ($37 million after tax) to equal management's estimate, at that time, of the low end of the range of potential amounts which could be required to satisfy claims related to the Damon and other related and similar investigations.

18.  Discontinued Operations
     (Continued)

During the third quarter, Quest Diagnostics management met with the government several times to evaluate the substance of the government's allegations. As a result of these discussions in October 1996, Quest Diagnostics' management, on behalf of its Damon subsidiary, reached a settlement agreement with the DOJ which caused Quest Diagnostics to pay $119 million to the government. This settlement concludes all federal and Medicaid claims relating to the billing by Damon of certain blood tests to Medicare and Medicaid patients and other matters relating to Damon being investigated by the DOJ. As a result of this settlement agreement, Quest Diagnostics management reassessed the level of reserves recorded for other asserted and unasserted claims related to the Damon and other similar government investigations, including the investigation of billing practices by Nichols Institute (Nichols) prior to its acquisition by Quest Diagnostics in 1994. Quest Diagnostics recorded a charge totaling $142 million ($105 million after tax) in the third quarter 1996 to establish additional reserves equal to the Damon settlement agreement and Quest Diagnostics management's best estimate of potential amounts which could be required to satisfy the remaining claims.

Corning has agreed to indemnify Quest Diagnostics on an after-tax basis, for the settlement of claims against Nichols and certain other claims that were pending at December 31, 1996. Coincident with the Distributions, Corning recorded a payable to Quest Diagnostics of approximately $25 million which is equal to management's best estimate of amounts which are probable of being paid by Corning to Quest Diagnostics to satisfy the remaining indemnified claims on an after-tax basis.

Although management believes that established reserves for indemnified claims are sufficient, it is possible that additional information may become available to Quest Diagnostics' management which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to Corning's results of operations and cash flow in the period in which such claims are settled. Corning does not believe that these issues will have a material adverse impact on Corning's overall financial condition.

Corning, Quest Diagnostics and Covance have entered into tax indemnification agreements that prohibit Quest Diagnostics and Covance for a period of two years after the Distributions from taking certain actions that might jeopardize the favorable tax treatment of the Distributions and provide Corning with certain rights of indemnification against Quest Diagnostics and Covance. The tax indemnification agreements also require Quest Diagnostics and Covance to take such actions as Corning may request to preserve the favorable tax treatment provided for in any rulings obtained from the Internal Revenue Service in respect of the Distributions.

Corning, Quest Diagnostics and Covance have also entered into a tax sharing agreement which allocates among Corning, Quest Diagnostics and Covance responsibility for federal, state and local taxes relating to taxable periods before and after the Distributions and provides for computing and apportioning tax liabilities and tax benefits for such periods among the parties. Quest Diagnostics and Covance have paid or will pay Corning for all income taxes due at December 31, 1996. Corning will indemnify Quest Diagnostics and Covance for any adjustments to these liabilities resulting from future audits of Corning's consolidated federal and certain other tax returns for periods prior to the Distribution date.

Income from discontinued operations in 1995 reflects a restructuring charge of $40.5 million ($24.4 million after tax) which included severance for workforce reduction programs and the costs of exiting a number of leased facilities. Income from discontinued operations in 1994 reflects a restructuring charge of $82.3 million ($55.4 million after tax) for integration costs, transaction expenses, and other reserves, primarily related to 1994 acquisitions. In the second quarter 1994, Corning acquired the common stock of Maryland Medical Laboratory Inc. in exchange for 4.5 million shares of Corning common stock. In the third quarter 1994, Corning acquired Nichols Institute by issuing 7.5 million shares of Corning common stock and reserving 1.1 million shares for future issuance upon the exercise of options issued in connection with the transaction. Also in the third quarter 1994, Corning acquired the common stock of Bioran Medical Laboratory in exchange for 6 million shares of Corning common stock. These transactions were accounted for as poolings of interests.

Corning Incorporated and Subsidiary Companies
Schedule II - Valuation Accounts and Reserves

==========================================================================================================

                                            Balance at                       Net Deductions     Balance at
Year Ended December 31, 1996                 12-31-95        Additions          and Other        12-31-96
----------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances              $ 24.3          $ 20.0             $ 22.3           $22.0
LIFO valuation                                $ 52.6          $  5.5             $  7.9           $50.2
Deferred tax assets valuation allowance       $ 18.3          $  3.7             $  8.4           $13.6
Accumulated amortization of goodwill
  and other intangible assets                 $ 68.3          $ 18.5                              $86.8
==========================================================================================================



===========================================================================================================

                                            Balance at                       Net Deductions     Balance at
Year Ended December 31, 1995                  1-1-95         Additions          and Other        12-31-95
-----------------------------------------------------------------------------------------------------------

Doubtful accounts and allowances              $ 18.3          $ 20.5             $ 14.5           $24.3
LIFO valuation                                $ 58.9          $  1.5             $  7.8           $52.6
Deferred tax assets valuation allowance       $ 25.9          $ 10.2             $ 17.8           $18.3
Accumulated amortization of goodwill
  and other intangible assets                 $ 54.2          $ 14.1                              $68.3
===========================================================================================================



============================================================================================================

                                            Balance at                       Net Deductions     Balance at
Year Ended January 1, 1995                    1-2-94         Additions          and Other         1-1-95
------------------------------------------------------------------------------------------------------------

Doubtful accounts and allowances              $ 15.3          $  9.5             $  6.5           $18.3
LIFO valuation                                $ 99.4          $  2.4             $ 42.9           $58.9
Deferred tax assets valuation allowance       $ 21.8          $  5.1             $  1.0           $25.9
Accumulated amortization of goodwill
  and other intangible assets                 $ 27.6          $ 28.6             $  2.0           $54.2
============================================================================================================

QUARTERLY OPERATING RESULTS AND RELATED MARKET DATA
(unaudited)


(In millions, except per-share amounts)                                               Corning Incorporated and Subsidiary Companies
===================================================================================================================================
                                                    First              Second             Third           Fourth         Total
                                                   Quarter             Quarter           Quarter          Quarter        Year
-----------------------------------------------------------------------------------------------------------------------------------
1996
-----------------------------------------------------------------------------------------------------------------------------------

Revenues                                          $    845.6          $   920.7       $    919.2       $   999.0       $ 3,684.5
Gross profit                                           320.6              345.0            359.0           368.1         1,392.7
Income from continuing operations before
  income taxes                                         100.1              136.3            131.1           119.8           487.3
Equity in earnings of associated companies
  other than Dow Corning Corporation                    11.6               22.5             24.4            26.6            85.1
Income from continuing operations                 $     62.6          $    93.8       $     95.2       $    91.3       $   342.9
Income (loss) from discontinued operations,
  net of income taxes (1)                                9.2              (56.8)          (115.0)           (4.7)         (167.3)
Net income (loss)                                 $     71.8          $    37.0       $    (19.8)      $    86.6       $   175.6
-----------------------------------------------------------------------------------------------------------------------------------

Per Common Share:
  Continuing operations                           $    0.27           $    0.41       $     0.42       $    0.40       $    1.50
  Discontinued operations (1)                          0.04               (0.25)           (0.51)          (0.02)          (0.74)
  Net income (loss)                               $    0.31           $    0.16       $    (0.09)      $    0.38       $    0.76
  Dividend declared                               $    0.18           $    0.18       $     0.18       $    0.18       $    0.72
  Price range
    High                                          $      36           $   39 5/8      $   39 1/4       $  46 1/4
    Low                                                  29               33 3/4          35 1/2          37 3/8
===================================================================================================================================

1995 (4)
-----------------------------------------------------------------------------------------------------------------------------------

Revenues                                          $    638.6          $   773.0       $  1,053.9       $   822.2       $ 3,287.7
Gross profit                                           239.8              290.0            400.6           294.1         1,224.5
Income from continuing operations before
  income taxes                                          69.9               88.3 (2)        153.9            94.0           406.1
Equity in earnings (losses) of associated companies:
  Other than Dow Corning Corporation                     8.4               21.0             19.5            17.8            66.7
  Dow Corning Corporation (3)                           17.5             (365.5)                                          (348.0)
Income (loss) from continuing operations          $     58.8          $  (301.7)      $    101.1       $    70.3        $  (71.5)
Income (loss) from discontinued operations,
  net of income taxes (1)                               20.6                4.5            (17.6)           13.2            20.7
Net income (loss)                                 $     79.4          $  (297.2)      $     83.5       $    83.5        $  (50.8)
-----------------------------------------------------------------------------------------------------------------------------------

Per Common Share:
  Continuing operations                           $    0.26           $   (1.34)      $     0.45       $    0.31         $ (0.32)
  Discontinued operations (1)                          0.09                0.02            (0.08)           0.06            0.09
  Net income (loss)                               $    0.35           $   (1.32)      $     0.37       $    0.37         $ (0.23)
  Dividend declared                               $    0.18           $    0.18       $     0.18       $    0.18         $  0.72
  Price range
    High                                          $   36 1/2          $   37 1/4      $   33 7/8       $      32
    Low                                               29 3/8              31 5/8          26 1/4          25 1/2
===================================================================================================================================

                                       51

QUARTERLY OPERATING RESULTS AND RELATED MARKET DATA
(Continued)


(1) Discontinued operations are described in Note 18 of the Notes to Consolidated Financial Statements.
(2) Includes impact of a restructuring charge described in Note 8 of the Notes to Consolidated Financial Statements.
(3) As described in Note 4 of the Notes to Consolidated Financial Statements, Corning fully reserved its investment in and discontinued recognition of equity earnings from Dow Corning Corporation in the second quarter of 1995.
(4) Effective January 1, 1996, Corning made several changes to its accounting calendar to make Corning's results more comparable with other companies and to enable Corning to report results of certain subsidiaries on a more current basis. First, Corning adopted an annual reporting calendar. Previously Corning operated on a fiscal year ending on the Sunday nearest December 31. As a result, Corning's 1996 quarters included results for three calendar months. Prior to 1996 Corning's quarters included results for 12 weeks (16 weeks in the third quarter). Second, Corning's 1996 quarters included three months of operations for all significant subsidiaries and affiliates. Previously, certain subsidiaries reported two months of results in the first quarter and four months of results in the third quarter. Third, certain consolidated subsidiaries that previously reported on a fiscal year ending November 30, adopted a calendar year end. This change did not affect the comparability of Corning's annual results. However, a shift in results between the quarters, primarily an increase in the first quarter and a decrease in the third quarter reported results, occurred. Corning did not restate its quarterly historical financial statements for the calendar change because financial information as of calendar quarter ends was not readily available.

     To provide a basis against which to evaluate 1996 results, pro forma estimates of 1995 results as if the calendar change had occurred at the beginning of 1995 were prepared and are included on the following table. The pro forma estimates were prepared by prorating 1995 results for twelve or sixteen week periods into calendar month quarters and by shifting monthly results of subsidiaries and affiliates between quarters to reflect the new accounting calendar.

     1995 Pro Forma Quarterly Operating Results (unaudited)
     (in millions, except per-share amounts)

     ==============================================================================================================================

                                                                   First       Second         Third      Fourth         Total
                                                                  Quarter      Quarter       Quarter     Quarter        Year
     ------------------------------------------------------------------------------------------------------------------------------
     Revenues                                                   $   774.2    $   810.1    $   841.2     $  862.2      $  3,287.7
     Gross Profit                                                   281.7        303.0        324.9        314.9         1,224.5
     Income from continuing operations before income taxes           88.5         90.7        124.6        102.3           406.1
     Equity in earnings (losses) of associated companies:
       Other than Dow Corning Corporation                            14.4         20.6         17.0         14.7            66.7
       Dow Corning Corporation                                       17.5       (365.5)                                   (348.0)
     Income (loss) from continuing operations                   $    74.0    $  (301.3)   $    84.3     $   71.5      $    (71.5)
     Income (loss) from discontinued operations,
        net of income taxes                                          26.4          3.1        (21.3)        12.5            20.7
     Net income (loss)                                          $   100.4    $  (298.2)   $    63.0     $   84.0      $    (50.8)
     ------------------------------------------------------------------------------------------------------------------------------
     Per Common Share:
       Continuing operations                                    $    0.33    $   (1.34)   $    0.38     $   0.31      $    (0.32)
       Discontinued operations                                       0.11         0.02        (0.10)        0.06            0.09
       Net income (loss)                                        $    0.44    $   (1.32)   $    0.28     $   0.37      $    (0.23)
     ==============================================================================================================================



FIVE YEARS IN REVIEW - HISTORICAL COMPARISON
(In millions, except per-share amounts)                                              Corning Incorporated and Subsidiary Companies
-----------------------------------------------------------------------------------------------------------------------------------

                                                              1996            1995          1994           1993            1992
-----------------------------------------------------------------------------------------------------------------------------------

Per Common Share Data

Income (loss) from continuing
  operations before cumulative effect of
  changes in accounting methods                           $    1.50       $   (0.32)     $    1.04      $   (0.30)      $    0.87
Cumulative effect of changes in
  accounting methods (1)                                                                                                    (1.51)
Income (loss) from continuing operations                  $    1.50       $   (0.32)     $    1.04      $   (0.30)          (0.64)
Income (loss) from discontinued operations,
  net of income taxes                                         (0.74)           0.09           0.28           0.21            0.56
Net income (loss)                                         $    0.76       $   (0.23)     $    1.32      $   (0.09)          (0.08)
Dividends declared                                        $    0.72       $    0.72      $    0.69      $    0.68            0.62
Weighted average shares outstanding (millions)                227.1           226.6          211.8          192.0           188.6
-----------------------------------------------------------------------------------------------------------------------------------

Operations

Net sales                                                 $ 3,651.6       $ 3,257.1      $ 3,083.4      $ 2,685.3       $ 2,558.9
Research and development expenses                             191.3           175.7          176.6          172.7           150.9
Provision for restructuring and
  other special charges                                                        26.5                         112.0            63.3
Equity in earnings (losses) of associated companies:
  Other than Dow Corning Corporation                           85.1            66.7           48.6           25.0            40.4
  Dow Corning Corporation                                                    (348.0)          (2.8)        (144.5)           11.9
Income (loss) from continuing
  operations before cumulative effect of
  changes in accounting methods                           $   342.9       $   (71.5)     $   222.3      $   (55.1)      $   167.4
Cumulative effect of changes in
  accounting methods (1)                                                                                                   (284.7)
Income (loss) from continuing operations                  $   342.9       $   (71.5)     $   222.3      $   (55.1)      $  (117.3)
Income (loss) from discontinued operations,
  net of income taxes                                        (167.3)           20.7           59.0           39.9           104.7

Net Income (Loss)                                         $   175.6       $   (50.8)     $   281.3      $   (15.2)      $   (12.6)
-----------------------------------------------------------------------------------------------------------------------------------

Financial Position

Assets
  Working capital                                         $   611.2       $   454.4      $   448.2      $   278.2       $   328.1
  Investments:
    Other than Dow Corning Corporation                        337.2           364.9          340.2          281.8           343.5
    Dow Corning Corporation                                                                  341.8          326.0           466.1
  Plant and equipment, net                                  1,977.7         1,599.6        1,482.9        1,452.1         1,304.1
  Goodwill and other intangible assets, net                   330.4           330.8          330.5          105.6            78.6
  Net assets of discontinued operations                                     1,664.7        1,609.7        1,389.8           724.8
  Total assets                                              4,321.3         5,461.7        5,516.2        4,797.9         4,013.3
---------------------------------------------------------------------------------------------------------------------------------

Capitalization
  Loans payable beyond one year                           $ 1,208.5       $ 1,340.0      $ 1,345.0      $ 1,550.1       $   781.8
  Other liabilities                                           646.2           618.3          594.1          602.7           551.9
  Minority interest in
    subsidiary companies                                      310.7           269.8          244.5          239.9           238.3
  Convertible preferred securities
    of subsidiary                                             365.1           364.7          364.4
  Convertible preferred stock                                  22.2            23.9           24.9           25.7            26.9
  Common stockholders' equity                                 961.1         2,103.0        2,263.0        1,685.8         1,803.8

  Total capitalization                                    $ 3,513.8       $ 4,719.7      $ 4,835.9      $ 4,104.2       $ 3,402.7
-----------------------------------------------------------------------------------------------------------------------------------

FIVE YEARS IN REVIEW - HISTORICAL COMPARISON
(Continued)


                                                       1996              1995              1994            1993            1992
-----------------------------------------------------------------------------------------------------------------------------------
Selected Data

Common dividends declared                           $  165.3         $  165.2          $  150.1          $  134.1        $  120.2
Preferred dividends declared                        $    1.9         $    2.0          $    2.1          $    2.1        $    2.2
Additions to plant and equipment                    $  597.8         $  381.8          $  286.1          $  364.6        $  305.6
Depreciation and amortization                       $  288.1         $  251.6          $  242.7          $  209.5        $  189.0
Number of employees (2)                               20,000           18,200            22,400            21,800          17,800
Number of common stockholders                         18,000           18,800            21,600            19,000          16,200
-----------------------------------------------------------------------------------------------------------------------------------

(1) During 1992, Corning recorded an after-tax charge of $292.9 million ($1.55 per common share) in the first quarter and increased 1992 net postretirement benefit expense of $21.3 million ($0.11 per common share) for both consolidated and equity companies as a result of the adoption of FAS 106. In addition, Corning recognized an $8.2 million gain ($0.04 per common share) from an equity company's adoption of FAS 109.
(2)  Amounts do not include employees of discontinued operations.

INVESTOR INFORMATION

Annual Meeting
The annual meeting of shareholders will be held on Thursday, April 24, 1997, in Corning, New York. A formal notice of the meeting together with a proxy statement will be mailed to shareholders on or about March 15, 1997. A full report of the proceedings at the annual meeting will be available without charge upon written request to Mr. A. John Peck Jr., secretary, Corning Incorporated, MP-HQ-E2-10, Corning, New York 14831.

Additional Information
A copy of Corning's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Mr. A. John Peck Jr., secretary, Corning Incorporated, MP-HQ-E2-10, Corning, New York 14831. The Annual Report on Form 10-K can also be accessed electronically through the Corning home page on the internet at http://www.corning.com.

Investor Information
Investment analysts who need additional information may contact Mr. Richard B. Klein, senior vice president, External Reporting and Communications or Ms. Katherine M. Dietz, assistant director of Investor Relations, Corning Incorporated, MP-HQ-E2-20, Corning, New York 14831; Telephone (607) 974-9000.

Common Stock
Corning Incorporated common stock is listed on the New York Stock Exchange and the Zurich Stock Exchange. In addition, it is traded on the Boston, Midwest, Pacific and Philadelphia stock exchanges. Common stock options are traded on the Chicago Board Options Exchange. The abbreviated ticker symbol for Corning Incorporated is "GLW."

Convertible Monthly Income Preferred Securities
Corning Incorporated convertible monthly income preferred securities (MIPS) is listed on the New York Stock Exchange. The abbreviated ticker symbol for the Corning MIPS is "GLW pfM".

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

Transfer Agent, Registrar and Dividend Disbursing Agent
Harris Trust and Savings Bank
Shareholder Services Division
P.O. Box 755
Chicago, Illinois  60690-0755
Telephone:  800-255-0461

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

INVESTOR INFORMATION
(Continued)



"Safe Harbor" Statement under the Private Securities Litigation Reform
 Act of 1995

The statements in this Annual Report which are not historical facts or information are forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause the outcome to be materially different. Forward-looking statements include, but are not limited to, global economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, cost reductions, availability and costs of critical materials, new product development and commercialization, manufacturing capacity, facility expansions and new plant start-up costs, the effect of regulatory and legal developments, capital resource and cash flow activities, capital spending, equity company activities, interest costs, divestiture activity, the rate of technology change, ability to enforce patents and other risks detailed in Corning's Securities and Exchange Commission filings.

                            Suite 3900                   Telephone 313 259 0500
                            200 Renaissance Center
                            Detroit, MI  48243


Price Waterhouse LLP


                        Report of Independent Accountants


January 21, 1997



To the Stockholders and
Board of Directors of
Dow Corning Corporation


In our opinion, the consolidated balance sheets and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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



/s/ Price Waterhouse LLP

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                            (in millions of dollars)

                                     ASSETS
                                     ------

                                                                             December 31,
                                                                    ------------------------------

                                                                      1996                 1995
                                                                      ----                 ----
CURRENT ASSETS:
  Cash and cash equivalents                                          $  344.4            $  387.3
                                                                     --------            --------

  Marketable securities                                                 184.1                 6.3
                                                                     --------            --------

  Accounts and notes receivable -
    Trade (less allowance for doubtful accounts of
    $11.7 in 1996 and of $13.6 in 1995)                                 421.7               425.8
    Anticipated implant insurance receivable                             23.8               265.0
    Other receivables                                                    68.1                48.6
                                                                     --------            --------
                                                                        513.6               739.4
                                                                     --------            --------

  Inventories                                                           298.3               329.0
                                                                     --------            --------

  Other current assets -
    Deferred income taxes                                               153.7                61.9
    Implant deposit                                                        -                275.0
    Other                                                                30.6                36.8
                                                                     --------            --------
                                                                        184.3               373.7
                                                                     --------            --------

         Total current assets                                         1,524.7             1,835.7
                                                                     --------            --------



PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                                            148.1               154.3
  Buildings                                                             514.3               492.0
  Machinery and equipment                                             2,289.1             2,301.9
  Construction-in-progress                                              346.2               189.9
                                                                     --------            --------
                                                                      3,297.7             3,138.1
  Less - Accumulated depreciation                                    (1,992.4)           (1,930.5)
                                                                     --------            --------
                                                                      1,305.3             1,207.6
                                                                     --------            --------

OTHER ASSETS:
  Marketable securities                                                  50.7                33.7
  Anticipated implant insurance receivable                              999.0             1,126.0
  Restricted insurance proceeds                                         480.9               108.3
  Implant deposit                                                       275.0                  -
  Deferred income taxes                                                 383.0               537.1
  Other                                                                  95.5               110.0
                                                                     --------            --------
                                                                      2,284.1             1,915.1
                                                                     --------            --------
                                                                     $5,114.1            $4,958.4
                                                                     ========            ========

         The Notes to consolidated financial statements are an integral part of these financial statements.

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                   (in millions of dollars except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                    December 31,
                                                                            ---------------------------
                                                                              1996                1995
                                                                              ----                ----
CURRENT LIABILITIES:
  Notes payable                                                             $    5.0            $   14.7
  Current portion of long-term debt                                              1.3                 8.7
  Trade accounts payable                                                       174.3               148.5
  Accrued payrolls and employee benefits                                        68.9                71.0
  Accrued taxes                                                                 94.4                60.2
  Other current liabilities                                                    136.6               156.4
                                                                            --------            --------

          Total current liabilities                                            480.5               459.5
                                                                            --------            --------



LONG-TERM DEBT                                                                 103.3               110.8
                                                                            --------            --------


OTHER LONG-TERM LIABILITIES                                                    111.5               110.3
                                                                            --------            --------



LIABILITIES SUBJECT TO COMPROMISE:
  Trade accounts payable                                                        66.0                46.6
  Accrued employee benefits                                                    176.3               181.4
  Accrued taxes                                                                  3.6                21.7
  Implant reserve                                                            2,424.4             2,471.5
  Notes payable                                                                375.0               375.0
  Long-term debt                                                               270.4               273.4
  Other                                                                        136.4               134.5
                                                                            --------            --------

                                                                             3,452.1             3,504.1
                                                                            --------            --------


CONTINGENT LIABILITIES (NOTE 3)


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                 128.4               126.8
                                                                            --------            --------


STOCKHOLDERS' EQUITY:
  Common stock, $5 par value - 2,500,000 shares
    authorized and outstanding                                                  12.5                12.5
  Retained earnings                                                            788.6               566.9
  Cumulative translation adjustment                                             37.2                67.5
                                                                            --------            --------
          Stockholders' equity                                                 838.3               646.9
                                                                            --------            --------
                                                                            $5,114.1            $4,958.4
                                                                            ========            ========

         The Notes to consolidated financial statements are an integral part of these financial statements.

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
           -----------------------------------------------------------
                   (in millions of dollars except share data)

                                                                                               Year ended December 31,
                                                                                      --------------------------------------
                                                                                       1996            1995           1994
                                                                                       ----            ----           ----

NET SALES                                                                             $2,532.3       $2,492.9      $2,204.6
                                                                                      --------       --------      --------


OPERATING COSTS AND EXPENSES:
   Manufacturing cost of sales                                                         1,674.0        1,664.4       1,470.3
   Marketing and administrative expenses                                                 462.3          450.3         415.4
   Implant costs                                                                             -          351.1         241.0
                                                                                      --------       --------       -------

                                                                                       2,136.3        2,465.8       2,126.7
                                                                                      --------       --------       -------


OPERATING INCOME                                                                         396.0           27.1          77.9


OTHER INCOME (EXPENSE):
   Interest income                                                                        54.1           36.6          18.0
   Interest expense                                                                       (7.8)         (43.0)        (70.3)
   Other, net                                                                             16.1          (22.6)        (11.0)
                                                                                      --------       --------       -------


INCOME (LOSS) BEFORE REORGANIZATION COSTS AND  INCOME TAXES                              458.4           (1.9)         14.6
Reorganization costs                                                                      49.4           21.0             -
                                                                                      --------       --------       -------


INCOME (LOSS) BEFORE INCOME TAXES                                                        409.0          (22.9)         14.6
Income tax provision (benefit)                                                           168.9           (9.6)          7.9
Minority interests' share in income                                                       18.4           17.3          13.5
                                                                                      --------       --------      --------


NET INCOME (LOSS) (1996 - $88.68 per share;
1995 - $(12.24) per share; 1994 - $(2.72) per share)                                     221.7          (30.6)         (6.8)


Retained earnings at beginning of year                                                   566.9          597.5         604.3
                                                                                      --------       --------      --------


Retained earnings at end of year                                                      $  788.6       $  566.9      $  597.5
                                                                                      ========       ========      ========

         The Notes to consolidated financial statements are an integral part of these financial statements.

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            (in millions of dollars)

                                                                                    Year ended December 31,
                                                                                ------------------------------
                                                                                1996         1995        1994
                                                                                ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                        $ 221.7     $ (30.6)    $  (6.8)
      Adjustments to reconcile net income (loss) to net
        cash provided by (used for) operating activities -
               Depreciation and amortization                                     188.9       214.0       189.7
               Deferred income taxes                                              32.8      (131.0)      (96.8)
               Implant charges including imputed interest                           -        364.5       269.3
               Reorganization costs                                               49.4        21.0          -
               Other                                                              24.3        41.7        27.2
      Implant payments                                                           (25.3)     (107.3)     (240.4)
      Implant insurance reimbursement                                            368.2       163.5        71.4
      Restricted insurance proceeds                                             (368.2)     (107.5)         -
      Implant deposit                                                               -           -       (275.0)
      Changes in assets and liabilities -
                Accounts and notes receivable                                    (32.0)      (56.0)      (29.2)
                Inventories                                                       16.6       (19.2)      (11.4)
                Accounts payable                                                  29.2        33.1         5.5
                Accrued taxes                                                      8.0        17.1        22.4
                Other                                                             31.0        30.5        11.9
                                                                               -------     -------     -------

                     Cash provided by (used for) operating activities            544.6       433.8       (62.2)
                                                                               -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                      (312.6)     (204.2)     (177.6)
      Proceeds from sales of marketable securities                                26.8         2.8         1.5
      Purchases of marketable securities                                        (224.9)      (12.4)       (2.4)
      Other                                                                       (2.4)        2.7       (12.1)
                                                                               -------     -------     -------

                      Cash used for investing activities                        (513.1)     (211.1)     (190.6)
                                                                               -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Long-term borrowings                                                        47.3        58.2        92.3
      Payments on long-term debt                                                 (57.0)      (57.8)      (69.2)
      Proceeds from revolving credit agreement                                      -           -        225.0
      Net change in other short-term borrowings                                   (8.9)      (16.9)      (57.2)
                                                                               -------     -------     -------

                Cash provided by (used for) financing activities                 (18.6)      (16.5)      190.9
                                                                               -------     -------     -------

CASH FLOWS USED FOR REORGANIZATION COSTS                                         (49.4)      (21.0)         -
                                                                               -------     -------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (6.4)        1.0          -
                                                                               -------     -------     -------
CHANGES IN CASH AND CASH EQUIVALENTS:
      Net increase (decrease) in cash and cash equivalents                       (42.9)      186.2       (61.9)
      Cash and cash equivalents at beginning of year                             387.3       201.1       263.0
                                                                               -------     -------     -------

      Cash and cash equivalents at end of year                                 $ 344.4     $ 387.3     $ 201.1
                                                                               =======     =======     =======


         The Notes to consolidated financial statements are an integral part of these financial statements.

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   (in millions of dollars except where noted)


NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

       Dow Corning Corporation was incorporated in 1943 by Corning Glass Works (now "Corning Incorporated") and Dow Chemical for the purpose of developing and producing polymers and other materials based on silicon chemistry. Dow Corning Corporation operates in various countries around the world through numerous wholly-owned or majority-owned subsidiary corporations. Most of the Company's products are based on polymers known as silicones which have a silicon-oxygen-silicon backbone. Through various chemical processes, the Company manufactures silicones that have an extremely wide variety of characteristics in forms ranging from fluids, gels, greases and elastomeric materials to resins and other rigid materials. Silicones combine the temperature and chemical resistance of glass and the versatility of plastics and, regardless of form or application, generally possess such qualities as electrical resistance, resistance to extreme temperatures, resistance to deterioration from aging, water repellency, lubricating characteristics, relative chemical and physiological inertness and resistance to ultraviolet radiation. The Company currently manufactures over 9,600 products and serves approximately 50,000 customers worldwide, with no single customer accounting for more than three percent of the Company's sales in 1996. Principal United States production plants are located in Kentucky, Michigan and North Carolina. Principal foreign manufacturing plants are located in Belgium, Germany, Japan and the United Kingdom. The Company also owns research and development facilities in the United States, Belgium, Germany and the United Kingdom. Dow Corning's average employment for 1996 was 8,700 persons.

       On May 15, 1995, Dow Corning Corporation, excluding its subsidiaries, (the "Debtor Company") voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Eastern District of Michigan, Northern Division, in Bay City, Michigan (the "Bankruptcy Court"). The Debtor Company consists of a majority of the Company's United States operations and certain foreign branches. The Debtor Company's Chapter 11 proceeding (the "Chapter 11 Proceeding") does not include any subsidiaries of the Debtor Company. See Note 4 below for further discussion of this matter.

       The consolidated financial statements of the Company have been prepared on a "going-concern" basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 Proceeding of the Debtor Company, such realization of assets and liquidation of liabilities is subject to significant uncertainties including the approval of a plan of reorganization by the Bankruptcy Court. Also, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtor Company and to meet obligations of the subsidiaries of the Debtor Company) is dependent primarily on
(a) the ability of the Company to maintain adequate cash on hand, the ability of the Company to generate cash from operations and the ability of the subsidiaries of the Debtor Company to obtain necessary financing and (b) if required, the availability of a debtor-in-possession credit facility. Management believes that conditions (a) and (b) will be satisfied.

       The Company's financial statements as of December 31, 1996 have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code," issued November 19, 1990. SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date (May 15, 1995) and identification of all transactions and events that are directly associated with the reorganization of the Debtor Company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of Dow Corning Corporation and all of its wholly-owned and majority-owned domestic and foreign subsidiaries. The Company's interests in 20% to 50% owned affiliates are carried on the equity basis and are included in other assets. Intercompany transactions and balances have been eliminated in consolidation.

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

       The Company follows the policy of capitalizing interest as a component of the cost of capital assets constructed for its own use. Interest capitalized was $3.3 in 1995 and $14.3 in 1994. However, in conformity with the provisions of SOP 90-7, the Company has discontinued accruing interest expense related to unsecured pre-petition debts of the Debtor Company. As a result, the Company has also discontinued the capitalization of interest as a component of the cost of capital assets for its own use, since any amounts that would be capitalized after the application of SOP 90-7 would be considered immaterial.

       The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable assets and certain identifiable intangibles to be disposed of. The adoption of the new standard did not have a material impact on the Company's financial statement for the year ended December 31, 1996.

Restricted and Unrestricted Investments

       The Company accounts for investments in debt and equity securities in conformity with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires the use of fair value accounting for trading or available-for-sale securities, while retaining the use of the amortized cost method for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Investments in debt and equity securities are included in the captions "Marketable securities," "Restricted insurance proceeds" and "Implant deposit" in the accompanying consolidated balance sheets.

Intangibles

       Other assets include $36.2 and $34.8 of intangible assets at December 31, 1996 and 1995, respectively. Goodwill, representing the excess of cost over net assets of businesses acquired is included in the above amounts, and is being amortized on a straight-line basis over 10 years. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives.

Deferred Investment Grants

       Included in other long-term liabilities are deferred investment incentives (grants) which the Company has received related to certain capital expansion projects in Belgium and the United Kingdom. Such grants are deferred and recognized in income over the service lives of the related assets. At December 31, 1996 and 1995, gross deferred investment incentives were $90.3 and $96.9 with related accumulated amortization of $80.3 and $79.7, respectively.

Income Taxes

       The Company accounts for income taxes in conformity with the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Research and Development Costs

       Research and development costs are charged to operations when incurred and are included in manufacturing cost of sales. These costs totaled $203.5 in 1996, $194.5 in 1995 and $174.0 in 1994.

Currency Translation

       Assets and liabilities of certain foreign subsidiaries are translated into U.S. dollars at end-of-period exchange rates; translation gains and losses, hedging activity and related tax effects for these subsidiaries are reported as a separate component of stockholders' equity. Revenues and expenses for these foreign subsidiaries are translated at average exchange rates during the period. For other foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using end-of-period exchange rates; remeasurement gains and losses, hedging activity and related tax effects for these subsidiaries are recognized in the statement of operations. Historical exchange rates are used for non-monetary assets and related elements of expense. All other revenues and expenses are remeasured at average exchange rates during the period. Foreign currency transaction gains and losses are included in current earnings.

Currency Rate Derivatives

       The Company enters into a variety of forward exchange contracts and, from time to time, currency options in its management of foreign currency exposures. Realized and unrealized gains and losses on forward exchange contracts are recognized currently in other income and expense, or, if such contracts are designated and effective as net investment hedges, in stockholders' equity. Currency option premiums are amortized over the option period. Gains and losses on purchased currency options that are designated and effective as hedges are deferred and recognized in income in the same period as the hedged transaction.

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Reclassifications

       Certain reclassifications of prior year amounts have been made to conform to the presentation adopted in 1996.


NOTE 3 - CONTINGENCIES

Breast Implant Litigation and Claims - Background

       Prior to 1992, the Company was engaged in the manufacture and sale of silicone gel breast implants and the raw material components of these products. On January 6, 1992, the United States Food and Drug Administration ("FDA") asked breast implant producers to voluntarily halt the sale of silicone gel breast implants pending the FDA's further review of the safety and effectiveness of such devices, and the Company complied with the FDA's request. Subsequently, the Company announced that it would not resume the production or sale of breast implants.

       Since late 1991, the Company experienced a substantial increase in the number of lawsuits against the Company relating to breast implants. As of December 31, 1996, the Company has been named, often together with other defendants, in approximately 19,000 pending breast implant products liability lawsuits filed by or on behalf of individuals who claim to have or have had breast implants. Many of these cases involve multiple plaintiffs. In addition, there were 46 breast implant products liability class action lawsuits which had been filed against the Company as of December 31, 1996; however, only three of these class actions have been certified. Since the commencement of the Company's Chapter 11 Proceeding, the Company has been dismissed from a number of breast implant lawsuits in which the Company was named as a supplier of silicone raw material to other breast implant manufacturers. The Company anticipates that other breast implant manufacturers which purchased silicone raw materials from the Company, and other defendants in breast implant litigation, may file claims for indemnity and contribution against the Company in the Company's Chapter 11 Proceeding.

       The typical alleged factual bases for these lawsuits primarily include allegations that the plaintiffs' breast implants (a) caused specific, recognized autoimmune diseases including scleroderma, systemic lupus erythematosus, and multiple sclerosis, (b) caused a vague combination of symptoms, including chronic fatigue and joint pain, alleged to be a new disease not generally recognized in the medical community and variously described by terms such as "human adjuvant disease," "siliconosis," "atypical connective tissue disease," and "atypical neurological disease," and/or (c) have or may have ruptured. The Company has sometimes been named as the manufacturer of breast implants, and other times the Company is named as the supplier of silicone raw materials to other breast implant manufacturers. The Company vigorously asserts, among other defenses, that there is no causal connection between silicone breast implants and the ailments alleged by the plaintiffs in these cases. A substantial number of breast implant lawsuits were consolidated for pretrial purposes in the U.S. District Court for the Northern District of Alabama (the "Court") and various state courts where a substantial number of breast implant lawsuits were filed. Further information related to the jurisdictional status of these cases is described in Note 4 below. The Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code has resulted in a stay of this litigation in the United States. However, claims prosecuted against the Debtor Company in non-U.S. jurisdictions and against subsidiaries of the Debtor Company are not stayed by the Chapter 11 Proceeding. In addition to the 19,000 individual breast implant lawsuits referred to above, approximately 6,000 individual claims have been filed in non-U.S. jurisdictions; however, only approximately 100 of these claims filed in non-U.S. jurisdictions have been served and are in a position to proceed under the legal systems of their relevant jurisdictions. Approximately 5,700 non-U.S. plaintiffs have filed claims in the United States (included in the 19,000 lawsuits referenced above); however, these approximately 5,700 claims are stayed by the Debtor Company's Chapter 11 Proceeding. In addition to the approximately 46 class action lawsuits referred to above, five class actions are pending in non-U.S. jurisdictions. Two of these non-U.S. class actions have not been served and none of the non-U.S. class actions are stayed by the Chapter 11 Proceeding.

Breast Implant Litigation and Claims - Settlement Agreement

       In 1994, the Company, along with other defendants and representatives of breast implant litigation plaintiffs, entered into a settlement agreement under the supervision of the Court (the "Settlement Agreement"). Under the Settlement Agreement, certain industry participants originally agreed to contribute up to approximately $4.2 billion, of which the Company agreed to contribute up to approximately $2.02 billion, over a period of more than thirty years. Although the Settlement Agreement was designed to cover claims of most breast implant recipients brought in the courts of U.S. federal and state jurisdictions, approximately 7,000 U. S. and non-U.S. potential claimants elected not to settle their claims by way of the Settlement Agreement and elected to pursue their individual breast implant litigation against the Company. In 1995, the Court concluded the total amount of claims likely to be approved for payment would result in substantially lower payments to claimants than anticipated under the Settlement Agreement, and the Court requested the parties negotiate possible modifications to the Settlement Agreement. The Company has not actively participated in these negotiations and is not a party to the resulting modification of the Settlement Agreement. The Company has neither exercised its option to withdraw from, nor has it been officially excluded from the option of participating in modification of, the Settlement Agreement. The Company anticipates breast implant litigation and claims pending against it will be resolved pursuant to the Debtor Company's plan of reorganization arising out of the Debtor Company's Chapter 11 Proceeding (see Note 4 below for further discussion).

Breast Implant Litigation and Claims - Insurance Matters

       The Company has a substantial amount of unexhausted claims-made, occurrence and occurrence-noticed products liability insurance coverage with respect to breast implant lawsuits and claims commencing in 1986 and thereafter. For breast implant lawsuits and claims involving implant dates prior to 1986, substantial coverage exists under a number of primary and excess occurrence and occurrence-noticed policies having various limits. For breast implant lawsuits and claims filed after 1985 in cases with implant dates prior to 1986, potential coverage exists under all of the above referenced policies. Because defense costs and disposition of particular breast implant lawsuits and claims may be covered, in whole or in part, both by the coverage issued from and after 1986, and one or more of the policies issued prior to 1986, the ultimate determination of aggregate insurance coverage depends on, among other things, how defense and indemnity costs are allocated among the various policy periods. Also, a number of the breast implant lawsuits pending against the Company request punitive damages and compensatory damages arising out of alleged intentional torts. Depending on policy language, applicable law and agreements with insurers, any such damages which may be awarded pursuant to such lawsuits may or may not be covered, in whole or in part, by insurance.

       A substantial number of the Company's insurers reserved the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, when coverage may attach and their respective obligations relative to other insurers. Since June, 1993, the Company has been involved in litigation against certain insurance companies which issued occurrence based products liability insurance policies to the Company from 1962 through 1985 ("Occurrence Insurers"). This litigation resulted from an inability of the Occurrence Insurers to reach an agreement with the Company on a formula for the allocation among the Occurrence Insurers of payments of defense and indemnity expenses submitted by the Company related to breast implant products liability lawsuits and claims. The Company sought a judicial enforcement of the obligations of the Occurrence Insurers under the relevant insurance policies. Following certain initial procedural steps, this litigation has been conducted in the Wayne County Michigan Circuit Court (the "Michigan Court"). A number of the Occurrence Insurers have been dismissed from this litigation pursuant to settlements reached with the Company.

       In 1994, the Michigan Court (i) ruled that certain of the Company's primary Occurrence Insurers have a duty to defend the Company with respect to breast implant products liability lawsuits, (ii) directed these insurers to reimburse the Company for certain defense costs previously incurred and (iii) ruled in favor of the Company on allocation of defense costs. In 1995, the Michigan Court ruled in favor of the Company on allocation of indemnity costs, ordering that each primary Occurrence Insurer is obligated to pay the defense costs for all cases alleging a date of implant either before or during the insurers' policy periods and for all cases involving unknown implant dates; once implant dates become known, the appropriate insurer becomes responsible for relevant claims. Also in 1995, the Michigan Court ruled that relevant insurance contracts afford coverage for punitive damages except where specific policy provisions expressly exclude coverage for such damages. A trial on the merits of the claims in this litigation commenced in late 1995. In February, 1996, a Michigan Court jury found the remaining Occurrence Insurers liable for coverage including costs of defense and settlement of the Company's breast implant lawsuits and claims in the United States and in foreign countries. The Michigan Court also ruled that the Company is entitled to recover substantially all defense, settlement and judgment costs previously incurred. In July, 1996, the Michigan Court issued an omnibus final order and judgment and other rulings relative to the Michigan Action. In December, 1996, the Michigan Court denied certain post trial motions filed by certain of the Occurrence Insurers and ruled that the omnibus final order and judgment and related rulings are effective. Also in December, 1996, certain of the Occurrence Insurers appealed the results of this litigation to the Michigan Court of Appeals. The Company is uncertain as to when these appeals will be resolved. In the interim, the Company is continuing settlement negotiations with the Occurrence Insurers as well as other insurers that are not involved in the litigation.

       Based on the results of this litigation, management continues to believe it is probable the Company will recover from its insurers a substantial amount of breast implant related payments which have been or may be made by the Company. In addition to the results of this litigation, this belief is further supported by the fact that the Company received insurance recoveries of $603.1 from September 1, 1994 through December 31, 1996 (see Note 6 for further discussion) and entered into settlements with certain insurers for future reimbursement.

Breast Implant Litigation and Claims - Financial Provisions

       The Company has taken steps in the past to reflect the anticipated financial consequences to the Company of the breast implant situation. As previously reported, prior to 1995 the Company recorded aggregate pre-tax charges of $1,981.0 and related insurance receivables of $1,006.0 to cover (i) the Company's best estimate, at the time, of its potential liability under the Settlement Agreement, (ii) the Company's best estimate, at the time, of additional costs to resolve breast implant litigation outside of the Settlement Agreement and (iii) legal, administrative, and research costs related to breast implants. The portion of the pre-1995 charges related to the Settlement Agreement and related to the anticipated implant insurance receivable were recorded on a present value basis. Subsequently, in 1995, the Company recorded a pre-tax charge of $351.1 to abandon this present value treatment. The 1995 charge was taken because of the uncertainty associated with the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code. As a result of filing for Chapter 11 protection, management could no longer make the assessment that the amount and timing of the settlement payments were reliably determinable as required by accounting rules relevant to present value discounting of future liabilities. Based on information currently available and due to the uncertainty associated with the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code, management cannot currently estimate the ultimate cost of resolving breast implant litigation and claims. Notwithstanding the inherent uncertainties associated with estimating the ultimate cost of resolving breast implant litigation and claims, management believes it has accrued amounts required under generally accepted accounting principles. The Company has not revised its implant reserves since the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code except for the 1995 charge referred to above. The Company anticipates that the ultimate cost to resolve breast implant litigation and claims will be estimated for purposes of determining the feasibility of any plan of reorganization during the Debtor Company's Chapter 11 Proceeding (see Note 4 below). As additional facts and circumstances develop, it is at least reasonably possible that the estimate may be revised in the near term to reflect any material developments relating to the resolution of the breast implant litigation and claims. Future revisions, if required, could have a material effect on the Company's financial position or results of operations in the period or periods in which such revisions are recorded.

       The anticipated implant insurance receivable recorded in the accompanying consolidated balance sheets is the result of the provisions described above; a substantial portion of this anticipated implant insurance receivable relates to insurers who provided coverage on an occurrence basis. The principal uncertainties which exist with respect to the realization of this asset include the ultimate cost of resolving breast implant litigation and claims, the results of litigation against and settlement negotiations with insurers and the extent to which insurers may become insolvent in the future.

       The Company took these factors into account when estimating the amount of insurance recovery to record in the financial statements. As additional facts and circumstances develop, it is at least reasonably possible that the estimate may be revised in the near term to reflect any material developments relating to insurance matters. Future revisions, if required, could have a material effect on the Company's financial position or results of operations in the period or periods in which such revisions are recorded. Notwithstanding the above, the Company believes it is probable that the anticipated implant insurance receivable recorded in the accompanying consolidated balance sheet at December 31, 1996 will ultimately be realized.

Securities Laws Class Action Lawsuits

       As of December 31, 1996, the Company and certain of its former and present directors and officers were named, as defendants with others, in two securities laws class action lawsuits filed by purchasers of stock of Corning Incorporated and Dow Chemical. These cases were originally filed as several separate cases in the Federal District Court for the Southern District of New York in the first quarter of 1992; these cases were consolidated in the second quarter of 1992 so there is one case involving claims on behalf of purchasers of stock of Corning Incorporated and one case involving claims on behalf of purchasers of stock of Dow Chemical. The plaintiffs in these cases allege, among other things, misrepresentations and omissions of material facts and breach of duty with respect to purchasers of stock of Corning Incorporated and Dow Chemical relative to the breast implant issue. The relief sought in these cases is monetary damages in unspecified amounts.

       Motions to dismiss both cases have been filed by all defendants. The Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code has resulted in a stay of this litigation with respect to the Debtor Company.

Shareholder Derivative Lawsuits

       As of December 31, 1996, the Company and/or certain of its former and present directors and officers were named in three shareholder derivative lawsuits filed by shareholders of Corning Incorporated and Dow Chemical. The plaintiffs in these cases allege various breaches of fiduciary duties claimed to be owed by the defendants relative to the breast implant issue. The relief sought by the shareholders filing these suits on behalf of Corning Incorporated and Dow Chemical is monetary damages in unspecified amounts. Motions to dismiss these cases have been filed by all defendants. The Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code has resulted in a stay of this litigation with respect to the Debtor Company.

Tax Matters

       On January 20, 1997, the Company received a Statutory Notice of Deficiency (the "Notice") from the United States Internal Revenue Service (the "IRS"). The Notice asserts tax deficiencies totaling approximately $105.3. The alleged deficiencies in the Notice relate to the Company's consolidated federal income tax returns for the 1992, 1993 and 1994 calendar years. The Company believes that the deficiencies asserted by the IRS are excessive. The Company intends to vigorously contest the IRS's claims and to file certain refund claims in connection with its protest. The Company anticipates that this matter will be resolved either in the Company's Chapter 11 Proceeding or through procedures provided by the Internal Revenue Code, and that such resolution will not have a material adverse effect on the Company's consolidated results of operation or financial condition.

Environmental Matters

       The Company has been advised by the United States Environmental Protection Agency ("EPA") or by similar state regulatory agencies that the Company, together with others, is a Potentially Responsible Party ("PRP") with respect to a portion of the cleanup costs and other related matters involving a number of abandoned hazardous waste disposal facilities. Management currently believes that there are 12 sites at which the Company may have some liability, although management currently expects to settle the Company's liability for a majority of these sites for de minimis amounts. Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRPs at these sites at which management currently believes the Company may have more than a de minimis liability is $56.0. Management cannot currently estimate the aggregate liability for all PRPs at those sites at which management expects the Company has a de minimis liability.

       The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The amount accrued for environmental matters at December 31, 1996 was $15.4. In addition, receivables of $10.6 for probable third-party recoveries have been recorded related to these environmental matters. As additional facts and circumstances develop, it is at least reasonably possible that either the accrued liability or the recorded receivable relative to environmental matters may be revised in the near term. While there are a number of uncertainties with respect to the Company's estimate of its ultimate liability for cleanup costs at these sites, it is the opinion of the Company that the possibility is remote that costs in excess of those accrued will have a material adverse impact on the Company's consolidated financial position or results of operations. This opinion is based upon the number of identified PRPs at each site, the number of such PRPs that are believed by management to be financially capable of paying their share of the ultimate liability and the portion of waste sent to the sites for which management believes the Company might be held responsible based on available records.

       As a result of financial provisions recorded with respect to breast implant liability, the Debtor Company has been unable to meet certain federal and state environmental statutory financial ratio tests. Consequently, in order for the Debtor Company to continue to operate hazardous waste storage facilities at certain plant sites, the states involved have required the Debtor Company to establish and fund trusts to provide for aggregate estimated closure, post-closure, corrective action and potential liability costs of $23.0. Interest on the funds held in trust will be available to the Debtor Company under certain circumstances, and the amount required to be held in trust may vary annually. At such time as the Debtor Company satisfies the above referenced financial ratio tests or the Debtor Company no longer needs or closes the permitted facilities, the funds then remaining in these trusts will revert to the Debtor Company. The establishment and funding of these trusts is subject to the continuing jurisdiction of the Bankruptcy Court.

Other Litigation

       Due to the nature of its business as a supplier of specialty materials to a variety of industries, the Company, at any particular time, is a defendant in a number of products liability lawsuits for injury allegedly related to the Company's products and, in certain instances, products manufactured by others. Many of these lawsuits seek damages in substantial amounts. For example, the Company has been named in products liability lawsuits pertaining to materials previously used in connection with temporomandibular joint implant applications and raw materials supplied by the Company to manufacturers of the NORPLANT(R) Implant contraceptive device. NORPLANT(R) is a registered trademark of the Population Council for Subdermal Levonorgestrel Implants. The Company believes that these claims are covered in whole or in part by substantial insurance or certain indemnity arrangements. This belief is supported by the fact that the indemnitors under these arrangements have been honoring their indemnity commitments. The Company has followed a practice of aggressively defending all products liability claims asserted against it, and although the Company intends to continue this practice, currently pending proceedings and any future claims are subject to the uncertainties attendant to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted with certainty. The prosecution of lawsuits and claims against the Debtor Company has been stayed in the U.S. as a result of the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code. However, claims prosecuted against the Debtor Company in non-U.S. jurisdictions and against subsidiaries of the Debtor Company are not stayed by the Chapter 11 Proceeding. The Company is currently unable to estimate its potential liability for these claims; however, the Company believes that these products liability claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition. The Company anticipates that the cost to resolve a substantial portion of these claims will ultimately be estimated during the Debtor Company's Chapter 11 Proceeding.


NOTE 4 - PROCEEDING UNDER CHAPTER 11

       On May 15, 1995, the Debtor Company voluntarily filed for protection under Chapter 11 of the Bankruptcy Code. The Debtor Company consists of a majority of the Company's United States operations and certain foreign branches. The Debtor Company's Chapter 11 Proceeding does not include any subsidiaries of the Debtor Company.

       This action was taken because (a) the Debtor Company was not satisfied with the rate of progress toward resolving breast implant litigation outside of the Settlement Agreement, (b) the Debtor Company was not satisfied with the rate of progress toward achieving commitments from certain of the Company's insurers relative to insurance recovery and (c) the Debtor Company was concerned by the uncertainty associated with the conclusions of the U.S. District Court for the Northern District of Alabama relative to the Settlement Agreement (see Note 3 above for further discussion).

       The Debtor Company is operating as a debtor-in-possession under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Debtor Company is authorized to operate its business but may not engage in transactions outside the ordinary course of its business without the approval of the Bankruptcy Court.

       In June, 1995, notices were mailed to the creditors of the Debtor Company advising them of the Chapter 11 Proceeding and advising them of the first meeting of creditors, which was held on July 14, 1995. Under the Bankruptcy Code, any creditor actions to obtain possession of property from the Debtor Company are stayed by the Chapter 11 Proceeding. As a result, the creditors of the Debtor Company are precluded from collecting pre-petition debts without the approval of the Bankruptcy Court. Certain pre-petition liabilities, including wages and benefits of employees and obligations to certain foreign vendors, have been paid after obtaining the approval of the Bankruptcy Court. In addition, on November 25, 1996, the Bankruptcy Court granted the Debtor Company's motion to allow for the offset of certain receivables and payables between the Debtor Company and its subsidiaries existing as of May 15, 1995.

       Subject to certain exceptions under the Bankruptcy Code, the Debtor Company's Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings against the Debtor Company. The Debtor Company filed notices to remove certain claims and causes of action asserted by plaintiffs from state courts to federal courts. The Debtor Company also filed transfer motions seeking to transfer certain claims and causes of action asserted by plaintiffs from various federal courts to the federal district court having jurisdiction over the Debtor Company's bankruptcy case (the U.S. District Court for the Eastern District of Michigan, the "U.S. District Court in Michigan").

       On September 13, 1995, the U.S. District Court in Michigan granted the Debtor Company's transfer motion to transfer certain claims and causes of action asserted by plaintiffs to the U.S. District Court in Michigan. This court also indicated that if trials ultimately proceed, they should be conducted in either the U.S. District Court in Michigan or the U.S. district court for the district in which the claim arose. In the interim, the U.S. District Court for the Northern District of Alabama was assigned jurisdiction over these cases for pretrial purposes. The purpose of these transfer motions was to lay a foundation for the eventual consolidation of these claims for purposes of a threshold "common issues" trial on the core issue, among others, of whether silicone gel breast implants cause the diseases claimed by those who assert such claims. The U.S. District Court in Michigan also suggested that a "common issues" trial could proceed, if needed, in connection with the Bankruptcy Court's estimation of products liability claims against the Debtor Company during the Debtor Company's Chapter 11 Proceeding.

       The U.S. Trustee initially appointed a "Committee of Unsecured Creditors" and a "Committee of Tort Claimants" and on July 22, 1996 appointed an "Official Physicians' Committee" (collectively, the "Creditor Committees") in the Chapter 11 Proceeding. In accordance with the provisions of the Bankruptcy Code, the Creditor Committees have been appointed to represent the diversity of interests of the entire constituency that each committee is appointed to serve and have the right to be heard with respect to transactions outside the ordinary course of business and other matters arising in the Chapter 11 Proceeding. On March 21, 1996, the Bankruptcy Court issued an order removing those members of the Committee of Tort Claimants who do not have tort claims against the Company on the basis that its members are not creditors of the Debtor Company. This order was appealed to the U.S. District Court in Michigan by the Committee of Tort Claimants and the U.S. Trustee. Subsequently, the U.S. District Court in Michigan stayed the effective date of the portion of the Bankruptcy Court's order related to the composition of the Committee of Tort Claimants pending resolution of this appeal.

       Under applicable provisions of the Bankruptcy Code, a debtor in Chapter 11 has certain periods of exclusivity during which it has the exclusive right to file and seek acceptances of its reorganization plan. After the expiration of such periods, as may be extended from time to time, any creditor has the right to file a plan of reorganization with the Bankruptcy Court.

       The Debtor Company had the exclusive right to file a plan of reorganization for 120 days after its Chapter 11 filing (the "Plan Exclusivity Period"). On September 7, 1995, the Bankruptcy Court extended the Plan Exclusivity Period to March 11, 1996. On March 7, 1996, the Bankruptcy Court suspended further activity with respect to certain matters, including the expiration of the Plan Exclusivity Period, for a period of 90 days. On May 16, 1996, the Bankruptcy Court extended the Plan Exclusivity Period until the expiration of 21 days after the Bankruptcy Court enters orders related to (a) the procedure for the estimation of products liability and other claims against the Debtor Company, (b) the Debtor Company's request for the appointment of a panel of scientific experts to assist the Bankruptcy Court in the products liability claims estimation process, (c) the Debtor Company's request to establish a bar date for creditors to file claims against the Debtor Company and
(d) the establishment by the Bankruptcy Court of a claims notice procedure. That order additionally extended the Debtor Company's exclusive statutory 60-day period for soliciting acceptances of its plan of reorganization (the "Solicitation Exclusivity Period") for an indefinite period, subject to further order of the Bankruptcy Court.

       On June 28, 1996, the Bankruptcy Court established bar dates, deadlines for creditors to file claims against the Debtor Company, of January 15, 1997 for all claims against the Debtor Company arising out of the United States and its territories, and of February 15, 1997 for all claims against the Debtor Company arising out of non-U.S. jurisdictions. Creditors who are required to file claims but fail to meet the bar dates generally will be prohibited from voting upon or receiving distributions under any plan of reorganization. Also on June 28, 1996, the Bankruptcy Court approved a claims notice procedure. Because the Debtor Company is uncertain as to when the orders regarding the procedure for the estimation of claims against the Debtor Company and the potential appointment of a panel of scientific experts will be issued, the Debtor Company is currently not certain when the Plan Exclusivity Period and the Solicitation Exclusivity Period will end.

       On December 2, 1996, the Debtor Company filed its plan of reorganization ("Plan of Reorganization" or "Plan") and related disclosure statement ("Disclosure Statement") with the Bankruptcy Court. Under the Plan the Debtor Company would commit up to $3.0 billion to satisfy claims of the Debtor Company's creditors. Specifically, the Plan would provide approximately $1.0 billion to satisfy commercial claims which would be paid in full, including accrued interest. In addition, the Plan would provide up to $2.0 billion to resolve products liability claims if certain conditions are met. Of this amount, $600.0 million would be allocated to a settlement trust ("Settlement Trust") and up to $1.4 billion would be allocated subject to certain contingencies to a litigation trust ("Litigation Trust"). Critical to the treatment of claims related to such implants under the Plan is a common issue causation trial ("Causation Trial") which could include a court appointed, independent panel of doctors and scientific experts to assess all of the available scientific studies relative to silicone implants to determine if any causal connection exists between the Debtor Company's silicone implants and the various ailments claimed by the products liability claimants (See Note 3 for further discussion).

       Notwithstanding the above, the Company has not revised its implant reserves as a result of the Debtor Company's filing of its Plan of Reorganization. The implant reserve as of December 31, 1996 was approximately $2.4 billion as recorded in the accompanying consolidated balance sheets. The implant reserve has not been revised due to the inherent uncertainty associated with estimating the ultimate costs of resolving breast implant litigation and claims. The Company anticipates the ultimate cost to resolve breast implant litigation and claims will be determined as a part of the Debtor Company's Chapter 11 Proceeding.

       The Settlement Trust would provide to products liability claimants five settlement options which would be available over a multi-year period to resolve their claims without litigation. The settling claimants may receive benefits under one or more of these five options. These options are (a) an expedited payment option under which a claimant could receive specified payments if they can demonstrate physical injury arising from a Debtor Company product, (b) an explant option under which a claimant could receive an explant certificate redeemable to pay expenses associated with removing medical devices manufactured by the Debtor Company, (c) a scheduled review option under which claimants would receive certain cash payments at levels to be established by the Causation Trial if they meet certain claim criteria to be established by the Causation Trial,
(d) an individual evaluation option under which claimants who do not settle their claims through options (a) through (c) above could elect to receive an individual evaluation of their claim which may include an independent medical examination and may require a higher level of proof and (e) a mediation option under which claimants who do not select options (a) through (d) above could agree to non-binding mediation as an alternative to proceeding with litigation.

       The Litigation Trust would provide to products liability claimants who choose not to settle their claims using the procedures in the Settlement Trust a fund to be available for the payment of any verdicts (or awards in binding arbitration) which such claimants might experience against the Litigation Trust as a result of litigation related to the Debtor Company's products. The ultimate amount to be placed in this fund is largely dependent on the outcome of the Causation Trial. Amounts remaining, if any, in the Litigation Trust after the expiration of a certain period of time would revert to the Debtor Company.

       On January 10, 1997, the Committee of Unsecured Creditors and the Committee of Tort Claimants jointly filed a motion with the Bankruptcy Court requesting the termination of the Plan Exclusivity Period and the Solicitation Exclusivity Period so that those creditor committees could file a competing plan of reorganization. The Bankruptcy Court has not yet ruled on this motion.

       Confirmation of a plan of reorganization requires, among other things, acceptance of the plan by the affirmative vote (in excess of 50% of the number and in excess of 66 2/3% of the dollar amount of the claims) of the creditors who vote in each class of creditors having claims that are impaired by the plan of reorganization. The Company is prohibited from soliciting acceptances of its Plan from creditors until after the Bankruptcy Court approves the adequacy of the Disclosure Statement. Thereafter the Debtor Company will have a period of time to obtain necessary acceptances from its creditors for the Plan. In the interim, the Debtor Company is conducting discussions with the Creditor Committees regarding its Plan of Reorganization and Disclosure Statement. Absent the requisite approvals referenced above, the Bankruptcy Court may approve the Debtor Company's Plan of Reorganization, or a competing plan of reorganization , under the "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met.

       The condensed financial statements of the Debtor Company are presented as follows:

                             DOW CORNING CORPORATION
                             -----------------------
                     DEBTOR COMPANY CONDENSED BALANCE SHEET
                     --------------------------------------
                            (in millions of dollars)

                                     ASSETS
                                     ------

                                                                 December 31,
                                                                    1996
                                                                    ----
CURRENT ASSETS:
     Cash and cash equivalents                                    $  126.1
                                                                  --------

     Marketable securities                                           174.9
                                                                  --------

     Accounts and notes receivable -
       Trade (less allowance for doubtful accounts
         of $2.7)                                                    113.9
       Receivable from subsidiaries                                  386.0
       Anticipated implant insurance receivable                       23.8
       Other receivables                                              23.0
                                                                  --------

                                                                     546.7
                                                                  --------

     Inventories                                                     127.3
                                                                  --------

     Other current assets -
       Deferred income taxes                                          92.0
       Other                                                          38.4
                                                                  --------

                                                                     130.4
                                                                  --------

                 Total current assets                              1,105.4
                                                                  --------

INVESTMENTS:
     Equity in unconsolidated subsidiaries                           652.5
                                                                  --------

PROPERTY, PLANT AND EQUIPMENT:                                     1,641.4
     Less - Accumulated depreciation                              (1,091.1)
                                                                  --------

                                                                     550.3
                                                                  --------

OTHER ASSETS:
     Marketable securities                                            19.2
     Anticipated implant insurance receivable                        999.0
     Restricted insurance proceeds                                   480.9
     Implant deposit                                                 275.0
     Deferred income taxes                                           366.7
     Receivable from subsidiaries                                    197.5
     Other                                                            35.8
                                                                  --------

                                                                   2,374.1
                                                                  --------

                                                                  $4,682.3
                                                                  ========

                             DOW CORNING CORPORATION
                             -----------------------
                     DEBTOR COMPANY CONDENSED BALANCE SHEET
                     --------------------------------------
                   (in millions of dollars except share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                 December 31,
                                                                    1996
                                                                    ----

CURRENT LIABILITIES:
     Trade accounts payable                                       $   68.0
     Payable to subsidiaries                                          78.4
     Accrued payrolls and employee benefits                           32.4
     Other current liabilities                                        85.6
                                                                  --------

             Total current liabilities                               264.4
                                                                  --------




OTHER LONG-TERM LIABILITIES                                           38.0
                                                                  --------



LIABILITIES SUBJECT TO COMPROMISE:
     Trade accounts payable                                           66.0
     Payable to subsidiaries                                          89.5
     Accrued employee benefits                                       176.3
     Accrued taxes                                                     3.6
     Implant reserve                                               2,424.4
     Notes payable                                                   375.0
     Long-term debt                                                  270.4
     Other                                                           136.4
                                                                  --------

                                                                   3,541.6
                                                                  --------



STOCKHOLDERS' EQUITY:
     Common stock, $5 par value - 2,500,000 shares
         authorized and outstanding                                   12.5
     Retained earnings                                               788.6
     Cumulative translation adjustment                                37.2
                                                                  --------

             Stockholders' equity                                    838.3
                                                                  --------

                                                                  $4,682.3
                                                                  ========

                             DOW CORNING CORPORATION
                             -----------------------
     DEBTOR COMPANY CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
     ----------------------------------------------------------------------
                            (in millions of dollars)

                                                                Year ended
                                                             December 31, 1996
                                                             ------------------

NET SALES (includes $682.3 of sales to subsidiaries)               $1,670.0


OPERATING COSTS AND EXPENSES:
   Manufacturing cost of sales                                      1,184.5
   Marketing and administrative expenses                              233.1
                                                                   --------

                                                                    1,417.6
                                                                   --------

OPERATING INCOME                                                      252.4


OTHER INCOME:
   Interest income                                                     42.7
   Other, net                                                          26.6
                                                                   --------


INCOME BEFORE REORGANIZATION  COSTS AND INCOME TAXES                  321.7

Reorganization costs                                                   49.4
                                                                   --------



INCOME BEFORE INCOME TAXES                                            272.3

Income tax provision                                                  114.6
                                                                   --------


NET INCOME                                                            157.7

Earnings of unconsolidated subsidiaries and related eliminations       64.0



Retained earnings at beginning of year                                566.9
                                                                   --------


Retained earnings at end of year                                   $  788.6
                                                                   ========

                             DOW CORNING CORPORATION
                            ------------------------
                DEBTOR COMPANY CONDENSED STATEMENT OF CASH FLOWS
                ------------------------------------------------
                            (in millions of dollars)


                                                               Year ended
                                                           December 31, 1996
                                                           -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                 $157.7
      Adjustments to reconcile net income to net
       cash provided by operating activities -
         Depreciation and amortization                             96.2
         Deferred income taxes                                     35.1
         Reorganization costs                                      49.4
         Other                                                     (1.9)
      Implant payments                                            (25.3)
      Implant insurance reimbursement                             368.2
      Restricted insurance proceeds deposit                      (368.2)
      Changes in assets and liabilities -
         Accounts and notes receivable                              1.3
         Inventories                                                9.3
         Accounts payable                                          13.0
         Accrued taxes                                              4.9
         Receivables from subsidiaries                           (166.2)
         Other                                                      1.9
                                                                 ------

           Cash provided by operating activities                  175.4
                                                                 ------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                        (92.2)
      Proceeds from sale of marketable securities                  16.8
      Purchases of marketable securities                         (205.2)
      Dividends from subsidiaries                                  62.2
      Other                                                        (6.1)
                                                                 ------

           Cash used for investing activities                    (224.5)
                                                                 ------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in other short-term borrowings                     1.6
                                                                 ------

            Cash provided by financing activities                   1.6
                                                                 ------

CASH FLOWS USED FOR REORGANIZATION COSTS                          (49.4)
                                                                 ------

CHANGES IN CASH AND CASH EQUIVALENTS:
      Net decrease in cash and cash equivalents                   (96.9)
      Cash and cash equivalents at beginning of year              223.0
                                                                 ------
      Cash and cash equivalents at end of year                   $126.1
                                                                 ======

       The financial statements of the Debtor Company reflect transactions of the Debtor Company and transactions between the Debtor Company and all subsidiaries of the Debtor Company. The Debtor Company condensed statement of operations and retained earnings includes $682.3 of sales to subsidiaries in the caption, "NET SALES." These sales are conducted at prices substantially comparable to those which would prevail in open-market transactions between unrelated parties.

       While operating in the Chapter 11 Proceeding, the Debtor Company is generally prohibited from paying interest on unsecured pre-petition debts of the Debtor Company. Accordingly, the Debtor Company has ceased recording interest expense in conformity with the provisions of SOP 90-7. The amount of interest that has not been accrued as a result of the Chapter 11 Proceeding amounted to $49.2 ($31.0 after tax) for the year ended December 31, 1996 and $30.9 ($19.6 after tax) for the period of May 15, 1995 through December 31, 1995. In accordance with the provisions of Statement of Financial Accounting Standard No. 34, "Capitalization of Interest Cost," $14.1 ($8.9 after tax) would have been capitalized as part of the historical cost of acquiring certain assets for the year ended December 31, 1996 and $6.6 ($4.2 after tax) for the period of May 15, 1995 through December 31, 1995.

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

       The accompanying Debtor Company condensed statement of operations and retained earnings reflects interest income of $42.7 for the year ended December 31, 1996. The amount of interest income that the Debtor Company has earned as a result of the Chapter 11 Proceeding is immaterial.

       As a result of its filing for protection under Chapter 11 of the Bankruptcy Code, the Debtor Company is in default on its debt agreements. All outstanding debt of the Debtor Company as of May 15, 1995 has been presented under the caption "LIABILITIES SUBJECT TO COMPROMISE" in the accompanying balance sheet.


 NOTE 5 - FOREIGN CURRENCY

       Following is an analysis of the changes in the cumulative translation adjustment:


                                                                           1996             1995           1994
                                                                           ----             ----           ----

       Balance, beginning of year                                          $67.5            $66.2          $31.6

       Translation adjustments, including gains (losses) from
         certain hedges and intercompany balances                          (29.2)            (4.2)          31.3

       Income tax effect of current year activity                           (1.1)             5.5            3.3
                                                                          ------          -------        -------

       Balance, end of year                                                $37.2            $67.5          $66.2
                                                                           =====            =====          =====


      Net foreign currency losses currently recognized in income amounted to $(3.9) in 1996, $(4.5) in 1995, and $(4.8) in 1994.

NOTE 6 - RESTRICTED ASSETS

       In connection with the Settlement Agreement (as further described in Note 3 above), the Company has entered into an agreement whereby $275.0 is restricted to use for future breast implant settlement payments. Accordingly, this amount is included in the caption "Implant deposit" in the accompanying consolidated balance sheet. This amount is also subject to the provisions of a related escrow agreement which, among other things, appointed an independent escrow agent. The escrowed funds are invested in investment categories approved by the Bankruptcy Court. At December 31, 1996 and 1995, the marketable securities included in the caption "Implant deposit" in the accompanying balance sheet primarily consisted of certificates of deposit, commercial paper, fixed rate federal agency notes and floating rate federal agency notes. These marketable securities have a maturity of less than one year. The aggregate fair value of these investments approximates carrying value at December 31, 1996 and 1995.

       In addition, $472.6 of cash proceeds from settlements with insurers (received since the commencement of the Chapter 11 Proceeding) and $8.3 (after tax) of related investment income is restricted as to its use pursuant to orders of the Bankruptcy Court. Accordingly, $480.9 is included in the caption "Restricted insurance proceeds" in the accompanying consolidated balance sheet. A majority of these proceeds relate to settlements of policies which name the Company and Dow Chemical as co-insureds. The Company and/or Dow Chemical will have rights to petition the Bankruptcy Court for distribution of these proceeds primarily for the purpose of payment or reimbursement of specified indemnity and expense payments under conditions prescribed by the Bankruptcy Court.

       A majority of the "Anticipated implant insurance receivable" recorded in the accompanying consolidated balance sheets relates to policies which name the Company and Dow Chemical as co-insureds. The Company anticipates that future settlements of policies which name the Company as a co-insured will be subject to approval of the Bankruptcy Court and restricted in a manner similar to that described above. Notwithstanding the above, the Company believes that it is probable that it will have access to such restricted funds sufficient to ultimately realize the "Restricted insurance proceeds" and "Anticipated implant insurance receivable" recorded in the accompanying consolidated balance sheet (See Note 3 for further discussion).

       At December 31, 1996 and 1995, the aggregate fair value of the marketable securities included in the caption "Restricted insurance proceeds" approximates carrying value. These amounts are summarized in the accompanying balance sheet as follows (at cost):


                                                  December 31,     December 31,
                                                      1996             1995
                                                  -------------    ------------
       Money Market Funds                            $ 22.6           $108.3

       Demand Notes, Commercial Paper and
        Certificates of Deposit
          Maturity in a year or less                   28.3              -

       State and Municipal Securities
          Maturity in a year or less                  365.7              -
          Maturity between 1 and 5 years               55.1              -

       Corporate Obligations

          Maturity in a year or less                    9.2              -
                                                     ------           ------

                                                     $480.9           $108.3
                                                     ======           ======

NOTE 7 - INVENTORIES

       Following is a summary of inventories by costing method at December 31:

                                                                1996    1995
                                                                ----    ----
       Raw material, work-in-process and finished goods:
           Valued at LIFO                                      $205.6  $212.7
           Valued at FIFO                                        92.7   116.3
                                                               ------  ------
                                                               $298.3  $329.0
                                                               ======  ======

       Under the dollar value LIFO method used by the Company, it is impracticable to separate inventory values by classifications. Inventories valued using LIFO at December 31, 1996 and 1995 are stated at approximately $55.8 and $67.5, respectively, less than they would have been if valued at replacement cost.


NOTE 8 -  UNRESTRICTED INVESTMENTS

       Excluding investments accounted for on the equity basis, the carrying amount for unrestricted investments at December 31, 1996 and 1995 was $235.0 and $40.0, respectively. These unrestricted investments consist principally of obligations backed by the U. S. Government or one of its agencies and corporate issue preferred equities; and have been classified as "available for sale" in conformity with SFAS 115. The aggregate fair value of these unrestricted investments approximates carrying value, and there were no material realized gain or losses for the years ended December 31, 1996 and 1995, nor unrealized gains or losses at December 31, 1996 or 1995. Fair values are determined based on quoted market prices or, if quoted market prices are not available, on market prices of comparable instruments. Unrestricted investments are included in the captions "Marketable securities" in the current and noncurrent section of the accompanying consolidated balance sheets.


NOTE 9 - NOTES PAYABLE AND CREDIT FACILITIES

       Notes payable at December 31, consisted of the following:


                                                             1996      1995
                                                             ----      ----

       CURRENT LIABILITIES:

          Other bank borrowings                             $  5.0   $ 14.7
                                                            ======   ======



       LIABILITIES SUBJECT TO COMPROMISE:

          Revolving Credit Agreement                        $375.0   $375.0
                                                            ======   ======

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


NOTE 10 - LONG-TERM DEBT

   Long-term debt at December 31, consisted of the following:

                                                                1996     1995
                                                                ----     ----
   LONG-TERM DEBT:
     Variable-rate Note, maturing serially 1997-1999,
     6.238% at December 31, 1996                              $ 20.0    $ 20.0
     Variable-rate Revolving Credit Agreement expiring 1999,
     7.03% at February 29, 1996                                  -        50.0
     Variable-rate Notes due 1998-2003,
       3.98%-5.90% at December 31, 1996                         22.6      25.1
     Variable rate long-term line of credit expiring 2000,
       6.35% at December 31, 1996                               36.0       -
     Other obligations and capital leases                       26.0      24.4
                                                              ------    ------
                                                               104.6     119.5
     Less - Payments due within one year                         1.3       8.7
                                                              ------    ------
                                                              $103.3    $110.8
                                                              ======    ======
   LIABILITIES SUBJECT TO COMPROMISE:
     9.375% Debentures due 2008                                $75.0    $ 75.0
     8.15% Debentures due 2029                                  50.0      50.0
     8.125%-9.5% Medium-term Notes due 1995-2001,
       8.71% average rate at December 31, 1996                  34.5      34.5
     Variable-rate Notes due 1995-1998,
       6.688%-7.234% at December 31, 1996                       84.8      84.8
     5.55% Japanese Yen Notes due 1998                          26.1      29.1
                                                              ------    ------
                                                              $270.4    $273.4
                                                              ======    ======

       Due to the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code (see Note 4 above), long-term debt of the Debtor Company was reclassified in 1995 to the caption "LIABILITIES SUBJECT TO COMPROMISE" in the table above and in the accompanying consolidated balance sheets. At December 31, 1996, the amount shown under the caption "Long-term debt" in the table above represents long-term debt of the subsidiaries of the Debtor Company.

       At December 31, 1996, the fair value of the long-term debt of the subsidiaries of the Debtor Company approximated the book value of $104.6. The Company is unable to estimate the fair value of the long-term debt of the Debtor Company at December 31, 1996 due to the uncertainty associated with the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code.

       As a result of its filing for protection under Chapter 11 of the Bankruptcy Code, the Debtor Company is in default on its debt agreements.

       Annual aggregate maturities of the long-term debt of the subsidiaries of the Debtor Company are: $1.3 in 1997, $27.2 in 1998, $21.2 in 1999, $37.6 in
2000 and $17.3 thereafter.

       While operating in the Chapter 11 Proceeding, the Debtor Company is prohibited from paying interest on unsecured pre-petition debts of the Debtor Company. Cash paid during the year for interest, net of amounts capitalized, was $7.8 in 1996, $34.5 in 1995 and $40.7 in 1994.


NOTE 11 - CURRENCY RATE DERIVATIVES

       The Company enters into forward exchange contracts primarily to hedge monetary assets and liabilities not denominated in functional currencies. Gains and losses on these contracts are recognized concurrent with the gains and losses from the associated exposures. Forward exchange contracts are shown in the following table.

                                           December 31, 1996                             December 31, 1995
                                 ----------------------------------            -----------------------------------
                                                           Weighted                                       Weighted
                                  Book      Notional       Average               Book      Notional       Average
                                 Value       Amount        Maturity             Value       Amount        Maturity
                                 -----      --------       --------             -----      --------       ---------
Forward exchange contracts:
  -to buy British Pounds        $ 0.4        $ 13.1            *               $ 0.3         $20.6           *
  -to sell British Pounds        (1.3)         53.0            *                (0.1)         10.8           *
  -to buy ECU -                   -             -              -                 -             9.4           *
  -to sell ECU                    2.9         159.6            *                (0.5)         68.0           *
  -to buy German Marks           (0.1)          8.3            *                 -             8.0           *
  -to sell German Marks           -             2.6            *                 -             1.3           *
  -to buy Japanese Yen           (0.3)         11.9            *                (0.1)          2.5           *
  -to sell Japanese Yen           0.5          13.1            *                 0.5          17.2           *
  -to buy other currencies       (0.1)         21.2            *                 0.2          17.6           *
  -to sell other currencies      (0.1)        113.0            *                (0.9)         90.0           *

*Weighted average maturity is less than one year.

       The fair value of forward exchange contracts is estimated by obtaining quotes from brokers. The book values of these instruments approximate fair values.

NOTE 12 - POST EMPLOYMENT BENEFITS

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


                                                                    1996            1995              1994
                                                                    ----            ----              ----
Defined benefit plans:
       Service cost (benefits earned during the period)            $ 24.3           $ 19.5            $ 20.9
       Interest cost on projected benefit obligations                51.3             48.1              43.9
       Actual return on plan assets                                 (56.4)          (110.7)              0.2
       Net amortization                                               4.0              3.6               4.7
       Difference between actual and expected
         return on plan assets                                       11.3             68.3             (40.2)
                                                                   ------           ------            ------
                                                                     34.5             28.8              29.5
                                                                   ------           ------            ------
    Defined contribution and savings plans                           13.7             13.4              12.0
                                                                   ------           ------            ------
                                                                   $ 48.2           $ 42.2            $ 41.5
                                                                   ======           ======            ======


       The following table presents reconciliations of defined benefit plans' funded status with amounts recognized in the Company's consolidated balance sheets as part of other assets and other long-term liabilities. Plans with assets exceeding the accumulated benefit obligation ("ABO") are segregated by column from plans with ABO exceeding assets.

                                                                               December 31,
                                                                           ---------------------

                                                                 1996                               1995
                                                       ------------------------           ------------------------
                                                        Assets            ABO             Assets             ABO
                                                        exceed          exceeds           exceed           exceeds
                                                          ABO           assets              ABO            assets
                                                        ------          -------           ------           -------
       Actuarial present value
         of benefit obligations:
            Vested                                      $482.7           $ 42.6            $459.5           $ 42.3
            Nonvested                                     48.1              5.3              48.3              6.2
                                                        ------           ------            ------           ------

       Accumulated benefit obligation                    530.8             47.9             507.8             48.5
       Provision for future salary increases             115.9             13.2             119.3             15.0
                                                        ------           ------            ------           ------

       Projected benefit obligation                      646.7             61.1             627.1             63.5
       Plan assets at fair value                         640.4              6.7             575.9              8.3
                                                        ------           ------            ------           ------
       Plan assets  less than
         projected benefit obligation                     (6.3)           (54.4)            (51.2)           (55.2)
       Unrecognized net loss (gain)                      (26.7)             7.4              22.1              8.6
       Unrecognized (negative) prior service costs        35.6             (4.0)             38.1             (4.8)
       Unrecognized net transition obligation              5.7              1.3               6.4              1.8
       Additional minimum liability                       (6.5)            (0.3)                -              -
                                                        ------           ------            ------           ------
       Prepaid (accrued) pension cost                   $  1.8           $(50.0)           $ 15.4           $(49.6)
                                                        ======           ======            ======           ======

       The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation for defined benefit plans was 7.9% in 1996 and 7.5% in 1995. The weighted average rate of increase in future compensation levels was determined using an age specific salary scale and was 5.5% in 1996 and 5.5% in 1995. The weighted average expected long-term rate of return on plan assets was 8.5% in 1996 and 1995.

       In addition to providing pension benefits, the Company, primarily in the United States, provides certain health care and life insurance benefits for most retired employees. The cost of providing these benefits to retirees outside the United States is not significant. Net periodic postretirement benefit cost includes the following components:


                                      1996             1995              1994
                                      ----             ----              ----

        Service cost                  $3.6              $3.5            $ 3.4
        Interest cost                 10.1              10.4              9.3
        Amortization of negative
          prior service cost         (14.1)            (14.1)           (13.2)
                                     ------            -----            -----
                                     $(0.4)            $(0.2)           $(0.5)
                                     ======            =====            =====


       The following table presents the accrued postretirement benefit cost recognized in the Company's consolidated balance sheets as part of liabilities subject to compromise.

                                                                     December 31,          December 31,
                                                                         1996                  1995
                                                                     ------------          ------------
           Accumulated postretirement benefit obligation:
             Retirees                                                   $ 73.2                $ 70.3
             Fully eligible, active plan participants                     36.4                  41.9
             Other active plan participants                               28.2                  32.8
                                                                        ------                ------
                                                                         137.8                 145.0
             Unrecognized negative prior service cost                     39.7                  53.8
             Unrecognized net loss                                        (1.2)                (17.4)
                                                                        ------                ------
             Accrued postretirement benefit cost                        $176.3                $181.4
                                                                        ======                ======

       In December 1992, the Company amended its retiree health care benefit plan to require that, beginning in 1994, employees have a certain number of years of service to be eligible for any retiree health care benefit. This amendment resulted in the Company recording an unrecognized negative prior service cost, which is being amortized in the accompanying consolidated statement of operations. The retiree health care plan provides for certain cost-sharing changes which limit the Company's share of retiree health care costs. The Company continues to fund benefit costs on a pay-as-you-go basis with the retiree paying a portion of the costs.

       The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.06% in 1996 and was assumed to decrease gradually to 5.0% in 2004 and remain at that level thereafter. For retirees under age 65, plan features limit the health care cost trend rate assumption to a maximum of 8.0% for years 1994 and later. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 5.5% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by 4.9%.

       The discount rate used in determining the accumulated postretirement benefit obligation was 8.00% at December 31, 1996 and 7.50% at December 31, 1995.

NOTE 13 - RELATED PARTY TRANSACTIONS

       The Company purchased raw materials and services totaling $51.1 in 1996, $49.7 in 1995 and $46.8 in 1994 from Dow Chemical and its affiliates. The Company believes the costs of such purchases were competitive with alternative sources of supply. Other transactions between the Company and related parties were not material.


NOTE 14 - INCOME TAXES

       The components of income (loss) before income taxes are as follows:

                                                         1996             1995             1994
                                                        ------           ------           ------
              U.S. companies                            $387.9           $(126.4)         $(47.2)
              Non-U.S. companies                          21.1             103.5            61.8
                                                        ------           -------          ------
                                                        $409.0           $ (22.9)         $ 14.6
                                                        ======           =======          ======


       The components of the income tax provision (benefit) are as follows:

                                                         1996            1995              1994
                                                        ------          ------            -----
              Current
                    U.S.                                 $ 96.7          $  38.5         $  62.6
                    Non-U.S.                               35.0             52.6            47.5
                                                         ------          -------         -------
                                                          131.7             91.1           110.1
                                                         ------          -------         -------
              Deferred
                    U.S.                                   35.5           (101.8)          (96.0)
                    Non-U.S.                                1.7              1.1            (6.2)
                                                         ------          -------         -------
                                                           37.2           (100.7)         (102.2)
                                                         ------          -------         -------
                                                         $168.9          $  (9.6)        $   7.9
                                                         ======          =======         =======

       The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

                                                                           December 31,           December 31,
                                                                               1996                  1995
                                                                           ------------           -------------

              Implant costs                                                   $392.7               $403.4
              Accruals deductible for tax purposes when paid                    62.1                 70.3
              Postemployment benefits                                           62.4                 67.9
              Basis in inventories                                              25.7                 31.2
              Tax credit and net operating loss carryforwards                    9.0                  4.9
              Other                                                             52.5                 41.2
                                                                              ------               ------
                                                                               604.4                618.9
              Valuation allowance                                               (3.3)                  -
                                                                              ------               ------
                                                                               601.1                618.9
                                                                              ------               ------
              Long term debt                                                   (28.1)                  -
              Property, plant and equipment                                    (40.6)               (54.8)
                                                                              ------               ------
                                                                               (68.7)               (54.8)
                                                                              ------               ------

              Net deferred tax asset                                          $532.4               $564.1
                                                                              ======               ======

       Management believes that it is more likely than not that the net deferred tax asset will be realized. This belief is based on criteria established in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

       At December 31, 1996 income and remittance taxes have not been recorded on $229.6 of undistributed earnings of foreign subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to indefinitely reinvest those earnings. Cash paid during the year for income taxes, net of refunds received, was $142.0 in 1996, $107.4 in 1995 and $62.4 in 1994.

       The income tax provision (benefit) at the effective rate differs from the income tax provision (benefit) at the U.S. federal statutory tax rate in effect during those years for the following reasons:

                                                                            Year ended December 31,
                                                                  -------------------------------------------
                                                                    1996             1995             1994
                                                                    ----             ----             ----
              Income tax provision (benefit)
                  at statutory rate                                $143.1            $(8.0)          $  5.1
                    Foreign taxes, net                               14.0              8.6             10.6
                    Foreign sales corporation                        (8.6)            (5.8)            (3.7)
                    State income taxes                                5.6             (6.2)           (12.6)
                    Accrued expenses                                 14.6               -                -
                    Other, net                                        0.2              1.8              8.5
                                                                   ------            -----            -----
              Income tax provision (benefit)
                  at effective rate                                $168.9            $(9.6)           $ 7.9
                                                                   ======            =====            =====

NOTE 15 - COMMON STOCK

       The outstanding shares of the Company's common stock are held in equal portions by Corning Incorporated and Dow Holdings Inc., a wholly-owned subsidiary of Dow Chemical. There were no changes in outstanding shares during 1996, 1995 or 1994. Per share data is based upon 2,500,000 shares outstanding for all periods.


NOTE 16 - COMMITMENTS AND GUARANTEES

       The Company leases certain real and personal property under agreements which generally require the Company to pay for maintenance, insurance and taxes. Rental expense was $46.3 in 1996, $47.9 in 1995 and $45.5 in 1994. The minimum future rental payments required under noncancelable operating leases at December 31, 1996, in the aggregate are $140.3 including the following amounts due in each of the next five years: 1997 - $43.6, 1998 - $34.0, 1999 - $28.3, 2000 -
$9.7 and 2001 - $7.4.

       The Company has not issued any guarantees of a material nature as of December 31, 1996.

NOTE 17 - INDUSTRY SEGMENT AND FOREIGN OPERATIONS

       The Company's operations are classified as a single industry segment. Financial data by geographic area are presented below:

                                                                  1996             1995              1994
                                                                 ------           ------             -----
              Net sales to customers:
                United States                                    $1,094.3         $1,005.4          $  888.3
                Europe                                              610.1            642.4             554.5
                Asia                                                697.0            725.9             652.0
                Other                                               130.9            119.2             109.8
                                                                 --------         --------          --------
              Net sales                                          $2,532.3         $2,492.9          $2,204.6
                                                                 ========         ========          ========

              Interarea sales:
                United States                                    $  379.0         $  381.4          $  317.6
                Europe                                               53.7             48.7              46.9
                Asia                                                  9.4             10.6               9.5
                Other                                                 3.1              0.5               0.3
                                                                 --------         --------          --------
              Interarea sales                                    $  445.2         $  441.2          $  374.3
                                                                 ========         ========          ========

              Operating profit:
                United States                                    $  455.5         $  410.3          $  338.8
                Europe                                               54.5             51.2              36.0
                Asia                                                 12.3             35.7              53.8
                Other and eliminations                               16.8             13.2              14.2
                                                                 --------         --------          --------
                                                                    539.1            510.4             442.8
                General corporate expenses                         (203.6)          (534.9)           (401.7)
                Unallocated income (expense), net                    73.5              1.6             (26.5)
                                                                 --------         --------          --------
              Income (loss) before income taxes                  $  409.0         $  (22.9)         $   14.6
                                                                 ========         ========          ========
              Identifiable assets:
                United States                                    $1,202.8         $1,040.1          $1,083.0
                Europe                                              627.3            568.6             486.4
                Asia                                                539.0            609.9             593.8
                Other and eliminations                               73.0             43.0              38.9
                                                                 --------         --------          --------
                                                                  2,442.1          2,261.6           2,202.1
                Corporate assets                                  2,672.0          2,696.8           1,891.1
                                                                 --------         --------          --------
              Total assets                                       $5,114.1         $4,958.4          $4,093.2
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

       General corporate expenses include implant costs, certain research and development costs and corporate administrative personnel and facilities costs not specifically identified with a geographic area. Identifiable assets are those operating assets identified with the operations in each geographic area. Corporate assets are principally cash and cash equivalents, marketable securities, anticipated implant insurance receivables, intangible assets, investments accounted for on the equity basis and corporate facilities.

Item 14(c) Exhibit #12

Corning Incorporated and Subsidiary Companies
Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends:
(Dollars in millions, except ratios)

                                                                                         Fiscal Year Ended
                                                                   ------------------------------------------------------------
                                                                   Dec. 31,     Dec. 31,      Jan. 1,      Jan. 2,      Jan. 3,
                                                                     1996         1995         1995         1994         1993
                                                                   --------     --------     --------      -------      -------
Income from continuing operations before taxes on income           $ 487.3      $ 406.1      $ 343.8      $  74.3       $ 156.2
Adjustments:
  Share of earnings (losses) before taxes of 50% owned companies     130.3         95.2         89.0       (137.0)        103.2
  Earnings (losses) before taxes of greater than 50% owned
    unconsolidated subsidiary                                          0.7         (3.1)        (4.0)        (3.1)         (2.1)
  Distributed income of less than 50% owned companies
    and share of loss if debt is guaranteed                                                      2.1          4.5          (4.3)
  Amortization of capitalized interest                                11.8          9.6         13.3         13.0          11.8
  Fixed charges net of capitalized interest                          127.0        102.3        148.5        110.1         103.5
                                                                   -------      -------      -------      -------       -------

Earnings before taxes and fixed charges as adjusted                $ 757.1      $ 610.1      $ 592.7      $  61.8       $ 368.3
                                                                   =======      =======      =======      =======       =======

Fixed charges:
  Interest incurred                                                $  86.7      $  79.7      $  77.5      $  63.3       $  53.1
  Share of interest incurred of 50% owned companies and interest
   on guaranteed debt of less than 50% owned companies                38.7         10.2         60.8         40.9          42.0
  Interest incurred by greater than 50% owned unconsolidated
    subsidiary                                                                      0.7          0.8          0.8           0.9
  Portion of rent expense which represents interest factor            20.1         19.3         17.5         13.4          15.8
  Share of portion of rent expense which represents interest
    factor for 50% owned companies                                     1.4          2.7          9.4          9.1           9.2
  Portion of rent expense which represents interest factor for
    greater than 50% owned unconsolidated subsidiary                                             0.1          0.1           0.1
  Amortization of debt costs                                           3.4          0.9          2.0          1.8           1.5
                                                                   -------      -------      -------      -------       -------

Total fixed charges                                                  150.3        113.5        168.1        129.4         122.6
Capitalized interest                                                 (23.3)       (11.2)       (19.6)       (19.3)        (19.1)
                                                                   -------      -------      -------      -------       -------

Total fixed charges net of capitalized interest                    $ 127.0      $ 102.3      $ 148.5      $ 110.1       $ 103.5
                                                                   =======      =======      =======      =======       =======


Preferred dividends:
  Preferred dividend requirements                                  $  15.7      $  15.7      $   8.2      $   2.1       $   2.2
  Ratio of pre-tax income to income before minority interest
    and equity earnings                                                1.5          1.4          1.5          0.9           1.2
                                                                   -------      -------      -------      -------       -------
  Pre-tax preferred dividend requirement                              23.6         22.0         12.3          1.9           2.6

Total fixed charges                                                  150.3        113.5        168.1        129.4         122.6
                                                                   -------      -------      -------      -------       -------

Fixed charges and pre-tax preferred dividend requirement           $ 173.9      $ 135.5      $ 180.4      $ 131.3       $ 125.2
                                                                   =======      =======      =======      =======       =======

Ratio of earnings to combined fixed charges and preferred
  dividends                                                            4.3x         4.5x         3.3x          -            2.9x
                                                                   =======      =======      =======      =======       =======

Earnings did not cover combined fixed charges and preferred dividends by $69.5 in the fiscal year ended January 2, 1994.

Item 14(c) Exhibit #21

Corning Incorporated and Subsidiary Companies

Subsidiaries of the Registrant as of December 31, 1996 are listed below:


                                                                                                                 Percentage of
                                                                                                            Corp. voting securities
No.                               Name                                                                       owned by (Corp. No.)
-----------------------------------------------------------------------------------------------------------------------------------
1.       Corning Incorporated (New York)
2.       Corning Brasil Industria E Comercio Ltda. (Brazil)                                                      100.00        (1)
3.       Corning Incorporated Foreign Sales Corporation (Virgin Islands)                                          83.34        (1)
                                                                                                                   8.33       (21)
                                                                                                                   8.33       (48)
4.       Corning International Corporation (Delaware)                                                            100.00        (1)
5.       Corning S.A. (France)                                                                                    99.82        (4)
6.       Corning Glass Taiwan Co., Ltd. (Taiwan)                                                                 100.00        (4)
7.       Corning GmbH (Germany)                                                                                  100.00        (4)
8.       Corning (H.K.) Ltd. (Hong Kong)                                                                         100.00        (4)
9.       Wislan S.A. (Uruguay)                                                                                   100.00        (4)
10.      Corning Japan K.K. (Japan)                                                                               78.74        (4)
11.      Corning Limited (United Kingdom)                                                                        100.00        (4)
12.      Acecrest Ltd. (United Kingdom)                                                                          100.00       (11)
13.      Villabrook Ltd. (United Kingdom)                                                                        100.00       (11)
14.      Corning Mexicana, S.A. de C.V. (Mexico)                                                                 100.00        (4)
15.      Teddington Company Ltd. (Bermuda)                                                                       100.00        (4)
16.      Corning International K.K. (Japan)                                                                      100.00        (1)
17.      Nutrisearch Biosystems Limited (United Kingdom)                                                         100.00        (1)
18.      Corning Asahi Corporation (Delaware)                                                                     51.00        (1)
19.      Components Incorporated (Delaware)                                                                      100.00        (1)
20.      Corning Asahi Video Products Company (New York)                                                          51.00        (1)
21.      Corning Consumer Products Company (Delaware)                                                            100.00        (1)
22.      Corning Australia Pty. Limited (Australia)                                                              100.00       (21)
23.      Corning Brasil-Vidros Especiais Ltda. (Brazil)                                                          100.00       (21)
24.      Corning Canada Inc. (Canada)                                                                            100.00       (21)
25.      Corning (Singapore) Pte. Ltd. (Singapore)                                                               100.00       (21)
26.      Iwaki Corning (M) SDN BHD (Malaysia)                                                                     80.00       (25)
27.      Revere Ware Corporation (Delaware)                                                                      100.00       (21)
28.      Corning Costar Corporation (Delaware)                                                                   100.00        (1)
29.      Costar Europe Ltd. (Delaware)                                                                           100.00       (28)
30.      Costar GmbH (Germany)                                                                                   100.00       (28)
31.      Costar International Sales Corporation (Virgin Islands)                                                 100.00       (28)
32.      Costar Italia, s.r.l. (Italy)                                                                           100.00       (28)
33.      Costar/Nuclepore Canada, Inc. (Canada)                                                                  100.00       (28)
34.      Costar UK Ltd. (United Kingdom)                                                                         100.00       (28)
35.      Dominique Dutscher, S.A. (France)                                                                        99.80       (28)
36.      Corning Delaware, L.P. (Delaware)                                                                       100.00        (1)
37.      Corning Europe Inc. (Delaware)                                                                          100.00        (1)
38.      Corning Franklin Health, Inc. (New Jersey)                                                              100.00        (1)
39.      OCWC Corporation (Delaware)                                                                             100.00        (1)
40.      Corning Samco Corporation (Delaware)                                                                    100.00        (1)
41.      Siecor Corporation (Delaware)                                                                            50.00        (1)
42.      Cable Services, Inc. (Delaware)                                                                         100.00       (41)
43.      Siecor Mexico S.A. de C.V. (Mexico)                                                                      99.99       (41)
                                                                                                                    .01       (45)
44.      Siecor Dominican Republic, Inc. (Delaware)                                                              100.00       (41)
45.      Siecor International Corporation (North Carolina)                                                       100.00       (41)


Subsidiaries of the Registrant as of December 31, 1996 are listed below:

                                                                                                                Percentage of
                                                                                                           Corp. voting securities
No.                               Name                                                                      owned by (Corp. No.)
-----------------------------------------------------------------------------------------------------------------------------------
46.      Siecor International Corporation (Virgin Islands)                                                       100.00       (41)
47.      Siecor Puerto Rico, Inc.  (Delaware)                                                                    100.00       (41)
48.      U.S. Precision Lens, Inc. (Ohio)                                                                        100.00        (1)
49.      Corning Korea Company Ltd. (Korea)                                                                      100.00        (4)
50.      Quanterra Incorporated (Delaware)                                                                        81.00        (1)

Companies accounted for under the equity method:

51.      EuroKera S.N.C. (France)                                                                                 50.00        (5)
52.      Keraglass S.N.C. (France)                                                                                50.00        (5)
53.      Samcor Glass Limited (India)                                                                             30.00        (5)
                                                                                                                  10.00        (4)
                                                                                                                   5.00       (69)
54.      Sicover, S.A. (France)                                                                                   50.00        (5)
55.      Siecor GmbH (Germany)                                                                                    50.00        (7)
56.      Siecor GmbH & Co. KG (Germany)                                                                           50.00        (7)
57.      International Hau-Mei Glass Engineering Co., Ltd. (Peoples Republic of China)                            50.00        (4)
58.      Optical Waveguides Australia Pty. Ltd. (Australia)                                                       50.00        (4)
59.      Pittsburgh Corning Europe N.V. (Belgium)                                                                 50.00        (4)
60.      Deutsche Pittsburgh Corning GmbH (Germany)                                                              100.00       (59)
61.      Pittsburgh Corning France SARL (France)                                                                 100.00       (59)
62.      Pittsburgh Corning GmbH (Austria)                                                                       100.00       (59)
63.      Pittsburgh Corning Nederland B.V. (Netherlands)                                                         100.00       (59)
64.      Pittsburgh Corning Scandinavia AB (Sweden)                                                              100.00       (59)
65.      Pittsburgh Corning (Schweiz) A.G. (Switzerland)                                                         100.00       (59)
66.      Pittsburgh Corning (U.K.) Ltd. (United Kingdom)                                                          99.00       (59)
67.      Shanghai Corning Engineering Corporation Ltd. (Peoples Republic of China)                                50.00        (4)
68.      Optical Fibres (United Kingdom)                                                                          50.00       (11)
69.      Samsung Corning Co. Ltd. (Korea)                                                                         50.00        (4)
70.      Samsung Corning Company (Malaysia) SDN BHD                                                               70.00       (69)
71.      Samsung Corning (Deutschland) GmbH (Germany)                                                            100.00       (69)
72.      Tianjin Samsung Corning Co. Ltd. (Peoples Republic of China)                                            100.00       (69)
73.      N-Cor, Ltd. (Japan)                                                                                      50.00       (16)
74.      ACOR Programs, Inc. (Delaware)                                                                           56.00        (1)
75.      CeraMem Separations, Inc. (Delaware)                                                                     23.00        (1)
76.      Cormetech, Inc. (Delaware)                                                                               50.00        (1)
77.      American Video Glass Company (Delaware)                                                                  50.00       (18)
78.      Watkins Glen International, Inc. (New York)                                                              50.00        (1)
79.      Corporate Venture Partners (Delaware)                                                                    26.58        (1)
80.      Samsung Corning Precision Glass Co., Ltd. (Korea)                                                        50.00        (1)
81.      Corsam Glasstec R&D Center (Delaware)                                                                    50.00        (1)
                                                                                                                  50.00       (69)
82.      Doan Associates (Michigan)                                                                               20.00        (1)
83.      Dow Corning Corporation (Michigan)                                                                       50.00        (1)
84.      Eurokera North America, Inc. (Delaware)                                                                  50.00        (1)
85.      Fiber Sensys, Inc. (Oregon)                                                                              46.97        (1)
86.      Molecular Simulations, Inc. (Delaware)                                                                   50.00        (1)
87.      Biosym Technologies, Inc. (California)                                                                  100.00       (86)

Subsidiaries of the Registrant as of December 31, 1996 are listed below:


                                                                                                               Percentage of
                                                                                                          Corp. voting securities
No.                               Name                                                                     owned by (Corp. No.)
-----------------------------------------------------------------------------------------------------------------------------------
88.      Biosym Technologies GmbH (Germany)                                                                      100.00       (87)
89.      Biosym Technologies Ltd. (United Kingdom)                                                               100.00       (87)
90.      Biosym Technologies SARL (France)                                                                       100.00       (87)
91.      MDL Information Systems, Inc. (California)                                                                5.80        (1)
92.      Pittsburgh Corning Corporation (Pennsylvania)                                                            50.00        (1)
93.      U.S. Conec, Ltd. (Delaware)                                                                              50.00       (41)
94.      Iwaki Glass Co., Ltd. (Japan)                                                                             3.00        (4)

As explained on page 19, financial statements of companies accounted for under the equity method, except Dow Corning Corporation, are omitted. Summary financial information on Corning's equity basis companies is included in Note 4 (Investments), appearing on pages 31 and 32, in this Annual Report on Form 10-K.

Item 14(c) Exhibit #23

CONSENT OF INDEPENDENT ACCOUNTANTS


Price Waterhouse LLP


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-8 (Nos. 2-77248, 33-12605, 33-25162, 33-30575, 33-30815, 33-47133, 33-53272, 33-62682, 33-50201,
33-55345, 33-57742, 33-34602, 33-58193, 33-63887, 33-18329 and 33-3036) and Form
S-3 (Nos. 33-40956, 33-44295, 33-49903, 33-53821, 33-56887 and 333-441) of
Corning Incorporated of our report dated January 27, 1997, appearing on page 22 of this Form 10-K and our report relating to the Dow Corning Corporation financial statements dated January 21, 1997, appearing on page 57 of this Form 10-K.


/s/ Price Waterhouse LLP
1177 Avenue of the Americas
New York, New York  10036

March 12, 1997

The following exhibits are included only in copies of the 1996 Annual Report on Form 10-K filed with Securities and Exchange Commission.

                      Exhibit #24                    Powers of Attorney

                      Exhibit #27                    Financial Data Schedule

Copies of these exhibits may be obtained by writing to Mr. A. John Peck Jr., secretary, Corning Incorporated, MP-HQ-E2-10, Corning, New York 14831.