Form 10-Q
period 1997-03-31
CORNING INC /NY
filed 1997-04-28
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997
                               --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

                          Commission file number 1-3247



                              CORNING INCORPORATED
                                  (Registrant)


        New York                                         16-0393470
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


One Riverfront Plaza, Corning, New York                       14831
---------------------------------------            -----------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  607-974-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                                 Yes _X_      No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

229,434,000 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of April 10, 1997.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. FINANCIAL STATEMENTS
----------------------------

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                                            Page
                                                                            ----

Consolidated Statements of Income for the three months
   ended March 31, 1997 and 1996                                               3

Consolidated Balance Sheets at March 31, 1997
   and December 31, 1996                                                       4

Consolidated Statements of Cash Flows for the
   three months ended March 31, 1997 and 1996                                  5

Notes to Consolidated Financial Statements                                     6


The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant or its independent accountants and should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended December 31, 1996.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

                                                             Three Months Ended
                                                            -------------------
                                                            March 31,  March 31,
                                                               1997      1996
                                                            --------   --------
REVENUES
    Net sales                                                $ 945.4    $ 837.6
    Royalty, interest, and dividend income                      10.5        8.0
                                                             -------    -------
                                                               955.9      845.6
DEDUCTIONS
    Cost of sales                                              554.9      517.0
    Selling, general, and administrative expenses              159.4      158.4
    Research and development expenses                           51.1       45.3
    Interest expense                                            25.0       17.7
    Other, net                                                  11.0        7.1
                                                             -------    -------

Income before taxes on income                                  154.5      100.1
Taxes on income                                                 53.3       33.5
                                                             -------    -------
Income before minority interest and
    equity earnings                                            101.2       66.6
Minority interest in earnings of subsidiaries                  (12.6)     (12.2)
Dividends on convertible preferred securities of subsidiary     (3.4)      (3.4)
Equity in earnings of associated companies                       6.8       11.6
                                                             -------    -------

Income from continuing operations                               92.0       62.6
Income from discontinued operations, net of taxes                           9.2
                                                             -------    -------

NET INCOME                                                   $  92.0    $  71.8
                                                             =======    =======

PER COMMON SHARE:
  Continuing operations                                      $  0.40    $  0.27
  Discontinued operations                                                  0.04
                                                             -------    -------

NET INCOME                                                   $  0.40    $  0.31
                                                             =======    =======

DIVIDENDS DECLARED                                           $  0.18    $  0.18
                                                             =======    =======

WEIGHTED AVERAGE SHARES OUTSTANDING                            226.5      227.2
                                                             =======    =======

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares and per-share amounts)

                                                                           March 31,   December 31,
                  ASSETS                                                     1997          1996
                  ------                                                   --------      --------
CURRENT ASSETS
    Cash                                                                   $   32.9      $   51.9
    Short-term investments, at cost, which
      approximates market value                                                74.0         171.3
    Accounts receivable, net of doubtful
      accounts and allowances - $23.0/1997;
      $22.0/year-end 1996                                                     638.3         566.3
    Inventories                                                               538.6         498.5
    Deferred taxes on income and other
      current assets                                                          117.6         130.7
                                                                           --------      --------
         Total current assets                                               1,401.4       1,418.7
                                                                           --------      --------

INVESTMENTS
    Associated companies, at equity                                           301.7         313.8
    Others, at cost                                                            23.8          23.4
                                                                           --------      --------
                                                                              325.5         337.2
                                                                           --------      --------

PLANT AND EQUIPMENT, AT COST, NET OF
    ACCUMULATED DEPRECIATION                                                1,967.6       1,977.7

GOODWILL AND OTHER INTANGIBLE ASSETS,
    NET OF ACCUMULATED AMORTIZATION -
      $91.4/1997; $86.8/year-end 1996                                         322.1         330.4

OTHER ASSETS                                                                  272.9         257.3
                                                                           --------      --------
                                                                           $4,289.5      $4,321.3
                                                                           ========      ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Loans payable                                                          $   48.0      $   53.9
    Accounts payable                                                          177.2         268.9
    Other accrued liabilities                                                 513.3         484.7
                                                                           --------      --------
         Total current liabilities                                            738.5         807.5
                                                                           --------      --------

OTHER LIABILITIES                                                             658.1         646.2
LOANS PAYABLE BEYOND ONE YEAR                                               1,195.1       1,208.5
MINORITY INTEREST IN SUBSIDIARY COMPANIES                                     316.5         310.7
CONVERTIBLE PREFERRED SECURITIES OF
   SUBSIDIARY                                                                 365.1         365.1
CONVERTIBLE PREFERRED STOCK                                                    21.7          22.2
COMMON STOCKHOLDERS' EQUITY
    Common stock, including excess over par value and other capital -
      Par value $0.50 per share; Shares authorized: 500 million;
      Shares issued: 261.3 million/1997 and 261.0 million/year-end 1996       590.6         566.0
    Retained earnings                                                       1,074.3       1,024.0
    Less cost of 31.9 million/1997 and 32.3 million/year-end 1996 shares
      of common stock in treasury                                            (687.1)       (672.5)
    Cumulative translation adjustment                                          16.7          43.6
                                                                           --------      --------
         Total common stockholders' equity                                    994.5         961.1
                                                                           --------      --------
                                                                           $4,289.5      $4,321.3
                                                                           ========      ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                                           Three Months Ended
                                                                          --------------------
                                                                          March 31,  March 31,
                                                                             1997      1996
                                                                            ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $ 92.0    $ 71.8
    Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
      Income from discontinued operations                                               (9.2)
      Depreciation and amortization                                           87.5      71.9
      Equity in earnings of associated companies less than (in excess of)
        dividends received                                                     0.6     (10.8)
      Minority interest in earnings of subsidiaries
        in excess of dividends paid                                            6.8       6.4
      Gain on disposition of properties and investments                       (2.1)     (8.0)
      Deferred tax benefit                                                   (14.9)    (15.5)
      Other                                                                   23.8      14.9
   Changes in operating assets and liabilities:
      Accounts receivable                                                    (72.2)    (14.1)
      Inventory                                                              (53.7)    (45.2)
      Deferred taxes and other current assets                                 (5.5)      8.2
      Accounts payable and other current liabilities                         (50.8)    (36.4)
                                                                            ------    ------
         NET CASH PROVIDED BY OPERATING ACTIVITIES
            OF CONTINUING OPERATIONS                                          11.5      34.0
                                                                            ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to plant and equipment                                          (86.8)    (77.4)
   Acquisitions of businesses, net                                                     (15.1)
   Net proceeds from disposition of properties and investments                32.9       0.1
   (Increase) decrease in long-term investments                               (0.1)      2.2
   Other, net                                                                  0.1      (1.9)
                                                                            ------    ------
         NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING
            OPERATIONS                                                       (53.9)    (92.1)
                                                                            ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of loans                                                     114.0
   Repayments of loans                                                       (14.8)    (20.4)
   Proceeds from issuance of common stock                                      8.1       5.6
   Repurchases of common stock                                               (10.5)     (6.7)
   Dividends paid                                                            (41.7)    (41.5)
                                                                            ------    ------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
            OF CONTINUING OPERATIONS                                         (58.9)     51.0
                                                                            ------    ------

Effect of exchange rates on cash                                               3.5      (1.3)
                                                                            ------    ------
Effect of accounting calendar change on cash                                           (17.5)
                                                                            ------    ------
Cash used in discontinued operations                                         (18.5)    (61.8)
                                                                            ------    ------
Net change in cash and cash equivalents                                     (116.3)    (87.7)
Cash and cash equivalents at beginning of year                               223.2     187.6
                                                                            ------    ------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                 $106.9    $ 99.9
                                                                            ======    ======

SUPPLEMENTAL DATA:
Income taxes paid (refunded), net                                           $(42.3)   $ 11.3
                                                                            ======    ======

Interest paid                                                               $ 33.7    $ 34.5
                                                                            ======    ======

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Earnings per common share are computed by dividing net income less dividends on Series B preferred stock by the weighted average number of common shares outstanding during each period. Series B preferred dividends amounted to $0.4 million and $0.5 million in the first quarters of 1997 and 1996, respectively. The weighted average number of common shares outstanding for the first quarter was 226.5 million and 227.2 million for 1997 and 1996, respectively. The weighted average number of common shares outstanding for earnings per share calculations does not include shares held by the Corning Stock Ownership Trust which totaled 2.5 million and 2.4 million shares in the first quarter of 1997 and 1996, respectively. Common stock equivalents are not included in the earnings per share computation because they do not result in material dilution.

     Common dividends of $41.3 million were declared in the first quarter 1997, compared with $41.0 million for the same period in 1996.

(2) In February 1997, Corning sold its Serengeti eyewear business for approximately $28 million. In March 1996, Corning sold substantially all of its equity investment in CALP S.p.A. for approximately $28 million. The gains recognized on these transactions were not material.

(3) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                       March 31,    December 31,
                                                         1997          1996
                                                        ------        ------
Finished goods                                          $243.9        $223.0
Work in process                                          171.9         156.7
Raw materials and accessories                             98.0         104.5
Supplies and packing materials                            69.6          64.5
                                                        ------        ------
Total inventories valued at current cost                 583.4         548.7
Reduction to LIFO valuation                              (44.8)        (50.2)
                                                        ------        ------
                                                        $538.6        $498.5
                                                        ======        ======

(4) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                                     March 31,      December 31,
                                                       1997            1996
                                                     --------        --------
Land                                                 $   53.1        $   54.2
Buildings                                               806.4           810.4
Equipment                                             2,951.9         2,906.3
Accumulated depreciation                             (1,843.8)       (1,793.2)
                                                     --------        --------
                                                     $1,967.6        $1,977.7
                                                     ========        ========


(5) On December 31, 1996, Corning completed a strategic repositioning by distributing all of the shares of Quest Diagnostics Incorporated and Covance Inc. (the Distributions) to its shareholders on a pro rata basis. Corning's results for 1996 report Quest Diagnostics and Covance as discontinued operations. Income from discontinued operations net of income taxes of $11.3 million totaled $9.2 million, or $0.04 per share, for the first quarter 1996.

     As described in Note 18 to Corning's 1996 consolidated financial statements included in its Annual Report on Form 10-K, Corning has agreed to indemnify Quest Diagnostics on an after-tax basis, for the settlement of certain governmental claims and certain other claims that were pending at December 31, 1996. Coincident with the Distributions, Corning recorded a payable to Quest Diagnostics of approximately $25 million which is equal to management's best estimate of amounts which are probable of being paid by Corning to Quest Diagnostics to satisfy the remaining indemnified claims on an after-tax basis.

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

ITEM 2.
-------

                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

                              Results of Operations
                              ---------------------


Net sales for the first quarter 1997 totaled $945.4 million, an increase of 13% compared with first quarter 1996 sales due primarily to continued volume gains in the Communications segment. Net income increased 47% to $92 million for the first quarter 1997 compared to $62.6 million from continuing operations for the first quarter 1996. Earnings per share increased 48% to $0.40 per share compared to $0.27 per share from continuing operations for the first quarter 1996. The increase in earnings reflects continued strong performance in the Communications segment and improved results in the Specialty Materials and Consumer Products segments.

Segment overview
----------------

Sales and earnings in the Communications segment increased significantly in the first quarter 1997 due primarily to continued volume gains in the optical-fiber, optical-cable, and photonic-technologies (formerly the optical-components products business) businesses. Sales and earnings in the information-display business also increased due to volume gains in the conventional-video components and advanced-display products businesses.

Sales in the Specialty Materials segment were flat when compared with the same period last year. Segment earnings increased significantly as a result of modest manufacturing efficiency gains achieved by most of the businesses in this segment and the improved performance of Quanterra.

Sales in the Consumer Products segment decreased slightly in the first quarter due to the planned reduction in the number of stock-keeping units it provides. Segment sales were also impacted by the sale of the Serengeti eyewear business during the first quarter. Earnings increased significantly reflecting the benefit of manufacturing efficiency gains and cost-reduction programs in the consumer housewares business.

Equity in Earnings
------------------

First quarter 1997 equity in earnings of associated companies totaled $6.8 million, a decrease from $11.6 million in the same period last year. The decline in equity earnings reflects lower earnings at Samsung Corning Co. Ltd. and costs associated with new equity ventures, including the start up of American Video Glass Company and Samsung Corning Precision Glass Co. Ltd., which more than offset continued strong performance by the optical fiber equity companies and Eurokera.

Taxes on Income
---------------

Corning's effective tax rate for continuing operations was 34.5% for the first quarter of 1997 and 33.5% for the first quarter of 1996. The higher 1997 rate was due to a higher percentage of Corning's earnings resulting from consolidated entities with higher effective tax rates.

                         Liquidity and Capital Resources
                         -------------------------------

Corning's working capital increased from $611.2 million at the end of 1996 to $662.9 million at March 31, 1997. The ratio of current assets to current liabilities was 1.9 at the end of the first quarter 1997 compared to 1.8 at year-end 1996. Corning's long-term debt as a percentage of total capital was 41% at the end of the first quarter 1997 compared to 42% at year-end 1996.

Cash and short-term investments declined from year-end 1996 by $116.3 million primarily due to investing and financing activities which used cash of $53.9 million and $58.9 million, respectively, offset by operating activities which provided cash of $11.5 million. Net cash provided by operating activities decreased in the first quarter 1997 compared to the same period in 1996 as increased earnings were more than offset by an increase in cash used for working capital. Net cash used in investing activities decreased in the first quarter 1997 reflecting an increase in capital spending offset by proceeds from the disposition of properties and investments. Corning used cash in financing activities in the first quarter 1997 as a result of dividend payments, repurchases of common stock and net repayment of loans. Financing activities provided cash in the first quarter 1996 as net proceeds from loans were higher than dividend payments and repurchases of common stock. Cash used in discontinued operations totaled $18.5 million and $61.8 million in 1997 and 1996, respectively. Cash used by discontinued operations in 1997 was primarily due to payments of transaction costs associated with the December 31, 1996 Distributions of Quest Diagnostics and Covance.

New Accounting Pronouncement
----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" (FAS 128), which establishes standards for computing and presenting earnings per share (EPS). FAS 128 requires presentation of both EPS and diluted EPS. FAS 128 will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The EPS calculation under FAS 128 will not differ from Corning's current EPS calculation under the provisions of Accounting Principles Board Opinion No. 15 (APB 15). Diluted EPS will require Corning to give effect to all potentially dilutive securities. Corning's dilutive securities include its stock options, convertible monthly income preferred securities and convertible preferred stock. Historically, the effect of dilutive securities has not been material. The future effect of dilutive securities could be impacted by several factors, including Corning's stock price and earnings levels. Under the provisions of APB 15, Corning could be required to disclose diluted EPS as soon as the second quarter of 1997.

"Safe Harbor" Statement under the Private Securities
----------------------------------------------------
Litigation Reform Act of 1995
-----------------------------

The statements in this Form 10-Q which are not historical facts or information are forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause the outcome to be materially different. Forward-looking statements include, but are not limited to, global economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, costs reductions, availability and costs of critical materials, new product development and commercialization, manufacturing capacity, facility expansions and new plant start-up costs, the effect of regulatory and legal developments, capital resource and cash flow activities, capital spending, equity company activities, interest costs, divestiture activity, the rate of technology change, ability to enforce patents and other risks detailed in Corning's 1996 Form 10-K.

                           Part II - Other Information
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $21 million for its estimated liability for environmental cleanup and litigation at March 31, 1997.

Breast-implant Litigation. Dow Corning Bankruptcy: On May 15, 1995, Dow Corning Corporation sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The effect of the bankruptcy, which is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan), is to stay the prosecution against Dow Corning of the 45 purported breast-implant product liability class action lawsuits and its approximately 19,000 breast-implant product liability lawsuits. In June 1995 Dow Corning and its shareholders (Corning and The Dow Chemical Company) attempted to remove various state court implant lawsuits against itself and its shareholders to federal court, and to transfer these cases to the United States District Court for the Eastern District of Michigan, Southern District (the "Michigan Federal Court"). The transfer motion also contemplated a trial of the consolidated, transferred cases on the "common issue" of whether silicones cause diseases as alleged by plaintiffs. On September 12, 1995 Judge Hood of the Michigan Federal Court issued an order granting the motion to transfer the Dow Corning cases to federal court, but denying the motion to the extent it requested the transfer of cases against Dow Corning's shareholders to her court. Judge Hood also denied the motion for the purpose of holding one causation trial prior to the estimation process by the Bankruptcy Court, but without prejudice to subsequent motions for one or more such trials to assist in the bankruptcy estimation process. Judge Hood's order refusing to transfer to the Eastern District of Michigan the cases "related to" the Dow Corning case was reversed by the Sixth Circuit and remanded to Judge Hood to determine whether the District Court should abstain from hearing the cases. Judge Hood again refused to transfer the "related to" cases, and her action has again been appealed. Oral argument of the appeal was held on April 24, 1997.

On December 2, 1996, Dow Corning filed its Plan of Reorganization in the bankruptcy. The Plan contemplates a common issues trial to resolve the question of whether or not silicones cause disease and whether a significant fund is needed to resolve disease claims. The Plan also contemplates that the shareholders will retain their shares in Dow Corning and receive a release from all breast implant claims.

On January 10, 1997, the Tort Claimants Committee and the Commercial Creditors Committee filed a joint motion to modify Dow Corning's exclusivity with respect to filing a plan of reorganization, requesting the right to file their own competing plan. A hearing on the Joint Committees' Motion to Modify Exclusivity was heard during April 1997. No order has yet been issued.

On April 7, 1997, Dow Corning filed in the Bankruptcy Court an Omnibus Objection to all claims in the bankruptcy to the extent based on the alleged causation of disease by silicones, and a Motion for Summary Judgment on its Omnibus Objection. Simultaneously, Dow Corning filed a Motion to the Chief Judge of the U.S. Court of Appeals for the Sixth Circuit for a Certificate of Necessity Pursuant to 28 U.S.C. ss.292(d) requesting the assignment of Judge Pointer to the Eastern District of Michigan for the purpose of facilitating the adjudication of disease causation issues arising out of Dow Corning's Omnibus Disease Objection. Hearing dates on these motions have not yet been set.

Implant Tort Lawsuits: Despite the bankruptcy filing of Dow Corning, Corning continues to be a defendant in two types of cases previously reported involving the silicone-gel breast implant products or materials formerly manufactured or supplied by Dow Corning or a Dow Corning subsidiary. These cases include (1) several purported federal securities class action lawsuits and shareholder derivative lawsuits filed against Corning by shareholders of Corning alleging, among other things, misrepresentations and omissions of material facts, breach of duty to shareholders and waste of corporate assets relative to the silicone-gel breast implant business conducted by Dow Corning and (2) multiple lawsuits filed in various federal and state courts against Corning and others (including Dow Corning) by persons claiming injury from the silicone-gel breast implant products or materials formerly manufactured by Dow Corning or a Dow Corning subsidiary. Several of such suits have been styled as class actions and others involve multiple plaintiffs.

As of March 31, 1997, Corning had been named in approximately 11,400 state and federal tort lawsuits. More than 4,300 tort lawsuits filed against Corning in federal courts were consolidated in the United States District Court, Northern District of Alabama. On April 25, 1995 that District Court issued a final order dismissing Corning from those federal, consolidated breast-implant cases and plaintiffs appealed. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal of that order. Certain state court tort cases against Corning were also consolidated in various states for the purposes of discovery and pretrial matters. During 1994, 1995, 1996 and 1997, Corning made several motions for summary judgment in state courts and judges have dismissed Corning from over 6,407 tort cases filed in California, Connecticut, Illinois, Indiana, Louisiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee and Dallas, Harris and Travis Counties in Texas, some of which are on appeal. Corning's motions seeking dismissal remain pending, and continue to be filed, in various other states. In certain Texas tort cases, Dow Chemical and Corning have each filed cross claims against each other and against Dow Corning. In late 1996, Dow Chemical filed cross claims against Corning in the Louisiana state implant class action. On February 21, 1997, the Louisiana judge dismissed Dow Chemical's and the plaintiffs' claims against Corning.

Quest Diagnostics: Government Investigations and Related Claims. On December 31, 1996, Corning completed the spin-off of its health care services businesses by the distribution to its shareholders of the Common Stock of Quest Diagnostics Incorporated ("Quest Diagnostics") and Covance Inc. ("Covance"). In connection with these distributions, Quest Diagnostics assumed financial responsibility for the liabilities related to the clinical laboratory business and Covance assumed financial responsibility for the liabilities related to the contract research business. Corning agreed to indemnify Quest Diagnostics against all monetary penalties, fines or settlements for any governmental claims arising out of alleged violations of applicable federal fraud and health care statutes and relating to billing practices of Quest Diagnostics and its predecessors that were pending at December 31, 1996. Corning also agreed to indemnify Quest Diagnostics for 50% of the aggregate of all judgment or settlement payments made by Quest Diagnostics that are in excess of $42.0 million in respect of claims by private parties (i.e., nongovernmental parties such as private insurers) that relate to indemnified or previously settled governmental claims and that allege overbillings by Quest Diagnostics, or any existing subsidiaries of Quest Diagnostics, for services provided prior to December 31, 1996; provided, however, such indemnification is not to exceed $25.0 million in the aggregate and that all amounts indemnified against by Corning for the benefit of Quest Diagnostics are to be calculated on a net after-tax basis. Such indemnification does not cover (i) any governmental claims that arise after December 31, 1996 pursuant to service of subpoena or other notice of such investigation after December 31, 1996, (ii) any nongovernmental claims unrelated to the indemnified governmental claims or investigations, (iii) any nongovernmental claims not settled prior to December 31, 2001, (iv) any consequential or incidental damages relating to the billing claims, including losses of revenues and profits as a consequence of exclusion for participation in federal or state health care programs or (v) the fees and expenses of litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a)  Exhibits

          See the Exhibit Index which is located on page 14.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated January 13, 1997, filed in connection with the Distributions of Corning's health care services business.

          A report on Form 8-K dated January 27, 1997, filed in connection with the Registrant's medium-term notes facility. The Registrant's fourth quarter earnings press release of January 27, 1997 was filed as an exhibit to this Form 8-K.

Other items under Part II are not applicable.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                              CORNING INCORPORATED
                                    -----------------------------------------
                                                  (Registrant)





April 28, 1997                                /s/ ROGER G. ACKERMAN
--------------                      -----------------------------------------
Date                                            Roger G. Ackerman
                                      Chairman and Chief Executive Officer





April 28, 1997                                 /s/ VAN C. CAMPBELL
--------------                      -----------------------------------------
Date                                            Van. C. Campbell
                                    Vice Chairman and Chief Financial Officer





April 28, 1997                               /s/ KATHERINE A. ASBECK
--------------                      -----------------------------------------
Date                                           Katherine A. Asbeck
                                            Chief Accounting Officer

                              CORNING INCORPORATED
                              --------------------

                                  EXHIBIT INDEX
                                  -------------

                     This exhibit is numbered in accordance
               with Exhibit Table I of item 601 of Regulation S-K


                                                                   Page number
                                                                   in manually
Exhibit #                   Description                          signed original
---------                   -----------                          ---------------

   12                 Computation of ratio of
                    earnings to combined fixed
                 charges and preferred dividends                       15