Form 10-Q
period 1997-06-30
CORNING INC /NY
filed 1997-07-29
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        JUNE 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

                          Commission file number 1-3247


                              CORNING INCORPORATED
                      -------------------------------------
                                  (Registrant)


                New York                            16-0393470
          ---------------------------------------------------------------
        (State of incorporation)       (I.R.S. Employer Identification No.)


  One Riverfront Plaza, Corning, New York                  14831
------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  607-974-9000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                         Yes   X      No ____
                             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

230,742,218 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of July 15, 1997.

                         PART I - FINANCIAL INFORMATION
                -------------------------------------------------


ITEM 1. FINANCIAL STATEMENTS
-----------------------------------------------

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page
                                                              -----

 Consolidated Statements of Income for the six months and
   three months ended June 30, 1997 and 1996                    3

 Consolidated Balance Sheets at June 30, 1997 and
   December 31, 1996                                            4

 Consolidated Statements of Cash Flows for the six months
   ended June 30, 1997 and 1996                                 5

 Notes to Consolidated Financial Statements                     6


The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant and should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended December 31, 1996.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)


                               6 Months Ended 6/30,     3 Months Ended 6/30,
                               --------------------      --------------------
                                  1997      1996         1997       1996
                               ---------  --------      -----     -------

Revenues
 Net sales                      $1,976.5   $1,751.3  $1,031.1   $ 913.7
 Royalty, interest, and
    dividend income                 20.0       15.0       9.5       7.0
                                --------   --------  ---------  -------
                                 1,996.5    1,766.3   1,040.6     920.7

Deductions
 Cost of sales                  1,148.0    1,085.7     593.1      568.7
 Selling, general and
    administrative expenses       331.1      306.8     171.7      148.4
 Research and development
    expenses                      104.6       90.2      53.5       44.9
 Interest expense                  48.3       36.0      23.3       18.3
 Other, net                        15.8       11.2       4.8        4.1
                                -------    -------   -------    -------

Income from continuing
   operations before taxes
   on income                      348.7      236.4     194.2      136.3
Taxes on income from
   continuing operations          120.3       79.2      67.0       45.7
                                 -------     -------   -------    ------
Income from continuing
   operations before minority
   interest and equity earnings   228.4      157.2     127.2       90.6
Minority interest in earnings
   of subsidiaries                (33.5)     (28.0)    (20.9)     (15.8)
Dividends on convertible
   preferred securities of
   subsidiary                      (6.9)      (6.9)     (3.5)      (3.5)
Equity in earnings of
   associated companies            31.0       34.1      24.2       22.5
                                --------    -------   -------    -------

Income from continuing
   operations                     219.0      156.4     127.0       93.8
Loss from discontinued
   operations,net of income
   taxes                                     (47.6)               (56.8)
                                ------     -------   ------     -------

Net Income                      $ 219.0    $ 108.8   $ 127.0    $  37.0
                                ========   ========  ========  ========

Earnings Per Common Share:
 Continuing operations          $  0.96    $   0.68  $   0.56   $  0.41
 Discontinued operations                      (0.21)              (0.25)
                                 ------     -------   ------    --------

                                $  0.96    $   0.47  $   0.56   $  0.16
                                ========   ========  ========  ========

 Assuming Dilution:
   Continuing operations        $  0.92    $   0.67  $   0.53   $  0.40
   Discontinued operations                    (0.19)              (0.23)
                                -------    --------  -------   --------
                                $  0.92    $   0.48  $   0.53   $  0.17
                                ========   ========  ========   ========

Dividends Declared              $  0.36    $   0.36  $   0.18   $  0.18
                                ========   ========   =======  ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares and per-share amounts)

                                                   June 30,  December 31,
                    ASSETS                           1997        1996
                    ------                         --------   -----------
CURRENT ASSETS
 Cash                                              $  60.2      $   51.9
 Short-term investments, at cost, which
   approximates market value                          80.1         171.3
 Accounts receivable, net of doubtful
   accounts and allowances - $20.8/1997;
   $22.0/year-end 1996                               623.3         566.3
 Inventories                                         582.1         498.5
 Deferred taxes on income and other
   current assets                                    124.5         130.7
                                                   --------      -------
     Total current assets                          1,470.2       1,418.7
                                                   --------      -------
INVESTMENTS
 Associated companies, at equity                     304.7         313.8
 Others, at cost                                      17.0          23.4
                                                  --------      -------
                                                     321.7         337.2
                                                    -------      -------

PLANT AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                          2,060.2       1,977.7

GOODWILL AND OTHER INTANGIBLE ASSETS,
 NET OF ACCUMULATED AMORTIZATION -
   $97.5/1997; $86.8/year-end 1996                   369.9         330.4

OTHER ASSETS                                         288.3         257.3
                                                   -------      --------
                                                   $4,510.3     $4,321.3
                                                   ========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
 Loans payable                                     $ 134.3      $   53.9
 Accounts payable                                    162.8         268.9
 Other accrued liabilities                           522.7         484.7
                                                   -------      --------
     Total current liabilities                       819.8         807.5
                                                   --------    ---------

OTHER LIABILITIES                                    669.1         646.2
LOANS PAYABLE BEYOND ONE YEAR                      1,160.8       1,208.5
MINORITY INTEREST IN SUBSIDIARY COMPANIES            338.5         310.7
CONVERTIBLE PREFERRED SECURITIES OF
 SUBSIDIARY                                          365.1         365.1
CONVERTIBLE PREFERRED STOCK                           21.1          22.2
COMMON STOCKHOLDERS' EQUITY
 Common stock, including excess over
    par value and other capital - Par value
    $0.50 per share; Shares authorized:
    500 million; Shares issued: 262.8 million/1997
    and 261.0 million/year-end 1996                  660.1         566.0
 Retained earnings                                 1,159.4       1,024.0
 Less cost of 32.2 million/1997 and
    32.3 million/year-end 1996 shares
    of common stock in treasury                     (703.5)       (672.5)
 Cumulative translation adjustment                    19.9          43.6
                                                  --------      -------
     Total common stockholders' equity             1,135.9         961.1
                                                   --------     --------
                                                   $4,510.3     $4,321.3
                                                   =========   =========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
                                                  Six Months Ended June 30,
                                                   -------------------------
                                                     1997        1996
                                                   -------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $ 219.0      $  108.8
 Adjustments to reconcile net income to
    net cash provided by operating
   activities from continuing operations:
   Loss from discontinued operations                                47.6
   Depreciation and amortization                     169.1         141.8
   Equity in earnings of associated companies
     in excess of dividends received                  (2.4)        (11.1)
   Minority interest in earnings of subsidiaries
      in excess of dividends paid                     27.7          15.8
   Gain on disposition of properties and investments (12.7)         (7.4)
   Deferred tax benefit                              (16.8)        (22.0)
   Other                                              46.2          (7.7)
 Changes in operating assets and liabilities:
   Accounts receivable                               (46.7)        (56.1)
   Inventory                                         (88.1)        (72.1)
   Deferred taxes and other current assets           (22.4)          2.1
   Accounts payable and other current liabilities    (59.6)        (23.4)
                                                   --------     --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES OF
        CONTINUING OPERATIONS                        213.3         116.3
                                                   -------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant and equipment                   (243.5)       (224.7)
 Acquisitions of businesses, net                     (32.0)        (15.1)
 Net proceeds from disposition of properties
   and investments                                    51.8          31.4
 Increase in long-term investments                    (4.3)         (2.5)
 Other, net                                           (0.5)          7.5
                                                   --------     --------

NET CASH USED IN INVESTING ACTIVITIES OF
        CONTINUING OPERATIONS                       (228.5)       (203.4)
                                                   --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                      54.0         271.6
 Repayments of loans                                 (20.3)        (58.6)
 Proceeds from issuance of common stock               25.5          12.6
 Repurchases of common stock                         (28.0)        (12.6)
 Dividends paid                                      (83.6)        (83.3)
                                                   --------     --------

NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES OF CONTINUING OPERATIONS               (52.4)        129.7
                                                     ------      -------

Effect of exchange rates on cash                       3.2          (1.5)
                                                    -------     --------
Effect of accounting calendar change on cash                       (17.5)
                                                   -------      --------
Cash used in discontinued operations                 (18.5)        (89.0)
                                                   --------      --------
Net change in cash and cash equivalents              (82.9)        (65.4)
Cash and cash equivalents at beginning of year       223.2         187.6
                                                   --------     --------

CASH AND CASH EQUIVALENTS AT END OF QUARTER        $ 140.3      $  122.2
                                                   =========   =========

SUPPLEMENTAL DATA:
Income taxes paid, net                             $  43.0      $   81.7
                                                   =========   =========

Interest paid                                      $  50.1      $   52.6
                                                   =========   =========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Earnings per common share are computed by dividing net income less dividends on Series B convertible preferred stock by the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the second quarter and first half of 1997 was 227.8 million and 227.2 million, respectively, and 227.3 million for both periods in 1996. Series B preferred dividends amounted to $0.4 million and $0.8 million in the second quarter and first half of 1997, respectively, and $0.5 million and $1.0 million, respectively, for the same periods in 1996.

     Earnings per common share assuming dilution are computed by dividing net income plus dividends on convertible preferred securities of subsidiary by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and adjusted for dilutive common shares assumed to be issued on conversion of Corning's convertible securities. The shares used in computing earnings per share assuming dilution for the second quarter and first half of 1997 were
     245.6 million and 244.4 million, respectively, and 239.4 million and
     239.1 million, respectively, for the same periods in 1996.

     Common dividends of $41.5 million and $82.8 million were declared in the second quarter and first half of 1997, respectively, compared with $41.4 million and $82.4 million for the same periods in 1996.

(2) In April, 1997, Corning acquired 100% of the stock of Optical Corporation of America (OCA) for a total purchase price of approximately $70 million. The consideration was comprised of approximately 950,000 shares of Corning restricted stock and options and $32 million of cash. The acquisition was recorded under the purchase method of accounting. The results of operations of OCA are included in the consolidated financial statements from the date of acquisition. The excess cost over the fair value of net tangible assets acquired is approximately $52 million and is being amortized over periods of up to 20 years.

(3) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                   June 30,  December 31,
                                                     1997        1996
                                                  --------     ---------

     Finished goods                                $ 263.0       $ 223.0
     Work in process                                 196.9         156.7
     Raw materials and accessories                    96.1         104.5
     Supplies and packing materials                   70.9          64.5
                                                   --------      --------

     Total inventories valued at current cost        626.9         548.7
     Reduction to LIFO valuation                     (44.8)        (50.2)
                                                    -------      -------

                                                   $ 582.1       $ 498.5
                                                   ========      =======

(4) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                                   June 30,  December 31,
                                                     1997        1996
                                                  --------    ----------
     Land                                          $  54.0       $  54.2
     Buildings                                       822.3         810.4
     Equipment                                     3,091.7       2,906.3
     Accumulated depreciation                      (1,907.8)     (1,793.2)
                                                   --------      ---------

                                                   $2,060.2      $1,977.7
                                                   ========       =======

(5) On December 31, 1996, Corning completed a strategic repositioning of the company by distributing all of the shares of Quest Diagnostics Incorporated and Covance Inc. (the Distributions) to its shareholders on a pro rata basis. Corning's results for 1996 report Quest Diagnostics and Covance as discontinued operations. The loss from discontinued operations in the second quarter of 1996 was $56.8 million, or $0.25 per share, and included income taxes of $36.6 million. The loss from discontinued operations also included a charge for the estimated costs related to the Distributions and a charge to increase reserves for government claims, offset by the estimated results of Quest Diagnostics and Covance from April 1, 1996, through December 31, 1996. The loss from discontinued operations in the first half of 1996 was $47.6 million, or $0.21 per share, and included income taxes of $47.9 million.

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

ITEM 2.
----------

                     Management's Discussion and Analysis of
               ---------------------------------------------------
                  Financial Condition and Results of Operations
             -------------------------------------------------------

                              Results of Operations
                           --------------------------



Net sales for the second quarter 1997 totaled $1.0 billion, an increase of 13% compared with second quarter 1996 sales. Net sales for the first half 1997 totaled $2.0 billion, also an increase of 13% compared with the first half 1996 sales. The increase in sales in the second quarter and first half 1997 was due primarily to continued volume gains in the Communications segment.

Net income increased 35% to $127 million for the second quarter 1997 compared with $93.8 million from continuing operations for the second quarter 1996. Net income increased 40% to $219 million for the first half 1997 compared with $156.4 million from continuing operations for the same period in 1996.
Earnings per share increased 37% to $0.56 per share for the second quarter 1997 compared with $0.41 per share from continuing operations for the second quarter 1996. Earnings per share increased 41% to $0.96 in the first half 1997 compared to $0.68 per share from continuing operations for the same period in 1996. The increase in earnings in the second quarter and first half 1997 was due primarily to continued strong performance in the Communications segment and improved results in the Consumer Products segment.

Segment overview
----------------------

Sales and earnings in the Communications segment increased significantly in both the second quarter and first half 1997 due to strong growth in the optical-fiber, optical-cable and photonic-technologies businesses, and improvement in the information-display businesses. Sales increased significantly in the second quarter and first half 1997 reflecting substantial volume gains in both the optical-fiber business, due to strong demand and increased capacity, and in the photonic-technologies business. Earnings in the optical-fiber business were up in the second quarter and first half 1997 due to increased volume and manufacturing efficiencies. Sales and earnings in the information display businesses also increased significantly in the second quarter and first half 1997 due to volume gains in all businesses. Earnings in the second quarter and first half also reflect improved manufacturing efficiencies over the same periods in 1996 which were adversely impacted by expansion-related inefficiencies.

Sales in the Specialty Materials segment were down slightly in the second quarter and first half 1997 as volume gains in the advanced-materials business, driven by high purity fused silica glass for the semiconductor industry, were more than offset by declines in environmental-products and optical-products businesses due to market softness. The environmental-products business was also impacted by employee strikes at U.S. and Korean automobile manufacturers. Segment earnings were flat in the second quarter 1997 as the volume gain in the advance-materials business was offset by the earnings decline in environmental-products and optical-products businesses from lower sales. Earnings in the first half of 1997 were up due to manufacturing efficiencies achieved by most businesses in this segment and improvement at Quanterra.

Sales in the Consumer Products segment decreased in the second quarter and first half of 1997 due to the sale of the Serengeti eyewear business in the first quarter 1997. Excluding the impact of the sale of the Serengeti eyewear business, segment sales in the second quarter and first half of 1997 decreased slightly due to the planned reduction in the number of stock-keeping units the consumer housewares business provides. Earnings increased significantly in the second quarter and first half 1997 reflecting the benefit of manufacturing efficiencies and cost-reduction programs in the consumer housewares business.

Corning announced on May 5, 1997, that it is exploring the divestiture of its worldwide consumer housewares business. Management expects to complete a transaction by year end 1997. Corning intends to use proceeds from the anticipated divestiture of its consumer housewares business to invest for future growth in its communications, environmental-products and advanced-materials businesses, and to improve its balance sheet.

Equity in Earnings
----------------------

Second quarter 1997 equity in earnings of associated companies totaled $24.2 million, a slight increase from $22.5 million in the same period last year. First half 1997 equity in earnings of associated companies totaled $31 million, a slight decrease from $34.1 million in the same period last year. Equity in earnings of associated companies for the second quarter and first half of 1997 reflects increased earnings at Eurokera and costs associated with new equity ventures, including the start up of American Video Glass Company and Samsung Corning Precision Glass Co. Ltd.

Taxes on Income
--------------------

Corning's effective tax rate for continuing operations was 34.5% for the second quarter and first half of 1997 and 33.5% for the same periods of 1996. The higher 1997 rate was due to a higher percentage of Corning's earnings resulting from consolidated entities with higher effective tax rates.


                         Liquidity and Capital Resources
                     --------------------------------------

Corning's working capital increased from $611.2 million at the end of 1996 to $650.4 million at June 30, 1997. The ratio of current assets to current liabilities was 1.8 at both the end of the second quarter 1997 and year-end 1996. Corning's long-term debt as a percentage of total capital was 38% at the end of the second quarter 1997 compared to 42% at year-end 1996. The decrease in this percentage is primarily due to the increase in Corning's stockholders' equity.

Cash and short-term investments declined from year-end 1996 by $82.9 million primarily due to investing and financing activities which used cash of $228.5 million and $52.4 million, respectively, offset by operating activities which provided cash of $213.3 million. Net cash provided by operating activities increased in the first half 1997 compared to the same period in 1996 due to increased earnings which more than offset an increase in cash used for working capital. Net cash used in investing activities increased in the first half 1997 due primarily to an increase in capital spending. In the first half 1997 Corning announced capacity expansions in its Communications segment.
Management expects capital spending to range from $750 million to $800 million in 1997. Corning used cash in financing activities in the first half 1997 as a result of dividend payments and repurchases of common stock which more than offset net borrowings. Financing activities provided cash in the first half 1996 as net borrowings were higher than dividend payments and repurchases of common stock. Cash used in discontinued operations totaled $18.5 million and $89.0 million in 1997 and 1996, respectively. Cash used by discontinued operations in 1997 was primarily due to payments of transaction costs associated with the December 31, 1996 Distributions of Quest Diagnostics and Covance.

New Accounting Pronouncement
----------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" (FAS 128), which establishes standards for computing and presenting earnings per share (EPS). FAS 128 requires presentation of both EPS and diluted EPS. FAS 128 will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The EPS calculations under FAS 128 will not differ from Corning's current EPS calculations under the provisions of Accounting Principles Board Opinion No. 15 (APB 15) for the periods presented.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995
----------------------------------------------------------------


The statements in this Form 10-Q which are not historical facts or information are forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause the outcome to be materially different.
Such risks and uncertainties include, but are not limited to, global economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, costs reductions, availability and costs of critical materials, new product development and commercialization, manufacturing capacity, facility expansions and new plant start-up costs, the effect of regulatory and legal developments, capital resource and cash flow activities, capital spending, equity company activities, interest costs, acquisition and divestiture activity, the rate of technology change, ability to enforce patents and other risks detailed in Corning's 1996 Form 10-K.

                           Part II - Other Information
                        --------------------------------


ITEM 1.  LEGAL PROCEEDINGS
------   -----------------

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $21 million for its estimated liability for environmental cleanup and litigation at June 30, 1997.

Breast-implant Litigation.   Dow Corning Bankruptcy:  On May 15, 1995, Dow
Corning Corporation sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The effect of the bankruptcy, which is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan), is to stay the prosecution against Dow Corning of the 45 purported breast-implant product liability class action lawsuits and its approximately 19,000 breast-implant product liability lawsuits. In June 1995 Dow Corning and its shareholders (Corning and The Dow Chemical Company) attempted to remove various state court implant lawsuits against itself and its shareholders to federal court, and to transfer these cases to the United States District Court for the Eastern District of Michigan, Southern District (the "Michigan Federal Court"). The transfer motion also contemplated a trial of the consolidated, transferred cases on the "common issue" of whether silicones cause diseases as alleged by plaintiffs. On September 12, 1995 Judge Hood of the Michigan Federal Court issued an order granting the motion to transfer the Dow Corning cases to federal court, but denying the motion to the extent it requested the transfer of cases against Dow Corning's shareholders to her court. Judge Hood also denied the motion for the purpose of holding one causation trial prior to the estimation process by the Bankruptcy Court, but without prejudice to subsequent motions for one or more such trials to assist in the bankruptcy estimation process. Judge Hood's order refusing to transfer to the Michigan Federal Court the cases "related to" the Dow Corning case was reversed by the Sixth Circuit and remanded to Judge Hood to determine whether the District Court should abstain from hearing the cases. Judge Hood again refused to transfer the "related to" cases, and her action was again appealed. On May 8, 1997 the Sixth Circuit reversed Judge Hood again, resulting in her May 13, 1997 order transferring all pending breast implant claims against Corning and The Dow Chemical Company to the Michigan Federal Court.

At the end of June 1997, the Chief Justice of the United States Supreme Court designated and assigned Judge Sam C. Pointer, Jr. to serve in the U.S. District Court for the Eastern District of Michigan to preside over all implant personal injury claims arising out of the reorganization of Dow Corning Corporation and against Corning and The Dow Chemical Company. The Michigan Federal Court then determined that, under its local rules, the cases against Corning and The Dow Chemical Company will be assigned to Judge Hood.

On December 2, 1996, Dow Corning filed its Plan of Reorganization in the bankruptcy. The Plan contemplates a common issues trial to resolve the question of whether or not silicones cause disease and whether a significant fund is needed to resolve disease claims. The Plan also contemplates that the shareholders will retain their shares in Dow Corning and receive a release from all breast implant claims. On January 10, 1997, the Tort Claimants Committee and the Commercial Creditors Committee filed a joint motion to modify Dow Corning's exclusivity with respect to filing a plan of reorganization, requesting the right to file their own competing plan. A hearing on the Joint Committees' Motion to Modify Exclusivity was heard during April 1997. The motion was denied by the Bankruptcy Court in May 1997 and Dow Corning retained its exclusivity.

On April 7, 1997, Dow Corning filed in the Bankruptcy Court an Omnibus Objection to all claims in the bankruptcy to the extent based on the alleged causation of disease by silicones, and a Motion for Summary Judgment on its Omnibus Objection. Hearing dates on these motions have not yet been set. The Bankruptcy Court is expected to issue its order concerning Estimation, Panel of Scientific Experts and Common Issues Trial before the end of July 1997.

Implant Tort Lawsuits: Despite the bankruptcy filing of Dow Corning, Corning continues to be a defendant in two types of cases previously reported involving the silicone-gel implant products or materials formerly manufactured or supplied by Dow Corning or a Dow Corning subsidiary. These cases include (1) a purported federal securities class action lawsuit filed against Corning by shareholders of Corning alleging, among other things, misrepresentations and omissions of material facts relative to the silicone-gel breast implant business conducted by Dow Corning and (2) lawsuits filed in various federal and state courts against Corning and others (including Dow Corning) by persons claiming injury from the silicone-gel implant products or materials formerly manufactured by Dow Corning or a Dow Corning subsidiary. Several of such suits have been styled as class actions and others involve multiple plaintiffs.

As of June 30, 1997, Corning had been named in approximately 11,460 state and federal tort lawsuits. More than 5,100 tort lawsuits filed against Corning in federal courts were consolidated in the United States District Court, Northern
District of Alabama.   On April 25, 1995 that District Court issued a final
order dismissing Corning from those federal, consolidated breast-implant cases and plaintiffs appealed. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal of that order. In orders entered in May and June 1997, the District Court clarified that pending breast implant claims against Corning are dismissed and that Corning is to be stricken as a party in new cases in that Court. Certain state court tort cases against Corning were also consolidated in various states for the purposes of discovery and pretrial matters. During 1994, 1995, 1996 and 1997, Corning made several motions for summary judgment in state courts and judges have dismissed Corning from over 6,200 tort cases filed in California, Connecticut, Illinois, Indiana, Louisiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee and Dallas, Harris and Travis Counties in Texas, some of which are on appeal. Corning's motions seeking dismissal remain pending, and continue to be filed, in various courts. In certain Texas tort cases, Dow Chemical and Corning have each filed cross claims against each other and against Dow Corning. In late 1996, Dow Chemical filed cross claims against Corning in the Louisiana state implant class action. On February 21, 1997, the Louisiana judge dismissed Dow Chemical's and the plaintiffs' claims against Corning. Dow Chemical and the plaintiffs have appealed that dismissal.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
-------  --------------------------------

          (a) The annual meeting of stockholders of the registrant was held on April 24, 1997.

          (b) The following nominees for the office of director, provided in the registrant's proxy statement dated March 5, 1997, which appears as Exhibit #22 to this report, were elected by the following number of shareholder votes for and withheld:

                                        For           Withheld
                                        ----          --------
    Robert Barker                     189,376,611     10,543,325
    Van C. Campbell                   189,371,832     10,548,103
    Norman E. Garrity                 189,353,274     10,566,662
    James R. Houghton                 189,370,813     10,549,123
    James W. Kinnear                  189,330,075     10,589,861
    John W. Loose                     189,334,296     10,585,639
    James J. O'Connor                 189,385,880     10,534,056


    The following persons continue as directors:

    Roger G. Ackerman
    John Seely Brown
    Lawrence S. Eagleburger
    John H. Foster
    Gordon Gund
    John M. Hennessy
    Catherine A. Rein
    Henry Rosovsky
    H. Onno Ruding
    William D. Smithburg


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  ---------------------------------

     (a)  Exhibits

          See the Exhibit Index which is located on page 15.

     (b)  Reports on Form 8-K

               A report on Form 8-K dated April 15, 1997, was filed in connection with the Registrant's medium-term notes facility. The Registrant's first quarter earnings press release of April 15, 1997 was filed as an exhibit to this Form 8-K.

          A report on Form 8-K dated May 5, 1997, was filed which included the Registrant's press release announcing that it was exploring the divestiture of its worldwide consumer housewares business.

Other items under Part II are not applicable.

                                   SIGNATURES
                               -------------------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CORNING INCORPORATED
                           ----------------------------------------------
                                            (Registrant)





   July  29, 1997                       /s/ ROGER G. ACKERMAN
-------------------         ---------------------------------------
        Date                               R. G. Ackerman
                                Chairman and Chief Executive Officer





   July  29, 1997                        /s/ JAMES B. FLAWS
  ----------------          --------------------------------------------
        Date                                J. B. Flaws
                                Vice President-Finance and Treasurer





   July  29, 1997                     /s/ KATHERINE A. ASBECK
   ---------------          ---------------------------------------------
        Date                                K. A. Asbeck
                                   Vice President and Controller

                              CORNING INCORPORATED
                      -------------------------------------

                                  EXHIBIT INDEX
                             ----------------------

                     This exhibit is numbered in accordance
               with Exhibit Table I of Item 601 of Regulation S-K


                                                       Page number
                                                       in manually
        Exhibit #      Description                   signed original
        ---------      -----------                    --------------

          12        Computation of ratio of earnings
                    to combined fixed charges and
                    preferred dividends                     16

          22        Registrant's proxy statement dated
                    March 5, 1997, filed with the
                    Securities and Exchange Commission
                    as a definitive proxy statement, is
                    incorporated herein by reference