Form 10-Q
period 1997-09-30
CORNING INC /NY
filed 1997-10-30
CIK 24741

- 22 -



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1997

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

231,164,745 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of October 10, 1997.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. FINANCIAL STATEMENTS
----------------------------

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page
                                                               ----

 Consolidated Statements of Income for the nine months and
   three months ended September 30, 1997 and 1996               3

 Consolidated Balance Sheets at September 30, 1997 and
   December 31, 1996                                            4

 Consolidated Statements of Cash Flows for the nine months
   ended September 30, 1997 and 1996                            5

 Notes to Consolidated Financial Statements                     6


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

Corning Incorporated and Subsidiary Companies
Consolidated Statements of Income
(Unaudited; in millions, except per-share amounts)


                             9 Mons. Ended Sept. 30, 3 Months Ended Sept. 30,
                             -----------------------  -----------------------
                                  1997      1996       1997      1996
                                 -----      ----       ----      ----
Revenues
 Net sales                      $3,014.3   $2,661.5  $1,037.8   $ 910.2
 Royalty, interest, and
    dividend income                29.8       24.0       9.8        9.0
                                --------   --------   --------  --------
                                3,044.1    2,685.5   1,047.6      919.2

Deductions
 Cost of sales                  1,765.0    1,636.9     617.0      551.2
 Selling, general and
    administrative expenses       499.5      470.1     168.4      163.3
 Research and development
    expenses                      175.4      137.5      70.8       47.3
 Interest expense                  67.2       53.8      18.9       17.8
 Other, net                        28.5       19.7      12.7        8.5
                               --------   --------   --------   --------

Income from continuing
    operations before
    taxes on income               508.5      367.5     159.8      131.1
Taxes on income from
    continuing operations         172.4      123.1      52.1       43.9
                              ---------  ---------   ---------  --------
Income from continuing
    operations before
    minority interest and
    equity earnings               336.1      244.4     107.7       87.2
Minority interest in earnings
    of subsidiaries               (56.5)     (41.0)    (23.0)     (13.0)
Dividends on convertible
    preferred securities
    of subsidiary                 (10.3)     (10.3)     (3.4)      (3.4)
Equity in earnings of
    associated companies           62.0       58.5      31.0       24.4
                              ----------   --------  ---------  ---------

Income from continuing
    operations                    331.3      251.6     112.3       95.2
Loss from discontinued
    operations,
    net of income taxes                     (162.6)              (115.0)

Net Income (Loss)               $ 331.3    $  89.0   $ 112.3    $ (19.8)
                                =======    =======   =======    ========

Per Common Share:
 Continuing operations          $  1.45    $   1.10  $   0.49   $  0.42
 Discontinued operations                      (0.72)              (0.51)
                                --------   --------- ---------  --------
                                $  1.45    $   0.38  $   0.49   $ (0.09)
                                ========   ========  ========   ========

 Assuming Dilution:
   Continuing operations        $  1.39    $   1.08  $   0.47   $  0.41
   Discontinued operations                    (0.67)              (0.48)
                               --------    ---------  --------  --------
                                $  1.39    $   0.41  $   0.47   $ (0.07)
                               ========    ========= =========  ========

Dividends Declared              $  0.54    $   0.54  $   0.18   $  0.18
                               ========    ========  ========= =========


The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares and per-share amounts)

                                                September 30, December 31,
                    ASSETS                           1997        1996
                   -------                      -------------  -----------
CURRENT ASSETS
 Cash                                              $  15.3      $   51.9
 Short-term investments, at cost, which
   approximates market value                          64.7         171.3
 Accounts receivable, net of doubtful
   accounts and allowances - $18.0/1997;
   $22.0/year-end 1996                               642.8         566.3
 Inventories                                         597.7         498.5
 Deferred taxes on income and other
   current assets                                    137.9         130.7
                                                  ---------     ---------
     Total current assets                          1,458.4       1,418.7
                                                  ---------    ----------

INVESTMENTS
 Associated companies, at equity                     343.9         313.8
 Others, at cost                                      16.4          23.4
                                                   --------     ---------
                                                     360.3         337.2
                                                   --------     ---------

PLANT AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                          2,143.7       1,977.7

GOODWILL AND OTHER INTANGIBLE ASSETS,
 NET OF ACCUMULATED AMORTIZATION -
   $103.5/1997; $86.8/year-end 1996                  366.6         330.4

OTHER ASSETS                                         293.8         257.3
                                                   --------     ---------
                                                   $4,622.8     $4,321.3
                                                  =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Loans payable                                     $ 151.6      $   53.9
 Accounts payable                                    169.9         268.9
 Other accrued liabilities                           516.7         484.7
                                                   -------      --------
     Total current liabilities                       838.2         807.5
                                                   -------      --------

OTHER LIABILITIES                                    672.2         646.2
LOANS PAYABLE BEYOND ONE YEAR                      1,144.7       1,208.5
MINORITY INTEREST IN SUBSIDIARY COMPANIES            355.1         310.7
CONVERTIBLE PREFERRED SECURITIES OF
 SUBSIDIARY                                          365.2         365.1
CONVERTIBLE PREFERRED STOCK                           20.1          22.2
COMMON STOCKHOLDERS' EQUITY
 Common stock, including excess over
   par value and other capital -
   Par value $0.50 per share; Shares
   authorized: 500 million;
   Shares issued: 263.6 million/1997 and
   261.0 million/year-end 1996                       693.3         566.0
 Retained earnings                                 1,229.6       1,024.0
 Less cost of 32.4 million/1997 and
   32.3 million/year-end 1996 shares
   of common stock in treasury                      (714.9)       (672.5)
 Cumulative translation adjustment                    19.3          43.6
                                                   --------      --------
     Total common stockholders' equity             1,227.3         961.1
                                                   --------      --------

                                                   $4,622.8     $4,321.3
                                                   ========      ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
                                            Nine Months Ended September 30,
                                           --------------------------------
                                                1997         1996
                                                ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $ 331.3      $   89.0
 Adjustments to reconcile net income
  to net cash provided by operating
 activities from continuing operations:
   Loss from discontinued operations                               162.6
   Depreciation and amortization                     257.5         212.1
   Equity in earnings of associated companies,
     in excess of dividends received                 (25.0)         (9.0)
   Minority interest in earnings of
     subsidiaries in excess of dividends paid         45.0          20.2
   Gain on disposition of properties and
     investments                                      (4.6)         (5.4)
   Deferred tax provision                            (19.8)          1.0
   Other                                              55.2          15.8
 Changes in operating assets and liabilities:
   Accounts receivable                               (64.6)        (50.7)
   Inventory                                        (105.5)        (74.8)
   Deferred taxes and other current assets           (31.0)         (1.5)
   Accounts payable and other current liabilities    (64.4)        (25.3)
                                                    -------        ------
     NET CASH PROVIDED BY OPERATING ACTIVITIES OF
        CONTINUING OPERATIONS                        374.1         334.0
                                                    -------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant and equipment                   (424.5)       (376.6)
 Acquisitions of businesses, net                     (32.0)        (15.1)
 Net proceeds from disposition of
    properties and investments                        56.0          31.6
 Increase in long-term investments                    (7.6)        (12.1)
 Other, net                                            1.9           8.0
                                                    -------       -------
     NET CASH USED IN INVESTING ACTIVITIES OF
        CONTINUING OPERATIONS                       (406.2)       (364.2)
                                                    --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                      68.0         272.7
 Repayments of loans                                 (30.7)        (72.2)
 Increase in minority interest due to
    capital contribution                                             7.6
 Proceeds from issuance of common stock               33.7          18.0
 Repurchases of common stock                         (41.5)        (26.1)
 Dividends paid                                     (125.7)       (125.7)
                                                    --------      -------
     NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES OF CONTINUING OPERATIONS          (96.2)         74.3
                                                    --------      --------

Effect of exchange rates on cash                       3.6          (1.5)
                                                    ---------     --------
Effect of accounting calendar change on cash                       (17.5)
                                                    ---------     --------
Cash used in discontinued operations                 (18.5)        (85.2)
                                                    ---------     --------
Net change in cash and cash equivalents             (143.2)        (60.1)
Cash and cash equivalents at beginning of year       223.2         187.6
                                                    ---------     --------

CASH AND CASH EQUIVALENTS AT END OF QUARTER        $  80.0      $  127.5
                                                   ==========   ===========

SUPPLEMENTAL DATA:
Income taxes paid, net                             $ 125.5      $  100.5
                                                   =======      =========

Interest paid                                      $  82.9      $   90.7
                                                   =======      =========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Earnings per common share are computed by dividing net income less dividends on Series B convertible preferred stock by the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the third quarter and third quarter year-to-date 1997 was 228.7 million and 227.7 million, respectively, and 227.4 million for both periods in 1996. The weighted average of common shares outstanding for earnings per share calculations does not include shares held by the Corning Stock Ownership Trust which totaled approximately 2.4 million and 2.3 million shares during 1997 and 1996, respectively. Series B preferred dividends amounted to $0.4 million and $1.2 million in the third quarter and third quarter year-to-date 1997, respectively, and $0.5 million and $1.5 million, respectively, for the same periods in 1996.

     Earnings per common share assuming dilution are computed by dividing net income plus dividends on convertible preferred securities of subsidiary by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and adjusted for dilutive common shares assumed to be issued on conversion of Corning's convertible securities. The shares used in computing earnings per share assuming dilution for the third quarter and third quarter year-to-date 1997 were 246.5 million and 245.1 million, respectively, and 239.7 million and 239.4 million, respectively, for the same periods in 1996.

     Common dividends of $41.6 million and $124.5 million were declared in the third quarter and third quarter year-to-date 1997, respectively, compared with $41.8 million and $124.2 million for the same periods in 1996.

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

(3) On August 20, 1997, Corning's Board of Directors approved a definitive agreement for a recapitalization and sale of a controlling interest in its consumer housewares business to a company formed by AEA Investors. Corning announced an amendment to the transaction on October 15, 1997. The planned transaction will result in Corning receiving proceeds of $779 million in cash and $21 million face amount of long-term debt of the consumer housewares business at closing. Corning will continue to retain an 11% interest in the equity of the business. In addition, Corning could receive up to an additional $62 million face amount of long-term debt if certain 1998 business performance targets are exceeded. However, $50 million of the cash proceeds and the $21 million in long-term debt would be contingently returnable based on the 1998 performance of the business. The amount of cash proceeds is subject to a customary working capital adjustment at closing.

     The transaction is expected to close on or before December 31, 1997. Corning expects to recognize an after tax gain in excess of $125 million in the fourth quarter 1997. Any gains on the contingent proceeds will be recognized when realized. The results of the consumer housewares business are included in continuing operations.

(4) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                September 30,  December 31,
                                                     1997        1996
                                                ------------   ------------
     Finished goods                               $  272.5     $   223.0
     Work in process                                 195.8         156.7
     Raw materials and accessories                    99.2         104.5
     Supplies and packing materials                   74.8          64.5
                                                  ---------    ----------
     Total inventories valued at current cost        642.3         548.7
     Reduction to LIFO valuation                     (44.6)        (50.2)
                                                  ---------    ----------
                                                  $  597.7     $   498.5
                                                  =========    ==========

(5) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                                September 30, December 31,
                                                     1997        1996
                                                ------------- ------------
     Land                                         $   56.5     $    54.2
     Buildings                                       844.6         810.4
     Equipment                                     3,201.0       2,906.3
     Accumulated depreciation                     (1,958.4)    (1,793.2)
                                                  ----------   ---------
                                                  $2,143.7     $ 1,977.7
                                                ============   =========

(6) On December 31, 1996, Corning completed a strategic repositioning of the company by distributing all of the shares of Quest Diagnostics Incorporated and Covance Inc. (the Distributions) to its shareholders on a pro rata basis. Corning's results for 1996 report Quest Diagnostics and Covance as discontinued operations. The loss from discontinued operations in the third quarter of 1996 was $115 million, or $0.51 per share and primarily related to a charge taken by Quest Diagnostics to increase reserves related to certain government investigations of billing practices of certain clinical laboratories acquired by Quest Diagnostics in 1993 and 1994. The loss from discontinued operations in the third quarter year-to-date 1996 was $162.6 million, or $0.72 per share.

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

ITEM 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                              Results of Operations
                              ---------------------


Net sales for the third quarter 1997 totaled $1.04 billion, an increase of 14% compared with third quarter 1996 sales. Net sales for the third quarter year-to-date 1997 totaled $3.01 billion, an increase of 13% compared with third quarter year-to-date 1996 sales. The increase in sales in the third quarter and third quarter year-to-date 1997 was due primarily to gains in the Communications segment.

Net income increased 18% to $112.3 million for the third quarter 1997 compared with $95.2 million from continuing operations for the third quarter 1996. Net income increased 32% to $331.3 million for the third quarter year-to-date 1997 compared with $251.6 million from continuing operations for the same period in 1996. Earnings per share increased 17% to $0.49 per share for the third quarter 1997 compared with $0.42 per share from continuing operations for the third quarter 1996. Earnings per share increased 32% to $1.45 in the third quarter year-to-date 1997 compared to $1.10 per share from continuing operations for the same period in 1996. The increase in earnings in the third quarter and third quarter year-to-date 1997 was due primarily to continued performance gains in the Communications segment, to improved results in the Consumer Products segment and from an increase in equity earnings driven by Samsung-Corning Company, Ltd. and Eurokera, S.N.C.

Segment overview
----------------

Sales and earnings in the Communications segment increased significantly in both the third quarter and third quarter year-to-date 1997 due to continued growth in the opto-electronics businesses and strong improvement in the information-display businesses. Earnings in the opto-electronics businesses were up in the third quarter and third quarter year-to-date 1997 primarily as a result of volume gains in optical-fiber and optical-cable businesses driven by strong market demand and increased capacity. Although the sales and earnings grew significantly, the growth rate in the third quarter was lower than that experienced during the first half of 1997. Sales in the photonic-technologies business continued to grow in the third quarter and third quarter year-to-date 1997. Earnings of this business, which have increased year-to-date 1997 over 1996, were impacted by higher development and expansion-related activities in the third quarter.

The substantial improvement in the sales and earnings of the information-display businesses in the third quarter and third quarter year-to-date 1997 was primarily driven by favorable sales mix and volume-related gains in the conventional-television business. Earnings in the third quarter and third quarter year-to-date 1997 also reflect improved manufacturing efficiencies over the same periods in 1996 which were adversely impacted by expansion-related costs.

Sales for the Specialty Materials segment increased modestly in the third quarter and were essentially flat in the third quarter year-to-date 1997. Strong sales gains in the advanced-materials business driven by high purity fused silica glass applications for the semiconductor-equipment industry, were offset by a sales decline in the optical-products business and relatively flat sales in the environmental-products and science-products businesses. Earnings for the third quarter and third quarter year-to-date 1997 increased significantly due to the sales gains in the advanced-materials business and performance improvements at Quanterra and in the science-products business, which more than offset the sales related earnings decline in the optical-products business. Results for the segment have been somewhat impacted by unfavorable foreign exchange rates.

Sales in the Consumer Products segment decreased in the third quarter and third quarter year-to-date 1997 due to sales declines in the consumer housewares business and as a result of the sale of the Serengeti eyewear business in the first quarter 1997. The decrease in sales in the consumer housewares business is due primarily to the planned reduction in the number of stock-keeping units the business offers and from market softness in the third quarter. Earnings increased significantly in the third quarter and third quarter year-to-date 1997 reflecting the benefit of manufacturing efficiencies and cost-reduction programs in the consumer housewares business.

On August 20, 1997, Corning's Board of Directors approved a definitive agreement for a recapitalization and sale of a controlling interest in its consumer housewares business to a company formed by AEA Investors. Corning announced an amendment to the transaction on October 15, 1997. The planned transaction will result in Corning receiving proceeds of $779 million in cash and $21 million face amount of long-term debt of the consumer housewares business at closing. Corning will continue to retain an 11% interest in the equity of the business. In addition, Corning could receive up to an additional $62 million face amount of long-term debt if certain 1998 business performance targets are exceeded. However, $50 million of the cash proceeds and the $21 million in long-term debt would be contingently returnable based on the 1998 performance of the business. The amount of cash proceeds is subject to a customary working capital adjustment at closing.

The transaction is expected to close on or before December 31, 1997. Corning expects to recognize an after tax gain in excess of $125 million in the fourth quarter 1997. Any gains on the contingent proceeds will be recognized when realized. The results of the consumer housewares business are included in continuing operations. Corning intends to use proceeds from the anticipated divestiture of its consumer housewares business to invest for future growth in its communications, environmental-products and advanced-materials businesses, and to improve its balance sheet.

Equity in Earnings
------------------

Third quarter 1997 equity in earnings of associated companies totaled $31 million, a 27% increase from $24.4 million in the same period last year. Third quarter year-to-date 1997 equity in earnings of associated companies totaled $62 million, a 6% increase from $58.5 million in the same period last year. Equity in earnings of associated companies for the third quarter and third quarter year-to-date 1997 reflect increased earnings at Samsung-Corning Company, Ltd. and Eurokera. Earnings at Samsung-Corning benefited largely from increased sales resulting from an employee strike at a competitor. Equity earnings for the third quarter year-to-date were impacted by costs associated with new equity ventures, including the start up of American Video Glass Company and Samsung Corning Precision Glass Co. Ltd.

Taxes on Income
----------------

Corning's effective tax rate for continuing operations was 32.6% and 33.9% for the third quarter and third quarter year-to-date 1997, respectively, and 33.5% for the same periods of 1996.

                         Liquidity and Capital Resources
                         -------------------------------

Corning's working capital increased from $611.2 million at the end of 1996 to $620.2 million at September 30, 1997. The ratio of current assets to current liabilities was 1.7 at the end of the third quarter 1997 compared with 1.8 at year-end 1996. Corning's long-term debt as a percentage of total capital was 37% at the end of the third quarter 1997 compared to 42% at year-end 1996. The decrease in this percentage is primarily due to the increase in Corning's stockholders' equity.

Cash and short-term investments declined from year-end 1996 by $143.2 million primarily due to investing and financing activities which used cash of $406.2 million and $96.2 million, respectively, offset by operating activities which provided cash of $374.1 million. Net cash provided by operating activities increased in the third quarter year-to-date 1997 compared to the same period in 1996 due to increased earnings which more than offset an increase in cash used for working capital. Net cash used in investing activities increased in the third quarter year-to-date 1997 due primarily to an increase in capital spending driven by capacity expansions in its Communications segment and advanced-materials business. Management expects capital spending to be approximately $750 million in 1997. Corning used cash in financing activities in the third quarter year-to-date 1997 as a result of dividend payments and repurchases of common stock which more than offset net borrowings. Financing activities provided cash in the third quarter year-to-date 1996 as net borrowings were higher than dividend payments and repurchases of common stock. Cash used in discontinued operations totaled $18.5 million and $85.2 million in the third quarter year-to-date 1997 and 1996, respectively. Cash used by discontinued operations in 1997 was primarily due to payments of transaction costs associated with the December 31, 1996 Distributions of Quest Diagnostics and Covance.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
-----

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

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 18 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $21 million for its estimated liability for environmental cleanup and litigation at September 30, 1997.

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

On December 2, 1996, Dow Corning filed its first Plan of Reorganization in the bankruptcy. The Plan contemplated a common issues trial to resolve the question of whether or not silicones cause disease and whether a significant fund is needed to resolve disease claims. The Plan also contemplated that the shareholders would retain their shares in Dow Corning and receive a release from all breast implant claims. On January 10, 1997, the Tort Claimants Committee and the Commercial Creditors Committee filed a joint motion to modify Dow Corning's exclusivity with respect to filing a plan of reorganization, requesting the right to file their own competing plan. The motion was denied by the Bankruptcy Court in May 1997 and Dow Corning retained its exclusivity. On August 25, 1997, Dow Corning filed its Amended Plan of Reorganization in the bankruptcy. The Bankruptcy Court has set a disclosure statement hearing on the Amended Plan for November 3, 1997. The Amended Plan of Reorganization provides that Dow Chemical and Corning will make available a $300 million credit facility to Dow Corning Corporation in return for their releases from the litigation.

On April 7, 1997, Dow Corning filed in the Bankruptcy Court an Omnibus Objection to all claims in the bankruptcy to the extent based on the alleged causation of disease by silicones, and a Motion for Summary Judgment on its Omnibus Objection. Hearing dates on these motions have not yet been set. On July 29, 1997, the Bankruptcy Court issued its opinion concerning Estimation, Panel of
Scientific Experts and Common Issues Trial.   The opinion stated a preference
for a consensual plan, but indicated that common issue causation trials would be recommended if the disease causation issue was not resolved through the Amended Plan or pending motions.

Implant Tort Lawsuits:  Despite the bankruptcy filing of Dow Corning, Corning
---------------------
continues to be a defendant in two types of cases previously reported involving the silicone-gel implant products or materials formerly manufactured or supplied by Dow Corning or a Dow Corning subsidiary. These cases include (1) a purported federal securities class action lawsuit filed against Corning by shareholders of Corning alleging, among other things, misrepresentations and omissions of material facts relative to the silicone-gel breast implant business conducted by Dow Corning and (2) lawsuits filed in various federal and state courts against Corning and others (including Dow Corning) by persons claiming injury from the silicone-gel implant products or materials formerly manufactured by Dow Corning or a Dow Corning subsidiary. Several of such suits have been styled as class actions and others involve multiple plaintiffs.

As of September 30, 1997, Corning had been named in approximately 11,470 state and federal tort lawsuits.. More than 4,100 tort lawsuits filed against Corning in federal courts were consolidated in the United States District Court,
Northern District of Alabama.   On April 25, 1995 that District Court issued a
final order dismissing Corning from those federal, consolidated breast-implant cases and plaintiffs appealed. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal of that order. In orders entered in May and June 1997, the District Court clarified that pending breast implant claims against Corning are dismissed and that Corning is to be stricken as a party in new cases in that Court. Certain state court tort cases against Corning were also consolidated in various states for the purposes of discovery and pretrial matters. During 1994, 1995, 1996 and 1997, Corning made several motions for summary judgment in state courts and judges have dismissed Corning from over 7,200 tort cases filed in California, Connecticut, Illinois, Indiana, Louisiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee and Dallas, Harris and Travis Counties in Texas, some of which are on appeal. Corning's motions seeking dismissal remain pending, and continue to be filed, in various courts. In certain Texas tort cases, Dow Chemical and Corning have each filed cross claims against each other and against Dow Corning. In late 1996, Dow Chemical filed cross claims against Corning in the Louisiana state implant class action. On February 21, 1997, the Louisiana judge dismissed Dow Chemical's and the plaintiffs' claims against Corning. Dow Chemical and the plaintiffs have appealed that dismissal.

Quest Diagnostics:  Government Investigations and Related Claims.  On December
-----------------------------------------------------------------
31, 1996, Corning completed the spin-off of its health care services businesses by the distribution to its shareholders of the Common Stock of Quest Diagnostics Incorporated ("Quest Diagnostics") and Covance Inc. ("Covance"). In connection with these distributions, Quest Diagnostics assumed financial responsibility for the liabilities related to the clinical laboratory business and Covance assumed financial responsibility for the liabilities related to the contract research business. Corning agreed to indemnify Quest Diagnostics against all monetary penalties, fines or settlements for any governmental claims arising out of alleged violations of applicable federal fraud and health care statutes and relating to billing practices of Quest Diagnostics and its predecessors that were pending at December 31, 1996. Corning also agreed to indemnify Quest Diagnostics for 50% of the aggregate of all judgment or settlement payments made by Quest Diagnostics that are in excess of $42.0 million in respect of claims by private parties (i.e., nongovernmental parties such as private insurers) that relate to indemnified or previously settled governmental claims and that allege overbillings by Quest Diagnostics, or any existing subsidiaries of Quest Diagnostics, for services provided prior to December 31, 1996; provided, however, such indemnification is not to exceed $25.0 million in the aggregate and that all amounts indemnified against by Corning for the benefit of Quest Diagnostics are to be calculated on a net after-tax basis. Such indemnification does not cover (i) any governmental claims that arise after December 31, 1996 pursuant to service of subpoena or other notice of such investigation after December 31, 1996, (ii) any nongovernmental claims unrelated to the indemnified governmental claims or investigations, (iii) any nongovernmental claims not settled prior to December 31, 2001, (iv) any consequential or incidental damages relating to the billing claims, including losses of revenues and profits as a consequence of exclusion for participation in federal or state health care programs or (v) the fees and expenses of litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits

          See the Exhibit Index which is located on page 15.

     (b)  Reports on Form 8-K

               A report on Form 8-K dated July 15, 1997, was filed in connection with the Registrant's medium-term notes facility. The Registrant's second quarter earnings press release of July 15, 1997 was filed as an exhibit to this Form 8-K.

Other items under Part II are not applicable.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CORNING INCORPORATED
                                  ------------------------------
                                            (Registrant)





  October 30, 1997                    /s/ ROGER G. ACKERMAN
------------------               -----------------------------------
        Date                               R. G. Ackerman
                                Chairman and Chief Executive Officer





  October 30, 1997                     /s/ JAMES B. FLAWS
------------------              --------------------------------------
        Date                                J. B. Flaws
                                Vice President-Finance and Treasurer





  October 30, 1997                     /s/ KATHERINE A. ASBECK
------------------                -------------------------------------
        Date                                K. A. Asbeck
                                   Vice President and Controller

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