Form 10-K
period 1997-12-31
CORNING INC /NY
filed 1998-03-10
CIK 24741

Securities and
Exchange Commission
Washington, D.C.  20549

Form 10-K

--------------------------------------------------------------------------------

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 1997
Commission file number 1-3247


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

As of February 4, 1998, shares held by non-affiliates of Corning Incorporated had an aggregate market value of $7,251,401,124. As of February 4, 1998, 231,617,033 shares of Corning's common stock were outstanding.

Documents incorporated by reference in this annual report:

Part III. Proxy Statement of the Registrant dated March 9, 1998 relating to the annual meeting of stockholders on April 30, 1998.

                                     PART I


Item 1.  Business

General

Corning traces its origins to a glass business established in 1851. The present corporation was incorporated in the State of New York in December 1936, and its name was changed from Corning Glass Works to Corning Incorporated on April 28, 1989.

On December 31, 1996, Corning distributed all of the shares of Quest Diagnostics Incorporated (formerly Corning Clinical Laboratories Inc.) and Covance Inc. (formerly Corning Pharmaceutical Services Inc.) (the Distributions) to its shareholders on a pro rata basis. Corning's Consolidated Financial Statements, appearing on pages 23 through 25, and Notes to Consolidated Financial Statements, appearing on pages 26 through 47, report Quest Diagnostics and Covance, which formerly comprised Corning's Health Care Services segment, as discontinued operations for all periods presented.

On May 5, 1997, Corning announced that it is exploring the divestiture of its worldwide consumer housewares business. On December 10, 1997, Corning announced that a planned recapitalization and sale of a controlling interest in the consumer business had been terminated. Corning continues to explore the divestiture of this business. The results of the consumer housewares business are included in continuing operations.

Corning is a global, technology-based corporation which operates in three broadly based business segments: Communications, Specialty Materials, and Consumer Products.

The Communications segment includes the opto-electronics and information display businesses. The opto-electronics business produces optical fiber, optical cable, hardware and equipment and optical components for the worldwide telecommunications industry. The information display business manufactures glass panels and funnels, projection video lens assemblies and liquid-crystal display glass for flat panel displays.

The Specialty Materials segment includes the advanced materials business, which produces high purity fused silica for application in the semiconductor and other industries, the environmental products business, which produces emission control substrates and related technologies for all major vehicle producing markets, and the science products business, which produces various plastic and glass laboratory products. The other businesses which operate in this segment specialize in the production of optical and lighting products.

The Consumer Products segment produces cookware, glassware and dinnerware that is sold primarily in the North American retail market through mass-market and other distribution channels. The Steuben crystal business and Serengeti eyewear business, prior to its divestiture in early 1997, are also in this segment.

Corning and its subsidiaries manufacture products at 45 plants in ten countries.

Additional discussion of Corning and each of its segments is discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 6 through 14, and Note 4 (Information by Industry Segment) of the Notes to Consolidated Financial Statements appearing on pages 28 through 30.

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

Most of Corning's products are marketed under the following trademarks: Corning, Corning Ware, Celcor, Corelle, Corguide, Costar, Impressions, Puma, Pyrex, Pyrex Portables, Visions, Steuben and Vycor. Subsidiaries and divisions of Corning frequently use their own trademarks, such as Revere Ware.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control by continuing operations were approximately $17.3 million in 1997 and are estimated to be $40.1 million in 1998.

Corning's 1997 operating results from continuing operations were charged with approximately $26.5 million for depreciation, maintenance, waste disposal, and other operating expenses associated with pollution control. The level of these costs is expected to increase slightly in 1998 due to depreciation costs associated with capital expenditures. Corning believes that its compliance program will not place it at a competitive disadvantage.

Other

Additional information in response to Item I is found in Note 18 (International Activities) of the Notes to Consolidated Financial Statements appearing on page 45 and Five Years in Review - Historical Comparison appearing on pages 50 and 51.

Except as otherwise indicated by the context, the terms "Corning" or "Company" as used herein, mean Corning Incorporated and its consolidated subsidiaries.

Item 2.  Properties

Corning operates a total of 45 manufacturing plants and processing facilities, 32 of which are located in the United States. Corning owns substantially all of its executive and corporate buildings, which are located in Corning, New York. Corning also owns substantially all of its manufacturing and research and development facilities and more than half of its sales and administrative facilities.

During the last five years, Corning has invested $2.4 billion in property, construction, expansion, and modernization for continuing operations. Of the $774.8 million spent in 1997, $40.4 million was spent on facilities outside the United States.

Manufacturing, sales and administrative, and research and development facilities at consolidated locations have an aggregate floor space of approximately 18 million square feet. Distribution of this total area is:

================================================================================
(million square feet)                          Total       Domestic      Foreign
--------------------------------------------------------------------------------
Manufacturing                                   14.2         10.9          3.3
Sales and administrative                         3.0          2.6          0.4
Research and development                         1.0          0.9          0.1
--------------------------------------------------------------------------------

                                                18.2         14.4          3.8
================================================================================

Many facilities manufacture products included in more than one industry segment. Total assets and capital expenditures by industry segment are included in Note 4 (Information by Industry Segment) of the Notes to Consolidated Financial Statements appearing on pages 28 through 30. Information concerning lease commitments is included in Note 17 (Commitments, Contingencies and Guarantees) of the Notes to Consolidated Financial Statements appearing on page 44.

In the opinion of management, Corning's facilities are suitable and adequate for production and distribution of the Company's products. At December 31, 1997 Corning did not own any significant amounts of surplus or idle property.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 15 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $20 million for its estimated liability for environmental cleanup and litigation at December 31, 1997.

Breast-implant Litigation. Dow Corning Bankruptcy: On May 15, 1995, Dow Corning Corporation sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The effect of the bankruptcy is to stay the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions. On December 2, 1996, Dow Corning filed its first Plan of Reorganization in the bankruptcy case. On January 10, 1997, the Tort Claimants Committee and the Commercial Creditors Committee filed a joint motion to modify Dow Corning's exclusivity with respect to filing a plan of reorganization, requesting the right to file their own competing plan. The motion was denied by the Bankruptcy Court in May 1997. On August 25, 1997, Dow Corning filed its First Amended Plan of Reorganization in the bankruptcy case. After several days of hearings in November 1997 to consider the disclosure statement pertaining to the Plan, the Bankruptcy Court identified several potential issues with the Amended Plan and set February 17, 1998 as the date for Dow Corning to file further amendments. On February 17, 1998 Dow Corning filed its Second Amended Plan of Reorganization. On February 20, 1998, the Bankruptcy Court scheduled hearings to begin on April 6, 1998 to consider the new disclosure statement. Also on February 20, 1998, the Tort Claimants Committee sought to schedule a hearing on a motion to modify Dow Corning's exclusivity to permit the Tort Claimants to file an alternative Plan of Reorganization.

The breast implant claims against Dow Corning's shareholders (Corning and The Dow Chemical Company), which allege a variety of direct or indirect theories why they should have liability for Dow Corning's implant products, were in 1997 (with a few exceptions) transferred to the United States District Court for the Eastern District of Michigan, Southern District (the "Michigan Federal Court") for coordinated proceedings with the similar cases against Dow Corning. These transfers resulted from motions made to the Michigan Federal Court in mid-1995. The Michigan Federal Court granted transfer as to claims against Dow Corning only, and declined to order transfer of the claims against the shareholders. The transfer motion as to the shareholders was later granted as a result of appellate rulings by the United States Court of Appeals for the Sixth Circuit entered in June 1996 and May 1997. As mandated by the Sixth Circuit, the Michigan Federal Court entered the transfer order on May 13, 1997 to transfer to it those breast implant cases against the shareholders pending in state courts around the country or in federal court. As the single exception to date, the Michigan Federal Court declined to order transfer of a case against Dow Chemical which was already in the midst of a lengthy trial.

At the end of June 1997, the Chief Justice of the United States Supreme Court designated and assigned Judge Sam C. Pointer, Jr., a District Judge in the Northern District of Alabama who has since 1992 been serving as the coordinating federal judge for all breast implant matters, to serve in the Michigan Federal Court. In that capacity, Judge Pointer is available to preside over, or coordinate, the implant personal injury claims arising out of the reorganization of Dow Corning or against Dow Chemical and/or Corning. While the cases in the Michigan Federal Court have not been re-assigned to Judge Pointer, he has participated with Judge Denise Hood of the Michigan Federal Court in certain status hearings.

In related developments, a Panel of Scientific Experts appointed by Judge Pointer in the coordinated federal implant cases in the Northern District of Alabama will also be asked to address certain questions pertinent to the disease causation issues in the cases against Dow Corning or its shareholders. The Panel has held hearings in 1997 and is expected to issue its report in Summer 1998. In April 1997, Dow Corning filed in the Bankruptcy Court an omnibus objection to all claims in the bankruptcy to the extent based on the alleged causation of disease by silicones. Dow Corning also filed a motion for summary judgment that asserts that the disease claims are not supported by any admissible scientific evidence of disease causation. Dow Corning has requested the Michigan Federal Court to initiate procedures on its objection and motion for summary judgment in coordination with the expected report from the Panel of Scientific Experts. To date, no procedures have been set by the court and the schedule for considering the objection and the related motion remains undetermined.

The Bankruptcy Court and the Michigan Federal Court have appointed a special master, Francis McGovern, to facilitate discussions between Dow Corning and interested creditor groups.

Although Dow Corning believes that its Second Amended Plan of Reorganization remedies the issues raised by the Bankruptcy Court when considering the earlier version, it is not possible to predict the results of the April 1998 disclosure statement hearings or of the motions or objections the tort claimants or other creditors may assert.

Implant Tort Lawsuits: As a result of its success in obtaining summary judgment in the federal coordinating court, and through similar motions in state courts, and through the transfer orders mentioned above, Corning has substantially limited the number of breast implant cases pending against it. From 1991 through February 1, 1998, Corning had been named in approximately 11,470 state and federal tort lawsuits, some of which were filed as class actions or on behalf of multiple claimants. In 1992, the federal breast implant cases were coordinated for pretrial purposes in the United States District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In 1993, Corning obtained an interlocutory order of summary judgment, which was made final in April 1995, thereby dismissing Corning from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. The District Court thereafter entered orders in May and June 1997 directing that Corning be dismissed from each case pending in or later transferred to that Court. That order dismissing Corning encompassed hundreds of state court cases that were removed to federal court and transferred to the Northern District of Alabama after Dow Corning filed for bankruptcy protection. In state court litigation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. On July 30, 1997, the judgment in California became final when the Supreme Court of California dismissed further review as improvidently granted as to Corning. In Louisiana, Corning was awarded summary judgment dismissing all claims by plaintiffs and a cross-claim by Dow Chemical on February 21, 1997. On February 11, 1998, this judgment was vacated as premature by the intermediate appeals court in Louisiana. Corning is requesting rehearing and intends to seek further appellate review of that ruling. In the Michigan Federal Court, Corning is named as a defendant in approximately 60 pending cases (including some cases with multiple claimants), but Corning is not named as a defendant in the Master Complaint, which contains claims against Dow Chemical only. Corning has moved for summary judgment in the Michigan Federal Court to dismiss these remaining cases by plaintiffs as well as the third party complaint and all cross-claims by Dow Chemical. Plaintiffs have taken no position on that Corning motion. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998.

Federal securities case: A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. This action is pending in the United States District Court for the Southern District of New York. The court in 1997 dismissed the individual defendants from the case, but has permitted the case to proceed into discovery.

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

Item 4.  Submission of Matters to a Vote of Security Holders


None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

This information is included in Quarterly Operating Results and Related Market Data, Five Years in Review - Historical Comparison, and Investor Information, appearing on pages 49 through 53.


Item 6.  Selected Financial Data

This information is included in Five Years in Review - Historical Comparison appearing on pages 50 and 51.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

On December 31, 1996, Corning distributed shares of Quest Diagnostics Incorporated and Covance Inc., which collectively comprised Corning's Health Care Services segment, to its shareholders on a pro rata basis (the Distributions). Prior to the Distributions, Corning received a ruling from the Internal Revenue Service that the Distributions were tax-free to Corning and its shareholders. As a result of the Distributions, Quest Diagnostics and Covance became independent, publicly traded companies. Corning's Consolidated Financial Statements report Quest Diagnostics and Covance as discontinued operations.

On May 5, 1997, Corning announced that it is exploring the divestiture of its worldwide consumer housewares business. On December 10, 1997, Corning announced that a planned recapitalization and sale of a controlling interest in the consumer business had been terminated. Corning continues to explore the divestiture of this business. The results of the consumer housewares business are included in continuing operations.

Corning's strategy is to focus its resources on growth opportunities in its Communications and Specialty Materials segments. Key activities in 1997 included facility and capacity expansions in growth businesses and an increase in research and development spending.

Results of Continuing Operations

Consolidated sales were $4.1 billion in 1997 and $3.7 billion in 1996, each an increase of 12% over the prior year. The gains in 1997 and 1996 were primarily driven by growth in the Communications segment.

Net income totaled $439.8 million, or $1.92 per share, in 1997 compared with net income from continuing operations of $342.9 million, or $1.50 per share, in 1996 and a net loss from continuing operations of $71.5 million, or $0.32 per share, in 1995. Net income and earnings per share in 1995 include the net loss associated with Corning's decision to fully reserve its investment in Dow Corning Corporation and a restructuring charge. Additional information on Dow Corning and the 1995 restructuring charge begins on page 11.

Corning's net income and earnings per share from continuing operations increased 28% in 1997. Earnings in 1997 reflect continued strong performance in the Communications segment, increased earnings from the Specialty Materials segment and continued improvement in the Consumer Products segment. Equity earnings decreased in 1997, principally due to lower earnings from the international optical fiber equity companies and start-up losses at new ventures offset by gains at Samsung-Corning Company, Ltd.
and Eurokera, S.N.C.

Excluding the losses from Dow Corning and the restructuring charge, Corning's net income and earnings per share from continuing operations increased 17% and 16%, respectively, in 1996 when compared with 1995. The increases were due to strong performance in both the Communications and Specialty Materials segments and significant improvement in the Consumer Products segment. Equity earnings in 1996, excluding Dow Corning, were up 28% driven by strong performance at the international optical fiber equity companies and improvements at Samsung-Corning Company, Ltd.

Corning anticipates a more modest growth rate in 1998 compared to the strong pace set in 1997, principally due to the continued volatility of the Asian economy which may impact several Corning businesses.

Industry Segments

Corning's products and services are grouped into three industry segments:
Communications, Specialty Materials, and Consumer Products. The sales and earnings of equity affiliates, which are closely associated with Corning's segments, are discussed in terms of the three industry segments. Additional information on the acquisitions and divestitures discussed in the segment analysis is included in Note 3 of the Notes to Consolidated Financial Statements.

Communications
(In millions)                                      1997       1996       1995
--------------------------------------------------------------------------------
Consolidated sales                             $2,465.9   $1,969.4   $1,711.7
Income from continuing operations before taxes    684.3      528.5      434.9(1)
--------------------------------------------------------------------------------

(1) Includes $9.3 million of restructuring charges.

Consolidated Operations: Consolidated sales and earnings in the Communications segment increased substantially in 1997 and 1996 due primarily to continued strength in the opto-electronics businesses. The growth of the opto-electronics businesses during these periods reflects increased demand from continued telecommunications network builds and upgrades, a broadening global market, and increased competition in the telecommunications services industry. Segment sales and earnings in 1997 also reflect improvement in the information display businesses following a weak performance in 1996.

Sales of Corning's optical fiber and optical cable businesses increased significantly in 1997 and 1996 as a result of continued strong worldwide demand for information transmission products. Domestic volume growth has been driven by regional, local and long-haul telephone companies and cable television operators who are installing optical fiber to increase network capacity, reducing operating costs and adding new services. International volume growth has been driven by China and other developing countries which are modernizing telecommunications infrastructures. In addition, sales to developed countries have grown due to privatization of government owned networks and telecommunications industry deregulation. Sales growth in 1997 reflected price stability through most of the year, with prices declining somewhat in the fourth quarter. Earnings in this business increased significantly in both 1997 and 1996, primarily as a result of increased sales.

As a result of the strong worldwide demand for optical fiber, Corning continued to expand its manufacturing capacity. Corning increased capacity during 1997 with the completion of the approximately $250 million expansion of its optical fiber production facility in Wilmington, North Carolina. To further participate in the expected growth of this market, Corning has begun construction on a new several hundred million dollar optical fiber production facility in Concord, North Carolina. Construction is expected to be completed in 1999.

Sales in Corning's telecommunications hardware and equipment business increased substantially in 1997 and 1996 due to volume gains driven by overall market growth for fiber optic and copper communications product accessories. Earnings in 1997 and 1996 increased modestly as the volume gains were somewhat offset by costs associated with plant consolidation efforts.

Sales in the developing photonic technologies business grew significantly in 1997 and 1996 driven by increased sales of fibergain modules and other products which amplify, split, modify and manage transmissions in high-speed optical telecommunications systems. Sales in 1997 also increased due to the second quarter acquisition of Optical Corporation of America, a worldwide supplier of opto-electronic components and systems. Earnings in the photonic technologies business in 1997 were lower than 1996 levels as the increase in sales was more than offset by heavy development spending for new products and increased manufacturing and operating expenses necessary to support this growing business. Earnings increased significantly in 1996 due to the sales growth. To increase capacity in response to growing demand, Corning substantially completed construction of a $40 million production facility near Corning, New York, during 1997. Sales and earnings of this business were not significant prior to 1996.

Sales and earnings in the conventional video components business increased in 1997 as sales volume continued to reflect a shift in customer demand toward larger screen televisions and Corning's production capacity for these products increased. In 1996, Corning completed the second phase of a three phase, $200 million expansion of its State College, Pennsylvania, television glass plant, which will substantially improve Corning's capability to make larger size video components. Earnings increased significantly in 1997 over 1996 levels, which were impacted by costs associated with glass furnace repairs and expansion related activities. Sales were down slightly in 1996 when compared to 1995, as the activity related to the State College capacity expansion and glass furnace repairs limited the effective capacity during the year. Likewise, earnings in 1996 decreased significantly due to the glass furnace repairs and the costs of expanding the State College facility. Corning anticipates completing the third phase of the State College capacity expansion in early 1998.

Sales of the projection video components business increased modestly in 1997 as gains achieved from a stronger institutional market somewhat offset softness in the consumer market sector. Earnings increased in 1997 due to the sales increase and manufacturing cost efficiencies when compared to 1996. Sales decreased slightly in 1996 when compared with 1995 as a result of general market softness. During 1996, Corning completed the second phase of an approximate $60 million expansion of its projection video components manufacturing facility in Cincinnati, Ohio. The lower volume, coupled with expansion related manufacturing inefficiencies, resulted in significantly decreased earnings in 1996.

Sales in the advanced display products business, which produces liquid crystal display glass for flat panel displays, were even with 1996 as substantial volume gains were offset by price declines and the impact of unfavorable exchange rates. In addition, sales of glass into Korea declined as Samsung-Corning Precision Glass Company, Ltd., an equity affiliate, began production in that market. Sales increased in 1996 reflecting strong volume growth offset partially by price declines. The business incurred a loss in both 1997 and 1996 principally as a result of heavy spending on new product development which more than offset improved operating performance.

The 1995 restructuring charge in this segment resulted from management's decision to exit the manufacturing facility for glass ceramic memory disks.

Equity Companies
(In millions)                                      1997       1996       1995
--------------------------------------------------------------------------------
Net sales                                      $1,350.3   $1,120.4   $  982.2
Corning's share of net income                      57.9       67.5       47.4
--------------------------------------------------------------------------------

Sales of Corning's optical fiber equity companies increased slightly and earnings decreased in 1997 compared to 1996, as volume increases at European equity companies were offset by price declines and reduced volume in Australian and Southeast Asian markets.

In 1997, Corning formed Biccor Pte. Ltd., a holding company owned by Corning and BICC Cables-Asia Pacific Pte. Ltd., to manage optical fiber cable plants in Southeast Asia and China. Additionally in 1997, Corning formed Samara Optical Cable Company, located in Samara, Russia, which is owned by Corning and Samara Cable Company. These investments are expected to improve geographic market access for optical fiber produced in Corning's domestic production facilities.

Samsung-Corning Company, Ltd. is a South Korea-based manufacturer which produces glass panels and funnels for television and display monitors. Samsung-Corning's sales increased in 1997 and 1996. Sales in both years benefited from Samsung-Corning's global expansion which included the acquisition and building of manufacturing and sales facilities in Germany and Malaysia. Sales in 1997 were also favorably impacted by additional volume received while a competitor incurred an employee strike, but adversely impacted by price declines driven by a competitive Asian market. Earnings increased in 1997 as the increased volume and cost reductions more than offset the impact of price declines. Earnings increased in 1996 as volume gains were partially offset by the impact of the start up of new capacity in both Germany and Malaysia during the year.

Equity earnings of the Communications segment in 1997 and 1996 were impacted by start-up costs incurred by Samsung-Corning Precision Glass Company, Ltd. and the American Video Glass Company. Samsung-Corning Precision, a Corning and Samsung Group equity venture formed in 1995, began producing liquid-crystal display glass in Korea in late 1996. This start-up venture achieved break-even operating results in 1997; however, earnings were adversely affected by currency translation losses at year end 1997. During 1997, the American Video Glass Company, a partnership between Sony Electronics, Inc., Asahi Glass of America and Corning began to manufacture and supply television glass components to Sony's North American operations. In 1997, Corning, Asahi Glass Company Ltd. of Japan and the Samsung Group formed Video Monitores de Mexico, S.A. de C.V., an equity venture that may establish a manufacturing facility in Mexico to finish glass funnels and panels for color television tubes for the North American market.

Outlook: Sales and earnings of the Communications segment are expected to increase in 1998 but at a significantly lower rate than experienced in 1997. Volume gains expected in the optical fiber and cable businesses will be substantially offset by pricing pressures due in part to weakened Asian markets. Sales and earnings of the photonic technology business are expected to increase. Sales of the information display businesses are expected to be flat, with a decline in the conventional video components business offset by growth in the advanced display products and projection video components businesses; however, earnings are expected to increase as a result of cost reduction programs, improved manufacturing and reduced development spending.

Equity earnings from the optical fiber equity companies are expected to be even with 1997 levels as both volume and price may be impacted by weakened Asian markets. Samsung-Corning's earnings are expected to decline due to pricing pressures of a competitive Asian market offset somewhat by cost reductions. Earnings at Samsung-Corning Precision and American Video Glass Company are expected to improve.


Specialty Materials
(In millions)                                      1997       1996       1995
--------------------------------------------------------------------------------
Consolidated sales                             $1,022.7   $  996.4   $  871.9
Income from continuing operations before taxes    237.1      195.8      174.7(1)
--------------------------------------------------------------------------------

(1) Includes $6.6 million of restructuring charges.

Consolidated Operations: Consolidated sales of the Specialty Materials segment increased slightly in 1997 as significant growth from the advanced materials business was offset by a decline in the optical products business and relatively flat sales in the other businesses of this segment. Segment earnings increased significantly in 1997 from the sales gains in the advanced materials business and performance improvements in the science products business and at Quanterra Incorporated, an environmental testing business. Consolidated sales increased in 1996 due primarily to the consolidation of Quanterra in the first quarter of 1996 and in part from growth in the environmental products, science products and advanced materials businesses. Segment earnings increased significantly in 1996, reflecting strong performance in the environmental products, science products and advanced materials businesses, offset somewhat by losses at Quanterra.

Sales and earnings of the environmental products business in 1997 were flat compared to 1996, reflecting steady volume levels in North America and an increase in volume in Europe, which were offset by the impact of employee strikes at Korean automobile manufacturers during the year and from unfavorable exchange rates. Earnings in 1997 also reflect higher development spending for new products. Sales increased in 1996 reflecting significant volume gains in the automotive substrate market driven by strong market demand particularly in Europe, while sales of substrates in North America and in diesel applications increased slightly from 1995 levels. Earnings increased substantially in 1996 as a result of worldwide volume and operational gains in both the United States and European operations.

In January 1996, Corning completed a transaction whereby Corning increased its ownership in Quanterra to 81% in exchange for an investment of approximately $20 million. As a result of this transaction, Corning began consolidating Quanterra's results in the first quarter of 1996. Quanterra's 1996 sales reflected declining market demand and downward pricing pressure. Despite cost reduction efforts, Quanterra incurred a loss in 1996 due to the volume decrease and lower prices. Sales in 1997 stabilized and were comparable with 1996. Due to continued cost reduction efforts in 1997, performance improved and results were essentially break-even for the year.

Sales and earnings of the advanced materials business increased significantly in 1997 and 1996 due to continued strong growth in high purity fused silica applications for the semiconductor equipment industry and in isolators for the telecommunications industry. As a result of the tremendous growth in demand for high purity fused silica products, Corning began construction in 1997 of a new manufacturing facility near Charleston, South Carolina, to increase capacity for this business. Production at this facility is expected to start in the second quarter of 1998 and reach planned production levels by the end of the year. This facility will complement the current manufacturing operations in Canton, New York, which were also expanded during 1997.

Sales of the science products business in 1997 were comparable with 1996, with gains in plastic products driven by international growth and in new products being offset by declines in glass products. Sales in 1997 were also impacted by inventory reductions in the distribution channels for the plastics business and unfavorable exchange rates. Earnings increased in 1997 due to a favorable sales mix and cost reduction efforts. Sales and earnings increased in 1996 over 1995 as a result of improved volume, manufacturing efficiencies and cost reductions.

Sales of Corning's other Specialty Materials businesses, consisting of optical products and lighting products, decreased in 1997 due to a decline in the optical products business which experienced market demand that continues to shift from glass to plastic lenses. Earnings decreased in 1997 as a result of lower sales and development spending for new products, which decreased results in the optical products business, offsetting performance improvements in the lighting products business. Sales decreased in 1996 due to volume declines in the lighting business as a result of exiting certain product lines. Earnings decreased in 1996 due to the lower volume and higher development spending by the optical products business.

Equity Companies
(In millions)                                      1997       1996       1995
--------------------------------------------------------------------------------

Net sales                                      $  210.5   $  182.5   $  290.8
Corning's share of net income                      13.1        8.8        6.4
--------------------------------------------------------------------------------

Equity earnings in the Specialty Materials segment in 1997 and 1996 primarily include Eurokera, S.N.C., a French-based manufacturer of glass-ceramic cooktops. Equity earnings in 1995 also include Quanterra, which Corning began consolidating in 1996.

Sales and earnings of Eurokera increased in both 1997 and 1996 as a result of growing demand for glass-ceramic cooktops. In response to increased demand in North America, Eurokera formed Eurokera North America Inc., which opened a manufacturing facility in South Carolina during 1995.

Outlook: Consolidated sales in 1998 for this segment are expected to increase in comparison to 1997, led by the advanced materials business as it increases capacity during 1998. Modest sales growth in the environmental products and science products business is expected from gains in international markets and new products. Earnings are expected to increase as a result of the anticipated sales gains. Certain businesses in the Specialty Materials segment, primarily the advanced materials and environmental products businesses, could be impacted by decreased demand from Asian markets.


Consumer Products
(In millions)                                      1997       1996       1995
--------------------------------------------------------------------------------

Consolidated sales                             $  601.1   $  685.8   $  673.5
Income from continuing operations before taxes     57.0       38.2       10.1
--------------------------------------------------------------------------------

Consolidated Operations: Consolidated sales in the Consumer Products segment decreased in 1997 primarily as a result of the planned reduction in the number of stock-keeping units offered and less profitable customer accounts, as well as due to market softness in the second half of the year. Consolidated sales were also affected by the sale of the Serengeti eyewear business in early 1997. Earnings in this segment increased significantly in 1997 due to continued manufacturing efficiencies and cost reduction programs with the objectives of process simplification and improved customer service.

Consolidated sales in the Consumer Products segment increased slightly in 1996 as a result of volume gains in the mass-market channels and in international markets despite continued difficult retail houseware market conditions. Earnings in this segment increased significantly in 1996 due to the increased sales volume, cost reductions in the manufacturing and administrative areas and the gain recognized on the sale of CALP S.p.A., an equity company. The increase in international sales in 1996 was principally due to strength in Asia, but all geographic markets experienced improvements during the year.

In 1997, Corning sold the Serengeti eyewear business to Solar Mates, Inc. for approximately $28 million. The gain recognized on this transaction was not material.

Equity Companies
(In millions)                                      1997       1996       1995
--------------------------------------------------------------------------------

Net sales                                            --   $   27.5   $   95.0
Corning's share of net income                        --        0.5        1.2
--------------------------------------------------------------------------------

Equity earnings in the Consumer segment are principally from CALP S.p.A., which Corning sold in March 1996 for approximately $30 million. The gain recognized on the transaction was not material.

Outlook: Consolidated segment sales in 1998 are expected to be slightly higher than 1997 levels, primarily as a result of the planned introductions of new products and increased promotional activity. The consumer housewares market is expected to continue to be competitive. Earnings in 1998 are expected to continue to improve due to continued manufacturing cost reductions. Sales and earnings of this segment may also be impacted by decreased demand from Asian markets.

As discussed on page 6, Corning continues to explore the divestiture of its worldwide consumer housewares business.

Corporate Investments

Other than Dow Corning Corporation
(In millions)                                      1997       1996       1995
--------------------------------------------------------------------------------

Net sales                                      $  247.3   $  262.9   $  223.3
Corning's share of net income                       8.2        8.3       11.7
--------------------------------------------------------------------------------

Corning's corporate equity companies include Pittsburgh Corning, Pittsburgh Corning Europe, N.V. and other small strategic investments that are not integrated with Corning's segments.

Sales of Pittsburgh Corning in 1997 were relatively flat compared to 1996, as volume increases in the glass block product line were offset by volume decreases in the foam glass insulation product line. Earnings increased in 1997 due to cost reductions in administrative areas. Sales and earnings of Pittsburgh Corning increased slightly in 1996 as increased volume in the foam glass insulation product line was partially offset by decreased volume in glass block sales.

Sales of Pittsburgh Corning Europe decreased in 1997 as volume increases in the foam glass insulation product line were more than offset by price declines. Earnings in 1997 were flat in comparison to 1996 as cost reductions in administrative areas offset price declines. Sales and earnings of Pittsburgh Corning Europe decreased in 1996 due to market softness.

Dow Corning Corporation

Corning is a 50% owner of Dow Corning Corporation, a manufacturer of silicones. The other 50% of Dow Corning is owned by The Dow Chemical Company.

On May 15, 1995, Dow Corning voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code as a result of several negative developments related to the breast implant litigation. At that time, Corning management believed it was impossible to predict if and when Dow Corning would successfully emerge from Chapter 11 proceedings. As a result, Corning recorded an after-tax charge of $365.5 million, or $1.62 per share, in the second quarter of 1995 to fully reserve its investment in Dow Corning.

Corning also discontinued recognition of equity earnings from Dow Corning beginning in the second quarter of 1995. Corning recognized equity earnings from Dow Corning of $17.5 million, or $0.08 per share, in the first quarter 1995.
Note 5 of the Notes to Consolidated Financial Statements includes additional financial information related to this investment.

Dow Corning filed its first plan of a reorganization with the Federal Bankruptcy Court in December 1996. In August 1997, Dow Corning filed its first amended plan of reorganization. On February 17, 1998, Dow Corning filed its Second Amended Plan of reorganization with the Bankruptcy Court. Corning continues to believe that it is impossible to predict if and when Dow Corning will successfully emerge from Chapter 11 proceedings.

Provision for Restructuring

In the second quarter 1995, Corning recorded a restructuring charge of $26.5 million ($16.1 million after tax), or $0.07 per share. The charge included severance for workforce reductions, primarily in corporate staff groups, a curtailment loss in Corning's primary pension plan attributable to workforce reductions and the write-off of production equipment resulting from the decision to exit the manufacturing facility for glass ceramic memory disks. These actions have been completed.

Taxes

Corning's effective tax rate was 33.5% in 1997, 33.5% in 1996 and 29.1% in 1995. The lower 1995 rate was due to a higher percentage of Corning's earnings resulting from consolidated entities with lower effective tax rates and the restructuring charge. Note 7 of the Notes to Consolidated Financial Statements reconciles the effective tax rate to the statutory tax rate.

Results of Discontinued Operations

The loss from discontinued operations in 1996 totaled $167.3 million, or $0.74 per share, and includes a provision for loss on Distributions of $176.5 million, or $0.78 per share, offset by income from discontinued operations totaling $9.2 million, or $0.04 per share, recognized in the first quarter of 1996, prior to Corning's decision to complete the Distributions. The $176.5 million provision for loss on Distributions included a $142 million after-tax charge to increase reserves for government claims and an after-tax charge for transaction costs offset by the results of operations of the distributed businesses from April 1, 1996 through December 31, 1996, the Distribution date.

Income from discontinued operations in 1995 totaled $20.7 million, or $0.09 per share. The results in 1995 reflect a restructuring charge of $24.4 million after tax, which includes severance for workforce reduction programs and the costs of exiting a number of leased facilities primarily at Quest Diagnostics.

Results of the discontinued operations include allocations of consolidated interest expense totaling $51.7 million and $48.5 million in 1996 and 1995, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.

Corning has agreed to indemnify Quest Diagnostics on an after-tax basis, for the settlement of certain government claims against certain other claims that were pending at December 31, 1996. Coincident with the Distributions, Corning recorded a payable to Quest Diagnostics of approximately $25 million, which is equal to management's best estimate of amounts which are probable of being paid by Corning to Quest Diagnostics to satisfy the remaining indemnified claims on an after-tax basis. Payments during 1997 were not significant.

Although management believes that established reserves for indemnified claims are sufficient, it is possible that additional information may become available to Quest Diagnostics' management, which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to Corning's results of operations and cash flow in the period in which such claims are settled. Management does not believe that these issues will have a material adverse impact on Corning's overall financial condition.

Liquidity and Capital Resources

Corning's working capital decreased from $611.2 million at the end of 1996 to $406.9 million at the end of 1997. The ratio of current assets to current liabilities was 1.4 at the end of 1997 compared with 1.8 at year end 1996. Corning's long-term debt as a percentage of total capital was 36% at the end of 1997, compared with 42% at the end of 1996. The decrease in the current ratio is due primarily to an increase in current borrowings in 1997.

During the fourth quarter of 1996, Quest Diagnostics and Covance borrowed approximately $650 million from third-party lenders and repaid intercompany debt to Corning prior to the Distributions. Corning used the proceeds from the repayment of intercompany debt to repay approximately $375 million of short-term borrowings and $75 million of long-term debt.

Corning's working capital position is reinforced by available bank credit lines totaling $799 million and the ability to issue up to $375 million of medium- and long-term debt under existing shelf-registration statements filed with the Securities and Exchange Commission. Corning's management believes the Company has sufficient financial flexibility and ready access to funds to meet seasonal working capital requirements and for capital expenditures.

Cash Flows

Cash and short-term investments at the end of 1997 decreased from 1996 by $121.9 million due to operating activities which provided cash of $720.1 million, offset by investing and financing activities which used cash of $742.3 million and $87.5 million, respectively. Cash and short-term investments at the end of 1996 increased from 1995 by $35.6 million as operating activities and investing activities provided cash of $602.8 million and $80.0 million, respectively, offset by financing activities and discontinued operations which used cash of $439.2 million and $188.3 million, respectively.

Net cash provided by operating activities increased in 1997 compared with 1996 due primarily to increased earnings. Cash flows from operating activities in 1996 increased compared with 1995 primarily due to increased earnings of continuing operations before special charges partially offset by an increase in cash used for working capital.

Corning invested significant cash in capital expansions in 1997 and 1996. Corning generated cash from investing activities in 1996 as proceeds from the repayment of intercompany debt by Quest Diagnostics and Covance, prior to the Distributions, were greater than capital spending. Capital spending amounted to $774.8 million, $597.8 million and $381.8 million in 1997, 1996 and 1995, respectively. Corning anticipates capital spending will approximate $750 million in 1998. The high level of capital spending in 1996, 1997 and expected in 1998 relates primarily to capacity expansions in Corning's growth businesses and expanded research and development facilities.

Corning used cash in financing activities in 1997 as dividend payments and repurchases of common stock more than offset net borrowings. The level of cash used in financing activities in 1997 was lower than in 1996, which reflected a high level of net loan repayments with the proceeds from the Distributions.

Corning repurchased $50.1 million, $83.9 million and $33.1 million of its common stock in 1997, 1996 and 1995, respectively. All of the 1997 and 1995 amounts and approximately $50 million of the 1996 amount were repurchased pursuant to a systematic plan authorized by the Board of Directors. Corning's systematic plan is designed to provide shares for Corning's various employee benefit programs. The remainder of the 1996 stock repurchases were from employees to satisfy tax withholding requirements on shares issued under employee benefit plans.

Dividends paid to common shareholders in 1997 totaled $166.2 million compared with $165.3 million in 1996 and $165.2 million in 1995.

Cash used in discontinued operations totaled $15.3 million, $188.3 million and $18.5 million in 1997, 1996 and 1995, respectively. The high level of cash used in discontinued operations in 1996 primarily relates to the payment of government claims settlements related to Quest Diagnostics.

Environment

Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 15 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $20 million for its estimated liability for environmental cleanup and related litigation at December 31, 1997.

Effects of Inflation

Amounts reflected in the financial statements do not provide for the effect of inflation on operations or financial position. The expenses and asset values, specifically those related to long-lived assets, reflect historical cost and do not necessarily represent replacement cost or charges to operations based on replacement cost. Corning's operations provide funds from operations which, along with other sources, are sufficient to replace fixed assets as necessary. Net income would be lower than reported if the effects of inflation were reflected by charging operations for replacement costs.

Year 2000

The Company has performed an assessment of required modification or replacement of its internal software to become Year 2000 compliant. Management believes the required software changes will be completed without causing operational issues and does not believe that the costs associated with these changes will materially impact the Company's results of operations or financial condition.

Market Risk Disclosures

Corning operates and conducts business in many foreign countries. As a result, there is exposure to potentially adverse movement in foreign currency rate changes. Corning enters into foreign exchange forward contracts with durations generally less than 12 months to reduce its exposure to exchange rate risk on foreign source income and purchases. The objective of these contracts is to neutralize the impact of exchange rate movements on Corning's operating results.

Corning does not hold or issue derivative financial instruments for trading purposes. The fair value of market sensitive instruments at December 31, 1997, and the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in exchange rates is not material.


Item 8.  Financial Statements

See Item 14 (a) 1.


Item 9.  Disagreements on Accounting and Financial Disclosures

None.

                                    PART III


Item 10.  Directors and Executive Officers

A list of Directors of the Company, appearing under the caption "Nominees for Election as Directors" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 30, 1998, is incorporated by reference in this Annual Report on Form 10-K.

Executive Officers of the Registrant*

Roger G. Ackerman (59) Chairman of the Board and Chief Executive Officer
Mr. Ackerman joined Corning in 1962. In 1972 he was appointed president of Corhart Refractories Co. He was elected senior vice president and general manager of Corning Ceramics in 1975, a senior vice president in 1980, director of the Manufacturing and Engineering Division in 1981, and president and chief executive officer of MetPath Inc. (now Quest Diagnostics Incorporated) in 1983. In 1985, he was elected group president and a director. In 1990 Mr. Ackerman was elected president and in 1996 was elected to his present position.

Van C. Campbell (59) Vice Chairman
Mr. Campbell joined Corning in 1964. He was elected assistant treasurer in 1971, treasurer in 1972, a vice president in 1973, financial vice president in 1975 and senior vice president for finance in 1980. He became general manager of the Consumer Products Division in 1981. Mr. Campbell was elected vice chairman and a director in 1983.

Norman E. Garrity (56) Sector President and Co-Chief Operating Officer
Mr. Garrity joined Corning in 1966 and subsequently served in a variety of manufacturing and engineering management positions. In 1979 he was appointed sales and marketing manager for Corning Electronics. In 1984 he was appointed general manager of the Electrical Products Division and subsequently appointed vice president. He was elected senior vice president in 1987 and executive vice president in 1990, responsible for the Specialty Materials Group and the manufacturing and engineering function. In 1996 he was elected to his present position of President, Corning Technologies.

John W. Loose (55) Sector President and Co-Chief Operating Officer
Mr. Loose joined Corning in 1964 and subsequently held a variety of sales and marketing positions in the Consumer Products Division. In 1986 he was appointed vice president and general manager for the Asia-Pacific area. In 1988 he was appointed vice president for Corning International Corporation and president and chief executive officer of Corning Asahi Video Products Company and subsequently senior vice president, International. In April 1990 he was elected executive vice president responsible for the Information Display Group. In 1993, Mr. Loose became responsible for the consumer business and was elected president and chief executive officer of Corning Consumer Products Company. In 1996 he was elected to his present position of President, Corning Communications.

James M. Ramich (52) Executive Vice President
Mr. Ramich joined Corning in 1973 and served in a variety of managerial positions in Purchasing, Treasury, and the Electronic Components Division. In 1988, he was appointed director of Corporate Development, vice president in 1990 and became vice president and general manager of the Advanced Display Products business the same year. Mr. Ramich was elected executive vice president responsible for the Information Display Group in 1993.

Katherine A. Asbeck (41) Vice President and Controller
Ms. Asbeck joined Corning in 1991 as director of accounting. She was appointed assistant controller in 1993, designated chief accounting officer in 1994 and elected vice president and controller effective as of May 16, 1997. Prior to joining Corning, Ms. Asbeck was a senior audit manager of Price Waterhouse LLP.

Peter Booth (58) Senior Vice President
Mr. Booth joined Corning in 1974 as international counsel and was elected a vice president of Corning International Corporation in 1975. He became corporate counsel in 1980. In 1983 he was appointed director of Corporate Plans and elected vice president and secretary. He became executive vice president of Corning Japan K.K. in 1986. In 1991, Mr. Booth was named senior vice president responsible for Strategy and Development.

Peter F. Campanella (52) President and CEO of Corning Consumer Products Company Mr. Campanella joined Corning in 1971 and subsequently served in a variety of sales and marketing positions in the Consumer Products Division and Corning International. He became director of sales and marketing in Science Products in 1989, vice president and general manager in 1990 and was named senior vice president in 1994. He assumed responsibility for the Advanced Materials & Process Technologies group in 1995 and was elected to his present position in April 1996.

James R. Cooke (46) Vice President
Mr. Cooke joined Corning in 1980 and has served in various accounting, finance, and strategic planning positions. In July 1994, he was appointed
Opto-Electronics division vice president and general manager, Components Products Business and director of external development in June 1995. He was named vice president business development and general manager of Opto-Electronics Components Products Business in March 1996 and vice-president-new business of Corning Communications in November, 1997.

Charles W. Deneka (53) Senior Vice President
Mr. Deneka joined Corning in 1972 and subsequently held manufacturing, engineering and development positions in several divisions. In 1990, he was named vice president and director of Development responsible for new product development activities. In January 1995, he was appointed senior vice president and chief technical officer.

Robert L. Ecklin (59) Senior Vice President
Mr. Ecklin joined Corning in 1961 and served in a variety of U.S. and international manufacturing and engineering managerial positions. For Corning Engineering he served as its vice president in 1982 and was appointed its president in 1983. In 1986 he became vice president of Business Development. Mr. Ecklin was appointed general manager of the Industrial Products Division in 1989 and senior vice president in 1990.

James B. Flaws (49) Senior Vice President, Treasurer and Chief Financial Officer Mr. Flaws joined Corning in 1973 and has held a variety of positions within Corning's Consumer Products group and in 1991 was appointed vice president and chief financial officer. Mr. Flaws was elected assistant treasurer of Corning Incorporated in 1993, vice president and controller effective as of February 1, 1997 and vice president-finance and treasurer effective as of May 16, 1997. He was elected senior vice president and chief financial officer in December, 1997.

A. John Peck, Jr. (58) Secretary
Mr. Peck joined Corning in 1972. He has served as assistant counsel and as associate counsel in the Legal Department. He was appointed assistant secretary in 1981 and elected secretary in 1988.

William C. Ughetta (65) Senior Vice President and General Counsel
Mr. Ughetta joined Corning in 1968 as assistant secretary and assistant counsel. He was elected secretary of the corporation in 1971 and vice president and general counsel in 1972. He was elected a senior vice president in 1983.

Wendell P. Weeks (38) Senior Vice President
Mr. Weeks joined Corning in 1983 and has served in various accounting, business development, and business manager positions. In 1992, he was named general manager and director of external development, Opto-Electronics Components Business, division vice president in July 1994, and deputy general manager in June 1995. He was appointed vice president and general manager of the Telecommunications Products Division in March 1996 and senior vice president effective November 1, 1997.


*as of December 31, 1997

Item 11.  Management Remuneration and Transactions

Information covering Management Remuneration and Transactions, appearing under the captions "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Other Matters" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 30, 1998, is incorporated by reference in this Annual Report on Form 10-K.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information with respect to Security Ownership of Certain Beneficial Owners, appearing under the caption "Security Ownership of Certain Beneficial Owners" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 30, 1998, is incorporated by reference in this Annual Report on Form 10-K.


Item 13.  Certain Relationships and Related Transactions

A description of transactions with management and others and certain business relationships, appearing under the captions "Directors' Compensation and Other Matters Relating to Directors" and "Other Matters" in the Proxy Statement relating to the annual meeting of stockholders to be held on April 30, 1998, is incorporated by reference in this Annual Report on Form 10-K.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this report:

      1. Index to financial statements and financial statement schedules, filed as part of this report:

                                                                            Page

                  Report of Independent Accountants                           22

                  Consolidated Statements of Income                           23

                  Consolidated Balance Sheets                                 24

                  Consolidated Statements of Cash Flows                       25

                  Notes to Consolidated Financial Statements               26-47

                  Financial Statement Schedule:
                           II       Valuation Accounts and Reserves           48

      2.    Supplementary Data:

                  Quarterly Operating Results and Related Market Data         49
                  Five Years in Review - Historical Comparison             50-51
                  Investor Information                                     52-53

      3.    Exhibits filed as part of this report: see (c) below.

(b)   Reports on Form 8-K filed during the last quarter of fiscal 1997:

      A report on Form 8-K dated October 15, 1997, filed in connection with the registrant's medium-term note facility, includes Corning's third quarter earnings press release of October 15, 1997.

(c)   Exhibits filed as part of this report:

      #3(i) Articles of Incorporation of the Registrant:

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

            Certificate of Amendment, dated April 30, 1992, of the Restated Certificate of Incorporation of the Registrant which appears as
            Exhibit 3(a) to the 1992 Annual Report on Form 10-K is incorporated herein by reference in this Annual Report on Form 10-K pursuant to an exemption in accordance with Section 232.102(a) of Regulation S-T.

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

      #3(ii) By-laws of Corning Incorporated as amended to and effective as of April 25, 1996.

      #4 Rights Agreement dated June 5, 1996, that defines the preferred share purchase rights which trade with the Registrant's common stock, which appears as Exhibit 1 to Form 8-K, dated July 10, 1996, is incorporated herein by reference in this Annual Report on Form 10-K.

      #12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

      #21    Subsidiaries of the Registrant at December 31, 1997

      #23    Consent of Independent Accountants

      #24    Powers of Attorney

      #27    Financial Data Schedule

(d)   Dow Corning Corporation:                                              Page

             Report of Independent Accountants                                54

             Consolidated Balance Sheets                                   55-56

             Consolidated Statements of Operations and Retained Earnings      57

             Consolidated Statements of Cash Flow                             58

             Notes to Consolidated Financial Statements                    59-86

Financial statements of unconsolidated subsidiary companies and associated companies accounted for under the equity method, other than Dow Corning Corporation, have been omitted. Summary financial information on Corning's equity-basis companies is presented in Note 5 (Investments) of the Notes to Consolidated Financial Statements appearing on pages 31 and 32.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated


By       /s/ Roger G. Ackerman        Chairman of the Board and
   --------------------------------   Chief Executive Officer      March 9, 1998
          (Roger G. Ackerman)



By        /s/ James B. Flaws          Senior Vice President,
   --------------------------------   Treasurer, and
           (James B. Flaws)           Chief Financial Officer      March 9, 1998



By      /s/ Katherine A. Asbeck       Vice President and
   --------------------------------   Controller                   March 9, 1998
         (Katherine A. Asbeck)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated.

                                      Capacity                          Date


                  *                   Chairman of the Board,       March 9, 1998
-----------------------------------   Chief Executive Officer
                                      and Director
         (Roger G. Ackerman)



                  *                   Director                     March 9, 1998
-----------------------------------
           (Robert Barker)


                  *                   Director                     March 9, 1998
-----------------------------------
         (John Seely Brown)


                  *                   Director                     March 9, 1998
-----------------------------------
          (Van C. Campbell)


                  *                   Director                     March 9, 1998
-----------------------------------
      (Lawrence S. Eagleburger)


                  *                   Director                     March 9, 1998
-----------------------------------
          (John H. Foster)


                  *                   Director                     March 9, 1998
-----------------------------------
         (Norman E. Garrity)

                  *                   Director                     March 9, 1998
-----------------------------------
           (Gordon Gund)


                  *                   Director                     March 9, 1998
-----------------------------------
         (John M. Hennessy)


                  *                   Director                     March 9, 1998
-----------------------------------
        (James R. Houghton)


                  *                   Director                     March 9, 1998
-----------------------------------
         (James W. Kinnear)


                  *                   Director                     March 9, 1998
-----------------------------------
          (John W. Loose)


                  *                   Director                     March 9, 1998
-----------------------------------
        (James J. O'Connor)


                  *                   Director                     March 9, 1998
-----------------------------------
        (Catherine A. Rein)


                  *                   Director                     March 9, 1998
-----------------------------------
          (Henry Rosovsky)


                  *                   Director                     March 9, 1998
-----------------------------------
          (H. Onno Ruding)


                  *                   Director                     March 9, 1998
-----------------------------------
       (William D. Smithburg)



       /s/ William D. Eggers
*By
   --------------------------------
        (William D. Eggers,
         Attorney-in-fact)

REPORT OF INDEPENDENT ACCOUNTANTS


Price Waterhouse LLP


January 28, 1998



To the Board of Directors and Stockholders of Corning Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 18 present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
1177 Avenue of the Americas
New York, New York  10036

CONSOLIDATED STATEMENTS OF INCOME                                                Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)                                                1997       1996       1995
------------------------------------------------------------------------------------------------------------------------------

Revenues
  Net sales                                                                          $4,089.7   $3,651.6   $3,257.1
  Royalty, interest and dividend income                                                  39.4       32.9       30.6
------------------------------------------------------------------------------------------------------------------------------
                                                                                      4,129.1    3,684.5    3,287.7
------------------------------------------------------------------------------------------------------------------------------

Deductions
  Cost of sales                                                                       2,406.2    2,258.9    2,032.6
  Selling, general and administrative expenses                                          671.4      639.8      556.2
  Research and development expenses                                                     250.7      191.3      175.7
  Provision for restructuring                                                              --         --       26.5
  Interest expense, net                                                                  85.0       69.1       69.3
  Other, net                                                                             37.6       38.1       21.3
------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before taxes on income                                678.2      487.3      406.1
Taxes on income from continuing operations                                              227.2      163.2      118.2
------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before minority interest
  and equity earnings                                                                   451.0      324.1      287.9
Minority interest in earnings of subsidiaries                                           (76.7)     (52.6)     (64.4)
Dividends on convertible preferred securities of subsidiary                             (13.7)     (13.7)     (13.7)
Equity in earnings (losses) of associated companies:
  Other than Dow Corning Corporation                                                     79.2       85.1       66.7
  Dow Corning Corporation                                                                  --         --     (348.0)
------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                                                439.8      342.9      (71.5)
Income (loss) from discontinued operations, net of income taxes                            --     (167.3)      20.7
------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                                    $  439.8   $  175.6   $  (50.8)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
  Continuing operations                                                              $   1.92   $   1.50   $  (0.32)
  Discontinued operations                                                                  --      (0.74)      0.09
------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                    $   1.92   $   0.76   $  (0.23)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share
  Continuing operations                                                              $   1.85   $   1.48   $  (0.32)
  Discontinued operations                                                                  --      (0.70)      0.09
------------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                    $   1.85   $   0.78   $  (0.23)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Shares Used In Computing Earnings Per Share
   Basic earnings per share                                                             228.1      227.1      226.6
   Diluted earnings per share                                                           245.4      239.5      226.6

See Notes to Consolidated Financial Statements beginning on page 26.

CONSOLIDATED BALANCE SHEETS                                                        Corning Incorporated and Subsidiary Companies
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                December 31,
--------------------------------------------------------------------------------------------------------------------------------
(In millions, except share amounts)                                                     1997                    1996
--------------------------------------------------------------------------------------------------------------------------------

Assets

Current Assets
  Cash                                                                               $   65.3               $   51.9
  Short-term investments, at cost, which approximates market value                       36.0                  171.3
  Accounts receivable, net of doubtful accounts and
   allowances - $18.0/1997; $22.0/1996                                                  628.0                  566.3
  Inventories                                                                           564.7                  498.5
  Deferred taxes on income and other current assets                                     130.2                  130.7
--------------------------------------------------------------------------------------------------------------------------------

  Total current assets                                                                1,424.2                1,418.7
--------------------------------------------------------------------------------------------------------------------------------

Investments
  Associated companies, at equity                                                       292.9                  313.8
  Others, at cost                                                                        17.1                   23.4
Plant and Equipment, at Cost, Net of Accumulated Depreciation                         2,427.6                1,977.7
Goodwill and Other Intangible Assets,
  Net of Accumulated Amortization - $104.9/1997; $86.8/1996                             363.3                  330.4
Other Assets                                                                            286.3                  257.3
--------------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                         $4,811.4               $4,321.3
--------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities
  Loans payable                                                                      $  215.0               $   53.9
  Accounts payable                                                                      316.7                  268.9
  Other accrued liabilities                                                             485.6                  484.7
--------------------------------------------------------------------------------------------------------------------------------

  Total current liabilities                                                           1,017.3                  807.5
--------------------------------------------------------------------------------------------------------------------------------

Other Liabilities                                                                       678.1                  646.2
Loans Payable Beyond One Year                                                         1,134.1                1,208.5
Minority Interest in Subsidiary Companies                                               350.3                  310.7
Convertible Preferred Securities of Subsidiary                                          365.3                  365.1
Convertible Preferred Stock                                                              19.8                   22.2
Common Stockholders' Equity
  Common stock, including excess over par value
    and other capital - par value $0.50 per share;
    Shares authorized: 500 million;
    Shares issued: 264.3 million/1997; 261.0 million/1996                               707.2                  566.0
  Retained earnings                                                                   1,296.0                1,024.0
  Less cost of 32.7 million/1997 and 32.3 million/1996
    shares of common stock in treasury                                                 (724.5)                (672.5)
  Cumulative translation adjustment                                                     (32.2)                  43.6
--------------------------------------------------------------------------------------------------------------------------------

  Total common stockholders' equity                                                   1,246.5                  961.1
--------------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                           $4,811.4               $4,321.3
--------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements beginning on page 26.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                 Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                             1997        1996         1995
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
   Net income (loss)                                                                     $439.8      $175.6       $(50.8)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities of continuing operations:
     (Income) loss from discontinued operations                                              --       167.3        (20.7)
     Depreciation and amortization                                                        321.6       288.1        251.6
     Equity in earnings of associated companies, other than Dow
       Corning Corporation, less than (in excess of) dividends received                   (13.9)        2.9          7.8
     Equity in losses of Dow Corning Corporation                                             --          --        348.0
     Minority interest in earnings of subsidiaries
       in excess of dividends paid                                                         41.1        19.0         25.1
     (Gains) losses on disposition of properties and investments                           (4.8)        6.6         12.9
     Provision for restructuring, net of cash spent                                          --          --         25.4
     Deferred tax provision (benefit)                                                      14.9        18.5         (5.0)
     Other                                                                                 41.7        21.0          8.1
   Changes in operating assets and liabilities:
     Accounts receivable                                                                  (57.9)      (75.3)         9.7
     Inventories                                                                          (71.9)      (71.3)       (45.3)
     Deferred taxes and other current assets                                              (30.9)      (14.7)         5.5
     Accounts payable and other current liabilities                                        40.4        65.1        (16.1)
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities of Continuing Operations                        720.1       602.8        556.2
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Additions to plant and equipment                                                      (774.8)     (597.8)      (381.8)
   Acquisitions of businesses, net                                                        (32.0)      (15.1)        (3.1)
   Net proceeds from disposition of properties and investments                             56.3        35.9         18.3
   Proceeds from Distributions of subsidiaries                                               --       650.0           --
   Net increase in long-term investments                                                   (8.8)      (12.7)       (28.1)
   Other, net                                                                              17.0        19.7         (2.9)
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing Activities of Continuing Operations             (742.3)       80.0       (397.6)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Proceeds from issuance of loans                                                        131.4       415.4        167.9
   Repayment of loans                                                                     (38.2)     (205.5)       (86.7)
   Repayment of loans with proceeds from Distributions of subsidiaries                       --      (450.0)          --
   Increase in minority interest due to capital contributions                                --         8.6           --
   Proceeds from issuance of common stock                                                  37.2        43.4         24.3
   Repurchases of common stock                                                            (50.1)      (83.9)       (33.1)
   Payment of dividends                                                                  (167.8)     (167.2)      (167.2)
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Financing Activities of Continuing Operations                            (87.5)     (439.2)       (94.8)
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                            3.1        (2.2)         1.2
------------------------------------------------------------------------------------------------------------------------------------
Effect of accounting calendar change on cash                                                 --       (17.5)          --
------------------------------------------------------------------------------------------------------------------------------------
Cash used in discontinued operations                                                      (15.3)     (188.3)       (18.5)
------------------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                  (121.9)       35.6         46.5
Cash and cash equivalents at beginning of year                                            223.2       187.6        141.1
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Year                                                 $101.3      $223.2       $187.6
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements beginning on page 26.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Corning Incorporated and Subsidiary Companies
(Dollars in millions, except share and per-share amounts)
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies

Principles of Consolidation

On December 31, 1996, Corning distributed all of the shares of its health care services segment (Quest Diagnostics Incorporated and Covance Inc.), to its shareholders on a pro rata basis. Corning's consolidated financial statements and notes to consolidated financial statements report Quest Diagnostics and Covance as discontinued operations.

On May 5, 1997, Corning announced that it is exploring the divestiture of its worldwide consumer housewares business. On December 10, 1997, Corning announced that a planned recapitalization and sale of a controlling interest in the consumer business had been terminated. Corning continues to explore the divestiture of this business. The results of the consumer housewares business are included in continuing operations.

The consolidated financial statements include the accounts of all entities controlled by Corning. All significant intercompany accounts and transactions are eliminated.

The equity method of accounting is used for investments in associated companies which are not controlled by Corning and in which Corning's interest is generally between 20% and 50%.

Effective January 1, 1996, Corning made several changes to its accounting calendar to make Corning's results more comparable with other companies and to enable Corning to report results of certain subsidiaries on a more current basis. As part of the changes, Corning adopted an annual reporting calendar. Previously, Corning operated on a fiscal year ending on the Sunday nearest December 31.

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

Inventories

Inventories are stated at the lower of cost or market. Approximately 54% and 50% of Corning's inventories at December 31, 1997, and 1996, respectively, are valued using the last-in, first-out (LIFO) method. The first-in, first-out
(FIFO) method is used to value the remaining inventories, which are principally at consolidated subsidiaries.

Property and Depreciation

Land, buildings and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties using straight-line and accelerated methods.

Goodwill and Other Intangible Assets

Investment costs in excess of the fair value of net assets acquired are amortized over appropriate periods not exceeding 40 years. Other intangible assets are recorded at cost and amortized over periods not exceeding 15 years.

Taxes on Income

Corning uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.

2.   Earnings Per Common Share

Corning adopted Financial Accounting Standard No. 128, "Earnings per Share," (FAS 128) in 1997. FAS 128 revised standards for the computation and presentation of earnings per share (EPS), requiring the presentation of both basic and diluted earnings per share.

Basic earnings per share is computed by dividing net income, less dividends on Series B convertible preferred stock, by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income, plus dividends on convertible preferred securities of subsidiary, by the weighted-average number of common shares outstanding during the period after giving effect to dilutive stock options and adjusted for dilutive common shares assumed to be issued on conversion of Corning's convertible securities.

A reconciliation of the basic and diluted earnings per share computations for 1997 and 1996 are as follows:

                                                                  For the years ended December 31,
                                            ---------------------------------------------------------------------------
                                                              1997                                    1996
                                            -------------------------------------   -----------------------------------
                                                          Weighted-                               Weighted-
                                                            Average                                 Average
                                                             Shares     Per Share                    Shares   Per Share
                                              Income  (in millions)        Amount     Income  (in millions)      Amount
                                            --------  ------------      ---------   --------  -------------   ---------
Net income from continuing operations         $439.8           --             --     $342.9            --            --
Less:  Preferred stock dividends                (1.6)          --             --       (1.9)           --            --
                                            ------------------------------------    -----------------------------------

Basic Earnings per Share                       438.2         228.1        $1.92       341.0          227.1         $1.50
                                                                          =====                                    =====

Effect of Dilutive Securities
Options                                           --           4.8            --         --            2.8           --
Convertible monthly income
   preferred securities                         13.7          11.5            --       13.7            9.6           --
Convertible preferred stock                      1.6           1.0            --         --             --           --
                                            ------------------------------------    -----------------------------------

Diluted Earnings per Share                    $453.5         245.4        $1.85      $354.7          239.5         $1.48
                                              =================================      ===================================

In January 1997, the conversion rate of the convertible monthly income preferred shares was increased to recognize the effect of the Distributions of Quest Diagnostics and Covance.

At December 31, 1996, 222,000 shares of Series B Convertible Preferred Stock were outstanding. Each Series B share is convertible into four shares of Corning common stock. These shares were not included in the calculation of diluted EPS due to the anti-dilutive effect they would have had on EPS if converted.

Due to Corning's loss from continuing operations in 1995, a calculation of diluted EPS is not required. In 1995, dilutive securities consisted of options convertible into 1.6 million shares of common stock, Series B convertible preferred stock which paid dividends of $2.0 million and were convertible into
1.0 million shares of common stock, and convertible monthly income preferred securities which paid dividends of $13.7 million and were convertible into 9.6 million shares of common stock.
Weighted-average shares outstanding were 226.6 million.

3.   Business Combination and Divestitures

Purchases

In April 1997, Corning acquired 100% of the stock of Optical Corporation of America (OCA) for a total purchase price of approximately $70 million. The consideration was comprised of approximately 950,000 shares of Corning restricted stock, options and $32 million of cash. The acquisition was recorded using the purchase method of accounting. The results of operations of OCA are included in the consolidated financial statements from the date of acquisition. The excess cost over the fair value of the net tangible assets acquired is approximately $52 million and is being amortized over periods of up to 20 years.

Divestitures

In February 1997, Corning sold its Serengeti eyewear business to Solar-Mates, Inc. for approximately $28 million. In March 1996, Corning sold its equity investment in CALP S.p.A. for approximately $30 million. The gains recognized on these transactions were not material.

Other

In January 1996, Corning and International Technology completed a transaction whereby Corning increased its ownership in Quanterra Incorporated, a jointly owned company between Corning and International Technology, from 50% to 81% in exchange for an investment of approximately $20 million. In addition, Corning granted International Technology the right to put the remaining 19% interest in Quanterra to Corning at fair market value in January 2003. As a result of this transaction, Corning began consolidating Quanterra's results beginning in 1996.

4.   Information by Industry Segment

Corning is a diversified, global, technology-based corporation which operates in three broadly-based business industry segments: Communications, Specialty Materials, and Consumer Products.

The Communications segment includes the opto-electronics and information display businesses. The opto-electronics business produces optical fiber, optical cable, hardware and equipment and photonic technology components for the worldwide telecommunications industry. The information display business manufactures glass panels and funnels for the conventional television industry, projection video lens assemblies and liquid crystal display glass for flat panel displays.

The Specialty Materials segment includes the environmental products business, which produces emission control substrates and related technologies for all major vehicle producing market applications worldwide, the advanced materials business, which produces high purity fused silica for high-performance optical applications, and the science products business, which produces various plastic and glass laboratory products. The other businesses which operate in this segment specialize in the production of optical and lighting products.

The Consumer Products segment produces cookware, glassware and dinnerware that is sold primarily in the North American retail market through mass-market and other distribution channels. The Steuben crystal and Serengeti eyewear businesses are also included in this segment.

Many of Corning's administrative and staff functions are performed on a centralized basis. Corning charges these expenses to operating segments based on the extent to which each business uses a centralized function. Certain staff functions and certain research and development expenses which benefit all businesses or relate to future technologies are included in Other.

As a result of Corning's decision to fully reserve its investment in Dow Corning Corporation and discontinue recognition of equity earnings from Dow Corning during 1995, summary financial information for Dow Corning is not included in the segment data. Information for Dow Corning is presented separately in Note 5 of the Notes to Consolidated Financial Statements. Certain equity companies that are not associated with Corning's operating segments are classified in Other.

Information about the Company's segment operations is summarized on the following page.

4.   Information by Industry Segment (continued)

                                                          Commun-       Specialty     Consumer
Operations                                               ications       Materials     Products       Other       Total
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
   1997                                                  $2,465.9        $1,022.7       $601.1     $   39.4       $ 4,129.1
   1996                                                   1,969.4           996.4        685.8         32.9         3,684.5
   1995                                                   1,711.7           871.9        673.5         30.6         3,287.7

Income (loss) from continuing operations before taxes:
   1997                                                  $  684.3        $  237.1       $ 57.0     $ (300.2)      $   678.2
   1996                                                     528.5           195.8         38.2       (275.2)          487.3
   1995 (1)                                                 434.9           174.7         10.1       (213.6)          406.1

Assets
------------------------------------------------------------------------------------------------------------------------------------

Operating assets:
   1997                                                  $2,436.7        $  787.0       $525.7     $  769.1       $ 4,518.5
   1996                                                   1,967.2           740.9        570.8        728.6         4,007.5
   1995                                                   1,484.1           706.3        578.6      2,351.7         5,120.7

Capital expenditures:
   1997                                                  $  434.9        $  102.6       $ 29.2     $  208.1       $   774.8
   1996                                                     364.7            67.8         37.7        127.6           597.8
   1995                                                     180.7            96.3         44.8         60.0           381.8

Depreciation and amortization:
   1997                                                  $  167.5        $   68.3       $ 36.9     $   48.9       $   321.6
   1996                                                     141.0            65.0         36.9         45.2           288.1
   1995                                                     121.4            60.5         32.1         37.6           251.6

Equity Investments Other Than Dow Corning
------------------------------------------------------------------------------------------------------------------------------------

Investment in associated companies, at equity:
   1997                                                  $  195.1        $   35.6           --     $   62.2       $   292.9
   1996                                                     216.1            27.6           --         70.1           313.8
   1995                                                     195.8            60.2       $  9.6         75.4           341.0

Equity company sales:
   1997                                                  $1,350.3        $  210.5           --     $  247.3       $ 1,808.1
   1996                                                   1,120.4           182.5       $ 27.5        262.9         1,593.3
   1995                                                     982.2           290.8         95.0        223.3         1,591.3

Equity company net income:
   1997                                                  $  114.4        $   44.8           --     $   18.5       $   177.7
   1996                                                     158.5            23.8       $  2.4         23.6           208.3
   1995                                                     101.6             5.6          6.1         20.8           134.1

Corning's share of net income:
   1997                                                  $   57.9        $   13.1           --     $    8.2       $    79.2
   1996                                                      67.5             8.8       $  0.5          8.3            85.1
   1995                                                      47.4             6.4          1.2         11.7            66.7

(1) The 1995 restructuring charge totaling $26.5 million was included in income from continuing operations before taxes of Communications ($9.3 million), Specialty Materials ($6.6 million) and Other, including R&D ($10.6 million).

5.   Investments

Investments Other Than Dow Corning Corporation

Samsung-Corning Company Ltd., a 50% owned South Korea-based manufacturer of glass panels and funnels for cathode-ray tubes, represented $134.1 million and $150.3 million of Corning's investments accounted for by the equity method at year end 1997 and 1996, respectively.

The financial position and results of operations of Samsung-Corning and Corning's other equity companies are summarized as follows:

                                                      1997                       1996                      1995
-----------------------------------------------------------------------------------------------------------------------
                                              Samsung-        Total      Samsung-        Total     Samsung-       Total
                                               Corning       Equity       Corning       Equity      Corning      Equity
                                              Co. Ltd.    Companies      Co. Ltd.    Companies     Co. Ltd.   Companies
-----------------------------------------------------------------------------------------------------------------------

Net sales                                      $997.4      $1,808.1      $  794.9     $1,593.3    $ 713.4      $1,591.3
Gross profit                                    265.8         637.9         192.8        554.7      152.8         491.6
Net income                                       63.6         177.7          54.6        208.3       43.1         134.1
-----------------------------------------------------------------------------------------------------------------------

Corning's equity in net income (1)             $ 31.1      $   79.2      $   26.4     $   85.1    $  19.6      $   66.7
-----------------------------------------------------------------------------------------------------------------------

Current assets                                 $371.9      $  775.4      $  328.1     $  661.3    $ 290.5      $  673.5
Non-current assets                              934.4       1,311.9       1,415.0      1,826.3      978.1       1,336.5
-----------------------------------------------------------------------------------------------------------------------

Current liabilities                            $291.0      $  537.0     $   446.3     $  647.6    $ 351.5      $  543.9
Non-current liabilities                         717.1         884.5         979.1      1,132.8      618.2         805.7
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

(1) Equity in earnings shown above and in the Consolidated Statements of Income are net of amounts recorded for income tax.

Dividends received from Samsung-Corning and Corning's other equity companies totaled $65.3 million, $88.2 million and $74.3 million in 1997, 1996 and 1995, respectively. At December 31, 1997, approximately $232.3 million of equity in undistributed earnings of equity companies were included in Corning's retained earnings.

Dow Corning Corporation

Corning is a 50% owner of Dow Corning Corporation, a manufacturer of silicones. The other 50% of Dow Corning is owned by The Dow Chemical Company.

On May 15, 1995, Dow Corning voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code as a result of several negative developments related to the breast implant litigation. At that time, Corning management believed it was impossible to predict if and when Dow Corning would successfully emerge from Chapter 11 proceedings. As a result, Corning recorded an after-tax charge of $365.5 million in the second quarter of 1995 to fully reserve its investment in Dow Corning. Corning also discontinued recognition of equity earnings from Dow Corning beginning in the second quarter of 1995.

The financial position and results of operations of Dow Corning are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                       1997       1996      1995
------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                           $2,643.5   $2,532.3  $2,492.9
Gross profit                                                                           847.6      858.3     828.5
Net income (loss)                                                                      237.6      221.7     (30.6)
------------------------------------------------------------------------------------------------------------------------------

Corning's equity in net loss (1)                                                          --         --  $ (348.0)(2)
------------------------------------------------------------------------------------------------------------------------------

Current assets                                                                      $1,378.8   $1,524.7  $1,835.7
Non-current assets                                                                   3,939.9    3,589.4   3,122.7
------------------------------------------------------------------------------------------------------------------------------

Current liabilities                                                                 $  489.8   $  480.5  $  459.5
Non-current liabilities                                                                383.5      343.2     347.9
Liabilities subject to compromise (3)                                                3,419.1    3,452.1   3,504.1
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

(1) Equity in earnings shown above and in the Consolidated Statements of Income are net of amounts recorded for income tax.
(2) Includes $17.5 million of equity earnings recognized in the first quarter of 1995 and a charge taken by Corning of $365.5 million in the second quarter of 1995 to fully reserve its investment in Dow Corning. Corning discontinued recognition of equity earnings from Dow Corning beginning in the second quarter of 1995.
(3) Dow Corning's financial statements for 1997, 1996 and 1995 have been prepared in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," (SOP 90-7). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the filing date (May 15, 1995) and identification of all transactions and events that are directly associated with the reorganization.

As disclosed in Dow Corning's financial statements, its 1995 results were impacted by charges related to breast implant litigation matters. Subsequent to Corning's decision to fully reserve its investment in Dow Corning in 1995, Dow Corning recorded an accounting charge of $221.2 million after tax. Dow Corning's 1997, 1996 and 1995 results have also been impacted by the suspension of interest payments and reorganization costs resulting from the Chapter 11 filing.

Dow Corning filed its first plan of reorganization with the Federal Bankruptcy Court in December 1996. Dow Corning filed a first amended plan of reorganization in August 1997. On February 17, 1998, Dow Corning filed its Second Amended Plan of reorganization with the Bankruptcy Court. Corning continues to believe that it is impossible to predict if and when Dow Corning will successfully emerge from Chapter 11 proceedings.

6.   Employee Retirement Plans

Pension Benefits

Corning has defined benefit pension plans covering certain domestic employees and certain employees in foreign countries. Corning's funding policy has been to contribute as necessary an amount determined jointly by the Company and its consulting actuaries, which provides for the current cost and amortization of prior service cost.

The funded status of Corning's pension plans as of year end is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         1997                     1996
------------------------------------------------------------------------------------------------------------------------------------
Vested benefits                                                                     $  1,088.5                $  1,054.9
Non-vested benefits                                                                       97.0                      96.1
------------------------------------------------------------------------------------------------------------------------------------

Accumulated benefit obligation                                                      $  1,185.5                $  1,151.0
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Current fair market value of plan assets                                            $  1,456.5                $  1,344.3
Present value of projected benefit obligation                                          1,258.6                   1,226.5
------------------------------------------------------------------------------------------------------------------------------------

Plan assets in excess of projected benefit obligation                                    197.9                     117.8
Unrecognized prior service cost                                                          121.9                     134.1
Unrecognized transition gain                                                             (10.0)                    (10.7)
Unrecognized net losses from changes in actuarial assumptions                             86.4                      71.6
Other unrecognized net experience gains                                                 (292.5)                   (213.3)
------------------------------------------------------------------------------------------------------------------------------------

Recorded pension asset                                                              $    103.7                $     99.5
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Plan assets are comprised principally of publicly traded debt and equity securities. Corning common stock represented 3.1% and 7.7% of plan assets at year end 1997 and 1996, respectively.

The unrecognized prior service cost, unrecognized transition gain, net gains and losses from changes in actuarial assumptions and net experience gains are deferred and amortized to pension expense over the remaining service life of plan participants, if they exceed certain limits.

For Corning's principal defined benefit plan, the assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4.5%, respectively, in both 1997 and 1996. The expected long-term rate of return on plan assets was 9% for 1997 and 1996. Assumptions of the Company's other plans are not significantly different.

The components of pension expense for Corning's defined benefit pension plans are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1997         1996        1995
------------------------------------------------------------------------------------------------------------------------------------
Present value of benefits earned during the year                                      $   22.6     $   22.2     $   17.2
Interest cost on projected benefit obligation                                             89.0         85.1         84.7
Actual return on plan assets                                                            (184.3)      (180.5)      (224.9)
Net amortization and deferral                                                             91.2         91.8        134.2
------------------------------------------------------------------------------------------------------------------------------------

Net pension expense for the year                                                      $   18.5     $   18.6     $   11.2
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Measurement of pension expense is based on assumptions used to value the pension liability at the beginning of the year. Total consolidated pension expense, including defined contribution pension plans, was $49.0 million in 1997, $47.3 million in 1996 and $42.7 million in 1995.

Postretirement Health Care and Life Insurance Benefits

Corning and certain of its domestic subsidiaries have defined benefit postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such benefits upon reaching retirement age. Corning's principal retiree medical plans require increased retiree contributions each year equal to the excess of medical cost increases over general inflation rates.

Corning's consolidated postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1997 and 1996. The health care cost trend rate for Corning's principal plan is assumed to be 9% in 1997 for covered individuals under age 65 decreasing gradually to 5% in 2010 and thereafter. For covered individuals over 65, the rate is assumed to be 8% in 1997 decreasing gradually to 5% in 2010 and thereafter. Assumptions for Corning's other plans are not significantly different. The effect of a 1% annual increase in the assumed healthcare cost trend rates would increase the accumulated postretirement benefit obligation and the net periodic postretirement benefit expense by $45.9 million and $4.6 million, respectively.

Gains and losses from plan amendments or changes in actuarial assumptions are deferred and amortized to post-retirement benefit expense, if they exceed certain limits, over the expected remaining service life of plan participants.

Corning's accrued postretirement liability as of year end was comprised of the following:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1997                     1996
------------------------------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                                                               $360.9                    $357.6
  Fully eligible active plan participants                                                  56.0                      58.1
  Other active plan participants                                                          134.3                     135.8
------------------------------------------------------------------------------------------------------------------------------------

                                                                                          551.2                     551.5
------------------------------------------------------------------------------------------------------------------------------------

Unrecognized gain from plan amendments                                                     10.9                      11.7
Other unrecognized net experience gains                                                    33.2                      34.3
------------------------------------------------------------------------------------------------------------------------------------

Total postretirement liability                                                            595.3                     597.5
Less current portion                                                                       31.0                      30.9
------------------------------------------------------------------------------------------------------------------------------------

Accrued postretirement liability                                                         $564.3                    $566.6
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Corning has not funded these obligations.


The components of net periodic postretirement benefit expense are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1997         1996        1995
------------------------------------------------------------------------------------------------------------------------------------

Present value of benefits earned during the year                                       $  10.4      $  10.6       $  9.7
Interest cost on the accumulated postretirement
  benefit obligation                                                                      38.5         38.5         40.6
Net amortization                                                                          (1.8)        (1.4)        (1.9)
------------------------------------------------------------------------------------------------------------------------------------

Postretirement benefit expense                                                         $  47.1      $  47.7       $ 48.4
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement liability at the beginning of the year.

7.   Taxes on Income

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1997         1996        1995
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes on income:
   U.S. companies                                                                      $  582.9    $  400.7     $  327.5
   Non-U.S. companies                                                                      95.3        86.6         78.6
------------------------------------------------------------------------------------------------------------------------------------

   Income before taxes on income                                                       $  678.2    $  487.3     $  406.1
------------------------------------------------------------------------------------------------------------------------------------
   Taxes on income from continuing operations                                          $  227.2    $  163.2     $  118.2
------------------------------------------------------------------------------------------------------------------------------------

Effective tax rate reconciliation:
   Statutory U.S. tax rate                                                                 35.0%       35.0%        35.0%
   State taxes, net of federal benefit                                                      1.7         1.4          1.1
   Foreign and other tax credits                                                           (0.5)       (0.5)        (2.0)
   Lower taxes on subsidiary earnings                                                      (2.9)       (2.4)        (6.3)
   Other                                                                                    0.2          --          1.3
------------------------------------------------------------------------------------------------------------------------------------

Effective tax rate                                                                         33.5%       33.5%        29.1%
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Components of net tax expense:
   Taxes on income from continuing operations                                          $  227.2    $  163.2     $  118.2
   Taxes on equity in earnings                                                             13.8        15.1         11.9
   Tax benefits included in common stockholders' equity                                   (18.8)      (17.0)       (11.5)
------------------------------------------------------------------------------------------------------------------------------------

   Net tax expense before discontinued operations                                         222.2       161.3        118.6
   Income tax expense from discontinued operations                                           --         7.8         32.3
------------------------------------------------------------------------------------------------------------------------------------

Net tax expense                                                                        $  222.2    $  169.1     $  150.9
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Current and deferred tax expense (benefit) before discontinued operations:
Current:
   U.S.                                                                                $  154.2    $   68.2     $   62.8
   State and municipal                                                                     23.0        15.3         16.5
   Foreign                                                                                 59.9        53.4         44.8
Deferred:
   U.S.                                                                                   (18.3)       16.2         (0.6)
   State and municipal                                                                     (1.6)        4.0         (3.1)
   Foreign                                                                                  5.0         4.2         (1.8)
------------------------------------------------------------------------------------------------------------------------------------

Net tax expense before discontinued operations                                         $  222.2    $  161.3     $  118.6
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities as of year end are comprised of the following:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1997                     1996
------------------------------------------------------------------------------------------------------------------------------------
Postretirement medical and life benefits                                               $  244.1                   $ 239.7
Other employee benefits                                                                    48.9                      37.8
Other accrued liabilities                                                                  13.9                      20.9
Loss and tax credit carryforwards                                                          49.6                      25.2
Other                                                                                      38.9                      32.9
------------------------------------------------------------------------------------------------------------------------------------

Gross deferred tax assets                                                                 395.4                     356.5
Deferred tax assets valuation allowance                                                   (22.9)                    (13.6)
------------------------------------------------------------------------------------------------------------------------------------

Deferred tax assets                                                                       372.5                     342.9
------------------------------------------------------------------------------------------------------------------------------------

Fixed assets                                                                             (120.5)                   (109.9)
Pensions                                                                                  (39.4)                    (41.7)
Other                                                                                     (20.6)                     (8.3)
------------------------------------------------------------------------------------------------------------------------------------

Deferred tax liabilities                                                                 (180.5)                   (159.9)
------------------------------------------------------------------------------------------------------------------------------------

Net deferred tax assets                                                                $  192.0                   $ 183.0
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

The net change in the total valuation allowance for the years ended December 31, 1997, and 1996, was an increase of $9.3 million and a decrease of $4.7 million, respectively.

Corning currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent they are currently taxable or expected to be remitted. Taxes have not been provided on $407.1 million of accumulated foreign unremitted earnings which are expected to remain invested indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, if these earnings were remitted, income taxes payable would be provided at a rate which is significantly lower than the effective tax rate.

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

Total payments for taxes on income were $214.4 million, $123.5 million and $103.8 million during 1997, 1996 and 1995, respectively. Deferred income tax benefits totaling $71.3 million and $69 million were included in other current assets at year end 1997 and 1996, respectively. At December 31, 1997, Corning had tax benefits attributable to loss carryforwards and credits aggregating $49.6 million that expire at various dates through 2012.

8.   Supplemental Income Statement Data

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1997         1996        1995
------------------------------------------------------------------------------------------------------------------------------------
Depreciation expense                                                                   $  299.1     $  269.2      $ 222.4
Amortization of goodwill and other intangible assets                                       22.5         18.9         29.2
------------------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization expense                                                  $  321.6     $  288.1      $ 251.6
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Rental expense                                                                         $   71.3     $   60.5      $  58.0
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Interest expense incurred                                                              $  110.6     $   86.7      $  79.7
Interest capitalized                                                                      (25.6)       (17.6)       (10.4)
------------------------------------------------------------------------------------------------------------------------------------

Interest expense, net                                                                  $   85.0     $   69.1      $  69.3
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Interest paid                                                                          $  111.7     $  114.2      $ 112.3
------------------------------------------------------------------------------------------------------------------------------------

Consolidated interest expense allocated to discontinued operations totaled $51.7 million and $48.5 million in 1996 and 1995, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.

9.   Provision for Restructuring

In the second quarter 1995, Corning recorded a restructuring charge of $26.5 million ($16.1 million after tax). The charge included $18.5 million of severance for workforce reductions, primarily in corporate staff groups, a curtailment loss in Corning's primary pension plan attributable to workforce reductions and $8.0 million for the write-off of production equipment caused by the decision to exit the manufacturing facility for glass ceramic memory disks. Spending under this restructuring program was completed in 1997.

10.  Supplemental Balance Sheet Data

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1997                     1996
------------------------------------------------------------------------------------------------------------------------------------
Inventories
   Finished goods                                                                    $    267.7                $    223.0
   Work in process                                                                        170.5                     156.7
   Raw materials and accessories                                                           92.7                     104.5
   Supplies and packing materials                                                          78.1                      64.5
------------------------------------------------------------------------------------------------------------------------------------
   Total inventories valued at current cost                                               609.0                     548.7
   Reduction to LIFO valuation                                                            (44.3)                    (50.2)
------------------------------------------------------------------------------------------------------------------------------------
   Inventories                                                                       $    564.7                $    498.5
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Plant and Equipment
   Land                                                                              $     53.9                $     54.2
   Buildings                                                                              914.6                     810.4
   Equipment                                                                            3,459.0                   2,906.3
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        4,427.5                   3,770.9
   Accumulated depreciation                                                            (1,999.9)                 (1,793.2)
------------------------------------------------------------------------------------------------------------------------------------
   Plant and equipment, net                                                          $  2,427.6                $  1,977.7
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Other Accrued Liabilities
   Taxes on income                                                                   $    114.9                $     98.9
   Wages and employee benefits                                                            202.7                     191.7
   Other liabilities                                                                      168.0                     194.1
------------------------------------------------------------------------------------------------------------------------------------
   Other accrued liabilities                                                         $    485.6                $    484.7
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

11.  Loans Payable

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         1997                      1996
------------------------------------------------------------------------------------------------------------------------------------
Loans Payable
   Current maturities of loans payable beyond one year                              $     47.8                $     51.9
   Other short-term borrowings                                                           167.2                       2.0
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    $    215.0                $     53.9
------------------------------------------------------------------------------------------------------------------------------------
Loans Payable Beyond One Year
   Notes, 7.78%, due 1998                                                           $      6.9                $     13.3
   Notes, 8.75%, due 1999                                                                 99.9                      99.9
   Series A senior notes, 7.99%, due 1999                                                 24.0                      36.0
   Series B senior notes, 8.4%, due 2002                                                  35.7                      42.9
   Debentures, 8.25%, due 2002                                                            75.0                      75.0
   Debentures, 6%, due 2003                                                               99.5                      99.5
   Debentures, 7% due 2007, net of unamortized discount of $39.3 million                  60.7                      58.8
   Notes, 6.73%, due 2008                                                                 40.0                      40.0
   Notes, 6.83%, due 2009                                                                 30.0                      30.0
   Debentures, 6.75%, due 2013                                                            99.5                      99.5
   Debentures, 8.875%,due 2016                                                            74.5                      74.5
   Debentures, 8.875%, due 2021                                                           74.9                      74.9
   Debentures, 7.625%, putable in 2004, due 2024                                          99.7                      99.7
   Medium-term notes, average rate 7.8%, due through 2025                                265.0                     265.0
   Other, average rate 4.9%, due through 2031                                             96.6                     151.4
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       1,181.9                   1,260.4
   Less current maturities                                                                47.8                      51.9
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    $  1,134.1                $  1,208.5
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

At December 31, 1997 and 1996, the weighted average interest rate on short-term borrowings was 6.6%.

At December 31, 1997, loans payable beyond one year become payable:

------------------------------------------------------------------------------------------------------------------------------------
   1999                        2000                         2001                          2002                2003-2031
------------------------------------------------------------------------------------------------------------------------------------

$136.1                        $31.5                        $43.6                         $94.1                   $828.8
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Based on borrowing rates currently available to Corning for loans with similar terms and maturities, the fair value of loans payable beyond one year was $1.4 billion at year end 1997.

Unused bank revolving credit agreements in effect at December 31, 1997 provide for Corning to borrow up to $799 million. The revolving credit agreements provide for borrowing of U.S. dollars and Eurocurrency at various rates. Corning also has the ability to issue up to $375 million of medium- and long-term debt through public offerings under existing shelf-registration statements filed with the Securities and Exchange Commission.

12.  Convertible Monthly Income Preferred Securities

In July 1994, Corning and Corning Delaware L.P., a special purpose limited partnership in which Corning is the sole general partner, completed a public offering of 7.5 million shares of Convertible Monthly Income Preferred Securities (MIPS). The MIPS are guaranteed by Corning and convertible into Corning common stock at the rate of 1.534 shares of Corning common stock for each preferred security (equivalent to a conversion price of $32.59 per share). Dividends on the preferred securities are payable by Corning Delaware at the annual rate of 6% of the liquidation preference of $50 per preferred security.

After August 5, 1998, the preferred securities will be redeemable, at the option of Corning Delaware, for $51.80 per preferred security reduced annually by $0.30 to a minimum of $50 per preferred security. The preferred securities are subject to mandatory redemption on July 21, 2024, at a redemption price of $50 per preferred security.

Corning may cause Corning Delaware to delay the payment of dividends for up to 60 months. During such period, dividends on the MIPS will compound monthly and Corning may not declare or pay dividends on its common stock. If Corning Delaware fails to pay dividends on the MIPS for 15 consecutive months or upon the occurrence of certain other events, the preferred securities may convert, at the option of the holders, to Corning Series C convertible preferred stock, par value $100 per share. The Series C convertible preferred stock will have dividend, conversion, optional redemption and other terms substantially similar to the terms of the MIPS, except that the holders of Series C preferred stock will have the right to elect two additional directors of Corning whenever dividends are in arrears for 18 months and the Series C preferred stock will not be subject to mandatory redemption.

Based on quoted market prices at December 31, 1997, the fair value of the preferred securities approximated $461 million.

13.  Convertible Preferred Stock

Corning has 10 million authorized shares of Series Preferred Stock, par value $100 per share. Of the authorized shares, 2.4 million shares have been designated Series A Junior Participating Preferred Stock of which no shares have been issued.

At year end 1997, 1996 and 1995, 198,100, 222,000 and 239,400 shares of Series B
Convertible Preferred Stock were outstanding, respectively. Each Series B share is convertible into 4.79 shares of Corning common stock and has voting rights equivalent to four common shares. The Series B shares were sold exclusively to the trustee of Corning's existing employee investment plans, based upon directions from plan participants. Participants may cause Corning to redeem the shares at 100% of par upon reaching age 55 or later, retirement, termination of employment or in certain cases of financial hardship. The Series B shares are redeemable by Corning at $108 per share reduced annually on October 1, commencing in 1990, by $1 per share to a minimum of $100 per share.

14.  Common Stockholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1997        1996         1995
------------------------------------------------------------------------------------------------------------------------------------
Common stock at par value:
   Balance at beginning of year                                                      $    130.5  $    129.3   $    127.9
   Shares issued                                                                            1.7         1.2          1.4
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                               $    132.2  $    130.5   $    129.3
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Capital in excess of par value:
   Balance at beginning of year                                                      $    562.3  $  1,116.7   $  1,042.9
   Shares issued                                                                          130.6        99.1         73.8
   Distributions of subsidiaries                                                             --      (653.5)          --
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                               $    692.9  $    562.3   $  1,116.7
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Unearned compensation:
   Balance at beginning of year                                                      $   (126.8) $   (133.0)  $   (139.4)
   Corning Stock Ownership Trust                                                           14.5       (19.7)         4.6
   Distributions of subsidiaries                                                             --         4.5           --
   Other, net                                                                              (5.6)       21.4          1.8
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                               $   (117.9) $   (126.8)  $   (133.0)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Retained earnings:
   Balance at beginning of year                                                      $  1,024.0  $  1,496.5   $  1,714.5
   Net income (loss)                                                                      439.8       175.6        (50.8)
   Dividends declared ($0.72 per share in all years)                                     (167.8)     (167.2)      (167.2)
   Distributions of subsidiaries                                                             --      (473.2)          --
   Change in accounting calendar                                                             --        (7.7)          --
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                               $  1,296.0  $  1,024.0   $  1,496.5
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Treasury stock:
   Balance at beginning of year                                                      $   (672.5) $   (563.0)  $   (523.7)
   Repurchases of shares                                                                  (50.1)      (86.3)       (34.8)
   Termination of Equity Purchase Plan                                                       --       (14.5)          --
   Other, net                                                                              (1.9)       (8.7)        (4.5)
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                               $   (724.5) $   (672.5)  $   (563.0)
------------------------------------------------------------------------------------------------------------------------------------

Cumulative translation adjustment:
   Balance at beginning of year                                                      $     43.6  $     56.5   $     40.8
   Translation adjustment                                                                 (75.8)      (11.5)        15.7
   Distributions of subsidiaries                                                             --        (1.4)          --
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                               $    (32.2) $     43.6   $     56.5
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Common stockholders' equity                                                          $  1,246.5   $   961.1   $  2,103.0
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

As part of Corning's change to its accounting calendar, effective January 1, 1996, certain consolidated subsidiaries that previously reported on a fiscal year ending November 30 adopted a calendar year end. The December 1995 net loss of these subsidiaries totaled $7.7 million and was recorded in retained earnings in the first quarter of 1996.

Corning has established the Corning Stock Ownership Trust (CSOT) to fund future employee purchases of common stock through its contributions to Corning's Investment and Employee Stock Purchase Plans (the Plans). Corning sold 4 million treasury shares to the CSOT. At December 31, 1997, 2.2 million shares remained in the CSOT. Shares held by the CSOT are not considered outstanding for earnings per common share calculations until released to the Plans. Corning and the trustee of the CSOT reached an agreement whereby the trustee waived its right to receive the Distribution of Quest Diagnostics and Covance and, in lieu thereof, received 400,000 additional shares of Corning common stock.

Corning repurchased approximately 1.1 million, 2.2 million and 1.2 million shares of its common stock in 1997, 1996 and 1995, respectively. All of the 1997 and 1995 amounts and approximately 1.3 million shares of the 1996 amount were repurchased pursuant to a systematic plan authorized by the Board of Directors. Corning's systematic plan is designed to provide shares for Corning's various employee benefit programs. The remainder of the 1996 stock repurchases were from employees to satisfy tax withholding requirements on shares issued under employee benefit plans.

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

15.  Stock Compensation Plans

At December 31, 1997, Corning's stock compensation plan includes the 1994 Employee Equity Participation Program, which covers 9 million shares. This plan and predecessor plans provide the authorization for Corning's common stock plans discussed below. No future awards or grants may be made under the predecessor plans except for currently outstanding rights. At December 31, 1997, 1.2 million shares were available for sale or grant under this plan.

Proceeds from the sale of stock under this plan are added to capital stock accounts. This plan does not include stock options granted in substitution for stock options assumed in connection with Corning's acquisition of certain companies. Accordingly, these grants do not reduce shares available under the stock compensation plan.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" (FAS 123). This statement defines a fair value-based method of accounting for employee stock options and similar equity investments and encourages adoption of that method of accounting for employee stock compensation plans. However, it also allows entities to continue to measure compensation cost for employee stock compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Corning applies APB 25 accounting for its stock-based compensation plans. Compensation expense is recorded for awards of shares or share rights over the period earned. This plan resulted in compensation expense of $29.2 million in 1997, $27.6 million in 1996 and $12.0 million in 1995.

Corning has adopted the disclosure-only provisions of FAS 123. If Corning had elected to recognize compensation expense under FAS 123, Corning's net income in 1997, 1996 and 1995 would have decreased by $5.3 million, $2.0 million and $2.6 million, respectively. Corning's basic and diluted earnings per share amounts would have decreased by $0.02 in 1997 and $0.01 in 1995. Earnings per share amounts in 1996 would not have been affected.

The pro forma effect on net income for 1997, 1996 and 1995 may not be representative of the pro forma effect on net income of future years because the FAS 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 1, 1995.

Stock Option Plan

Non-qualified and incentive stock options to purchase unissued shares at the market price on the grant date generally become exercisable in installments from one to two years from the grant date, except for the December 1995 and February 1997 grants, which become exercisable in installments from two to five years from the grant date; the maximum term of non-qualified and incentive stock options is generally 10 years from the grant date.

Transactions for the three years ended December 31, 1997 were:

                                                                                        Number                Weighted-
                                                                                     of Shares                  Average
                                                                                  in Thousands           Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Options outstanding January 1, 1995                                                     9,833                    $25.07
Options granted under Plan                                                              3,389                     31.34
Options exercised                                                                      (1,052)                    13.83
Options terminated                                                                       (393)                    24.40
------------------------------------------------------------------------------------------------------------------------------------

Options outstanding January 1, 1996                                                    11,777                    $27.90
Options granted under Plan                                                                763                     34.54
Options exercised                                                                      (1,147)                    13.52
Options terminated                                                                     (1,022)                    31.40
Adjustment due to Distributions                                                           908                        --
------------------------------------------------------------------------------------------------------------------------------------

Options outstanding January 1, 1997                                                    11,279                    $24.26
Options granted under Plan                                                                929                     41.10
Options exercised                                                                      (2,114)                    15.82
Options terminated                                                                       (152)                    25.93
------------------------------------------------------------------------------------------------------------------------------------

Options outstanding December 31, 1997                                                   9,942                    $26.83
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

At the end of 1996, the number and exercise price of all options outstanding were adjusted for the Distributions of Quest Diagnostics and Covance. This adjustment increased the number of options outstanding by approximately 908,000 and decreased the exercise price of the options by approximately 18%.

For purposes of FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rate of 6.4%, 6.6% and 5.7%; dividend yield of 1.6%, 2.3% and 2.3%; expected volatility of 25.0%, 24.5% and 24.5% and expected life of 6, 7 and 7 years.

The number of options exercisable and the corresponding weighted-average exercise price was 5.3 million and $24.73 in 1997, 6.5 million and $23.11 in 1996 and 5.2 million and $23.93 in 1995. The weighted-average fair value of options granted was $14.45 in 1997, $10.77 in 1996 and $9.12 in 1995.

The following table summarizes information about stock options outstanding at December 31, 1997:

                                           Options Outstanding                                Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------
                                 Number                                                           Number
                          Outstanding at           Remaining           Weighted-          Exercisable at          Weighted-
         Range of      December 31, 1997    Contractual Life             Average       December 31, 1997            Average
  Exercise Prices           in Thousands            in Years      Exercise Price            in Thousands     Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
  $ 3.06 to 26.03                  2,825                 4.2              $18.96                   2,134             $16.99
  $26.04 to 26.87                  3,619                 7.6              $26.16                     946             $26.33
  $26.88 to 36.26                  2,952                 5.8              $31.15                   2,252             $31.40
  $36.27 to 64.38                    546                 9.4              $46.74                      --                 --
------------------------------------------------------------------------------------------------------------------------------------
                                   9,942                 6.2              $26.83                   5,332             $24.73
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


Incentive Stock Plans

The Incentive Stock Plan permits stock grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration.

In 1997, 1996 and 1995, grants of 999,000, 340,000 and 549,000 shares, respectively, were made under this plan. In connection with the 1996 Distributions, approximately 280,000 additional shares were issued to employees in lieu of receiving the Distributions and approximately 180,000 shares were forfeited by employees of the Distributed companies. At December 31, 1997, there were no outstanding incentive rights. The weighted-average exercise price of the grants was $40.07 in 1997, $32.61 in 1996, and $30.52 in 1995, respectively. A total of 2.7 million shares issued in prior years remain subject to forfeiture at December 31, 1997.

Worldwide Employee Share Purchase Plan

In addition to the Stock Option Plan and Incentive Stock Plans, Corning has a Worldwide Employee Share Purchase Plan (WESPP). Under the WESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Corning common stock. The purchase price of the stock is 85% of the lower of the beginning-of-quarter or end-of-quarter market price. The Corning Stock Ownership Trust is utilized to fund employee purchases of common stock under the WESPP.

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

16.  Employee Stock Ownership Plan

Corning has established the Employee Stock Ownership Plan (ESOP) within its existing employee investment plans. At inception of the plan, Corning borrowed $50 million and loaned the proceeds to the ESOP. The ESOP used the proceeds to purchase 4 million treasury shares. Corning's receivable from the ESOP was $2.9 million and $9.6 million at the end of 1997 and 1996, respectively, and is classified as unearned compensation in common stockholders' equity.

Corning is obligated to make monthly contributions to the plan sufficient to enable the ESOP to pay its loan, including interest. These contributions are classified as expense at the time they are made.

Contributions to the ESOP were $7.0 million in 1997, $6.7 million in 1996 and $6.4 million in 1995. Dividends on unallocated shares reduced contribution requirements by $0.2 million in 1997, $0.5 million in 1996 and $0.8 million in 1995. Interest costs amounted to $0.8 million in 1997, $1.2 million in 1996 and $1.6 million in 1995. Shares held by the ESOP are included in weighted-average shares outstanding for earnings per share calculations. The trustee of the ESOP sold the shares of Quest Diagnostics and Covance that it received from the Distributions. The proceeds from the sale of these shares were used to purchase shares of Corning common stock.

17.  Commitments, Contingencies, Guarantees and Hedging Activities

Minimum rental commitments under leases outstanding at December 31, 1997 are:

------------------------------------------------------------------------------------------------------------------------------------
   1998                   1999                 2000                  2001                  2002               2003-2013
------------------------------------------------------------------------------------------------------------------------------------
  $59.7                  $50.1                $38.5                 $28.0                 $20.1                  $106.4
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

At December 31, 1997, future minimum lease payments to be received under a noncancelable sublease to Quest Diagnostics totaled $74 million. Quest Diagnostics, in turn, has a noncancelable sublease covering approximately $48.6 million of the minimum lease payments due to Corning. Corning has agreed to indemnify Quest Diagnostics should Quest Diagnostics' subleasee default on the minimum lease payments. Additionally, Corning continues to guarantee certain obligations of Quest Diagnostics totaling $20.9 million.

Corning operates and conducts business in many foreign countries. As a result, there is exposure to potentially adverse movement in foreign currency rate changes. Corning enters into foreign exchange forward contracts with durations generally less than 12 months to reduce its exposure to exchange rate risk on foreign source income and purchases. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on Corning's operating results.

These contracts require Corning to exchange currencies at rates agreed upon at the inception of the contracts. The hedge contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the hedge contracts. Because the impact of movements in foreign exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from changes in currency exchange rate fluctuations.

At December 31, 1997, Corning had foreign currency contracts to purchase $115.1 million U.S. dollars with a fair value of $14.7 million. These contracts are held by Corning and its subsidiaries and will mature at varying dates in 1998.

The ability of certain subsidiaries and associated companies to transfer funds is limited by provisions of certain loan agreements and foreign government regulations. At December 31, 1997, the amount of equity subject to such restrictions for consolidated subsidiaries totaled $68.7 million. While this amount is legally restricted, it does not result in operational difficulties since Corning has generally permitted subsidiaries to retain a majority of equity to support their growth programs. At December 31, 1997, loans of equity affiliates guaranteed by Corning totaled $44.9 million.

Corning has agreed to indemnify Quest Diagnostics, on an after-tax basis, for the settlement of certain governmental claims pending at December 31, 1996. In addition, Corning, Quest Diagnostics and Covance have entered into tax indemnification and tax sharing agreements. Additional information on these indemnification agreements is presented in Note 19 of the Notes to Consolidated Financial Statements.

18.  International Activities

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

                                                                                                   Eliminations
                                                                                    Latin America,     and
                                               United         Asia-                     Canada      Unallocated
1997                                           States       Pacific       Europe       and Other      Amounts      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                      $3,370.7(1)     $473.5      $191.4         $54.1       $   39.4        $4,129.1
Transfers between areas                          533.7           0.8        38.2           4.5         (577.2)             --
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                 3,904.4         474.3       229.6          58.6         (537.8)        4,129.1
Income before tax                                592.6           5.9        82.5           6.9           (9.7)          678.2
Identifiable assets at year end                4,020.5         440.2       310.8          38.4            1.5         4,811.4
Research and development expense                 230.7           3.8        16.2            --             --           250.7
------------------------------------------------------------------------------------------------------------------------------------

1996
------------------------------------------------------------------------------------------------------------------------------------

Revenues                                      $2,957.9(1)     $409.8      $229.2         $54.7       $   32.9        $3,684.5
Transfers between areas                          182.5           0.3        18.4           3.7         (204.9)             --
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                 3,140.4         410.1       247.6          58.4         (172.0)        3,684.5
Income before tax                                407.4          14.8        68.9           8.9          (12.7)          487.3
Identifiable assets at year end                3,663.6         300.2       315.1          42.4             --         4,321.3
Research and development expense                 173.7           4.2        13.4            --             --           191.3
------------------------------------------------------------------------------------------------------------------------------------

1995
------------------------------------------------------------------------------------------------------------------------------------

Revenues                                      $2,923.3(1)     $144.2      $176.8         $12.8        $  30.6        $3,287.7
Transfers between areas                          104.4            --        11.5           2.4         (118.3)             --
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                 3,027.7         144.2       188.3          15.2          (87.7)        3,287.7
Income before tax                                363.6(2)       43.7        53.6           5.2          (60.0)          406.1
Identifiable assets at year end                3,139.2         287.7       322.0          42.5            5.6         3,797.0
Research and development expense                 161.4           3.1        11.2            --             --           175.7
------------------------------------------------------------------------------------------------------------------------------------

(1) U.S. sales to unaffiliated customers in 1997, 1996 and 1995 include $885 million, $647 million and $497 million of export sales; $237 million, $213 million and $130 million to Europe; $377 million, $237 million and $191 million to Asia-Pacific, and $271 million, $197 million and $176 million to Latin America, Canada and Other.
(2) The 1995 restructuring charge of $26.5 million was included in income before tax of the United States.

19.  Discontinued Operations

On December 31, 1996, Corning distributed all of the shares of Quest Diagnostics Incorporated (formerly Corning Clinical Laboratories Inc.) and Covance Inc. (formerly Corning Pharmaceutical Services Inc.) (the Distributions) (collectively, the Health Care Services segment) to its shareholders on a pro rata basis. Prior to the Distributions, Corning received a ruling from the Internal Revenue Service that the Distributions were tax-free to Corning and its shareholders. As a result of the Distributions, Quest Diagnostics and Covance became independent, publicly traded companies.

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

Summarized results of Corning's discontinued operations are as follows:

--------------------------------------------------------------------------------
                                                             1996        1995
--------------------------------------------------------------------------------
Sales                                                    $   515.0    $ 2,055.0

Income before income taxes                               $    20.5    $    57.2
Income tax provision                                          11.3         36.5
--------------------------------------------------------------------------------
Income from operations, net of income taxes                    9.2         20.7
Provision for loss on Distributions, including income
  tax benefit of $3.5 million                               (176.5)
--------------------------------------------------------------------------------
Discontinued operations, net of income taxes             $  (167.3)   $    20.7
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The 1996 sales of $515 million and income from operations of $9.2 million of the discontinued businesses only includes results through March 31, 1996. Results of the discontinued businesses include allocations of consolidated interest expense totaling $51.7 million and $48.5 million in 1996 and 1995, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.

The $176.5 million provision for loss on Distributions includes a second quarter after-tax charge of $56.8 million, a third quarter after-tax charge of $115 million and a fourth quarter after-tax charge of $4.7 million. The second quarter charge includes a $37 million after-tax charge to increase reserves for government claims and an after-tax charge for the estimated costs related to the Distributions, offset by the estimated results of operations of the businesses to be Distributed from April 1, 1996 through December 31, 1996, the Distribution date. The third quarter charge related primarily to a $105 million after-tax charge taken by Quest Diagnostics to increase reserves related to certain government investigations of billing practices of certain clinical laboratories acquired by Quest Diagnostics in 1993 and 1994. The fourth quarter charge of $4.7 million represents the final accounting for estimates recorded in the second quarter of 1996.

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

During the third quarter of 1996, Quest Diagnostics' management met with the government several times to evaluate the substance of the government's allegations. As a result of these discussions in October 1996, Quest Diagnostics' management, on behalf of its Damon subsidiary, reached a settlement agreement with the DOJ which caused Quest Diagnostics to pay $119 million to the government. This settlement concludes all federal and Medicaid claims relating to the billing by Damon of certain blood tests to Medicare and Medicaid patients and other matters relating to Damon being investigated by the DOJ.

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

Corning has agreed to indemnify Quest Diagnostics on an after-tax basis for the settlement of the Nichols' and certain other claims that were pending at December 31, 1996. Coincident with the Distributions, Corning recorded a reserve accrual of approximately $25 million which is equal to management's best estimate of amounts, which are probable of being paid by Corning to Quest Diagnostics to satisfy the remaining indemnified claims on an after-tax basis.

Although management believes that established reserves for indemnified claims are sufficient, it is possible that additional information may become available to Quest Diagnostics' management, which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to Corning's results of operations and cash flow in the period in which such claims are settled. Corning does not believe that these issues will have a material adverse impact on Corning's overall financial condition.

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

Corning, Quest Diagnostics and Covance have also entered into a tax sharing agreement which allocates among Corning, Quest Diagnostics and Covance responsibility for federal, state and local taxes relating to taxable periods before and after the Distributions and provide for computing and apportioning tax liabilities and tax benefits for such periods among the parties. Quest Diagnostics and Covance have paid or will pay Corning for all income taxes due at December 31, 1996. Corning will indemnify Quest Diagnostics and Covance for any adjustments to these liabilities resulting from future audits of Corning's consolidated federal and certain other tax returns for periods prior to the Distribution date.

Corning Incorporated and Subsidiary Companies
Schedule II - Valuation Accounts and Reserves

===============================================================================================================================
                                                Balance at                                   Net Deductions           Balance at
Year Ended December 31, 1997                     12-31-96               Additions               and Other              12-31-97
-------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                  $ 22.0                 $ 24.9                  $ 28.9                 $   18.0
LIFO valuation                                    $ 50.2                 $  2.9                  $  8.8                 $   44.3
Deferred tax assets valuation allowance           $ 13.6                 $  9.3                                         $   22.9
Accumulated amortization of goodwill
  and other intangible assets                     $ 86.8                 $ 18.1                                         $  104.9
===============================================================================================================================


===============================================================================================================================

                                                Balance at                                   Net Deductions           Balance at
Year Ended December 31, 1996                     12-31-95               Additions               and Other              12-31-96
-------------------------------------------------------------------------------------------------------------------------------

Doubtful accounts and allowances                  $ 24.3                 $ 20.0                  $ 22.3                 $   22.0
LIFO valuation                                    $ 52.6                 $  5.5                  $  7.9                 $   50.2
Deferred tax assets valuation allowance           $ 18.3                 $  3.7                  $  8.4                 $   13.6
Accumulated amortization of goodwill
  and other intangible assets                     $ 68.3                 $ 18.5                                         $   86.8
===============================================================================================================================


===============================================================================================================================
                                                Balance at                                   Net Deductions           Balance at
Year Ended December 31, 1995                      1-1-95                Additions               and Other              12-31-95
-------------------------------------------------------------------------------------------------------------------------------

Doubtful accounts and allowances                  $ 18.3                 $ 20.5                  $ 14.5                 $   24.3
LIFO valuation                                    $ 58.9                 $  1.5                  $  7.8                 $   52.6
Deferred tax assets valuation allowance           $ 25.9                 $ 10.2                  $ 17.8                 $   18.3
Accumulated amortization of goodwill
  and other intangible assets                     $ 54.2                 $ 14.1                                         $   68.3
===============================================================================================================================

QUARTERLY OPERATING RESULTS AND RELATED MARKET DATA
(unaudited)

(In millions, except per share amounts)                                                Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------
                                                              First        Second        Third       Fourth        Total
1997                                                        Quarter       Quarter      Quarter      Quarter         Year
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                    $ 955.9     $  1,040.6   $  1,047.6   $  1,085.0   $  4,129.1
Gross profit                                                  390.5          438.0        420.8        434.2      1,683.5
Income from continuing operations before
   income taxes                                               154.5          194.2        159.8        169.7        678.2
Equity in earnings of associated companies                      6.8           24.2         31.0         17.2         79.2
Net income                                                  $  92.0     $    127.0   $    112.3   $    108.5   $    439.8
------------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share                                    $  0.40     $     0.56   $     0.49   $     0.47   $     1.92
Diluted Earnings Per Share                                  $  0.39     $     0.53   $     0.47   $     0.46   $     1.85
Dividend declared                                           $  0.18     $     0.18   $     0.18   $     0.18   $     0.72
Price range
   High                                                     $    46     $       56   $       65   $   49 1/4           --
   Low                                                           34         43 1/2           41       35 3/4           --
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

1996
------------------------------------------------------------------------------------------------------------------------------------

Revenues                                                    $ 845.6     $    920.7   $    919.2   $    999.0   $  3,684.5
Gross profit                                                  320.6          345.0        359.0        368.1      1,392.7
Income from continuing operations before
   income taxes                                               100.1          136.3        131.1        119.8        487.3
Equity in earnings of associated companies                     11.6           22.5         24.4         26.6         85.1
   Income from continuing operations                        $  62.6     $     93.8   $     95.2   $     91.3   $    342.9
Income (loss) from discontinued operations,
   net of income taxes (1)                                      9.2          (56.8)      (115.0)        (4.7)      (167.3)
Net income (loss)                                           $  71.8     $     37.0   $    (19.8)  $     86.6   $    175.6
------------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
   Continuing operations                                    $  0.27     $     0.41   $     0.42   $     0.40   $     1.50
   Discontinued operations (1)                                 0.04          (0.25)       (0.51)       (0.02)       (0.74)
   Net income (loss)                                        $  0.31     $     0.16   $    (0.09)  $     0.38   $     0.76
Diluted Earnings Per Share
   Continuing operations                                    $  0.27     $     0.40   $     0.41   $     0.40   $     1.48
   Discontinued operations (1)                                 0.04          (0.23)       (0.48)       (0.03)       (0.70)
   Net income (loss)                                        $  0.31     $     0.17   $    (0.07)  $     0.37   $     0.78
Dividend declared                                           $  0.18     $     0.18   $     0.18   $     0.18   $     0.72
Price range (2)
   High                                                     $    36     $   39 5/8   $   39 1/4   $   46 1/4           --
   Low                                                           29         33 3/4       35 1/2       37 3/8           --
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

(1) Discontinued operations are described in Note 19 of the Notes to Consolidated Financial Statements.
(2) Includes the value of Quest Diagnostics and Covance up to the Distribution date. At the Distribution date, the fair value of Quest Diagnostics and Covance included in Corning's share price was $7 1/4.

FIVE YEARS IN REVIEW - HISTORICAL COMPARISON
(In millions, except per share amounts)                                                Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------
                                                             1997         1996          1995          1994        1993
------------------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
Income (loss) from continuing operations                  $    1.92    $    1.50    $    (0.32)  $     1.04   $    (0.30)
Income (loss) from discontinued operations,
  net of income taxes                                                      (0.74)         0.09         0.28         0.21
Net income (loss)                                         $    1.92    $    0.76    $    (0.23)  $     1.32   $    (0.09)
Diluted Earnings Per Share
    Continuing operations                                 $    1.85    $    1.48    $    (0.32)  $     1.03   $    (0.30)
    Discontinued operations                                                (0.70)         0.09         0.27         0.21
    Net income (loss)                                     $    1.85    $    0.78    $    (0.23)  $     1.30   $    (0.09)
Dividends declared                                        $    0.72    $    0.72    $     0.72   $     0.69   $     0.68
Shares used in computing earnings per share
    Basic earnings per share                                  228.1        227.1         226.6        211.8        192.0
    Diluted earnings per share                                245.4        239.5         226.6        214.2        192.0
------------------------------------------------------------------------------------------------------------------------------------

Operations
Net sales                                                 $ 4,089.7    $ 3,651.6    $  3,257.1   $  3,083.4   $  2,685.3
Research and development expenses                             250.7        191.3         175.7        176.6        172.7
Provision for restructuring and
  other special charges                                          --           --          26.5           --        112.0
Equity in earnings (losses) of associated companies:
  Other than Dow Corning Corporation                           79.2         85.1          66.7         48.6         25.0
  Dow Corning Corporation                                                               (348.0)        (2.8)      (144.5)
Income (loss) from continuing operations                  $   439.8    $   342.9    $    (71.5)  $    222.3   $    (55.1)
Income (loss) from discontinued operations,
  net of income taxes                                                     (167.3)         20.7         59.0         39.9
Net Income (loss)                                         $   439.8    $   175.6    $    (50.8)  $    281.3   $    (15.2)

Financial Position
Assets
  Working capital                                         $   406.9    $   611.2    $    454.4   $    448.2   $    278.2
  Investments:
    Other than Dow Corning Corporation                        310.0        337.2         364.9        340.2        281.8
    Dow Corning Corporation                                      --           --            --        341.8        326.0
  Plant and equipment, net                                  2,427.6      1,977.7       1,599.6      1,482.9      1,452.1
  Goodwill and other intangible assets, net                   363.3        330.4         330.8        330.5        105.6
  Net assets of discontinued operations                                                1,664.7      1,609.7      1,389.8
  Total assets                                              4,811.4      4,321.3       5,461.7      5,516.2      4,797.9
------------------------------------------------------------------------------------------------------------------------------------

Capitalization
  Loans payable beyond one year                           $ 1,134.1    $ 1,208.5    $  1,340.0   $  1,345.0   $  1,550.1
  Other liabilities                                           678.1        646.2         618.3        594.1        602.7
  Minority interest in
    subsidiary companies                                      350.3        310.7         269.8        244.5        239.9
  Convertible preferred securities
    of subsidiary                                             365.3        365.1         364.7        364.4           --
  Convertible preferred stock                                  19.8         22.2          23.9         24.9         25.7
  Common stockholders' equity                               1,246.5        961.1       2,103.0      2,263.0      1,685.8
Total capitalization                                      $ 3,794.1    $ 3,513.8    $  4,719.7   $  4,835.9   $  4,104.2
------------------------------------------------------------------------------------------------------------------------------------

FIVE YEARS IN REVIEW - HISTORICAL COMPARISON
(Continued)

                                                             1997         1996         1995          1994         1993
------------------------------------------------------------------------------------------------------------------------------------
Selected Data
Common dividends declared                                 $  166.2     $   165.3    $   165.2    $   150.1    $   134.1
Preferred dividends declared                              $    1.6     $     1.9    $     2.0    $     2.1    $     2.1
Additions to plant and equipment                          $  774.8     $   597.8    $   381.8    $   286.1    $   364.6
Depreciation and amortization                             $  321.6     $   288.1    $   251.6    $   242.7    $   209.5
Number of employees (1)                                     20,500        20,000       18,200       22,400       21,800
Number of common stockholders                               17,900        18,000       18,800       21,600       19,000
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

(1) Amounts do not include employees of discontinued operations.

INVESTOR INFORMATION

Annual Meeting
The annual meeting of shareholders will be held on Thursday, April 30, 1998, in Corning, NY. A formal notice of the meeting together with a proxy statement will be mailed to shareholders on or about March 16, 1998. A summary report of the proceedings at the annual meeting will be available without charge upon written request to Mr. A. John Peck Jr., vice president and secretary, Corning Incorporated, HQ-E2-A10, Corning, NY 14831.

Additional Information
A copy of Corning's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Mr. A. John Peck Jr., vice president and secretary, Corning Incorporated, HQ-E2-A10, Corning, NY 14831. The Annual Report on Form 10-K can also be accessed electronically through the Corning home page on the internet at http://www.corning.com.

Investor Information
Investment analysts who need additional information may contact Mr. Richard B. Klein, senior vice president and director, Investor Relations, or Ms. Katherine
M. Dietz, assistant director of Investor Relations, Corning Incorporated, HQ-E2-20, Corning, NY 14831; Telephone (607) 974-9000.

Common Stock
Corning Incorporated common stock is listed on the New York Stock Exchange and the Zurich Stock Exchange. In addition, it is traded on the Boston, Midwest, Pacific and Philadelphia stock exchanges. Common stock options are traded on the Chicago Board Options Exchange. The abbreviated ticker symbol for Corning Incorporated is "GLW."

Convertible Monthly Income Preferred Securities
Corning Delaware L.P. convertible monthly income preferred securities (MIPS) are listed on the New York Stock Exchange. The abbreviated ticker symbol for the Corning MIPS is "GLW pfM."

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

Transfer Agent, Registrar and Dividend Disbursing Agent
Harris Trust and Savings Bank
Shareholder Services Division
P.O. Box 755
Chicago, IL  60690-0755
Telephone:  (800) 255-0461
http://www.harrisbank.com

For people with hearing impairments, Harris Bank has a Telecommunication Device for the Deaf (TDD) telephone. The listing is Harris Bank, Hearing Impaired Telephone, TDD (312) 461-5633 or TDD (312) 461-5637.

Change of Address
Report change of address to Harris Trust and Savings Bank at the above address.

Independent Accountants
Price Waterhouse LLP
1177 Avenue of the Americas
New York, NY  10036

INVESTOR INFORMATION
(Continued)


Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 The statements in this Annual Report which are not historical facts or information are forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause the outcome to be materially different. Such risks and uncertainties include, but are not limited to, global economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, cost reductions, availability and costs of critical materials, new product development and commercialization, manufacturing capacity, facility expansions and new plant start-up costs, the effect of regulatory and legal developments, capital resource and cash flow activities, capital spending, equity company activities, interest costs, acquisition and divestiture activity, the rate of technology change, ability to enforce patents and other risks detailed in Corning's Securities and Exchange Commission filings.

                           Suite 3900                   Telephone 313 259 0500
                           200 Renaissance Center
                           Detroit, MI  48243


Price Waterhouse LLP


                        Report of Independent Accountants



January 21, 1998



To the Stockholders and
Board of Directors of
Dow Corning Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, on May 15, 1995, Dow Corning Corporation voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code. This action, which was taken primarily as a result of breast implant litigation as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern in its present form. Management's plans in regard to these matters are also described in Notes 3 and 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Price Waterhouse LLP

                                  DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                                             CONSOLIDATED BALANCE SHEETS
                                              (in millions of dollars)

                                                       ASSETS

                                                                                        December 31,
                                                                         ---------------------------------------
                                                                           1997                           1996
                                                                           ----                           ----
CURRENT ASSETS:
       Cash and cash equivalents                                         $   253.1                      $  344.4
                                                                         ---------                      --------

       Marketable securities                                                  97.4                         184.1
                                                                         ---------                      --------

       Accounts and notes receivable -
         Trade (less allowance for doubtful accounts of
         $11.7 in 1997, and of $11.7 in 1996)                                424.4                         421.7
         Anticipated implant insurance receivable                             85.5                          23.8
         Other receivables                                                    49.9                          68.1
                                                                         ---------                      --------

                                                                             559.8                         513.6
                                                                         ---------                      --------

       Inventories                                                           325.9                         298.3
                                                                         ---------                      --------

       Other current assets -
         Deferred income taxes                                               122.3                         153.7
         Other                                                                20.3                          30.6
                                                                         ---------                      --------

                                                                             142.6                         184.3
                                                                         ---------                      --------

                   Total current assets                                    1,378.8                       1,524.7
                                                                         ---------                      --------



PROPERTY, PLANT AND EQUIPMENT:
       Land and land improvements                                            144.0                         148.1
       Buildings                                                             522.9                         514.3
       Machinery and equipment                                             2,372.4                       2,289.1
       Construction-in-progress                                              461.9                         346.2
                                                                         ---------                      --------
                                                                           3,501.2                       3,297.7
       Less - Accumulated depreciation                                    (2,021.1)                     (1,992.4)
                                                                         ---------                      --------

                                                                           1,480.1                       1,305.3
                                                                         ---------                      --------

OTHER ASSETS:
       Marketable securities                                                 242.9                          50.7
       Anticipated implant insurance receivable                              911.6                         999.0
       Restricted insurance proceeds                                         517.2                         480.9
       Implant deposit                                                       275.0                         275.0
       Environmental trusts                                                   23.2                          21.0
       Deferred income taxes                                                 393.8                         383.0
       Other                                                                  96.1                          74.5
                                                                         ---------                      --------
                                                                           2,459.8                       2,284.1
                                                                         ---------                      --------

                                                                         $ 5,318.7                      $5,114.1
                                                                         =========                      ========


         The Notes to consolidated financial statements are an integral part of these financial statements.


                                  DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                                             CONSOLIDATED BALANCE SHEETS
                                     (in millions of dollars except share data)

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        December 31,
                                                                                ----------------------------
                                                                                  1997                1996
                                                                                --------           ---------
CURRENT LIABILITIES:
      Notes payable                                                             $   14.8           $     5.0
      Current portion of long-term debt                                             24.2                 1.3
      Trade accounts payable                                                       167.0               174.3
      Accrued payrolls and employee benefits                                        59.6                68.9
      Accrued taxes                                                                117.8                94.4
      Other current liabilities                                                    106.4               136.6
                                                                                --------           ---------

              Total current liabilities                                            489.8               480.5
                                                                                --------           ---------



LONG-TERM DEBT                                                                     140.9               103.3
                                                                                --------           ---------


OTHER LONG-TERM LIABILITIES                                                        112.0               111.5
                                                                                --------           ---------



LIABILITIES SUBJECT TO COMPROMISE:
      Trade accounts payable                                                        66.2                66.0
      Accrued employee benefits                                                    170.5               176.3
      Accrued taxes                                                                  3.6                 3.6
      Implant reserve                                                            2,406.3             2,424.4
      Notes payable                                                                375.0               375.0
      Long-term debt                                                               267.2               270.4
      Other                                                                        130.3               136.4
                                                                                --------           ---------

                                                                                 3,419.1             3,452.1
                                                                                --------           ---------


CONTINGENT LIABILITIES (NOTE 3)


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                     130.6               128.4
                                                                                --------           ---------


STOCKHOLDERS' EQUITY:
      Common stock, $5 par value - 2,500,000 shares
        authorized and outstanding                                                  12.5                12.5
      Retained earnings                                                          1,026.2               788.6
      Cumulative translation adjustment                                            (12.4)               37.2
                                                                                --------           ---------

              Stockholders' equity                                               1,026.3               838.3
                                                                                --------           ---------

                                                                                $5,318.7           $ 5,114.1
                                                                                ========           =========

         The Notes to consolidated financial statements are an integral part of these financial statements.

                                          DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                             (in millions of dollars except share data)

                                                                                             Year ended December 31,
                                                                                      --------------------------------------
                                                                                        1997           1996           1995
                                                                                      --------       --------       --------
NET SALES                                                                             $2,643.5       $2,532.3       $2,492.9
                                                                                      --------       --------       --------


OPERATING COSTS AND EXPENSES:
  Manufacturing cost of sales                                                          1,795.9        1,674.0        1,664.4
  Marketing and administrative expenses                                                  466.9          462.3          450.3
  Implant costs                                                                             --             --          351.1
                                                                                      --------       --------       --------

                                                                                       2,262.8        2,136.3        2,465.8
                                                                                      --------       --------       --------

OPERATING INCOME                                                                         380.7          396.0           27.1

OTHER INCOME (EXPENSE):
  Interest income                                                                         70.4           54.1           36.6
  Interest expense                                                                       (11.0)          (7.8)         (43.0)
  Other, net                                                                              32.2           16.1          (22.6)
                                                                                      --------       --------       --------

INCOME (LOSS) BEFORE REORGANIZATION COSTS AND  INCOME TAXES                              472.3          458.4           (1.9)

Reorganization costs                                                                      45.0           49.4           21.0
                                                                                     ---------      ---------       --------

INCOME (LOSS) BEFORE INCOME TAXES                                                        427.3          409.0          (22.9)

Income tax provision (benefit)                                                           168.8          168.9           (9.6)

Minority interests' share in income                                                       20.9           18.4           17.3
                                                                                     ---------      ---------       --------

NET INCOME (LOSS) (1997 - $95.04 per share;
1996 - $88.68 per share; 1995 - $(12.24) per share)                                      237.6          221.7          (30.6)

Retained earnings at beginning of year                                                   788.6          566.9          597.5
                                                                                     ---------      ---------       --------


Retained earnings at end of year                                                     $ 1,026.2      $   788.6       $  566.9
                                                                                     =========      =========       ========

         The Notes to consolidated financial statements are an integral part of these financial statements.


                                          DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in millions of dollars)


                                                                                       Year ended December 31,
                                                                                  -------------------------------
                                                                                    1997         1996        1995
                                                                                  -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                        $ 237.6     $ 221.7     $ (30.6)
         Adjustments to reconcile net income (loss) to net
           cash provided by (used for) operating activities -
                  Depreciation and amortization                                     185.5       188.9       214.0
                  Deferred income taxes                                              17.0        32.8      (131.0)
                  Implant charges including imputed interest                           --          --       364.5
                  Reorganization costs                                               45.0        49.4        21.0
                  Other                                                              52.5        30.7        42.5
         Implant payments                                                           (17.3)      (25.3)     (107.3)
         Implant insurance reimbursement                                             25.5       368.4       163.5
         Restricted insurance proceeds                                              (36.8)     (374.8)     (108.3)
         Changes in assets and liabilities -
                   Accounts and notes receivable                                    (22.2)      (32.0)      (56.0)
                   Inventories                                                      (41.4)       16.6       (19.2)
                   Accounts payable                                                   3.7        29.2        33.1
                   Accrued taxes                                                     32.4         8.0        17.1
                   Other                                                            (48.8)       31.0        30.5
                                                                                  -------     -------     -------

                        Cash provided by operating activities                       432.7       544.6       433.8
                                                                                  -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                      (425.2)     (312.6)     (204.2)
         Proceeds from sales of marketable securities                               331.3        26.8         2.8
         Purchases of marketable securities                                        (462.5)     (224.9)      (12.4)
         Other                                                                       14.9        (2.4)        2.7
                                                                                  -------     -------     -------

                         Cash (used for) investing activities                      (541.5)     (513.1)     (211.1)
                                                                                  -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Long-term borrowings                                                       115.9        47.3        58.2
         Payments on long-term debt                                                 (53.4)      (57.0)      (57.8)
         Net change in other short-term borrowings                                   10.9        (8.9)      (16.9)
                                                                                  -------     -------     -------

                   Cash provided by (used for) financing activities                  73.4       (18.6)      (16.5)
                                                                                  -------     -------     -------

CASH FLOWS USED FOR REORGANIZATION COSTS                                            (45.0)      (49.4)      (21.0)
                                                                                  -------     -------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (10.9)       (6.4)        1.0
                                                                                  -------     -------     -------

CHANGES IN CASH AND CASH EQUIVALENTS:
         Net increase (decrease) in cash and cash equivalents                       (91.3)      (42.9)      186.2
         Cash and cash equivalents at beginning of year                             344.4       387.3       201.1
                                                                                  -------     -------     -------

         Cash and cash equivalents at end of year                                 $ 253.1     $ 344.4     $ 387.3
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

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in millions of dollars except where noted)


NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

Dow Corning Corporation was incorporated in 1943 by Corning Glass Works (now "Corning Incorporated") and Dow Chemical for the purpose of developing and producing polymers and other materials based on silicon chemistry. Dow Corning Corporation operates in various countries around the world through numerous wholly-owned or majority-owned subsidiary corporations. Most of the Company's products are based on polymers known as silicones which have a silicon-oxygen-silicon backbone. Through various chemical processes, the Company manufactures silicones that have an extremely wide variety of characteristics in forms ranging from fluids, gels, greases and elastomeric materials to resins and other rigid materials. Silicones combine the temperature and chemical resistance of glass and the versatility of plastics and, regardless of form or application, generally possess such qualities as electrical resistance, resistance to extreme temperatures, resistance to deterioration from aging, water repellency, lubricating characteristics, relative chemical and physiological inertness and resistance to ultraviolet radiation. The Company currently manufactures over 10,000 products and serves approximately 50,000 customers worldwide, with no single customer accounting for more than three percent of the Company's sales in 1997. Principal United States manufacturing plants are located in Kentucky, Michigan and North Carolina. Principal non-U.S. manufacturing plants are located in Belgium, Germany, Japan and the United Kingdom. The Company also owns research and development facilities in the United States, Belgium, Japan, Germany and the United Kingdom. Dow Corning's average employment for 1997 was approximately 9,100 persons.

       On May 15, 1995, Dow Corning Corporation, excluding its subsidiaries (the "Debtor Company"), voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Eastern District of Michigan, Northern Division, in Bay City, Michigan (the "Bankruptcy Court"). The Debtor Company consists of a majority of the Company's United States operations and certain non-U.S. branches. The Debtor Company's Chapter 11 proceeding (the "Chapter 11 Proceeding") does not include any subsidiaries of the Debtor Company (see Note 4 below for further discussion of this matter).

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

       The Company's financial statements have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code," issued November 19, 1990. SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date (May 15, 1995) and identification of all transactions and events that are directly associated with the reorganization of the Debtor Company.

       The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that may result from the Chapter 11 Proceeding. Upon confirmation of a plan of reorganization by the Bankruptcy Court, if there are no material unsatisfied conditions precedent to the effectiveness of a confirmed plan of reorganization, adjustments to the carrying values of the Company's assets and liabilities may be required to reflect the terms of such plan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of Dow Corning Corporation and all of its wholly-owned and majority-owned domestic and international subsidiaries. The Company's interests in 20% to 50% owned affiliates are carried on the equity basis and are included under the caption "OTHER ASSETS - Other" in the accompanying consolidated balance sheets. Intercompany transactions and balances have been eliminated in consolidation.

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

Property and Depreciation

       Property, plant and equipment is carried at cost less any impairment and is depreciated principally using accelerated methods over estimated useful lives ranging from 10 to 20 years for land improvements, 10 to 45 years for buildings and 3 to 20 years for machinery and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

       Expenditures for maintenance and repairs are charged against income as incurred. Expenditures which significantly increase asset value or extend useful asset lives are capitalized.

       The Company follows the policy of capitalizing interest as a component of the cost of capital assets constructed for its own use. Interest capitalized was $3.3 in 1995. However, in conformity with the provisions of SOP 90-7, the Company has discontinued accruing interest expense related to unsecured pre-petition debts of the Debtor Company. As a result, the Company has also discontinued the capitalization of interest as a component of the cost of capital assets for its own use, since any amounts that would be capitalized after the application of SOP 90-7 would be considered immaterial.

       The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1996. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable assets and certain identifiable intangibles to be disposed of. The adoption of the new standard did not have a material impact on the Company's financial statements for the year ended December 31, 1996.

Restricted and Unrestricted Investments

       The Company accounts for investments in debt and equity securities in conformity with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires the use of fair value accounting for trading or available-for-sale securities, while retaining the use of the amortized cost method for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Investments in debt and equity securities are included in the captions "Marketable securities," "Restricted insurance proceeds," "Implant deposit," and "Environmental trusts" in the accompanying consolidated balance sheets.

Intangibles

       Other assets include $27.1 and $36.2 of intangible assets, net of accumulated amortization, at December 31, 1997 and 1996, respectively. Goodwill, representing the excess of cost over net assets of businesses acquired is included in the above amounts, and is being amortized on a straight-line basis over 10 years. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives.

Deferred Investment Grants

       Included in other long-term liabilities are deferred investment incentives (grants) which the Company has received related to certain capital expansion projects in Belgium and the United Kingdom. Such grants are deferred and recognized in income over the service lives of the related assets. At December 31, 1997 and 1996, gross deferred investment incentives were $79.7 and $90.3 with related accumulated amortization of $73.4 and $80.3, respectively.

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

Research and Development Costs

       Research and development costs are charged to operations when incurred and are included in manufacturing cost of sales. These costs totaled $210.4 in 1997, $203.5 in 1996 and $194.5 in 1995.

Currency Translation

       Assets and liabilities of non-U.S. subsidiaries, for which the U.S. dollar is not the functional currency, are translated into U.S. dollars at end-of-period exchange rates; translation gains and losses, hedging activity and related tax effects for these subsidiaries are reported as a separate component of stockholders' equity. Revenues and expenses for these non-U.S. subsidiaries are translated at average exchange rates during the period. For all consolidated entities for which the U.S. dollar is the functional currency, monetary assets and liabilities are remeasured into U.S. dollars using end-of-period exchange rates; remeasurement gains and losses, hedging activity and related tax effects for these entities are recognized in the consolidated statement of operations. Historical exchange rates are used for non-monetary assets and related elements of expense. All other revenues and expenses are remeasured at average exchange rates during the period. Foreign currency transaction gains and losses are included in the consolidated statement of operations.

Currency  Derivatives

       The Company enters into currency derivative instruments to manage certain currency exposures, which principally include monetary assets and liabilities not denominated in functional currencies, and net investments in non-U.S. entities for which the U. S dollar is not the functional currency. The Company does not hold or enter into currency derivative instruments for trading or speculative purposes. All currency derivative instruments are designated as hedges of currency exposures. The derivative instruments are reviewed regularly against the exposure to which they have been designated to ensure that they continue to serve as an effective hedge. To the extent that the position created by the instruments is in excess of the exposure to which it has been designated, the gain or loss attributable to that excess position is recognized currently under the caption "Other, net" in the accompanying Consolidated Statements of Operations and Retained Earnings, and the excess position is eliminated by the Company entering into offsetting instruments. The types of instruments used to manage these risks are primarily forward exchange contracts.

       Realized and unrealized gains and losses on currency derivative instruments are recognized currently under the caption "Other, net" in the accompanying consolidated statements of operations and retained earnings if designated as a hedge of monetary assets and liabilities, or, in the cumulative translation adjustment account, net of tax, in stockholders' equity if designated as a hedge of a net investment. Any gains or losses on currency derivative instruments which are intended to hedge the tax effects of the currency exposure are included as an offset to the related tax effects in the period in which such tax effects are recognized.

       Discounts and premiums on all forward exchange contracts are amortized over the life of the contracts and are included under the caption "Other, net" in the accompanying consolidated statements of operations and retained earnings. Discounts and premiums on forward exchange contracts which are intended to hedge the tax effects of the currency exposure are amortized over the life of the contracts and are included in the tax provision.

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

Reclassifications

       Certain reclassifications of prior year amounts have been made to conform to the presentation adopted in 1997.


NOTE 3 - CONTINGENCIES

Breast Implant Litigation and Claims - Background

       Prior to 1992, the Company was engaged in the manufacture and sale of silicone gel breast implants and the raw material components of these products. In January, 1992, the United States Food and Drug Administration ("FDA") asked breast implant producers to voluntarily halt the sale of silicone gel breast implants pending the FDA's further review of the safety and effectiveness of such devices, and the Company complied with the FDA's request. Subsequently, the Company announced that it would not resume the production or sale of breast implants.

       Between 1991 and 1995, the Company experienced a substantial increase in the number of lawsuits against the Company relating to breast implants. As of December 31, 1997, the Company has been named, often together with other defendants, in approximately 19,000 pending breast implant products liability lawsuits filed by or on behalf of individuals who claim to have or have had breast implants. Many of these cases involve multiple plaintiffs. In addition, there are 46 breast implant products liability class action lawsuits which have been filed against the Company as of December 31, 1997; however, only three of these class actions have been certified. The Company has sometimes been named as the manufacturer of breast implants, and other times the Company is named as the supplier of silicone raw materials to other breast implant manufacturers. Since the commencement of the Company's Chapter 11 Proceeding, the Company has been dismissed from a number of breast implant lawsuits in which the Company was named as a supplier of silicone raw material to other breast implant manufacturers. However, other breast implant manufacturers which purchased silicone raw materials from the Company, and other defendants in breast implant litigation, have filed claims for indemnity and contribution against the Company in the Company's Chapter 11 Proceeding (see Note 4 for further discussion).

       The typical alleged factual bases for these lawsuits primarily include allegations that the plaintiffs' breast implants (a) caused specific, recognized autoimmune diseases including scleroderma, systemic lupus erythematosus, and multiple sclerosis, (b) caused a vague combination of symptoms, including chronic fatigue and joint pain, alleged to be a new disease not generally recognized in the medical community and variously described by terms such as "human adjuvant disease," "siliconosis," "atypical connective tissue disease," and "atypical neurological disease," (c) have or may have ruptured (d) caused other local complications, and/or (e) caused disfigurement. The Company vigorously asserts, among other defenses, that there is no causal connection between silicone breast implants and the ailments alleged by the plaintiffs in these cases. A substantial number of breast implant lawsuits were consolidated for pretrial purposes in the U.S. District Court for the Northern District of Alabama (the "Court"), and in various state courts. Further information related to the jurisdictional status of these cases is described in Note 4 below.

       The Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code has resulted in a stay of this litigation in the United States. However, claims prosecuted against the Debtor Company in non-U.S. jurisdictions and against subsidiaries of the Debtor Company are not stayed by the Chapter 11 Proceeding. In addition to the 19,000 individual breast implant lawsuits referred to above, approximately 6,000 individual claims had been filed in non-U.S. jurisdictions, primarily in Australia. Of these approximately 6,000 individual claims, approximately 170 have been served and are in a position to proceed under the legal systems of their relevant jurisdictions, approximately 3,330 of these claims have been effectively terminated as to the Company under the Australian court system and approximately 2,500 of these claims are inactive. The Company believes that many of the non-U.S. claims are duplicative of proofs of claim filed by such non-U.S. claimants in the Debtor Company's Chapter 11 Proceeding. Approximately 5,700 non-U.S. plaintiffs have filed claims in the United States (included in the 19,000 lawsuits referenced above); however, these approximately 5,700 claims are stayed by the Debtor Company's Chapter 11 Proceeding. In addition to the 46 class action lawsuits referred to above, five class actions are pending in non-U.S. jurisdictions. Two of these non-U.S. class actions have not been served and none of the non-U.S. class actions are stayed by the Chapter 11 Proceeding.

Breast Implant Litigation and Claims - Settlement Agreement

       In 1994, the Company, along with other defendants and representatives of breast implant litigation plaintiffs, entered into a settlement agreement under the supervision of the Court (the "Settlement Agreement"). Under the Settlement Agreement, certain industry participants originally agreed to contribute up to approximately $4.2 billion, of which the Company agreed to contribute up to approximately $2.02 billion, over a period of more than thirty years. Although the Settlement Agreement was designed to cover claims of most breast implant recipients brought in the courts of U.S. federal and state jurisdictions, approximately 7,000 U.S. and non-U.S. potential claimants elected not to settle their claims by way of the Settlement Agreement and elected to pursue their individual breast implant litigation against the Company. In 1995, the Court concluded the total amount of claims likely to be approved for payment would result in substantially lower payments to claimants than anticipated under the Settlement Agreement, and the Court requested the parties negotiate possible modifications to the Settlement Agreement. The Company did not actively participate in the subsequent negotiations and is not a party to the resulting modification of the Settlement Agreement. The Company has not exercised its option to withdraw from, and the Company has not been released from, the Settlement Agreement. In addition, the Company has not been officially excluded from participating in modification of the Settlement Agreement. The Company anticipates breast implant litigation and claims pending against it will be resolved pursuant to the Debtor Company's plan of reorganization arising out of the Debtor Company's Chapter 11 Proceeding (see Note 4 below for further discussion).

Breast Implant Litigation and Claims - Insurance Matters

       The Company has a substantial amount of unexhausted claims-made, occurrence and occurrence-noticed products liability insurance coverage with respect to breast implant lawsuits and claims commencing in 1986 and thereafter. For breast implant lawsuits and claims involving implant dates prior to 1986, substantial coverage exists under a number of primary and excess occurrence and occurrence-noticed policies having various limits. For breast implant lawsuits and claims filed after 1985 in cases with implant dates prior to 1986, potential coverage exists under all of the above referenced policies. Because defense costs and disposition of particular breast implant lawsuits and claims may be covered, in whole or in part, both by the coverage issued from and after 1986, and one or more of the policies issued prior to 1986, the ultimate determination of aggregate insurance coverage depends on, among other things, how defense and indemnity costs are allocated among the various policy periods. Depending on policy language, applicable law and agreements with insurers, compensatory and punitive damages which may be awarded pursuant to breast implant lawsuits may or may not be covered, in whole or in part, by insurance.

       A substantial number of the Company's insurers reserved the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, when coverage may attach and their respective obligations relative to other insurers. Since 1993, the Company has been involved in litigation against certain insurance companies which issued occurrence based products liability insurance policies to the Company from 1962 through 1985 ("Occurrence Insurers"). This litigation resulted from an inability of the Occurrence Insurers to reach an agreement with the Company on a formula for the allocation among the Occurrence Insurers of payments of defense and indemnity expenses submitted by the Company related to breast implant products liability lawsuits and claims. The Company sought a judicial enforcement of the obligations of the Occurrence Insurers under the relevant insurance policies. Following certain initial procedural steps, this litigation has been conducted in the Wayne County, Michigan Circuit Court (the "Michigan Court"). A number of the Occurrence Insurers have been dismissed from this litigation pursuant to settlements reached with the Company.

       During 1994, the Michigan Court (a) ruled that certain of the Company's primary Occurrence Insurers have a duty to defend the Company with respect to breast implant products liability lawsuits, (b) directed these insurers to reimburse the Company for certain defense costs previously incurred and (c) ruled in favor of the Company on allocation of defense costs.

       During 1995, the Michigan Court ruled in favor of the Company on allocation of indemnity costs, ordering that each primary Occurrence Insurer is obligated to pay the defense costs for all cases alleging a date of implant either before or during the insurers' policy periods and for all cases involving unknown implant dates; once implant dates become known, the appropriate insurer becomes responsible for relevant claims. The Michigan Court also ruled that relevant insurance contracts afford coverage for punitive damages except where specific policy provisions expressly exclude coverage for such damages. In addition, a trial on the merits of the claims in this litigation commenced.

       During 1996, a Michigan Court jury found the remaining Occurrence Insurers liable for coverage including costs of defense and settlement of the Company's breast implant lawsuits and claims in the United States and in other countries. The Michigan Court also ruled that the Company is entitled to recover substantially all defense, settlement and judgment costs previously incurred. Certain of the Occurrence Insurers have appealed the results of this litigation to the Michigan Court of Appeals. The Company is uncertain as to when these appeals will be resolved. In the interim, the Company is continuing settlement negotiations with the Occurrence Insurers as well as other insurers that are not involved in the litigation. Furthermore, the Company is pursuing resolution of a significant portion of currently unresolved insurance coverage provided by solvent non-Occurrence Insurers through arbitration proceedings. The Company is also pursuing recovery from insolvent insurance carriers via settlement discussions.

       Based on the results of this litigation, management continues to believe it is probable the Company will recover from its insurers a substantial amount of breast implant-related payments which have been or may be made by the Company. In addition to the results of this litigation, this belief is further supported by the fact that the Company received insurance recoveries of $628.6 from September 1, 1994, through December 31, 1997 (see Note 6 for further discussion), and entered into settlements with certain insurers for future reimbursement.

Breast Implant Litigation and Claims - Financial Provisions

       The Company has taken steps in the past to reflect the anticipated financial consequences to the Company of the breast implant situation. Prior to 1995 the Company recorded aggregate pre-tax charges of $1.981 billion and related insurance receivables of $1.006 billion to cover (a) the Company's best estimate, at the time, of its potential liability under the Settlement Agreement, (b) the Company's best estimate, at the time, of additional costs to resolve breast implant litigation outside of the Settlement Agreement and (c) legal, administrative, and research costs related to the breast implant controversy. The portion of the pre-1995 charges related to the Settlement Agreement and related to the anticipated implant insurance receivable were recorded on a present value basis. In 1995, the Company recorded a pre-tax charge of $351.1 to abandon this present value treatment. This charge was taken because of the uncertainty associated with the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code. As a result of filing for Chapter 11 protection, management could no longer make the assessment that the amount and timing of the settlement payments were reliably determinable as required by accounting rules relevant to present value discounting of future liabilities. Based on information currently available and due to the uncertainty associated with the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code, management cannot currently estimate the ultimate cost of resolving breast implant litigation and claims.

       Notwithstanding the inherent uncertainties associated with estimating the ultimate cost of resolving breast implant litigation and claims, management believes it has accrued amounts required under generally accepted accounting principles. The Company has not revised its implant reserves since the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code, except
(a) to reflect the 1995 charge referred to above, and (b) to reflect payment of certain legal, administrative, and research costs related to the breast implant controversy. The Company anticipates that the ultimate cost to resolve breast implant litigation and claims will be estimated for purposes of determining the feasibility of any plan of reorganization during the Debtor Company's Chapter 11 Proceeding (see Note 4 below). As additional facts and circumstances develop, it is at least reasonably possible that the amount of the Company's implant reserves may be revised in the near term to reflect any material developments relating to the resolution of the breast implant litigation and claims. Future revisions, if required, could have a material effect on the Company's financial position or results of operations in the period or periods in which such revisions are recorded.

       The "Anticipated implant insurance receivable" recorded in the accompanying consolidated balance sheets is the result of the provisions described above; a substantial portion of this "Anticipated implant insurance receivable" relates to amounts expected to be recovered from the Occurrence Insurers. The principal uncertainties which exist with respect to the realization of this asset include the ultimate cost of resolving breast implant litigation and claims, the results of litigation against and settlement negotiations with insurers and the extent to which insurers may become insolvent in the future. The Company took these factors into account when estimating the amount of insurance recovery to record in the financial statements. As additional facts and circumstances develop, it is at least reasonably possible that the estimate may be revised in the near term to reflect any material developments relating to insurance matters. Future revisions, if required, could have a material effect on the Company's financial position or results of operations in the period or periods in which such revisions are recorded. Notwithstanding the above, the Company believes it is probable that the "Anticipated implant insurance receivable" recorded in the accompanying consolidated balance sheet at December 31, 1997 will ultimately be realized.

Securities Laws Class Action Lawsuits

       As previously reported, in 1992 the Company and certain of its former and present directors and officers were named, as defendants with others, in two securities laws class action lawsuits filed by purchasers of stock of Corning Incorporated and Dow Chemical. These cases were originally filed as several separate cases in the Federal District Court for the Southern District of New York; they were subsequently consolidated so that there is one case involving claims on behalf of purchasers of stock of Corning Incorporated and one case involving claims on behalf of purchasers of stock of Dow Chemical. The plaintiffs in these cases allege, among other things, misrepresentations and omissions of material facts and breach of duty with respect to purchasers of stock of Corning Incorporated and Dow Chemical relative to the breast implant issue. The relief sought in these cases is monetary damages in unspecified amounts.

       The Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code has resulted in a stay of this litigation with respect to the Debtor Company. These cases have been dismissed without prejudice with respect to directors, officers and other individuals originally named as defendants. Corning Incorporated and Dow Chemical continue as defendants in this litigation.

Tax Matters

       On January 20, 1997, the Company received a Statutory Notice of Deficiency (the "Notice") from the United States Internal Revenue Service (the "IRS"). The Notice asserts tax deficiencies totaling approximately $105.3. The alleged deficiencies in the Notice relate to the Company's consolidated federal income tax returns for the 1992, 1993 and 1994 calendar years. The Company believes that the deficiencies asserted by the IRS are excessive. The Company is vigorously contesting the IRS' claims, has filed refund claims aggregating approximately $4.5 relating to research and development credits, and intends to file additional refund claims in connection with its protest, which was filed May 1, 1997. The Company anticipates that this matter will be resolved either in the Company's Chapter 11 Proceeding or through procedures provided by the Internal Revenue Code, and that such resolution will not have a material adverse impact on the Company's consolidated financial position or results of operations. The Company is currently engaged in discussions with the IRS in an effort to resolve this matter.

Environmental Matters

       The Company has been advised by the United States Environmental Protection Agency ("EPA") or by similar state regulatory agencies that the Company, together with others, is a Potentially Responsible Party ("PRP") with respect to a portion of the cleanup costs and other related matters involving a number of abandoned hazardous waste disposal sites. Management currently believes that there are 13 sites at which the Company may have some liability, although management currently expects to settle the Company's liability for a majority of these sites for de minimis amounts. Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRPs at those sites at which management currently believes the Company may have more than a de minimis liability is $15.5. Management cannot currently estimate the aggregate liability for all PRPs at those sites at which management expects the Company has a de minimis liability.

       The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The amount accrued for environmental matters at December 31, 1997, was $7.8. In addition, receivables of $4.0 for probable third-party recoveries have been recorded related to these environmental matters.

       Reductions in aggregate environmental liability estimates, reserves, and receivables from amounts previously reported are the result of a negotiated fourth quarter 1997 indemnification commitment to the Company from another PRP at a significant hazardous waste disposal site relating to the Company's potential environmental liability at the site.

       As additional facts and circumstances develop, it is at least reasonably possible that either the accrued liability or the recorded receivable relative to environmental matters may be revised in the near term. While there are a number of uncertainties with respect to the Company's estimate of its ultimate liability for cleanup costs at these hazardous waste disposal sites, the Company believes that any costs incurred in excess of those accrued will not have a material adverse impact on the Company's consolidated financial position or results of operations. This opinion is based upon the number of identified PRPs at each site, the number of such PRPs that are believed by management to be financially capable of paying their share of the ultimate liability, and the portion of waste sent to the sites for which management believes the Company might be held responsible based on available records.

       As a result of financial provisions recorded with respect to breast implant liability, the Debtor Company has been unable to meet certain federal and state environmental statutory financial ratio tests. Consequently, in order for the Debtor Company to continue to operate hazardous waste storage facilities at certain plant sites, the states involved have required the Debtor Company to establish trusts to provide for aggregate estimated closure, post-closure, corrective action and potential liability costs of $23.2 associated with these hazardous waste storage facilities; and the Debtor Company has fully funded these trusts as of December 31, 1997. Interest on the funds held in trust will be available to the Debtor Company under certain circumstances, and the amount required to be held in trust may vary annually. At such time as the Debtor Company satisfies the above referenced financial ratio tests or the Debtor Company no longer needs or closes the permitted facilities, the funds then remaining in these trusts will revert to the Debtor Company. The establishment and funding of these trusts is subject to the continuing jurisdiction of the Bankruptcy Court.

Other Litigation

       Due to the nature of its business as a supplier of specialty materials to a variety of industries, the Company, at any particular time, is a defendant in a number of products liability lawsuits for injury allegedly related to the Company's products and, in certain instances, products manufactured by others. Many of these lawsuits seek damages in substantial amounts. The Company has been named in products liability lawsuits pertaining to materials previously used in connection with temporomandibular joint implant applications and raw materials supplied by the Company to manufacturers of the NORPLANT(R) Implant contraceptive device (NORPLANT(R) is a registered trademark of the Population Council for Subdermal Levonorgestrel Implants). The Company believes that these claims are covered in whole or in part by substantial insurance or certain indemnity arrangements. This belief is supported in part by the fact that the indemnitors under these arrangements have been honoring their indemnity commitments. The Company has followed a practice of aggressively defending all products liability claims asserted against it, and although the Company intends to continue this practice, currently pending proceedings and any future claims are subject to the uncertainties attendant to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted with certainty. The prosecution of lawsuits and claims against the Debtor Company has been stayed in the U.S. as a result of the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code. However, claims prosecuted against the Debtor Company in non-U.S. jurisdictions and against subsidiaries of the Debtor Company are not stayed by the Chapter 11 Proceeding. The Company is currently unable to estimate its potential liability for these claims; however, the Company believes that these products liability claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition. The Company anticipates that the cost to resolve a substantial portion of these claims will ultimately be determined during the Debtor Company's Chapter 11 Proceeding (see Note 4).

NOTE 4 - PROCEEDING UNDER CHAPTER 11

Filing for Chapter 11 Protection

       On May 15, 1995, the Debtor Company voluntarily filed for protection under Chapter 11 of the Bankruptcy Code. The Debtor Company consists of a majority of the Company's U.S. operations and certain non-U.S. branches. The Debtor Company's Chapter 11 Proceeding does not include any subsidiaries of the Debtor Company. This action was taken because (a) the Debtor Company was not satisfied with the rate of progress toward resolving breast implant litigation outside of the Settlement Agreement, (b) the Debtor Company was not satisfied with the rate of progress toward achieving commitments from certain of the Company's insurers relative to insurance recovery and (c) the Debtor Company was concerned by the uncertainty associated with the conclusions of the U.S. District Court for the Northern District of Alabama relative to the Settlement Agreement (see Note 3 above for further discussion).

       The Debtor Company is operating as a debtor-in-possession under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Debtor Company is authorized to operate its business but may not engage in transactions outside the ordinary course of its business without the approval of the Bankruptcy Court. Under the Bankruptcy Code, any creditor actions to obtain possession of property from the Debtor Company are stayed by the Chapter 11 Proceeding. As a result, the creditors of the Debtor Company are precluded from collecting pre-petition debts without the approval of the Bankruptcy Court. Certain pre-petition liabilities, including wages and benefits of employees and obligations to certain non-U.S. vendors, have been paid after obtaining the approval of the Bankruptcy Court. In November, 1996, the Bankruptcy Court granted the Debtor Company's motion to allow for the offset of certain receivables and payables between the Debtor Company and its subsidiaries existing as of May 15, 1995.

       Subject to certain exceptions under the Bankruptcy Code, the Debtor Company's Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings against the Debtor Company. The Debtor Company filed notices to remove certain lawsuits filed by plaintiffs from state courts to federal courts. The Debtor Company also filed transfer motions seeking to transfer certain lawsuits filed by plaintiffs from various federal courts to the federal district court having jurisdiction over the Debtor Company's Chapter 11 Proceeding (the U.S. District Court for the Eastern District of Michigan, the "U.S. District Court in Michigan"). The purpose of these transfer motions was to lay a foundation for the eventual consolidation of these lawsuits in connection with a threshold "common issues" trial on the core issue, among others, of whether silicone gel implants cause the diseases claimed by those who filed such lawsuits.

       In September, 1995, the U.S. District Court in Michigan granted the Debtor Company's transfer motion to transfer certain lawsuits filed by plaintiffs to the U.S. District Court in Michigan. This court also indicated that if trials ultimately proceed, they should be conducted in either the U.S. District Court in Michigan or the U.S. district court for the district in which the claim underlying the lawsuit arose. In the interim, the U.S. District Court for the Northern District of Alabama has been assigned jurisdiction over these cases for pretrial purposes. The U.S. District Court in Michigan also suggested that a "common issues" trial could proceed, if needed, in connection with the Bankruptcy Court's estimation of products liability claims against the Debtor Company during the Debtor Company's Chapter 11 Proceeding.

       The U.S. Trustee appointed a "Committee of Unsecured Creditors," a "Committee of Tort Claimants" and an "Official Physicians' Committee" (collectively, the "Creditor Committees") in the Chapter 11 Proceeding. In accordance with the provisions of the Bankruptcy Code, the Creditor Committees have been appointed to represent the diversity of interests of the entire constituency that each committee is designated to serve, and the Creditor Committees have the right to be heard with respect to transactions outside the ordinary course of business and other matters arising in the Chapter 11 Proceeding.

Bar Date and Creditors Claims

       In June, 1996, the Bankruptcy Court established bar dates, deadlines for creditors to file claims against the Debtor Company, of January 15, 1997, for all claims against the Debtor Company arising out of the United States and its territories, and of February 14, 1997, for all claims against the Debtor Company arising out of non-U.S. jurisdictions. Creditors who are required to file claims but fail to meet the bar dates generally will be prohibited from voting upon or receiving distributions under any plan of reorganization. As of January 21, 1998, approximately 722,000 proofs of claim have been filed by creditors of the Debtor Company with the Bankruptcy Court. Of these proofs of claim, approximately 463,000 are Implant Primary Claims (claims by implant recipients), approximately 205,000 are Implant Supplemental Claims (claims by persons related to implant recipients) and approximately 54,000 are General Claims (claims by lenders, holders of public debt securities, vendors and other miscellaneous parties, including claims for contribution and indemnity). Because the cataloging of filed proofs of claim is ongoing, the ultimate number of claims is not precisely determinable at this time. The Bankruptcy Court and the Debtor Company continue to assess the validity and accuracy of the information contained in or submitted with the filed proofs of claim. In addition, the Debtor Company believes that a significant number of the filed proofs of claim are duplicative. On December 4, 1997, the Bankruptcy Court disallowed approximately 33,000 of these duplicate claims. On December 30, 1997, a motion for summary judgment was filed with the Bankruptcy Court requesting the disallowance of approximately 18,000 additional duplicate claims. The process of identifying possible duplicate claims is ongoing. The Debtor Company anticipates that all duplicate claims will ultimately be disallowed. In addition, a number of these proofs of claim were received subsequent to the bar date and may be disallowed on that basis. Other than as described above, there has been no determination of allowability of the filed proofs of claim by either the Bankruptcy Court or the Debtor Company.

       On April 7, 1997, the Debtor Company filed (a) an omnibus objection with the Bankruptcy Court challenging all claims alleging that silicone breast implants caused disease and (b) a motion for summary judgment requesting that the Bankruptcy Court dismiss all such claims on the basis that there is no scientifically valid evidence sufficient to support such claims. Also on April 7, 1997, the Debtor Company filed a motion with the Chief Judge of the U.S. Court of Appeals for the Sixth Circuit requesting that, to the extent that a U.S. District Judge is required to decide the Debtor Company's motion for summary judgment or to decide issues related to disease claims which might survive the motion for summary judgment, such issues be referred to U.S. District Judge Sam C. Pointer, Jr. (of the U.S. District Court for the Northern District of Alabama) due to his experience as the federal multi-district litigation judge for breast implant litigation. Under this request, Judge Pointer would be temporarily assigned to the U.S. District Court in Michigan to preside over any proceedings regarding all claims arising from implanted medical devices, including breast implant claims, against the Debtor Company and its shareholders. The Chief Justice of the United States granted his approval of this request on June 29, 1997. Implementation of this action may be subject to the operation of local procedural rules of the U.S. District Court in Michigan. On December 19, 1997, the Bankruptcy Court recommended that, although it has the authority to decide the issues presented in the Debtor Company's omnibus objection and motion for summary judgment described above, the U.S. District Court in Michigan should take responsibility for ruling on such matters. The U.S. District Court in Michigan has indicated that it will take such responsibility with the participation of Judge Pointer. In addition, the U.S. District Court in Michigan indicated that the results of Judge Pointer's National Science Panel, established in the U.S. District Court for the Northern District of Alabama under the U.S. Federal Rules of Civil Procedure, will be used in connection with resolving the issue of whether silicone gel implants cause the diseases claimed by those who assert such claims.

       On August 19, 1997, the Tort Creditors Committee filed a motion with the Bankruptcy Court requesting that issues regarding estimation or liquidation of products liability claims in the Debtor Company's Chapter 11 Proceedings, including issues relating to confirmation of a plan of reorganization, be removed from the Bankruptcy Court to the U.S. District Court in Michigan. This motion will be adjudicated by the U.S. District Court in Michigan. On September 26, 1997, the U.S. District Court in Michigan conducted a hearing on this motion, but no decision has yet been rendered.

Initial Plan of Reorganization and Exclusivity Period

       Under applicable provisions of the Bankruptcy Code, a debtor in Chapter 11 has certain periods of exclusivity during which it has the exclusive right to file and seek acceptances of its reorganization plan. After the expiration of such periods, as may be extended from time to time, any creditor has the right to file a plan of reorganization with the Bankruptcy Court.

       The Debtor Company had the exclusive right to file a plan of reorganization for 120 days after its Chapter 11 filing (the "Plan Exclusivity Period"). After several extensions of the Plan Exclusivity Period, in May, 1996, the Bankruptcy Court extended the Plan Exclusivity Period until the expiration of 21 days after the Bankruptcy Court enters orders related to (a) the procedure for the estimation of products liability and other claims against the Debtor Company, (b) the Debtor Company's request for the appointment of a panel of scientific experts to assist the Bankruptcy Court in the products liability claims estimation process, (c) the Debtor Company's request to establish a bar date for creditors to file claims against the Debtor Company and (d) the establishment by the Bankruptcy Court of a claims notice procedure. Also in May, 1996, the Bankruptcy Court extended the Debtor Company's exclusive statutory 60-day period for soliciting acceptances of its plan of reorganization (the "Solicitation Exclusivity Period") for an indefinite period, subject to further order of the Bankruptcy Court. In June, 1996, the Bankruptcy Court issued an order establishing bar dates for creditors to file claims against the Debtor Company, and approved a claims notice procedure.

       In December, 1996, the Debtor Company filed its initial plan of reorganization (the "Initial Plan") and related initial disclosure statement with the Bankruptcy Court. Under the Initial Plan, the Debtor Company would have committed up to $3.0 billion to satisfy claims of the Debtor Company's creditors. Critical to the treatment of claims related to breast implants under the Initial Plan was a common issue causation trial to determine if any causal connection exists between the Debtor Company's silicone implants and the various diseases claimed by the products liability claimants (see Note 3 for further discussion). The Initial Plan was superseded by the Debtor Company's amended plan of reorganization (the "Amended Plan") and a related amended disclosure statement (the "Amended Disclosure Statement") discussed below.

       On July 29, 1997, the Bankruptcy Court issued an order (a) denying previously filed separate motions of the Debtor Company and the Tort Creditor Committee regarding the procedure for the estimation of products liability and other claims against the Debtor Company and (b) denying without prejudice the Debtor Company's request for the appointment of a panel of scientific experts to assist the Bankruptcy Court in the products liability claims estimation process. Issuance of this order fixed the expiration date of the Plan Exclusivity Period at August 19, 1997. Subsequently, the expiration date of the Plan Exclusivity Period was extended by the Bankruptcy Court until August 26, 1997.

       Also on July 29, 1997, the Bankruptcy Court issued an opinion regarding
(a) a process for estimation of products liability claims and (b) the use of a panel of scientific experts and a common issues trial in connection with such estimation process. The opinion indicated that a common issues trial, to resolve the core issue of whether silicone implants cause certain diseases as alleged by products liability claimants (see Note 3 for further discussion), should be used as a means for resolving products liability claims if (a) a plan of reorganization is not agreed between the Debtor Company and its creditors or (b) the disease causation issue is not resolved through rulings on other motions pending before the Bankruptcy Court. The opinion also indicated that court-appointed experts should be involved with the causation trial.

Amended Plan of Reorganization and Amended Disclosure Statement

      On August 25, 1997, the Debtor Company filed its Amended Plan and Amended Disclosure Statement with the Bankruptcy Court. On November 20, 1997, the Bankruptcy Court indicated that the Debtor Company's Amended Disclosure Statement would not be approved in its current form. The Bankruptcy Court also expressed concerns about certain provisions of the Amended Plan (see below for further discussion).

       The Amended Plan would have provided up to $3.7 billion to satisfy claims of the Debtor Company's creditors. Specifically, under the Amended Plan, the Debtor Company would have committed up to $2.4 billion to resolve products liability claims through several settlement options or through litigation. Amounts allocated to resolution of products liability claims by settlement would have been placed in a settlement trust (the "Settlement Trust"), and amounts allocated to resolution of products liability claims by litigation would have been placed in a litigation trust (the "Litigation Trust"). In addition, the Amended Plan would have provided $1.3 billion to satisfy commercial claims which would have been paid in full, including accrued interest. The Amended Plan would have provided that seven year senior notes of the Debtor Company would have been issued to satisfy 70% of the amount of allowed unsecured commercial creditor claims.

      Under the Amended Plan, breast implant claimants voting to approve the Amended Plan would have been required to settle their claims through the Settlement Trust. The amount of funds allocated by the Amended Plan to settle breast implant claims through the Settlement Trust would have been directly linked to the number of breast implant claimants voting to approve the Amended Plan. The Amended Plan would have provided that, as more individuals in each class of breast implant claimants would have voted to approve the Amended Plan, the amount available to each class of breast implant claimants for resolution of breast implant claims through the Settlement Trust would have increased, and the amount of funds available for resolution of breast implant claims by litigation through the Litigation Trust would have decreased.

      The Settlement Trust would have provided four settlement options for breast implant claimants, with individual settlement amounts ranging up to approximately $200,000.00. Under the Amended Plan, breast implant claimants could have chosen one of the following four settlement options: (a) an expedited settlement option which would have paid between $650.00 and $1,000.00 to breast implant claimants (the "Expedited Settlement Option"); (b) a rupture settlement option which would have paid between $5,000.00 and $8,000.00 to breast implant claimants who, prior to final approval of the Amended Plan, had undergone surgery to remove a ruptured breast implant manufactured by the Debtor Company (the "Rupture Settlement Option"); (c) a medical procedure settlement option which would have paid expenses for approved procedures to remove breast implants manufactured by the Debtor Company from breast implant claimants after final approval of the Amended Plan and also would have paid up to $1,000.00 to such claimants for reasonable related expenses (the "Medical Procedure Settlement Option"); and (d) a qualified medical condition settlement option which would have paid between $2,500.00 and $200,000.00 to breast implant claimants if they had certain specified symptoms or medical conditions which were adequately documented and evaluated (the "Qualified Medical Condition Settlement Option").

      Under the Amended Plan, amounts otherwise payable under the Qualified Medical Condition Settlement Option would have been reduced by one-half for breast implant claimants who have had breast implants manufactured by the Debtor Company and have also had breast implants produced by another manufacturer. The Amended Plan also would have provided that breast implant claimants who (a) would not have previously had their breast implants removed, (b) would not have currently qualified for the Qualified Medical Condition Settlement Option and
(c) did not elect to settle their claims under either the Expedited Settlement Option or the Medical Procedure Settlement Option would have been limited to recovery of 20% of the amounts that were provided by the Qualified Medical Condition Settlement Option, in the event that such claimants would have qualified for that option in the future. Finally, settlement amounts payable to breast implant claimants who have had breast implants produced by another manufacturer using raw materials supplied by the Debtor Company would have been limited to $500.00 per claimant.

      Under the Amended Plan, non-breast implant products liability claimants who would have chosen to settle their claims through the Settlement Trust mechanism would have been able to elect (a) the Expedited Settlement Option under which such claimants would have been paid $500.00 or (b) the Qualified Medical Condition Settlement Option. Under the latter option, non-breast implant products liability claimants would have received a single level of payment depending on the type of Debtor Company implant product involved, with a second level of payment for claimants with a more severe condition related to a tempormandibular joint implant. For non-breast implant products liability claims settled under either of these options, there would have been no enhancement of the payment levels based on the percentage of claimants voting for the Amended Plan in each class of claimants.

      The Amended Plan would also have provided for settlement payments to family members of settling products liability claimants under certain circumstances specified in the Amended Plan. In addition, settlement payments to non-U.S. products liability claimants, other than those payments provided under the Expedited Settlement Option, would have been subject to downward adjustment based on local economic and legal system factors. Furthermore, the Amended Plan provided that punitive damage claims would have been waived with respect to products liability claimants who would have settled their claims through the Settlement Trust.

      The Debtor Company would have funded the Settlement Trust pursuant to a funding agreement with the Settlement Trust. The Debtor Company anticipated that it would have been able to meet its payment obligations to the Settlement Trust utilizing cash flow from operations, insurance proceeds, cash on hand and/or prospective borrowings. In addition, under certain circumstances, the Settlement Trust and the Debtor Company would have had access to a substantial revolving credit facility which would have been made available by Dow Chemical and Corning Incorporated. Upon termination of the Settlement Trust, any funds remaining in the Settlement Trust would have been distributed to an organization involved in research on the cause of and cure for autoimmune-connective tissue diseases.

      The Settlement Trust would have been managed by five independent trustees who would have reviewed claims under set guidelines and procedures and would have paid claims once they were qualified under one of the four settlement options specified above.

      Under the Amended Plan, products liability claimants voting against the Amended Plan would have been required to pursue their claims through a process potentially including mediation, arbitration, and/or litigation against the Litigation Trust if their claims would have survived a common issue causation trial. Such claimants would initially have been subject to a common issue causation trial to resolve the core issue of whether silicone implants cause certain diseases as alleged by those claimants (see Note 3 for further discussion). The result of this common issue causation trial would not have affected those claimants who would have elected to resolve their claims through the Settlement Trust.

      If the common issue causation trial would have concluded that silicone implants do not cause disease, all disease claims against the Litigation Trust would have been disallowed and the products liability claimants choosing to resolve their disease claims by litigation would not have received any distribution from the Litigation Trust. If the common issue causation trial would have concluded that silicone implants do cause disease, individual claims that would have remained against the Litigation Trust would have been resolved either through (a) an individual claim review process leading to settlement, (b) nonbinding mediation, (c) binding arbitration or (d) trial. The Amended Plan also contemplated that other common issue trials may have been undertaken by the Litigation Trust, including trials to determine (a) the application of bulk-supplier defenses to raw material claims, (b) the amount, if any, of punitive damages which might have been available, and (c) other issues.

      The actual level of funding of the Litigation Trust would have depended on the level of vote on the Amended Plan; if the vote had called for an enhanced level of funding of the Settlement Trust, it would have reduced the level of funding for the Litigation Trust.

       If the Amended Plan would have been accepted by all classes of products liability claimants and confirmed by the Bankruptcy Court (a "Consensual Plan"), the Debtor Company would have funded the Litigation Trust with an amount intended to cover initial administration of the Litigation Trust and preparation for the common issue causation trial. If the common issue causation trial would have concluded that silicone implants do cause disease, the Litigation Trust would have been funded with an amount, payable in annual installments, which would have reflected the results of products liability claimants voting in favor of the Amended Plan (see discussion above). If the amount of claims allowed in a given year would have exceeded the amount available in the Litigation Trust for distribution to claimants in that year, the balance of the claims payable would have been paid when additional funding became available. Upon termination of the Litigation Trust, any funds that would have remained in the Litigation Trust would have been distributed to the Debtor Company.

       If the Amended Plan would not have been accepted by all classes of products liability claimants, but would nonetheless have been confirmed by the Bankruptcy Court under the "cramdown" provisions of the Bankruptcy Code (a "Non-Consensual Plan"), funding of the Litigation Trust would have varied for classes which would have voted to accept the Amended Plan (the "Assenting Classes") and for classes which would have voted to reject the Amended Plan (the "Dissenting Classes"). In this situation, the funding for Assenting Classes would have operated in a manner consistent with the funding of the Litigation Trust under a Consensual Plan as described above. With respect to Dissenting Classes, if the amount of funding of the Litigation Trust would have been insufficient to satisfy claims of the Dissenting Classes in full, the trustees of the Litigation Trust would have been able to call on the Debtor Company to provide the additional funding needed to satisfy such claims. If the Debtor Company would not or could not pay the additional amounts needed, the trustees of the Litigation Trust would have been able to direct that all or a portion of the Debtor Company's stock (which, in the case of a Non-Consensual Plan, would have been conditionally pledged to the Litigation Trust by Dow Chemical and Corning Incorporated) be transferred to the Trust or sold to provide the additional funding needed.

      Furthermore, the Amended Plan would have provided that, in the case of either a Consensual Plan or a Non-Consensual Plan, punitive damage claims would have been waived with respect to products liability claimants in Assenting Classes, and with respect to those products liability claimants in Dissenting Classes who would have voted to accept the Amended Plan. Punitive damage claims by products liability claimants in Dissenting Classes who would have voted to reject the Amended Plan would have been separated from the compensatory damage claims of such claimants. Subsequently, after the litigation and payment of all compensatory damage claims from the Litigation Trust, the amount, if any, of punitive damages which might have been available would have been determined by a common issue trial. Only claimants who would have rejected the Amended Plan and who would have liquidated their claims through litigation would have been eligible to participate in this trial.

      Under the Amended Plan, products liability claims relating to long-term contraceptive implants would have been assigned to the Litigation Trust for administrative purposes and would have been resolved as to the Debtor Company by indemnification from and/or litigation against the ultimate manufacturers of these implants.

      The Litigation Trust would have been managed by three trustees appointed by the Debtor Company.

      If the Amended Plan would have been confirmed, all claims against the Debtor Company subject to the jurisdiction of the Bankruptcy Court would have been discharged and released. Personal injury claims, and certain related claims, would have been transferred to the Settlement Trust and the Litigation Trust for handling and payment. The treatment of claims would have been binding on all claimants regardless of whether they would have voted to accept or reject the Amended Plan, or whether they would have voted at all. All claims subject to the jurisdiction of Bankruptcy Court relating to products of the Debtor Company against (a) the Debtor Company, Dow Chemical, Corning Incorporated, and their subsidiaries and affiliates, (b) certain of the Debtor Company's insurers who have settled coverage issues with the Debtor Company relating to products liability claims, and (c) all of the officers, directors, employees and representatives of these parties, would have been discharged and released, and any prosecution or enforcement of those claims would have been permanently barred.

      In an effort to encourage resolution of key issues between the Debtor Company and the Creditor Committees regarding the Amended Plan and the Amended Disclosure Statement, the Bankruptcy Court appointed a mediator on November 5, 1997. The term of the mediator's appointment is scheduled to expire on February 2, 1998, unless extended by the Bankruptcy Court.

      After extensive hearings on the adequacy of the Amended Disclosure Statement, the Bankruptcy Court, on November 20, 1997, indicated that the Debtor Company's Amended Disclosure Statement would not be approved in its current form. The Bankruptcy Court also expressed the following five concerns about certain provisions of the Amended Plan: (a) the treatment of foreign claimants;
(b) the use of insurance proceeds; (c) the degree of discretion reserved by the Debtor Company over the post-confirmation litigation process; (d) the proposal that the Bankruptcy Court would order releases of products liability claims against parties other than the Debtor Company; and (e) the linkage of claimants voting on the Amended Plan with the treatment of such claimants under the Amended Plan. In addition, the Bankruptcy Court expressed various concerns regarding several aspects of the Amended Disclosure Statement. In early January, 1998, the Debtor Company was given until February 17, 1998, to file a second amended plan of reorganization and related second amended disclosure statement. The Debtor Company intends to file a second amended plan of reorganization and a related second amended disclosure statement designed to address the Bankruptcy Court's concerns by February 17, 1998.

Implant Reserves and Confirmation Procedure

       The "Implant reserve" as of December 31, 1997, was approximately $2.4 billion as recorded in the accompanying consolidated balance sheet. Since May 15, 1995, the "Implant reserve" recorded in the accompanying consolidated balance sheets has been reduced only as a result of payments made by the Debtor Company for certain legal, administrative, and research costs related to the breast implant controversy that were taken into consideration when the reserve was recorded in prior years (see Note 3 for further information). The Company anticipates that the ultimate cost to resolve breast implant litigation and claims will be determined as part of the Debtor Company's Chapter 11 Proceeding. As additional facts and circumstances develop, it is at least reasonably possible that the amount of the Company's implant reserves may be revised in the near term to reflect any material developments relating to the resolution of the breast implant litigation and claims. Future revisions, if required, could have a material effect on the Company's financial position or results of operations in the period or periods in which such revisions are recorded.

       Confirmation of a plan of reorganization requires, among other things, acceptance of the plan by the affirmative vote (in excess of 50% of the number and in excess of 66 2/3% of the dollar amount of the claims) of the creditors who vote in each class of creditors having claims that are impaired by the plan of reorganization. The Company is prohibited from soliciting acceptances of a plan of reorganization from creditors until after the Bankruptcy Court approves the adequacy of the related disclosure statement. Thereafter, the Debtor Company will have a period of time to obtain necessary acceptances from its creditors for its plan of reorganization. In the interim, the Debtor Company will continue to conduct discussions with the Creditor Committees regarding its plan of reorganization and related disclosure statement. Absent the requisite approvals referenced above, the Bankruptcy Court may confirm the Debtor Company's plan of reorganization, or a competing plan of reorganization, under the "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met.

Debtor Company Financial Statements

       The condensed financial statements of the Debtor Company are presented as follows:

-------------------------------------

                                                      DOW CORNING CORPORATION
                                               DEBTOR COMPANY CONDENSED BALANCE SHEET
                                                      (in millions of dollars)

                                                               ASSETS

                                                                                December 31,
                                                                                   1997
                                                                                ------------
CURRENT ASSETS:
           Cash and cash equivalents                                            $     55.1

         Marketable securities                                                        96.2
         Accounts and notes receivable, including
           $348.6 receivable from subsidiaries                                       491.8
           Anticipated implant insurance receivable                                   85.5

         Inventories                                                                 144.1

         Other current assets -
           Deferred income taxes                                                      63.8
           Other                                                                      19.9
                                                                                  ---------
                     Total current assets                                            956.4
                                                                                  ---------

INVESTMENTS:
         Equity in unconsolidated subsidiaries                                       622.6

PROPERTY, PLANT AND EQUIPMENT:                                                     1,701.3
         Less - Accumulated depreciation                                          (1,129.9)
                                                                                  ---------
                                                                                     571.4
                                                                                  ---------

OTHER ASSETS:
         Marketable securities                                                       145.3
         Anticipated implant insurance receivable                                    911.6
         Restricted insurance proceeds                                               517.2
         Implant deposit                                                             275.0
         Environmental trusts                                                         23.2
         Deferred income taxes                                                       389.9
         Receivable from subsidiaries                                                330.2
         Other assets                                                                 85.2
                                                                                  ---------

                                                                                   2,677.6
                                                                                  ---------
                                                                                  $4,828.0
                                                                                  =========

                                                      DOW CORNING CORPORATION
                                               DEBTOR COMPANY CONDENSED BALANCE SHEET
                                             (in millions of dollars except share data)


                                                LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                            December 31,
                                                                                1997
                                                                            ----------
CURRENT LIABILITIES:
         Accounts payable                                                     $   46.3
         Payable to subsidiaries                                                  78.1
         Other current liabilities                                               138.3
                                                                            ----------

                 Total current liabilities                                       262.7
                                                                            ----------

OTHER LIABILITIES                                                                 75.7


LIABILITIES SUBJECT TO COMPROMISE:
         Trade accounts payable                                                   66.2
         Payable to subsidiaries                                                  44.2
         Accrued employee benefits                                               170.5
         Accrued taxes                                                             3.6
         Implant reserve                                                       2,406.3
         Notes payable                                                           375.0
         Long-term debt                                                          267.2
         Other                                                                   130.3
                                                                            ----------
                                                                               3,463.3
                                                                            ----------
STOCKHOLDERS' EQUITY:
         Common stock, $5 par value - 2,500,000 shares                            12.5
             authorized and outstanding
         Retained earnings                                                     1,026.2
         Cumulative translation adjustment                                       (12.4)
                                                                            ----------
                                                                               1,026.3
                                                                            ----------
            Stockholders' equity                                              $4,828.0
                                                                            ==========

                                                      DOW CORNING CORPORATION
                                 DEBTOR COMPANY CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                                                      (in millions of dollars)


                                                                                              Year ended
                                                                                           December 31, 1997
                                                                                           -----------------
NET SALES (includes $686.0  of sales to subsidiaries)                                          $1,744.3


OPERATING COSTS AND EXPENSES:
     Manufacturing cost of sales                                                                1,247.6
     Marketing and administrative expenses                                                        249.2
                                                                                                -------
                                                                                                1,496.8
                                                                                                -------

OPERATING INCOME                                                                                  247.5

OTHER INCOME:
     Interest income                                                                               57.6
     Other, net                                                                                    56.3
                                                                                                -------


INCOME BEFORE REORGANIZATION  COSTS AND INCOME TAXES                                              361.4

Reorganization costs                                                                               45.0
                                                                                                -------


INCOME BEFORE INCOME TAXES                                                                        316.4

Income tax provision                                                                              133.6
                                                                                                -------


NET INCOME                                                                                     $  182.8
                                                                                               ========

Earnings of unconsolidated subsidiaries and related eliminations                                   54.8



Retained earnings at beginning of year                                                            788.6
                                                                                                -------



Retained earnings at end of year                                                               $1,026.2
                                                                                               ========

                                                      DOW CORNING CORPORATION
                                          DEBTOR COMPANY CONDENSED STATEMENT OF CASH FLOWS
                                                      (in millions of dollars)


                                                                                          Year ended
                                                                                       December 31, 1997
                                                                                       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                          $182.8
         Adjustments to reconcile net income to net
           cash provided by operating activities -
                  Depreciation and amortization                                                96.0
                  Deferred income taxes                                                        23.0
                  Reorganization costs                                                         45.0
                  Other                                                                       (30.0)
         Implant payments                                                                     (17.3)
         Implant insurance reimbursement                                                       25.5
         Restricted insurance proceeds                                                        (20.7)
         Changes in assets and liabilities -
                  Accounts and notes receivable                                               (56.1)
                  Inventories                                                                 (16.8)
                  Accounts payable                                                            (32.3)
                  Accrued taxes                                                                21.8
                  Receivables from subsidiaries                                              (132.6)
                  Other                                                                       (24.6)
                                                                                           --------

                       Cash provided by operating activities                                   63.7
                                                                                           --------


CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                                (120.6)
         Proceeds from sales of marketable securities                                         319.3
         Purchases of marketable securities                                                  (425.7)
         Dividends from subsidiaries                                                           42.5
         Other                                                                                 99.2
                                                                                           --------

                       Cash  (used for) investing activities                                  (85.3)
                                                                                           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net change in other short-term borrowings                                             (4.4)
                                                                                           --------


                      Cash  (used for) financing activities                                    (4.4)
                                                                                           --------

CASH FLOWS USED FOR REORGANIZATION COSTS                                                      (45.0)
                                                                                           --------

CHANGES IN CASH AND CASH EQUIVALENTS:
         Net decrease in cash and cash equivalents                                            (71.0)
         Cash and cash equivalents at beginning of year                                       126.1
                                                                                           --------

         Cash and cash equivalents at end of year                                           $  55.1
                                                                                           ========

       The financial statements of the Debtor Company reflect transactions of the Debtor Company and transactions between the Debtor Company and all subsidiaries of the Debtor Company. The Debtor Company condensed statement of operations and retained earnings includes $686.0 of sales to subsidiaries in the caption "NET SALES." These sales are conducted at prices substantially comparable to those which would prevail in open-market transactions between unrelated parties.

       While operating in the Chapter 11 Proceeding, the Debtor Company is generally prohibited from paying interest on unsecured pre-petition debts of the Debtor Company. During such time as the Debtor Company is operating in the Chapter 11 Proceeding, it will only report interest expense to the extent that such interest will be paid during the Chapter 11 Proceeding at the direction or with the approval of the Bankruptcy Court. The amount of interest that has not been accrued as a result of the Chapter 11 Proceeding amounted to $49.0 ($30.9 after tax) for the year ended December 31, 1997, and $49.2 ($31.0 after tax) for the year ended December 31, 1996. Since May 15, 1995, the cumulative amount of interest that has not been accrued as a result of the Chapter 11 Proceeding amounted to $129.1 ($81.5 after tax). In accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost," $25.4 ($16.0 after tax) would have been capitalized as part of the historical cost of acquiring certain assets for the year ended December 31, 1997, and $14.1 ($8.9 after tax) for the year ended December 31, 1996. Since May 15, 1995, $46.1 ($29.1 after tax) would have been capitalized as part of the historical cost of acquiring certain assets.

       The Debtor Company has incurred and will continue to incur significant costs associated with the Chapter 11 Proceeding. The aggregate amount of these costs, which are being expensed as incurred, may have a material adverse impact on the Company's results of operations in future periods. These costs are recorded under the caption "Reorganization costs" in the accompanying statements of operations and retained earnings.

       The accompanying Debtor Company condensed statement of operations and retained earnings reflects interest income of $57.6 for the year ended December 31, 1997. The amount of interest income that the Debtor Company has earned as a result of the Chapter 11 Proceeding is immaterial.

       Due to the Debtor Company's status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Debtor Company is in default of its debt agreements. All outstanding debt of the Debtor Company as of May 15, 1995, has been presented under the caption "LIABILITIES SUBJECT TO COMPROMISE" in the accompanying balance sheets.


 NOTE 5 - FOREIGN CURRENCY

       Following is an analysis of the changes in the cumulative translation adjustment:

                                                                           1997             1996           1995
                                                                           ----             ----           ----
       Balance, beginning of year                                         $ 37.2           $ 67.5         $ 66.2

       Translation adjustments, including gains (losses) from
            certain hedges and intercompany balances                       (48.6)           (29.2)          (4.2)

       Income tax effect of current year activity                           (1.0)            (1.1)           5.5
                                                                        --------         --------       --------

       Balance, end of year                                               $(12.4)          $ 37.2         $ 67.5
                                                                        ========         ========       ========

       Net foreign currency losses currently recognized in income amounted to $(0.1) in 1997, $(3.9) in 1996, and $(4.5) in 1995. The net foreign currency loss currently recognized in income for 1997 includes $1.3 in net foreign currency gains which are included as part of the income tax provision in the accompanying consolidated statement of operations and retained earnings.

NOTE 6 - RESTRICTED ASSETS

Implant Deposit

       In connection with the Settlement Agreement (as further described in Note 3 above), the Company has entered into an agreement whereby $275.0 is restricted to use for future breast implant settlement payments. Accordingly, this amount is included in the caption "Implant deposit" in the accompanying consolidated balance sheets. This amount is also subject to the provisions of a related escrow agreement which, among other things, appointed an independent escrow agent. The escrowed funds are invested in investment categories approved by the Bankruptcy Court. At December 31, 1997, the marketable securities included in the caption "Implant deposit" in the accompanying consolidated balance sheet primarily consisted of certificates of deposit, fixed rate and floating rate federal agency and corporate notes, and commercial paper.

Anticipated Implant Insurance Receivable and Restricted Insurance Proceeds

       In addition, $492.3 of cash proceeds from settlements with insurers (received since the commencement of the Chapter 11 Proceeding) and $24.9 (net of tax) of related investment income is restricted as to its use pursuant to orders of the Bankruptcy Court. Accordingly, $517.2 is included in the caption "Restricted insurance proceeds" in the accompanying consolidated balance sheet. A majority of these proceeds relate to settlements of policies which name the Company and Dow Chemical as co-insureds. The Company and/or Dow Chemical will have rights to petition the Bankruptcy Court for distribution of these proceeds primarily for the purpose of making specified indemnity payments or reimbursing specified expense payments under conditions prescribed by the Bankruptcy Court. The "Restricted insurance proceeds" are invested in investment categories approved by the Bankruptcy Court. As of December 31, 1997, the marketable securities included in the caption "Restricted insurance proceeds" consisted primarily of state and municipal securities, and fixed and floating rate corporate notes.

       A majority of the "Anticipated implant insurance receivable" recorded in the accompanying consolidated balance sheets relates to policies which name the Company and Dow Chemical as co-insureds. The Company anticipates that future settlements of policies which name the Company as a co-insured will be subject to the approval of the Bankruptcy Court and restricted in a manner similar to that described above. Notwithstanding the above, the Company believes that it is probable that it will have access to such restricted funds sufficient to ultimately realize the "Restricted insurance proceeds" and "Anticipated implant insurance receivable" recorded in the accompanying consolidated balance sheets.

       At December 31, 1997 and 1996, the aggregate fair value of the marketable securities included in the caption "Restricted insurance proceeds" approximates carrying value. These amounts are summarized in the accompanying balance sheet as follows (at cost):

                                                   December 31,    December 31,
                                                      1997            1996
                                                   ------------    ------------

       Money Market Funds                            $ 13.9           $ 22.6

       Demand Notes, Commercial Paper and
          Certificates of Deposit
               Maturity in a year or less              17.4             28.3
               Maturity greater than one year           2.0               --

       State and Municipal Securities
               Maturity in a year or less             289.7            365.7
               Maturity between 1 and 5 years         141.0             55.1

       Corporate Obligations
               Maturity in a year or less              53.2              9.2
                                                     --------        ---------

                                                     $517.2           $480.9
                                                     ========        =========

Other Assets - Environmental Trusts

       In order to comply with certain environmental regulations, the Company has contributed $23.2 to fund certain trusts in order to provide a financial assurance for the potential payment of aggregate estimated closure, post-closure, corrective action and potential liability costs associated with the operation of hazardous waste storage facilities at certain plant sites (see
Note 3 for further discussion). Accordingly, this amount is included in the caption "Environmental trusts" in the accompanying consolidated balance sheet. As of December 31, 1997, these funds were primarily invested in money market funds.

NOTE 7 - INVENTORIES

       Following is a summary of inventories by costing method at December 31:

                                                                      1997            1996
                                                                      ----            ----
       Raw material, work-in-process and finished goods:
               Valued at LIFO                                        $221.9           $205.6
               Valued at FIFO                                         104.0             92.7
                                                                    -------         --------
                                                                     $325.9           $298.3
                                                                     ======           ======

       Under the dollar value LIFO method used by the Company, it is impracticable to separate inventory values by classifications. Inventories valued using LIFO at December 31, 1997 and 1996 are stated at approximately $76.0 and $55.8, respectively, less than they would have been if valued at replacement cost.


NOTE 8 -  UNRESTRICTED INVESTMENTS

       Excluding investments accounted for on the equity basis, the carrying amount for unrestricted investments at December 31, 1997 and 1996 was $340.3 and $234.8, respectively. These unrestricted investments consist principally of obligations backed by the U. S. Government or one of its agencies and corporate issue preferred equities; and have been classified as "available for sale" in conformity with SFAS 115. The aggregate fair value of these unrestricted investments approximates carrying value, and there were no material realized gain or losses for the years ended December 31, 1997 and 1996, nor unrealized gains or losses at December 31, 1997 or 1996. Fair values are determined based on quoted market prices or, if quoted market prices are not available, on market prices of comparable instruments. Unrestricted investments are included in the captions "Marketable securities" in the current and noncurrent section of the accompanying consolidated balance sheets.


NOTE 9 - NOTES PAYABLE AND CREDIT FACILITIES

       Notes payable at December 31, consisted of the following:

                                                     1997                  1996
                                                     ----                  ----

       CURRENT LIABILITIES:

              Notes payable                        $  14.8              $    5.0
                                                   =======              ========



       LIABILITIES SUBJECT TO COMPROMISE:

              Revolving credit agreement            $375.0                $375.0
                                                    ======                ======

       During 1993, the Debtor Company entered into a revolving credit agreement with 16 domestic and foreign banks which provided for borrowings on a revolving credit basis until November, 1997, of up to $400.0. Under the provisions of the revolving credit agreement, the Debtor Company is subject to certain debt restrictions and provisions. Due to the Debtor Company's status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Debtor Company is in default on its debt agreements, including the revolving credit agreement. At May 15, 1995, the interest rate on amounts outstanding under the revolving credit agreement was 7.13%. While operating in the Chapter 11 Proceeding, the Debtor Company is prohibited from paying interest on unsecured pre-petition debts including the debt incurred under the revolving credit agreement. The Company is unable to estimate the fair value of the debt incurred under the revolving credit agreement due to the uncertainty associated with the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code.

       Amounts outstanding under short-term lines of credit are liabilities of the subsidiaries of the Debtor Company and are described as "Other bank borrowings" in the table above. The carrying amounts of these short-term borrowings approximate their fair value.


NOTE 10 - LONG-TERM DEBT

       Long-term debt at December 31, consisted of the following:

                                                                         1997             1996
                                                                         ----             ----
     LONG-TERM DEBT:
       Variable-rate Notes, maturing serially 1997-1999,
             6.14375% at December 31, 1997                              $ 19.0           $ 20.0
       Variable-rate Notes due 1998,
             4.84531%-5.9000% at December 31, 1997                        19.7             22.6
       Variable rate long-term line of credit expiring 2002,
             6.5175% at December 31, 1997                                101.3             36.0
       Other obligations and capital leases                               25.1             26.0
                                                                      --------          -------
                                                                         165.1            104.6
       Less - Payments due within one year                                24.2              1.3
                                                                      --------          -------
                                                                        $140.9           $103.3
                                                                      ========          =======
     LIABILITIES SUBJECT TO COMPROMISE:
       9.375% Debentures due 2008                                       $ 75.0           $ 75.0
       8.15% Debentures due 2029                                          50.0             50.0
       8.125%-9.5% Medium-term Notes due 1995-2001,
           8.71% average rate at December 31, 1997                        34.5             34.5
       Variable-rate Notes due 1995-1998,
           6.688%-7.234% at December 31, 1997                             84.8             84.8
       5.55% Japanese Yen Notes due 1998                                  22.9             26.1
                                                                      --------          -------
                                                                        $267.2           $270.4
                                                                      ========          =======

       Due to the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code (see Note 4 above), long-term debt of the Debtor Company was reclassified in 1995 to the caption "LIABILITIES SUBJECT TO COMPROMISE" in the table above and in the accompanying consolidated balance sheets. At December 31, 1997, the amount shown under the caption "Long-term debt" in the table above represents long-term debt of the subsidiaries of the Debtor Company.

      At December 31, 1997, the fair value of the long-term debt of the subsidiaries of the Debtor Company approximated the book value of $165.1. The Company is unable to estimate the fair value of the long-term debt of the Debtor Company at December 31, 1997, due to the uncertainty associated with the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code.

       Due to the Debtor Company's status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Debtor Company is in default on its debt agreements.

       Annual aggregate maturities of the long-term debt of the subsidiaries of the Debtor Company are: $24.2 in 1998, $19.7 in 1999, $1.7 in 2000, $0.5 in
2001, and $119.0 thereafter.

       While operating in the Chapter 11 Proceeding, the Debtor Company is prohibited from paying interest on unsecured pre-petition debts of the Debtor Company. Cash paid during the year for interest was $10.7 in 1997, $7.8 in 1996 and $34.5 in 1995.


NOTE 11 - CURRENCY RATE DERIVATIVES

       The Company enters into forward exchange contracts primarily to hedge monetary assets and liabilities not denominated in functional currencies. In 1997, the Company entered into additional forward exchange contract positions to hedge the tax effects attributable to this exposure. Gains and losses on these contracts are recognized concurrent with the gains and losses from the associated exposures. Forward exchange contracts are shown in the following table:

                                                        December 31, 1997              December 31, 1996
                                                     ----------------------          --------------------
                                                     Book         Notional           Book        Notional
                                                     Value        Amount             Value       Amount
                                                     ------      ----------          ------      --------
Forward exchange contracts:
  -to buy Belgian Francs / US Dollars                (0.1)           15.7               --            6.3
  -to sell Belgian Francs / US Dollars                0.1             3.9              0.1            6.1
  -to sell Belgian Francs / ECU                       0.1            68.8               --             --
  -to buy British Pounds / US Dollars                  --              --              0.4           13.1
  -to sell British Pounds / US Dollars                1.5            61.7             (1.3)          53.0
  -to buy British Pounds / ECU                        3.9           190.8               --             --
  -to sell ECU / US Dollars                           7.1           267.8              2.9          159.6
  -to buy German Marks / US Dollars                    --              --             (0.1)           8.3
  -to sell German Marks / US Dollars                  0.1             7.3               --            2.6
  -to buy German Marks / ECU                          0.1            38.4               --             --
  -to sell German Marks / ECU                          --             4.5               --             --
  -to buy Japanese Yen / US Dollars                  (0.1)            2.0             (0.3)          11.9
  -to sell Japanese Yen / US Dollars                  0.4             8.2              0.5           13.1
  -to buy Korean Won / US Dollars                    (4.9)           17.3               --             --
  -to sell Korean Won / US Dollars                    6.2            24.0               --           18.7
  -to buy other currencies / US Dollars              (0.2)            7.9               --           14.8
  -to sell other currencies / US Dollars              1.4            90.4             (0.1)          88.2


       The fair values of forward exchange contracts are estimated by obtaining quotes from brokers. The book values of these instruments approximate fair values. The weighted average maturity for all outstanding forward exchange contracts at December 31, 1997 and 1996 was less than one year.

       The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees. The Company also has various defined contribution and savings plans covering certain employees. Plan benefits for defined benefit employee retirement plans are based primarily on years of service and compensation. The Company's funding policy is consistent with national laws and regulations. Plan assets include marketable equity securities, insurance contracts, corporate and government debt securities, real estate and cash.

NOTE 12 - POST EMPLOYMENT BENEFITS

       The components of pension expense for the Company's domestic and international plans are set forth below:

                                                                    1997             1996              1995
                                                                    ----             ----              ----
Defined benefit plans:
       Service cost (benefits earned during the period)            $ 22.9           $ 24.3            $ 19.5
       Interest cost on projected benefit obligations                54.2             51.3              48.1
       Actual return on plan assets                                (152.8)           (56.4)           (110.7)
       Net amortization                                              92.0              4.0               3.6
       Difference between actual and expected
           return on plan assets                                     13.8             11.3              68.3
                                                                  -------          -------           -------
                                                                     30.1             34.5              28.8
                                                                  -------           -------          -------
    Defined contribution and savings plans                           14.2             13.7              13.4
                                                                  -------          -------           -------
       Total Pension Expense                                       $ 44.3           $ 48.2            $ 42.2
                                                                  =======          =======           =======


       The following table presents reconciliations of defined benefit plans' funded status with amounts recognized in the Company's consolidated balance sheets as part of other assets and other long-term liabilities. Plans with assets exceeding the accumulated benefit obligation ("ABO") are segregated by column from plans with ABO exceeding assets.

                                                                          December 31,
                                                                          ------------
                                                                 1997                      1996
                                                      -------------------------     ---------------------
                                                        Assets           ABO        Assets          ABO
                                                        exceed         exceeds      exceed        exceeds
                                                         ABO            assets       ABO          assets
                                                      --------         --------     --------    ---------
       Actuarial present value of benefit
         obligations:
       Vested                                           $567.7         $   41.8      $482.7       $ 42.6
       Nonvested                                          54.0              4.2        48.1          5.3
                                                      --------         --------     --------      -------

       Accumulated benefit obligation                    621.7             46.0       530.8         47.9
       Provision for future salary increases             133.9              9.9       115.9         13.2
                                                      --------         --------     --------      -------

       Projected benefit obligation                      755.6             55.9       646.7         61.1
       Plan assets at fair value                         774.4              6.3       640.4          6.7
                                                      --------         --------     --------      -------
       Plan assets  less
           projected benefit obligation                   18.8            (49.6)       (6.3)       (54.4)
       Unrecognized net loss (gain)                      (52.2)             4.2       (26.7)         7.4
       Unrecognized (negative) prior service costs        32.2             (3.3)       35.6         (4.0)
       Unrecognized net transition obligation              4.7              0.8         5.7          1.3
       Contribution between measurement
            date and fiscal year end                       0.4               --          --           --
       Additional minimum liability                       (6.6)             0.2        (6.5)        (0.3)
                                                      --------         --------     --------      -------
       Prepaid (accrued) pension cost                   $ (2.7)        $  (47.7)     $  1.8       $(50.0)
                                                      ========         ========     ========      =======

       The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation for defined benefit plans was 7.6% in 1997 and 7.9% in 1996. The weighted average rate of increase in future compensation levels was determined using an age specific salary scale and was 5.6% in 1997 and 5.5% in 1996. The weighted average expected long-term rate of return on plan assets was 8.5% in 1997 and 8.5% in 1996.

       In addition to providing pension benefits, the Company, primarily in the United States, provides certain health care and life insurance benefits for most retired employees. The cost of providing these benefits to retirees outside the United States is not significant. Net periodic postretirement benefit cost includes the following components:

                                                           1997               1996            1995
                                                           ----               ----            ----


                              Service cost                $  3.7             $ 3.6            $ 3.5
                              Interest cost                 10.9              10.1             10.4
                              Amortization of negative
                              prior service cost           (14.1)            (14.1)           (14.1)
                                                           -----             -----            -----
                                                          $  0.5             $(0.4)           $(0.2)
                                                          ======             =====            =====



       The following table presents the accrued postretirement benefit cost recognized in the Company's consolidated balance sheets as part of liabilities subject to compromise:

                                                                          December 31,              December 31,
                                                                             1997                      1996
                                                                          ------------              ------------
           Accumulated postretirement benefit obligation:
               Retirees                                                     $ 76.2                    $ 73.2
               Fully eligible, active plan participants                       41.3                      36.4
               Other active plan participants                                 40.3                      28.2
                                                                          --------                  --------
                                                                             157.8                     137.8
               Unrecognized negative prior service cost                       24.4                      39.7
               Unrecognized net loss                                         (11.7)                     (1.2)
                                                                          --------                  --------
               Accrued postretirement benefit cost                          $170.5                    $176.3
                                                                          ========                  ========

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

       The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.17% in 1997 and was assumed to decrease gradually to 5.0% in 2004 and remain at that level thereafter. For retirees under age 65, plan features limit the health care cost trend rate assumption to a maximum of 8.0% for years 1994 and later. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 7.8% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 by 7.7%.

       The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 1997 and 8.0% at December 31, 1996.

NOTE 13 - RELATED PARTY TRANSACTIONS

       The Company purchased raw materials and services totaling $59.5 in 1997, $51.1 in 1996 and $49.7 in 1995 from Dow Chemical and its affiliates. The Company believes the costs of such purchases were competitive with alternative sources of supply. Other transactions between the Company and related parties were not material.


NOTE 14 - INCOME TAXES

       The components of income (loss) before income taxes are as follows:

                                      1997             1996              1995
                                      ----             ----              ----

              U.S. companies         $385.4            $387.9          $(126.4)
              Non-U.S. companies       41.9              21.1            103.5
                                     ------           -------         --------
                                     $427.3            $409.0          $ (22.9)
                                     ======            ======         ========


       The components of the income tax provision (benefit) are as follows:


                                       1997             1996              1995
                                       ----             ----              ----
              Current
                    U.S.              $ 93.7            $ 96.7          $  38.5
                    Non-U.S.            35.2              35.0             52.6
                                      ------            ------          -------
                                       128.9             131.7             91.1
                                      ------            ------          -------
              Deferred
                    U.S.                28.7              35.5           (101.8)
                    Non-U.S.            11.2               1.7              1.1
                                      ------            ------          -------
                                        39.9              37.2           (100.7)
                                      ------            ------          -------
                                      $168.8            $168.9          $  (9.6)
                                      ======            ======          =======

       The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:


                                                                            December 31,           December 31,
                                                                                1997                   1996
                                                                            ------------           ------------
              Implant costs                                                    $387.2                $ 392.7
              Accruals deductible for tax purposes when paid                     98.2                   62.1
              Postemployment benefits                                            72.1                   62.4
              Basis in inventories                                               30.4                   25.7
              Tax credit and net operating loss carryforwards                    11.1                    9.0
              Other                                                              40.2                   52.5
                                                                             --------              ---------
                                                                                639.2                  604.4
              Valuation allowance                                                (0.4)                  (3.3)
                                                                             --------              ---------
                                                                                638.8                  601.1
                                                                             --------              ---------
              Long-term debt                                                    (45.3)                 (28.1)
              Property, plant and equipment                                     (81.3)                 (40.6)
                                                                             --------              ---------
                                                                               (126.6)                 (68.7)
                                                                             --------              ---------

              Net deferred tax asset                                           $512.2                $ 532.4
                                                                             ========              =========

       Management believes that it is more likely than not that the net deferred tax asset will be realized. This belief is based on criteria established in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

       At December 31, 1997 income and remittance taxes have not been recorded on $225.1 of undistributed earnings of non-U.S. subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to indefinitely reinvest those earnings. Cash paid during the year for income taxes, net of refunds received, was $108.8 in 1997, $142.0 in 1996 and $107.4 in 1995.

       The income tax provision (benefit) at the effective rate differs from the income tax provision (benefit) at the U.S. federal statutory tax rate in effect during those years for the following reasons:

                                                                             Year ended December 31,
                                                                ---------------------------------------------
                                                                    1997             1996             1995
                                                                    ----             ----             ----
                  Income tax provision (benefit)
                  at statutory rate                                $149.5           $143.1           $(8.0)
                    Foreign taxes, net                               14.1             14.0             8.6
                    Foreign sales corporation                        (9.9)            (8.6)           (5.8)
                    State income taxes                                6.7              5.6            (6.2)
                    Accrued expenses                                 13.6             14.6             7.7
                    Tax exempt interest                              (6.0)            (1.5)           (0.4)
                    Other, net                                        0.8              1.7            (5.5)
                                                                   ------           ------           -----
              Income tax provision (benefit)
                  at effective rate                                $168.8           $168.9           $(9.6)
                                                                   ======           ======           =====


NOTE 15 - COMMON STOCK

       The outstanding shares of the Company's common stock are held in equal portions by Corning Incorporated and Dow Holdings Inc., a wholly-owned subsidiary of Dow Chemical. There were no changes in outstanding shares during 1997, 1996 or 1995. Per share data is based upon 2,500,000 shares outstanding for all periods.


NOTE 16 - COMMITMENTS AND GUARANTEES

       The Company leases certain real and personal property under agreements which generally require the Company to pay for maintenance, insurance and taxes. Rental expense was $49.4 in 1997, $46.3 in 1996 and $47.9 in 1995. The minimum future rental payments required under noncancelable operating leases at December 31, 1997, in the aggregate are $89.7 including the following amounts due in each of the next five years: 1998 - $36.9, 1999 - $25.2, 2000 - $14.9, 2001 - $5.7,
and 2002 - $2.3.

       At December 31, 1997, the Company had entered into various take or pay agreements for steam, electrical power, and materials used in the normal course of business for terms extending from one to fifteen years at prices not in excess of current market prices.

       The Company has not issued any guarantees of a material nature as of December 31, 1997.

NOTE 17 - INDUSTRY SEGMENT AND  INTERNATIONAL OPERATIONS

       The Company's operations are classified as a single industry segment. Financial data by geographic area are presented below:

                                                                   1997             1996              1995
                                                                   ----             ----              ----
              Net sales to customers:
                United States                                    $1,166.9         $1,094.3          $1,005.4
                Europe                                              608.7            610.1             642.4
                Asia                                                718.9            697.0             725.9
                Other                                               149.0            130.9             119.2
                                                                 --------         --------          --------
              Net sales to customers                             $2,643.5         $2,532.3          $2,492.9
                                                                 ========         ========          ========

              Interarea sales:
                United States                                    $  437.6         $  379.0          $  381.4
                Europe                                               55.5             53.7              48.7
                Asia                                                 11.6              9.4              10.6
                Other                                                 0.6              3.1               0.5
                                                                 --------         --------          --------
              Interarea sales                                    $  505.3         $  445.2          $  441.2
                                                                 ========         ========          ========

              Operating profit:
                United States                                    $  434.4         $  455.5          $  410.3
                Europe                                               30.4             54.5              51.2
                Asia                                                 25.5             12.3              35.7
                Other and eliminations                               24.1             16.8              13.2
                                                                 --------         --------          --------
                                                                    514.4            539.1             510.4
                General corporate expenses                         (177.0)          (203.6)           (534.9)
                Unallocated income (expense), net                    89.9             73.5               1.6
                                                                 --------         --------          --------
              Income (loss) before income taxes                  $  427.3         $  409.0          $  (22.9)
                                                                 ========         ========          ========
              Identifiable assets:
                United States                                    $1,380.4         $1,202.8          $1,040.1
                Europe                                              732.8            627.3             568.6
                Asia                                                535.2            539.0             609.9
                Other and eliminations                               66.1             73.0              43.0
                                                                 --------         --------          --------
                                                                  2,714.5          2,442.1           2,261.6
                Corporate assets                                  2,604.2          2,672.0           2,696.8
                                                                 --------         --------          --------
              Total assets                                       $5,318.7         $5,114.1          $4,958.4
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

       General corporate expenses include implant costs, certain research and development costs and corporate administrative personnel and facilities costs not specifically identified with a geographic area. Identifiable assets are those operating assets identified with the operations in each geographic area. Corporate assets are principally cash and cash equivalents, marketable securities, restricted insurance proceeds, anticipated implant insurance receivables, certain deferred income tax assets, intangible assets, investments accounted for on the equity basis and corporate facilities.

Item 14(c) Exhibit 3(i)


                           CERTIFICATE OF AMENDMENT OF

                        THE CERTIFICATE OF INCORPORATION

                                       OF

                              CORNING INCORPORATED

                Under Section 805 of the Business Corporation Law

                              ---------------------


       We, ROGER G. ACKERMAN and A. JOHN PECK, JR., being, respectively, the Chairman and the Secretary of Corning Incorporated, a corporation organized under the laws of the State of New York, DO HEREBY CERTIFY as follows:

       FIRST: The name of the Corporation is Corning Incorporated. The Corporation was formed under the name Corning Glass Works.

         SECOND: The Certificate of Incorporation of the Corporation (being the Preliminary Certificate of Consolidation Forming the Corporation) was filed in the office of the Secretary of State of the State of New York on December 24, 1936.

         THIRD: The said Certificate of Incorporation, as heretofore amended [and restated], is hereby amended pursuant to Section 801(b) of the Business Corporation Law to increase by 1,800,000 the number of shares designated as the Series A Junior Participating Preferred Stock of the Corporation. This Amendment does not change the number of authorized shares of the Corporation but only increases the number of shares of Series A Junior Participating Preferred Stock by designating additional shares of such from the Preferred Shares which the Corporation is already authorized to issue.

         FOURTH: The text of Section 1 of Paragraph 4A of the Certificate of Incorporation of the Corporation, as heretofore amended and restated, which sets forth the number of shares of Series A Junior Participating Preferred Stock, is hereby amended to read as follows:

         "(1) Designation and Amount. An aggregate of 2,400,000 shares of Series Preferred Stock, par value $100, of the Corporation are hereby constituted as a series designated as "Series A Junior Participating Preferred Stock" (the "Series A Preferred Stock")."

         FIFTH: This Amendment of the Certificate of Incorporation of the Corporation was authorized by resolutions duly adopted by the Board of Directors of the Corporation at a meeting duly called and held on June 5, 1996, at which a quorum was present and acting throughout.

         IN WITNESS WHEREOF, we have signed this certificate this 24th day of June, 1996.




                                                      ROGER G. ACKERMAN
                                                    Chairman of the Board




                                                     A. JOHN PECK, JR.
                                                         Secretary

Item 14(c) Exhibit 3(ii)

                              CORNING INCORPORATED

                                   -----------

                                     BY-LAWS
                                   -----------


                                   ARTICLE I.

                           Offices of the Corporation

ss.1. Principal Office. The principal office and place of business of the corporation shall be located in the City of Corning, Steuben County, New York.

ss.2. Other Offices. The Board of Directors may establish and discontinue, from time to time, other offices and places of business as it deems advisable and proper for the conduct of the company's business.


                                   ARTICLE II.

                            Meetings of Stockholders

ss.1. Place of Meeting. All meetings of stockholders of the corporation may be held at such place, within or without the State of New York, as may be fixed from time to time by the Board of Directors.

ss.2. Annual Meeting. The annual meeting of stockholders for the election of directors and consideration of such other business as may come before the meeting shall be held on the last Thursday in April of each year, or on such other day, which shall not be a legal holiday, as shall be determined by the Board of Directors. Any previously scheduled annual meeting of stockholders may be postponed by resolution of the Board of Directors upon public notice given prior to the date previously scheduled for such annual meeting of stockholders.

ss.3. Special Meetings. Special meetings of the stockholders may be called at any time by the Chairman of the Board, the Chairman of the Executive Committee, a Vice Chairman or the President and shall be called by the Secretary or an Assistant Secretary upon order of the Board of Directors, the Chairman of the Board of Directors or a majority of the directors.

ss.4. Notice of Meetings. Notice of each annual or special meeting of the stockholders shall be served either personally or by mail upon each stockholder entitled to vote thereat. If served by mail, the notice shall be sent postpaid addressed to the stockholder at his address as it appears on the stock record of the corporation. Service of such notice shall be made not less than ten nor more than fifty days before the meeting date, unless the meeting is to be held elsewhere than at the principal office, in which case service of the notice shall be made not less than twenty nor more than fifty days before the meeting.

ss.5. Waiver of Notice. Notice of meeting need not be given to any stockholder who submits a signed waiver of notice, in person or by proxy, either before or after the meeting. The attendance of any stockholder at a meeting, in person or by proxy, without protesting prior to the conclusion of the meeting the lack of notice of such meeting, shall constitute a waiver of notice by him.

ss.6. Chairman and Secretary of Meeting. The Chairman of the Board of Directors, or, in his absence and in the order named, the Chairman of the Executive Committee, a Vice Chairman or the President present at the meeting shall call to order and preside at all meetings of stockholders, and the Secretary of the corporation, or in his absence, the senior of the Assistant Secretaries (determined by the order of their election) present at the meeting shall act as secretary.

ss.7. Stockholders Entitled to Vote. Unless otherwise provided in the Preliminary Certificate of Consolidation forming this corporation or other certificate filed pursuant to law, every stockholder of record shall be entitled at every meeting of the corporation to one vote for every share of stock standing in his name on the books of the corporation. The Board of Directors may prescribe a period, not exceeding fifty days prior to the date of any meeting of the stockholders or prior to the last day on which the consent or dissent of a stockholder may be effectively expressed for any purpose without a meeting, during which no transfer of stock on the books of the corporation may be made; or in lieu of prohibiting the transfer of stock may fix a time not more than fifty days prior to the date of any meeting of stockholders or prior to the last day on which the consent or dissent of stockholders may be effectively expressed for any purpose without a meeting as the time as of which stockholders entitled to notice of and to vote at such a meeting or whose consent or dissent is required or may be expressed for any purpose, as the case may be, shall be determined, and all persons who were holders of record of voting stock at such time and no others shall be entitled to notice of and to vote at such meeting or to express their consent or dissent as the case may be.

ss.8. Quorum and Adjournment. Holders of a majority of the issued and outstanding stock entitled to vote at the meeting shall constitute a quorum at all meetings, except as otherwise provided by law, by the Preliminary Certificate of Consolidation forming this corporation or by these By-Laws. If, however, such majority, represented either in person or by proxy, be not present at any meeting, the stockholders entitled to vote thereat, present in person or by proxy, shall have power to adjourn the meeting from time to time, without other notice than announcement at the meeting, until the requisite amount of voting stock shall be present; provided, however, that any stockholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the Chairman of the meeting. When the requisite amount of voting stock is present at an adjourned meeting, any business may be transacted which might have been transacted at the meeting as originally called.

ss.9. Vote of Stockholders. At each meeting of stockholders, every stockholder entitled to vote shall have the right to vote in person or by proxy duly appointed by an instrument in writing, subscribed by such stockholder and executed not more than eleven months prior to the meeting, unless the instrument provides for a longer period. The vote for directors shall be by ballot. In a vote by ballot each ballot shall state the number of shares voted and the name of the shareholder or proxy voting. Except as otherwise provided by law, or by the Preliminary Certificate of Consolidation forming this corporation or other certificate filed pursuant to law, all elections and all questions shall be decided by a majority vote of the stock present.

                                  ARTICLE III.

                                    Directors

ss.1.  Election and Term.

(a) At the 1985 annual meeting of stockholders, the directors shall be divided into three classes, as nearly equal in number as possible, with the term of office of the first class to expire at the 1986 annual meeting of stockholders, the term of office of the second class to expire at the 1987 annual meeting of stockholders and the term of office of the third class to expire at the 1988 annual meeting of stockholders. Commencing with the 1986 annual meeting of stockholders, directors elected to succeed those directors whose terms have thereupon expired shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain or attain, if possible, the equality of the number of directors in each class, but in no case will a decrease in the number of directors shorten the term of any incumbent director. If such equality is not possible, the increase or decrease shall be apportioned among the classes in such a way that the difference in the number of directors in any two classes shall not exceed one.

(b) Whenever the holders of any one or more series of Preferred Stock issued by the corporation shall have the right, voting separately by series, to elect directors at an annual or a special meeting of stockholders, the election, term of office, filling of vacancies and other features of such directorships shall be governed by Sections 1(a), 5 and 6 of this Article III unless expressly otherwise provided by the resolution or resolutions providing for the creation of such series.

ss.2.  Nominations and Stockholder Business.

(a)  Annual Meeting of Stockholders.

(1) Nominations of persons for election to the Board of Directors of the corporation and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (i) pursuant to the corporation's notice of meeting, (ii) by or at the direction of the Board of Directors or (iii) by any stockholder of the corporation who was a stockholder of record at the time of giving of notice provided for in this Section 2, who is entitled to vote at the meeting and who complied with the notice procedures set forth in this Section 2.

(2) For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (iii) of paragraph (a)(1) of this
Section 2, the stockholder must have given timely notice thereof in writing to the Secretary of the corporation. To be timely, a stockholder's notice shall be delivered to the Secretary at the principal executive offices of the corporation not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. Such stockholder's notice shall set forth (i) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (A) the name and address of such stockholder, as they appear on the corporation's books, and of such beneficial owner and (B) the class and number of shares of the corporation which are owned beneficially and of record by such stockholder and such beneficial owner.

(3) Notwithstanding anything in the second sentence of paragraph (a)(2) of this
Section 2 to the contrary, in the event that the number of directors to be elected to the Board of Directors of the corporation is increased and there is no public announcement naming all of the nominees for Director or specifying the size of the increased Board of Directors made by the corporation at least 70 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice required by this Section 2 shall also be considered timely, but only with respect to nominees for any new position created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the corporation not later than the close of business on the 10th day following the day on which such public announcement is first made by the corporation.

(b) Special Meetings of Stockholders. Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the corporation's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to the corporation's notice of meeting (i) by or at the direction of the Board of Directors or (ii) by any stockholder of the corporation who is a stockholder of record at the time of giving of notice provided for in this Section 2, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this Section 2. Nominations by stockholders of persons for election to the Board of Directors may be made at such a special meeting of stockholders if the stockholder's notice required by paragraph (a)(2) of this Section 2 shall be delivered to the Secretary at the principal executive offices of the corporation not earlier than the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.

(c)  General.

(1) Only such persons who are nominated in accordance with the procedures set forth in this Section 2 shall be eligible to serve as directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in this
Section 2. The Chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made in accordance with the procedures set forth in this Section 2 and, if any proposed nomination or business is not in compliance with this
Section 2, to declare that such defective proposal shall be disregarded.

(2) For purposes of this Section 2, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the corporation with the Securities and Exchange Commission pursuant to Sections 13, 14 or 15(d) of the Exchange Act.

(3) Notwithstanding the foregoing provisions of this Section 2, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this
Section 2. Nothing in this Section 2 shall be deemed to affect any rights of stockholders to request inclusion of proposals in the corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act.

ss.3. Qualification. Directors need not be stockholders. Acceptance of the office may be expressed orally or in writing, except as otherwise provided in these By-Laws.

ss.4. Number. The number of directors constituting the Board of Directors of the corporation shall be not less than nine nor more than twenty-four, the exact number within such minimum and maximum limitations to be fixed from time to time by the Board of Directors pursuant to a resolution adopted by the affirmative vote of a majority of the whole Board of Directors; and such exact number shall be twenty-one unless otherwise determined by a resolution so adopted by a majority of the whole Board of Directors. As used in these By-Laws, the terms "whole Board of Directors" and "whole Board" mean the total authorized number of directors which the corporation would have if there were no vacancies.

ss.5. Vacancies. Subject to the rights of the holders of any series of Preferred Stock or any other class of capital stock of the corporation (other than the Common Stock) then outstanding, vacancies in any class of directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall, if occurring prior to the expiration of the term of office of such class, be filled only by the affirmative vote of a majority of the remaining directors of the whole Board of Directors then in office, although less than a quorum or by the sole remaining director. Any director so elected shall hold office until the next annual meeting of stockholders and until his successor is elected and qualified.

ss.6. Removal of Directors. Subject to the rights of the holders of any series of Preferred Stock or any other class of capital stock of the corporation (other than the Common Stock) then outstanding, (i) any director, or the whole Board of Directors, may be removed by the stockholders from office at any time prior to the expiration of his term of office, but only for cause and only by the affirmative vote of the holders of record of outstanding shares representing a majority of the voting power of all of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors, and
(ii) any director may be removed from office by the affirmative vote of a majority of the whole Board of Directors, at any time prior to the expiration of his term of office, but only for cause.

ss.7. General Powers. The business, properties and affairs of the corporation shall be managed by the Board of Directors. Notwithstanding any other provision of the Preliminary Certificate of Consolidation and these By-Laws and subject to the other provisions of Sections 1(a) and (b), 4, 5 and 6 of this Article III, the Board of Directors shall determine the rules and procedures that shall affect the directors' power to manage and direct the business and affairs of the corporation. Without limiting the foregoing, the Board of Directors shall designate and empower committees of the Board of Directors, shall elect and empower the officers of the corporation and fix their salaries and other compensation, may appoint and empower other officers and agents of the corporation, may grant general or limited authority to its Chairman, the Chairman of the Executive Committee, the Vice Chairmen, the President and the Sector Presidents and other officers and agents of the corporation to make, execute and deliver contracts and other instruments and documents in the name and on behalf of the corporation and under its seal without specific authority in each case, and shall determine to the extent not inconsistent with these By-Laws the time and place of, and the notice requirements for, Board meetings, as well as quorum and voting requirements for, and the manner of taking, Board action. In addition, the Board may exercise all of the powers of the corporation and do all lawful acts and things which are not reserved to the stockholders by statute, the Preliminary Certificate of Consolidation or the By-Laws.

ss.8. Executive Committee. The Board of Directors may, by resolution adopted by vote of a majority of the whole Board, appoint an Executive Committee, to consist of the Chairman of the Board of Directors ex officio, and two or more other Directors, which shall be empowered to perform such functions as may be delegated to it by the Board. The Chairman of the Board of Directors shall act as chairman of the Executive Committee unless another member shall have been appointed chairman by the Board of Directors.

ss.9. Audit Committee. The Board of Directors, not later than April 30 in each year, shall by resolution adopted by vote of a majority of the whole Board appoint an Audit Committee to consist of three or more Directors (none of whom shall be an officer of the corporation or of any of its subsidiary companies) and may appoint one of the members of such Committee to be its Chairman. The Committee shall recommend, annually, a firm of certified public accountants to be appointed by the Board of Directors to audit the books and accounts of the corporation and its subsidiary companies and to report to the Committee. The Committee shall confer with such accountants and shall determine the scope of the audits of the books and accounts of the corporation and its subsidiary companies and shall bring to the attention of the Board of Directors those items relating to the audits or the corporation's accounting practices which the Committee and the auditors believe to merit Board review. As soon as practicable after the close of each fiscal year the Committee shall transmit to the Board of Directors the consolidated balance sheet of the corporation and its subsidiary companies as at the end of each such fiscal year and related statements of consolidated income and surplus for such year, with the certificate of the accountants with respect thereto; and such financial statements and certificate shall be incorporated in the Annual Report to the stockholders of the corporation. The Audit Committee shall establish the rules for the conduct of its meetings; shall keep minutes of its acts and proceedings, which in each instance shall be reported at the next meeting of the Board of Directors; and shall appoint one of its members to act as its Secretary.

ss.10. May Adopt Savings Plans and Sell Stock to Employees. The Board may, from time to time, adopt, modify and discontinue savings plans for the promotion of saving and thrift among the company's employees and make reasonable contributions on behalf of the corporation for such purposes. It may also sell Preferred stock to the employees on an installment basis whereby payments therefor are deducted from salaries and wages. In addition it may, from time to time, issue and sell over a period of time and on a deferred payment basis unissued common stock, for not less than the par value thereof but for less than its market value, to employees of the company, as it may deem advisable for the best interests of the corporation. The term "employees" as used in this section shall include officers and directors.

ss.11. May Make Provision for the Payment of Retirement Annuities or Pensions to Employees. The Board may from time to time make such provision for the payment of retirement annuities or pensions to the employees of the company including officers of the company, as in its discretion the Board may deem advisable and the Board may from time to time adopt and carry out any plan or plans of providing such annuities or pensions or modify, discontinue or terminate any such plan as may then be in force. If any such retirement annuity or pension plan entitles members of the Board to participate as employees of the company, every member of the Board shall be entitled to vote upon any matter relating to the adoption, administration, carrying out, modification, discontinuance or termination of any such plan. The Board shall have power to appropriate funds of the company to defray, in whole or in part, the cost of providing any such retirement annuities or pensions which may be based upon services rendered by employees prior to the date of establishment or modification of such plan and upon services to be rendered thereafter prior to the retirement date provided therein and may obligate the company to make payments toward defraying any such expenses over a period of years, subject always to the power of the Board in its discretion to modify, discontinue and terminate any such plan to the extent then permitted in existing tax or other laws. The Board shall have full power in its discretion to provide for the administration of any such retirement annuity or pension plan and the investment and reinvestment of funds therein by an insurance company, trustee, or other agency under such terms and conditions as the Board may deem advisable or to provide for the administration of such plan and the investment and reinvestment of the funds therein by the company. The Board shall have full power in its discretion to delegate to such committees, individuals or independent consultants such part of the carrying out of such plan as in its discretion it may deem advisable.

ss.12. Meetings of the Board; Quorum and Manner of Acting. The Board of Directors may meet and organize immediately after and at the place where the annual meeting of stockholders is held, without notice of such meeting, provided a majority of the whole Board shall be present. Regular meetings of the Board may be held without notice at such time and place as from time to time may be determined by the Board. Special meetings of the Board or of any Committee thereof may be called by the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President and shall be called by the Secretary or, in his absence, an Assistant Secretary, on the written request of any two directors. Notice of any special meeting of the Board or any Committee thereof shall be mailed to each director, or each Committee member, including alternates as the case may be, addressed to him at his residence or usual place of business, not later than the second day before the day on which the meeting is to be held, or shall be sent to him at such place by telegraph, or be delivered personally, or by telephone, not later than the day before the day on which the meeting is to be held. Notice of any meeting of the Board or of any Committee need not be given, however, to any director, if waived by him in writing, either before or after such meeting be held, or if he shall be present at the meeting; and any meeting of the Board of Directors or of any Committee shall be a legal meeting without any notice thereof having been given, if all the members shall be present thereat. A majority of the directors in office at the time of any regular or special meeting of the Board or any Committee thereof shall be present in person at such meeting in order to constitute a quorum for the transaction of business. Any one or more directors or Committee members may participate in any meeting of the Board or any Committee thereof by means of a conference telephone or similar communications equipment permitting all persons participating in such meeting to hear each other at the same time, participation by such means to constitute presence in person at such meeting. Except as otherwise required by statute or by the Preliminary Certificate of Consolidation forming this corporation or other certificate filed pursuant to law or by the By-Laws, the act of a majority of the directors or Committee members present at any such meeting at which a quorum is present shall be the act of the Board of Directors or any Committee thereof. In the absence of a quorum, a majority of the directors or Committee members present may adjourn the meeting from time to time until a quorum be had. Notice of any adjourned meeting need not be given. Action by the Board or any Committee thereof may be taken without a meeting provided that all members of the Board or Committee consent in writing to the adoption of a resolution authorizing such action, such resolution and written consent thereto by the directors or Committee members to be filed with the minutes of the proceedings of the Board or Committee.

ss.13. Directors' Fees. In consideration of his serving in such capacity, each director of the corporation, other than directors who are officers of the corporation or any of its subsidiary companies, shall be entitled to receive an annual fee in such amount and payable in such installments, as the Board of Directors, by vote of a majority of the whole Board, may from time to time determine. The Board of Directors shall also have authority to determine, from time to time, the amount of compensation which shall be paid to its members for attendance at meetings of any committee of the Board as well as to any director rendering special services to the corporation.

                                   ARTICLE IV.

                                    Officers

ss.1. Officers. The elected officers of the corporation shall be a Chairman of the Board of Directors (who shall be a director), a Chairman of the Executive Committee, one or more Vice Chairmen, a President or one or more Sector Presidents, a Controller, a General Counsel, a Secretary and a Treasurer. The Board of Directors may elect or appoint an Honorary Chairman of the Board of Directors, an Honorary Vice Chairman of the Board of Directors, an Honorary Chairman of the Executive Committee, one or more Honorary Vice Presidents, and corresponding Officers Emeriti: and either the Board of Directors or the Executive Committee may elect or appoint one or more Executive Vice Presidents, one or more Senior Vice Presidents, one or more Vice Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers, one or more Assistant Controllers, and such other assistant officers and agents as, from time to time, may appear to be necessary or advisable in the conduct of the affairs of the Corporation. Either the Board of Directors or the Executive Committee may designate one or more officers or assistant officers as the principal financial officer of the corporation or the principal accounting officer of the corporation. The same person may be elected or appointed to two or more offices except that no person shall simultaneously hold the offices of President or Sector President and Secretary. So far as practicable, all elected officers shall be elected at the organization meeting of the Board, in each year, and shall hold office until the organization meeting of the Board in the next subsequent year and until their respective successors are chosen; but any officer, elected or appointed, may be removed at any time, either for or without cause, by vote of a majority of the whole Board of Directors, at any meeting. All officers shall hold office during the pleasure of the Board. If any vacancy occurs in any office, the Board of Directors or the Executive Committee, as provided above, may elect or appoint a successor to fill such vacancy for the remainder of the term.

ss.2. Chairman of the Board of Directors. The Chairman of the Board of Directors shall preside, when present, at all meetings of the Board of Directors and of the shareholders and at all meetings of the Executive Committee in the absence of a chairman of such Committee appointed by the Board. The Chairman of the Board of Directors shall be the chief executive officer of the corporation and, under the direction of the Board of Directors, shall have general management, direction and superintendence of the business and affairs of the corporation. He shall have such further powers and duties as may be given to him by the Board of Directors or the Executive Committee.

ss.3. Chairman of the Executive Committee. The Chairman of the Executive Committee shall preside, when present, at all meetings of the Executive Committee. He shall act in a general consultative and advisory capacity to the Chairman of the Board of Directors and shall have such further powers and duties as may be given to him by the Board of Directors, the Executive Committee, or the Chairman of the Board of Directors.

ss.4. Vice Chairmen. The Vice Chairmen shall perform, in the absence or incapacity of the Chairman of the Board of Directors and the Chairman of the Executive Committee or when so directed by either, the duties of such officer. They shall have such further powers and duties as may be given them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors or the Chairman of the Executive Committee.

ss.5. President. The President shall be the principal operating officer of the corporation and, under the direction of the Chairman of the Board of Directors, shall have superintendence of the business, properties and affairs of the corporation. He shall have such further powers and duties as may be given him by the Board of Directors, the Executive Committee, or the Chairman of the Board of Directors. In the absence or incapacity of the Chairman of the Board of Directors, the Chairman of the Executive Committee and the Vice Chairmen, he shall perform the duties of those officers.

ss.6. Sector President. A Sector President shall, under the direction of the Chairman of the Board of Directors, have superintendence of such segments of the business, properties and affairs of the Corporation and such further powers and duties as may be given or assigned to him by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors or the Chairman of the Executive Committee. The Sector Presidents acting together shall constitute the office of the President and in the absence of a President shall be the chief operating officers of the Corporation.

ss.7. Executive Vice Presidents. The Executive Vice Presidents shall perform such duties and shall have such powers as may be given them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President or a Sector President.

ss.8. Senior Vice Presidents. The Senior Vice Presidents shall perform such duties and shall have such powers as may be given them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, the Vice Chairmen or the President or a Sector President. From time to time one of the Senior Vice Presidents may be designated as the Senior Vice President for Finance. The Senior Vice President for Finance may hold any other office in the corporation.

ss.9. Vice Presidents. The Vice Presidents shall perform such duties and shall have such powers as may be given them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, the Vice Chairmen, the President or a Sector President, or an Executive Vice President.

ss.10. Treasurer. The Treasurer shall have the care and custody of the corporate funds and securities. He shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors. He shall disburse the funds of the corporation in the manner ordered by the Board He shall upon request render an account of all his transactions as Treasurer to the Board of Directors. He shall, at all reasonable hours, exhibit his books and accounts to any director upon application. He or an Assistant Treasurer or such other officers, directors or agents as may be designated by the Board of Directors shall endorse checks, notes or drafts payable to the order of the corporation and sign and countersign checks, drafts and orders for the payment or withdrawal of moneys or securities on deposit in the corporate accounts in such manner as the Board may direct. He shall have such further powers and duties as may be given him by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman, or the President.

ss.11. Secretary. The Secretary shall keep the minutes of the meetings of the Board of Directors and of the Executive Committee and of the stockholders. He shall attend to the giving and serving of all notices of the corporation. He shall affix the seal of the corporation to all certificates of stock, except in cases where the transfer agent of the corporation is authorized to affix the seal. He shall have charge of the stock certificate books, other than those in the hands of the transfer agent, and such other books and papers as the Board may direct. He shall attend to such correspondence as may be assigned to him, and perform all other duties incidental to his office. He shall keep a stock record containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, the number of shares of stock held by them respectively, and the time when they became owners. He shall have such further powers and duties as may be given him by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President.

ss.12. General Counsel. The General Counsel shall be the legal adviser of the corporation. The General Counsel may hold any other office in the corporation.

ss.13. Controller. The Controller shall be responsible for and have active control of all matters pertaining to the accounts of the corporation. He shall audit all payrolls and vouchers and shall direct the manner of certifying the same; shall supervise the manner of keeping all vouchers for payments and all other documents relating to such payments; shall receive, audit and consolidate all operating and financial statements of the corporation and its subsidiaries; and shall have the care, custody and supervision of the books of account of the corporation. He shall, at all reasonable hours, exhibit his books and accounts to any director upon application. He shall, upon request, render an account of the financial condition of the corporation to the Board of Directors. He shall have such further powers and duties as may be given him by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President.

ss.14. Assistant Secretaries. Assistant Secretaries shall perform the duties of the Secretary in the absence of the Secretary, and shall have such further powers and duties as may be given to them by the Board of Directors, the Executive Committee, the Chairman, the Chairman of the Executive Committee, a Vice Chairman, the President or the Secretary.

ss.15. Assistant Treasurers. Assistant Treasurers shall perform the duties of the Treasurer in the absence of the Treasurer, and shall have such further powers and duties as may be given to them by the Board of Directors, the Executive Committee, the Chairman, the Chairman of the Executive Committee, a Vice Chairman, the President or the Treasurer.

ss.16. Assistant Controllers. Assistant Controllers shall perform the duties of the Controller in the absence of the Controller, and shall have such further powers and duties as may be given to them by the Board of Directors the Executive Committee, the Chairman, the Chairman of the Executive Committee, a Vice Chairman, the President or the Controller.

ss.17. Emeriti and Honorary Officers. No individual elected or appointed to an Honorary Office or an Emeritus Office pursuant to this Article IV shall have as a result of such election or appointment any rights, duties or responsibilities with respect to the business or affairs of this corporation as determined by law or the By-Laws of this corporation.

                                   ARTICLE V.

                                  Capital Stock

ss.1. Payments. All payments for stock of the corporation shall be received by the Treasurer. Failure to pay an installment upon a stock subscription when required to be paid by the Board of Directors shall work a forfeiture of the shares of stock in arrears, pursuant to Section 503 of the Business Corporation Law of the State of New York.

ss.2. Certificates of Stock. The stock of the corporation shall be represented by certificates signed by the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, and may be sealed with the seal of the corporation or a facsimile thereof. Where any such certificate is manually countersigned by either a transfer agent or a registrar (other than the corporation itself or its employee) any other signature on such certificate may be a facsimile, engraved, stamped or printed. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate was issued, it may be issued by the corporation with the same effect as if he were such officer at the date of issue.

ss.3. Transfer Agents and Registrars. The Board of Directors may, in its discretion, appoint responsible banks or trust companies in the Borough of Manhattan, in the City of New York and in such other cities or states as the Board may deem advisable, to act as transfer agents or registrars of the stock of the corporation; and, upon such appointments being made, no stock certificates shall be valid until countersigned by one of such transfer agents and registered by one of such registrars.

ss.4. Transfers. Transfers of stock shall be made on the books of the corporation only by the person named in the certificate or by attorney lawfully constituted in writing and upon surrender and cancellation of a certificate or certificates for a like number of shares of the same class of stock, with duly executed assignment and power of transfer endorsed thereon or attached thereto, and with such proof of the authenticity of the signatures as the corporation or its agents may reasonably require.

ss.5. Determination of Stockholders of Record for Certain Purposes. The Board of Directors may fix a time, not exceeding fifty days preceding the date fixed for the payment of any dividend, or the making of any distribution or for the delivery of evidences of rights or evidences of interest arising out of any change, conversion or exchange of capital stock, as a record time for the determination of the stockholders entitled to receive any such dividend, distribution, rights or interest. The Board of Directors at its option, in lieu of so fixing a record time, may prescribe a period not exceeding fifty days prior to the date for such payment, distribution or delivery during which no transfer of stock on the books of the corporation may be made.

ss.6. Stockholders of Record Recognized. The corporation shall be entitled to treat the holder of record of any stock certificate as the holder in fact and owner of the shares represented thereby and shall not be bound to recognize any equitable claim to or interest in such stock on the part of any other person, whether or not it shall have express or other notice thereof save as expressly provided by the laws of New York.

ss.6. Lost Certificate. In case any certificate of stock shall be lost or destroyed, the Board of Directors, in its discretion, may authorize the issue of a substitute certificate in place of the certificate so lost or destroyed, and may cause such substitute certificate to be countersigned by the appropriate transfer agent and registered by the appropriate registrar; provided, that, in each such case, the applicant for a substitute certificate shall furnish to the corporation and to such of its transfer agents and registrars as may require the same, evidence to their satisfaction, in their discretion, of the loss or destruction of such certificate and of the ownership thereof and also such security and indemnity as may by them be required.

                                   ARTICLE VI.

                             Inspectors of Election

ss.1. Inspectors of Election. At every meeting of stockholders the vote shall be conducted by two inspectors of election elected at the last annual meeting of stockholders or, if not so elected, appointed for that purpose by the Board of Directors or, if not so elected or appointed, elected by a per capita vote of the stockholders present at the meeting in person or by proxy; and all questions respecting the qualification of voters, the validity of the proxies and the acceptance or rejection of votes shall be decided by such inspectors who, before entering upon the discharge of their duties, shall be duly sworn faithfully to execute the duties of inspectors at such meeting with strict impartiality, and according to the best of their ability. If any inspector elected or appointed to act at any meeting shall be absent or refuse to act, or if his office shall become vacant, the stockholders present at the meeting in person or by proxy shall, by a per capita vote, appoint another inspector to act in his place.

                                  ARTICLE VII.

                                      Seal

ss.1. Seal. The seal of the corporation shall be in the form of a circle and shall bear the name of the corporation followed by the words "Corning, NY", the year of its incorporation, and in the center of the circle the words "Founded 1851".

ss.2. Affixing and Attesting. The seal of the corporation shall be in the custody of the Secretary, who shall have power to affix it to the proper corporate instruments and documents, and who shall attest it. In his absence it may be affixed and attested by an Assistant Secretary or affixed and attested by the Treasurer or an Assistant Treasurer. The transfer agent of the stock of the corporation may have a facsimile thereof and affix the same to stock certificates issued by it.

                                  ARTICLE VIII.

                                  Miscellaneous

ss.1. Signatures to Negotiable Paper. All checks, drafts, notes and other negotiable instruments of the corporation shall be signed, countersigned and endorsed by such directors, officers and agents as the Board of Directors may designate from time to time.

ss.2. Delegation of Duties. In the absence of any officer, or for any other reason, the Board of Directors may delegate the powers or duties of an officer to another officer or director.

ss.3. Dividends. Dividends upon the shares of the capital stock of the corporation may be declared and paid out of the net assets of the corporation in excess of its capital, as often and at such times as the Board of Directors may determine, subject to the limitations set forth in the Preliminary Certificate of Consolidation forming this corporation or any certificate filed pursuant to law.

ss.4(a). Indemnification of Directors and Officers. To the full extent authorized or permitted by law, the corporation shall indemnify any person made, or threatened to be made, a defendant to an action or proceeding, whether civil or criminal, including an action by or in the right of the corporation, by reason of the fact that he, his testator or intestate, is or was a director or officer of the corporation, or is serving or served as an officer or director of any other corporation, joint venture, trust, employee benefit plan or other enterprise, in which the corporation has a financial interest as an investor or creditor, and such person is serving or served at the express request of and on behalf of this corporation. Without limitation of the foregoing, such indemnification shall include indemnification against all judgments, fines, amounts paid in settlement and reasonable expenses, including attorneys' fees and costs of investigation or defense, reasonably incurred by any such person in connection with any such action or proceeding or any appeal therein, and which expenses have not been recouped by him in any other manner, unless a judgment or other final adjudication adverse to the director or officer establishes that his acts were committed in bad faith, or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that he personally gained in fact a financial profit or other advantage to which he was not legally entitled; provided that no such indemnification shall be required with respect to any settlement or other nonadjudicated disposition of any threatened or pending action or proceeding unless the corporation has given its prior consent to such settlement or other disposition. If any unexhausted right of recoupment shall exist, payment of this indemnification shall be conditioned upon its release or assignment to the corporation.

ss.4(b). Indemnification Procedure; Expenses. A person who has been successful, on the merits or otherwise, in the defense of a civil or criminal action or proceeding of the character described in Section 4(a) of this Article VIII shall be entitled to indemnification as provided therein. Except as provided in the preceding sentence and unless ordered by a court, indemnification hereunder shall be made by the corporation if, and only if, authorized in the specific case: (i) by the board of directors of the corporation acting by a quorum consisting of directors who are not parties to such action or proceeding upon a finding that the director or officer has met the standard of conduct set forth in Section 4(a) of this Article VIII, or (ii) if such a quorum is not obtainable or, even if obtainable, a quorum of disinterested directors so directs: (a) by the board of directors of the corporation upon the opinion in writing of independent legal counsel that indemnification is proper in the circumstances because the standard of conduct set forth in Section 4(a) of this Article VIII has been met by such director or officer, or (b) by the shareholders upon a finding that the director or officer has met the applicable standard of conduct set forth in such Section. Upon the request of any person entitled to indemnification pursuant to Section 4 of this Article VIII, the corporation shall pay promptly to such person all expenses reasonably incurred by such person in connection with an action or proceeding with respect to which such person is, in the absence of a final adjudication adverse to such person, entitled to indemnification hereunder; provided that such payment shall be subject to the receipt by the corporation of that person's undertaking to repay the portion of such expenses to which it is finally determined that such person is not entitled; and provided further that no such payment shall be made if a majority of disinterested directors of the corporation, provided such majority constitutes a quorum of the Board, or if there is not a quorum of disinterested directors, independent legal counsel not a party to such action or proceeding and not regular counsel to the corporation, determines in good faith that it is likely that such person will be found not to be entitled to such indemnification and will not in that event fulfill his undertaking to repay such advances. A person entitled to indemnification shall cooperate in good faith with any request by the corporation that common counsel be utilized by parties to an action or proceeding who are similarly situated unless to do so would be inappropriate due to actual or potential differing interests between or among such parties.

ss.4(c). Contractual Article. Section 4 of this Article VIII shall be deemed to constitute a contract between the corporation and a person entitled to indemnification and may not, without the consent of such person, be amended to effect adversely such person with respect to any event, act or omission occurring or allegedly occurring prior to the end of the term of office he is serving when such amendment is adopted. The corporation is authorized to enter into agreements with any of its directors or officers extending rights to indemnification and advancement of expenses to such person to the fullest extent permitted by applicable law, but the failure to enter into any such agreement shall not affect or limit the rights of such person pursuant to Section 4 of this Article VIII, it being expressly recognized that all directors and officers of the corporation, by serving as such after the adoption hereof, are acting in reliance hereon and the corporation is estopped to contend otherwise.

ss.4(d). Insurance. The corporation may, but need not, maintain insurance at its expense insuring persons entitled to indemnification under Section 4 of this
Article VIII against liabilities whether or not such liabilities are indemnifiable pursuant to Section 4 of this Article VIII.

ss.4(e). Non-exclusivity. The indemnification provided by Section 4 of this
Article VIII shall not be deemed exclusive of any other rights to which a director or officer of the corporation may be entitled.

ss.4(f). Amendment to Conform to Business Corporation Law. If and to the extent that any provision of Section 4 of this Article VIII is inconsistent with
Article 7 of the Business Corporation Law of the State of New York, such provision shall be deemed to have been amended to the extent necessary to make it consistent with such Article 7.

ss.5. Signatures to Contracts. Except as otherwise prescribed by the Board of Directors, the Chairman of the Board of Directors, the Chairman of the Executive Committee, the Vice Chairmen, the President, any Sector President, any Executive Vice President, any Senior Vice President or any other Vice President shall sign and execute all contracts, instruments and documents in the name of the corporation.

                                   ARTICLE IX.

                                   Amendments

ss.1.  Amendments.

(a) The affirmative vote of the holders of record of outstanding shares representing at least eighty percent (80%) of the voting power of all the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors shall be required to amend, alter or repeal, or adopt any provision or provisions inconsistent with, any provision of Sections 1(a) and (b), 4, 5, 6 and 7 of Article III of these By-Laws and this
Section 1(a); provided, however, that this Section 1(a) shall not apply to, and such eighty percent (80%) vote shall not be required for, any amendment, alteration, repeal, or adoption of any inconsistent provision or provisions, declared advisable by the Board of Directors by the affirmative vote of two-thirds of the whole Board of Directors.

(b) Subject to the provisions of Section 1(a) of this Article IX, these By-Laws may be altered or repealed, in any particular, and new By-Laws, not inconsistent with any provision of the Preliminary Certificate of Consolidation forming this corporation or any certificate filed pursuant to law or any provision of law, may be adopted, either by the affirmative vote of the holders of record of a majority in number of the outstanding shares of stock entitled to vote, given at an annual meeting, or at any special meeting the notice of which shall include the form of the proposed amendment or repeal or of the proposed new By-Laws, or a summary thereof, or by vote of a majority of the whole Board of Directors, given at any meeting thereof, the notice of which shall include the form of the proposed amendment or repeal or of the proposed new By-Laws, or a summary thereof.

ss.2. Repeal of Old By-Laws. All prior By-Laws of the Company are hereby repealed.

                   - - - - - - - - - - - - - - - - - - - - -

         The undersigned Secretary of CORNING INCORPORATED, a corporation of the State of New York, HEREBY CERTIFIES that the foregoing is a true and complete copy of the By-Laws of the said corporation, as at present in force and effect.

         WITNESS, the hand of the undersigned and the seal of the said corporation, this _____ day of ______________________________________.




                                              _______________________________

                                                         Secretary

Item 14(c) Exhibit #12

Corning Incorporated and Subsidiary Companies
Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
Dividends:
(Dollars in millions, except ratios)


                                                                                         Fiscal Year Ended
                                                                  -------------------------------------------------------------
                                                                   Dec. 31,     Dec. 31,     Dec. 31,      Jan. 1,      Jan. 2,
                                                                     1997         1996         1995         1995         1994
                                                                  --------      -------      -------      -------      --------
Income from continuing operations before taxes on income          $  678.2      $ 487.3      $ 406.1      $ 343.8      $   74.3
Adjustments:
  Share of earnings (losses) before taxes of 50% owned companies     111.5        130.3         95.2         89.0        (137.0)
  Earnings (losses) before taxes of greater than 50% owned
    unconsolidated subsidiary                                                       0.7         (3.1)        (4.0)         (3.1)
  Distributed income of less than 50% owned companies
    and share of loss if debt is guaranteed                                                                   2.1           4.5
  Amortization of capitalized interest                                16.6         11.8          9.6         13.3          13.0
  Fixed charges net of capitalized interest                          164.3        127.0        102.3        148.5         110.1
                                                                  --------      -------      -------      -------      --------

Earnings before taxes and fixed charges as adjusted               $  970.6      $ 757.1      $ 610.1      $ 592.7      $   61.8
                                                                  ========      =======      =======      =======      ========

Fixed charges:
  Interest incurred                                               $  110.6      $  86.7      $  79.7      $  77.5      $   63.3
  Share of interest incurred of 50% owned companies and interest
   on guaranteed debt of less than 50% owned companies                51.0         38.7         10.2         60.8          40.9
  Interest incurred by greater than 50% owned unconsolidated
    subsidiary                                                                                   0.7          0.8           0.8
  Portion of rent expense which represents interest factor            23.8         20.1         19.3         17.5          13.4
  Share of portion of rent expense which represents interest
    factor for 50% owned companies                                     3.8          1.4          2.7          9.4           9.1
  Portion of rent expense which represents interest factor for
    greater than 50% owned unconsolidated subsidiary                                                          0.1           0.1
  Amortization of debt costs                                           3.1          3.4          0.9          2.0           1.8
                                                                  --------      -------      -------      -------      --------

Total fixed charges                                                  192.3        150.3        113.5        168.1         129.4
Capitalized interest                                                 (28.0)       (23.3)       (11.2)       (19.6)        (19.3)
                                                                  --------      -------      -------      -------      --------

Total fixed charges net of capitalized interest                   $  164.3      $ 127.0      $ 102.3      $ 148.5      $  110.1
                                                                  ========      =======      =======      =======      ========

Preferred dividends:
  Preferred dividend requirements                                 $   15.3      $  15.7      $  15.7      $   8.2      $    2.1
  Ratio of pre-tax income to income before minority interest
    and equity earnings                                                1.5          1.5          1.4          1.5           0.9
                                                                  --------      -------      -------      -------      --------
  Pre-tax preferred dividend requirement                              23.0         23.6         22.0         12.3           1.9

Total fixed charges                                                  192.3        150.3        113.5        168.1         129.4
                                                                  --------      -------      -------      -------      --------

Fixed charges and pre-tax preferred dividend requirement          $  215.3      $ 173.9      $ 135.5      $ 180.4      $  131.3
                                                                  ========      =======      =======      =======      ========

Ratio of earnings to combined fixed charges and preferred
  dividends                                                            4.5x         4.3x         4.5x          3.3x           -
                                                                  ========      =======      =======      ========     ========

Earnings did not cover combined fixed charges and preferred dividends by $69.5 in the fiscal year ended January 2, 1994.

Item 14(c) Exhibit #21

Corning Incorporated and Subsidiary Companies

Subsidiaries of the Registrant as of December 31, 1997 are listed below:

                                                                                                          Percentage of
                                                                                                    Corp. voting securities
No.                               Name                                                                 owned by (Corp. No.)
------------------------------------------------------------------------------------------------------------------------------------
1.  Corning Incorporated (New York)
2.  Corning Brasil Industria E Comercio Ltda. (Brazil)                                                  100.00        (1)
3.  Corning Incorporated Foreign Sales Corporation (Virgin Islands)                                      83.34        (1)
                                                                                                          8.33       (21)
                                                                                                          8.33       (53)
4.  Corning International Corporation (Delaware)                                                        100.00        (1)
5.  Corning Development, Inc., (Delaware)                                                               100.00        (4)
6.  Corning S.A. (France)                                                                                99.82        (4)
7.  Corning Glass Taiwan Co., Ltd. (Taiwan)                                                             100.00        (4)
8.  Corning GmbH (Germany)                                                                              100.00        (4)
9.  Corning India Private Ltd. (India)                                                                   99.90        (4)
                                                                                                           .10       (10)
10. Corning (H.K.) Ltd. (Hong Kong)                                                                     100.00        (4)
11. Wislan S.A. (Uruguay)                                                                               100.00        (4)
12. Corning Japan K.K. (Japan)                                                                           79.05        (4)
13. Corning Limited (United Kingdom)                                                                    100.00        (4)
14. Corning Mexicana, S.A. de C.V. (Mexico)                                                             100.00        (4)
15. Teddington Company Ltd. (Bermuda)                                                                   100.00        (4)
16. Corning International K.K. (Japan)                                                                  100.00        (1)
17. Nutrisearch Biosystems Limited (United Kingdom)                                                     100.00        (1)
18. Corning Asahi Corporation (Delaware)                                                                 51.00        (1)
19. Components Incorporated (Delaware)                                                                  100.00        (1)
20. Corning Asahi Video Products Company (New York)                                                      51.00        (1)
21. Corning Consumer Products Company (Delaware)                                                        100.00        (1)
22. Mundial Brasil Productos de Consumo Ltda. (Brazil)                                                  100.00       (21)
23. CCCPC Korea Co., Ltd. (Korea)                                                                       100.00       (21)
24. Corning Australia Pty. Limited (Australia)                                                          100.00       (21)
25. Corning Brasil - Vidros Especiais Ltda. (Brazil)                                                    100.00        (1)
26. Corning Canada Inc.(Canada)                                                                         100.00       (21)
27. Corning (Singapore) Pte. Ltd. (Singapore)                                                           100.00       (21)
28. Iwaki Corning (M) SDN BHD (Malaysia)                                                                 80.00       (27)
29. Revere Ware Corporation (Delaware)                                                                  100.00       (21)
30. Corning Costar Corporation (Delaware)                                                               100.00        (1)
31. Costar Europe Ltd. (Delaware)                                                                       100.00       (30)
32. Costar GmbH (Germany)                                                                               100.00       (30)
33. Costar International Sales Corporation (Virgin Islands)                                             100.00       (30)
34. Costar Italia, s.r.l. (Italy)                                                                       100.00       (30)
35. Costar/Nuclepore Canada, Inc. (Canada)                                                              100.00       (30)
36. Dominique Dutscher, S.A. (France)                                                                    99.80       (30)
37. Corning Delaware, L.P. (Delaware)                                                                   100.00        (1)
38. Corning Europe Inc. (Delaware)                                                                      100.00        (1)
39. OCWC Corporation (Delaware)                                                                         100.00        (1)
40. Corning Samco Corporation (Delaware)                                                                100.00        (1)
41. Siecor Corporation (Delaware)                                                                        50.00        (1)
42. Siecor Brands, Inc. (Delaware)                                                                      100.00       (41)
43. Siecor Technology, Inc. (Delaware)                                                                  100.00       (41)

Subsidiaries of the Registrant as of December 31, 1997 are listed below:

                                                                                                          Percentage of
                                                                                                    Corp. voting securities
No.                               Name                                                                 owned by (Corp. No.)
------------------------------------------------------------------------------------------------------------------------------------
44. Siecor Finance, Inc. (Delaware)                                                                   100.00       (41)
45. Siecor Operations, L.L.C. (North Carolina)                                                         99.99       (41)
                                                                                                         .01       (49)
46. Cable Services, Inc. (Delaware)                                                                   100.00       (41)
47. Siecor Mexico S.A. de C.V. (Mexico)                                                                99.99       (41)
                                                                                                         .01       (49)
48. Siecor Dominican Republic, Inc. (Delaware)                                                        100.00       (41)
49. Siecor International Corporation (North Carolina)                                                 100.00       (41)
50. Siecor International Corporation (Virgin Islands)                                                 100.00       (41)
51. Siecor Puerto Rico, Inc.  (Delaware)                                                              100.00       (41)
52. Siecor, Ltd. (Cayman Islands)                                                                     100.00       (41)
53. U.S. Precision Lens, Inc. (Ohio)                                                                  100.00        (1)
54. Corning Korea Company Ltd. (Korea)                                                                100.00        (4)
55. Quanterra Incorporated (Delaware)                                                                  81.00        (1)
56. Corning Scientific Center Limited (Russia)                                                        100.00        (4)
57. Corning OCA Corporation (Delaware)                                                                100.00        (1)

Companies accounted for under the equity method:

58. EuroKera S.N.C. (France)                                                                           49.90        (6)
59. Keraglass S.N.C. (France)                                                                          49.90        (6)
60. Samcor Glass Limited (India)                                                                       40.00        (6)
                                                                                                        5.00       (81)
61. Omega One Communications, L.L.C. (Delaware)                                                        66.00        (1)
62. Samara Optical Cable Company, Ltd. (Russia)                                                        49.00        (4)
63. Biccor (Holdings) Limited (Cayman Islands)                                                         40.00        (4)
64. Biccor (Singapore) Pte. Ltd. (Singapore)                                                          100.00       (63)
65. BICC UCOM Co. (Thailand)                                                                           65.00       (64)
66. Sicover, S.A. (France)                                                                             50.00        (6)
67. Siecor GmbH (Germany)                                                                              50.00        (8)
68. Siecor GmbH & Co. KG (Germany)                                                                     50.00        (8)
69. International Hau-Mei Glass Engineering Co., Ltd. (Peoples Republic of China)                      50.00        (4)
70. Optical Waveguides Australia Pty. Ltd. (Australia)                                                 50.00        (4)
71. Pittsburgh Corning Europe N.V. (Belgium)                                                           50.00        (4)
72. Deutsche Pittsburgh Corning GmbH (Germany)                                                        100.00       (71)
73. Pittsburgh Corning France SARL (France)                                                           100.00       (71)
74. Pittsburgh Corning GmbH (Austria)                                                                 100.00       (71)
75. Pittsburgh Corning Nederland B.V. (Netherlands)                                                   100.00       (71)
76. Pittsburgh Corning Scandinavia AB (Sweden)                                                        100.00       (71)
77. Pittsburgh Corning (Schweiz) A.G. (Switzerland)                                                   100.00       (71)
78. Pittsburgh Corning (U.K.) Ltd. (United Kingdom)                                                    99.00       (71)
79. Shanghai Corning Engineering Corporation Ltd. (Peoples Republic of China)                          50.00        (4)
80. Optical Fibres (United Kingdom)                                                                    50.00       (13)
81. Samsung Corning Co. Ltd. (Korea)                                                                   50.00        (4)
82. Samsung Corning Company (Malaysia) SDN BHD                                                         70.00       (81)
83. Samsung Corning (Deutschland) GmbH (Germany)                                                      100.00       (81)
84. Tianjin Samsung Corning Co. Ltd. (Peoples Republic of China)                                      100.00       (81)
85. N-Cor, Ltd. (Japan)                                                                                50.00       (16)

Subsidiaries of the Registrant as of December 31, 1997 are listed below:

                                                                                                           Percentage of
                                                                                                     Corp. voting securities
No.                               Name                                                                  owned by (Corp. No.)
------------------------------------------------------------------------------------------------------------------------------------
86.  Cormetech, Inc. (Delaware)                                                                          50.00        (1)
87.  American Video Glass Company (Delaware)                                                             50.00       (18)
88.  Corporate Venture Partners (Delaware)                                                               26.58        (1)
89.  Samsung Corning Precision Glass Co., Ltd. (Korea)                                                   50.00        (1)
90.  Corsam Glasstec R&D Center (Delaware)                                                               50.00        (1)
                                                                                                         50.00       (81)
91.  Samsung Video Glass America (California)                                                            39.00       (81)
92.  RWC - Siecor (Malaysia) SDN BHD (Malaysia)                                                          49.00       (52)
93.  Video Monitores de Mexico, S.A. de C.V. (Mexico)                                                    43.75       (91)
                                                                                                         10.00        (4)
                                                                                                          2.50       (18)
94.  Video Servicios de Mexico, S.A. de C.V. (Mexico)                                                    99.998      (93)
                                                                                                         00.002      (14)
95.  Dow Corning Corporation (Michigan)                                                                  50.00        (1)
96.  Eurokera North America, Inc. (Delaware)                                                             50.00        (1)
97.  Fiber Sensys, Inc. (Oregon)                                                                         46.97        (1)
98.  Molecular Simulations, Inc. (Delaware)                                                              50.00        (1)
99.  Biosym Technologies, Inc. (California)                                                             100.00       (98)
100. Biosym Technologies GmbH (Germany)                                                                 100.00       (99)
101. Biosym Technologies Ltd. (United Kingdom)                                                          100.00       (99)
102. Biosym Technologies SARL (France)                                                                  100.00       (99)
103. Pittsburgh Corning Corporation (Pennsylvania)                                                       50.00        (1)
104. U.S. Conec, Ltd. (Delaware)                                                                         50.00       (41)
105. Iwaki Glass Co., Ltd. (Japan)                                                                        3.00        (4)

As explained on page 19, financial statements of companies accounted for under the equity method, except Dow Corning Corporation, are omitted. Summary financial information on Corning's equity basis companies is included in Note 5 (Investments), appearing on pages 31 and 32, in this Annual Report on Form 10-K.

Item 14(c) Exhibit #23

CONSENT OF INDEPENDENT ACCOUNTANTS


Price Waterhouse LLP


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-8 (Nos. 2-77248, 33-12605, 33-25162, 33-30575, 33-30815, 33-47133, 33-62682, 33-50201, 33-55345,
33-34602, 33-58193, 33-63887, 33-18329, 33-3036, 333-24337, 333-26049 and
333-26151) and Form S-3 (Nos. 33-40956, 33-44295, 33-49903, 33-53821 and
33-56887) of Corning Incorporated of our report dated January 28, 1998, appearing on page 22 of this Form 10-K and our report relating to the Dow Corning Corporation financial statements dated January 21, 1998, appearing on page 54 of this Form 10-K.


/s/ Price Waterhouse LLP
1177 Avenue of the Americas
New York, New York  10036

March 9, 1998

Item 14(c) Exhibit #24


                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 11th day of February, 1998.


                                                    /s/ Roger G. Ackerman
                                                    ----------------------------
                                                    (Roger G. Ackerman)

                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 11th day of February, 1998.



                                                      /s/ Van C. Campbell
                                                      --------------------------
                                                      (Van C. Campbell)

                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 11th day of February, 1998.



                                                     /s/ Norman E. Garrity
                                                     ---------------------------
                                                     (Norman E. Garrity)

                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 11th day of February, 1998.



                                                       /s/ John W. Loose
                                                       -------------------------
                                                       (John W. Loose)

                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 16th day of February, 1998.



                                                    /s/ James R. Houghton
                                                    ----------------------------
                                                    (James R. Houghton)

                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 13th day of February, 1998.



                                                    /s/ Robert Barker
                                                    ----------------------------
                                                    (Robert Barker)

                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 16th day of February, 1998.



                                                    /s/ John Seely Brown
                                                    ----------------------------
                                                    (John Seely Brown)

                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 11th day of February, 1998.



                                                    /s/ Lawrence S. Eagleburger
                                                    ----------------------------
                                                    (Lawrence S. Eagleburger)

                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 12th day of February, 1998.



                                                     /s/ John H. Foster
                                                     ---------------------------
                                                     (John H. Foster)

                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 12th day of February, 1998.



                                                    /s/ Gordon Gund
                                                    ----------------------------
                                                    (Gordon Gund)

                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 12th day of February, 1998.



                                                     /s/ John M. Hennessy
                                                     ---------------------------
                                                     (John M. Hennessy)

                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 10th day of February, 1998.



                                                     /s/ James W. Kinnear
                                                     ---------------------------
                                                     (James W. Kinnear)

                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 10th day of February, 1998.



                                                     /s/ James J. O'Connor
                                                     ---------------------------
                                                     (James J. O'Connor)

                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 12th day of February, 1998.



                                                    /s/ Catherine A. Rein
                                                    ----------------------------
                                                    (Catherine A. Rein)

                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 11th day of February, 1998.



                                                    /s/ Henry Rosovsky
                                                    ----------------------------
                                                    (Henry Rosovsky)

                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 11th day of February, 1998.


                                                         /s/ H. Onno Ruding
                                                         -----------------------
                                                         (H. Onno Ruding)

                              CORNING INCORPORATED

                                POWER OF ATTORNEY

                            ------------------------



         KNOW ALL MEN BY THESE PRESENTS that the undersigned Director and/or Officer of CORNING INCORPORATED, a New York corporation, hereby constitutes and appoints Katherine A. Asbeck, Van C. Campbell, William D. Eggers and James B. Flaws, or any of them, his true and lawful attorney-in-fact and agent, in the name and on behalf of the undersigned, to do any and all acts and things to comply with the Securities and Exchange Act of 1934, as amended, and any and all rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the filing under the Securities and Exchange Act of 1934 of the Annual Report on Form 10-K of Corning Incorporated for the fiscal year ended December 31, 1997, including specifically, but without limiting the generality of the foregoing, the power and authority to sign on behalf of the undersigned in his capacity as Director and/or Officer of Corning Incorporated the appropriate signature pages of said Annual Report on Form 10-K to be filed with the Securities and Exchange Commission; and the undersigned hereby ratifies and confirms all that said attorneys-in-fact and agents, or any one of them, shall do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 12th day of February, 1998.



                                                       /s/ William D. Smithburg
                                                       -------------------------
                                                       (William D. Smithburg)

The following exhibits are included only in copies of the 1997 Annual Report on Form 10-K filed with Securities and Exchange Commission.

                      Exhibit #3(i)                  Certificate of Amendment,
                                                     dated June 24, 1996
                                                     of the Restated Certificate
                                                     of Incorporation

                      Exhibit #3(ii)                 By-Laws of Corning
                                                       Incorporated,
                                                     as amended and effective
                                                     as of April 25, 1996

                      Exhibit #24                    Powers of Attorney

                      Exhibit #27                    Financial Data Schedule

Copies of these exhibits may be obtained by writing to Mr. A. John Peck Jr., secretary, Corning Incorporated, MP-HQ-E2-10, Corning, New York 14831.

Item 14(c) Exhibit #27

                                                    CORNING INCORPORATED
                                                   FINANCIAL DATA SCHEDULE
                                                  YEAR ENDING DEC. 31, 1997