Form 10-Q
period 1998-03-31
CORNING INC /NY
filed 1998-05-08
CIK 24741

- 14 -



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 1998

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

232,082,535 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of April 14, 1998.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page

 Consolidated Statements of Income for the three months
   ended March 31, 1998 and 1997                                 3

 Consolidated Balance Sheets at March 31, 1998
   and December 31, 1997                                         4

 Consolidated Statements of Cash Flows for the
   three months ended March 31, 1998 and 1997                    5

 Notes to Consolidated Financial Statements                      6


The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant or its independent accountants and should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended December 31, 1997.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

                                                    Three Months Ended
                                                  ---------------------
                                                  March 31,   March 31,
                                                     1998        1997
                                                  ---------   ---------

REVENUES
 Net sales                                         $794.8       $817.1
 Royalty, interest and dividend income                9.1          9.9
                                                   ------       ------
                                                    803.9        827.0

DEDUCTIONS
 Cost of sales                                      514.7        475.7
 Selling, general and administrative expenses       112.9        128.8
 Research and development expenses                   67.1         51.0
 Interest expense                                    17.6         21.2
 Other, net                                          27.1          6.8
                                                   ------       -------

Income from continuing operations before
  taxes on income                                    64.5        143.5
Taxes on income from continuing operations           21.0         49.0
                                                  -------       -------

Income from continuing operations before minority
 interest and equity earnings                        43.5         94.5
Minority interest in earnings of subsidiaries        (5.5)       (12.5)
Dividends on convertible preferred
 securities of subsidiary                            (3.4)        (3.4)
Equity in earnings of associated companies           27.5          6.8
                                                   -------      -------

Income from continuing operations                    62.1         85.4
Income (loss) from discontinued operations,
  net of taxes                                       (0.6)         6.6
                                                   ------       -------

NET INCOME                                         $ 61.5       $ 92.0
                                                   ======       =======

BASIC EARNINGS PER SHARE
 Continuing operations                             $ 0.27       $ 0.37
 Discontinued operations                                          0.03
                                                   ------       ------
NET INCOME                                         $ 0.27       $ 0.40
                                                   ======       ======

DILUTED EARNINGS PER SHARE
 Continuing operations                             $ 0.27       $ 0.36
 Discontinued operations                            (0.01)        0.03
                                                   -------      ------
NET INCOME                                         $ 0.26       $ 0.39
                                                   =======      ======

DIVIDENDS DECLARED                                 $ 0.18       $ 0.18
                                                   =======      ======

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

                                                  March 31,  December 31,
                    ASSETS                           1998        1997
                    ------                        ---------  ------------
CURRENT ASSETS
 Cash                                              $  21.5      $   61.0
 Short-term investments, at cost, which
   approximates market value                          58.0          36.0
 Accounts receivable, net of doubtful
   accounts and allowances - $10.0/1998;
   $10.7/year-end 1997                               514.1         559.7
 Inventories                                         443.4         428.3
 Deferred taxes on income and other
   current assets                                    122.6         114.1
                                                   -------      --------
     Total current assets                          1,159.6       1,199.1
                                                  ---------     --------

INVESTMENTS
 Associated companies, at equity                     335.6         292.9
 Others, at cost                                      16.7          17.1
                                                   -------     ---------
                                                     352.3         310.0
                                                   -------     ---------

PLANT AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                          2,225.5       2,267.9

GOODWILL AND OTHER INTANGIBLE ASSETS,
 NET OF ACCUMULATED AMORTIZATION -
   $20.9/1998; $19.2/year-end 1997                   290.1         294.2

OTHER ASSETS                                         342.3         263.1
NET ASSETS OF DISCONTINUED OPERATIONS                369.1         357.6
                                                   -------       -------
                                                  $4,738.9      $4,691.9
                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
 Loans payable                                     $ 383.8      $  213.0
 Accounts payable                                    172.4         300.0
 Other accrued liabilities                           398.2         444.7
                                                     -----         -----
     Total current liabilities                       954.4         957.7
                                                     -----         -----

OTHER LIABILITIES                                    645.8         627.5
LOANS PAYABLE BEYOND ONE YEAR                      1,120.1       1,125.8
MINORITY INTEREST IN SUBSIDIARY COMPANIES            344.2         349.3
CONVERTIBLE PREFERRED SECURITIES OF
 SUBSIDIARY                                          365.4         365.3
CONVERTIBLE PREFERRED STOCK                           19.1          19.8
COMMON STOCKHOLDERS' EQUITY
 Common stock, including excess over
   par value and other capital - Par value
   $0.50 per share; Shares authorized: 500 million;
   Shares issued: 264.9 million/1998 and
   264.3 million/year-end 1997                       726.2         707.2
 Retained earnings                                 1,315.4       1,296.0
 Less cost of 32.9 million/1998 and
   32.7 million/year-end 1997 shares
   of common stock in treasury                      (735.8)       (724.5)
 Cumulative translation adjustment                   (15.9)        (32.2)
                                                   --------      --------
     Total common stockholders' equity             1,289.9       1,246.5
                                                  ---------      --------
                                                   $4,738.9     $4,691.9
                                                  =========     ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                    Three Months Ended
                                                  ---------------------
                                                  March 31,   March 31,
                                                     1998        1997
                                                  ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $  61.5       $ 92.0
 Adjustments to reconcile net income
     to net cash provided by operating
     activities of continuing operations:
   (Income) loss from discontinued operations          0.6         (6.6)
   Depreciation and amortization                      78.9         77.1
   Equity in earnings of associated companies
     less than (in excess of)
     dividends received                              (28.5)         0.6
   Minority interest in earnings of subsidiaries
     in excess (less than) dividends paid             (5.2)         6.8
   (Gains) losses on disposition of
     properties and investments                        5.7         (2.3)
   Deferred tax benefit                               (2.3)       (12.5)
   Other                                              33.1         22.6
 Changes in operating assets and liabilities:
   Accounts receivable                                45.2        (89.6)
   Inventory                                         (15.2)       (38.8)
   Other current assets                              (10.7)        (5.7)
   Accounts payable and other current liabilities   (171.4)       (33.2)
                                                    -------      -------
     NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES OF CONTINUING OPERATIONS           (8.3)        10.4
                                                    -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant and equipment                   (132.9)       (82.9)
 Net proceeds from disposition of properties
    and investments                                   97.8         32.9
 Increase in long-term investments and
    other non current assets                         (79.1)        (0.1)
 Other, net                                           (1.5)         0.1
     NET CASH USED IN INVESTING ACTIVITIES
        OF CONTINUING OPERATIONS                    (115.7)       (50.0)
                                                   --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                     170.8          0.1
 Repayments of loans                                  (6.2)       (14.8)
 Proceeds from issuance of common stock                6.3          8.1
 Repurchases of common stock                          (9.5)       (10.5)
 Dividends paid                                      (42.1)       (41.7)
                                                    -------       ------
     NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES
        OF CONTINUING OPERATIONS                     119.3        (58.8)
                                                    -------      ------

Effect of exchange rates on cash                      (0.6)         3.5
                                                   --------      -------
Cash used in discontinued operations                 (12.2)       (20.9)
                                                   --------      -------
Net change in cash and cash equivalents              (17.5)      (115.8)
Cash and cash equivalents at beginning of year        97.0        215.1
                                                   --------      -------

CASH AND CASH EQUIVALENTS AT END OF QUARTER        $  79.5       $ 99.3
                                                   ========      =======

SUPPLEMENTAL DATA:
Income taxes paid (refunded), net                  $   8.3       $(43.9)
                                                   ========      =======

Interest paid                                      $  31.6       $ 33.5
                                                   ========      =======

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) On April 1, 1998, Corning completed the recapitalization and sale of a controlling interest in its consumer housewares business to an affiliate of Borden, Inc. (the Consumer transaction). Corning received proceeds of $583 million in cash and will continue to retain an 8 percent interest in the Corning Consumer Products Company. In addition, Corning could receive an additional payment of up to $15 million if certain financial targets are met by Corning Consumer Products Company for the three year period
     1998 - 2000.

     Corning expects to record an after-tax gain in the range of $25-$50 million in the second quarter. The proceeds from the transaction will be used to improve Corning's balance sheet and invest for future growth in Corning's communications, environmental, and advanced materials businesses.

     Corning's consolidated financial statements and notes thereto report the consumer housewares business as a discontinued operation. Prior period consolidated financial statements and notes have been restated accordingly.

     Summarized results of Corning's discontinued operations for the first quarter of 1998 and 1997 are as follows:

                                          Three Months Ended March 31,
                                                1998        1997
                                                ----        ----

     Sales                                     $116.8       $128.9
                                               ------       ------

     Income (loss) before taxes                  (0.9)       11.0
     Tax (benefit) on income                     (0.3)        4.4
                                               ------       ------

     Discontinued operations, net of
        income taxes                         $   (0.6)     $  6.6
                                             =========     =======

     Basic earnings per share                  $ 0.00       $ 0.03
                                             =========     =======

     Diluted earnings per share                $(0.01)      $ 0.03
                                             =========     =======

     Income (loss) from discontinued operations includes an allocation of Corning's interest expense totaling $2.7 million and $3.8 million in the first quarter of 1998 and 1997, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.

     Net assets of discontinued operations consist primarily of receivables, inventory, plant and equipment, goodwill and other intangible assets, and other accrued liabilities.

     Pro forma financial statements are not presented as the effect of pro forma adjustments is immaterial.

(2) On April 8, 1998, Corning announced that it will reduce its headcount by offering a selective early retirement program and enhanced separation benefits to its employees in the second quarter. Charges associated with this program will be recorded in the second quarter. A portion of these charges will be related to the divestiture of the consumer housewares business and will be classified as discontinued operations.

(3) Basic earnings per share is computed by dividing net income less dividends on Series B convertible preferred stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income plus dividends on convertible preferred stock by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and adjusted for dilutive common shares assumed to be issued on conversion of Corning's convertible securities.

     Common dividends of $41.7 million were declared in the first quarter 1998, compared with $41.3 million for the same period in 1997.

     A reconciliation of the basic and diluted earnings per share computations for the first quarters of 1998 and 1997 are as follows (in millions, except per share amounts):

                                 For the three months ended March 31,
                                     1998                        1997
                                     ----                        ----
                                Wgtd.   Per share            Wgtd.   Per share
                      Income Avg Shares    Amt     Income Avg Shares    Amt
                      ------ ---------- --------   ------ ---------- ---------

Net income from
 continuing
 operations           $62.1                        $85.4
  Less: Preferred
        stock
        dividends      (0.4)                        (0.4)
                      -----                        -----

Basic earnings
   per share           61.7    229.6    $0.27       85.0    226.5    $0.37

Effect of Dilutive
   Securities
Option                           3.0                          4.3
Convertible monthly
  income preferred
  securities                                         3.4     11.5
Convertible preferred
  stock                                              0.4      1.0
                     -----     -----    -----      -----    -----    -----

Diluted earnings
   per share         $61.7     232.6    $0.27      $88.8    243.3    $0.36
                     =====     =====    =====      =====    =====    =====

At March 31, 1998, Corning had convertible monthly income preferred securities which paid dividends of $3.4 million and were convertible into 11.5 million shares of common stock. In addition, Corning had convertible preferred stock which paid dividends of $0.4 million at March 31, 1998 and were convertible into 1.0 million shares of common stock. These shares were not included in the calculation of diluted earnings per share due to the anti-dilutive effect they would have had on earnings per share if converted.

(4) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                  March 31,   December 31,
                                                     1998         1997
                                                  ---------   ------------
     Finished goods                               $  240.5     $   231.0
     Work in process                                 115.9         110.4
     Raw materials and accessories                    89.6          87.4
     Supplies and packing materials                   67.8          65.3
                                                  --------     ---------
     Total inventories valued at current cost        513.8         494.1
     Reduction to LIFO valuation                     (70.4)        (65.8)
                                                  --------     ---------
                                                  $  443.4     $   428.3
                                                  ========     =========

(5) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                                  March 31,   December 31,
                                                     1998         1997
                                                  ---------   ------------
     Land                                         $    51.8     $    51.5
     Buildings                                        840.7         842.6
     Equipment                                      3,105.6       3,107.1
     Accumulated depreciation                      (1,772.6)     (1,733.3)
                                                  ---------    ----------
                                                  $ 2,225.5     $ 2,267.9
                                                  =========    ==========

(6) In January, 1998, Corning completed a financing transaction related to certain production equipment which resulted in net cash proceeds of approximately $15 million. There was no gain or loss recorded or material change to the balance sheet as a result of this transaction.

(7) Corning's change in stockholders' equity from non-stockholder transactions for the periods ended March 31, 1998 and 1997 was $77.8 million and $65.1 million, and includes net income of $61.5 million and $92.0 million and foreign currency translation adjustments of $16.3 million and ($26.9) million in 1998 and 1997, respectively.

(8) On December 31, 1996, Corning distributed all of the shares of Quest Diagnostics Incorporated and Covance, Inc. to its shareholders on a pro rata basis. As described in Note 19 to Corning's 1997 consolidated financial statements included in its Annual Report of Form 10-K, Corning has agreed to indemnify Quest Diagnostics on an after-tax basis, for the settlement of certain governmental claims and certain other claims that were pending at December 31, 1996. Corning recorded a reserve of approximately $25 million which is equal to management's best estimate of amounts which are probable of being paid by Corning to Quest Diagnostics to satisfy the indemnified claims on an after-tax basis.

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

(9) Corning adopted American Institute of Certified Public Accountants' Statement of Opinion (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective January 1, 1998. This SOP requires capitalization of certain costs in the development of internal-use software. The provisions of the SOP are not significantly different from prior Corning practice and have no effect on income from continuing operations.

ITEM 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                 ----------------------------------------------

                              Results of Operations
                              ---------------------



Continuing operations
---------------------

Net sales from continuing operations for the first quarter decreased from $817.1 million in 1997 to $794.8 million in 1998. Net income from continuing operations totaled $62.1 million for the first quarter 1998, compared with first quarter net income from the same operations of $85.4 million in 1997. Diluted earnings per share from continuing operations decreased from $0.36 per share in first quarter 1997 to $0.27 per share for the first quarter 1998. The decrease in earnings reflects the effect of Asia's instability on several of Corning's consolidated businesses and increased research and development spending offset somewhat by a significant increase in equity earnings.

Segment overview
----------------

Sales in the Communications segment decreased slightly due primarily to lower volume and prices in the optical fiber business. Volume growth in the domestic optical fiber and cable markets was more than offset by a decrease in international markets compared to record international volume in the first quarter of 1997. Prices declined significantly in both domestic and international fiber markets. Sales were also impacted by significant volume increases in the photonic technologies business and volume decreases in the information display business. Earnings decreased primarily due to reduced margins in the optical fiber business and lower earnings in the information display business, reflecting the impact of a scheduled glass furnace repair and the effect of weak Asian markets on several businesses.

Sales in the Specialty Materials segment increased slightly and earnings were flat in comparison to the same period last year as volume gains in the advanced material and science products businesses were offset by declines in the environmental products and other businesses.

Taxes on Income
---------------

Corning's effective tax rate for continuing operations was 32.5% for the first quarter of 1998 and 34.1% for the first quarter of 1997. The lower 1998 rate was due to a higher percentage of Corning's earnings resulting from consolidated entities with lower effective tax rates.

Equity in Earnings
------------------

Equity in earnings of associated companies increased significantly from $6.8 million in first quarter 1997 to $27.5 million in the first quarter 1998. The growth in equity earnings is primarily the result of strong performance and foreign currency exchange gains at Samsung Corning Company, Ltd. Decreased earnings from the optical fiber equity companies compared to the same period in 1997 were offset by the absence of costs incurred in 1997 associated with new equity ventures in the information display business.

Discontinued Operations
-----------------------

Corning incurred an after-tax loss of $0.6 million, or $0.01 per share, from discontinued operations in the first quarter 1998. Income from discontinued operations totaled $6.6 million, or $0.03 per share, in the first quarter 1997.

The decrease in operating performance in 1998 compared to 1997 is due primarily to weakness in historically higher margin Asian markets.

Liquidity and Capital Resources
-------------------------------

Corning's working capital decreased from $241.4 million at the end of 1997 to $205.2 million at March 31, 1998. The ratio of current assets to current liabilities was 1.2 at the end of the first quarter 1998 compared to 1.3 at year-end 1997. Corning's long term debt as a percentage of total capital was 36% at the end of the first quarter 1998 and year-end 1997.

Cash and short-term investments declined from year-end 1997 by $17.5 million, due to operating and investing activities which used cash of $8.3 million and $115.7 million, respectively, offset by financing activities which provided cash of $119.3 million. Net cash used in operating activities in the first quarter 1998 increased compared to the same period in 1997 primarily due to decreased earnings. Net cash used in investing activities increased in the first quarter 1998 over the same period in 1997 due to increased capital spending. Financing activities provided cash in the first quarter 1998 as net proceeds from the issuance of loans were higher than dividends paid and repayment of loans. Corning used cash in financing activities in the first quarter of 1997 as a result of dividend payments, repurchases of common stock and net repayment of loans. Net cash used in discontinued operations in the first quarter 1998 decreased over 1997.

As a result of changing market dynamics, primarily related to the weak Asian markets, Corning has reduced its capital spending plan from $750 million to $650-$700 million and is evaluating the timing of bringing additional capacity on line in certain businesses.

Corning announced on April 8, 1998 that it will reduce its headcount by offering a selective early retirement program and enhanced separation benefits to its employees in the second quarter. Spending related to this program will be primarily incurred in 1999.

Corning intends to use a portion of the proceeds received from the Consumer transaction in the second quarter to reduce short term borrowings.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995
--------------------------------------------

The statements in this Form 10-Q which are not historical facts or information are forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause the outcome to be materially different.
Such risks and uncertainties include, but are not limited to, global economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, costs reductions, availability and costs of critical materials, new product development and commercialization, manufacturing capacity, facility expansions and new plant start-up costs, the effect of regulatory and legal developments, capital resource and cash flow activities, capital spending, equity company activities, interest costs, divestiture activity, the rate of technology change, ability to enforce patents and other risks detailed in Corning's 1997 Form 10-K.

                           Part II - Other Information
                           ---------------------------
ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 15 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $23 million for its estimated liability for environmental cleanup and litigation at March 31, 1998.

Breast-implant Litigation.  Dow Corning Bankruptcy:  Dow Corning Bankruptcy:
On May 15, 1995, Dow Corning Corporation sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The effect of the bankruptcy is to stay the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions. On December 2, 1996, Dow Corning filed its first Plan of Reorganization in the bankruptcy case. On January 10, 1997, the Tort Claimants Committee and the Commercial Creditors Committee filed a joint motion to modify Dow Corning's exclusivity with respect to filing a plan of reorganization, requesting the right to file their own competing plan. The motion was denied by the Bankruptcy Court in May 1997. On August 25, 1997, Dow Corning filed its First Amended Plan of Reorganization in the bankruptcy case. After several days of hearings in November 1997 to consider the disclosure statement pertaining to the Plan, the Bankruptcy Court identified several potential issues with the Amended Plan and set February 17, 1998 as the date for Dow Corning to file further amendments. On February 17, 1998, Dow Corning filed its Second Amended Plan of Reorganization. The Tort Claimants have objected to certain portions of the disclosure statement, have opposed Dow Corning's Plan on a number of grounds, and have again requested the opportunity to push forward with an alternative reorganization plan. The Bankruptcy Court held hearings on several days between April 6 and May 1, 1998 to consider the opposing arguments on these matters. The Bankruptcy Court announced that rulings will be withheld for approximately thirty days to determine whether the parties are able to develop a consensual plan.

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

In related developments, a Panel of Scientific Experts appointed by Judge Pointer in the coordinated federal implant cases in the Northern District of Alabama will also be asked to address certain questions pertinent to the disease causation issues in the cases against Dow Corning or its shareholders. The Panel has held hearings in 1997 and is expected to issue its report in Summer 1998. In April 1997, Dow Corning filed in the Bankruptcy Court an omnibus objection to all claims in the bankruptcy to the extent based on the alleged causation of disease by silicones. Dow Corning also filed a motion for summary judgment that asserts that the disease claims are not supported by any admissible scientific evidence of disease causation. The Michigan Federal Court has set a schedule for considering the objection and the related motion after the Panel of Scientific Experts issues its report.

The Bankruptcy Court and the Michigan Federal Court have appointed a special master, Francis McGovern, to facilitate discussions between Dow Corning and interested creditor groups. These discussions are continuing. If these discussions do not produce a consensual plan of reorganization, the Bankruptcy Court will decide whether Dow Corning may proceed to obtain a vote of creditors on its Second Amended Plan of Reorganization, whether Dow Corning may retain the exclusive right to advance its Plan, whether further revisions are required to the Plan or the disclosure statement, and whether the Tort Claimants or other parties may submit an alternative plan of reorganization. These rulings may be issued in June, 1998, depending upon the progress of the discussions with Special Master McGovern. It is not possible to predict the precise timing or outcome of these pending rulings.

Implant Tort Lawsuits: As a result of its success in obtaining summary judgment in the federal coordinating court, and through similar motions in state courts, and through the transfer orders mentioned above, Corning has substantially limited the number of breast implant cases pending against it. From 1991 through February 1, 1998, Corning had been named in approximately 11,470 state and federal tort lawsuits, some of which were filed as class actions or on behalf of multiple claimants. In 1992, the federal breast implant cases were coordinated for pretrial purposes in the United States District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In 1993, Corning obtained an interlocutory order of summary judgment, which was made final in April 1995, thereby dismissing Corning from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. The District Court thereafter entered orders in May and June 1997 directing that Corning be dismissed from each case pending in or later transferred to that Court. That order dismissing Corning encompassed hundreds of state court cases that were removed to federal court and transferred to the Northern District of Alabama after Dow Corning filed for bankruptcy protection. In state court litigation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. On July 30, 1997, the judgment in California became final when the Supreme Court of California dismissed further review as improvidently granted as to Corning. In Louisiana, Corning was awarded summary judgment dismissing all claims by plaintiffs and a cross-claim by Dow Chemical on February 21, 1997. On February 11, 1998, this judgment was vacated as premature by the intermediate appeals court in Louisiana. Corning is seeking further appellate review of that ruling. In the Michigan Federal Court, Corning is named as a defendant in approximately 60 pending cases (including some cases with multiple claimants), but Corning is not named as a defendant in the Master Complaint, which contains claims against Dow Chemical only. Corning has moved for summary judgment in the Michigan Federal Court to dismiss these remaining cases by plaintiffs as well as the third party complaint and all cross-claims by Dow Chemical. Plaintiffs have taken no position on that Corning motion. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998 but has not yet ruled.

In March 1998, Dow Chemical served a third party complaint against Corning in a class action previously filed in the Michigan Federal Court. Corning has answered the complaint and denied the allegations.

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

     (b)  Reports on Form 8-K

          A report on Form 8-K dated April 13, 1998 in connection with the sale of the consumer housewares business.


Other items under Part II are not applicable.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CORNING INCORPORATED
                                        --------------------
                                            (Registrant)





    May 8, 1998                        /s/ ROGER G. ACKERMAN
 ----------------                     -----------------------
       Date                              Roger G. Ackerman
                                Chairman and Chief Executive Officer





    May 8, 1998                         /s/ JAMES B. FLAWS
-----------------                      --------------------
       Date                               James B. Flaws
                               Senior Vice President, Treasurer and
                                      Chief Financial Officer





    May 8, 1998                       /s/ KATHERINE A. ASBECK
-----------------                    -------------------------
       Date                             Katherine A. Asbeck
                                   Vice President and Controller

                              CORNING INCORPORATED
                              --------------------

                                  EXHIBIT INDEX
                                  -------------

                     This exhibit is numbered in accordance
               with Exhibit Table I of item 601 of Regulation S-K


                                                       Page number
                                                       in manually
      Exhibit #                Description           signed original
      ---------                -----------           ----------------

          12             Computation of ratio of
                       earnings to combined fixed
                     charges and preferred dividends        17