Form 10-K/A
period 1997-12-31
CORNING INC /NY
filed 1998-07-08
CIK 24741

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13, OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                              CORNING INCORPORATED

                                 AMENDMENT NO. 1

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as set forth below and in the pages attached hereto:

                                     PART IV

ITEM 14 AND EXHIBIT #27

      The information contained in Item 14 and Exhibit #27 attached hereto is hereby substituted for the information contained in Item 14 and Exhibit #27 previously filed as part of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The information contained in Item 14 and Exhibit #27 reflects the divestiture of the consumer housewares business, which is reported as a discontinued operation.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CORNING INCORPORATED

                                           By: /s/ KATHERINE A. ASBECK
                                               -----------------------
                                                   Katherine A. Asbeck
                                                   Vice President and Controller

DATE:  July 6, 1998

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)   Documents filed as part of this report:

      1. Index to financial statements and financial statement schedules, filed as part of this report:


                                                                           Page
            Report of Independent Accountants                                3

            Consolidated Statements of Income                                4

            Consolidated Balance Sheets                                      5

            Consolidated Statements of Cash Flows                            6

            Notes to Consolidated Financial Statements                      7-29

            Financial Statement Schedule:
                  II    Valuation Accounts and Reserves                      30

      2. Supplementary Data:
            Quarterly Operating Results and Related Market Data              31
            Five Years in Review - Historical Comparison                   32-33

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

      #3(ii)By-laws of Corning Incorporated as amended to and effective as of April 25, 1996.

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

      #12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

      #21   Subsidiaries of the Registrant at December 31, 1997

      #23   Consent of Independent Accountants

      #24   Powers of Attorney

      #27   Financial Data Schedule

(d)   Dow Corning Corporation:

                                                                           Page
      Report of Independent Accountants                                     34

      Consolidated Balance Sheets                                          35-36

      Consolidated Statements of Operations and Retained Earnings           37

      Consolidated Statements of Cash Flow                                  38

      Notes to Consolidated Financial Statements                           39-66

      Financial statements of unconsolidated subsidiary companies and associated companies accounted for under the equity method, other than Dow Corning Corporation, have been omitted. Summary financial information on Corning's equity-basis companies is presented in Note 5 (Investments) of the Notes to Consolidated Financial Statements appearing on pages 12 and 13.

REPORT OF INDEPENDENT ACCOUNTANTS

PricewaterhouseCoopers LLP

To the Board of Directors and Stockholders of Corning Incorporated

In our opinion, the consolidated financial statements appearing on pages 4 through 29 of this Form 10-K/A present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York, New York  10036
January 28, 1998, except for the first paragraph of Note 1, as to which the date is June 30, 1998


CONSOLIDATED STATEMENTS OF INCOME            Corning Incorporated and Subsidiary Companies
-----------------------------------------------------------------------------------------

                                                            Year Ended December 31,
-----------------------------------------------------------------------------------------
(In millions, except per share amounts)                    1997      1996      1995
-----------------------------------------------------------------------------------------

Revenues
  Net sales                                              $3,516.8  $3,024.0  $2,644.7
  Royalty, interest and dividend income                      37.5      29.7      26.7
-----------------------------------------------------------------------------------------
                                                          3,554.3   3,053.7   2,671.4
-----------------------------------------------------------------------------------------

Deductions
  Cost of sales                                           2,042.3   1,830.1   1,608.7
  Selling, general and administrative expenses              541.6     499.4     404.1
  Research and development expenses                         250.3     189.2     172.2
  Provision for restructuring                                                    26.5
  Interest expense, net                                      72.0      57.2      56.6
  Other, net                                                 18.9      22.0      13.9
-----------------------------------------------------------------------------------------

Income from continuing operations before taxes on income    629.2     455.8     389.4
Taxes on income from continuing operations                  209.5     151.4     107.3
-----------------------------------------------------------------------------------------

Income from continuing operations before minority interest
  and equity earnings                                       419.7     304.4     282.1
Minority interest in earnings of subsidiaries               (76.3)    (52.5)    (64.3)
Dividends on convertible preferred securities of subsidiary (13.7)    (13.7)    (13.7)
Equity in earnings (losses) of associated companies:
  Other than Dow Corning Corporation                         79.2      85.1      66.6
  Dow Corning Corporation                                                      (348.0)
-----------------------------------------------------------------------------------------

Income (loss) from continuing operations                    408.9     323.3      77.3)
Income (loss) from discontinued operations,
  net of income taxes
  Life science businesses                                            (167.3)     20.7
  Consumer housewares business                               30.9      19.6       5.8
-----------------------------------------------------------------------------------------

Net Income (Loss)                                        $  439.8  $  175.6  $  (50.8)
-----------------------------------------------------------------------------------------

Basic Earnings Per Share
  Continuing operations                                  $    1.79 $    1.42 $   (0.35)
  Discontinued operations                                     0.13     (0.66)     0.12
-----------------------------------------------------------------------------------------
Net Income (Loss)                                        $    1.92 $    0.76 $   (0.23)
-----------------------------------------------------------------------------------------

Diluted Earnings Per Share
  Continuing operations                                  $    1.72 $    1.40 $   (0.35)
  Discontinued operations                                     0.13     (0.62)     0.12
-----------------------------------------------------------------------------------------
Net Income (Loss)                                        $    1.85 $    0.78 $   (0.23)
-----------------------------------------------------------------------------------------

Shares Used In Computing Earnings Per Share
  Basic earnings per share                                  228.1     227.1     226.6
  Diluted earnings per share                                245.4     239.5     226.6

See Notes to Consolidated Financial Statements beginning on page 7.

CONSOLIDATED BALANCE SHEETS                          Corning Incorporated and Subsidiary Companies
--------------------------------------------------------------------------------------------------

                                                                            December 31,
--------------------------------------------------------------------------------------------------
(In millions, except share amounts)                                    1997                1996
--------------------------------------------------------------------------------------------------

Assets

Current Assets
  Cash                                                                $   61.0       $   43.8
  Short-term investments, at cost, which approximates market value        36.0          171.3
  Accounts receivable, net of doubtful accounts and
   allowances - $10.7/1997; $14.2/1996                                   559.7          485.9
  Inventories                                                            428.3          364.5
  Deferred taxes on income and other current assets                      114.1          111.9
--------------------------------------------------------------------------------------------------

  Total current assets                                                 1,199.1        1,177.4
--------------------------------------------------------------------------------------------------

Investments
  Associated companies, at equity                                        292.9          313.8
  Others, at cost                                                         17.1           23.4
Plant and Equipment, at Cost, Net of Accumulated Depreciation          2,267.9        1,808.6
Goodwill and Other Intangible Assets,
  Net of Accumulated Amortization - $51.5/1997; $35.0/1996               294.2          259.9
Other Assets                                                             263.1          236.3
Net Assets of Discontinued Operations                                    357.6          364.0
--------------------------------------------------------------------------------------------------

Total Assets                                                          $4,691.9       $4,183.4
--------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities
  Loans payable                                                       $  213.0       $   53.5
  Accounts payable                                                       300.0          247.3
  Other accrued liabilities                                              444.7          431.4
--------------------------------------------------------------------------------------------------

  Total current liabilities                                              957.7          732.2
--------------------------------------------------------------------------------------------------

Other Liabilities                                                        627.5          597.8
Loans Payable Beyond One Year                                          1,125.8        1,195.1
Minority Interest in Subsidiary Companies                                349.3          309.9
Convertible Preferred Securities of Subsidiary                           365.3          365.1
Convertible Preferred Stock                                               19.8           22.2
Common Stockholders' Equity
  Common stock, including excess over par value
    and other capital - par value $0.50 per share;
    Shares authorized: 500 million;
    Shares issued: 264.3 million/1997; 261.0 million/1996                707.2          566.0
  Retained earnings                                                    1,296.0        1,024.0
  Less cost of 32.7 million/1997 and 32.3 million/1996
    shares of common stock in treasury                                  (724.5         (672.5)
  Cumulative translation adjustment                                      (32.2           43.6
--------------------------------------------------------------------------------------------------

  Total common stockholders' equity                                    1,246.5          961.1
--------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                            $4,691.9       $4,183.4
--------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements beginning on page 7.

 CONSOLIDATED STATEMENTS OF CASH FLOWS                                        Corning Incorporated and Subsidiary Companies
---------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                      1997            1996              1995
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income (loss)                                                             $439.8           $175.6            $(50.8)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities of continuing operations:
      (Income) loss from discontinued operations                                  (30.9)           147.7             (26.5)
      Depreciation and amortization                                               285.9            252.3             221.1
      Equity in earnings of associated companies, other than Dow
        Corning Corporation, less than (in excess of) dividends received          (13.9)             2.9               7.8
      Equity in losses of Dow Corning Corporation                                                                    348.0
      Minority interest in earnings of subsidiaries
        in excess of dividends paid                                                40.8             18.8              25.1
      (Gains) losses on disposition of properties and investments                  (6.2)             5.1              11.0
      Provision for restructuring, net of cash spent                                                                  25.4
      Deferred tax provision (benefit)                                            (10.3)            17.7             (14.1)
      Other                                                                        39.0              4.4              15.6
   Changes in operating assets and liabilities:
      Accounts receivable                                                         (69.9)           (92.1)              5.8
      Inventories                                                                 (69.5)           (64.5)            (46.0)
      Deferred taxes and other current assets                                      (8.4)           (21.1)              4.1
      Accounts payable and other current liabilities                               57.7             74.3               7.9
---------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities of Continuing Operations                654.1            521.1             534.4
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Additions to plant and equipment                                              (745.6)          (560.2)           (337.1)
   Acquisitions of businesses, net                                                (32.0)           (15.1)             (3.1)
   Net proceeds from disposition of properties and investments                     56.2             35.9              18.3
   Proceeds from Distributions of subsidiaries                                                     650.0
   Net increase in long-term investments                                           (8.8)           (12.7)            (28.1)
   Other, net                                                                      16.8             19.7              (5.0)
---------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing Activities of Continuing Operations     (713.4)           117.6            (355.0)
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Proceeds from issuance of loans                                                129.8            415.4             167.9
   Repayment of loans                                                             (33.0)          (205.0)            (85.7)
   Repayment of loans with proceeds from Distributions of subsidiaries                            (450.0)
   Increase in minority interest due to capital contributions                                        8.6
   Proceeds from issuance of common stock                                          37.2             43.4              24.3
   Repurchases of common stock                                                    (50.1)           (83.9)            (33.1)
   Payment of dividends                                                          (167.8)          (167.2)           (167.2)
---------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Financing Activities of Continuing Operations                    (83.9)          (438.7)            (93.8)
---------------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                    3.1             (2.2)              1.2
---------------------------------------------------------------------------------------------------------------------------
Effect of accounting calendar change on cash                                                       (17.5)
---------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) discontinued operations                                 22.0           (141.9)            (41.3)
---------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                          (118.1)            38.4              45.5
Cash and cash equivalents at beginning of year                                    215.1            176.7             131.2
---------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Year                                        $  97.0           $215.1            $176.7
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements beginning on page 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Corning Incorporated and Subsidiary Companies
(Dollars in millions, except share and per-share amounts)
-------------------------------------------------------------------------------


1. Summary of Significant Accounting Policies

Principles of Consolidation

On April 1, 1998, Corning completed the recapitalization and sale of a controlling interest in its consumer housewares business. As a result of the sale, Corning's consolidated financial statements and notes to consolidated financial statements report the consumer housewares business as a discontinued operation.

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

Inventories

Inventories are stated at the lower of cost or market. Approximately 57% and 62% of Corning's inventories at December 31, 1997, and 1996, respectively, are valued using the first-in, first-out (FIFO) method. The last-in, first-out
(LIFO) method is used to value the remaining inventories, which are principally at consolidated subsidiaries.

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

A reconciliation of the basic and diluted earnings per share from continuing operations computations for 1997 and 1996 are as follows:

                                                                 For the years ended December 31,
                                            -----------------------------------------------------------------------------
                                                       1997                                          1996
                                            ------------------------------------       ----------------------------------
                                                          Weighted-                                 Weighted-
                                                            Average                                   Average
                                                             Shares     Per Share                      Shares   Per Share
                                              Income   (in millions)      Amount       Income    (in millions)     Amount
                                              ------   -------------      ------       ------    -------------     ------

Net income from continuing operations        $408.9              -             -       $323.3             -             -
Less:  Preferred stock dividends               (1.6)             -             -         (1.9)            -             -
                                            ------------------------------------       ----------------------------------

Basic Earnings per Share                      407.3          228.1         $1.79        321.4         227.1         $1.42
                                                                           =====                                    =====
Effect of Dilutive Securities
Options                                           -            4.8             -            -           2.8             -
Convertible monthly income
   preferred securities                        13.7           11.5             -         13.7           9.6             -
Convertible preferred stock                     1.6            1.0             -            -             -             -
                                            ------------------------------------       ----------------------------------

Diluted Earnings per Share                   $422.6          245.4         $1.72       $335.1         239.5         $1.40
                                             ===================================       ==================================

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

4.  Information by Industry Segment

Corning is a diversified, global, technology-based corporation which operates in two broadly-based business industry segments: Communications and Specialty Materials.

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

Sales and income from the Steuben Crystal and Serengeti Eyewear business (prior to its divestiture in February, 1997), are included in Other. These businesses were included in the Consumer Products segment in previous presentations.

Many of Corning's administrative and staff functions are performed on a centralized basis. Corning charges these expenses to operating segments based on the extent to which each business uses a centralized function.

Certain staff functions and certain research and development expenses which benefit all businesses or relate to future technologies are included in Other, along with net assets from discontinued operations.

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

                                   Commun-    Specialty
Operations                        ications    Materials   Other    Total
--------------------------------------------------------------------------------

Revenues:
   1997                          $2,465.9   $1,022.7  $   65.7   $3,554.3
   1996                           1,969.4      996.4      87.9    3,053.7
   1995                           1,711.7      871.9      87.8    2,671.4

Income (loss) from continuing
operations before taxes:
   1997                          $  684.3   $  237.1  $ (292.2)  $  629.2
   1996                             528.5      195.8    (268.5)     455.8
   1995 (1)                         434.9      174.7    (220.2)     389.4


Assets
--------------------------------------------------------------------------------

Operating assets:
   1997                          $2,436.7   $  787.0  $1,175.3   $4,399.0
   1996                           1,967.2      740.9   1,161.5    3,869.6
   1995                           1,484.1      706.3   2,803.1    4,993.5

Capital expenditures:
   1997                          $  434.9   $  102.6  $  208.1   $  745.6
   1996                             364.7       67.8     127.7      560.2
   1995                             180.7       96.3      60.1      337.1

Depreciation and amortization:
   1997                          $  167.5   $   68.3  $   50.1   $  285.9
   1996                             141.0       65.0      46.3      252.3
   1995                             121.4       60.5      39.2      221.1

Equity Investments Other Than Dow Corning
--------------------------------------------------------------------------------

Investment in associated companies, at equity:
   1997                          $  195.1   $   35.6  $   62.2   $  292.9
   1996                             216.1       27.6      70.1      313.8
   1995                             195.8       60.2      85.0      341.0

Equity company sales:
   1997                          $1,350.3   $  210.5  $  247.3   $1,808.1
   1996                           1,120.4      182.5     290.4    1,593.3
   1995                             982.2      290.8     318.3    1,591.3

Equity company net income:
   1997                          $  114.4   $   44.8  $   18.5   $  177.7
   1996                             158.5       23.8      26.0      208.3
   1995                             101.6        5.6      26.9      134.1

Corning's share of net income:
   1997                          $   57.9   $   13.1  $    8.2   $   79.2
   1996                              67.5        8.8       8.8       85.1
   1995                              47.4        6.4      12.8       66.6

(1)The 1995 restructuring charge totaling $26.5 million was included in income from continuing operations before taxes of Communications ($9.3 million), Specialty Materials ($6.6 million) and Other, including R&D ($10.6 million).

5.   Investments

Investments Other Than Dow Corning Corporation

Samsung-Corning Company Ltd., a 50% owned South Korea-based manufacturer of glass panels and funnels for cathode-ray tubes, represented $134.1 million and $150.3 million of Corning's investments accounted for by the equity method at year end 1997 and 1996, respectively.

The financial position and results of operations of Samsung-Corning and Corning's other equity companies are summarized as follows:

                                                      1997                       1996                      1995
------------------------------------------------------------------------------------------------------------------------------
                                          Samsung-        Total      Samsung-        Total      Samsung-        Total
                                           Corning       Equity       Corning       Equity       Corning       Equity
                                          Co. Ltd.    Companies      Co. Ltd.    Companies      Co. Ltd.    Companies
--------------------------------------------------------------------------------------------------------------------------------

Net sales                               $   997.4   $  1,808.1     $   794.9    $  1,593.3     $   713.4   $  1,591.3
Gross profit                                265.8        637.9         192.8         554.7         152.8        491.6
Net income                                   63.6        177.7          54.6         208.3          43.1        134.1
--------------------------------------------------------------------------------------------------------------------------------

Corning's equity in net income (1)      $    31.1   $     79.2     $    26.4    $     85.1     $    19.6   $     66.7
--------------------------------------------------------------------------------------------------------------------------------

Current assets                          $   371.9   $    775.4     $   328.1    $    661.3     $   290.5   $    673.5
Non-current assets                          934.4      1,311.9       1,415.0       1,826.3         978.1      1,336.5
--------------------------------------------------------------------------------------------------------------------------------

Current liabilities                     $   291.0   $    537.0     $   446.3    $    647.6     $   351.5   $    543.9
Non-current liabilities                     717.1        884.5         979.1       1,132.8         618.2        805.7
--------------------------------------------------------------------------------------------------------------------------------

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

The financial position and results of operations of Dow Corning are summarized as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                         1997         1996        1995
----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                           $  2,643.5   $  2,532.3  $  2,492.9
Gross profit                                                                             847.6        858.3       828.5
Net income (loss)                                                                        237.6        221.7       (30.6)
----------------------------------------------------------------------------------------------------------------------------------

Corning's equity in net loss (1)                                                            -            -   $   (348.0)(2)
----------------------------------------------------------------------------------------------------------------------------------

Current assets                                                                      $  1,378.8   $  1,524.7  $  1,835.7
Non-current assets                                                                     3,939.9      3,589.4     3,122.7
----------------------------------------------------------------------------------------------------------------------------------

Current liabilities                                                                 $    489.8   $    480.5  $    459.5
Non-current liabilities                                                                  383.5        343.2       347.9
Liabilities subject to compromise (3)                                                  3,419.1      3,452.1     3,504.1
----------------------------------------------------------------------------------------------------------------------------------

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

The funded status of Corning's pension plans as of year end is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                         1997                     1996
----------------------------------------------------------------------------------------------------------------------------------

Vested benefits                                                                     $  1,076.8                $  1,043.2
Non-vested benefits                                                                       96.2                      95.3
----------------------------------------------------------------------------------------------------------------------------------

Accumulated benefit obligation                                                      $  1,173.0                $  1,138.5
----------------------------------------------------------------------------------------------------------------------------------

Current fair market value of plan assets                                            $  1,443.4                $  1,332.2
Present value of projected benefit obligation                                          1,246.0                   1,213.8
----------------------------------------------------------------------------------------------------------------------------------

Plan assets in excess of projected benefit obligation                                    197.4                     118.4
Unrecognized prior service cost                                                          121.4                     133.5
Unrecognized transition gain                                                             (10.0)                    (10.7)
Unrecognized net losses from changes in actuarial assumptions                             85.6                      70.9
Other unrecognized net experience gains                                                 (288.9)                   (210.4)
----------------------------------------------------------------------------------------------------------------------------------

Recorded pension asset                                                              $    105.5                $    101.7
----------------------------------------------------------------------------------------------------------------------------------

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

The components of pension expense for Corning's defined benefit pension plans are as follows:


------------------------------------------------------------------------------------------------------
                                                              1997         1996        1995
------------------------------------------------------------------------------------------------------

Present value of benefits earned during the year          $   19.2     $   17.4     $   14.0
Interest cost on projected benefit obligation                 88.1         84.2         83.8
Actual return on plan assets                                (183.3)      (179.6)      (223.1)
Net amortization and deferral                                 90.4         91.2        132.6
------------------------------------------------------------------------------------------------------

Net pension expense for the year                          $   14.4     $   13.2     $    7.3
------------------------------------------------------------------------------------------------------

Measurement of pension expense is based on assumptions used to value the pension liability at the beginning of the year. Total consolidated pension expense, including defined contribution pension plans, was $44.9 million in 1997, $41.7 million in 1996 and $36.6 million in 1995.

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

Corning's accrued postretirement liability as of year end was comprised of the following:

------------------------------------------------------------------------------------------------------
                                                              1997                     1996
------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                                   $356.6                    $353.4
  Fully eligible active plan participants                      56.0                      58.1
  Other active plan participants                              108.1                     109.6
------------------------------------------------------------------------------------------------------

                                                              520.7                     521.1
------------------------------------------------------------------------------------------------------

Unrecognized gain from plan amendments                         10.9                      11.7
Other unrecognized net experience gains                        33.2                      34.3
------------------------------------------------------------------------------------------------------

Total postretirement liability                                564.8                     567.1
Less current portion                                           31.0                      30.9
------------------------------------------------------------------------------------------------------

Accrued postretirement liability                             $533.9                    $536.2
------------------------------------------------------------------------------------------------------

Corning has not funded these obligations.


The components of net periodic postretirement benefit expense are as follows:



--------------------------------------------------------------------------------------------------------
                                                                1997         1996        1995
--------------------------------------------------------------------------------------------------------

Present value of benefits earned during the year             $   8.4      $   8.5       $  7.8
Interest cost on the accumulated postretirement
  benefit obligation                                            37.0         37.0         39.2
Net amortization                                                (1.8)        (1.2)        (1.5)
--------------------------------------------------------------------------------------------------------

Postretirement benefit expense                               $  43.6      $  44.3       $ 45.5
--------------------------------------------------------------------------------------------------------

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement liability at the beginning of the year.

7.   Taxes on Income

-------------------------------------------------------------------------------------------------------------------------------
                                                                                           1997            1996          1995
-------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before taxes on income:

U.S. companies                                                                           $ 545.1        $ 381.7       $ 321.6
Non-U.S. companies                                                                          84.1           74.1          67.8
-----------------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                                            $ 629.2        $ 455.8       $ 389.4
-----------------------------------------------------------------------------------------------------------------------------

Taxes on income from continuing operations                                               $ 209.5        $ 151.4       $ 107.3
------------------------------------------------------------------------------------------------------------------------------

Effective tax rate reconciliation:

Statutory U.S. tax rate                                                                     35.0%          35.0%         35.0%
State taxes, net of federal benefit                                                          1.6            1.3           1.0
Foreign and other tax credits                                                               (0.6)          (0.5)         (2.1)
Lower taxes on subsidiary earnings                                                          (2.7)          (2.6)         (6.5)
Other                                                                                                                     0.2
------------------------------------------------------------------------------------------------------------------------------

Effective tax rate                                                                          33.3%          33.2%         27.6%
------------------------------------------------------------------------------------------------------------------------------

Components of net tax expense:

Taxes on income from continuing operations                                               $ 209.5        $ 151.4       $ 107.3
Taxes on equity in earnings                                                                 13.8           15.1          11.9
Tax benefits included in common stockholders' equity                                       (18.8)         (17.0)        (11.5)
------------------------------------------------------------------------------------------------------------------------------

Net tax expense before discontinued operations                                             204.5          149.5         107.7
Income tax expense from discontinued operations                                             17.7           19.6          43.2
-----------------------------------------------------------------------------------------------------------------------------

Net tax expense                                                                          $ 222.2        $ 169.1       $ 150.9
------------------------------------------------------------------------------------------------------------------------------

Current and deferred tax expense (benefit) before discontinued operations:
Current:

    U.S.                                                                                 $ 139.1        $  64.1       $  54.1
   State and municipal                                                                      20.1           11.0          15.6
   Foreign                                                                                  55.6           49.3          41.3

Deferred:

   U.S.                                                                                    (11.2)          14.3           1.9
   State and municipal                                                                      (4.2)           6.9          (3.4)
   Foreign                                                                                   5.1            3.9          (1.8)
------------------------------------------------------------------------------------------------------------------------------

Net tax expense before discontinued operations                                           $ 204.5        $ 149.5       $ 107.7
------------------------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities as of year end are comprised of the following:

-----------------------------------------------------------------------------------------------------------------
                                                                                1997                        1996
-----------------------------------------------------------------------------------------------------------------

       Postretirement medical and life benefits                              $  230.1                     $ 226.3
       Other employee benefits                                                   49.0                        35.3
       Other accrued liabilities                                                 11.5                        10.4
       Loss and tax credit carryforwards                                         44.5                        25.7
       Other                                                                     36.3                        31.4
-----------------------------------------------------------------------------------------------------------------

       Gross deferred tax assets                                                371.4                       329.1
       Deferred tax assets valuation allowance                                  (22.0)                      (12.5)
------------------------------------------------------------------------------------------------------------------

       Deferred tax assets                                                      349.4                       316.6
-----------------------------------------------------------------------------------------------------------------

       Fixed assets                                                            (107.3)                      (95.3)
       Pensions                                                                 (40.5)                      (41.4)
       Other                                                                    (20.9)                       (8.3)
------------------------------------------------------------------------------------------------------------------

       Deferred tax liabilities                                                (168.7)                     (145.0)
------------------------------------------------------------------------------------------------------------------

       Net deferred tax assets                                               $  180.7                     $ 171.6
------------------------------------------------------------------------------------------------------------------


The net change in the total valuation allowance for the years ended December 31, 1997, and 1996, was an increase of $9.5 million and a decrease of $4.7 million, respectively.

Corning currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent they are currently taxable or expected to be remitted. Taxes have not been provided on $395.6 million of accumulated foreign unremitted earnings which are expected to remain invested indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, if these earnings were remitted, income taxes payable would be provided at a rate which is significantly lower than the effective tax rate.

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

Total payments for taxes on income were $209.4 million, $120.1 million and $103.8 million during 1997, 1996 and 1995, respectively. Deferred income tax benefits totaling $67.4 million and $61.0 million were included in other current assets at year end 1997 and 1996, respectively. At December 31, 1997, Corning had tax benefits attributable to loss carryforwards and credits aggregating $44.5 million that expire at various dates through 2012.

8.   Supplemental Income Statement Data

-----------------------------------------------------------------------------------------------------
                                                                1997            1996           1995
-----------------------------------------------------------------------------------------------------

Depreciation expense                                          $ 265.4        $  235.4        $ 194.3
Amortization of goodwill and other intangible assets             20.5            16.9           26.8
----------------------------------------------------------------------------------------------------

Depreciation and amortization expense                         $ 285.9        $  252.3        $ 221.1
----------------------------------------------------------------------------------------------------

Rental expense                                                $  47.6        $   36.5        $  40.0
----------------------------------------------------------------------------------------------------

Interest expense incurred                                     $  96.7        $   73.6        $  65.4
Interest capitalized                                            (24.7)          (16.4)          (8.8)
-----------------------------------------------------------------------------------------------------

Interest expense, net                                         $  72.0        $   57.2        $  56.6
----------------------------------------------------------------------------------------------------

Interest paid                                                 $ 111.1        $  113.6        $ 111.6
----------------------------------------------------------------------------------------------------

Consolidated interest expense allocated to discontinued operations totaled $13.0 million, $63.5 million and $61.2 million in 1997, 1996 and 1995, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.

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

10.  Supplemental Balance Sheet Data

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1997                     1996
----------------------------------------------------------------------------------------------------------------------------------
Inventories
   Finished goods                                                                    $    193.5                $    153.0
   Work in process                                                                        107.3                      97.1
   Raw materials and accessories                                                           84.3                      91.8
   Supplies and packing materials                                                          64.0                      50.0
----------------------------------------------------------------------------------------------------------------------------------
   Total inventories valued at current cost                                               449.1                     391.9
   Reduction to LIFO valuation                                                            (20.8)                    (27.4)
----------------------------------------------------------------------------------------------------------------------------------
   Inventories                                                                       $    428.3                $    364.5
----------------------------------------------------------------------------------------------------------------------------------

Plant and Equipment
   Land                                                                              $     51.4                $     51.7
   Buildings                                                                              842.6                     738.7
   Equipment                                                                            3,107.2                   2,559.3
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        4,001.2                   3,349.7
   Accumulated depreciation                                                            (1,733.3)                 (1,541.1)
----------------------------------------------------------------------------------------------------------------------------------
   Plant and equipment, net                                                          $  2,267.9                $  1,808.6
----------------------------------------------------------------------------------------------------------------------------------

Other Accrued Liabilities
   Taxes on income                                                                   $    112.9                $     95.0
   Wages and employee benefits                                                            180.0                     174.4
   Other liabilities                                                                      151.8                     162.0
----------------------------------------------------------------------------------------------------------------------------------
   Other accrued liabilities                                                         $    444.7                $    431.4
----------------------------------------------------------------------------------------------------------------------------------

                                       18

11.  Loans Payable

----------------------------------------------------------------------------------------------------------------------------------

                                                                                               1997                  1996
----------------------------------------------------------------------------------------------------------------------------------

Loans Payable
    Current maturities of loans payable beyond one year                                     $    45.8             $    51.5
    Other short-term borrowings                                                                 167.2                   2.0
----------------------------------------------------------------------------------------------------------------------------------

                                                                                            $   213.0             $    53.5
----------------------------------------------------------------------------------------------------------------------------------

Loans Payable Beyond One Year
    Notes, 7.78%, due 1998                                                                  $     6.9             $    13.3
    Notes, 8.75%, due 1999                                                                       99.9                  99.9
    Series A senior notes, 7.99%, due 1999                                                       24.0                  36.0
    Series B senior notes, 8.4%, due 2002                                                        35.7                  42.9
    Debentures, 8.25%, due 2002                                                                  75.0                  75.0
    Debentures, 6%, due 2003                                                                     99.5                  99.5
    Debentures, 7% due 2007, net of unamortized discount of $39.3 million                        60.7                  58.8
    Notes, 6.73%, due 2008                                                                       40.0                  40.0
    Notes, 6.83%, due 2009                                                                       30.0                  30.0
    Debentures, 6.75%, due 2013                                                                  99.5                  99.5
    Debentures, 8.875%, due 2016                                                                 74.5                  74.5
    Debentures, 8.875%, due 2021                                                                 74.9                  74.9
    Debentures, 7.625%, putable in 2004, due 2024                                                99.7                  99.7
    Medium-term notes, average rate 7.8%, due through 2025                                      265.0                 265.0
    Other, average rate 5.020%, due through 2031                                                 86.3                 137.6
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                              1,171.6               1,246.6
    Less current maturities                                                                      45.8                  51.5
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                            $ 1,125.8             $ 1,195.1
-----------------------------------------------------------------------------------------------------------------------------------

At December 31, 1997 and 1996, the weighted-average interest rate on short-term borrowings was 6.6%.

At December 31, 1997, loans payable beyond one year become payable:

----------------------------------------------------------------------------------------

    1999            2000               2001             2002            2003-2031
----------------------------------------------------------------------------------------

   $134.1            $31.0             $43.0            $93.5             $824.2
----------------------------------------------------------------------------------------


Based on borrowing rates currently available to Corning for loans with similar terms and maturities, the fair value of loans payable beyond one year was $1.4 billion at year end 1997.

Unused bank revolving credit agreements in effect at December 31, 1997 provide for Corning to borrow up to $799 million. The revolving credit agreements provide for borrowing of U.S. dollars and Eurocurrency at various rates. Corning also has the ability to issue up to $375 million of medium and long-term debt through public offerings under existing shelf-registration statements filed with the Securities and Exchange Commission.

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

14.  Common Stockholders' Equity

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1997        1996         1995
----------------------------------------------------------------------------------------------------------------------------------

Common stock at par value:
   Balance at beginning of year                                                      $    130.5  $    129.3   $    127.9
   Shares issued                                                                            1.7         1.2          1.4
----------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                               $    132.2  $    130.5   $    129.3
----------------------------------------------------------------------------------------------------------------------------------

Capital in excess of par value:
   Balance at beginning of year                                                      $    562.3  $  1,116.7   $  1,042.9
   Shares issued                                                                          130.6        99.1         73.8
   Distributions of subsidiaries                                                             -       (653.5)          -
----------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                               $    692.9  $    562.3   $  1,116.7
----------------------------------------------------------------------------------------------------------------------------------

Unearned compensation:
   Balance at beginning of year                                                      $   (126.8) $   (133.0)  $   (139.4)
   Corning Stock Ownership Trust                                                           14.5       (19.7)         4.6
   Distributions of subsidiaries                                                             -          4.5           -
   Other, net                                                                              (5.6)       21.4          1.8
----------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                               $   (117.9) $   (126.8)  $   (133.0)
----------------------------------------------------------------------------------------------------------------------------------

Retained earnings:
   Balance at beginning of year                                                      $  1,024.0  $  1,496.5   $  1,714.5
   Net income (loss)                                                                      439.8       175.6        (50.8)
   Dividends declared ($0.72 per share in all years)                                     (167.8)     (167.2)      (167.2)
   Distributions of subsidiaries                                                             -       (473.2)          -
   Change in accounting calendar                                                             -         (7.7)          -
----------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                               $  1,296.0  $  1,024.0   $  1,496.5
----------------------------------------------------------------------------------------------------------------------------------

Treasury stock:
   Balance at beginning of year                                                      $   (672.5) $   (563.0)  $   (523.7)
   Repurchases of shares                                                                  (50.1)      (86.3)       (34.8)
   Termination of Equity Purchase Plan                                                       -        (14.5)          -
   Other, net                                                                              (1.9)       (8.7)        (4.5)
----------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                               $   (724.5) $   (672.5)  $   (563.0)
----------------------------------------------------------------------------------------------------------------------------------

Cumulative translation adjustment:
   Balance at beginning of year                                                      $     43.6  $     56.5   $     40.8
   Translation adjustment                                                                 (75.8)      (11.5)        15.7
   Distributions of subsidiaries                                                             -         (1.4)          -
----------------------------------------------------------------------------------------------------------------------------------

Balance at end of year                                                               $    (32.2) $     43.6   $     56.5
----------------------------------------------------------------------------------------------------------------------------------

Common stockholders' equity                                                          $  1,246.5   $   961.1   $  2,103.0
----------------------------------------------------------------------------------------------------------------------------------

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

Transactions for the three years ended December 31, 1997 were:

                                                                      Number                Weighted-
                                                                   of Shares                  Average
                                                                in Thousands           Exercise Price
----------------------------------------------------------------------------------------------------------------

Options outstanding January 1, 1995                                   9,833                    $25.07
Options granted under Plan                                            3,389                     31.34
Options exercised                                                    (1,052)                    13.83
Options terminated                                                     (393)                    24.40
----------------------------------------------------------------------------------------------------------------

Options outstanding January 1, 1996                                  11,777                    $27.90
Options granted under Plan                                              763                     34.54
Options exercised                                                    (1,147)                    13.52
Options terminated                                                   (1,022)                    31.40
Adjustment due to Distributions                                         908                        -
----------------------------------------------------------------------------------------------------------------

Options outstanding January 1, 1997                                  11,279                    $24.26
Options granted under Plan                                              929                     41.10
Options exercised                                                    (2,114)                    15.82
Options terminated                                                     (152)                    25.93
----------------------------------------------------------------------------------------------------------------

Options outstanding December 31, 1997                                 9,942                    $26.83
----------------------------------------------------------------------------------------------------------------

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

The following table summarizes information about stock options outstanding at December 31, 1997:

----------------------------------------------------------------------------------------------------------------------------------
                                 Number                                                           Number
                          Outstanding at           Remaining           Weighted-          Exercisable at          Weighted-
         Range of      December 31, 1997    Contractual Life             Average       December 31, 1997            Average
  Exercise Prices           in Thousands            in Years      Exercise Price            in Thousands     Exercise Price
----------------------------------------------------------------------------------------------------------------------------------

  $ 3.06 to 26.03                  2,825                 4.2              $18.96                   2,134             $16.99
  $26.04 to 26.87                  3,619                 7.6              $26.16                     946             $26.33
  $26.88 to 36.26                  2,952                 5.8              $31.15                   2,252             $31.40
  $36.27 to 64.38                    546                 9.4              $46.74                       -                  -
----------------------------------------------------------------------------------------------------------------------------------
                                   9,942                 6.2              $26.83                   5,332             $24.73
----------------------------------------------------------------------------------------------------------------------------------


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

17.  Commitments, Contingencies, Guarantees and Hedging Activities

Minimum rental commitments under leases outstanding at December 31, 1997 are:

----------------------------------------------------------------------------------------------------------------------------------
    1998            1999              2000              2001             2002              2003-2013
----------------------------------------------------------------------------------------------------------------------------------

    $42.3            $37.0            $28.9             $22.1            $17.4             $102.9
----------------------------------------------------------------------------------------------------------------------------------


At December 31, 1997, future minimum lease payments to be received under a noncancelable sublease to Quest Diagnostics totaled $74.0 million. Quest Diagnostics, in turn, has a noncancelable sublease covering approximately $48.6 million of the minimum lease payments due to Corning. Corning has agreed to indemnify Quest Diagnostics should Quest Diagnostics' subleasee default on the minimum lease payments. Additionally, Corning continues to guarantee certain obligations of Quest Diagnostics totaling $20.9 million.

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

                                                                                                    Eliminations
                                                                                   Latin America,        and
                                               United         Asia-                    Canada        Unallocated
1997                                           States        Pacific      Europe      and Other        Amounts      Consolidated
----------------------------------------------------------------------------------------------------------------------------------

Revenues                                      $2,896.1 (1)    $414.1      $191.4         $15.8       $   36.9        $3,554.3
Transfers between areas                          531.6           0.6        38.2           3.7         (574.1)              -
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                 3,427.7         414.7       229.6          19.5         (537.2)        3,554.3
Income (loss) before tax                         550.5          (1.8)       82.5           7.7           (9.7)          629.2
Identifiable assets at year end                3,611.4         409.5       310.8          26.9          (24.3)        4,334.3
Research and development expense                 230.3           3.8        16.2             -              -           250.3
----------------------------------------------------------------------------------------------------------------------------------

1996
----------------------------------------------------------------------------------------------------------------------------------

Revenues                                      $2,422.7 (1)    $350.6      $229.2         $18.3       $   32.9        $3,053.7
Transfers between areas                          180.2           0.1        18.4           3.6         (202.3)              -
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                 2,602.9         350.7       247.6          21.9         (169.4)        3,053.7
Income before tax                                385.7           6.0        68.9           7.9          (12.7)          455.8
Identifiable assets at year end                3,202.4         273.5       315.1          28.4              -         3,819.4
Research and development expense                 171.6           4.2        13.4             -              -           189.2
----------------------------------------------------------------------------------------------------------------------------------

1995
----------------------------------------------------------------------------------------------------------------------------------

Revenues                                      $2,356.4 (1)    $ 94.8      $176.8         $12.8        $  30.6        $2,671.4
Transfers between areas                          104.4             -        11.5           2.4         (118.3)              -
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                 2,460.8          94.8       188.3          15.2          (87.7)        2,671.4
Income before tax                                358.0 (2)      36.7        53.6           1.1          (60.0)          389.4
Identifiable assets at year end                2,661.0         261.8       322.0          28.1            5.6         3,278.5
Research and development expense                 157.9           3.1        11.2             -              -           172.2
----------------------------------------------------------------------------------------------------------------------------------


(1) U.S. sales to unaffiliated customers in 1997, 1996 and 1995 include $749 million, $610 million and $376 million of export sales; $226 million, $206 million and $119 million to Europe; $305 million, $220 million and $127 million to Asia-Pacific, and $218 million, $184 million and $130 million to Latin America, Canada and Other.

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

Summarized results of Corning's discontinued operations are as follows:

1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                Consumer
                                                                                               Housewares
                                                                                                business             Total
----------------------------------------------------------------------------------------------------------------------------------

Sales                                                                                          $    574.8         $   574.8

Income before income taxes                                                                     $     49.0         $    49.0
Income tax provision                                                                                 17.7              17.7
----------------------------------------------------------------------------------------------------------------------------------
Income from operations, net of income taxes                                                          31.3              31.3
Provision for loss on Distributions, including income
  tax benefit of $3.5 million

Minority interest in earnings of subsidiaries                                                        (0.4)             (0.4)
----------------------------------------------------------------------------------------------------------------------------------
Discontinued operations, net of income taxes                                                   $     30.9         $    30.9
----------------------------------------------------------------------------------------------------------------------------------



1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                              Health Care       Consumer
                                                                               Services         Housewares
                                                                               segment          business             Total
----------------------------------------------------------------------------------------------------------------------------------

Sales                                                                        $   515.0         $    630.8         $ 1,145.8

Income before income taxes                                                   $    20.5         $     31.5         $    52.0
Income tax provision                                                              11.3               11.8              23.1
----------------------------------------------------------------------------------------------------------------------------------
Income from operations, net of income taxes                                        9.2               19.7              28.9
Provision for loss on Distributions, including income
  tax benefit of $3.5 million                                                   (176.5)                              (176.5)
Minority interest in earnings of subsidiaries                                                        (0.1)             (0.1)
----------------------------------------------------------------------------------------------------------------------------------
Discontinued operations, net of income taxes                                 $  (167.3)        $     19.6         $  (147.7)
----------------------------------------------------------------------------------------------------------------------------------

1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                             Health Care        Consumer
                                                                              Services         Housewares
                                                                               segment          business             Total
----------------------------------------------------------------------------------------------------------------------------------
Sales                                                                        $ 2,055.0         $    616.3         $ 2,671.3

Income before income taxes                                                   $    57.2         $     16.7         $    73.9
Income tax provision                                                              36.5               10.9              47.4
----------------------------------------------------------------------------------------------------------------------------------
Income from operations, net of income taxes                                       20.7                5.8              26.5
Provision for loss on Distributions, including income
  tax benefit of $3.5 million
Minority interest in earnings of subsidiaries

----------------------------------------------------------------------------------------------------------------------------------
Discontinued operations, net of income taxes                                 $    20.7         $      5.8         $    26.5
----------------------------------------------------------------------------------------------------------------------------------


The 1996 sales of $515.0 million and income from operations of $9.2 million for the Health Care Services segment only includes results through March 31, 1996. Results of the discontinued businesses include allocations of consolidated interest expense totaling $13.0 million, $63.5 million and $61.2 million in 1997, 1996 and 1995, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.

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

Corning Incorporated and Subsidiary Companies
Schedule II - Valuation Accounts and Reserves

----------------------------------------------------------------------------------------------------------------------------------
                                                Balance at                                   Net Deductions           Balance at
Year Ended December 31, 1997                     12-31-96               Additions               and Other              12-31-97
-------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                  $ 14.2                 $ 17.5                  $ 21.0                 $   10.7
LIFO valuation                                    $ 27.4                 $  1.0                  $  7.6                 $   20.8
Deferred tax assets valuation allowance           $ 12.5                 $  9.5                                         $   22.0
Accumulated amortization of goodwill
  and other intangible assets                     $ 35.0                 $ 20.4                     3.9                 $   51.5
----------------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------------
                                                Balance at                                   Net Deductions           Balance at
Year Ended December 31, 1996                     12-31-95               Additions               and Other              12-31-96
-------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                  $ 11.5                 $ 18.0                  $ 15.3                 $   14.2
LIFO valuation                                    $ 31.2                 $  2.0                  $  5.8                 $   27.4
Deferred tax assets valuation allowance           $ 17.2                                         $  4.7                 $   12.5
Accumulated amortization of goodwill
  and other intangible assets                     $ 24.5                 $ 16.5                     6.0                 $   35.0
----------------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------------
                                                Balance at                                   Net Deductions           Balance at
Year Ended December 31, 1995                      1-1-95                Additions               and Other              12-31-95
-------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                  $ 11.5                 $ 13.1                  $ 13.1                 $   11.5
LIFO valuation                                    $ 36.7                                         $  5.5                 $   31.2
Deferred tax assets valuation allowance           $ 19.5                 $  5.7                  $  8.0                 $   17.2
Accumulated amortization of goodwill
  and other intangible assets                     $ 12.4                 $ 12.1                                         $   24.5
----------------------------------------------------------------------------------------------------------------------------------

QUARTERLY OPERATING RESULTS AND RELATED MARKET DATA
(unaudited)

(In millions, except per share amounts)                                                Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------
                                                              First       Second         Third       Fourth         Total
1997                                                         Quarter      Quarter       Quarter      Quarter         Year
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                                    $ 827.0     $   914.6    $    901.3   $    911.4   $  3,554.3
Gross profit                                                  341.4         390.2         367.0        375.9      1,474.5
Income from continuing operations before
   income taxes                                               143.5         189.3         150.1        146.3        629.2
Equity in earnings of associated companies                      6.8          24.2          31.0         17.2         79.2
Income from continuing operations                              85.4         125.0         106.8         91.7        408.9
Income from discontinued operations,
   net of income taxes (1)                                      6.6           2.0           5.5         16.8         30.9
Net income                                                  $  92.0     $   127.0    $    112.3   $    108.5   $    439.8
----------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
   Continuing operations                                    $  0.37     $    0.55    $     0.47   $     0.40   $     1.79
   Discontinued operations                                     0.03          0.01          0.02         0.07         0.13
   Net income                                               $  0.40     $    0.56    $     0.49   $     0.47   $     1.92

Diluted Earnings Per Share
   Continuing operations                                    $  0.36     $    0.52    $     0.45   $     0.39   $     1.72
   Discontinued operations                                     0.03          0.01          0.02         0.07         0.13
   Net income                                               $  0.39     $    0.53    $     0.47   $     0.46   $     1.85
Dividend declared                                           $  0.18     $    0.18    $     0.18   $     0.18   $     0.72
Price range
   High                                                     $    46     $      56    $      65    $   49 1/4          -
   Low                                                           34        43 1/2           41        35 3/4          -
----------------------------------------------------------------------------------------------------------------------------------

1996
----------------------------------------------------------------------------------------------------------------------------------

Revenues                                                    $ 712.2     $    787.7   $    755.2   $    798.6   $  3,053.7
Gross profit                                                  280.9          304.5        307.7        300.8      1,193.9
Income from continuing operations before
   income taxes                                               103.3          138.5        122.0         92.0        455.8
Equity in earnings of associated companies                     11.6           22.5         24.4         26.6         85.1
Income from continuing operations                           $  65.4     $     96.3   $     89.6   $     72.0   $    323.3
Income (loss) from discontinued operations,
   net of income taxes (1)                                      6.4          (59.3)      (109.4)        14.6       (147.7)
Net income (loss)                                           $  71.8     $     37.0   $    (19.8)  $     86.6   $    175.6
----------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
   Continuing operations                                    $  0.29     $    0.42    $     0.39   $     0.32   $     1.42
   Discontinued operations (1)                                 0.02         (0.26)        (0.48)        0.06        (0.66)
   Net income (loss)                                        $  0.31     $    0.16    $    (0.09)  $     0.38   $     0.76

Diluted Earnings Per Share
   Continuing operations                                    $  0.29     $    0.41    $     0.39   $     0.31   $     1.40
   Discontinued operations (1)                                 0.02         (0.24)        (0.46)        0.06        (0.62)
   Net income (loss)                                        $  0.31     $    0.17    $    (0.07)  $     0.37   $     0.78
Dividend declared                                           $  0.18     $    0.18    $     0.18   $     0.18   $     0.72
Price range (2)
   High                                                     $    36     $  39 5/8    $  39 1/4    $   46 1/4          -
   Low                                                           29        33 3/4       35 1/2        37 3/8          -
----------------------------------------------------------------------------------------------------------------------------------


(1) Discontinued operations are described in Note 19 of the Notes to Consolidated Financial Statements.

(2) Includes the value of Quest Diagnostics and Covance up to the Distribution date. At the Distribution date, the fair value of Quest Diagnostics and Covance included in Corning's share price was $7 1/4.

FIVE YEARS IN REVIEW - HISTORICAL COMPARISON
(In millions, except per-share amounts)                                               Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------
                                                              1997          1996           1995            1994            1993
---------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
Income (loss) from continuing operations                  $    1.79     $    1.42     $    (0.35)       $    0.89      $    (0.15)
Income (loss) from discontinued operations,
  net of income taxes                                          0.13         (0.66)          0.12             0.43            0.06
Net income (loss)                                         $    1.92     $    0.76     $    (0.23)       $    1.32      $    (0.09)

Diluted Earnings Per Share
    Continuing operations                                 $    1.72     $    1.40     $    (0.35)       $    0.88      $    (0.15)
    Discontinued operations                                    0.13         (0.62)          0.12             0.42            0.06
    Net income (loss)                                     $    1.85     $    0.78     $    (0.23)       $    1.30      $    (0.09)
Dividends declared                                        $    0.72     $    0.72     $     0.72        $    0.69      $     0.68
Shares used in computing earnings per share
    Basic earnings per share                                  228.1          227.1         226.6            211.8           192.0
    Diluted earnings per share                                245.4          239.5         226.6            214.2           192.0
---------------------------------------------------------------------------------------------------------------------------------

Operations

Net sales                                                 $ 3,516.8     $  3,024.0    $  2,644.7        $ 2,367.5      $  2,018.4
Research and development expenses                             250.3          189.2         172.2            169.7           165.3
Provision for restructuring and
  other special charges                                                                     26.5                             65.5
Equity in earnings (losses) of associated companies:
  Other than Dow Corning Corporation                           79.2           85.1          66.6             48.5            44.0
  Dow Corning Corporation                                                                 (348.0)            (2.8)         (144.5)
Income (loss) from continuing operations                  $   408.9     $    323.3    $    (77.3)       $   190.6      $    (26.3)
Income (loss) from discontinued operations,
  net of income taxes                                          30.9        (147.7)          26.5             90.7            11.1

Net Income (Loss)                                         $   439.8     $    175.6    $    (50.8)       $   281.3      $    (15.2)
----------------------------------------------------------------------------------------------------------------------------------

Financial Position

Assets

  Working capital                                         $   241.4     $    445.2    $    276.5        $   281.3      $    151.0
  Investments:
    Other than Dow Corning Corporation                        310.0          337.2         364.9            339.5           281.4
    Dow Corning Corporation                                                                                 341.8           326.0
  Plant and equipment, net                                  2,267.9        1,808.6       1,438.7          1,334.9         1,283.1
  Goodwill and other intangible assets, net                   294.2          259.9         258.1            255.7            95.6
  Net assets of discontinued operations                       357.6          364.0       2,056.0          1,972.4         1,675.0
  Total assets                                              4,691.9        4,183.4       5,334.5          5,365.5         4,661.6
---------------------------------------------------------------------------------------------------------------------------------

Capitalization
  Loans payable beyond one year                           $ 1,125.8     $  1,195.1    $  1,326.0        $ 1,330.5      $  1,534.7
  Other liabilities                                           627.5          597.8         587.4            564.5           576.3
  Minority interest in
    subsidiary companies                                      349.3          309.9         269.2            244.5           239.9
  Convertible preferred securities
    of subsidiary                                             365.3          365.1         364.7            364.4
  Convertible preferred stock                                  19.8           22.2          23.9             24.9            25.7
  Common stockholders' equity                               1,246.5          961.1       2,103.0          2,263.0         1,685.8
  Total capitalization                                    $ 3,734.2     $  3,451.2    $  4,674.2        $ 4,791.8      $  4,062.4
---------------------------------------------------------------------------------------------------------------------------------

FIVE YEARS IN REVIEW - HISTORICAL COMPARISON

(Continued)

                                                         1997          1996             1995              1994             1993
-------------------------------------------------------------------------------------------------------------------------------

Selected Data
Common dividends declared                           $    166.2       $  165.3         $   165.2         $  150.1       $   134.1
Preferred dividends declared                        $      1.6       $    1.9         $     2.0         $    2.1       $     2.1
Additions to plant and equipment                    $    745.6       $  560.2         $   337.1         $  248.8       $   332.9
Depreciation and amortization                       $    285.9       $  252.3         $   221.1         $  210.1       $   176.4
Number of employees (1)                                 16,100         15,300            12,800           17,000          15,800
Number of common stockholders                           17,900         18,000            18,800           21,600          19,000
----------------------------------------------------------------------------------------------------------------------------------


(1)  Amounts do not include employees of discontinued operations.

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

/s/ Price Waterhouse LLP

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                            (in millions of dollars)

                                     ASSETS

                                                               December 31,
                                                              1997       1996
                                                          ----------  ----------
CURRENT ASSETS:
       Cash and cash equivalents                          $    253.1  $    344.4
                                                          ----------  ----------
       Marketable securities                                    97.4       184.1
                                                          ----------  ----------
       Accounts and notes receivable -
         Trade (less allowance for doubtful accounts of
         $11.7 in 1997, and of $11.7 in 1996)                  424.4       421.7
         Anticipated implant insurance receivable               85.5        23.8
         Other receivables                                      49.9        68.1
                                                          ----------  ----------
                                                               559.8       513.6
                                                          ----------  ----------
       Inventories                                             325.9       298.3
                                                          ----------  ----------
       Other current assets -
         Deferred income taxes                                 122.3       153.7
         Other                                                  20.3        30.6
                                                          ----------  ----------
                                                               142.6       184.3
                                                          ----------  ----------
                   Total current assets                      1,378.8     1,524.7
                                                          ----------  ----------



PROPERTY, PLANT AND EQUIPMENT:
       Land and land improvements                              144.0       148.1
       Buildings                                               522.9       514.3
       Machinery and equipment                               2,372.4     2,289.1
       Construction-in-progress                                461.9       346.2
                                                          ----------  ----------
                                                             3,501.2     3,297.7
       Less - Accumulated depreciation                      (2,021.1)   (1,992.4)
                                                          ----------  ----------
                                                             1,480.1     1,305.3
                                                          ----------  ----------
OTHER ASSETS:
       Marketable securities                                   242.9        50.7
       Anticipated implant insurance receivable                911.6       999.0
       Restricted insurance proceeds                           517.2       480.9
       Implant deposit                                         275.0       275.0
       Environmental trusts                                     23.2        21.0
       Deferred income taxes                                   393.8       383.0
       Other                                                    96.1        74.5
                                                          ----------  ----------
                                                             2,459.8     2,284.1
                                                          ----------  ----------
                                                          $  5,318.7  $  5,114.1
                                                          ==========  ==========


         The Notes to consolidated financial statements are an integral part of these financial statements.

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                   (in millions of dollars except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                      ----------------------
                                                         1997        1996
                                                      ----------  ----------
CURRENT LIABILITIES:
      Notes payable                                   $     14.8  $      5.0
      Current portion of long-term debt                     24.2         1.3
      Trade accounts payable                               167.0       174.3
      Accrued payrolls and employee benefits                59.6        68.9
      Accrued taxes                                        117.8        94.4
      Other current liabilities                            106.4       136.6
                                                      ----------  ----------
              Total current liabilities                    489.8       480.5
                                                      ----------  ----------

LONG-TERM DEBT                                             140.9       103.3
                                                      ----------  ----------

OTHER LONG-TERM LIABILITIES                                112.0       111.5
                                                      ----------  ----------

LIABILITIES SUBJECT TO COMPROMISE:
      Trade accounts payable                                66.2        66.0
      Accrued employee benefits                            170.5       176.3
      Accrued taxes                                          3.6         3.6
      Implant reserve                                    2,406.3     2,424.4
      Notes payable                                        375.0       375.0
      Long-term debt                                       267.2       270.4
      Other                                                130.3       136.4
                                                      ----------  ----------
                                                         3,419.1     3,452.1
                                                      ----------  ----------


CONTINGENT LIABILITIES (NOTE 3)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES             130.6       128.4
                                                      ----------  ----------


STOCKHOLDERS' EQUITY:
      Common stock, $5 par value - 2,500,000 shares
        authorized and outstanding                          12.5        12.5
      Retained earnings                                  1,026.2       788.6
      Cumulative translation adjustment                    (12.4)       37.2
                                                      ----------  ----------
              Stockholders' equity                       1,026.3       838.3
                                                      ----------  ----------
                                                      $  5,318.7  $  5,114.1
                                                      ==========  ==========

         The Notes to consolidated financial statements are an integral part of these financial statements.

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   (in millions of dollars except share data)

                                                                   Year ended December 31,
                                                              ----------------------------------
                                                                  1997        1996       1995
                                                              ----------  ----------  ----------
NET SALES                                                     $  2,643.5  $  2,532.3  $  2,492.9
                                                              ----------  ----------  ----------


OPERATING COSTS AND EXPENSES:
     Manufacturing cost of sales                                 1,795.9     1,674.0     1,664.4
     Marketing and administrative expenses                         466.9       462.3       450.3
     Implant costs                                                    -           -        351.1
                                                              ----------  ----------  ----------
                                                                 2,262.8     2,136.3     2,465.8
                                                              ----------  ----------  ----------
OPERATING INCOME                                                   380.7       396.0        27.1



OTHER INCOME (EXPENSE):

     Interest income                                                70.4        54.1        36.6
    Interest expense                                               (11.0)       (7.8)      (43.0)
             Other, net                                             32.2        16.1       (22.6)
                                                              ----------  ----------  ----------
INCOME (LOSS) BEFORE REORGANIZATION COSTS AND  INCOME TAXES        472.3       458.4        (1.9)

Reorganization costs                                                45.0        49.4        21.0
                                                              ----------  ----------  ----------



INCOME (LOSS) BEFORE INCOME TAXES                                  427.3       409.0       (22.9)

Income tax provision (benefit)                                     168.8       168.9        (9.6)

Minority interests' share in income                                 20.9        18.4        17.3
                                                              ----------  ----------  ----------



NET INCOME (LOSS) (1997 - $95.04 per share;
1996 - $88.68 per share; 1995 - $(12.24) per share)                237.6       221.7       (30.6)



Retained earnings at beginning of year                             788.6       566.9       597.5
                                                              ----------  ----------  ----------


Retained earnings at end of year                              $  1,026.2  $    788.6  $    566.9
                                                              ==========  ==========  ==========


         The Notes to consolidated financial statements are an integral part of these financial statements.

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in millions of dollars)

                                                                     Year ended December 31,
                                                                    -------------------------
                                                                    1997       1996     1995
                                                                    ------   ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                          $ 237.6   $221.7    $(30.6)
        Adjustments to reconcile net income (loss) to net
          cash provided by (used for) operating activities -
                 Depreciation and amortization                       185.5    188.9     214.0
                 Deferred income taxes                                17.0     32.8    (131.0)
                 Implant charges including imputed interest              -        -     364.5
                 Reorganization costs                                 45.0     49.4      21.0
                 Other                                                52.5     30.7      42.5
        Implant payments                                             (17.3)   (25.3)   (107.3)
        Implant insurance reimbursement                               25.5    368.4     163.5
        Restricted insurance proceeds                                (36.8)  (374.8)   (108.3)
        Changes in assets and liabilities -
                  Accounts and notes receivable                      (22.2)   (32.0)    (56.0)
                  Inventories                                        (41.4)    16.6     (19.2)
                  Accounts payable                                     3.7     29.2      33.1
                  Accrued taxes                                       32.4      8.0      17.1
                  Other                                              (48.8)    31.0      30.5
                                                                    ------   ------    ------
                        Cash provided by operating activities        432.7    544.6     433.8
                                                                    ------   ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                        (425.2)  (312.6)   (204.2)
        Proceeds from sales of marketable securities                 331.3     26.8       2.8
        Purchases of marketable securities                          (462.5)  (224.9)    (12.4)
        Other                                                         14.9     (2.4)      2.7
                                                                    ------   ------    ------s

                         Cash (used for) investing activities       (541.5)  (513.1)   (211.1)
                                                                    ------   ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Long-term borrowings                                         115.9     47.3      58.2
        Payments on long-term debt                                   (53.4)   (57.0)    (57.8)
        Net change in other short-term borrowings                     10.9     (8.9)    (16.9)
                                                                    ------   ------    ------
                  Cash provided by (used for) financing activities    73.4    (18.6)    (16.5)
                                                                    ------   ------    ------
CASH FLOWS USED FOR REORGANIZATION COSTS                             (45.0)   (49.4)    (21.0)
                                                                    ------   ------    ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (10.9)    (6.4)      1.0
                                                                    ------   ------    ------
CHANGES IN CASH AND CASH EQUIVALENTS:
        Net increase (decrease) in cash and cash equivalents         (91.3)   (42.9)    186.2
        Cash and cash equivalents at beginning of year               344.4    387.3     201.1
                                                                    ------   ------    ------
        Cash and cash equivalents at end of year                    $253.1   $344.4    $387.3
                                                                    ======   ======    ======

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

Debtor Company Financial Statements

     The condensed financial statements of the Debtor Company are presented as follows:

-------------------------------------

                                 DOW CORNING CORPORATION
                         DEBTOR COMPANY CONDENSED BALANCE SHEET
                                (in millions of dollars)

                                         ASSETS

                                                    December 31,
                                                        1997
                                                     ----------

CURRENT ASSETS:
      Cash and cash equivalents                     $     55.1
      Marketable securities                               96.2
      Accounts and notes receivable, including
        $348.6 receivable from subsidiaries              491.8
        Anticipated implant insurance receivable          85.5
      Inventories                                        144.1
      Other current assets -
        Deferred income taxes                             63.8
        Other                                             19.9
                                                    ----------

                  Total current assets                   956.4
                                                    ----------

INVESTMENTS:
      Equity in unconsolidated subsidiaries              622.6

PROPERTY, PLANT AND EQUIPMENT:                         1,701.3
      Less - Accumulated depreciation                 (1,129.9)
                                                    ----------

                                                         571.4
                                                    ----------
OTHER ASSETS:
      Marketable securities                              145.3
      Anticipated implant insurance receivable           911.6
      Restricted insurance proceeds                      517.2
      Implant deposit                                    275.0
      Environmental trusts                                23.2
      Deferred income taxes                              389.9
      Receivable from subsidiaries                       330.2
      Other assets                                        85.2
                                                    ----------

                                                       2,677.6
                                                    ----------
                                                    $  4,828.0
                                                    ==========

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
                                                 ==========

                             DOW CORNING CORPORATION
     DEBTOR COMPANY CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                                (in millions of dollars)


                                                               Year ended
                                                            December 31, 1997
                                                            -----------------

NET SALES (includes $686.0  of sales to subsidiaries)          $1,744.3

OPERATING COSTS AND EXPENSES:

   Manufacturing cost of sales                                  1,247.6
   Marketing and administrative expenses                          249.2
                                                               --------

                                                                1,496.8
                                                               --------
OPERATING INCOME                                                  247.5

OTHER INCOME:

   Interest income                                                 57.6
   Other, net                                                      56.3
                                                               --------

INCOME BEFORE REORGANIZATION  COSTS AND INCOME TAXES              361.4

Reorganization costs                                               45.0
                                                               --------

INCOME BEFORE INCOME TAXES                                        316.4

Income tax provision                                              133.6
                                                               --------
NET INCOME                                                     $  182.8
                                                               ========

Earnings of unconsolidated subsidiaries
 and related eliminations                                          54.8

Retained earnings at beginning of year                            788.6
                                                               --------

Retained earnings at end of year                               $1,026.2
                                                               ========

                                 DOW CORNING CORPORATION
                    DEBTOR COMPANY CONDENSED STATEMENT OF CASH FLOWS
                                (in millions of dollars)

                                                                   Year ended
                                                               December 31, 1997
                                                               -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                                                   $ 182.8
      Adjustments to reconcile net income to net
            cash provided by operating activities -
            Depreciation and amortization                             96.0
            Deferred income taxes                                     23.0
            Reorganization costs                                      45.0
            Other                                                    (30.0)
      Implant payments                                               (17.3)
      Implant insurance reimbursement                                 25.5
      Restricted insurance proceeds                                  (20.7)
      Changes in assets and liabilities -
            Accounts and notes receivable                            (56.1)
            Inventories                                              (16.8)
            Accounts payable                                         (32.3)
            Accrued taxes                                             21.8
            Receivables from subsidiaries                           (132.6)
            Other                                                    (24.6)
                                                                   -------
                 Cash provided by operating activities                63.7
                                                                   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                                          (120.6)
      Proceeds from sales of marketable securities                   319.3
      Purchases of marketable securities                            (425.7)
      Dividends from subsidiaries                                     42.5
      Other                                                           99.2
                                                                   -------

                 Cash (used for) investing activities                (85.3)
                                                                   -------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net change in other short-term borrowings                       (4.4)
                                                                   -------

                Cash (used for) financing activities                  (4.4)

CASH FLOWS USED FOR REORGANIZATION COSTS                             (45.0)
                                                                   -------

CHANGES IN CASH AND CASH EQUIVALENTS:

      Net decrease in cash and cash equivalents                      (71.0)
      Cash and cash equivalents at beginning of year                 126.1
                                                                   -------
      Cash and cash equivalents at end of year                     $  55.1
                                                                   =======



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

 NOTE 5 - FOREIGN CURRENCY

     Following is an analysis of the changes in the cumulative translation adjustment:

                                                   1997       1996       1995
                                                   ----       ----       ----

     Balance, beginning of year                   $ 37.2     $ 67.5    $ 66.2

     Translation adjustments, including gains
         (losses) from certain hedges and
         intercompany balances                     (48.6)     (29.2)     (4.2)

     Income tax effect of current year activity     (1.0)      (1.1)      5.5
                                                  ------     ------    ------

     Balance, end of year                         $(12.4)    $ 37.2    $ 67.5
                                                  ======     ======    ======

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

     At December 31, 1997 and 1996, the aggregate fair value of the marketable securities included in the caption "Restricted insurance proceeds" approximates carrying value. These amounts are summarized in the accompanying balance sheet as follows (at cost):


                                            December 31,       December 31,
                                               1997                1996
                                               ----                ----

Money Market Funds                           $ 13.9               $ 22.6
Demand Notes, Commercial Paper and
   Certificates of Deposit
        Maturity in a year or less             17.4                 28.3
        Maturity greater than one year          2.0                   --

State and Municipal Securities
        Maturity in a year or less            289.7                365.7
        Maturity between 1 and 5 years        141.0                 55.1

Corporate Obligations
        Maturity in a year or less             53.2                  9.2
                                             ------               ------

                                             $517.2               $480.9
                                             ======               ======

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

NOTE 7 - INVENTORIES

     Following is a summary of inventories by costing method at December 31:


                                                               1997       1996
                                                               ----       ----

     Raw material, work-in-process and finished goods:
             Valued at LIFO                                   $221.9     $205.6
             Valued at FIFO                                    104.0       92.7
                                                              ------     ------
                                                              $325.9     $298.3
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

NOTE 9 - NOTES PAYABLE AND CREDIT FACILITIES

     Notes payable at December 31, consisted of the following:


                                              1997           1996
                                              ----           ----

     CURRENT LIABILITIES:
         Notes payable                      $ 14.8         $  5.0
                                            ======         ======



     LIABILITIES SUBJECT TO COMPROMISE:
         Revolving credit agreement         $375.0         $375.0
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

NOTE 10 - LONG-TERM DEBT

     Long-term debt at December 31, consisted of the following:


                                                          1997           1996
                                                          ----           ----

LONG-TERM DEBT:

     Variable-rate Notes, maturing serially 1997-1999,
           6.14375% at December 31, 1997                $ 19.0         $ 20.0
     Variable-rate Notes due 1998,
           4.84531%-5.9000% at December 31, 1997          19.7           22.6
     Variable rate long-term line of credit
           expiring 2002, 6.5175% at
           December 31, 1997                             101.3           36.0
     Other obligations and capital leases                 25.1           26.0
                                                        ------         ------
                                                         165.1          104.6
     Less - Payments due within one year                  24.2            1.3
                                                        ------         ------
                                                        $140.9         $103.3
                                                        ======         ======

LIABILITIES SUBJECT TO COMPROMISE:

     9.375% Debentures due 2008                         $ 75.0         $ 75.0
     8.15% Debentures due 2029                            50.0           50.0
     8.125%-9.5% Medium-term Notes due 1995-2001,
         8.71% average rate at December 31, 1997          34.5           34.5
     Variable-rate Notes due 1995-1998,
         6.688%-7.234% at December 31, 1997               84.8           84.8
     5.55% Japanese Yen Notes due 1998                    22.9           26.1
                                                        ------         ------
                                                        $267.2         $270.4
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

     Annual aggregate maturities of the long-term debt of the subsidiaries of the Debtor Company are: $24.2 in 1998, $19.7 in 1999, $1.7 in 2000, $0.5 in
2001, and $119.0 thereafter.40

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


                                                 December 31, 1997         December 31, 1996
                                                 -----------------         -----------------
                                                  Book      Notional       Book     Notional
                                                 Value       Amount       Value      Amount
                                                 -----       ------       -----      ------
Forward exchange contracts:
  -to buy Belgian Francs / US Dollars           (0.1)         15.7            --        6.3
  -to sell Belgian Francs / US Dollars           0.1           3.9           0.1        6.1
  -to sell Belgian Francs / ECU                  0.1          68.8            --         --
  -to buy British Pounds / US Dollars             --            --           0.4       13.1
  -to sell British Pounds / US Dollars           1.5          61.7          (1.3)      53.0
  -to buy British Pounds / ECU                   3.9         190.8            --         --
  -to sell ECU / US Dollars                      7.1         267.8           2.9      159.6
  -to buy German Marks / US Dollars               --            --          (0.1)       8.3
  -to sell German Marks / US Dollars             0.1           7.3            --        2.6
  -to buy German Marks / ECU                     0.1          38.4            --         --
  -to sell German Marks / ECU                     --           4.5            --         --
  -to buy Japanese Yen / US Dollars             (0.1)          2.0          (0.3)      11.9
  -to sell Japanese Yen / US Dollars             0.4           8.2           0.5       13.1
  -to buy Korean Won / US Dollars               (4.9)         17.3            --         --
  -to sell Korean Won / US Dollars               6.2          24.0            --       18.7
  -to buy other currencies / US Dollars         (0.2)          7.9            --       14.8
  -to sell other currencies / US Dollars         1.4          90.4          (0.1)      88.2

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

NOTE 12 - POST EMPLOYMENT BENEFITS

     The components of pension expense for the Company's domestic and international plans are set forth below:

                                                          1997       1996        1995
                                                          ----       ----        ----
Defined benefit plans:

 Service cost (benefits earned during the period)       $ 22.9      $24.3       $19.5
 Interest cost on projected benefit obligations           54.2       51.3        48.1
 Actual return on plan assets                           (152.8)     (56.4)     (110.7)
 Net amortization                                         92.0        4.0         3.6
 Difference between actual and expected
     return on plan assets                                13.8       11.3        68.3
                                                        ------      -----      ------
                                                          30.1       34.5        28.8
                                                        ------      -----      ------

Defined contribution and savings plans                    14.2       13.7        13.4
                                                        ------      -----      ------
 Total Pension Expense                                  $ 44.3      $48.2       $42.2
                                                        ======      =====       =====


     The following table presents reconciliations of defined benefit plans' funded status with amounts recognized in the Company's consolidated balance sheets as part of other assets and other long-term liabilities. Plans with assets exceeding the accumulated benefit obligation ("ABO") are segregated by column from plans with ABO exceeding assets.


                                                                         December 31,
                                                                         ------------
                                                              1997                     1996
                                                         ------------------     --------------------
                                                         Assets        ABO       Assets        ABO
                                                         exceed      exceeds     exceed      exceeds
                                                          ABO        assets       ABO         assets
                                                          ---        ------       ---        ------

     Actuarial present value of benefit obligations:

     Vested                                                $567.7     $ 41.8      $482.7     $ 42.6
     Nonvested                                               54.0        4.2        48.1        5.3
                                                           ------      -----      ------      -----

     Accumulated benefit obligation                         621.7       46.0       530.8       47.9
     Provision for future salary increases                  133.9        9.9       115.9       13.2
                                                            -----      -----      ------      -----

     Projected benefit obligation                           755.6       55.9       646.7       61.1
     Plan assets at fair value                              774.4        6.3       640.4        6.7
                                                           ------      -----      ------      -----
     Plan assets  less
        projected benefit obligation                         18.8      (49.6)       (6.3)     (54.4)
     Unrecognized net loss (gain)                           (52.2)       4.2       (26.7)       7.4
     Unrecognized (negative) prior service costs             32.2       (3.3)       35.6       (4.0)
     Unrecognized net transition obligation                   4.7        0.8         5.7        1.3

     Contribution between measurement
        date and fiscal year end                              0.4         --          --         --
     Additional minimum liability                            (6.6)       0.2        (6.5)      (0.3)
                                                           ------      -----      ------      -----
     Prepaid (accrued) pension cost$                       $ (2.7)    $(47.7)     $  1.8     $(50.0)
                                                           ======      =====      ======      =====

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

     In addition to providing pension benefits, the Company, primarily in the United States, provides certain health care and life insurance benefits for most retired employees. The cost of providing these benefits to retirees outside the United States is not significant. Net periodic postretirement benefit cost includes the following components:


                                    1997      1996      1995
                                    ----      ----      ----
   Service cost                   $ 3.7      $ 3.6      $ 3.5
   Interest cost                   10.9       10.1       10.4
   Amortization of negative
    prior service cost            (14.1)     (14.1)     (14.1)
                                  -----      -----      ------
                                  $ 0.5      $(0.4)     $(0.2)
                                  =====      ======     ======



     The following table presents the accrued postretirement benefit cost recognized in the Company's consolidated balance sheets as part of liabilities subject to compromise:


                                                     December 31,    December 31,
                                                       1997            1996
                                                       ----            ----

Accumulated postretirement benefit obligation:

    Retirees                                           $ 76.2       $ 73.2
    Fully eligible, active plan participants             41.3         36.4
    Other active plan participants                       40.3         28.2
                                                       ------        ------
                                                        157.8        137.8
    Unrecognized negative prior service cost             24.4         39.7
    Unrecognized net loss                               (11.7)        (1.2)
                                                       ------       ------
    Accrued postretirement benefit cost                $170.5       $176.3
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

NOTE 14 - INCOME TAXES

     The components of income (loss) before income taxes are as follows:

                                        1997        1996        1995
                                        ----        ----        ----

         U.S. companies               $385.4      $387.9     $(126.4)
         Non-U.S. companies             41.9        21.1       103.5
                                      ------      ------     -------
                                      $427.3      $409.0     $(22.9)
                                      ======      ======     =======

     The components of the income tax provision (benefit) are as follows:

                                        1997        1996        1995
                                        ----        ----        ----
         Current
              U.S.                    $ 93.7      $ 96.7      $ 38.5
              Non-U.S.                  35.2        35.0        52.6
                                      ------      ------      ------
                                       128.9       131.7        91.1
                                      -----       ------      ------
         Deferred
              U.S.                      28.7        35.5      (101.8)
              Non-U.S.                  11.2         1.7         1.1
                                      ------      ------      ------
                                        39.9        37.2      (100.7)
                                      ------      ------      ------
                                      $168.8      $168.9      $ (9.6)
                                      ======      ======      ======

     The tax effects of the principal temporary differences giving rise to deferred tax assets and liabilities were as follows:

                                                       December 31,    December 31,
                                                          1997            1996
                                                          ----            ----

Implant costs                                             $387.2        $392.7
Accruals deductible for tax purposes when paid              98.2          62.1
Postemployment benefits                                     72.1          62.4
Basis in inventories                                        30.4          25.7
Tax credit and net operating loss carryforwards             11.1           9.0
Other                                                       40.2          52.5
                                                          ------        ------
                                                           639.2         604.4
Valuation allowance                                         (0.4)         (3.3)
                                                          ------        ------
                                                           638.8         601.1
                                                          ------        ------
Long-term debt                                             (45.3)        (28.1)
Property, plant and equipment                              (81.3)        (40.6)
                                                          ------        ------
                                                          (126.6)        (68.7)

Net deferred tax asset                                    $512.2        $532.4
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

     The income tax provision (benefit) at the effective rate differs from the income tax provision (benefit) at the U.S. federal statutory tax rate in effect during those years for the following reasons:


                                                 Year ended December 31,
                                                 -----------------------
                                              1997        1996        1995
                                              ----        ----        ----

         Income tax provision (benefit)

             at statutory rate              $149.5      $143.1       $(8.0)
              Foreign taxes, net              14.1        14.0         8.6
              Foreign sales corporation       (9.9)       (8.6)       (5.8)
              State income taxes               6.7         5.6        (6.2)
              Accrued expenses                13.6        14.6         7.7
              Tax exempt interest             (6.0)       (1.5)       (0.4)
              Other, net                       0.8         1.7        (5.5)
                                            ------      ------       ------
        Income tax provision (benefit)
             at effective rate              $168.8      $168.9       $(9.6)
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

Item 14(c) Exhibit #12

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED DIVIDENDS (Dollars in millions, except ratios)

                                                                                    Fiscal Year Ended
                                                                   ------------------------------------------------------
                                                                    Dec. 31,   Dec. 31,   Dec. 31,     Jan. 1,     Jan. 2,
                                                                     1997        1996       1995         1995       1994
                                                                    ------     ------      ------       ------      -----

Income before taxes on income                                        $629.2      $455.9      $389.4      $286.3      $ 93.7
Adjustments:
  Share of earnings (losses) before taxes of 50% owned
    companies                                                         111.5       130.3        95.2        89.0      (137.0)
  Gain (loss) before taxes of greater than 50% owned
    unconsolidated subsidiary                                                       0.7        (3.1)       (4.0)       (3.1)
  Distributed income of less than 50% owned companies
    and share of loss if debt is guaranteed                                                                 2.1         4.5
  Amortization of capitalized interest                                 16.6        11.8         9.6        13.3        13.0
  Fixed charges net of capitalized interest                           141.9       105.9        82.6       128.8        91.4
                                                                     ------      ------      ------      ------      ------
Earnings before taxes and fixed charges
as adjusted                                                          $899.2      $704.6      $573.7      $515.5      $ 62.5
                                                                     ======      ======      ======      ======      ======
Fixed charges:
  Interest incurred                                                  $ 96.7      $ 73.6      $ 65.4      $ 64.9      $ 51.1
  Share of interest incurred of 50% owned companies
    and interest on guaranteed debt of less than 50%
    owned companies                                                    51.0        38.7        10.2        60.8        40.9
  Interest incurred by greater than 50% owned unconsolidated
    subsidiary                                                          0.7         0.8         0.8
  Portion of rent expense which represents interest factor             15.9        12.1        13.3        10.8         7.3
  Share of portion of rent expense which represents interest
    factor for 50% owned companies                                      3.8         1.4         2.7         9.4         9.1
  Portion of rent expense which represents interest factor for
    greater than 50% owned unconsolidated subsidiary                    0.1         0.1
  Amortization of debt costs                                            1.6         2.2        (0.1)        0.6         0.4
                                                                     ------      ------      ------      ------      ------

Total fixed charges                                                   169.0       128.0        92.2       147.4       109.7
Capitalized interest                                                  (27.1)      (22.1)       (9.6)      (18.6)      (18.3)
                                                                     ------      ------      ------      ------      ------

Total fixed charges net of capitalized interest                      $141.9      $105.9      $ 82.6      $128.8      $ 91.4
                                                                     ======      ======      ======      ======      ======

Preferred dividends:
  Preferred dividend requirements                                    $ 15.3      $ 15.7      $ 15.7      $  8.2      $  2.1
  Ratio of pre-tax income to income before minority interest
    and equity earnings                                                 1.5         1.5         1.4         1.4         1.0
                                                                     ------      ------      ------      ------       -----
  Pre-tax preferred dividend requirement                               23.0        23.6        22.0        11.5         2.1

Total fixed charges                                                   169.0       128.0        92.2       147.4       109.7
                                                                     ------      ------      ------      ------      ------

Fixed charges and pre-tax preferred dividend requirement             $192.0      $151.6      $114.2       158.9      $111.8
                                                                     ======      ======      ======      ======      ======
Ratio of earnings to combined fixed charges and preferred
  dividends                                                             4.7x        4.7x        5.0x        3.2x        --
                                                                     ======      ======      ======      ======     ======


Earnings did not cover combined fixed charges and preferred dividends by $49.4 in the fiscal year ended January 2, 1994.

Item 14(c) Exhibit #23

CONSENT OF INDEPENDENT ACCOUNTANTS

PricewaterhouseCoopers LLP

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-8 (Nos. 2-77248, 33-12605, 33-25162, 33-30575, 33-30815, 33-47133, 33-62682, 33-50201, 33-55345,
33-34602, 33-58193, 33-63887, 33-18329, 33-3036, 333-24337, 333-26049 and
333-26151) and Form S-3 (Nos. 33-40956, 33-44295, 33-49903, 33-53821 and
33-56887) of Corning Incorporated of our report dated January 28, 1998, except for the first paragraph of Note 1, as to which the date is June 30, 1998, appearing on Page 3 of this Form 10-K/A and our report relating to the Dow Corning Corporation financial statements dated January 21, 1998, appearing on page 34 of this Form 10-K/A.

/s/ PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York, New York  10036

July 6, 1998

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