Form 10-Q
period 1998-06-30
CORNING INC /NY
filed 1998-08-07
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        JUNE 30, 1998

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

231,897,734 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of July 20, 1998.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page

 Consolidated Statements of Income for the six months and
   three months ended June 30, 1998 and 1997                    3

 Consolidated Balance Sheets at June 30, 1998 and
   December 31, 1997                                            4

 Consolidated Statements of Cash Flows for the six months
   ended June 30, 1998 and 1997                                 5

 Notes to Consolidated Financial Statements                     6


The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant and should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended December 31, 1997, as amended on July 8, 1998.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)


                                 Six Months Ended    Three Months Ended
                                     June 30,             June 30,
                                -------------------  -------------------
                                  1998      1997       1998      1997
                                --------  ---------  ---------  --------

Revenues
 Net sales                     $1,650.7   $1,722.6   $  855.9   $  905.5
 Royalty, interest, and
   dividend income                 21.1       19.0       12.0        9.1
 Non-operating gain                20.5                  20.5
                               --------   --------   --------   --------
                                1,692.3    1,741.6      888.4      914.6

Deductions
 Cost of sales                  1,045.1      991.0      530.4      515.3
 Selling, general and
   administrative expenses        239.5      267.7      126.6      138.9
 Provision for restructuring       84.6                  84.6
 Research and development
   expenses                       142.2      104.4       75.1       53.4
 Interest expense                  32.5       40.7       14.9       19.5
 Other, net                        29.7        5.0        2.6       (1.8)
                               --------   --------   --------   --------

Income from continuing
  operations before taxes
  on income                       118.7      332.8       54.2      189.3
Taxes on income from continuing
  operations                       34.9      113.2       13.9       64.2
                               --------   --------   --------   --------

Income from continuing
  operations before minority
  interest and equity earnings     83.8      219.6       40.3      125.1
Minority interest in earnings
  of subsidiaries                 (18.3)     (33.3)     (12.8)     (20.8)
Dividends on convertible preferred
  securities of subsidiary         (6.9)      (6.9)      (3.5)      (3.5)
Equity in earnings of associated
  companies                        60.2       31.0       32.7       24.2
                               --------   --------   --------   --------

Income from continuing
  operations                      118.8      210.4       56.7      125.0
Income from discontinued
  operations, net of taxes         66.5        8.6       67.1        2.0
                               --------   --------   --------   --------

Net Income                     $  185.3   $  219.0   $  123.8   $  127.0
                               ========   ========   ========   ========

Basic Earnings Per Share
 Continuing operations         $   0.51   $   0.92   $   0.24   $   0.55
 Discontinued operations           0.30       0.04       0.30       0.01
                               $   0.81   $   0.96   $   0.54   $   0.56
                               ========   ========   ========   ========

Diluted Earnings Per Share
 Continuing operations         $   0.51   $   0.89   $   0.24   $   0.52
 Discontinued operations           0.28       0.03       0.29       0.01
                               --------   --------   --------   --------
                               $   0.79   $   0.92   $   0.53   $   0.53
                               ========   ========   ========   ========

Dividends Declared             $   0.36   $   0.36   $   0.18   $   0.18
                               ========   ========   ========   ========


The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
                                                   June 30,  December 31,
                    ASSETS                           1998        1997
                    ------                         --------   -----------
CURRENT ASSETS
 Cash                                             $   22.1     $    61.0
 Short-term investments, at cost, which
   approximates market value                         169.2          36.0
 Accounts receivable, net of doubtful
   accounts and allowances - $10.5/1998;
   $10.7/year-end 1997                               543.3         559.7
 Inventories                                         464.7         428.3
 Deferred taxes on income and other
   current assets                                    135.2         114.1
                                                  --------      --------
     Total current assets                          1,334.5       1,199.1
                                                  --------      --------

INVESTMENTS
 Associated companies, at equity                     364.4         292.9
 Others                                               64.6          17.1
                                                  --------      --------
                                                     429.0         310.0
                                                  --------      --------


PLANT AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                          2,358.5       2,267.9

GOODWILL AND OTHER INTANGIBLE ASSETS,
 NET OF ACCUMULATED AMORTIZATION
   $60.7/1998; $51.5/year-end 1997                   281.1         294.2

OTHER ASSETS                                         338.9         263.1

NET ASSETS FROM DISCONTINUED OPERATIONS                            357.6
                                                  --------      --------
                                                  $4,742.0      $4,691.9
                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
 Loans payable                                    $   38.8      $  213.0
 Accounts payable                                    207.4         300.0
 Other accrued liabilities                           628.8         444.7
                                                  --------      --------
     Total current liabilities                       875.0         957.7
                                                  --------      --------

OTHER LIABILITIES                                    655.9         627.5
LOANS PAYABLE BEYOND ONE YEAR                      1,095.9       1,125.8
MINORITY INTEREST IN SUBSIDIARY COMPANIES            343.7         349.3
CONVERTIBLE PREFERRED SECURITIES OF
 SUBSIDIARY                                          365.5         365.3
CONVERTIBLE PREFERRED STOCK                           18.7          19.8
COMMON STOCKHOLDERS' EQUITY
 Common stock, including excess over par
   value and other capital - Par value $0.50
   per share; Shares authorized: 500 million;
   Shares issued: 265.3 million/1998 and
   264.3 million/year-end 1997                       749.1         707.2
 Retained earnings                                 1,397.3       1,296.0
 Less cost of 33.3 million/1998 and 32.7
   million/year-end 1997 shares of common stock
   in treasury                                      (755.2)       (724.5)
 Unrealized gain on marketable securities              7.2
 Cumulative translation adjustment                   (11.1)        (32.2)
                                                  --------      --------
     Total common stockholders' equity             1,387.3       1,246.5
                                                  --------      --------
                                                  $4,742.0      $4,691.9
                                                  ========      ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
                                                Six Months Ended June 30,
                                                 -------------------------
                                                     1998        1997
                                                  ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $185.3        $219.0
 Adjustments to reconcile net income to net
  cash provided by operating activities from
  continuing operations:
   Income from discontinued operations               (66.5)         (8.6)
   Depreciation and amortization                     157.2         150.5
   Equity in earnings of associated companies
     in excess of dividends received                 (46.7)         (2.4)
   Minority interest in earnings of subsidiaries
     in excess of dividends paid                       7.9          27.7
   (Gain) loss on disposition of properties and
     investments                                       5.9         (13.4)
   Non-operating gain                                (20.5)
   Provision for restructuring, net of cash spent     84.6
   Deferred tax benefit                               (3.7)        (15.7)
   Other                                              36.9          43.6
 Changes in operating assets and liabilities:
   Accounts receivable                                11.5         (82.3)
   Inventory                                         (38.7)        (57.8)
   Other current assets                               11.5         (21.4)
   Accounts payable and other current liabilities   (140.8)        (35.8)
                                                    ------        ------
     NET CASH PROVIDED BY OPERATING ACTIVITIES OF
       CONTINUING OPERATIONS                         183.9         203.4
                                                    ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant and equipment                   (353.7)       (231.1)
Acquisitions of businesses, net                       (5.7)        (32.0)
 Net proceeds from disposition of properties
   and investments                                   100.3          51.7
 Proceeds from divestiture of consumer housewares
   business                                          583.0
 Increase in long-term investments                   (96.0)         (4.3)
 Other, net                                           19.0          (0.6)
                                                    ------        ------
     NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES OF CONTINUING OPERATIONS           246.9        (216.3)
                                                    ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                     195.1          54.2
 Repayments of loans                                 (57.4)        (19.2)
 Repayments of loans with proceeds from divestiture
   of consumer housewares business                  (343.0)
 Proceeds from issuance of common stock               15.0          25.4
 Repurchases of common stock                         (24.4)        (28.0)
 Dividends paid                                      (84.0)        (83.5)
                                                    ------        ------
     NET CASH USED IN FINANCING ACTIVITIES OF
        CONTINUING OPERATIONS                       (298.7)        (51.1)
                                                    ------        ------

Effect of exchange rates on cash                      (0.1)          3.2
                                                    ------        ------
Cash used in discontinued operations                 (37.7)        (16.0)
                                                    ------        ------
Net change in cash and cash equivalents               94.3         (76.8)
Cash and cash equivalents at beginning of year        97.0         215.1
                                                    ------        ------

CASH AND CASH EQUIVALENTS AT END OF QUARTER         $191.3        $138.3
                                                    ======        ======

SUPPLEMENTAL DATA:
Income taxes paid, net                              $ 63.6        $ 40.0
                                                    ======        ======

Interest paid                                       $ 45.8        $ 49.8
                                                    ======        ======

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) On April 1, 1998, Corning completed the recapitalization and sale of a controlling interest in its consumer housewares business to an affiliate of Borden, Inc. (the Consumer transaction). Corning received cash proceeds of $583 million in the second quarter and an additional $10.1 million in July due to normal closing balance sheet adjustments. Corning will continue to retain an 8 percent interest in the Corning Consumer Products Company. In addition, Corning could receive an additional payment of up to $15 million if certain financial targets are met by Corning Consumer Products Company for the three year period 1998 - 2000.

     Corning recorded an after-tax gain of $67.1 million, or $0.29 per share, in the second quarter. Corning used approximately $350 million of the proceeds to repay current borrowings and will use the remaining proceeds to fund restructuring activities and invest in its future operations.

     Corning's consolidated financial statements and notes thereto report the consumer housewares business as a discontinued operation. Prior period consolidated financial statements and notes have been restated accordingly.

     Summarized results of Corning's discontinued operations for the first half and second quarter of 1998 and 1997 are as follows (in millions, except per share amounts):

                                  Six Months Ended      Three Months Ended
                                 --------------------  ---------------------
                                 June 30,   June 30,    June 30,  June 30,
                                   1998       1997        1998       1997
                                   -----      -----       ----       ----

     Sales                         $116.8     $254.9                $126.0
                                   ======     ======                ======

     Income (loss) from operations,
       net of income taxes         $ (0.6)    $  8.6                $  2.0

     Gain on sale of consumer
       housewares Business, net
       of tax of $75.8 million       67.1                $ 67.1
                                   ------     ------     ------     ------

     Discontinued operations,
       net of income taxes         $ 66.5     $  8.6     $ 67.1     $  2.0
                                   ======     ======     ======     ======

     Basic earnings per share      $ 0.30     $ 0.04     $ 0.30     $ 0.01
                                   ======     ======     ======     ======

     Diluted earnings per share    $ 0.28     $ 0.03     $ 0.29     $ 0.01
                                   ======     ======     ======     ======

     The 1998 sales of $116.8 million and loss from operations of $0.6 million of the discontinued business includes results through March 31, 1998. Income from operations of the discontinued business includes an allocation of Corning's interest expense totaling $2.7 million for the six months ended June 30, 1998, and $3.8 million and $7.6 million for the second quarter and six months ended June 30, 1997, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.

     Net assets of discontinued operations consist primarily of receivables, inventory, plant and equipment, goodwill and other intangible assets, and other accrued liabilities.

(2) In the second quarter of 1998, Corning recorded a restructuring charge of $84.6 million ($49.2 million after tax and minority interest) or $0.21 per share. The charge is comprised of early retirement incentives and severance costs.

     The separation charge relates to approximately 650 employees, of which 500 have been terminated or notified of their termination at June 30, 1998. Management believes that the workforce reductions will significantly reduce operating costs and will be substantially completed within one year. Management believes that the costs of restructuring will be financed through operating cash flow and the proceeds from the Consumer transaction and does not anticipate any significant impact on its liquidity as a result of the restructuring plan.

(3) In June, 1998, Molecular Simulations, Inc. (MSI) merged with Pharmacopeia, Inc., a publicly traded company (NASDAQ: PCOP). Corning previously owned 35% of MSI and owns approximately 15% of the combined entity. Corning realized a gain of $20.5 million ($13.2 million after tax), or $0.06 per share, from this transaction.

(4) Basic earnings per share is computed by dividing net income less dividends on Series B convertible preferred stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income, increased in 1997 by dividends on convertible preferred stock, by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and, in 1997, dilutive common shares assumed to be issued on conversion of Corning's convertible securities.

     Common dividends of $41.5 million and $83.2 million were declared in the second quarter and first half of 1998, respectively, compared with $41.5 million and $82.8 million for the same periods in 1997.

     A reconciliation of the basic and diluted earnings per share computations for the first half and second quarters of 1998 and 1997 are as follows (in millions, except per share amounts):

                                   For the six months ended June 30,
                             ------------------------------------------------
                                     1998                      1997
                             ----------------------   -----------------------
                                   Weighted Per              Weighted  Per
                                   Average share             Average  share
                            Income  Shares Amount     Income  Shares  Amount
                             ------ ------  ------    ------- -------  ------

     Net income from
       continuing
       operations           $ 118.8                   $ 210.4
     Less:  Preferred
       stock dividends         (0.8)                     (0.8)
                            -------                   -------

     Basic earnings per
       share                  118.0  229.8   $0.51      209.6   227.2   $0.92
                                             =====                      =====

     Effect of Dilutive
      Securities
      Options                          3.5                        4.9
      Convertible monthly
        income preferred
        securities                                        6.9    11.5
      Convertible preferred
        stock                                             0.8     1.0
                            -------  -----            -------   -----

     Diluted earnings per
       share                $ 118.0  233.3   $0.51    $ 217.3   244.6   $0.89
                            =======  =====   =====    =======   =====   =====

                                  For the three months ended June 30,
                            -------------------------------------------------
                                     1998                      1997
                            -----------------------  ------------------------
                                   Weighted Per              Weighted  Per
                                   Average share             Average  share
                            Income  Shares Amount     Income  Shares  Amount
                             ------ ------- ------    -------  ------  ------

     Net income from
       continuing
       operations            $ 56.7                   $125.0
     Less:  Preferred
       stock dividends         (0.4)                    (0.4)
                             ------                   ------

     Basic earnings per
       share                   56.3  229.9   $0.24     124.6   227.8   $0.55
                                             =====                     =====

     Effect of Dilutive
      Securities
      Options                          4.0                       5.5
      Convertible monthly
        income preferred
        securities                                       3.5    11.5
      Convertible preferred
        stock                                            0.4     1.0
                             ------  -----            ------   -----

     Diluted earnings per
       share                 $ 56.3  233.9   $0.24    $128.5   245.8   $0.52
                             ======  =====   =====    ======   =====   =====


     At June 30, 1998, Corning had convertible monthly income preferred securities which paid dividends of $3.5 million and were convertible into
     11.5 million shares of common stock. In addition, Corning had convertible preferred stock which paid dividends of $0.4 million at June 30, 1998 and were convertible into 0.9 million shares of common stock. These shares were not included in the calculation of diluted earnings per share due to the anti-dilutive effect they would have had on earnings per share if converted.

(5) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                   June 30,   December 31,
                                                     1998         1997
                                                   --------    -----------
     Finished goods                               $  250.8      $  193.5
     Work in process                                 116.7         107.3
     Raw materials and accessories                    92.3          84.3
     Supplies and packing materials                   69.9          64.0
                                                  --------      --------
     Total inventories valued at current cost        529.7         449.1
     Reduction to LIFO valuation                     (65.0)        (20.8)
                                                  --------      --------
                                                  $  464.7      $  428.3
                                                  ========      ========

(6) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                                   June 30,   December 31,
                                                     1998         1997
                                                   --------   ------------
     Land                                         $   51.0      $   51.4
     Buildings                                       842.3         842.6
     Equipment                                     3,295.4       3,107.2
     Accumulated depreciation                     (1,830.2)     (1,733.3)
                                                  --------      --------
                                                  $2,358.5      $2,267.9
                                                  ========      ========

(7) Corning's change in stockholders' equity from non-stockholder transactions for the periods ended June 30, 1998 and 1997 was $218.1 million and $195.3 million, and includes net income of $185.3 million and $219.0 million and foreign currency translation adjustments of $21.1 million and ($23.7) million, respectively. In addition, Corning recorded unrealized gains on marketable securities of $11.7 million in the period ending June 30, 1998.

(8) In January, 1998, Corning completed a financing transaction related to certain production equipment which resulted in net cash proceeds of approximately $15 million. There was no gain or loss recorded or material change to the balance sheet as a result of this transaction.

(9) On July 8, 1998, Dow Corning Corporation, 50% owned by each Corning and The Dow Chemical Corporation, announced that the Federal Bankruptcy Court accepted an agreement in principle between the debtor and the Tort Claimants Committee in which Dow Corning will settle outstanding breast implant claims. The agreement is subject to final documentation, approval and/or appeal by all parties involved with the bankruptcy. Corning continues to believe that it is impossible to predict if and when Dow Corning will successfully emerge from Chapter 11 proceedings.

(10) On December 31, 1996, Corning distributed all of the shares of Quest Diagnostics Incorporated and Covance, Inc. to its shareholders on a pro rata basis. As described in Note 19 to Corning's 1997 consolidated financial statements included in its Annual Report of Form 10-K, as amended on July 8, 1998, Corning has agreed to indemnify Quest Diagnostics on an after-tax basis, for the settlement of certain governmental claims and certain other claims that were pending at December 31, 1996. Corning recorded a reserve of approximately $25 million which is equal to management's best estimate of amounts which are probable of being paid by Corning to Quest Diagnostics to satisfy the indemnified claims on an after-tax basis.

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

ITEM 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                              Results of Operations



Continuing operations

Net sales for the second quarter and first half of 1998 totaled $855.9 million and $1.65 billion, respectively, compared to 1997 net sales from the same operations of $905.5 million and $1.72 billion, respectively. Net income from continuing operations totaled $56.7 million in the second quarter 1998, compared with second quarter net income from the same operations of $125.0 million in 1997. Net income from continuing operations for the first half of 1998 totaled $118.8 million, compared to $210.4 million for the same period in 1997. Second quarter and first half 1998 results reflect the continued effect of Asia's instability on several of Corning's consolidated businesses, increased research and development spending compared to the first half of 1997 and certain nonrecurring items.

In the second quarter of 1998, Corning recorded a restructuring charge of $84.6 million ($49.2 million after tax) for early retirement incentives and severance costs. Approximately $33 million of the charge related to workforce reductions in corporate staffs groups. The charge related to the Specialty Materials and Communications operating segments approximated $27 million and $24.6 million, respectively. Additional information on the restructuring charge is included in
Note 2 to the consolidated financial statements.

Also in the second quarter of 1998, Corning recorded a non-operating gain of $20.5 million ($13.2 million after tax) resulting from the merger of Molecular Simulations, Inc. (MSI) and Pharmacopeia, Inc. a publicly traded company (NASDAQ: PCOP). Corning previously owned 35% of MSI and owns approximately 15% of the combined entity.

The following table summarizes the impact of these non-recurring items on Corning's second quarter and first half 1998 net income from continuing operations and diluted earnings per share:

                                Six months ended    Three months ended
                                    June 30,             June 30,
                                ----------------    -------------------
                                 1998      1997       1998     1997
                                 -----     ----        ----    -----

Net income
   Before special items        $ 154.8   $ 210.4     $ 92.7   $ 125.0
   Provision for restructuring   (49.2)               (49.2)
   Non-operating gain             13.2                 13.2
                               -------   -------     -------   ------

Net income from continuing
  operations                   $ 118.8   $ 210.4     $ 56.7   $ 125.0
                               =======   =======     ======   =======

Diluted earnings per share
   Before special items        $  0.66   $  0.89     $ 0.39   $  0.52
   Provision for restructuring   (0.21)               (0.21)
   Non-operating gain             0.06                 0.06
                               -------   -------     ------   -------

Net income from continuing
  operations                   $  0.51   $  0.89     $ 0.24   $  0.52
                               =======   =======     ======   =======


As shown, excluding the restructuring charge and non-operating gain, Corning's diluted earnings per share decreased 25% and 26%, in the second quarter and first half of 1998, respectively, while net income from continuing operations decreased 26% for both periods.

Segment overview

Sales and earnings in the Communications segment, excluding the impact of special items, decreased in both the second quarter and first half of 1998 due primarily to lower prices in the optical fiber business. Earnings in the opto-electronic businesses were also impacted by increased research and development spending. Optical fiber sales reflect strong volume growth in the domestic fiber markets for the second quarter and first half of 1998, which was more than offset by volume decreases in the international fiber markets during the first quarter and first half of 1998 and continued pricing pressures, particularly within the international fiber markets. Sales in the photonic technologies business were down slightly in the second quarter from 1997, but have increased year to date primarily due to the acquisition of Corning OCA in April, 1997. Earnings in this business, excluding the impact of special items, decreased and resulted in a loss in the second quarter and first half of 1998 due to increased research and development spending and costs associated with startup of a new factory. Sales and earnings within the information display businesses decreased in the second quarter and first half of 1998, primarily due to volume and price declines attributed to the increased competition from Asia and a scheduled glass furnace repair that was completed in the beginning of the second quarter.

Sales in the Specialty Materials segment increased slightly and earnings, excluding the impact of special items, declined in the second quarter and first half of 1998 compared to the same periods in 1997. Revenue gains in the advanced materials and science products businesses were more than offset by increased research and development spending and expansion related costs in the advanced material business.

Taxes on Income

Corning's effective tax rate for continuing operations, excluding the impact of special items, was 32.5% for the second quarter and first half of 1998, compared to 34% for the same periods in 1997. The lower 1998 rate is due to a higher percentage of Corning's earnings resulting from consolidated entities with lower effective tax rates.

Equity in Earnings

Equity in earnings of associated companies increased significantly in the second quarter, from $24.2 million in 1997 to $32.7 million in 1998, and in the first half of the year from $31 million in 1997 to $60.2 million in 1998. The growth in equity earnings is primarily the result of strong performance and foreign currency exchange gains at Samsung Corning Co., Ltd. This favorable performance trend at Samsung Corning is not expected to continue in the second half of 1998. Decreased earnings from the optical fiber equity companies were offset by the absence of costs incurred in 1997 associated with new equity ventures in the information display businesses.

Discontinued operations

Income from discontinued operations for the second quarter of 1998 totaled $67.1 million, or $0.29 per share, compared to income of $2.0 million, or $0.01 per share, in 1997 and represented the after-tax gain from the recapitalization and sale of a controlling interest in the consumer housewares business (the Consumer transaction). Income from discontinued operations for the first half of 1998 totaled $66.5 million, or $0.28 per share, compared income of $8.6 million, or $0.03 per share, in 1997.

Liquidity and Capital Resources

Corning's working capital increased from $241.4 million at the end of 1997 to $459.5 million at June 30, 1998. The ratio of current assets to current liabilities was 1.5 at the end of the second quarter of 1998 compared to 1.3 at year-end 1997. The increase in working capital and the ratio of current assets to current liabilities is due primarily to the proceeds from the Consumer transaction, net of transaction related liabilities, exceeding the repayment of current debt and reserve for restructuring activities. Corning's long-term debt as a percentage of total capital was 34% at the end of the second quarter 1998 compared to 36% at year-end 1997. The decrease in the long-term debt percentage is primarily due to the increase in stockholders' equity.

Cash and short-term investments increased over year-end 1997 by $94.3 million, due to operating and investing activities which provided cash of $183.9 million and $246.9 million, respectively, partially offset by cash used in financing activities of $298.7 million. Net cash provided by operating activities decreased for the first half of 1998 over the same period in 1997 due to a decrease in earnings, which more than offset a decrease in cash used for working capital. Net cash provided by investing activities increased in the first half of 1998 over the same period in 1997 primarily due to the proceeds received from the Consumer transaction. Corning used a portion of the proceeds to repay long-term debt causing an increase in cash used in financing activities over the same period in 1997. Net cash used in discontinued operations in the first half of 1998 increased over 1997 as a result of costs related to the Consumer transaction.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Corning currently enters into derivatives in the form of foreign currency hedge instruments to reduce its exposure to exchange rate risk on foreign source income and purchases. Under FAS 133, gains and losses associated with foreign currency hedges will be reported as part of the cumulative translation adjustment. Management believes that its current foreign currency hedge instruments qualify as hedges under FAS 133. FAS 133 is effective for fiscal years beginning after June 15, 1999, and is not expected to have a material effect on Corning's financial position or results of operations.

Year 2000

Corning has performed an assessment of required modifications or replacement of its internal software to become Year 2000 compliant. Incremental spending for software modifications and testing required for Year 2000 are currently estimated to be approximately $10 million, with the majority expected to be incurred in 1998. Corning's target date for completing its Year 2000 modifications for mission critical systems is December 31, 1998 with additional modifications for non-critical systems to be completed in 1999.

The Year 2000 issue also creates risk for Corning from unforeseen problems from suppliers and other third parties with whom Corning deals. Corning has initiated formal communications with all of its significant suppliers and other third parties to determine the extent to which Corning is vulnerable to third parties' failures to remediate their own potential problems related to the Year 2000. The inability of Corning or significant third parties to adequately address Year 2000 issues could cause inefficiencies in Corning's business operations.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The statements in this Form 10-Q which are not historical facts or information are forward-looking statements. These forward-looking statements are based on expectations, estimates, and projections about the industries in which Corning operates. These forward-looking statements are not guarantees of future performance. They involve risks and uncertainties that may cause the outcome to be materially different. Such risks and uncertainties include, but are not limited to, global economic conditions, product demand and industry capacity, reliance on large customers, competitive products and pricing, manufacturing efficiencies, costs reductions, availability and costs of critical materials, new product development and commercialization, manufacturing capacity, facility expansions and new plant start-up costs, the effect of regulatory and legal developments, capital resource and cash flow activities, capital spending, equity company activities, interest costs, foreign exchange rates, divestiture activity, the rate of technology change, ability to enforce patents and other risks detailed in Corning's 1997 Form 10-K, as amended on July 8, 1998.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 13 hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $23 million for its estimated liability for environmental cleanup and litigation at June 30, 1998.

Breast-implant Litigation. Dow Corning Bankruptcy: On May 15, 1995, Dow Corning Corporation sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The effect of the bankruptcy is to stay the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions. On December 2, 1996, Dow Corning filed its first Plan of Reorganization in the bankruptcy case. On January 10, 1997, the Tort Claimants Committee and the Commercial Creditors Committee filed a joint motion to modify Dow Corning's exclusivity with respect to filing a plan of reorganization, requesting the right to file their own competing plan. The motion was denied by the Bankruptcy Court in May 1997. On August 25, 1997, Dow Corning filed its First Amended Plan of Reorganization in the bankruptcy case. After several days of hearings in November 1997 to consider the disclosure statement pertaining to the Plan, the Bankruptcy Court identified several potential issues with the Amended Plan and set February 17, 1998 as the date for Dow Corning to file further amendments. On February 17,
1998, Dow Corning filed its Second Amended Plan of Reorganization.    The
Bankruptcy Court held hearings in April, 1998 to consider the disclosure statement proposed by Dow Corning with this Plan and to consider objections and motions made by the Tort Claimants. While the Bankruptcy Court had these matters under consideration, Dow Corning and the Tort Claimants held a series of meetings facilitated by a court-appointed mediator. On July 8, 1998, the Court announced that Dow Corning and the Tort Claimants had reached an agreement in principle on the treatment of tort claims within a consensual plan of reorganization. The agreement provides for a grid of settlement values analogous to those in the Revised Global Settlement offered by other makers of silicone breast implants and sets up a litigation facility to address the claims of those claimants who decline the settlement and prefer a jury trial. The parties have agreed upon a schedule of payments that Dow Corning must make to fund the settlement and the litigation facility, subject to certain annual limitations and an overall limit on the total funding to be provided by Dow Corning. These agreements remain subject a number of contingencies, including: the need to reach separate agreements with certain other creditor constituencies; court approval of a revised disclosure statement; a favorable
vote within each creditor class; and court confirmation of the plan.   While the
agreement in principle between Dow Corning and the Tort Claimants represents a significant milestone, the confirmation hearings are not likely to be scheduled before the first quarter of 1999, and appeals may take the balance of the year.

The breast implant claims against Dow Corning's shareholders (Corning and The Dow Chemical Company), which allege a variety of direct or indirect theories why they should have liability for Dow Corning's implant products, were in 1997 (with a few exceptions) transferred to the United States District Court for the Eastern District of Michigan, Southern District (the "Michigan Federal Court") for coordinated proceedings with the similar cases against Dow Corning. These transfers resulted from motions made to the Michigan Federal Court in mid-1995. The Michigan Federal Court granted transfer as to claims against Dow Corning only, and declined to order transfer of the claims against the shareholders.
The transfer motion as to the shareholders was later granted as a result of appellate rulings by the United States Court of Appeals for the Sixth Circuit entered in June 1996 and May 1997. As mandated by the Sixth Circuit, the Michigan Federal Court entered the transfer order on May 13, 1997 to transfer to it those breast implant cases against the shareholders pending in state courts around the country or in federal court As the single exception to date, the Michigan Federal Court declined to order the transfer of a Louisiana case, which was already in the midst of a lengthy trial against Dow Chemical. At the end of the liability phase of that trial, the jury rendered a verdict against Dow Chemical, finding it liable with respect to Dow Corning's implant products. Dow Chemical has taken an appeal to a state appellate court in Louisiana.

In related developments, a Panel of Scientific Experts appointed by Judge Pointer in the coordinated federal implant cases in the Northern District of Alabama was asked to address certain questions pertinent to the disease causation issues in the cases against Dow Corning or its shareholders. The Panel held hearings in 1997 and is expected to issue its report by September
30, 1998. In April 1997, Dow Corning filed in the Bankruptcy Court an omnibus objection to all claims in the bankruptcy to the extent based on the alleged causation of disease by silicones. Dow Corning also filed a motion for summary judgment that asserts that the disease claims are not supported by any admissible scientific evidence of disease causation. The Michigan Federal Court has set a schedule for considering the objection and the related motion after the Panel of Scientific Experts issues its report.

Implant Tort Lawsuits: As a result of its success in obtaining summary judgment in the federal coordinating court, and through similar motions in state courts, and through the transfer orders mentioned above, Corning has substantially limited the number of breast implant cases pending against it. From 1991 through August 1, 1998, Corning had been named in approximately 11,475 state and federal tort lawsuits, some of which were filed as class actions or on behalf of multiple claimants. In 1992, the federal breast implant cases were coordinated for pretrial purposes in the United States District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In 1993, Corning obtained an interlocutory order of summary judgment, which was made final in April 1995, thereby dismissing Corning from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. The District Court thereafter entered orders in May and June 1997 directing that Corning be dismissed from each case pending in or later transferred to that Court. That order dismissing Corning encompassed hundreds of state court cases that were removed to federal court and transferred to the Northern District of Alabama after Dow Corning filed for bankruptcy protection. In state court litigation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. On July 30, 1997, the judgment in California became final when the Supreme Court of California dismissed further review as improvidently granted as to Corning. In Louisiana, Corning was awarded summary judgment dismissing all claims by plaintiffs and a cross-claim by Dow Chemical on February 21, 1997. On February 11, 1998, this judgment was vacated as premature by the intermediate appeals court in Louisiana. On July 2, 1998, the Louisiana Supreme Court denied an application for a writ permitting early review in that court. Corning expects to renew its motion for summary judgment after additional pretrial proceedings.
Approximately 1,500 additional plaintiffs have sought to intervene in the pending Louisiana state action. Both Dow Chemical and Corning have opposed intervention on the grounds, among others, that all individual cases were transferred to the Michigan Federal Court by the orders entered in May 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 60 pending cases (including some cases with multiple claimants), but Corning is not named as a defendant in the Master Complaint, which contains claims against Dow Chemical only. Corning has moved for summary judgment in the Michigan Federal Court to dismiss these remaining cases by plaintiffs as well as the third party complaint and all cross-claims by Dow Chemical. Plaintiffs have taken no position on that Corning motion. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998 but has not yet ruled.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

          (a) The annual meeting of shareholders of the registrant was held on April 30, 1998.

          (b) The following nominees for the office of director, provided in the registrant's proxy statement dated March 11, 1998, which appears as Exhibit #23 to this report, were elected by the following number of shareholder votes for and withheld:

                                              For            Withheld

          Roger G. Ackerman               196,873,240        2,497,016
          Lawrence S. Eagleburger         196,867,473        2,502,783
          John H. Foster                  196,958,831        2,411,425
          Norman E. Garrity               196,921,208        2,449,049
          Catherine A. Rein               196,965,689        2,404,567
          William D. Smithburg            196,719,141        2,651,116


          The following persons continue as directors:

          Robert Barker
          John Seely Brown
          Van C. Campbell
          Gordon Gund
          John M. Hennessy
          James R. Houghton
          James W. Kinnear
          John W. Loose
          James J. O'Connor
          Henry Rosovsky
          H. Onno Ruding

     (c)  1.     The proposed 1998 Variable Compensation Plan which provides for the payment of additional compensation to the registrant's executive officers whose compensation may be subject to the deductibility provisions of Section 162(m) of the Internal
                 Revenue Code was approved by vote of the shareholders as follows: 192,837,605 affirmative votes, 4,969,401 negative votes, 1,560,696 abstentions, and 2,554 broker nonvotes.
                 The Variable Compensation Plan provides for the award of performance-based annual cash incentives. A more extensive description of this proposal is found in the registrant's proxy statement dated March 11, 1998, filed with the Securities and Exchange Commission as a definitive proxy statement on March 9, 1998, which is incorporated by reference in this Form 10-Q.

            2. Management's proposal of the 1998 Worldwide Employee Share Purchase Plan in which the registrant may make available for sale to employees up to 2,000,000 shares of its common stock at a price equal to 85% of the market value on the first or last day of each calendar quarter, whichever is lower, was approved by vote of the shareholders as follows:
                 196,352,285 affirmative votes, 1,921,603 negative votes, 1,095,068 abstentions, and 1,301 broker nonvotes. A more extensive description of this proposal is found in the registrant's proxy statement dated March 11, 1998, filed with the Securities and Exchange Commission as a definitive proxy statement on March 9, 1998, which is incorporated by reference in this Form 10-Q.

            3. Management's proposal on the 1998 Employee Equity Participation Program was adopted by vote of the shareholders as follows:
                 186,234,876 affirmative votes, 12,017,269 negative votes, 1,116,756 abstentions, and 1,356 broker nonvotes. The 1998 Employee Equity Participation Program covering up to 8,960,149 shares of common stock consists of two plans: (i.) a Stock Option Plan and (ii.) an Incentive Stock Plan. Under terms of the Stock Option Plan, eligible employees may be granted either non-qualified or incentive stock options, or both, to purchase shares of the registrant's common stock at prices not less than 100% of fair market value at the date of grant. Under terms of the Incentive Stock Plan, eligible employees may be granted shares, the right to receive shares of the registrant's common stock, the equivalent value in cash or a combination thereof. A more extensive description of this proposal is found in the registrant's proxy statement dated March 11, 1998, filed with the Securities and Exchange Commission as a definitive proxy statement on March 9, 1998, which is incorporated by reference in this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See the Exhibit Index which is located on page 20.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated April 13, 1998, was filed in connection with the Registrant's sale and divestiture of a controlling interest in its worldwide consumer housewares business.

          A report on Form 8-K dated April 17, 1998, was filed in connection with the Registrant's first quarter results.

Other items under Part II are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CORNING INCORPORATED
                                            (Registrant)





   August 7, 1998                      /s/ ROGER G. ACKERMAN
   --------------               ------------------------------------
        Date                             Roger G. Ackerman
                                Chairman and Chief Executive Officer





   August 7, 1998                        /s/ JAMES B. FLAWS
   --------------               -------------------------------------
        Date                               James B. Flaws
                                 Senior Vice President, Treasurer
                                    and Chief Financial Officer





   August 7, 1998                     /s/ KATHERINE A. ASBECK
   --------------               -------------------------------------
        Date                            Katherine A. Asbeck
                                   Vice President and Controller

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

          23        Registrant's proxy statement dated
                    March 11, 1998, filed with the
                    Securities and Exchange Commission
                    as a definitive proxy statement on
                    March 9, 1998, is incorporated
                    herein by reference

          27        Financial Data Schedule