Form 10-Q
period 1998-09-30
CORNING INC /NY
filed 1998-11-10
CIK 24741

- 45 -



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1998

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

231,163,703 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of October 16, 1998.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page

 Consolidated Statements of Income for the nine months and
   three months ended September 30, 1998 and 1997               3

 Consolidated Balance Sheets at September 30, 1998 and
   December 31, 1997                                            4

 Consolidated Statements of Cash Flows for the nine months
   ended September 30, 1998 and 1997                            5

 Notes to Consolidated Financial Statements                     6


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

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

                                Nine Months Ended     Three Months Ended
                                    Sept. 30,              Sept. 30,
                               --------------------   -------------------
                                  1998      1997        1998      1997
                               ---------  ---------   ---------  --------
Revenues
 Net sales                     $2,557.2   $2,614.5    $906.5     $891.9
 Royalty, interest and
  dividend income                  32.9       28.4      11.8        9.4
 Non-operating gain                20.5
                               --------   --------    ------     ------
                                2,610.6    2,642.9     918.3      901.3

Deductions
 Cost of sales                  1,595.2    1,515.9     550.1      524.9
 Selling, general and
  administrative expenses         352.1      401.7     112.6      134.0
 Provision for restructuring       84.6
 Research and development
  expenses                        213.8      175.1      71.6       70.7
 Interest expense                  43.8       56.9      11.3       16.2
 Other, net                        40.4       10.4      10.7        5.4
                               --------   --------    ------     ------

Income from continuing
   operations before taxes
   on income                      280.7      482.9     162.0      150.1
Taxes on income from
   continuing operations           84.1      161.2      49.2       48.0
                               --------   --------    ------     ------

Income from continuing
   operations before minority
   interest and equity earnings   196.6      321.7     112.8      102.1
Minority interest in earnings
   of subsidiaries                (38.6)     (56.2)    (20.3)     (22.9)
Dividends on convertible
   preferred securities of
   subsidiary                     (10.3)     (10.3)     (3.4)      (3.4)
Equity in earnings of
   associated companies            75.5       62.0      15.3       31.0
                               --------   --------    ------     ------

Income from continuing
   operations                     223.2      317.2     104.4      106.8
Income from discontinued
   operations, net of income
   taxes                           66.5       14.1                  5.5
                               --------   --------    ------     ------

Net Income                     $  289.7   $  331.3    $104.4     $112.3
                               ========   ========    ======     ======

Basic Earnings Per Share
 Continuing operations         $   0.97   $   1.39    $ 0.45     $ 0.47
 Discontinued operations           0.29       0.06                 0.02
                               --------   --------    ------     ------
                               $   1.26   $   1.45    $ 0.45     $ 0.49
                               ========   ========    ======     ======

Diluted Earnings Per Share
 Continuing operations         $   0.95   $   1.34    $ 0.44     $ 0.45
 Discontinued operations           0.28       0.05                 0.02
                               --------   --------    ------     ------
                               $   1.23   $   1.39    $ 0.44     $ 0.47
                               ========   ========    ======     ======

Dividends Declared             $   0.54   $   0.54    $ 0.18     $ 0.18
                               ========   ========    ======     ======

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

                                                September 30, December 31,
                    ASSETS                           1998         1997
                                                ------------- -----------
CURRENT ASSETS
 Cash                                             $   23.8     $    61.0
 Short-term investments, at cost, which
   approximates market value                          69.2          36.0
 Accounts receivable, net of doubtful
   accounts and allowances - $10.4/1998;
   $10.7/year-end 1997                               593.5         559.7
 Inventories                                         450.5         428.3
 Deferred taxes on income and other
   current assets                                    143.8         114.1
                                                  --------      --------
     Total current assets                          1,280.8       1,199.1
                                                  --------      --------

INVESTMENTS
 Associated companies, at equity                     347.9         292.9
 Others, at cost or fair market value                 53.9          17.1
                                                  --------      --------
                                                     401.8         310.0
                                                  --------      --------

PLANT AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                          2,457.2       2,267.9

GOODWILL AND OTHER INTANGIBLE ASSETS,
 NET OF ACCUMULATED AMORTIZATION
   $65.2/1998; $51.5/year-end 1997                   283.2         294.2

OTHER ASSETS                                         337.3         263.1

NET ASSETS FROM DISCONTINUED OPERATIONS                            357.6
                                                  --------      --------
                                                  $4,760.3      $4,691.9
                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Loans payable                                    $   60.4      $  213.0
 Accounts payable                                    213.8         300.0
 Other accrued liabilities                           582.9         444.7
                                                  --------      --------
     Total current liabilities                       857.1         957.7
                                                  --------      --------

OTHER LIABILITIES                                    658.7         627.5
LOANS PAYABLE BEYOND ONE YEAR                      1,093.3       1,125.8
MINORITY INTEREST IN SUBSIDIARY COMPANIES            362.1         349.3
CONVERTIBLE PREFERRED SECURITIES OF
 SUBSIDIARY                                          365.5         365.3
CONVERTIBLE PREFERRED STOCK                           18.4          19.8
COMMON STOCKHOLDERS' EQUITY
 Common stock, including excess over par value
   and other capital - Par value $0.50 per
   share; Shares authorized: 500 million;
   Shares issued: 265.3 million/1998 and
   264.3 million/year-end 1997                       748.4         707.2
 Retained earnings                                 1,459.5       1,296.0
 Less cost of 34.2 million/1998 and 32.7
   million/year-end 1997 shares of common
   stock in treasury                                (781.0)       (724.5)
 Unrealized loss on marketable securities             (0.5)
 Cumulative translation adjustment                   (21.2)        (32.2)
                                                  --------      --------
     Total common stockholders' equity             1,405.2       1,246.5
                                                  --------      --------
                                                  $4,760.3      $4,691.9
                                                  ========      ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     1998            1997
                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $289.7          $331.3
 Adjustments to reconcile net income
    to net cash provided by operating
    activities from continuing operations:
   Income from discontinued operations               (66.5)          (14.1)
   Depreciation and amortization                     233.0           230.2
   Equity in earnings of associated companies
      in excess of dividends received                (57.6)          (25.0)
   Minority interest in earnings of
      subsidiaries in excess of dividends paid        25.9            44.8
   (Gain) loss on disposition of properties
      and investments                                  6.6            (5.6)
   Non-operating gain                                (20.5)
   Provision for restructuring, net of cash spent     79.2
   Deferred tax benefit                              (20.7)          (19.7)
   Other                                              67.2            53.6
 Changes in operating assets and liabilities:
   Accounts receivable                               (44.3)          (78.7)
   Inventory                                         (19.1)          (73.8)
   Other current assets                                5.2           (30.8)
   Accounts payable and other current liabilities    (73.7)          (52.0)
                                                    ------          ------
     NET CASH PROVIDED BY OPERATING ACTIVITIES OF
        CONTINUING OPERATIONS                        404.4           360.2
                                                    ------          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant and equipment                   (522.9)         (406.0)
 Acquisitions of businesses                           (5.7)          (32.0)
 Net proceeds from disposition of properties
    and investments                                  100.5            55.9
 Proceeds from divestiture of consumer housewares
    business                                         593.1
 Increase in long-term investments                  (101.3)           (7.6)
 Other, net                                           13.4             1.9
                                                    ------          ------
     NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES OF CONTINUING OPERATIONS           77.1          (387.8)
                                                    ------          ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                     199.7            68.3
 Repayments of loans                                 (43.3)          (27.6)
 Repayments of loans with proceeds from
    divestiture of consumer housewares business     (343.0)
 Proceeds from issuance of common stock               16.1            33.7
 Repurchases of common stock                         (50.7)          (41.5)
 Dividends paid                                     (126.3)         (125.7)
                                                    ------          ------
     NET CASH USED IN FINANCING ACTIVITIES OF
        CONTINUING OPERATIONS                       (347.5)          (92.8)
                                                    ------          ------

Effect of exchange rates on cash                       4.3             3.6
                                                    ------          ------
Cash used in discontinued operations                (142.3)          (20.7)
                                                    ------          ------
Net change in cash and cash equivalents               (4.0)         (137.5)
Cash and cash equivalents at beginning of year        97.0           215.1
                                                    ------          ------

CASH AND CASH EQUIVALENTS AT END OF QUARTER         $ 93.0          $ 77.6
                                                    ======          ======

SUPPLEMENTAL DATA:
Income taxes paid, net                              $117.5          $121.6
                                                    ======          ======

Interest paid                                       $ 77.1          $ 82.4
                                                    ======          ======

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Basic earnings per share is computed by dividing net income less dividends on Series B convertible preferred stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income, increased in 1998 by dividends on convertible preferred stock, by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and dilutive common shares assumed to be issued on conversion of Corning's convertible securities, which in 1997 includes convertible preferred stock.

     Common dividends of $41.9 million and $125.2 million were declared in the third quarter and third quarter year to date 1998, respectively, compared with $41.6 million and $124.5 million for the same periods in 1997.

     A reconciliation of the basic and diluted earnings per share computations for the third quarter year to date and third quarters of 1998 and 1997 are as follows (in millions, except per share amounts):

                                 For the nine months ended September 30,
                             -------------------------------------------------
                                      1998                      1997
                             ----------------------    -----------------------
                                    Weighted  Per             Weighted   Per
                                    Average  share            Average   share
                             Income  Shares  Amount    Income  Shares   Amount
                             ------  ------  ------    ------  ------  ------
     Net income from
      continuing operations  $223.2                    $317.2
     Less:  Preferred stock
      dividends                 1.2                       1.2
                             ------                    ------

     Basic earnings per
      share                   222.0   229.7   $0.97     316.0    227.7  $1.39
                                              =====                     =====

     Effect of Dilutive
      Securities
      Options                           2.7                        4.9
      Convertible monthly
       income preferred
       securities              10.3    11.5              10.3     11.5
      Convertible preferred
       stock                                              1.2      1.0
                             ------   -----            ------    -----

     Diluted earnings per
      share                  $232.3   243.9   $0.95    $327.5    245.1  $1.34
                             ======   =====   =====    ======    =====  =====

                                 For the three months ended September 30,
                             -------------------------------------------------
                                      1998                      1997
                             ----------------------    -----------------------
                                    Weighted  Per             Weighted   Per
                                    Average  share            Average   share
                             Income  Shares  Amount    Income  Shares   Amount
                             ------  ------  ------    ------  ------  ------
     Net income from
      continuing operations  $104.4                    $106.8
     Less:  Preferred stock
      dividends                 0.4                       0.4
                             ------                    ------

     Basic earnings per
      share                   104.0   229.5   $0.45     106.4    228.7  $0.47
                                              =====                     =====

     Effect of Dilutive
      Securities
      Options                           1.2                        5.3
      Convertible monthly
       income preferred
       securities               3.4    11.5               3.4     11.5
      Convertible preferred
       stock                                              0.4      1.0
                             ------   -----            ------    -----

     Diluted earnings per
      share                  $107.4   242.2   $0.44    $110.2    246.5  $0.45
                             ======   =====   =====    ======    =====  =====

     At September 30, 1998, Corning had convertible preferred stock which paid dividends of $0.4 million and were convertible into 0.9 million shares of common stock. These shares were not included in the calculation of diluted earnings per share due to the anti-dilutive effect they would have had on earnings per share if converted.

(2) On April 1, 1998, Corning completed the recapitalization and sale of a controlling interest in its consumer housewares business to an affiliate of Borden, Inc. (the Consumer transaction). Corning received cash proceeds of $593 million and will continue to retain an 8 percent interest in the Corning Consumer Products Company. In addition, Corning could receive an additional payment of up to $15 million if certain financial targets are met by Corning Consumer Products Company for the three year period 1998 - 2000.

     Corning recorded an after-tax gain of $67.1 million, or $0.29 per share, in the second quarter of 1998. Corning used approximately $350 million of the proceeds to repay current borrowings and will use the remaining proceeds to fund restructuring activities and invest in its future operations.

     Corning's consolidated financial statements and notes thereto report the consumer housewares business as a discontinued operation. Prior period consolidated financial statements and notes have been restated accordingly. Net assets of discontinued operations consist primarily of receivables, inventory, plant and equipment, goodwill and other intangible assets, and other accrued liabilities.

(3) In the second quarter of 1998, Corning recorded a restructuring charge of $84.6 million ($49.2 million after tax and minority interest), or $0.21 per share. The charge is comprised of early retirement incentives and severance costs. As of September 30, 1998, $5.1 million of restructuring and severance related costs have been incurred.

     The restructuring charge relates to approximately 650 employees, of which 527 have been terminated or notified of their termination at September 30, 1998. Management believes that the workforce reductions will significantly reduce operating costs and will be substantially completed within one year. Management believes that the costs of restructuring will be financed through operating cash flows and the proceeds from the Consumer transaction and does not anticipate any significant impact on its liquidity as a result of the restructuring plan.

(4) In June, 1998, Molecular Simulations, Inc. (MSI) merged with Pharmacopeia, Inc., a publicly traded company (NASDAQ: PCOP). Corning previously owned 35% of MSI and owns approximately 15% of the combined entity. Corning realized a gain of $20.5 million ($13.2 million after tax), or $0.06 per share, from this transaction.

(5) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------  ------------
     Finished goods                               $186.2         $193.5
     Work in process                               116.9          107.3
     Raw materials and accessories                  95.3           84.3
     Supplies and packing materials                 70.2           64.0
                                                  ------         ------
     Total inventories valued at current cost      468.6          449.1
     Reduction to LIFO valuation                   (18.1)         (20.8)
                                                  ------         ------
                                                  $450.5         $428.3
                                                  ======         ======

(6) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                              September 30,   December 31,
                                                   1998          1997
                                              -------------  ------------
     Land                                       $    53.0      $    51.4
     Buildings                                      867.0          842.6
     Equipment                                    3,429.1        3,107.2
     Accumulated depreciation                    (1,891.9)      (1,733.3)
                                                ---------      ---------
                                                $ 2,457.2      $ 2,267.9
                                                =========      =========

(7) Corning's change in stockholders' equity from non-stockholder transactions for the periods ended September 30, 1998 and 1997 was $300.2 million and $307.0 million, and includes net income of $289.7 million and $331.3 million and foreign currency translation adjustments of $11.0 million and ($24.3) million, respectively. In addition, Corning recorded unrealized losses on marketable securities of $0.5 million in the period ending September 30, 1998.

(8) In January, 1998, Corning completed a financing transaction related to certain production equipment which resulted in net cash proceeds of approximately $15 million. There was no gain or loss recorded or material change to the balance sheet as a result of this transaction.

(9) In October, 1998, Corning sold Corning Samco Corporation (SAMCO) to Sybron Laboratory Products Corporation for approximately $39 million. Corning expects to recognize a modest gain on the sale. SAMCO manufactures disposable plastic products and was included in the science products division of the Specialty Materials Segment.

(10) Dow Corning Corporation, in which Corning has a 50% interest, has reported to the Federal Bankruptcy Court that agreements in principle have been reached with the Tort Claimants' Committee and that it expects to file a plan of reorganization during November, 1998. The plan of reorganization will require a favorable vote by many classes of creditors, as well as court approval, and may be subject to appeals. Confirmation hearings are not likely to be scheduled before the second quarter of 1999 and appeals may occur through the remainder of the year. The recent developments tend to increase the probability that Dow Corning will successfully emerge from Chapter 11 proceedings, but the timing and eventual outcome of these proceedings are inherently uncertain.

(11) On December 31, 1996, Corning distributed all of the shares of Quest Diagnostics Incorporated and Covance, Inc. to its shareholders on a pro rata basis. As described in Note 19 to Corning's 1997 consolidated financial statements included in its Annual Report of Form 10-K, as amended on July 8, 1998, Corning has agreed to indemnify Quest Diagnostics on an after-tax basis, for the settlement of certain governmental claims and certain other claims that were pending at December 31, 1996. Corning recorded a reserve of approximately $25 million which is equal to management's best estimate of amounts which are probable of being paid by Corning to Quest Diagnostics to satisfy the indemnified claims on an after-tax basis.

     Although management believes that established reserves for indemnified claims are sufficient, it is possible that additional information may become available to Quest Diagnostics' management which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to Corning's results of operations and cash flows in the period in which such claims are settled. Corning does not believe that these issues will have a material adverse impact on Corning's overall financial condition.

ITEM 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                              Results of Operations


Continuing operations

Net sales for the third quarter and third quarter year-to-date 1998 totaled $906.5 million and $2.58 billion, respectively, compared to 1997 net sales from the same operations of $891.9 million and $2.61 billion, respectively. Net income totaled $104.4 million in the third quarter 1998, compared with third quarter net income from the same operations of $106.8 million in 1997. Net income from continuing operations for the third quarter year-to-date 1998 totaled $223.3 million, compared to net income from the same operations of $317.2 million in 1997.

In the second quarter of 1998, Corning recorded a restructuring charge of $84.6 million ($49.2 million after tax and minority interest) for early retirement incentives and severance costs. In addition, Corning recorded a non-operating gain of $20.5 million ($13.2 million after tax) in the second quarter of 1998 to reflect the merger of Molecular Simulations, Inc. (MSI) and Pharmacopeia, Inc. The following table summarizes the impact of these non-recurring items on Corning's third quarter year-to-date 1998 net income and diluted earnings per share (in millions, except per share amounts):

                                          Nine months ended
                                            September 30,
                                          -----------------
                                           1998       1997
                                           ----       ----
Net income
   Before special items                  $ 259.2     $ 317.2
   Provision for restructuring             (49.2)
   Non-operating gain                       13.2
                                         -------     -------

Net income from continuing operations    $ 223.2     $ 317.2
                                         =======     =======

Diluted earnings per share
   Before special items                  $  1.10     $  1.34
   Provision for restructuring             (0.21)
   Non-operating gain                       0.06
                                         -------     -------

Net income from continuing operations    $  0.95     $  1.34
                                         =======     =======

As shown, excluding these non-recurring items, Corning's diluted third quarter year-to-date earnings per share and net income decreased 18% in comparison to the same period in 1997. The following discussions of year-to-date earnings exclude the effect of these non-recurring items.

Segment overview

Sales in the Communications segment increased in the third quarter of 1998, primarily due to volume growth in the opto-electronic businesses, which was partially offset by lower prices in the optical fiber business. Earnings in this segment increased over last year primarily due to reduced research and development spending in the information display business and improved sales mix in the optical fiber business in the third quarter, which included an increase in premium fiber sales. Sales and earnings in this segment for the third quarter year-to-date decreased in comparison to the same period in 1997, as the third quarter increases only partially offset significant declines in the first half of 1998.

Optical fiber and cable sales and earnings decreased significantly in the third quarter year-to-date, as strong volume growth in the domestic fiber markets was offset by pricing pressures, particularly within the international fiber markets. Sales in the optical fiber and cable business decreased only slightly in the third quarter, while earnings improved, reflecting improved sales mix due to an increase in premium fiber sales. Volume growth within the international fiber markets was up slightly in the third quarter, but down year to date compared to 1997. Sales in the photonic technologies business increased significantly in the third quarter and third quarter year to date reflecting substantial volume growth. Earnings in this business were flat in the third quarter and remained down for the year to date as the gains in volume were offset by increased research and development spending and costs incurred with the start-up of a new factory.

Sales in the information display business were up slightly, while earnings increased substantially, in the third quarter of 1998 when compared to 1997. Volume gains in the projection video component business were mostly offset by pricing pressures within the conventional video components and advanced display products businesses due to the continued impact of increased competition from Asian markets. Third quarter year-to-date sales and earnings were lower in comparison to 1997, primarily due to volume declines in the first half of 1998 caused by a scheduled glass furnace repair, which was completed in the second quarter. Earnings in the third quarter and third quarter year-to-date were favorably impacted by a significant reduction in the level of research and development spending.

Sales in the Specialty Materials segment decreased in the third quarter of 1998, as revenue gains in the environmental and science products businesses were more than offset by a decline in volume within the high purity fused silica business, where cutbacks in the semiconductor manufacturing equipment industry have impacted demand. Sales of this segment for the third quarter year-to-date were essentially flat as third quarter declines negated gains realized in the advanced materials and science products businesses during the first half of the year. Earnings in this segment for the third quarter and third quarter year to date 1998 decreased primarily due to higher research and development spending and expansion related costs in the advanced materials business and volume declines in the optical products business. Third quarter year-to-date earnings were also impacted by first half volume declines in the environmental products business.

Taxes on Income

Corning's effective tax rate for continuing operations was 30.4% for the third quarter and 31.5% third quarter year-to-date, excluding the impact of the second quarter special items, compared to 32% and 33.4% for the same periods in 1997. The lower 1998 rate is due to a higher percentage of Corning's earnings resulting from consolidated entities with lower effective tax rates.

Equity in Earnings

Equity in earnings of associated companies decreased significantly in the third quarter, from $31 million in 1997 to $15.3 million in 1998. For the third quarter year-to-date, equity earnings increased from $62 million in 1997 to $75.5 million in 1998. The decrease in earnings in the third quarter reflects significant pricing pressures coupled with less favorable exchange rates from those experienced in the first half of 1998 by Samsung Corning Co., Ltd. In addition, earnings from optical fiber equity companies were negatively impacted by price declines in both the third quarter and third quarter year-to-date.

Discontinued operations

On April 1, 1998, Corning completed the recapitalization and sale of a controlling interest in its consumer housewares business to an affiliate of Borden, Inc. (the Consumer transaction). The results of this business are reported as a discontinued operation. Income from discontinued operations for year-to-date 1998 totaled $66.5 million, or $0.28 per share, and includes an after-tax gain of $67.1 million, or $0.29 per share. Income from discontinued operations for the same period in 1997 totaled $14.1 million, or $0.05 per share.

Liquidity and Capital Resources

Corning's working capital increased from $241.4 million at the end of 1997 to $423.7 million at September 30, 1998. The ratio of current assets to current liabilities was 1.5 at the end of the third quarter of 1998 compared to 1.3 at year-end 1997. The increase in working capital and the ratio of current assets to current liabilities is due primarily to repayment of debt with proceeds from the Consumer transaction, partially offset by investments in receivables and inventory. Corning's long-term debt as a percentage of total capital was 34% at the end of the third quarter 1998 compared to 36% at year-end 1997. The decrease in the long-term debt percentage is primarily due to the increase in stockholders' equity.

Cash and short-term investments decreased from year-end 1997 by $4.0 million, as cash provided by operating and investing activities of $404.4 million and $77.1 million, respectively, was substantially offset by cash used in financing activities and discontinued operations of $347.5 million and $142.3 million, respectively. Net cash provided by operating activities increased in the third quarter year-to-date 1998 compared to the same period in 1997 due to a decrease in cash used for working capital, offset in part by lower earnings. Net cash provided by investing activities in the third quarter year-to-date totaled $77.1 million, versus a use of cash of $387.8 million in 1997, reflecting the proceeds received from the Consumer transaction offset in part by increased capital spending. Corning used a portion of the Consumer proceeds to repay long-term debt causing an increase in cash used in financing activities over the same period in 1997. Net cash used in discontinued operations in the first half of 1998 increased over 1997 as a result of transaction costs and tax payments related to the Consumer transaction.

New Accounting Pronouncements

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

In July, 1997, the Emerging Issues Task Force (EITF) issued EITF 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights". Corning is currently assessing the impact of this consensus on its various shareholder agreements and will comply with the new requirements in the fourth quarter 1998. The consensus will have no effect on the Company's reported net income but it is possible that application of the consensus will result in the Company reporting lower consolidated revenues and expenses offset by higher equity earnings in its income statement.

Year 2000

Corning has completed an assessment of required modifications or replacement of its internal software to become Year 2000 compliant. This involved all areas of concern, including business applications, manufacturing, engineering, research, facilities systems, and third party suppliers and service providers.

Implementation, including testing, of required changes to mission critical systems will be substantially completed by December 31, 1998, with the remainder to be completed by the middle of 1999. In addition, an external study team is reviewing documented remediation work and test results for mission critical systems. Modifications to non-critical systems will be substantially completed by December 31, 1999. Progress against these plans is monitored and reported to management and to the Audit Committee of the Board of Directors on a regular basis.

Corning's current estimate of the total cost for Year 2000 compliance is approximately $21 million, of which approximately $14 million has been spent to date. This estimate includes incremental costs of approximately $9 million comprised primarily of contractor costs to modify existing systems, of which approximately 60% has been spent to date. Corning initiated a significant project in 1995 to improve access to business information with integrated enterprise-wide computer applications which are Year 2000 compliant.

Corning has initiated formal communications with all of its customers and significant suppliers and other third parties to determine the extent to which Corning is vulnerable to third parties' failures to remediate their own potential problems related to the Year 2000. Risk assessments, readiness evaluation and contingency plans to protect Corning's business from Year 2000-related interruptions from these third parties and from key customers are expected to be complete in advance of December 31, 1999. Contingency plans will include, for example, stocking of additional inventory and identification of alternative suppliers.

Corning's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a mission-critical system. These procedures will be expanded to include specific procedures for potential Year 2000 issues. Corning is taking what it considers to be reasonable steps to prevent major interruptions in its business due to Year 2000 issues. The inability of Corning or significant third parties to adequately address Year 2000 issues could cause inefficiencies in Corning's business operations. The effect, if any, on Corning's results of operations if Corning, its customers or its suppliers are not fully Year 2000 compliant is not readily determinable at this time.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The statements in this Form 10-Q which are not historical facts or information are forward-looking statements. These forward-looking statements are based on expectations, estimates, and projections about the industries in which Corning operates. These forward-looking statements are not guarantees of future performance. They involve risks and uncertainties that may cause the outcome to be materially different. Such risks and uncertainties include, but are not limited to, global economic conditions, product demand and industry capacity, reliance on large customers, competitive products and pricing, manufacturing efficiencies, cost reductions, availability and costs of critical materials, new product development and commercialization, manufacturing capacity, facility expansions and new plant start-up costs, the effect of regulatory and legal developments, capital resource and cash flow activities, capital spending, equity company activities, interest costs, foreign exchange rates, divestiture activity, the rate of technology change, ability to enforce patents and other risks detailed in Corning's 1997 Form 10-K, as amended on July 8, 1998.

                           Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act and by several state governments under similar state laws as a potentially responsible party at 14 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $23.3 million for its estimated liability for environmental cleanup and litigation at September 30, 1998.

Breast-implant Litigation. Dow Corning Bankruptcy: On May 15, 1995, Dow Corning Corporation sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The effect of the bankruptcy is to stay the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions. On December 2, 1996, Dow Corning filed its first Plan of Reorganization in the bankruptcy case. On January 10, 1997, the Tort Claimants Committee and the Commercial Creditors Committee filed a joint motion to modify Dow Corning's exclusivity with respect to filing a plan of reorganization, requesting the right to file their own competing plan. The motion was denied by the Bankruptcy Court in May 1997. On August 25, 1997, Dow Corning filed its First Amended Plan of Reorganization in the bankruptcy case. After several days of hearings in November 1997 to consider the disclosure statement pertaining to the Plan, the Bankruptcy Court identified several potential issues with the Amended Plan and set February 17, 1998 as the date for Dow Corning to file further amendments. On February 17, 1998, Dow Corning filed its Second Amended Plan of Reorganization. The Bankruptcy Court held hearings in April, 1998 to consider the disclosure statement proposed by Dow Corning with this Plan and to consider objections and motions made by the Tort Claimants. While the Bankruptcy Court had these matters under consideration, Dow Corning and the Tort Claimants held a series of meetings facilitated by a court-appointed mediator. On July 8, 1998, the Court announced that Dow Corning and the Tort Claimants had reached an agreement in principle on the treatment of tort claims within a consensual plan of reorganization. The agreement provides for a grid of settlement values analogous to those in the Revised Global Settlement offered by other makers of silicone breast implants and sets up a litigation facility to address the claims of those claimants who decline the settlement and prefer a jury trial. The parties have agreed upon a schedule of payments that Dow Corning must make to fund the settlement and the litigation facility, subject to certain annual limitations and an overall limit on the total funding to be provided by Dow Corning. These agreements remain subject a number of contingencies, including: the need to reach separate agreements with certain other creditor constituencies; court approval of a revised disclosure statement; a favorable vote within each creditor class; and court confirmation of the plan. Dow Corning and the Tort Claimants have reported to the Bankruptcy Court that they expect to file the documents for a jointly supported Plan of Reorganization during November, 1998. While the agreement in principle and the plan between Dow Corning and the Tort Claimants represents a significant milestone, the confirmation hearings are not likely to be scheduled until the second quarter of 1999, and appeals may take the balance of the year.

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

In related developments, a Panel of Scientific Experts appointed by Judge Pointer in the coordinated federal implant cases in the Northern District of Alabama was asked to address certain questions pertinent to the disease causation issues in the cases against Dow Corning or its shareholders. The Panel held hearings in 1997 and is expected to issue its report in the fall of 1998. In April 1997, Dow Corning filed in the Bankruptcy Court an omnibus objection to all claims in the bankruptcy to the extent based on the alleged causation of disease by silicones. Dow Corning also filed a motion for summary judgment that asserts that the disease claims are not supported by any admissible scientific evidence of disease causation. The Michigan Federal Court has set a schedule for considering the objection and the related motion after the Panel of Scientific Experts issues its report.

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

ITEM 5.  OTHER INFORMATION

Any shareholder proposal intended to be presented at the 1999 Annual Meeting of Shareholders and not included in Corning's Proxy Statement and Proxy relating to such meeting must be received by Corning at One Riverfront Plaza, Corning, New York 14831; attention: the Secretary no later than January 30, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See the Exhibit Index which is located on page 18.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated July 20, 1998, was filed in connection with the Registrant's second quarter results.

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








                                        CORNING INCORPORATED
                           ---------------------------------------------
                                            (Registrant)





November 10, 1998                      /s/ ROGER G. ACKERMAN
----------------- ------------------------------------------------------------
      Date                               Roger G. Ackerman
                                Chairman and Chief Executive Officer





November 10, 1998                        /s/ JAMES B. FLAWS
----------------- ------------------------------------------------------------
      Date                                 James B. Flaws
                  Senior Vice President, Treasurer and Chief Financial Officer





November 10, 1998                     /s/ KATHERINE A. ASBECK
----------------- ------------------------------------------------------------
      Date                              Katherine A. Asbeck
                                   Vice President and Controller

                              CORNING INCORPORATED

                                  EXHIBIT INDEX

                     This exhibit is numbered in accordance
               with Exhibit Table I of Item 601 of Regulation S-K


                                                       Page number
                                                       in manually
      Exhibit #        Description                   signed original

        3 (ii)      By-Laws of Corning Incorporated,
                    as amended to and effective as
                    of October 6, 1998

          12        Computation of ratio of earnings
                    to combined fixed charges and
                    preferred dividends                     19

          27        Financial Data Schedule

                              CORNING INCORPORATED

                                   ___________

                                     BY-LAWS
                                   ___________


                                   ARTICLE I.

                           Offices of the Corporation

1. Principal Office. The principal office and place of business of the corporation shall be located in the City of Corning, Steuben County, New York.

2. Other Offices. The Board of Directors may establish and discontinue, from time to time, other offices and places of business as it deems advisable and proper for the conduct of the company's business.

                                   ARTICLE II.

                            Meetings of Stockholders

1. Place of Meeting. All meetings of stockholders of the corporation may be held at such place, within or without the State of New York, as may be fixed from time to time by the Board of Directors.

2. Annual Meeting. The annual meeting of stockholders for the election of directors and consideration of such other business as may come before the meeting shall be held on the last Thursday in April of each year, or on such other day, which shall not be a legal holiday, as shall be determined by the Board of Directors. Any previously scheduled annual meeting of stockholders may be postponed by resolution of the Board of Directors upon public notice given prior to the date previously scheduled for such annual meeting of stockholders.

3. Special Meetings. Special meetings of the stockholders may be called at any time by the Chairman of the Board, the Chairman of the Executive Committee, a Vice Chairman or the President and shall be called by the Secretary or an Assistant Secretary upon order of the Board of Directors, the Chairman of the Board of Directors or a majority of the directors.

4. Notice of Meetings. Notice of each annual or special meeting of the stockholders shall be served either personally or by mail upon each stockholder entitled to vote thereat. If served by mail, the notice shall be sent postpaid addressed to the stockholder at his address as it appears on the stock record of the corporation. Service of such notice shall be made not less than ten nor more than sixty days before the meeting date, unless the meeting is to be held elsewhere than at the principal office, in which case service of the notice shall be made not less than twenty nor more than sixty days before the meeting.

5. Waiver of Notice. Notice of meeting need not be given to any stockholder who submits a signed waiver of notice, in person or by proxy, either before or after the meeting. The attendance of any stockholder at a meeting, in person or by proxy, without protesting prior to the conclusion of the meeting the lack of notice of such meeting, shall constitute a waiver of notice by him.

6. Chairman and Secretary of Meeting. The Chairman of the Board of Directors, or, in his absence and in the order named, the Chairman of the Executive Committee, a Vice Chairman or the President present at the meeting shall call to order and preside at all meetings of stockholders, and the Secretary of the corporation, or in his absence, the senior of the Assistant Secretaries (determined by the order of their election) present at the meeting shall act as secretary.

7. Stockholders Entitled to Vote. Unless otherwise provided in the Preliminary Certificate of Consolidation forming this corporation or other certificate filed pursuant to law, every stockholder of record shall be entitled at every meeting of the corporation to one vote for every share of stock standing in his name on the books of the corporation. The Board of Directors may prescribe a period, not exceeding sixty days prior to the date of any meeting of the stockholders or prior to the last day on which the consent or dissent of a stockholder may be effectively expressed for any purpose without a meeting, during which no transfer of stock on the books of the corporation may be made; or in lieu of prohibiting the transfer of stock may fix a time not more than sixty days prior to the date of any meeting of stockholders or prior to the last day on which the consent or dissent of stockholders may be effectively expressed for any purpose without a meeting as the time as of which stockholders entitled to notice of and to vote at such a meeting or whose consent or dissent is required or may be expressed for any purpose, as the case may be, shall be determined, and all persons who were holders of record of voting stock at such time and no others shall be entitled to notice of and to vote at such meeting or to express their consent or dissent as the case may be.

8. Quorum and Adjournment. Holders of a majority of the issued and outstanding stock entitled to vote at the meeting shall constitute a quorum at all meetings, except as otherwise provided by law, by the Preliminary Certificate of Consolidation forming this corporation or by these By-Laws. If, however, such majority, represented either in person or by proxy, be not present at any meeting, the stockholders entitled to vote thereat, present in person or by proxy, shall have power to adjourn the meeting from time to time, without other notice than announcement at the meeting, until the requisite amount of voting stock shall be present; provided, however, that any stockholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the Chairman of the meeting. When the requisite amount of voting stock is present at an adjourned meeting, any business may be transacted which might have been transacted at the meeting as originally called.

9. Vote of Stockholders. At each meeting of stockholders, every stockholder entitled to vote shall have the right to vote in person or by proxy duly appointed by an appropriate instrument, such as a writing, a telegram, a cablegram or other means of electronic transmission, in each case subscribed by or on behalf of such stockholder, and dated not more than eleven months prior to the meeting, unless such instrument provides for a longer period. The vote for directors shall be by ballot. In a vote by ballot each ballot shall state the number of shares voted and the name of the shareholder or proxy voting. Except as otherwise provided by law, or by the Preliminary Certificate of Consolidation forming this corporation or other certificate filed pursuant to law, all elections and all questions shall be decided by a majority vote of the stock present.

                                  ARTICLE III.

                                    Directors

1.  Election and Term.

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

2.  Nominations and Stockholder Business.

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

(2) For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (iii) of paragraph (a)(1) of this
Section 2, the stockholder must have given timely notice thereof in writing to the Secretary of the corporation. To be timely, a stockholder's notice shall be delivered to the Secretary at the principal executive offices of the corporation not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a stockholder's notice as described above. Such stockholder's notice shall set forth (i) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (A) the name and address of such stockholder, as they appear on the corporation's books, and of such beneficial owner and (B) the class and number of shares of the corporation which are owned beneficially and of record by such stockholder and such beneficial owner.

(3)  Notwithstanding anything in the second sentence of paragraph (a)(2) of this
Section 2 to the contrary, in the event that the number of directors to be elected to the Board of Directors of the corporation is increased and there is no public announcement naming all of the nominees for Director or specifying the size of the increased Board of Directors made by the corporation at least 90 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice required by this Section 2 shall also be considered timely, but only with respect to nominees for any new position created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the corporation not later than the close of business on the 10th day following the day on which such public announcement is first made by the corporation.

(b) Special Meetings of Stockholders. Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the corporation's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to the corporation's notice of meeting (i) by or at the direction of the Board of Directors or (ii) by any stockholder of the corporation who is a stockholder of record at the time of giving of notice provided for in this Section 2, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this Section 2. Nominations by stockholders of persons for election to the Board of Directors may be made at such a special meeting of stockholders if the stockholder's notice required by paragraph (a)(2) of this Section 2 shall be delivered to the Secretary at the principal executive offices of the corporation not earlier than the 120th day prior to such special meeting and not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.

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

(3) Notwithstanding the foregoing provisions of this Section 2, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this
Section 2.  Nothing in this Section 2 shall be deemed to affect any rights of
(i) stockholders to request inclusion of proposals in the corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act or (ii) the holders of any Series Preferred Stock to elect Directors under specific circumstances.

3. Qualification. Directors need not be stockholders. Acceptance of the office may be expressed orally or in writing, except as otherwise provided in these By-Laws.

4. Number. The number of directors constituting the Board of Directors of the corporation shall be not less than nine nor more than twenty-four, the exact number within such minimum and maximum limitations to be fixed from time to time by the Board of Directors pursuant to a resolution adopted by the affirmative vote of a majority of the whole Board of Directors; and such exact number shall be twenty-one unless otherwise determined by a resolution so adopted by a majority of the whole Board of Directors. As used in these By-Laws, the terms "whole Board of Directors" and "whole Board" mean the total authorized number of directors which the corporation would have if there were no vacancies.

5. Vacancies. Subject to the rights of the holders of any series of Preferred Stock or any other class of capital stock of the corporation (other than the Common Stock) then outstanding, vacancies in any class of directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall, if occurring prior to the expiration of the term of office of such class, be filled only by the affirmative vote of a majority of the remaining directors of the whole Board of Directors then in office, although less than a quorum or by the sole remaining director. Any director so elected shall hold office until the next annual meeting of stockholders and until his successor is elected and qualified.

6. Removal of Directors. Subject to the rights of the holders of any series of Preferred Stock or any other class of capital stock of the corporation (other than the Common Stock) then outstanding, (i) any director, or the whole Board of Directors, may be removed by the stockholders from office at any time prior to the expiration of his term of office, but only for cause and only by the affirmative vote of the holders of record of outstanding shares representing a majority of the voting power of all of the outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors, and
(ii) any director may be removed from office by the affirmative vote of a majority of the whole Board of Directors, at any time prior to the expiration of his term of office, but only for cause.

7. General Powers. The business, properties and affairs of the corporation shall be managed by the Board of Directors. Notwithstanding any other provision of the Preliminary Certificate of Consolidation and these By-Laws and subject to the other provisions of Sections 1(a) and (b), 4, 5 and 6 of this Article III, the Board of Directors shall determine the rules and procedures that shall affect the directors' power to manage and direct the business and affairs of the corporation. Without limiting the foregoing, the Board of Directors shall designate and empower committees of the Board of Directors, shall elect and empower the officers of the corporation and fix their salaries and other compensation, may appoint and empower other officers and agents of the corporation, may grant general or limited authority to its Chairman, the Chairman of the Executive Committee, the Vice Chairmen, the President and the Sector Presidents and other officers and agents of the corporation to make, execute and deliver contracts and other instruments and documents in the name and on behalf of the corporation and under its seal without specific authority in each case, and shall determine to the extent not inconsistent with these By-Laws the time and place of, and the notice requirements for, Board meetings, as well as quorum and voting requirements for, and the manner of taking, Board action. In addition, the Board may exercise all of the powers of the corporation and do all lawful acts and things which are not reserved to the stockholders by statute, the Preliminary Certificate of Consolidation or the By-Laws.

8. Executive Committee. The Board of Directors may, by resolution adopted by vote of a majority of the whole Board, appoint an Executive Committee, to consist of the Chairman of the Board of Directors ex officio, and two or more other Directors, which shall be empowered to perform such functions as may be delegated to it by the Board. The Chairman of the Board of Directors shall act as chairman of the Executive Committee unless another member shall have been appointed chairman by the Board of Directors.

9. Audit Committee. The Board of Directors, not later than April 30 in each year, shall by resolution adopted by vote of a majority of the whole Board appoint an Audit Committee to consist of three or more Directors (none of whom shall be an officer of the corporation or of any of its subsidiary companies) and may appoint one of the members of such Committee to be its Chairman. The Committee shall recommend, annually, a firm of certified public accountants to be appointed by the Board of Directors to audit the books and accounts of the corporation and its subsidiary companies and to report to the Committee. The Committee shall confer with such accountants and shall determine the scope of the audits of the books and accounts of the corporation and its subsidiary companies and shall bring to the attention of the Board of Directors those items relating to the audits or the corporation's accounting practices which the Committee and the auditors believe to merit Board review. As soon as practicable after the close of each fiscal year the Committee shall transmit to the Board of Directors the consolidated balance sheet of the corporation and its subsidiary companies as at the end of each such fiscal year and related statements of consolidated income and surplus for such year, with the certificate of the accountants with respect thereto; and such financial statements and certificate shall be incorporated in the Annual Report to the stockholders of the corporation. The Audit Committee shall establish the rules for the conduct of its meetings; shall keep minutes of its acts and proceedings, which in each instance shall be reported at the next meeting of the Board of Directors; and shall appoint one of its members to act as its Secretary.

10. May Adopt Savings Plans and Sell Stock to Employees. The Board may, from time to time, adopt, modify and discontinue savings plans for the promotion of saving and thrift among the company's employees and make reasonable contributions on behalf of the corporation for such purposes. It may also sell Preferred stock to the employees on an installment basis whereby payments therefor are deducted from salaries and wages. In addition it may, from time to time, issue and sell over a period of time and on a deferred payment basis unissued common stock, for not less than the par value thereof but for less than its market value, to employees of the company, as it may deem advisable for the best interests of the corporation. The term "employees" as used in this section shall include officers and directors.

11. May Make Provision for the Payment of Retirement Annuities or Pensions to Employees. The Board may from time to time make such provision for the payment of retirement annuities or pensions to the employees of the company including officers of the company, as in its discretion the Board may deem advisable and the Board may from time to time adopt and carry out any plan or plans of providing such annuities or pensions or modify, discontinue or terminate any such plan as may then be in force. If any such retirement annuity or pension plan entitles members of the Board to participate as employees of the company, every member of the Board shall be entitled to vote upon any matter relating to the adoption, administration, carrying out, modification, discontinuance or termination of any such plan. The Board shall have power to appropriate funds of the company to defray, in whole or in part, the cost of providing any such retirement annuities or pensions which may be based upon services rendered by employees prior to the date of establishment or modification of such plan and upon services to be rendered thereafter prior to the retirement date provided therein and may obligate the company to make payments toward defraying any such expenses over a period of years, subject always to the power of the Board in its discretion to modify, discontinue and terminate any such plan to the extent then permitted in existing tax or other laws. The Board shall have full power in its discretion to provide for the administration of any such retirement annuity or pension plan and the investment and reinvestment of funds therein by an insurance company, trustee, or other agency under such terms and conditions as the Board may deem advisable or to provide for the administration of such plan and the investment and reinvestment of the funds therein by the company. The Board shall have full power in its discretion to delegate to such committees, individuals or independent consultants such part of the carrying out of such plan as in its discretion it may deem advisable.

12.  Meetings of the Board; Quorum and Manner of Acting.  The Board of
Directors may meet and organize immediately after and at the place where the annual meeting of stockholders is held, without notice of such meeting, provided a majority of the whole Board shall be present. Regular meetings of the Board may be held without notice at such time and place as from time to time may be determined by the Board. Special meetings of the Board or of any Committee thereof may be called by the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President and shall be called by the Secretary or, in his absence, an Assistant Secretary, on the written request of any two directors. Notice of any special meeting of the Board or any Committee thereof shall be mailed to each director, or each Committee member, including alternates as the case may be, addressed to him at his residence or usual place of business, not later than the second day before the day on which the meeting is to be held, or shall be sent to him at such place by telegraph, or be delivered personally, or by telephone, not later than the day before the day on which the meeting is to be held. Notice of any meeting of the Board or of any Committee need not be given, however, to any director, if waived by him in writing, either before or after such meeting be held, or if he shall be present at the meeting; and any meeting of the Board of Directors or of any Committee shall be a legal meeting without any notice thereof having been given, if all the members shall be present thereat. A majority of the directors in office at the time of any regular or special meeting of the Board or any Committee thereof shall be present in person at such meeting in order to constitute a quorum for the transaction of business. Any one or more directors or Committee members may participate in any meeting of the Board or any Committee thereof by means of a conference telephone or similar communications equipment permitting all persons participating in such meeting to hear each other at the same time, participation by such means to constitute presence in person at such meeting. Except as otherwise required by statute or by the Preliminary Certificate of Consolidation forming this corporation or other certificate filed pursuant to law or by the By-Laws, the act of a majority of the directors or Committee members present at any such meeting at which a quorum is present shall be the act of the Board of Directors or any Committee thereof. In the absence of a quorum, a majority of the directors or Committee members present may adjourn the meeting from time to time until a quorum be had. Notice of any adjourned meeting need not be given. Action by the Board or any Committee thereof may be taken without a meeting provided that all members of the Board or Committee consent in writing to the adoption of a resolution authorizing such action, such resolution and written consent thereto by the directors or Committee members to be filed with the minutes of the proceedings of the Board or Committee.

13. Directors' Fees. In consideration of his serving in such capacity, each director of the corporation, other than directors who are officers of the corporation or any of its subsidiary companies, shall be entitled to receive an annual fee in such amount and payable in such installments, as the Board of Directors, by vote of a majority of the whole Board, may from time to time determine. The Board of Directors shall also have authority to determine, from time to time, the amount of compensation which shall be paid to its members for attendance at meetings of any committee of the Board as well as to any director rendering special services to the corporation.

                                   ARTICLE IV.

                                    Officers

1. Officers. The elected officers of the corporation shall be a Chairman of the Board of Directors (who shall be a director), a Chairman of the Executive Committee, one or more Vice Chairmen, a President or one or more Sector Presidents, a Controller, a General Counsel, a Secretary and a Treasurer. The Board of Directors may elect or appoint an Honorary Chairman of the Board of Directors, an Honorary Vice Chairman of the Board of Directors, an Honorary Chairman of the Executive Committee, one or more Honorary Vice Presidents, and corresponding Officers Emeriti: and either the Board of Directors or the Executive Committee may elect or appoint one or more Executive Vice Presidents, one or more Senior Vice Presidents, one or more Vice Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers, one or more Assistant Controllers, and such other assistant officers and agents as, from time to time, may appear to be necessary or advisable in the conduct of the affairs of the Corporation. Either the Board of Directors or the Executive Committee may designate one or more officers or assistant officers as the principal financial officer of the corporation or the principal accounting officer of the corporation. The same person may be elected or appointed to two or more offices except that no person shall simultaneously hold the offices of President or Sector President and Secretary. So far as practicable, all elected officers shall be elected at the organization meeting of the Board, in each year, and shall hold office until the organization meeting of the Board in the next subsequent year and until their respective successors are chosen; but any officer, elected or appointed, may be removed at any time, either for or without cause, by vote of a majority of the whole Board of Directors, at any meeting. All officers shall hold office during the pleasure of the Board. If any vacancy occurs in any office, the Board of Directors or the Executive Committee, as provided above, may elect or appoint a successor to fill such vacancy for the remainder of the term.

2. Chairman of the Board of Directors. The Chairman of the Board of Directors shall preside, when present, at all meetings of the Board of Directors and of the shareholders and at all meetings of the Executive Committee in the absence of a chairman of such Committee appointed by the Board. The Chairman of the Board of Directors shall be the chief executive officer of the corporation and, under the direction of the Board of Directors, shall have general management, direction and superintendence of the business and affairs of the corporation.
He shall have such further powers and duties as may be given to him by the Board of Directors or the Executive Committee.

3. Chairman of the Executive Committee. The Chairman of the Executive Committee shall preside, when present, at all meetings of the Executive Committee. He shall act in a general consultative and advisory capacity to the Chairman of the Board of Directors and shall have such further powers and duties as may be given to him by the Board of Directors, the Executive Committee, or the Chairman of the Board of Directors.

4. Vice Chairmen. The Vice Chairmen shall perform, in the absence or incapacity of the Chairman of the Board of Directors and the Chairman of the Executive Committee or when so directed by either, the duties of such officer. They shall have such further powers and duties as may be given them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors or the Chairman of the Executive Committee.

5. President. The President shall be the principal operating officer of the corporation and, under the direction of the Chairman of the Board of Directors, shall have superintendence of the business, properties and affairs of the corporation. He shall have such further powers and duties as may be given him by the Board of Directors, the Executive Committee, or the Chairman of the Board of Directors. In the absence or incapacity of the Chairman of the Board of Directors, the Chairman of the Executive Committee and the Vice Chairmen, he shall perform the duties of those officers.

6. Sector President. A Sector President shall, under the direction of the Chairman of the Board of Directors, have superintendence of such segments of the business, properties and affairs of the Corporation and such further powers and duties as may be given or assigned to him by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors or the Chairman of the Executive Committee. The Sector Presidents acting together shall constitute the office of the President and in the absence of a President shall be the chief operating officers of the Corporation.

7. Executive Vice Presidents. The Executive Vice Presidents shall perform such duties and shall have such powers as may be given them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President or a Sector President.

8. Senior Vice Presidents. The Senior Vice Presidents shall perform such duties and shall have such powers as may be given them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, the Vice Chairmen or the President or a Sector President. From time to time one of the Senior Vice Presidents may be designated as the Senior Vice President for Finance. The Senior Vice President for Finance may hold any other office in the corporation.

9. Vice Presidents. The Vice Presidents shall perform such duties and shall have such powers as may be given them by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, the Vice Chairmen, the President or a Sector President, or an Executive Vice President.

10. Treasurer. The Treasurer shall have the care and custody of the corporate funds and securities. He shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors. He shall disburse the funds of the corporation in the manner ordered by the Board He shall upon request render an account of all his transactions as Treasurer to the Board of Directors. He shall, at all reasonable hours, exhibit his books and accounts to any director upon application. He or an Assistant Treasurer or such other officers, directors or agents as may be designated by the Board of Directors shall endorse checks, notes or drafts payable to the order of the corporation and sign and countersign checks, drafts and orders for the payment or withdrawal of moneys or securities on deposit in the corporate accounts in such manner as the Board may direct. He shall have such further powers and duties as may be given him by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman, or the President.

11. Secretary. The Secretary shall keep the minutes of the meetings of the Board of Directors and of the Executive Committee and of the stockholders. He shall attend to the giving and serving of all notices of the corporation. He shall affix the seal of the corporation to all certificates of stock, except in cases where the transfer agent of the corporation is authorized to affix the seal. He shall have charge of the stock certificate books, other than those in the hands of the transfer agent, and such other books and papers as the Board may direct. He shall attend to such correspondence as may be assigned to him, and perform all other duties incidental to his office. He shall keep a stock record containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, the number of shares of stock held by them respectively, and the time when they became owners. He shall have such further powers and duties as may be given him by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President.

12. General Counsel. The General Counsel shall be the legal adviser of the corporation. The General Counsel may hold any other office in the corporation.

13. Controller. The Controller shall be responsible for and have active control of all matters pertaining to the accounts of the corporation. He shall audit all payrolls and vouchers and shall direct the manner of certifying the same; shall supervise the manner of keeping all vouchers for payments and all other documents relating to such payments; shall receive, audit and consolidate all operating and financial statements of the corporation and its subsidiaries; and shall have the care, custody and supervision of the books of account of the corporation. He shall, at all reasonable hours, exhibit his books and accounts to any director upon application. He shall, upon request, render an account of the financial condition of the corporation to the Board of Directors. He shall have such further powers and duties as may be given him by the Board of Directors, the Executive Committee, the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President.

14. Assistant Secretaries. Assistant Secretaries shall perform the duties of the Secretary in the absence of the Secretary, and shall have such further powers and duties as may be given to them by the Board of Directors, the Executive Committee, the Chairman, the Chairman of the Executive Committee, a Vice Chairman, the President or the Secretary.

15. Assistant Treasurers. Assistant Treasurers shall perform the duties of the Treasurer in the absence of the Treasurer, and shall have such further powers and duties as may be given to them by the Board of Directors, the Executive Committee, the Chairman, the Chairman of the Executive Committee, a Vice Chairman, the President or the Treasurer.

16. Assistant Controllers. Assistant Controllers shall perform the duties of the Controller in the absence of the Controller, and shall have such further powers and duties as may be given to them by the Board of Directors the Executive Committee, the Chairman, the Chairman of the Executive Committee, a Vice Chairman, the President or the Controller.

17. Emeriti and Honorary Officers. No individual elected or appointed to an Honorary Office or an Emeritus Office pursuant to this Article IV shall have as a result of such election or appointment any rights, duties or responsibilities with respect to the business or affairs of this corporation as determined by law or the By-Laws of this corporation.
                                   ARTICLE V.

                                  Capital Stock

1. Payments. All payments for stock of the corporation shall be received by the Treasurer. Failure to pay an installment upon a stock subscription when required to be paid by the Board of Directors shall work a forfeiture of the shares of stock in arrears, pursuant to Section 503 of the Business Corporation Law of the State of New York.

2. Certificates of Stock. The stock of the corporation shall be represented by certificates signed by the Chairman of the Board of Directors, the Chairman of the Executive Committee, a Vice Chairman or the President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, and may be sealed with the seal of the corporation or a facsimile thereof. Where any such certificate is manually countersigned by either a transfer agent or a registrar (other than the corporation itself or its employee) any other signature on such certificate may be a facsimile, engraved, stamped or printed. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate was issued, it may be issued by the corporation with the same effect as if he were such officer at the date of issue.

3. Transfer Agents and Registrars. The Board of Directors may, in its discretion, appoint responsible banks or trust companies in the Borough of Manhattan, in the City of New York and in such other cities or states as the Board may deem advisable, to act as transfer agents or registrars of the stock of the corporation; and, upon such appointments being made, no stock certificates shall be valid until countersigned by one of such transfer agents and registered by one of such registrars.

4. Transfers. Transfers of stock shall be made on the books of the corporation only by the person named in the certificate or by attorney lawfully constituted in writing and upon surrender and cancellation of a certificate or certificates for a like number of shares of the same class of stock, with duly executed assignment and power of transfer endorsed thereon or attached thereto, and with such proof of the authenticity of the signatures as the corporation or its agents may reasonably require.

5. Determination of Stockholders of Record for Certain Purposes. The Board of Directors may fix a time, not exceeding sixty days preceding the date fixed for the payment of any dividend, or the making of any distribution or for the delivery of evidences of rights or evidences of interest arising out of any change, conversion or exchange of capital stock, as a record time for the determination of the stockholders entitled to receive any such dividend, distribution, rights or interest. The Board of Directors at its option, in lieu of so fixing a record time, may prescribe a period not exceeding sixty days prior to the date for such payment, distribution or delivery during which no transfer of stock on the books of the corporation may be made.

6. Stockholders of Record Recognized. The corporation shall be entitled to treat the holder of record of any stock certificate as the holder in fact and owner of the shares represented thereby and shall not be bound to recognize any equitable claim to or interest in such stock on the part of any other person, whether or not it shall have express or other notice thereof save as expressly provided by the laws of New York.

6. Lost Certificate. In case any certificate of stock shall be lost or destroyed, the Board of Directors, in its discretion, may authorize the issue of a substitute certificate in place of the certificate so lost or destroyed, and may cause such substitute certificate to be countersigned by the appropriate transfer agent and registered by the appropriate registrar; provided, that, in each such case, the applicant for a substitute certificate shall furnish to the corporation and to such of its transfer agents and registrars as may require the same, evidence to their satisfaction, in their discretion, of the loss or destruction of such certificate and of the ownership thereof and also such security and indemnity as may by them be required.

                                   ARTICLE VI.

                             Inspectors of Election

1. Inspectors of Election. At every meeting of stockholders the vote shall be conducted by two inspectors of election elected at the last annual meeting of stockholders or, if not so elected, appointed for that purpose by the Board of Directors or, if not so elected or appointed, elected by a per capita vote of the stockholders present at the meeting in person or by proxy; and all questions respecting the qualification of voters, the validity of the proxies and the acceptance or rejection of votes shall be decided by such inspectors who, before entering upon the discharge of their duties, shall be duly sworn faithfully to execute the duties of inspectors at such meeting with strict impartiality, and according to the best of their ability. If any inspector elected or appointed to act at any meeting shall be absent or refuse to act, or if his office shall become vacant, the stockholders present at the meeting in person or by proxy shall, by a per capita vote, appoint another inspector to act in his place.

                                  ARTICLE VII.

                                      Seal

1. Seal. The seal of the corporation shall be in the form of a circle and shall bear the name of the corporation followed by the words "Corning, NY", the year of its incorporation, and in the center of the circle the words "Founded 1851".

2. Affixing and Attesting. The seal of the corporation shall be in the custody of the Secretary, who shall have power to affix it to the proper corporate instruments and documents, and who shall attest it. In his absence it may be affixed and attested by an Assistant Secretary or affixed and attested by the Treasurer or an Assistant Treasurer. The transfer agent of the stock of the corporation may have a facsimile thereof and affix the same to stock certificates issued by it.
                                  ARTICLE VIII.

                                  Miscellaneous

1. Signatures to Negotiable Paper. All checks, drafts, notes and other negotiable instruments of the corporation shall be signed, countersigned and endorsed by such directors, officers and agents as the Board of Directors may designate from time to time.

2. Delegation of Duties. In the absence of any officer, or for any other reason, the Board of Directors may delegate the powers or duties of an officer to another officer or director.

3. Dividends. Dividends upon the shares of the capital stock of the corporation may be declared and paid out of the net assets of the corporation in excess of its capital, as often and at such times as the Board of Directors may determine, subject to the limitations set forth in the Preliminary Certificate of Consolidation forming this corporation or any certificate filed pursuant to law.

4(a). Indemnification of Directors and Officers. To the full extent authorized or permitted by law, the corporation shall indemnify any person made, or threatened to be made, a defendant to an action or proceeding, whether civil or criminal, including an action by or in the right of the corporation, by reason of the fact that he, his testator or intestate, is or was a director or officer of the corporation, or is serving or served as an officer or director of any other corporation, joint venture, trust, employee benefit plan or other enterprise, in which the corporation has a financial interest as an investor or creditor, and such person is serving or served at the express request of and on behalf of this corporation. Without limitation of the foregoing, such indemnification shall include indemnification against all judgments, fines, amounts paid in settlement and reasonable expenses, including attorneys' fees and costs of investigation or defense, reasonably incurred by any such person in connection with any such action or proceeding or any appeal therein, and which expenses have not been recouped by him in any other manner, unless a judgment or other final adjudication adverse to the director or officer establishes that his acts were committed in bad faith, or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that he personally gained in fact a financial profit or other advantage to which he was not legally entitled; provided that no such indemnification shall be required with respect to any settlement or other nonadjudicated disposition of any threatened or pending action or proceeding unless the corporation has given its prior consent to such settlement or other disposition. If any unexhausted right of recoupment shall exist, payment of this indemnification shall be conditioned upon its release or assignment to the corporation.

4(b). Indemnification Procedure; Expenses. A person who has been successful, on the merits or otherwise, in the defense of a civil or criminal action or proceeding of the character described in Section 4(a) of this Article VIII shall be entitled to indemnification as provided therein. Except as provided in the preceding sentence and unless ordered by a court, indemnification hereunder shall be made by the corporation if, and only if, authorized in the specific case: (i) by the board of directors of the corporation acting by a quorum consisting of directors who are not parties to such action or proceeding upon a finding that the director or officer has met the standard of conduct set forth in Section 4(a) of this Article VIII, or (ii) if such a quorum is not obtainable or, even if obtainable, a quorum of disinterested directors so directs: (a) by the board of directors of the corporation upon the opinion in writing of independent legal counsel that indemnification is proper in the circumstances because the standard of conduct set forth in Section 4(a) of this Article VIII has been met by such director or officer, or (b) by the shareholders upon a finding that the director or officer has met the applicable standard of conduct set forth in such Section. Upon the request of any person entitled to indemnification pursuant to Section 4 of this Article VIII, the corporation shall pay promptly to such person all expenses reasonably incurred by such person in connection with an action or proceeding with respect to which such person is, in the absence of a final adjudication adverse to such person, entitled to indemnification hereunder; provided that such payment shall be subject to the receipt by the corporation of that person's undertaking to repay the portion of such expenses to which it is finally determined that such person is not entitled; and provided further that no such payment shall be made if a majority of disinterested directors of the corporation, provided such majority constitutes a quorum of the Board, or if there is not a quorum of disinterested directors, independent legal counsel not a party to such action or proceeding and not regular counsel to the corporation, determines in good faith that it is likely that such person will be found not to be entitled to such indemnification and will not in that event fulfill his undertaking to repay such advances. A person entitled to indemnification shall cooperate in good faith with any request by the corporation that common counsel be utilized by parties to an action or proceeding who are similarly situated unless to do so would be inappropriate due to actual or potential differing interests between or among such parties.

4(c). Contractual Article. Section 4 of this Article VIII shall be deemed to constitute a contract between the corporation and a person entitled to indemnification and may not, without the consent of such person, be amended to effect adversely such person with respect to any event, act or omission occurring or allegedly occurring prior to the end of the term of office he is serving when such amendment is adopted. The corporation is authorized to enter into agreements with any of its directors or officers extending rights to indemnification and advancement of expenses to such person to the fullest extent permitted by applicable law, but the failure to enter into any such agreement shall not affect or limit the rights of such person pursuant to Section 4 of this Article VIII, it being expressly recognized that all directors and officers of the corporation, by serving as such after the adoption hereof, are acting in reliance hereon and the corporation is estopped to contend otherwise.

4(d). Insurance. The corporation may, but need not, maintain insurance at its expense insuring persons entitled to indemnification under Section 4 of this
Article VIII against liabilities whether or not such liabilities are indemnifiable pursuant to Section 4 of this Article VIII.
4(e). Non-exclusivity.  The indemnification provided by Section 4 of this
Article VIII shall not be deemed exclusive of any other rights to which a director or officer of the corporation may be entitled.

4(f). Amendment to Conform to Business Corporation Law. If and to the extent that any provision of Section 4 of this Article VIII is inconsistent with
Article 7 of the Business Corporation Law of the State of New York, such provision shall be deemed to have been amended to the extent necessary to make it consistent with such Article 7.

5. Signatures to Contracts. Except as otherwise prescribed by the Board of Directors, the Chairman of the Board of Directors, the Chairman of the Executive Committee, the Vice Chairmen, the President, any Sector President, any Executive Vice President, any Senior Vice President or any other Vice President shall sign and execute all contracts, instruments and documents in the name of the corporation.

                                   ARTICLE IX.

                                   Amendments

1.  Amendments.

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

2. Repeal of Old By-Laws. All prior By-Laws of the Company are hereby repealed.

                    - - - - - - - - - - - - - - - - - - - - -

     The undersigned Secretary of CORNING INCORPORATED, a corporation of the State of New York, HEREBY CERTIFIES that the foregoing is a true and complete copy of the By-Laws of the said corporation, as at present in force and effect.

     WITNESS, the hand of the undersigned and the seal of the said corporation, this ___ day of ______________________________.


______________________________________

Secretary