Form 10-K
period 1998-12-31
CORNING INC /NY
filed 1999-02-24
CIK 24741

Securities and
Exchange Commission
Washington, D.C.  20549

Form 10-K

--------------------------------------------------------------------------------

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 1998
Commission file number 1-3247


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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  x    No
                      ---      ---

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes  x     No
               ---       ---

As of February 3, 1999, shares held by non-affiliates of Corning Incorporated had an aggregate market value of $10,134,280,933. As of February 3, 1999, 231,577,256 shares of Corning's common stock were outstanding.

Documents incorporated by reference in this annual report:

Part III. Proxy Statement of the Registrant dated March 10, 1999 relating to the annual meeting of shareholders on April 29, 1999.

                                     PART I


Item 1.  Business

General

Corning traces its origins to a glass business established in 1851. The present corporation was incorporated in the State of New York in December 1936, and its name was changed from Corning Glass Works to Corning Incorporated on April 28, 1989.

Corning is a global, technology-based corporation which operates in three broadly based business segments: Telecommunications, Advanced Materials and Information Display.

The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment and photonic components for the worldwide telecommunications industry.

The Advanced Materials Segment manufactures specialized products with unique properties for customer applications utilizing glass, glass ceramic and polymer technologies. Businesses within this segment include environmental products, science products, semiconductor materials and optical and lighting products.

The Information Display Segment manufactures glass panels and funnels for televisions and CRTs, projection video lens assemblies and liquid-crystal display glass for flat panel displays.

Corning and its subsidiaries manufacture products at 40 plants in 10 countries.

Additional discussion of Corning and each of its segments is discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 5 through 14, and Note 3 (Information by Operating Segment) of the Notes to Consolidated Financial Statements appearing on pages 28 through 32.

Competition

Corning competes across all of its product lines with many large and varied manufacturers, both domestic and foreign.

Competition within the Telecommunication Segment's primary products is intense among several significant companies. Corning represents an important market presence in the segment's principal product lines. Price and new product innovations are significant competitive factors.

Within the Advanced Materials Segment, Corning's principal products face competition from a variety of material manufacturers, some of which manufacture similar products made from materials other than glass and ceramics. Among other things, innovation, product quality, performance, and service are key competitive elements.

Competition is also intense in the Information Display Segment. Primary competitive influences include a worldwide surplus of glass in the conventional television business and increased competition in the Asian marketplace, which have recently resulted in a decline in prices.

Corning strives to maintain its market position through technology and product innovation. For the future, Corning's competitive advantage lies in its commitment to research and development, its financial resources, and its commitment to quality.

Raw Materials

Corning's production of specialty glasses and related materials requires significant quantities of energy and batch materials.

Although energy shortages have not been a problem recently, Corning has achieved flexibility through important engineering changes to take advantage of the lowest-cost energy source in most significant processes. Specifically, Corning's principal manufacturing processes can now be operated with natural gas, propane, oil or electricity, or a combination of these energy sources.

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

Most of Corning's products are marketed under the following trademarks: Corning, Celcor, Costar, Fibergain, HPFS, LEAF, Pyrex, Steuben and Vycor. Subsidiaries and divisions of Corning frequently use their own trademarks.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control by continuing operations were approximately $24.2 million in 1998 and are estimated to be $14.6 million in 1999.

Corning's 1998 operating results from continuing operations were charged with approximately $29.3 million for depreciation, maintenance, waste disposal, and other operating expenses associated with pollution control. The level of these costs is expected to increase slightly in 1999 due to depreciation costs associated with capital expenditures. Corning believes that its compliance program will not place it at a competitive disadvantage.

Other

Additional information in response to Item I is found in Note 3 (Information by Operating Segment) of the Notes to Consolidated Financial Statements appearing on pages 28 through 32 and Five Years in Review - Historical Comparison appearing on pages 49 and 50.

Except as otherwise indicated by the context, the terms "Corning" or "Company" as used herein, mean Corning Incorporated and its consolidated subsidiaries.

Item 2.  Properties

Corning operates a total of 40 manufacturing plants and processing facilities, 25 of which are located in the United States. Corning owns substantially all of its executive and corporate buildings, which are located in Corning, New York. Corning also owns substantially all of its manufacturing and research and development facilities and more than half of its sales and administrative facilities.

During the last five years, Corning has invested $2.6 billion in property, construction, expansion, and modernization for continuing operations. Of the $713.6 million spent in 1998, $37.4 million was spent on facilities outside the United States.

Manufacturing, sales and administrative, and research and development facilities at consolidated locations have an aggregate floor space of approximately 16.7 million square feet. Distribution of this total area is:

--------------------------------------------------------------------------------
(million square feet)             Total             Domestic          Foreign
--------------------------------------------------------------------------------
Manufacturing                     11.0                  7.6             3.4
Sales and administrative           4.0                  1.9             2.1
Research and development           1.7                  1.6             0.1
--------------------------------------------------------------------------------
                                  16.7                 11.1             5.6
--------------------------------------------------------------------------------

Some facilities manufacture products included in more than one operating segment. Total assets and capital expenditures by operating segment are included in Note 3 (Information by Operating Segment) of the Notes to Consolidated Financial Statements appearing on pages 28 through 32. Information concerning lease commitments is included in Note 17 (Commitments, Contingencies, Guarantees and Hedging Activities) of the Notes to Consolidated Financial Statements appearing on pages 44 and 45.

In the opinion of management, Corning's facilities are suitable and adequate for production and distribution of the Company's products. At December 31, 1998 Corning did not own any significant amounts of surplus or idle property.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 13 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $24 million for its estimated liability for environmental cleanup and litigation at December 31, 1998.

Breast-implant Litigation. Dow Corning Bankruptcy: Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation. On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The effect of the bankruptcy is to stay the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions. On December 2, 1996, Dow Corning filed its first Plan of Reorganization in the bankruptcy case. On January 10, 1997, the Tort Claimants Committee and the Commercial Creditors Committee filed a joint motion to modify Dow Corning's exclusivity with respect to filing a plan of reorganization, requesting the right to file their own competing plan. The motion was denied by the Bankruptcy Court in May 1997. Dow Corning filed a First Amended Plan of Reorganization on August 25, 1997 and a Second Amended Plan of Reorganization on February 17, 1998. The Tort Claimants Committee and other creditor representatives opposed these Plans. As a result of extended negotiations, Dow Corning and the Tort Claimants Committee reached certain compromises and on November 8, 1998 jointly filed a revised Plan of Reorganization. After hearings held in early 1999, the Federal Bankruptcy Court ruled in February 1999 that the Amended Joint Plan of Reorganization filed on February 4, 1999 (the "Joint Plan") and related disclosure materials were adequate. These materials will be mailed to claimants, who have until May 14, 1999 to return their votes on the Joint Plan. A hearing to confirm the Joint Plan is scheduled to begin on June 28, 1999. Although the Tort Claimants Committee has supported the Joint Plan, the timing and eventual outcome of these proceedings remain uncertain.

Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.2 billion (nominal value), subject to the limitations, terms and in conditions stated the Joint Plan. Dow Corning proposes to provide the required funding over the 16 year period through a combination of cash, proceeds from insurance, and cash flow from operations. Each of Corning and Dow Chemical have agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate) subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and the issuance of senior notes, to its commercial creditors.

In related developments, a Panel of Scientific Experts appointed by Judge Sam C. Pointer Jr., a United States District Judge in the Northern District of Alabama who has been serving since 1992 as the coordinating federal judge for all breast implant matters, was asked to address certain questions pertinent to the disease causation issues in the cases against Dow Corning or its shareholders. The Panel held hearings in 1998 and issued its report on November 30, 1998. The report is generally favorable to the implant manufacturers concerning connective tissue disease and immunologic dysfunction issues.

Implant Tort Lawsuits: In the period from 1991 through 1998, Corning and Dow Chemical, the shareholders of Dow Corning Corporation, were named in a number of state and federal tort lawsuits alleging injuries arising from Dow Corning's implant products. The claims against the shareholders allege a variety of direct or indirect theories of liability. From 1991 through 1998, Corning has been named in approximately 11,470 state and federal tort lawsuits, some of which were filed as class actions or on behalf of multiple claimants. In 1992, the federal breast implant cases were coordinated for pretrial purposes in the United States District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In 1993, Corning obtained an interlocutory order of summary judgment, which was made final in April 1995, thereby dismissing Corning from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. The District Court thereafter entered orders in May and June 1997 directing that Corning be dismissed from each case pending in or later transferred to the Northern District of Alabama after Dow Corning filed for bankruptcy protection. In state court litigation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. On July 30, 1997, the judgment in California became final when the Supreme Court of California dismissed further review as improvidently granted as to Corning. In Louisiana, Corning was awarded summary judgment dismissing all claims by plaintiffs and a cross-claim by Dow Chemical on February 21, 1997. On February 11, 1998, this judgment was vacated as premature by the intermediate appeals court in Louisiana. Corning has filed notices transferring the Louisiana cases to the United States District Court for the Eastern District of Michigan, Southern District (the "Michigan Federal Court") to which substantially all breast implant cases were transferred in 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 60 pending cases (including some cases with multiple claimants), in addition to the transferred Louisiana cases, but Corning is not named as a defendant in the Master Complaint, which contains claims against Dow Chemical only. Corning has moved for summary judgment in the Michigan Federal Court to dismiss these remaining cases by plaintiffs as well as the third party complaint and all cross-claims by Dow Chemical. Plaintiffs have taken no position on such motion. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998, but has not yet ruled.

Federal securities case: A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. This action is pending in the United States District Court for the Southern District of New York. The court in 1997 dismissed the individual defendants from the case, but has permitted the case to proceed into discovery. In December 1998, Corning filed a motion for summary judgment requesting that all claims against it be dismissed. Plaintiffs claimed the need to take the depositions of certain officers and directors of Dow Corning and other individuals before responding to the motion for summary judgment. Plaintiffs have proposed a schedule giving them until June 28, 1999 to file papers in opposition to Corning's motion for summary judgment. Although no written order has been entered, the Court has indicated that limited additional discovery would be permitted before Corning's motion is entertained.

Quest Diagnostics: Government Investigations and Related Claims. On December 31, 1996, Corning completed the spin-off of its health care services businesses by the distribution to its shareholders of the Common Stock of Quest Diagnostics Incorporated ("Quest Diagnostics") and Covance Inc. ("Covance"). In connection with these distributions, Quest Diagnostics assumed financial responsibility for the liabilities related to the contract research business. Corning agreed to indemnify Quest Diagnostics against all monetary penalties, fines or settlements for any governmental claims arising out of alleged violations of applicable federal fraud and health care statutes and relating to billing practices of Quest Diagnostics and its predecessors that were pending at December 31, 1996. Corning also agreed to indemnify Quest Diagnostics for 50% of the aggregate of all judgment or settlement payments made by Quest Diagnostics that are in excess of $42.0 million in respect of claims by private parties (i.e., nongovernmental parties such as private insurers) that relate to indemnified or previously settled governmental claims and that allege over billings by Quest Diagnostics, or any existing subsidiaries of Quest Diagnostics, for services provided prior to December 31, 1996; provided, however, such indemnification is not to exceed $25.0 million in the aggregate and that all amounts indemnified against by Corning for the benefit of Quest Diagnostics are to be calculated on a net after-tax basis. Such indemnification does not cover (i) any governmental claims that arise after December 31, 1996 pursuant to service of subpoena or other notice of such investigation after December 31, 1996, (ii) any nongovernmental claims unrelated to the indemnified governmental claims or investigations, (iii) any nongovernmental claims not settled prior to December 31, 2001, (iv) any consequential or incidental damages relating to the billing claims, including losses of revenues and profits as a consequence of exclusion for participation in federal or state health care programs or (v) the fees and expenses of litigation.

Item 4.  Submission of Matters to a Vote of Security Holders


None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

This information is included in Quarterly Operating Results and Related Market Data, Five Years in Review - Historical Comparison, and Investor Information, appearing on pages 48 through 52.


Item 6. Selected Financial Data

This information is included in Five Years in Review - Historical Comparison appearing on pages 49 and 50.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Corning's strategy is to focus its resources on growth opportunities in its Telecommunications, Advanced Materials and Information Display Segments. During 1998, this objective was evidenced through facility and capacity expansion and an increase in research and development spending within Corning's growth businesses.

Following a record year in 1997, Corning's results were adversely impacted throughout 1998 by the effects of the Asian economic slowdown, which began in the fourth quarter of 1997. These effects, which included a substantial reduction in prices in many businesses and a downward shift in customer demand for certain Corning products, were most significant in the first half of the year and caused net income for the first half of 1998 to be down significantly in comparison to net income for the same period in 1997. During the second half of the year, Corning benefited from an increase in new premium fiber product sales and stronger results in many other businesses, due in part to restructuring and other cost reduction programs. As a result, comparisons in the second half were better than the first; however, net income for the year was down from 1997.

Looking forward, Corning is optimistic that it will resume overall earnings growth in 1999, and is committed to continued investment in the development of new products in all three operating segments.

Results of Continuing Operations

Consolidated sales in 1998 were $3.48 billion, down slightly from 1997. Significant pricing pressures in many key businesses accelerated by the continued volatility in the Asian marketplace were mostly offset by volume gains primarily in the Telecommunications Segment. Strong demand for optical fiber and cable products in 1997 drove consolidated sales to a 16% increase over 1996.

Income from continuing operations totaled $327.5 million, or $1.39 per share, in 1998 compared with income from the same operations of $408.9 million, or $1.72 per share, in 1997, and $323.3 million, or $1.40 per share, in 1996. Net income and earnings per share in 1998 include a restructuring charge of $84.6 million ($49.2 million after tax and minority interest), or $0.21 per share, and non-operating gains totaling $39.7 million ($22.9 million after tax), or $0.10 per share, from the merger between Molecular Simulations, Inc. and Pharmacopeia, Inc. and the divestiture of several small science products businesses.

Excluding the restructuring charge and the non-operating gains, Corning's income and earnings per share from continuing operations were $353.8 million, or $1.50 per share, a decline of 13% from results of the same operations in 1997. The decrease in earnings primarily reflects a significant decline in the performance of the Telecommunications Segment, a modest decline in the results of the Advanced Materials Segment and improved operating performance of the Information Display Segment.

In 1997, Corning's income and earnings per share from continuing operations increased 26% and 23%, respectively, over results from the same operations in 1996. Earnings in 1997 reflect strong performance in the Telecommunications Segment, increased earnings from the Advanced Materials Segment and improved results in the Information Display Segment.

Operating Segments

Corning's products and services are grouped into three operating segments:
Telecommunications, Advanced Materials and Information Display. The earnings of equity affiliates, which are closely associated with Corning's operating segments, are included in segment net income. Additional information on the acquisitions and divestitures discussed in the segment analysis is included in
Note 2 of the Notes to Consolidated Financial Statements.

The financial results for Corning's three operating segments have been prepared on a basis that is consistent with the manner in which Corning management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments differently than would be required for stand alone financial information prepared in accordance with generally accepted accounting principles.

Telecommunications
(In millions)                                             1998           1997              1996
-------------------------------------------------------------------------------------------------------------------------
Net sales                                             $  1,791.7      $ 1,795.3        $  1,397.7
Segment earnings before minority interest
   and equity earnings                                $    221.9      $   307.3        $    247.6
     Minority interest                                     (37.3)         (46.0)            (38.1)
     Equity in earnings of associated companies             20.7           36.2              44.9
Segment net income                                    $    205.3      $   297.5        $    254.4
-------------------------------------------------------------------------------------------------------------------------


Sales in the Telecommunications Segment were flat in 1998 compared to 1997, as significant declines in the optical fiber and cable businesses offset gains in the photonic technologies and hardware and equipment businesses. Segment net income decreased significantly in 1998 primarily due to a decline in the profitability of optical fiber and cable, higher research and development spending and lower equity earnings.

Optical fiber and cable sales decreased substantially in 1998, as strong volume growth in the domestic fiber markets was more than offset by pricing declines, particularly within the international fiber markets. Domestic volume growth continues to be driven by regional, local and long-haul telephone companies and cable television operators who are installing optical fiber to increase network capacity, reducing operating costs and adding new services. Volume was also driven by the introduction of high data rate premium fibers, particularly in the second half of the year. The continued reduction in optical fiber prices is the result of overcapacity in the worldwide optical fiber market, which was exacerbated in 1998 by the economic events occurring throughout the Asian marketplace. Earnings in the optical fiber and cable businesses in 1998 declined significantly in comparison to 1997, reflecting the lower margin on fiber and cable sales and decreased equity earnings in Corning's international optical fiber equity companies. Equity earnings declined primarily due to a reduction in prices, weak volume and a restructuring charge recorded in the third quarter.

Due to the overcapacity in the global fiber market throughout 1998, Corning slowed the construction of its new $400 million optical fiber production facility in Concord, North Carolina. Corning currently expects to begin production at this facility in late 1999 or early 2000, depending on market conditions.

In December 1998, Corning acquired the 50% holdings in Optical Fibres previously owned by BICC plc for consideration of $47 million in cash and assumption of $27 million of debt. As a result, Corning now owns 100% of this subsidiary and began consolidating its results in December 1998.

Sales and earnings of Corning's optical fiber and optical cable businesses increased significantly in 1997 compared to 1996 as a result of strong worldwide demand for information transmission products, reflecting the need for increased capacity within domestic fiber markets and the upgrade of existing telecommunication infrastructures by China and other developing countries. Equity earnings decreased in comparison to 1996, as volume increases in European equity companies were offset by price declines and reduced volume in Australian and Southeast Asian markets. In response to the dramatic increase in worldwide demand for optical fiber starting in 1996 and continuing in 1997, Corning increased capacity during 1997 with the completion of an approximately $250 million expansion of its optical fiber production facility in Wilmington, North Carolina and began construction on the new production facility in Concord, North Carolina.

In 1997, Corning formed Samara Optical Cable Company, located in Samara, Russia, which is owned by Corning and Samara Cable Company. This investment is expected to improve geographic market access for optical fiber produced in Corning's domestic production facilities. Sales and earnings of this business were not significant in 1998 and 1997.

The photonic technologies business experienced sales growth of more than 30% in 1998 following growth of 150% in 1997. This growth reflects a substantial increase in volume of fiber gain modules and the introduction of new products. Sales in 1997 also reflected increased volume and the second quarter acquisition of Optical Corporation of America, a worldwide supplier of opto-electronic components. The growth in sales over the last three years has been more than offset by costs related to expanding production facilities and by substantial research and development spending, which more than doubled in 1998 and resulted in the business incurring a loss in all three years. In 1997, Corning substantially completed construction of a $40 million production facility near Corning, New York.

Sales and earnings in Corning's telecommunications hardware and equipment business increased slightly in 1998 as volume gains and cost reduction efforts offset price declines. In 1997, sales and earnings in the business increased as volume gains offset costs associated with the consolidation of certain plant operations.

Outlook: Sales in the Telecommunications Segment are expected to increase significantly in 1999, primarily due to stronger demand for fiber, cable and photonic technology products throughout the global marketplace, offset somewhat by continued pricing pressures. Segment sales will also be favorably impacted by the consolidation of Optical Fibres, which had sales of approximately $100 million in 1998. Segment net income is expected to resume double-digit growth in 1999 as sales gains in the fiber, cable and photonic businesses will more than offset increased research and development spending in photonics and the costs associated with the completion of the Concord plant. Equity earnings from the optical fiber equity companies will be lower in 1999 due primarily to the consolidation of Optical Fibres.

Advanced Materials
(In millions)                                           1998             1997              1996
-------------------------------------------------------------------------------------------------------------------------
Net sales                                           $  1,020.1        $ 1,030.4        $  1,031.4
Segment earnings before minority interest
   and equity earnings                              $     75.9        $    89.8        $     63.5
     Minority interest                                     0.3              0.7               3.0
     Equity in earnings of associated companies           17.6             13.1               8.8
Segment net income                                  $     93.8        $   103.6        $     75.3
-------------------------------------------------------------------------------------------------------------------------

Sales in the Advanced Materials Segment in 1998 decreased slightly in comparison to 1997, as volume gains in the science products business were offset by a decline in volume in the semiconductor materials and optical products businesses. Segment net income decreased in 1998, primarily due to higher research and development spending within the science products business and expansion related costs in the semiconductor materials business. Segment sales were flat in 1997 in comparison to 1996, as significant growth from the semiconductor materials business was offset by a decline in the optical products business and relatively flat sales in the other businesses of this segment. Segment net income increased significantly in 1997 from the sales gains in the semiconductor materials business and performance improvements in the science products business and at Quanterra Incorporated, an environmental testing business.

Sales in the environmental products business in 1998 were comparable to 1997, as strong volume growth in Europe and modest growth in North America was offset by a substantial decline in demand within the Asian market. Earnings increased significantly in 1998, reflecting manufacturing efficiencies, which were offset somewhat by unfavorable exchange rates. In 1998, Corning announced its plans to build a new, $80 million wholly-owned manufacturing facility in China to meet anticipated demands for emission-control products throughout Asia. Construction is expected to begin in 1999. Sales and earnings in this business were flat in 1997 compared to 1996, reflecting steady volume levels in North America and an increase in volume in Europe, which were offset by the impact of employee strikes at Korean automobile manufacturers during the year and from unfavorable exchange rates. Earnings in 1997 also reflect higher development spending for new products.

Sales in the semiconductor materials business were down slightly while earnings decreased significantly in 1998, as the slowdown in the semiconductor manufacturing equipment industry impacted demand and pricing for high purity fused silica products. As a result of the decline in demand for these products, the start-up of Corning's new manufacturing facility near Charleston, South Carolina has been delayed until at least the second half of 1999. In 1997, sales and earnings in this business increased substantially in comparison to 1996 due to the strong demand for high purity fused silica products and isolator polarizers for the telecommunications industry.

Sales in the science products business increased slightly in 1998, reflecting volume gains in plastic products driven mainly by international growth and in products used in the advanced life science market. Earnings in this business decreased in 1998 in comparison with 1997, as volume growth and manufacturing efficiencies were more than offset by higher research and development spending on new products for advanced life science applications. Sales and earnings in the science products business in 1997 were comparable to 1996, with gains in plastic products primarily from international markets and in new products being offset by declines in glass products. Sales in 1997 were also impacted by inventory reductions in the distribution channels for the plastics business and unfavorable exchange rates. Earnings increased in 1997 due to a favorable sales mix and cost reduction efforts.

Sales and earnings of Corning's other Advanced Materials businesses, consisting of optical and lighting products, decreased in 1998 and 1997 due to a decline in the optical products business as consumer demand continued to shift from glass to plastic lenses. The demand for optical products was also impacted by weakened economies within the Asian, European and Latin American markets. Earnings in 1998 were impacted by development and promotional spending for new photochromic plastic products in the optical products business. Earnings increased in 1997 primarily due to performance improvements in the lighting products business, which were partially offset by development spending in the optical products business.

Segment earnings also include equity earnings from Eurokera and Keraglass, S.N.C., a French-based manufacturer of glass ceramic cooktops. Earnings of this business increased in 1998 and 1997, as a result of the growing demand for glass ceramic cooktops both in Europe and the United States, offset somewhat by expansion costs and development spending on new products. Eurokera has begun an expansion of their facility in France that will increase its production capacity by 2000.

Outlook: Segment sales in 1999 are expected to be up slightly in comparison with 1998 levels, as volume gains from advanced life science products within the science products business, increased demand for high purity fused silica products from the semiconductor materials business, modest growth in the environmental products business, and the introduction of new photochromic plastic lens products from the optical products business offset continued softness in the demand for glass lens products. Segment net income is expected to increase in 1999, reflecting anticipated growth in the semiconductor materials and optical products businesses and planned manufacturing efficiencies within all segment businesses, offset in part by higher research and development spending in the science and optical products businesses.

Information Display
(In millions)                                            1998             1997             1996
-------------------------------------------------------------------------------------------------------------------------
Net sales                                             $  644.7          $ 664.2          $  565.5
Segment earnings before minority interest
   and equity earnings                                $   39.2          $  16.4          $  (10.0)
     Minority interest                                   (27.6)           (31.0)            (17.4)
     Equity in earnings of associated companies           44.9             21.7              22.6
Segment net income (loss)                             $   56.5          $   7.1          $   (4.8)
-------------------------------------------------------------------------------------------------------------------------


Sales in the Information Display Segment decreased in 1998 primarily due to lower prices in the conventional video components and advanced display products businesses offset in part by volume gains in the projection video business. Prices were impacted by a worldwide surplus of glass in the conventional television business and increased competition within the Asian marketplace. Sales in this segment increased in 1997 primarily due to volume growth in the conventional video components and advanced display products businesses.

Segment net income in 1998 improved substantially as a result of increased equity earnings, primarily from Samsung Corning Company, Ltd., improved performance within the projection video business and reduced research and development spending. Segment net income in 1997 improved in comparison to 1996 as the impact on earnings from volume growth and equity earnings was partially offset by expansion related costs and research and development spending.

Sales and earnings in the conventional video components business decreased in 1998 primarily due to price reductions caused by a worldwide surplus of television glass. Earnings in this business were further impacted by a scheduled glass furnace repair during the first half of the year, but improved in the second half due to the implementation of cost reduction programs. In 1998, Corning completed the final phase of the $200 million expansion at its State College, Pennsylvania, television glass plant, which substantially increased Corning's capacity to make large size video components. Sales in this business increased in 1997 primarily due to volume gains, while earnings increased significantly over 1996 levels, which were impacted by costs associated with glass furnace repairs and expansion related activities.

Sales in the projection video components business increased in 1998 primarily due to renewed growth of projection televisions in the consumer market sector driven by demand for larger sizes, partially offset by softness in the institutional market sector. Earnings in this business increased significantly in 1998 primarily due to the increase in sales and continued manufacturing efficiencies. In 1997, sales in this business increased modestly due to gains achieved from a stronger institutional market, offsetting volume declines in the consumer market. Earnings increased in 1997 due to this increase in volume and certain manufacturing cost efficiencies.

Sales in the advanced display products business, which produces precision flat glass for flat panel liquid crystal displays, decreased in 1998 as volume gains were offset by price declines and unfavorable exchange rates. Sales of glass into Korea declined as Samsung Corning Precision Glass Company, Ltd., an equity affiliate, increased its penetration in that marketplace. The 1998 loss from this business was significantly less than 1997, primarily due to reduced research and development spending, manufacturing efficiencies and increased equity earnings. Equity earnings growth resulted from Samsung Corning Precision, which began producing liquid crystal display glass in Korea in 1996 and experienced strong volume growth in the Korean market and favorable exchange rates. In 1997, sales in the advanced display products business were comparable to 1996 as substantial volume gains were offset by price declines and the impact of unfavorable exchange rates. This business incurred a loss in 1997 as a result of heavy spending on new product development, which more than offset improved operating performance. Samsung Corning Precision achieved break-even operating results in 1997, as currency translation losses negatively impacted earnings.

Equity earnings within segment net income primarily reflect the results of Samsung Corning Company, Ltd., a manufacturer based in South Korea that produces glass pannels and funnels for television and display monitors. Equity earnings in this business increased in 1998 in comparison to 1997, particularly during the first half of the year, as the impact of a worldwide oversupply of glass and a tank repair in the fourth quarter were more than offset by significant restructuring and cost control measures implemented during the year. Earnings from Samsung Corning increased in 1997 as a direct result of the acquisition and building of manufacturing and sales facilities in Germany and Malaysia as part of a global expansion plan. Samsung Corning's results were also favorably impacted by additional volume received while a competitor incurred an employee strike, which offset price declines driven by a competitive Asian market.

In 1997, Corning participated in the creation of two other equity ventures: The American Video Glass Company and Video Monitores de Mexico, S.A. de C.V. (Video Monitores). American Video Glass Company is a partnership between Sony Electronics, Inc., Asahi Glass of America and Corning, and manufactures and supplies television glass components to Sony's North American operations. Video Monitores is an equity venture between Corning, Asahi Glass Company of America, Inc. and Samsung Video Glass America, Inc., which is in the process of building a manufacturing facility in Mexico to finish glass funnels and panels for color television tubes for the North American market. Equity earnings of these businesses were not significant in 1998 or 1997.

Outlook: Sales in the Information Display Segment are expected to increase in 1999, primarily driven by increased volume in the projection video components and advanced display products businesses, partially offset by reduced volume and pricing pressures within the conventional video components business. Segment net income is expected to be comparable with 1998, as favorable comparisons from the conventional video components business, the projection video business and the advanced display products business will likely offset lower equity earnings at Samsung Corning.

Non-Segment Results

Corning's non-segment results include the operations of Steuben Glass, a crystal manufacturer, and equity earnings from Pittsburgh Corning Corporation, Pittsburgh Corning Europe N.V. and other small strategic investments that are not aligned with Corning's three operating segments. In addition, the results of operating segments do not include non-operating gains and restructuring charges.

Non-operating gains

In 1998, Corning recorded a second quarter non-operating gain of $20.5 million ($13.2 million after tax), or $0.06 per share, as a result of the merger between Molecular Simulations, Inc. and Pharmacopeia, Inc. The 1998 results also include a fourth quarter non-operating gain of $19.2 million ($9.7 million after tax), or $0.04 per share, related to the divestiture of several small science products businesses.

Restructuring charge

In 1998, Corning recorded a restructuring charge of $84.6 million ($49.2 million after tax and minority interest), or $0.21 per share, for early retirement incentives and severance costs. The restructuring charge relates to approximately 650 employees, of which 610 have been terminated or notified of their termination at December 31, 1998. Management believes that the workforce reductions will significantly reduce operating costs and will be substantially completed in the first half of 1999. Management believes that the costs of restructuring will be financed through operating cash flows and the proceeds from the sale of the consumer housewares business, and does not anticipate any significant impact on its liquidity as a result of the restructuring plan.

Taxes

Corning's effective tax rate for continuing operations before consideration of non-operating gains and the provision for restructuring was 30.5% in 1998, 33.3% in 1997 and 33.2% in 1996. The lower 1998 rate was due to a higher percentage of Corning's earnings resulting from consolidated entities with lower effective tax rates. Note 6 of the Notes to Consolidated Financial Statements reconciles the effective tax rate to the statutory tax rate.

Results of Discontinued Operations

On April 1, 1998, Corning completed the recapitalization and sale of a controlling interest in its consumer housewares business (the Consumer transaction). Corning continues to retain an eight percent interest in the Corning Consumer Products Company. On December 31, 1996, Corning distributed shares of Quest Diagnostics Incorporated and Covance Inc., which collectively comprised Corning's Health Care Services Segment, to its shareholders on a pro rata basis (the Distributions). Prior to the Distributions, Corning received a ruling from the Internal Revenue Service that the Distributions were tax-free to Corning and its shareholders. As a result of the Distributions, Quest Diagnostics and Covance became independent, publicly traded companies. Corning's Consolidated Financial Statements report the consumer housewares business, Quest Diagnostics and Covance as discontinued operations.

Results of discontinued operations in 1998 and 1997 pertain to the consumer housewares business and only include operating results through March 31, 1998. Income from discontinued operations in 1998 totaled $66.5 million, or $0.28 per share, and included an after-tax gain from the transaction of $67.1 million, or $0.29 per share, recognized in the second quarter. Income from discontinued operations in 1997 totaled $30.9 million, or $0.13 per share.

The loss from discontinued operations in 1996 included a loss related to the Health Care Services Segment of $167.3 million, or $0.70 per share, offset by income from the consumer housewares business of $19.6 million, or $0.08 per share. The loss from the Health Care Services Segment in 1996 includes a provision for loss on the Distributions of $176.5 million, or $0.74 per share, offset by income from discontinued operations totaling $9.2 million, or $0.04 per share, recognized in the first quarter of 1996, prior to Corning's decision to complete the Distributions. The $176.5 million provision for loss on Distributions included a $142 million after-tax charge to increase reserves for government claims and an after-tax charge for transaction costs offset by the results of operations of the distributed businesses from April 1, 1996 through December 31, 1996, the Distribution date.

Results of discontinued operations include allocations of consolidated interest expense totaling $2.7 million, $13.0 million and $63.5 million in 1998, 1997 and 1996, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.

Corning has agreed to indemnify Quest Diagnostics on an after-tax basis for the settlement of certain government claims and against certain other claims that were pending at December 31, 1996. Coincident with the Distributions, Corning recorded a payable to Quest Diagnostics of approximately $25 million, which was equal to management's best estimate of amounts which were probable of being paid by Corning to Quest Diagnostics to satisfy the remaining indemnified claims on an after-tax basis.

Although management believes that recorded reserves for indemnified claims are sufficient, it is possible that additional information may become available to Quest Diagnostics' management, which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to Corning's results of operations and cash flow in the period in which such claims are settled. Management does not believe that these issues will have a material adverse impact on Corning's overall financial condition.

Liquidity and Capital Resources

Corning's working capital decreased from $241.4 million at the end of 1997 to $235.6 million at the end of 1998. The ratio of current assets to current liabilities was 1.2 at the end of 1998 compared with 1.3 at year end 1997. Corning's long-term debt as a percentage of total capital was 31% at the end of 1998, compared with 36% at the end of 1997. The decrease in the long-term debt percentage is primarily due to the increase in shareholders' equity.

In 1998, Corning used a portion of the proceeds from the sale of the consumer housewares business to repay approximately $343 million of short-term borrowings.

During the fourth quarter of 1996, Quest Diagnostics and Covance borrowed approximately $650 million from third-party lenders and repaid intercompany debt to Corning prior to the Distributions. Corning used the proceeds from the repayment of intercompany debt to repay approximately $375 million of short-term borrowings and $75 million of long-term debt.

On February 16, 1999, Corning Delaware L.P., a special purpose limited partnership in which Corning is the sole general partner, called for the redemption of all Convertible Monthly Income Preferred Securities (MIPS). The MIPS were guaranteed by Corning and convertible into Corning common stock at the rate of 1.534 shares of Corning common stock for each MIPS. Holders of the MIPS have the option of either receiving $51.80 in cash for each share, or converting them into Corning common stock, which had a fair market value after conversion of $74.88 per share on February 16, 1999. Management expects a majority of the MIPS holders to convert their preferred securities into Corning common stock.

Corning's working capital position is reinforced by available bank credit lines totaling $825 million and the ability to issue up to $375 million of medium and long-term debt under existing shelf-registration statements filed with the Securities and Exchange Commission. Corning's management believes the Company has sufficient financial flexibility and ready access to funds to meet seasonal working capital requirements, capital expenditures, acquisitions and other long-term growth opportunities.

Cash Flows

Cash and short-term investments at the end of 1998 decreased from 1997 by $51.6 million, as cash provided by operating activities of $637.6 million was more than offset by cash used in investing and financing activities of $125.7 million and $396.6 million, respectively, as well as cash used in discontinued operations of $172.0 million. Cash and short-term investments at the end of 1997 decreased from 1996 by $118.1 million due to operating activities and discontinued operations which provided cash of $654.1 million and $22.0 million, respectively, offset by investing and financing activities which used cash of $713.4 million and $83.9 million, respectively.

Net cash provided by operating activities decreased in 1998 from 1997 as lower cash from operations and equity affiliates was offset somewhat by less cash used for working capital. Cash flows from operating activities in 1997 increased compared with 1996 due primarily to increased earnings.

Net cash used by investing activities in 1998 totaled $125.7 million, a reduction from $713.4 million in 1997. This decrease reflects the proceeds received from the Consumer transaction. In 1996, Corning generated cash from investing activities as proceeds from the repayment of intercompany debt by Quest Diagnostics and Covance, prior to the Distributions, were greater than capital spending.

Corning invested significant cash in capital expansions in the last three years. Capital spending amounted to $713.6 million, $745.6 million and $560.2 million in 1998, 1997 and 1996, respectively. Corning anticipates capital spending will approximate $650 million in 1999. The high level of capital spending since 1996 relates primarily to capacity expansions in Corning's growth businesses and expanded research and development facilities.

Corning used a portion of the proceeds from the Consumer transaction to repay short-term debt causing an increase in cash used in financing activities over 1997. Corning used cash in financing activities in 1997 as dividend payments and repurchases of common stock more than offset net borrowings. The level of cash used in financing activities in 1997 was lower than in 1996, which reflected a high level of net loan repayments with the proceeds from the Distributions.

Corning repurchased $59.7 million, $50.1 million and $83.9 million of its common stock in 1998, 1997 and 1996, respectively. All of the 1998, 1997 and approximately $50 million of the 1996 amount were repurchased pursuant to a systematic plan authorized by the Board of Directors. Corning's systematic plan is designed to provide shares for Corning's various employee benefit programs. The remainder of the 1996 stock repurchases were from employees to satisfy tax withholding requirements on shares issued under employee benefit plans.

Dividends paid to common shareholders in 1998 totaled $166.8 million compared with $166.2 million in 1997 and $165.3 million in 1996.

Cash used in discontinued operations totaled $172.0 million and $141.9 million in 1998 and 1996, respectively. Discontinued operations provided cash of $22.0 million in 1997. The high level of cash used in discontinued operations in 1998 is primarily a result of transaction costs and tax payments related to the Consumer transaction. Cash used in discontinued operations in 1996 primarily related to the payment of government claims settlements related to Quest Diagnostics.

Dow Corning Corporation

Corning is a 50% owner of Dow Corning Corporation (Dow Corning), a manufacturer of silicones. The other 50% of Dow Corning is owned by The Dow Chemical Company (Dow Chemical).

On May 15, 1995, Dow Corning voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code as a result of several negative developments related to the breast implant litigation. At that time, Corning management believed it was impossible to predict if and when Dow Corning would successfully emerge from Chapter 11 proceedings. As a result, Corning recorded an after-tax charge of $365.5 million, or $1.62 per share, to fully reserve its investment in Dow Corning and discontinued recognition of equity earnings from Dow Corning in 1995. Note 4 of the Notes to Consolidated Financial Statements includes additional financial information related to this investment.

Dow Corning and the Committee of Tort Claimants, one of Dow Corning's Chapter 11 creditor committees, filed with the United States Bankruptcy Court (the Bankruptcy Court) a joint plan of reorganization on November 9, 1998 (the Joint
Plan). After hearings held in early 1999, the Bankruptcy Court ruled in early February 1999 that the disclosure statement related to the Joint Plan was adequate to send to Dow Corning's creditors for consideration. In that ruling, the Bankruptcy Court indicated that the period for voting will extend through May 14, 1999 and hearings to confirm the Joint Plan are scheduled to begin on June 28, 1999. To become effective, the Joint Plan will require a favorable vote by many classes of creditors and final Bankruptcy Court approval after confirmation hearings. In addition, appeals of the Bankruptcy Court's confirmation order are possible. The recent developments, including the support of the Committee of Tort Claimants, tend to increase the probability that Dow Corning will successfully emerge from Chapter 11 proceedings, but the timing and eventual outcome of these proceedings is uncertain.

Environment

Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 13 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $24 million for its estimated liability for environmental cleanup and related litigation at December 31, 1998.

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

Year 2000 Readiness Disclosure

Corning has completed an assessment of required modifications or replacement of its key internal software to become Year 2000 compliant. The assessment involved all known areas of concern, including business applications, manufacturing, engineering, research, facilities systems, third party suppliers and service providers.

Implementation, including testing, of required changes to key applications was substantially completed at December 31, 1998, with the remainder to be completed by the middle of 1999. In addition, an external study team is assisting management in evaluating its processes surrounding the Year 2000 project. Progress is monitored and reported to management and to the Audit Committee of the Board of Directors on a regular basis.

In 1995, Corning initiated a significant project to upgrade and improve access to business information with integrated enterprise-wide corporate applications that were Year 2000 compliant. This initiative has mitigated to some extent the amount of Year 2000 costs incurred to date. Corning's current estimate of the total cost for Year 2000 compliance is approximately $25 million, of which approximately $15 million has been spent to date. This estimate includes incremental costs of approximately $12 million comprised primarily of contractor costs to modify existing systems, of which approximately 55% has been spent to date.

Corning has initiated formal communications with all of its significant customers, suppliers and other third parties to determine the extent to which Corning is vulnerable to third parties' failures to remediate their own potential problems related to the Year 2000. Risk assessments, readiness evaluation and contingency plans to protect Corning's business from Year 2000 related interruptions from these third parties and from key customers are expected to be completed before December 31, 1999. Contingency plans will include, for example, stocking of additional inventory and identifying alternative suppliers.

Corning's risk management program includes emergency backup and recovery procedures to be followed in the event of a failure of a key application. This program is being expanded to include specific procedures for potential Year 2000 issues. Corning is taking what it considers to be reasonable steps to prevent major interruptions in its business due to Year 2000 issues. The inability of Corning or significant third parties to adequately address Year 2000 issues could cause inefficiencies in Corning's business operations. The extent to which Corning's operating results may be impacted by customers or suppliers who are not fully Year 2000 compliant is not readily determinable. Corning's operating results and ability to conduct business is dependent upon the infrastructure of the geographic regions in which its operations and customers are located. A breakdown in the infrastructure of a particular region could adversely impact the operating results of the Company. Corning continues to monitor closely the information about infrastructure preparedness for the Year 2000, especially in the Asian regions.

Market Risk Disclosures

Corning operates and conducts business in many foreign countries and as a result is exposed to movements in foreign currency exchange rates. More specifically, Corning's earnings are exposed to the effects of exchange rate movements on financial instruments and transactions denominated in foreign currencies. Additionally, Corning's net equity is impacted by the conversion of the net assets of foreign subsidiaries for which the functional currency is not the U.S. Dollar for U.S. reporting purposes. Corning's most significant foreign currency exposures relate to Japan, Korea, and Western European countries. Corning selectively enters into foreign exchange forward contracts with durations generally less than 12 months to hedge its exposure to exchange rate risk on foreign source income and purchases. The hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on Corning's operating results. Corning does not hold any derivative contracts that hedge its foreign currency denominated net asset exposures. In addition, one of Corning's subsidiaries enters into revenue sales contracts for certain of its revenues generated in foreign currencies. Such contracts are not subject to foreign currency gains or losses. Corning does not hold or issue derivative financial instruments for trading purposes.

Equity in earnings of associated companies represented 29% of Corning's income from continuing operations in 1998. Foreign-based affiliates comprised 91% of this amount. Exchange rate fluctuations and actions taken by management of these entities to reduce this risk can affect the earnings of these companies.

Corning uses sensitivity analysis to assess the market risk associated with its foreign currency exchange risk. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. At December 31, 1998, Corning and its consolidated subsidiaries had open forward contracts, foreign denominated debt and foreign cash and cash equivalent holdings with values exposed to exchange rate movements. A 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $10.2 million. The effect of a change in exchange rates on the revenue sales contracts is excluded from this analysis as any movement will be offset by a corresponding effect on the underlying revenues.

Corning's market risk exposures have not changed materially from December 31, 1997.

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


Item 9.  Disagreements on Accounting and Financial Disclosures

None.

                                    PART III


Item 10.  Directors and Executive Officers

A list of Directors of the Company, appearing under the captions "Nominees for Election" and "Directors Continuing in Office" in the Proxy Statement relating to the annual meeting of shareholders to be held on April 29, 1999, is incorporated by reference in this Annual Report on Form 10-K.

Executive Officers of the Registrant *

Roger G. Ackerman (60)   Chairman and Chief Executive Officer
Mr. Ackerman joined Corning in 1962. In 1972 he was appointed president of Corhart Refractories Co. He was elected senior vice president and general manager of Corning Ceramics in 1975, a senior vice president in 1980, director of the Manufacturing and Engineering Division in 1981, and president and chief executive officer of MetPath Inc. (now Quest Diagnostics Incorporated) in 1983. In 1985, he was elected group president and a director. In 1990 Mr. Ackerman was elected president and in 1996 was elected to his present position.

Van C. Campbell (60)   Vice Chairman
Mr. Campbell joined Corning in 1964. He was elected assistant treasurer in 1971, treasurer in 1972, a vice president in 1973, financial vice president in 1975 and senior vice president for finance in 1980. He became general manager of the Consumer Products Division in 1981. Mr. Campbell was elected vice chairman and a director in 1983.

Norman E. Garrity (57)   Sector President and Co-Chief Operating Officer
Mr. Garrity joined Corning in 1966 and subsequently served in a variety of manufacturing and engineering management positions. In 1979 he was appointed sales and marketing manager for Corning Electronics. In 1984 he was appointed general manager of the Electrical Products Division and subsequently appointed vice president. He was elected senior vice president in 1987 and executive vice president in 1990, responsible for the Specialty Materials Group and the manufacturing and engineering function. In 1996 he was elected to his present position of President, Corning Technologies.

John W. Loose (56)   Sector President and Co-Chief Operating Officer
Mr. Loose joined Corning in 1964 and subsequently held a variety of sales and marketing positions in the Consumer Products Division. In 1986 he was appointed vice president and general manager for the Asia-Pacific area. In 1988 he was appointed vice president for Corning International Corporation and president and chief executive officer of Corning Asahi Video Products Company and subsequently senior vice president, International. In April 1990 he was elected executive vice president responsible for the Information Display Group. In 1993, Mr. Loose became responsible for the consumer business and was elected president and chief executive officer of Corning Consumer Products Company. In 1996 he was elected to his present position of President, Corning Communications.

Katherine A. Asbeck (42)   Vice President and Controller
Ms. Asbeck joined Corning in 1991 as director of accounting. She was appointed assistant controller in 1993, designated chief accounting officer in 1994 and elected vice president and controller effective as of May 16, 1997. Prior to joining Corning, Ms. Asbeck was a senior audit manager of PricewaterhouseCoopers LLP.

Peter Booth (59)   Senior Vice President
Mr. Booth joined Corning in 1974 as international counsel and was elected a vice president of Corning International Corporation in 1975. He became corporate counsel in 1980. In 1983 he was appointed director of Corporate Plans and elected vice president and secretary. He became executive vice president of Corning Japan K.K. in 1986. In 1991, Mr. Booth was named senior vice president responsible for Strategy and Development.

Charles W. Deneka (54)   Senior Vice President
Mr. Deneka joined Corning in 1972 and subsequently held manufacturing, engineering and development positions in several divisions. In 1990, he was named vice president and director of Development responsible for new product development activities. In January 1995, he was appointed senior vice president and chief technical officer.

Robert L. Ecklin (60)   Executive Vice President
Mr. Ecklin joined Corning in 1961 and served in a variety of U.S. and international manufacturing and engineering managerial positions. For Corning Engineering he served as its vice president in 1982 and was appointed its president in 1983. In 1986 he became vice president of Business Development. Mr. Ecklin was appointed general manager of the Industrial Products Division in 1989 and senior vice president in 1990. Effective January 1, 1999, he was appointed executive vice president of the Environmental Products Division.

William D. Eggers (54)   Senior Vice President and General Counsel
Mr. Eggers joined Corning in 1997 as vice president and deputy general counsel. He was elected senior vice president and general counsel in February of 1998. Mr. Eggers was a Partner with the Rochester firm of Nixon, Hargrave, Devans & Doyle, LLP, before joining Corning, and was outside litigation counsel for Corning in a number of commercial matters.

James B. Flaws (50) Senior Vice President, Treasurer and Chief Financial Officer Mr. Flaws joined Corning in 1973 and has held a variety of positions within Corning's Consumer Products group and in 1991 was appointed vice president and chief financial officer. Mr. Flaws was elected assistant treasurer of Corning Incorporated in 1993, vice president and controller effective as of February 1, 1997 and vice president-finance and treasurer effective as of May 16, 1997. He was elected senior vice president and chief financial officer in December, 1997.

Kirk P. Gregg (39)   Senior Vice President
Mr. Gregg joined Corning in 1993 as director of Executive Compensation, was named vice president of Executive Resources and Employee Benefits in December 1994. He was named to his current position in December 1997. Prior to joining Corning, Mr. Gregg was with General Dynamics Corporation as corporate director, Key Management Programs, and was responsible for executive compensation and benefits, executive development and recruiting.

A. John Peck, Jr. (59)   Vice President and Secretary
Mr. Peck joined Corning in 1972. He has served as assistant counsel and as associate counsel in the Legal Department. He was appointed assistant secretary in 1981, elected secretary in 1988, and elected vice president in 1998.

Randall D. Price (51)   Executive Vice President
Mr. Price joined Corning in 1977 and subsequently held various sales, marketing and development positions at several divisions. In 1995, he was appointed division vice president for the Advanced Materials and Process Technology Groups. In April 1996, he was named vice president and general manager of the Advanced Materials Division. Effective January 1, 1999, he was appointed executive vice president of the Advanced Materials Division.

Peter Volanakis (43)   Executive Vice President
Mr. Volanakis joined Corning in 1982 and subsequently held various marketing, development and commercial positions in several divisions. In 1991, he was appointed director of corporate marketing. In 1995, he was named executive vice president of Siecor Corporation. He was named senior vice president of Advanced Display Products in October 1997. Effective January 1, 1999, he was appointed executive vice president of the Advanced Display and Science Products Divisions.

Wendell P. Weeks (39)   Executive Vice President
Mr. Weeks joined Corning in 1983 and has served in various accounting, business development, and business manager positions. In 1992, he was named general manager and director of external development, Opto-Electronics Components Business, division vice president in July 1994, and deputy general manager in June 1995. He was appointed vice president and general manager of the Telecommunications Products Division in March 1996 and senior vice president effective November 1, 1997. Effective January 1, 1999, he was appointed executive vice president of Opto-Electronics.



*as of January 1, 1999

Item 11.  Management Remuneration and Transactions

Information covering Management Remuneration and Transactions, appearing under the captions "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Other Matters" in the Proxy Statement relating to the annual meeting of shareholders to be held on April 29, 1999, is incorporated by reference in this Annual Report on Form 10-K.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information with respect to Security Ownership of Certain Beneficial Owners, appearing under the caption "Security Ownership of Certain Beneficial Owners" in the Proxy Statement relating to the annual meeting of shareholders to be held on April 29, 1999, is incorporated by reference in this Annual Report on Form 10-K.


Item 13.  Certain Relationships and Related Transactions

A description of transactions with management and others and certain business relationships, appearing under the captions "Directors' Compensation and Other Matters Relating to Directors" and "Other Matters" in the Proxy Statement relating to the annual meeting of shareholders to be held on April 29, 1999, is incorporated by reference in this Annual Report on Form 10-K.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Documents filed as part of this report:

         1. Index to financial statements and financial statement schedules, filed as part of this report:

                                                                                                                   Page
                  Report of Independent Accountants                                                                 21

                  Consolidated Statements of Income                                                                 22

                  Consolidated Balance Sheets                                                                       23

                  Consolidated Statements of Cash Flows                                                             24

                  Consolidated Statements of Changes in Shareholders' Equity                                        25

                  Notes to Consolidated Financial Statements                                                       26-46

                  Financial Statement Schedule:
                           II       Valuation Accounts and Reserves                                                 47

         2.  Supplementary Data:
                  Quarterly Operating Results and Related Market Data                                               48
                  Five Years in Review - Historical Comparison                                                     49-50
                  Investor Information                                                                             51-52

         3. Exhibits filed as part of this report: see (c) below.

(b) Reports on Form 8-K filed during the last quarter of fiscal 1998:

         A report on Form 8-K dated October 19, 1998, filed in connection with the registrant's medium-term note facility, includes Corning's third quarter earnings press release of October 19, 1998.

(c) Exhibits filed as part of this report:

         #3 (i)   Articles of Incorporation of the Registrant:

                  Restated Certificate of Incorporation, dated April 24, 1997, filed with the Secretary of State of the State of New York on November 19, 1998.

         #3 (ii) By-laws of the Registrant as amended to and effective as of October 6, 1998, which appear as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 is incorporated herein by reference in this Annual Report on Form 10-K.

         #4 Rights Agreement dated June 5, 1996, that defines the preferred share purchase rights which trade with the Registrant's common stock, which appears as Exhibit 1 to Form 8-K, dated July 10, 1996, is incorporated herein by reference in this Annual Report on Form 10-K.

         #12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

         #21      Subsidiaries of the Registrant at December 31, 1998

         #23      Consent of Independent Accountants

         #24      Powers of Attorney

         #27      Financial Data Schedule

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

                 /s/ Roger G. Ackerman             Chairman and
By                                                 Chief Executive Officer                                         February 24, 1999
       ----------------------------------------
                  (Roger G. Ackerman)


                 /s/ James B. Flaws
By                                                 Senior Vice President, Treasurer                                February 24, 1999
       ----------------------------------------    and Chief Financial Officer
                  (James B. Flaws)


                /s/ Katherine A. Asbeck
By                                                 Vice President and Controller                                   February 24, 1999
       ----------------------------------------
                 (Katherine A. Asbeck)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated.

                                                   Capacity                                                              Date
                      *
       ----------------------------------------
                                                   Chairman and                                                    February 24, 1999
             (Roger G. Ackerman)                   Chief Executive Officer



                      *
       ----------------------------------------
                                                   Director                                                        February 24, 1999
               (Robert Barker)


                      *
       ----------------------------------------
                                                   Director                                                        February 24, 1999
             (John Seely Brown)


                      *
       ----------------------------------------
                                                   Director                                                        February 24, 1999
              (Van C. Campbell)


                      *
       ----------------------------------------
                                                   Director                                                        February 24, 1999
              (John H. Foster)


                      *
       ----------------------------------------
                                                   Director                                                        February 24, 1999
             (Norman E. Garrity)


                      *
       ----------------------------------------
                                                   Director                                                        February 24, 1999
                (Gordon Gund)


                      *
       ----------------------------------------
                                                   Director                                                        February 24, 1999
             (John M. Hennessy)


                      *
       ----------------------------------------
                                                   Director                                                        February 24, 1999
             (James R. Houghton)


                      *
       ----------------------------------------
                                                   Director                                                        February 24, 1999
             (James W. Kinnear)


                      *
       ----------------------------------------
                                                   Director                                                        February 24, 1999
               (John W. Loose)


                      *
       ----------------------------------------
                                                   Director                                                        February 24, 1999
             (James J. O'Connor)


                      *
       ----------------------------------------
                                                   Director                                                        February 24, 1999
             (Catherine A. Rein)


                      *
       ----------------------------------------
                                                   Director                                                        February 24, 1999
              (Henry Rosovsky)


                      *
       ----------------------------------------
                                                   Director                                                        February 24, 1999
              (H. Onno Ruding)


                      *
       ----------------------------------------
                                                   Director                                                        February 24, 1999
           (William D. Smithburg)



                 /s/ William D. Eggers
*By    ----------------------------------------
         (William D. Eggers, Attorney-in-fact)

REPORT OF INDEPENDENT ACCOUNTANTS


PricewaterhouseCoopers LLP


To the Board of Directors and Shareholders of Corning Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 18 present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 1998 and 1997, and the results of their operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







/s/ PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, New York  10019


January 25, 1999, except for Note 4 and Note 11, which are as of February 16, 1999

CONSOLIDATED STATEMENTS OF INCOME  Corning Incorporated and Subsidiary Companies
--------------------------------------------------------------------------------

                                                                                                 Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)                                                 1998              1997              1996
----------------------------------------------------------------------------------------------------------------------------------
Revenues

  Net sales                                                                          $  3,484.0        $ 3,516.8         $ 3,024.0
  Royalty, interest and dividend income                                                    48.4             37.5              29.7
  Non-operating gains                                                                      39.7
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        3,572.1          3,554.3           3,053.7
------------------------------------------------------------------------------------------------------------------------------------

Deductions

  Cost of sales                                                                         2,153.9          2,042.3           1,830.1
  Selling, general and administrative expenses                                            487.7            541.6             499.4
  Provision for restructuring                                                              84.6
  Research, development and engineering expenses                                          293.9            250.3             189.2
  Interest expense, net                                                                    56.7             72.0              57.2
  Other, net                                                                               55.7             18.9              22.0
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before taxes on income                                  439.6            629.2             455.8
Taxes on income from continuing operations                                                132.8            209.5             151.4
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before minority interest
  and equity earnings                                                                     306.8            419.7             304.4
Minority interest in earnings of subsidiaries                                             (60.9)           (76.3)            (52.5)
Dividends on convertible preferred securities of subsidiary                               (13.7)           (13.7)            (13.7)
Equity in earnings of associated companies                                                 95.3             79.2              85.1
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                                         327.5            408.9             323.3
Income (loss) from discontinued operations, net of income taxes
  Life science businesses                                                                                                   (167.3)
  Consumer housewares business                                                             66.5             30.9              19.6
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                           $    394.0        $   439.8         $   175.6
------------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share:
  Continuing operations                                                              $     1.42        $    1.79         $    1.42
  Discontinued operations                                                                  0.29             0.13             (0.66)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                           $     1.71        $    1.92         $    0.76
------------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share:
  Continuing operations                                                              $     1.39        $    1.72         $    1.40
  Discontinued operations                                                                  0.28             0.13             (0.62)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                           $     1.67        $    1.85         $    0.78
------------------------------------------------------------------------------------------------------------------------------------

Shares used in Computing Earnings Per Share
------------------------------------------------------------------------------------------------------------------------------------
  Basic earnings per share                                                                229.6            228.1             227.1
  Diluted earnings per share                                                              243.9            245.4             239.5


The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS        Corning Incorporated and Subsidiary Companies
--------------------------------------------------------------------------------

                                                                                                      December 31,
----------------------------------------------------------------------------------------------------------------------------------
(In millions, except share amounts)                                                           1998                   1997
----------------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
  Cash                                                                                   $     12.2            $     61.0
  Short-term investments, at cost, which approximates market value                             33.2                  36.0
  Accounts receivable, net of doubtful accounts and
   allowances - $15.2/1998; $10.7/1997                                                        636.0                 559.7
  Inventories                                                                                 458.7                 428.3
  Deferred taxes on income and other current assets                                           170.2                 114.1
----------------------------------------------------------------------------------------------------------------------------------

  Total current assets                                                                      1,310.3               1,199.1
----------------------------------------------------------------------------------------------------------------------------------

Investments
  Associated companies, at equity                                                             313.1                 292.9
  Others, at cost or fair value                                                                53.1                  17.1
Plant and equipment, at cost, net of accumulated depreciation                               2,684.9               2,267.9
Goodwill and other intangible assets, net of accumulated
  amortization - $66.7/1998; $51.5/1997                                                       309.7                 294.2
Other assets                                                                                  310.8                 263.1
Net assets of discontinued operations                                                                               357.6
----------------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                             $  4,981.9            $  4,691.9
----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
  Loans payable                                                                          $    204.6            $    213.0
  Accounts payable                                                                            291.7                 300.0
  Other accrued liabilities                                                                   578.4                 444.7
----------------------------------------------------------------------------------------------------------------------------------

  Total current liabilities                                                                 1,074.7                 957.7
----------------------------------------------------------------------------------------------------------------------------------

Other liabilities                                                                             674.1                 627.5
Loans payable beyond one year                                                                 998.3               1,125.8
Minority interest in subsidiary companies                                                     346.1                 349.3
Convertible preferred securities of subsidiary                                                365.2                 365.3
Convertible preferred stock                                                                    17.9                  19.8
Common shareholders' equity
  Common stock, including excess over par value
    and other capital - par value $0.50 per share;
    Shares authorized: 500 million;
    Shares issued: 265.9 million/1998; 264.3 million/1997                                     766.0                 707.2
  Retained earnings                                                                         1,521.7               1,296.0
  Less cost of 34.4 million/1998 and 32.7 million/1997
    shares of common stock in treasury                                                       (790.0)               (724.5)
  Accumulated other comprehensive income                                                        7.9                 (32.2)
----------------------------------------------------------------------------------------------------------------------------------

  Total common shareholders' equity                                                         1,505.6               1,246.5
----------------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                                               $  4,981.9            $  4,691.9
----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Corning Incorporated and Subsidiary Companies
--------------------------------------------------------------------------------

                                                                                                   Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                                 1998         1997         1996
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                                                                             $   394.0     $  439.8     $  175.6
   Adjustments to reconcile net income to net cash
     provided by operating activities of continuing operations:
     (Income) loss from discontinued operations                                               (66.5)       (30.9)       147.7
     Depreciation and amortization                                                            298.0        285.9        252.3
     Non-operating gains                                                                      (39.7)
     Provision for restructuring, net of cash spent                                            61.3
     Employee benefit expense in excess of cash funding                                        40.6         35.2         11.2
     Equity in earnings of associated companies, less than
       (in excess of) dividends received                                                      (32.0)       (13.9)         2.9
     Minority interest in earnings of subsidiaries in excess of dividends paid                  8.7         40.8         18.8
     (Gains) losses on disposition of properties and investments                                9.3         (6.2)         5.1
     Deferred tax provision (benefit)                                                          (4.0)       (10.3)        17.7
     Other non-cash items                                                                      34.4          3.8         (6.8)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                      (56.1)       (69.9)       (92.1)
     Inventories                                                                               (7.3)       (69.5)       (64.5)
     Other current assets                                                                     (14.0)        (8.4)       (21.1)
     Accounts payable and other current liabilities                                            10.9         57.7         74.3
----------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities of Continuing Operations                            637.6        654.1        521.1
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
   Additions to plant and equipment                                                          (713.6)      (745.6)      (560.2)
   Acquisitions of businesses, net                                                            (43.5)       (32.0)       (15.1)
   Net proceeds from disposition of properties and investments                                140.3         56.2         35.9
   Proceeds from divestiture of consumer housewares business                                  593.1
   Proceeds from Distributions of subsidiaries                                                                          650.0
   Net increase in long-term investments                                                     (102.1)        (8.8)       (12.7)
   Other, net                                                                                   0.1         16.8         19.7
----------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing Activities of Continuing Operations                 (125.7)      (713.4)       117.6
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Proceeds from issuance of loans                                                            300.4        129.8        415.4
   Repayments of loans                                                                       (148.4)       (33.0)      (205.0)
   Repayments of loans with proceeds from divestiture of consumer
      housewares business in 1998 and Distributions of subsidiaries in 1996                  (343.0)                   (450.0)
   Increase in minority interest due to capital contributions                                                             8.6
   Proceeds from issuance of common stock                                                      22.4         37.2         43.4
   Repurchases of common stock                                                                (59.7)       (50.1)       (83.9)
   Dividends paid                                                                            (168.3)      (167.8)      (167.2)
----------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Financing Activities of Continuing Operations                               (396.6)       (83.9)      (438.7)
----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                                5.1          3.1         (2.2)
Effect of accounting calendar change on cash                                                                            (17.5)
Cash provided by (used in) discontinued operations                                           (172.0)        22.0       (141.9)
----------------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                       (51.6)      (118.1)        38.4
Cash and cash equivalents at beginning of year                                                 97.0        215.1        176.7
----------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Year                                                  $    45.4     $   97.0     $  215.1
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   Corning Incorporated and Subsidiary Companies
--------------------------------------------------------------------------------
(In millions, except per share amounts)

                                                                                                         Accumulated
                                                       Capital in                                           other         Total
                                              Common    excess of    Unearned     Retained   Treasury   comprehensive  shareholders'
                                               stock    par value  compensation   earnings     stock       income         equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                    $129.3    $1,116.7     $(133.0)     $1,496.5   $(563.0)       $56.5        $2,103.0

Net income                                                                           175.6                                  175.6
Foreign currency translation adjustment                                                                     (12.9)          (12.9)
                                                                                                                         --------
Total comprehensive income                                                                                                  162.7
Shares issued                                    1.2        45.6                                                             46.8
Corning Stock Ownership Trust                                          (19.7)                                               (19.7)
Distributions of subsidiaries                             (653.5)                   (473.2)                              (1,126.7)
Repurchases of shares                                                                          (50.5)                       (50.5)
Dividends on stock ($0.72 per share)                                                (167.2)                                (167.2)
Other, net                                                  53.5        25.9          (7.7)    (59.0)                        12.7
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                     130.5       562.3      (126.8)      1,024.0    (672.5)        43.6           961.1

Net income                                                                           439.8                                  439.8
Foreign currency translation adjustment                                                                     (75.8)          (75.8)
                                                                                                                         --------
Total comprehensive income                                                                                                  364.0

Shares issued                                    1.7       111.0                                                            112.7
Corning Stock Ownership Trust                                           14.5                                                 14.5
Repurchases of shares                                                                          (50.1)                       (50.1)
Dividends on stock ($0.72 per share)                                                (167.8)                                (167.8)
Other, net                                                  19.6        (5.6)                   (1.9)                        12.1
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                     132.2       692.9      (117.9)      1,296.0    (724.5)       (32.2)        1,246.5

Net income                                                                           394.0                                  394.0
Foreign currency translation adjustment                                                                      41.1            41.1
Unrealized loss on marketable
  securities, net of tax                                                                                     (1.0)           (1.0)
                                                                                                                         --------
Total comprehensive income                                                                                                  434.1

Shares issued                                    0.8        42.7                                                             43.5
Corning Stock Ownership Trust                                           (3.1)                                                (3.1)
Repurchases of shares                                                                          (59.7)                       (59.7)
Dividends on stock ($0.72 per share)                                                (168.3)                                (168.3)
Other, net                                                  28.5       (10.1)                   (5.8)                        12.6
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                    $133.0      $764.1     $(131.1)     $1,521.7   $(790.0)        $7.9        $1,505.6
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Corning Incorporated and Subsidiary Companies
(In millions, except share and per share amounts)
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of all entities controlled by Corning. All significant intercompany accounts and transactions are eliminated.

The equity method of accounting is used for investments in associated companies which are not controlled by Corning and in which Corning's interest is generally between 20% and 50%.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

On April 1, 1998, Corning completed the recapitalization and sale of a controlling interest in its consumer housewares business. On December 31, 1996, Corning distributed all of the shares of its Health Care Services Segment (Quest Diagnostics Incorporated and Covance Inc.), to its shareholders on a pro rata basis. Corning's consolidated financial statements and notes to consolidated financial statements report the consumer housewares business, Quest Diagnostics and Covance as discontinued operations.

Foreign Currencies

Balance sheet accounts of foreign subsidiaries are translated at current exchange rates and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are accumulated in a separate component of common shareholders' equity. Foreign currency transaction gains and losses affecting cash flows are included in current earnings.

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

In addition to the foreign exchange contracts described in the preceding paragraph, Corning enters into revenue sales contracts for certain of its revenues generated in foreign currencies. Such contracts, because of their terms, are not subject to foreign currency gains and losses.

Cash and Cash Equivalents

Short-term investments, comprised of repurchase agreements and debt instruments with original maturities of three months or less, are considered cash equivalents.

Marketable Securities

Corning's marketable securities consist of equity securities classified as available-for-sale which are stated at estimated fair value based primarily upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification, and are reported as a separate component of accumulated other comprehensive income in shareholders' equity until realized. A decline in the value of any marketable security below cost that is deemed other than temporary is charged to earnings, resulting in a new cost basis for the security.

Inventories

Inventories are stated at the lower of cost or market. Approximately 54% and 57% of Corning's inventories at December 31, 1998, and 1997, respectively, are valued using the first-in, first-out (FIFO) method. The last-in, first-out
(LIFO) method is used to value the remaining inventories, which are principally at domestic plant locations.

Property and Depreciation

Land, buildings and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties using straight-line and accelerated methods.

Goodwill and Other Intangible Assets

Investment costs in excess of the fair value of net assets acquired are amortized over appropriate periods not exceeding 40 years. Other intangible assets are recorded at cost and amortized over periods generally not exceeding 15 years.

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

2.   Business Combination and Divestitures

Purchases

On December 1, 1998, Corning acquired the 50% interest in Optical Fibres previously owned by BICC plc. The consideration was comprised of approximately $47 million in cash and the assumption of $27 million in debt. The acquisition was recorded using the purchase method of accounting. The excess cost over the fair value of the net tangible assets acquired was approximately $38 million and is being amortized over periods of up to 20 years. Optical Fibres became a wholly owned subsidiary as a result of this transaction and the results of its operations are included in the consolidated financial statements from the date of the transaction.

In April 1997, Corning acquired 100% of the stock of Optical Corporation of America (OCA) for a total purchase price of approximately $70 million. The consideration was comprised of approximately 950,000 shares of Corning restricted stock, options and $32 million of cash. The acquisition was recorded using the purchase method of accounting. The results of operations of OCA are included in the consolidated financial statements from the date of acquisition. The excess cost over the fair value of the net tangible assets acquired was approximately $52 million and is being amortized over periods of up to 20 years.

Divestitures

In the fourth quarter of 1998, Corning recorded a non-operating gain of $19.2 million ($9.7 million after tax), or $0.04 per share, related to the divestiture of several small businesses within the science products division.

In February 1997, Corning sold its Serengeti eyewear business to Solar-Mates, Inc. for approximately $28 million. In March 1996, Corning sold its equity investment in CALP S.p.A. for approximately $30 million. The gains recognized on these transactions were not material.

Other

In June 1998, Molecular Simulations, Inc. (MSI) merged with Pharmacopeia, Inc., a publicly traded company. Corning previously owned 35% of MSI and owns approximately 15% of the combined entity. Corning realized a non-operating gain of $20.5 million ($13.2 million after tax), or $0.06 per share, from this transaction.

In January 1996, Corning and International Technology (IT) completed a transaction whereby Corning increased its ownership in Quanterra Incorporated (Quanterra), a jointly owned company between Corning and IT, from 50% to 81% in exchange for an investment of approximately $20 million. As a result of this transaction, Corning began consolidating Quanterra's results beginning in 1996. In June 1998, Quanterra redeemed IT's remaining 19% interest for $5.7 million and became a 100% owned subsidiary of Corning.

3.   Information by Operating Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Corning's chief operating decision making group is comprised of the Chief Executive Officer and the officers who report to him directly.

Corning's reportable segments include Telecommunications, Advanced Materials and Information Display. The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment and photonic components for the worldwide telecommunications industry. The Advanced Materials Segment manufactures specialized products with unique properties for customer applications utilizing glass, glass ceramic and polymer technologies. Businesses within this segment include environmental products, science products, semiconductor materials and optical and lighting products. The Information Display Segment manufactures glass panels and funnels for televisions and CRTs, and projection video lens assemblies and liquid crystal display glass for flat panel displays.

Corning evaluates performance based on an after tax profit measure, which is identified as segment net income. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The financial results for Corning's three operating segments have been prepared on a basis which is consistent with the manner in which Corning management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments less precisely than would be required for stand alone financial information prepared in accordance with generally accepted accounting principles. Revenue attributed to geographic areas is based on the location of the customer.

Operating Segments                                                                       Advanced      Information       Total
                                                                  Telecommunications     Materials       Display       Segments
----------------------------------------------------------------------------------------------------------------------------------
1998

Net sales                                                                 $1,791.7       $1,020.1         $644.7        $3,456.5
Depreciation and amortization (1)                                            143.5           78.8           74.5           296.8
Research, development and engineering expenses (2)                           190.2           80.0           23.7           293.9
Interest income (3)                                                            9.5            3.2            1.1            13.8
Interest expense (4)                                                          29.7           16.7           10.0            56.4
Income tax expense                                                           101.4           38.4            8.2           148.0
Segments earnings before minority interest and equity earnings (5)           221.9           75.9           39.2           337.0
Minority interest in earnings of subsidiaries                                (37.3)           0.3          (27.6)          (64.6)
Equity in earnings of associated companies                                    20.7           17.6           44.9            83.2
Segment net income                                                           205.3           93.8           56.5           355.6
Investment in associated companies, at equity                                 25.8           42.0          190.4           258.2
Segment assets (6)                                                         1,887.1          837.7          915.1         3,639.9
Capital expenditures                                                         260.0          131.0           53.0           444.0
----------------------------------------------------------------------------------------------------------------------------------

1997

Net sales                                                                 $1,795.3       $1,030.4         $664.2        $3,489.9
Depreciation and amortization (1)                                            130.7           82.0           71.8           284.5
Research, development and engineering expenses (2)                           117.1           63.6           69.6           250.3
Interest income (3)                                                            3.6            2.5            1.0             7.1
Interest expense (4)                                                          34.3           23.5           13.8            71.6
Income tax expense                                                           163.9           50.8           (8.6)          206.1
Segments earnings before minority interest and equity earnings (5)           307.3           89.8           16.4           413.5
Minority interest in earnings of subsidiaries                                (46.0)           0.7          (31.0)          (76.3)
Equity in earnings of associated companies                                    36.2           13.1           21.7            71.0
Segment net income                                                           297.5          103.6            7.1           408.2
Investment in associated companies, at equity                                 62.8           35.3          142.2           240.3
Segment assets (6)                                                         1,599.2          762.6          841.4         3,203.2
Capital expenditures                                                         336.0          117.0          119.0           572.0
----------------------------------------------------------------------------------------------------------------------------------

1996

Net sales                                                                 $1,397.7       $1,031.4         $565.5        $2,994.6
Depreciation and amortization (1)                                            104.7           65.0           81.0           250.7
Research, development and engineering expenses (2)                            83.2           52.3           53.7           189.2
Interest income (3)                                                            2.6            2.5            1.8             6.9
Interest expense (4)                                                          24.4           21.8           10.6            56.8
Income tax expense                                                           130.6           33.0          (13.8)          149.8
Segments earnings before minority interest and equity earnings (5)           247.6           63.5          (10.0)          301.1
Minority interest in earnings of subsidiaries                                (38.1)           3.0          (17.4)          (52.5)
Equity in earnings of associated companies                                    44.9            8.8           22.6            76.3
Segment net income                                                           254.4           75.3           (4.8)          324.9
Investment in associated companies, at equity                                 53.4           27.7          163.0           244.1
Segment assets (6)                                                         1,227.9          631.5          789.4         2,648.8
Capital expenditures                                                         209.0           85.6          170.0           464.6
----------------------------------------------------------------------------------------------------------------------------------

(1) Includes an allocation of depreciation of corporate property, plant and equipment not specifically identifiable to a segment. Related depreciable assets are not allocated to segment assets.

(2) Non-direct research, development and engineering expenses are allocated based upon direct project spending for each segment.

(3) Interest income is allocated to segments based on a percentage of segment net operating assets.

(4) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.

(5) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal, are allocated to segments, primarily as a percentage of sales.

(6) Includes inventory, accounts receivable, plant, property and equipment, investments in associated equity companies and goodwill specifically identifiable to segments.

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                                                                          1998            1997          1996
----------------------------------------------------------------------------------------------------------------------------------
Revenues
Total segment net sales                                                                $  3,456.5      $ 3,489.9     $  2,994.6
Non-segment net sales (1)                                                                    27.5           26.9           29.4
Royalty, interest and dividend income                                                        48.4           37.5           29.7
Non-operating gains                                                                          39.7
----------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                                      $  3,572.1      $ 3,554.3     $  3,053.7

Net income
Total segment net income (2)                                                           $    355.6      $   408.2     $    324.9
   Unallocated items:
Non-segment income (1)                                                                       39.5           10.0            5.3
Provision for restructuring (3)                                                             (84.6)
Minority interest                                                                             3.7
Interest expense                                                                             (0.3)          (0.4)          (0.4)
Income tax                                                                                   15.2           (3.4)          (1.6)
Equity in earnings of associated companies (1)                                               12.1            8.2            8.8
Dividends on convertible preferred securities of subsidiary                                 (13.7)         (13.7)         (13.7)
----------------------------------------------------------------------------------------------------------------------------------
   Net income from continuing operations                                               $    327.5      $   408.9     $    323.3

Assets
Total segment assets                                                                   $  3,639.9      $ 3,203.2     $  2,648.8
   Non-segment assets:
Net assets of discontinued operations                                                                      357.6          364.0
Property, plant and equipment (4)                                                           624.7          523.2          442.4
Investments (5)                                                                             108.1           69.7           93.1
Other current assets (6)                                                                    310.7          263.1          380.6
Remaining corporate assets (7)                                                              298.5          275.1          254.5
----------------------------------------------------------------------------------------------------------------------------------
   Total consolidated assets                                                           $  4,981.9      $ 4,691.9     $  4,183.4
----------------------------------------------------------------------------------------------------------------------------------

(1) Includes amounts derived from corporate investments. Non-segment net income includes non-operating gains in 1998.

(2)   Includes royalty, interest and dividend income.

(3) See Footnote 8 to the consolidated financial statements for further discussion of this charge. The portion of this charge related to Telecommunications, Advanced Materials and Information Display Segments was $8.3 million, $26.9 million, and $16.3 million, respectively. The remainder pertains to corporate functions.

(4) Represents corporate property, plant and equipment not specifically identifiable to a segment.

(5)   Represents corporate investments in associated companies, at equity.

(6) Includes current corporate assets, primarily cash, short-term investments and deferred taxes.

(7) Includes non-current corporate assets, primarily pension assets and deferred taxes.

Other Significant Items                                                                   Segment       Reconciling  Consolidated
                                                                                           Total        Adjustments      Total
----------------------------------------------------------------------------------------------------------------------------------
1998
Depreciation and amortization                                                            $  296.8         $  1.2       $  298.0
Interest expense                                                                             56.4            0.3           56.7
Income taxes                                                                                148.0          (15.2)         132.8
Equity in earnings of associated companies                                                   83.2           12.1           95.3
Minority interest                                                                           (64.6)           3.7          (60.9)
Investment in associated companies, at equity                                               258.2           54.9          313.1
Capital expenditures                                                                        444.0          269.6 (1)      713.6
----------------------------------------------------------------------------------------------------------------------------------

1997
Depreciation and amortization                                                            $  284.5         $  1.4       $  285.9
Interest expense                                                                             71.6            0.4           72.0
Income taxes                                                                                206.1            3.4          209.5
Equity in earnings of associated companies                                                   71.0            8.2           79.2
Investment in associated companies, at equity                                               240.3           52.6          292.9
Capital expenditures                                                                        572.0          173.6 (1)      745.6
----------------------------------------------------------------------------------------------------------------------------------

1996
Depreciation and amortization                                                            $  250.7         $  1.6       $  252.3
Interest expense                                                                             56.8            0.4           57.2
Income taxes                                                                                149.8            1.6          151.4
Equity in earnings of associated companies                                                   76.3            8.8           85.1
Investment in associated companies, at equity                                               244.1           69.7          313.8
Capital expenditures                                                                        464.6           95.6 (1)      560.2
----------------------------------------------------------------------------------------------------------------------------------

(1) Includes capital spending on shared research facilities of $166.0 million, $82.4 million and $19.0 million in 1998, 1997 and 1996, respectively.

Information concerning principal geographic areas is as follows:

                                                  1998                          1997                         1996
-----------------------------------------------------------------------------------------------------------------------------
                                           Net       Non-current          Net      Non-current           Net     Non-current
                                          Sales      Assets (1)          Sales     Assets (1)           Sales    Assets (1)
-----------------------------------------------------------------------------------------------------------------------------
North America
   United States                      $2,257.4        $2,877.5         $2,206.8    $2,436.8         $2,020.8      $1,950.2
   Canada                                301.7            89.9            246.8        90.8            120.7          96.6
   Other                                  37.0            43.3             37.9        25.9             46.1          15.9
-----------------------------------------------------------------------------------------------------------------------------
       Total North America             2,596.1         3,010.7          2,491.5     2,553.5          2,187.6       2,062.7

Asia Pacific
   Japan                                 308.8           109.6            360.4       103.4            271.6         118.7
   China                                  74.6             0.9            119.6         1.0             53.4           0.5
   Korea                                  24.0           195.2             29.5       135.9             31.7         159.3
   Other                                  35.5            15.1             42.0        16.0             39.0          14.8
-----------------------------------------------------------------------------------------------------------------------------
       Total Asia Pacific                442.9           320.8            551.5       256.3            395.7         293.3

Europe
   Germany                               117.6            49.0            101.8        45.9             88.7          53.4
   France                                 72.6            75.8             85.0        58.8             76.5          50.4
   United Kingdom                         73.8            76.0             66.0        60.0             72.9          55.4
   Other                                 109.3            22.5            100.3        26.8            106.0          22.2
-----------------------------------------------------------------------------------------------------------------------------
       Total Europe                      373.3           223.3            353.1       191.5            344.1         181.4

Latin America
   Brazil                                 29.9            10.4             74.1        11.7             41.3          12.1
   Other                                  10.9                             18.4         0.4             11.7           0.4
-----------------------------------------------------------------------------------------------------------------------------
       Total Latin America                40.8            10.4             92.5        12.1             53.0          12.5

All Other                                 30.9            22.0             28.2         8.5             43.6           8.5
-----------------------------------------------------------------------------------------------------------------------------
       Total                          $3,484.0        $3,587.2         $3,516.8    $3,021.9         $3,024.0      $2,558.4
-----------------------------------------------------------------------------------------------------------------------------

(1) Excludes net assets of discontinued operations of $357.6 million and $364.0 million in 1997 and 1996, respectively, and deferred taxes of $84.4 million, $113.3 million and $83.6 million in 1998, 1997 and 1996, respectively.

4.   Investments

Associated Companies at Equity, other than Dow Corning Corporation

Samsung Corning Company Ltd., a 50% owned South Korea-based manufacturer of glass panels and funnels for television and display monitors, represented $174.4 million and $134.1 million of Corning's investments accounted for by the equity method at year end 1998 and 1997, respectively.

The financial position and results of operations of Samsung Corning and Corning's other equity companies are summarized as follows:

                                                      1998                       1997                      1996
-------------------------------------------------------------------------------------------------------------------------
                                               Samsung        Total       Samsung        Total      Samsung       Total
                                               Corning       Equity       Corning       Equity      Corning      Equity
                                              Co. Ltd.    Companies      Co. Ltd.    Companies     Co. Ltd.  Companies
-------------------------------------------------------------------------------------------------------------------------
Net sales                                   $    884.1  $   1,652.9    $    997.4   $  1,808.1    $   794.9  $  1,593.3
Gross profit                                     239.6        571.7         265.8        637.9        192.8       554.7
Net income                                        77.8        224.8          63.6        177.7         54.6       208.3
-------------------------------------------------------------------------------------------------------------------------

Corning's equity in net income (1)          $     38.4  $      95.3    $     31.1   $     79.2    $    26.4  $     85.1
-------------------------------------------------------------------------------------------------------------------------

Current assets                              $    362.6  $     647.8    $    371.9   $    775.4    $   328.1  $    661.3
Non-current assets                             1,022.7      1,320.2         934.4      1,311.9      1,415.0     1,826.3
-------------------------------------------------------------------------------------------------------------------------

Current liabilities                         $    369.7  $     532.9    $    291.0   $    537.0    $   446.3  $    647.6
Non-current liabilities                          657.3        757.3         717.1        884.5        979.1     1,132.8
-------------------------------------------------------------------------------------------------------------------------

(1) Equity in earnings shown above and in the Consolidated Statements of Income are net of amounts recorded for income tax.

Dividends received from Samsung Corning and Corning's other equity companies totaled $63.3 million, $65.3 million and $88.2 million in 1998, 1997 and 1996, respectively. At December 31, 1998, approximately $262.4 million of equity in undistributed earnings of equity companies were included in Corning's retained earnings.

Dow Corning Corporation

Corning is a 50% owner of Dow Corning Corporation (Dow Corning), a manufacturer of silicones. The other 50% of Dow Corning is owned by The Dow Chemical Company (Dow Chemical).

On May 15, 1995, Dow Corning voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code as a result of several negative developments related to the breast implant litigation. At that time, Corning management believed it was impossible to predict if and when Dow Corning would successfully emerge from Chapter 11 proceedings. As a result, Corning recorded an after-tax charge of $365.5 million to fully reserve its investment in Dow Corning and discontinued recognition of equity earnings from Dow Corning in 1995.

Dow Corning and the Committee of Tort Claimants, one of Dow Corning's Chapter 11 creditor committees, filed with the United States Bankruptcy Court (the Bankruptcy Court) a joint plan of reorganization on November 9, 1998 (the Joint
Plan). After hearings held in early 1999, the Bankruptcy Court ruled in early February 1999 that the disclosure statement related to the Joint Plan was adequate to send to Dow Corning's creditors for consideration. In that ruling, the Bankruptcy Court indicated that the period for voting will extend through May 14, 1999 and hearings to confirm the Joint Plan are scheduled to begin on June 28, 1999. To become effective, the Joint Plan will require a favorable vote by many classes of creditors and final Bankruptcy Court approval after confirmation hearings. In addition, appeals of the Bankruptcy Court's confirmation order are possible. The recent developments, including the support of the Committee of Tort Claimants, tend to increase the probability that Dow Corning will successfully emerge from Chapter 11 proceedings, but the timing and eventual outcome of these proceedings is uncertain.

If and when Dow Corning emerges from bankruptcy, Corning will likely begin to recognize equity earnings from Dow Corning. Corning does not expect to receive dividends from Dow Corning in the foreseeable future. As part of the Joint Plan, Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan.

The financial position and results of operations of Dow Corning are summarized in the table below. The 1998 amounts are derived from Dow Corning's unaudited financial information and do not include the impact of charges, if any, which Dow Corning may take currently or in the future to reflect any additional financial impact of the Joint Plan. The amount of any such charge could have a material effect on Dow Corning's financial position and results of operations in the period or periods recorded.

-------------------------------------------------------------------------------------------------------------------------
                                                                                         1998         1997        1996
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                                           $  2,568.0   $  2,643.5  $  2,532.3
Gross profit                                                                             796.1        847.6       858.3
Net income                                                                               206.7        237.6       221.7
-------------------------------------------------------------------------------------------------------------------------

Current assets                                                                      $  1,355.2   $  1,378.8  $  1,524.7
Non-current assets                                                                     4,294.0      3,939.9     3,589.4
-------------------------------------------------------------------------------------------------------------------------

Current liabilities                                                                 $    527.3   $    489.8  $    480.5
Non-current liabilities                                                                  391.3        361.5       343.2
Liabilities subject to compromise (1)                                                  3,492.6      3,441.1     3,452.1
Shareholders' equity                                                                   1,238.0      1,026.3       838.3
-------------------------------------------------------------------------------------------------------------------------

(1) Dow Corning's financial statements for 1998, 1997 and 1996 have been prepared in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," (SOP 90-7). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the filing date (May 15, 1995) and identification of all transactions and events that are directly associated with the reorganization.

Dow Corning's 1998, 1997 and 1996 results have also been impacted by the suspension of interest payments and reorganization costs resulting from the Chapter 11 proceedings.

Other Investments

Corning's other investments include equity securities, which are classified as available-for-sale. At December 31, 1998, the fair value and cost of Corning's equity securities was $53.1 million and $54.7 million, respectively. The difference includes gross unrealized gains of $0.3 million and gross unrealized losses of $1.9 million. The fair value of Corning's equity securities was $17.1 million at December 31, 1997 and approximated cost.

Proceeds from sales of marketable securities were $5.0 million and $17.4 million in 1998 and 1997, respectively, and related net realized gains included in income were $0.3 million and $11.4 million in 1998 and 1997, respectively. The net change in the unrealized loss on marketable securities classified as available-for-sale included as a component of accumulated other comprehensive income was $1.6 million for the year ended December 31, 1998.

5.   Employee Retirement Plans

Corning has defined benefit pension plans covering certain domestic employees and employees in foreign countries. Corning's funding policy has been to contribute as necessary an amount determined jointly by Corning and its consulting actuaries, which provides for the current cost and amortization of prior service cost. Corning and certain of its domestic subsidiaries also offer defined benefit postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age. Corning's principal retiree medical plans require retiree contributions each year equal to the excess of medical cost increases over general inflation rates.

The change in benefit obligation and funded status of Corning's employee retirement plans are as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                   Pension Benefits              Postretirement Benefits
                                                                   ----------------              -----------------------
                                                                1998              1997           1998              1997
-------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                       $(1,246.0)       $(1,213.8)       $(520.7)         $(521.1)
Service cost                                                      (22.4)           (19.1)          (9.6)            (8.4)
Interest cost                                                     (95.0)           (88.1)         (40.2)           (37.0)
Plan participants' contribution                                    (2.5)            (2.0)          (1.5)            (1.4)
Amendments                                                        (17.7)            (2.7)          (1.3)
Curtailments                                                      (21.9)                           (8.7)
Gain/(loss) from changes in actuarial assumptions                (166.9)           (16.9)         (44.1)            17.2
Experience loss                                                   (43.2)                          (42.0)
Benefits paid                                                      98.4             96.6           35.8             30.0
-------------------------------------------------------------------------------------------------------------------------

Benefit obligation at end of year                             $(1,517.2)       $(1,246.0)       $(632.3)         $(520.7)
-------------------------------------------------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of year                $ 1,443.4        $ 1,332.2        $     -          $     -
Actual return on plan assets                                      125.0            183.3
Employer contribution                                              23.7             22.5           34.3             28.6
Plan participants' contributions                                    2.5              2.0            1.5              1.4
Benefits paid                                                     (98.4)           (96.6)         (35.8)           (30.0)
-------------------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of year                      $ 1,496.2        $ 1,443.4        $     -          $    -
-------------------------------------------------------------------------------------------------------------------------

Funded status                                                 $   (21.0)       $   197.4        $(632.3)         $(520.7)
Unrecognized transition amount                                     (3.1)           (10.0)
Unrecognized prior service cost                                   109.8            121.4           (4.7)           (10.9)
Unrecognized net (gains)/losses from changes
  in actuarial assumptions                                          5.7           (203.3)          39.1            (33.2)
-------------------------------------------------------------------------------------------------------------------------

Recognized asset (liability)                                  $    91.4        $   105.5        $(597.9)         $(564.8)
-------------------------------------------------------------------------------------------------------------------------

Less current portion                                                                               38.1             31.0
-------------------------------------------------------------------------------------------------------------------------

Accrued postretirement liability                                                                $(559.8)         $(533.8)
-------------------------------------------------------------------------------------------------------------------------


Defined benefit pension plan assets are comprised principally of publicly traded debt and equity securities. Corning common stock represented 3.5% and 3.1% of plan assets at year end 1998 and 1997, respectively. Corning has not funded its postretirement obligations.

The weighted-average assumptions for Corning's employee retirement plans are as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                   Pension Benefits              Postretirement Benefits
                                                                   ----------------              -----------------------
                                                                1998              1997           1998              1997
-------------------------------------------------------------------------------------------------------------------------
Discount rate                                                   6.5%              7.5%           6.5%              7.5%
Expected return on plan assets                                  9.0%              9.0%
Rate of compensation increase                                   4.0%              4.5%
-------------------------------------------------------------------------------------------------------------------------

Corning's consolidated postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. The health care cost trend rate for Corning's principal plan is assumed to be 8% in 1998 for covered individuals under age 65 decreasing gradually to 4.5% in 2010 and thereafter. For covered individuals over 65, the rate is assumed to be 7% in 1998 decreasing gradually to 4.5% in 2010 and thereafter.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in 1998 assumed health care trend rates would have the following effects:

-------------------------------------------------------------------------------------------------------------------------
                                                                                        1-Percentage-Point
                                                                                    Increase          Decrease
-------------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components                               $ 3.7            $ (3.4)

Effect on postretirement benefit obligation                                            47.8             (43.7)
-------------------------------------------------------------------------------------------------------------------------


The components of net periodic benefit cost for Corning's employee retirement plans are as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits                     Postretirement Benefits
                                                          ----------------                     -----------------------
                                                   1998         1997          1996         1998         1997         1996
--------------------------------------------------------------------------------------------------------------------------
Service cost                                     $  22.4      $  19.1       $ 17.4         $ 9.6        $ 8.4        $ 8.5
Interest cost                                       95.0         88.1         84.2          40.2         37.0         37.0
Expected return on plan assets                    (118.3)      (107.7)       (99.8)
Amortization of transition asset                    (0.6)        (0.7)        (0.8)                      (0.2)         0.2
Amortization of net gain                             1.8          3.8          1.7
Amortization of prior service cost                  13.1         11.7         10.5          (1.1)        (1.6)        (1.4)
--------------------------------------------------------------------------------------------------------------------------

Net periodic benefit cost                           13.4         14.3         13.2          48.7         43.6         44.3

Recognition of curtailment and settlement (1)       14.2                                     0.5
Recognition of special termination benefits (2)      7.5

Total cost                                       $  35.1      $  14.3       $ 13.2         $49.2        $43.6        $44.3
--------------------------------------------------------------------------------------------------------------------------

(1) Included in the gain on sale of the consumer housewares business, which is recorded in income from discontinued operations.

(2)   Included in the provision for restructuring.

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement liability at the beginning of the year. Total consolidated pension expense, including defined contribution pension plans, was $49.3 million in 1998, $44.9 million in 1997 and $41.7 million in 1996.

6.   Taxes on Income

----------------------------------------------------------------------------------------------------------------------------------

                                                                                           1998            1997          1996
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes on income:
   U.S. companies                                                                        $  340.1        $ 545.1       $  381.7
   Non-U.S. companies                                                                        99.5           84.1           74.1
----------------------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                                            $  439.6        $ 629.2       $  455.8
----------------------------------------------------------------------------------------------------------------------------------

Taxes on income from continuing operations                                               $  132.8        $ 209.5       $  151.4
----------------------------------------------------------------------------------------------------------------------------------

Effective tax rate reconciliation:
   Statutory U.S. tax rate                                                                   35.0%          35.0%          35.0%
   State taxes, net of federal benefit                                                        0.7            1.6            1.3
   Foreign and other tax credits                                                             (0.8)          (0.6)          (0.5)
   Lower taxes on subsidiary earnings                                                        (6.1)          (2.7)          (2.6)
   Other                                                                                      1.4
----------------------------------------------------------------------------------------------------------------------------------

Effective tax rate                                                                           30.2%          33.3%          33.2%
----------------------------------------------------------------------------------------------------------------------------------

Components of net tax expense:
   Taxes on income from continuing operations                                            $  132.8        $ 209.5       $  151.4
   Taxes on equity in earnings                                                               19.3           13.8           15.1
   Tax benefits included in common shareholders' equity                                     (21.4)         (18.8)         (17.0)
----------------------------------------------------------------------------------------------------------------------------------

   Net tax expense before discontinued operations                                           130.7          204.5          149.5
   Income tax expense from discontinued operations                                           76.6           17.7           19.6
----------------------------------------------------------------------------------------------------------------------------------

Net tax expense                                                                          $  207.3        $ 222.2       $  169.1
----------------------------------------------------------------------------------------------------------------------------------

Current and deferred tax expense (benefit) before discontinued operations:
Current:
   U.S.                                                                                  $   69.7        $ 139.1       $   64.1
   State and municipal                                                                        8.0           20.1           11.0
   Foreign                                                                                   57.0           55.6           49.3
Deferred:
   U.S.                                                                                      (4.1)         (11.2)          14.3
   State and municipal                                                                       (1.3)          (4.2)           6.9
   Foreign                                                                                    1.4            5.1            3.9
----------------------------------------------------------------------------------------------------------------------------------

Net tax expense before discontinued operations                                           $  130.7        $ 204.5       $  149.5
----------------------------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities as of year end are comprised of the following:

----------------------------------------------------------------------------------------------------------------------------------

                                                                                1998                        1997
----------------------------------------------------------------------------------------------------------------------------------
       Postretirement medical and life benefits                              $  235.0                     $ 230.1
       Other employee benefits                                                   46.0                        49.0
       Other accrued liabilities                                                 27.6                        11.5
       Restructuring reserves                                                    25.2
       Loss and tax credit carryforwards                                         50.6                        44.5
       Other                                                                     31.4                        36.3
----------------------------------------------------------------------------------------------------------------------------------

       Gross deferred tax assets                                                415.8                       371.4
       Deferred tax assets valuation allowance                                  (33.8)                      (22.0)
----------------------------------------------------------------------------------------------------------------------------------

       Deferred tax assets                                                      382.0                       349.4
----------------------------------------------------------------------------------------------------------------------------------

       Fixed assets                                                            (136.7)                     (107.3)
       Pensions                                                                 (35.3)                      (40.5)
       Other                                                                    (19.4)                      (20.9)
----------------------------------------------------------------------------------------------------------------------------------

       Deferred tax liabilities                                                (191.4)                     (168.7)
----------------------------------------------------------------------------------------------------------------------------------

       Net deferred tax assets                                               $  190.6                     $ 180.7
----------------------------------------------------------------------------------------------------------------------------------


The net change in the total valuation allowance for the years ended December 31, 1998, and 1997, was an increase of $11.8 million and $9.5 million, respectively.

Corning currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent they are currently taxable or expected to be remitted. Taxes have not been provided on $494.5 million of accumulated foreign unremitted earnings which are expected to remain invested indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, if these earnings were remitted, income taxes payable would be provided at a rate which is significantly lower than the effective tax rate.

Corning, as required, provided for tax on undistributed earnings of its domestic subsidiaries and affiliated companies beginning in 1993 even though these earnings have been and will continue to be reinvested indefinitely. Corning estimates that $34.9 million of tax would be payable on pre-1993 undistributed earnings of its domestic subsidiaries and affiliated companies should the unremitted earnings reverse and become taxable to Corning. Corning expects these earnings to be reinvested indefinitely.

Total payments for taxes on income were $184.3 million, $209.4 million and $120.1 million during 1998, 1997 and 1996, respectively. Deferred income tax benefits totaling $106.2 million and $67.4 million were included in other current assets at year end 1998 and 1997, respectively. At December 31, 1998, Corning had tax benefits attributable to loss carryforwards and credits aggregating $50.6 million that expire at various dates through 2013.

7.   Supplemental Income Statement Data

----------------------------------------------------------------------------------------------------------
                                                                1998            1997           1996
----------------------------------------------------------------------------------------------------------
Depreciation expense                                          $ 278.2        $  265.4        $ 235.4
Amortization of goodwill and other intangible assets             19.8            20.5           16.9
----------------------------------------------------------------------------------------------------------

Depreciation and amortization expense                         $ 298.0        $  285.9        $ 252.3

Rental expense                                                $  54.0        $   47.6        $  36.5
----------------------------------------------------------------------------------------------------------

Interest expense incurred                                     $ 103.5        $   96.7        $  73.6
Interest capitalized                                            (46.8)          (24.7)         (16.4)

Interest expense, net                                         $  56.7        $   72.0        $  57.2
----------------------------------------------------------------------------------------------------------

Interest paid                                                 $ 103.8        $  111.1        $ 113.6
----------------------------------------------------------------------------------------------------------


Consolidated interest expense allocated to discontinued operations totaled $2.7 million, $13.0 million and $63.5 million in 1998, 1997 and 1996, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.

8.   Provision for Restructuring

In the second quarter of 1998, Corning recorded a restructuring charge of $84.6 million ($49.2 million after tax and minority interest). The charge is comprised of early retirement incentives and severance costs. The restructuring charge relates to approximately 650 employees, of which 610 have been terminated or notified of their termination at December 31, 1998. Corning anticipates that the workforce reductions will be substantially completed in the first half of 1999. As of December 31, 1998, $23.3 million of the restructuring and severance related costs have been paid.

9.   Supplemental Balance Sheet Data

-------------------------------------------------------------------------------------------------------------------------
                                                                                          1998                     1997
-------------------------------------------------------------------------------------------------------------------------
Inventories
   Finished goods                                                                    $    205.6                $    193.5
   Work in process                                                                        104.9                     107.3
   Raw materials and accessories                                                           96.7                      84.3
   Supplies and packing materials                                                          70.6                      64.0
-------------------------------------------------------------------------------------------------------------------------
   Total inventories valued at current cost                                               477.8                     449.1
   Reduction to LIFO valuation                                                            (19.1)                    (20.8)
-------------------------------------------------------------------------------------------------------------------------
   Inventories                                                                       $    458.7                $    428.3
-------------------------------------------------------------------------------------------------------------------------

Plant and Equipment
   Land                                                                              $     57.3                $     51.4
   Buildings                                                                              944.1                     842.6
   Equipment                                                                            3,677.4                   3,107.2
-------------------------------------------------------------------------------------------------------------------------
                                                                                        4,678.8                   4,001.2
   Accumulated depreciation                                                            (1,993.9)                 (1,733.3)
-------------------------------------------------------------------------------------------------------------------------
   Plant and equipment, net                                                          $  2,684.9                $  2,267.9
-------------------------------------------------------------------------------------------------------------------------

Other Accrued Liabilities
   Taxes on income                                                                   $    159.7                $    112.9
   Restructuring reserves                                                                  61.3
   Wages and employee benefits                                                            157.0                     180.0
   Other liabilities                                                                      200.4                     151.8
-------------------------------------------------------------------------------------------------------------------------
   Other accrued liabilities                                                         $    578.4                $    444.7
-------------------------------------------------------------------------------------------------------------------------

10.  Loans Payable
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                                                          1998                     1997
-------------------------------------------------------------------------------------------------------------------------
Loans Payable
    Current maturities of loans payable beyond one year                              $    134.8                $     45.8
    Other short-term borrowings                                                            69.8                     167.2
-------------------------------------------------------------------------------------------------------------------------

                                                                                     $    204.6                $    213.0
-------------------------------------------------------------------------------------------------------------------------

Loans Payable Beyond One Year
    Notes, 7.78%, due 1998                                                                                     $      6.9
    Notes, 8.75%, due 1999                                                           $    100.0                      99.9
    Series A senior notes, 7.99%, due 1999                                                 12.0                      24.0
    Series B senior notes, 8.4%, due 2002                                                  28.5                      35.7
    Debentures, 8.25%, due 2002                                                            75.0                      75.0
    Debentures, 6%, due 2003                                                               99.6                      99.5
    Debentures, 7% due 2007, net of unamortized discount of
      $37.1 million in 1998 and $39.3 million in 1997                                      62.9                      60.7
    Notes, 6.73%, due 2008                                                                 36.4                      40.0
    Notes, 6.83%, due 2009                                                                 30.0                      30.0
    Debentures, 6.75%, due 2013                                                            99.6                      99.5
    Debentures, 8.875%, due 2016                                                           74.5                      74.5
    Debentures, 8.875%, due 2021                                                           74.9                      74.9
    Debentures, 7.625%, putable in 2004, due 2024                                          99.7                      99.7
    Medium-term notes, average rate 7.8%, due through 2025                                265.0                     265.0
    Other, average rate 5.0%, due through 2031                                             75.0                      86.3
-------------------------------------------------------------------------------------------------------------------------

                                                                                        1,133.1                   1,171.6
    Less current maturities                                                               134.8                      45.8
-------------------------------------------------------------------------------------------------------------------------

                                                                                    $     998.3                $  1,125.8
-------------------------------------------------------------------------------------------------------------------------

At December 31, 1998 and 1997, the weighted-average interest rate on short-term borrowings was 5.2% and 6.6%, respectively.

At December 31, 1998, loans payable beyond one year become payable:

-------------------------------------------------------------------------------

    2000            2001               2002             2003          2004-2025
-------------------------------------------------------------------------------

    $31.7            $43.8             $94.1           $181.9           $646.8
-------------------------------------------------------------------------------


Based on borrowing rates currently available to Corning for loans with similar terms and maturities, the fair value of loans payable beyond one year was $1.3 billion at year end 1998.

Unused bank revolving credit agreements in effect at December 31, 1998 provide for Corning to borrow up to $825 million. The revolving credit agreements provide for borrowing of U.S. dollars and Eurocurrency at various rates. Corning also has the ability to issue up to $375 million of medium and long-term debt through public offerings under existing shelf-registration statements filed with the Securities and Exchange Commission.

11.  Convertible Monthly Income Preferred Securities

In July 1994, Corning and Corning Delaware L.P., a special purpose limited partnership in which Corning is the sole general partner, completed a public offering of 7.5 million shares of Convertible Monthly Income Preferred Securities (MIPS). The MIPS were guaranteed by Corning and convertible into Corning common stock at the rate of 1.534 shares of Corning common stock for each MIPS. On February 16, 1999, Corning Delaware issued a notice to all MIPS holders calling for the redemption of all MIPS. Holders of the MIPS have the option of either receiving $51.80 in cash for each share, or converting them into Corning common stock, which had a fair market value after conversion of $74.88 per share on February 16, 1999. Management expects that a majority of the MIPS holders will convert their preferred securities into Corning common stock.

Based on quoted market prices at December 31, 1998, the fair value of the preferred securities approximated $523 million.

12.  Convertible Preferred Stock

Corning has 10 million authorized shares of Series Preferred Stock, par value $100 per share. Of the authorized shares, 2.4 million shares have been designated Series A Junior Participating Preferred Stock of which no shares have been issued.

At year end 1998, 1997 and 1996, 178,700, 198,100 and 222,000 shares of Series B
Convertible Preferred Stock were outstanding, respectively. Each Series B share is convertible into 4.79 shares of Corning common stock and has voting rights equivalent to four common shares. The Series B shares were sold exclusively to the trustee of Corning's existing employee investment plans, based upon directions from plan participants. Participants may cause Corning to redeem the shares at 100% of par upon reaching age 55 or later, retirement, termination of employment or in certain cases of financial hardship. The Series B shares are redeemable by Corning at $100 per share.

13.  Common Shareholders' Equity

Corning has established the Corning Stock Ownership Trust (CSOT) to fund future employee purchases of common stock through its contributions to Corning's Investment and Employee Stock Purchase Plans (the Plans). Corning sold 4 million treasury shares to the CSOT. At December 31, 1998, 1.9 million shares remained in the CSOT. Shares held by the CSOT are not considered outstanding for earnings per common share calculations until released to the Plans. Corning and the trustee of the CSOT reached an agreement whereby the trustee waived its right to receive the Distribution of Quest Diagnostics and Covance and, in lieu thereof, received 400,000 additional shares of Corning common stock.

Corning repurchased approximately 2.0 million, 1.1 million and 2.2 million shares of its common stock in 1998, 1997 and 1996, respectively. All of the 1998, 1997 and approximately 1.3 million of the 1996 shares were repurchased pursuant to a systematic plan authorized by the Board of Directors. Corning's systematic plan is designed to provide shares for Corning's various employee benefit programs. The remainder of the 1996 stock repurchases were from employees to satisfy tax withholding requirements on shares issued under employee benefit plans.

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

Accumulated other comprehensive income at December 31, 1998 included unrealized losses on marketable securities of $1.0 million, net of tax of $0.6 million, and foreign currency translation adjustments of $8.9 million. At December 31, 1996 and 1997, accumulated other comprehensive income included foreign currency translation adjustments of $43.6 million and $32.2 million, respectively.

14.  Earnings Per Common Share

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

A reconciliation of the basic and diluted earnings per share from continuing operations computations for 1998, 1997 and 1996 are as follows:

                                                                For the years ended December 31,
                                -------------------------------------------------------------------------------------------------
                                             1998                             1997                              1996
                                -------------------------------    -----------------------------    -----------------------------
                                           Weighted-                         Weighted-                         Weighted-
                                            Average                           Average                           Average
                                            Shares    Per Share               Shares   Per Share               Shares    Per Share
                                 Income  (in millions)  Amount     Income (in millions)  Amount     Income  (in millions)  Amount
                                 ------  ------------   ------     ------  ------------  ------     ------  -------------  ------
Net income from continuing
  operations                    $327.5                             $408.9                           $323.3
Less:  Preferred stock
  dividends                       (1.5)                              (1.6)                            (1.9)
                                -----------------------------      ----------------------------     ----------------------------

Basic Earnings per Share         326.0       229.6     $1.42        407.3      228.1      $1.79      321.4      227.1      $1.42
                                                       =====                              =====                            =====

Effect of Dilutive Securities
Options                                        2.8                               4.8                              2.8
Convertible preferred
   securities of subsidiary       13.7        11.5                   13.7       11.5                  13.7        9.6
Convertible preferred stock                                           1.6        1.0
                                ----------------------------       ----------------------------     ----------------------------

Diluted Earnings per Share      $339.7       243.9     $1.39       $422.6      245.4      $1.72     $335.1      239.5      $1.40
                                ============================       ============================     ============================

In January 1997, the conversion rate of the convertible monthly income preferred shares was increased to recognize the effect of the Distributions of Quest Diagnostics and Covance.

At December 31, 1998 and December 31, 1996, 178,700 and 222,000 shares of Series B Convertible Preferred Stock were outstanding, respectively. Each Series B share is convertible into 4.79 shares of Corning common stock. These shares were not included in the calculation of diluted earnings per share due to the anti-dilutive effect they would have had on earnings per share if converted.

15.  Stock Compensation Plans

At December 31, 1998, Corning's stock compensation plan includes the 1998 Employee Equity Participation Program, which covers 8.0 million shares. The 1998 Program and predecessor plans provide the authorization for Corning's common stock plans discussed below. No future awards or grants may be made under the predecessor plans except for currently outstanding rights. At December 31, 1998,
5.9 million shares were available for sale or grant under the 1998 Program. Proceeds from the sale of stock under the 1998 Program and predecessor plans are added to capital stock accounts.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" (FAS 123). This statement defines a fair value-based method of accounting for employee stock options and similar equity investments and encourages adoption of that method of accounting for employee stock compensation plans. However, it also allows entities to continue to measure compensation cost for employee stock compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Corning applies APB 25 accounting for its stock-based compensation plans. Compensation expense is recorded for awards of shares or share rights over the period earned. This plan resulted in compensation expense of $4.6 million in 1998, $29.2 million in 1997 and $27.6 million in 1996.

Corning has adopted the disclosure-only provisions of FAS 123. If Corning had elected to recognize compensation expense under FAS 123, Corning's net income in 1998, 1997 and 1996 would have decreased by $9.0 million, $5.3 million and $2.0 million, respectively. Corning's diluted earnings per share amounts would have decreased by $0.04 in 1998 and $0.02 in 1997. Earnings per share amounts in 1996 would not have been affected.

The pro forma effect on net income for 1997 and 1996 may not be representative of the pro forma effect on net income of future years because the FAS 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to January 1, 1995.

Stock Option Plan

Non-qualified and incentive stock options to purchase unissued or treasury shares at the market price on the grant date generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

Transactions for the three years ended December 31, 1998 were:

-------------------------------------------------------------------------------------------------------------------------
                                                                                        Number                Weighted-
                                                                                     of Shares                  Average
                                                                                  in Thousands           Exercise Price
-------------------------------------------------------------------------------------------------------------------------
Options outstanding January 1, 1996                                                    11,777                    $27.90
Options granted under Plan                                                                763                     34.54
Options exercised                                                                      (1,147)                    13.52
Options terminated                                                                     (1,022)                    31.40
Adjustment due to Distributions                                                           908
-------------------------------------------------------------------------------------------------------------------------

Options outstanding January 1, 1997                                                    11,279                    $24.26
Options granted under Plan                                                                929                     41.10
Options exercised                                                                      (2,114)                    15.82
Options terminated                                                                       (152)                    25.93
-------------------------------------------------------------------------------------------------------------------------

Options outstanding January 1, 1998                                                     9,942                    $26.83
Options granted under Plan                                                              2,745                     30.66
Options exercised                                                                        (888)                    19.30
Options terminated                                                                       (112)                    32.67
-------------------------------------------------------------------------------------------------------------------------

Options outstanding December 31, 1998                                                  11,687                    $28.25
-------------------------------------------------------------------------------------------------------------------------


At the end of 1996, the number and exercise price of all options outstanding were adjusted for the Distributions of Quest Diagnostics and Covance. This adjustment increased the number of options outstanding by approximately 908,000 and decreased the exercise price of the options by approximately 18%.

For purposes of FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rate of 4.4%, 6.4% and 6.6%; dividend yield of 1.7%, 1.6% and 2.3%; expected volatility of 29.0%, 25.0% and 24.5% and expected life of 6, 6 and 7 years.

The number of options exercisable and the corresponding weighted-average exercise price was 5.8 million and $26.83 in 1998, 5.3 million and $24.73 in 1997 and 6.5 million and $23.11 in 1996. The weighted-average fair value of options granted was $9.31 in 1998, $14.45 in 1997 and $10.77 in 1996.

The following table summarizes information about stock options outstanding at December 31, 1998:

                                           Options Outstanding                                Options Exercisable
---------------------------------------------------------------------------------------------------------------------------
                                 Number                                                           Number
                          Outstanding at           Remaining           Weighted-          Exercisable at          Weighted-
         Range of      December 31, 1998    Contractual Life             Average       December 31, 1998            Average
  Exercise Prices           in Thousands            in Years      Exercise Price            in Thousands     Exercise Price
---------------------------------------------------------------------------------------------------------------------------
 $  3.49 to 25.28                  2,119                 3.5              $19.69                   2,119             $19.69
  $26.04 to 26.87                  3,494                 6.6              $26.15                     921             $26.33
  $28.02 to 32.14                  3,284                 8.4              $28.54                   1,064             $29.37
  $32.30 to 64.38                  2,790                 5.9              $37.03                   1,647             $34.65
---------------------------------------------------------------------------------------------------------------------------
                                  11,687                 6.4              $28.25                   5,751             $26.83
---------------------------------------------------------------------------------------------------------------------------

Incentive Stock Plans

The Incentive Stock Plan permits stock grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration.

In 1998, 1997 and 1996, grants of 698,000, 999,000 and 340,000 shares, respectively, were made under this plan. In connection with the 1996 Distributions, approximately 280,000 additional shares were issued to employees in lieu of receiving the Distributions and approximately 180,000 shares were forfeited by employees of the Distributed companies. At December 31, 1998, there were no outstanding incentive rights. The weighted-average exercise price of the grants was $33.52 in 1998, $40.07 in 1997 and $32.61 in 1996, respectively. A total of 2.8 million shares issued in prior years remain subject to forfeiture at December 31, 1998.

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

16.  Employee Stock Ownership Plan

Corning has established the Employee Stock Ownership Plan (ESOP) within its existing employee investment plans. At inception of the plan, Corning borrowed $50 million and loaned the proceeds to the ESOP. The ESOP used the proceeds to purchase 4 million treasury shares. In 1998, Corning paid the remaining balance of the ESOP loan. Corning's receivable from the ESOP was $2.9 million at the end of 1997 and is classified as unearned compensation in common shareholders' equity.

Contributions to the ESOP were $3.0 million in 1998, $7.0 million in 1997 and $6.7 million in 1996. Dividends on unallocated shares reduced contribution requirements by $0.2 million in 1997 and $0.5 million in 1996. There were no dividends on unallocated shares in 1998. Interest costs amounted to $0.1 million in 1998, $0.8 million in 1997 and $1.2 million in 1996. Shares held by the ESOP are included in weighted-average shares outstanding for earnings per share calculations. The trustee of the ESOP sold the shares of Quest Diagnostics and Covance that it received from the Distributions. The proceeds from the sale of these shares were used to purchase shares of Corning common stock.

17.  Commitments, Contingencies, Guarantees and Hedging Activities

Minimum rental commitments under leases outstanding at December 31, 1998 are:

-------------------------------------------------------------------------------------------------------------------------

    1999            2000              2001              2002             2003              2004-2019
-------------------------------------------------------------------------------------------------------------------------
    $43.2            $37.5            $29.8             $23.5            $20.2             $117.2
-------------------------------------------------------------------------------------------------------------------------

In January 1998, Corning completed a sale leaseback transaction related to certain equipment assets and resulted in gross proceeds of approximately $95 million. Approximately $80 million of the proceeds were invested with the counterparty to the lease. There was no material change to total long-term assets as a result of this transaction.
Payments pursuant to the operating lease are included above.

At December 31, 1998, future minimum lease payments to be received under a noncancelable sublease to Quest Diagnostics totaled $67.4 million. Quest Diagnostics, in turn, has a noncancelable sublease covering approximately $44.3 million of the minimum lease payments due to Corning. Corning has agreed to indemnify Quest Diagnostics should Quest Diagnostics' subleasee default on the minimum lease payments. Additionally, Corning continues to guarantee certain obligations of Quest Diagnostics totaling $14.8 million.

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

The forward contracts require Corning to exchange currencies at rates agreed upon at the inception of the contract. The hedge contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the hedge contracts. Because the impact of movements in foreign exchange rates on forward contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from change in currency exchange rate fluctuations.

At December 31, 1998, Corning had foreign currency contracts to purchase approximately $145.5 million U.S. dollars with a fair value of $16.0 million. Of this amount, $11.4 million is included in other current liabilities at December 31, 1998. These contracts are held by Corning and its subsidiaries and will mature at varying dates in 1999.

In December 1998, one of Corning's subsidiaries entered into financing agreements which provide for the sale of certain future yen based revenues, beginning in February 1999 and expiring in December 2001. These contracts require the counterparty to advance U.S. dollars in amounts up to $10.1 million each month and Corning to repay the notes only to the extent of future yen denominated revenues. The obligations under these contracts are not cancelable by either party. Borrowings under the agreements bear interest at a premium to the Eurodollar rate. Transaction gains or losses related to these contracts are deferred and recognized as an adjustment to the revenue securing the note repayments. Borrowings are recorded on the balance sheet only to the extent they are outstanding. The cumulative borrowings anticipated between February 1999 and December 1999 approximate $100 million with cumulative repayments approximating
1.1 billion yen. At December 31, 1998, the contracted value of these contracts was approximately $3 million less than fair value.

The ability of certain subsidiaries and associated companies to transfer funds is limited by provisions of certain loan agreements and foreign government regulations. At December 31, 1998, the amount of equity subject to such restrictions for consolidated subsidiaries totaled $43.8 million. While this amount is legally restricted, it does not result in operational difficulties since Corning has generally permitted subsidiaries to retain a majority of equity to support their growth programs. At December 31, 1998, loans of equity affiliates guaranteed by Corning totaled $6.5 million.

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

18.  Discontinued Operations

On April 1, 1998, Corning completed the recapitalization and sale of a controlling interest in its consumer housewares business to an affiliate of Borden, Inc. Corning received cash proceeds of $593 million and continues to retain an eight percent interest in the Corning Consumer Products Company. In addition, Corning could receive an additional payment of up to $15 million if certain financial targets are met by Corning Consumer Products Company for the three year period 1998 - 2000.

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

Corning's shareholders' equity was reduced by $1.1 billion, which represented Corning's investment in equity and intercompany debt of Quest Diagnostics and Covance on the date of the Distributions. Prior to the Distributions, Quest Diagnostics and Covance borrowed $650 million from third-party lenders and repaid intercompany debt to Corning. Corning used the proceeds from the repayment of intercompany debt to repay approximately $375 million of short-term borrowings and $75 million of long-term debt.

Summarized results of Corning's discontinued operations are as follows:

                                                                                      1998            1997           1996
---------------------------------------------------------------------------------------------------------------------------
Sales                                                                              $   116.8      $    574.8      $ 1,145.8

Income (loss) before income taxes                                                  $    (0.9)     $     49.0      $    52.0
Income tax provision (benefit)                                                          (0.3)           17.7           23.1
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations, net of income taxes                                      (0.6)           31.3           28.9
Gain on sale of consumer housewares business, net of tax of $75.8 million               67.1
Provision for loss on Distribution, including income tax benefit of $3.5 million                                     (176.5)
Minority interest in earnings of subsidiaries                                                           (0.4)          (0.1)
---------------------------------------------------------------------------------------------------------------------------
Discontinued operations, net of income taxes                                       $    66.5      $     30.9      $  (147.7)
---------------------------------------------------------------------------------------------------------------------------

The results of operations from the consumer housewares business are for the period through March 31, 1998. Discontinued operations in 1996 also include sales of $515.0 million and income from operations of $9.2 million for the Health Care Services Segment. Results of the discontinued businesses include allocations of consolidated interest expense totaling $2.7 million, $13.0 million and $63.5 million in 1998, 1997 and 1996, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.

The $176.5 million provision for loss on Distributions includes after-tax charges of $142.0 million recorded by Quest Diagnostics related to certain government investigations of billing practices of certain clinical laboratories.

Corning has agreed to indemnify Quest Diagnostics on an after-tax basis for the settlement of certain claims that were pending at December 31, 1996. Coincident with the Distributions, Corning recorded a reserve accrual of approximately $25 million which is equal to management's best estimate of amounts, which are probable of being paid by Corning to Quest Diagnostics to satisfy the remaining indemnified claims on an after-tax basis.

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

Corning Incorporated and Subsidiary Companies
Schedule II - Valuation Accounts and Reserves


----------------------------------------------------------------------------------------------------------------------------------

                                                Balance at                                   Net Deductions           Balance at
Year Ended December 31, 1998                     12-31-97               Additions               and Other              12-31-98
----------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                  $ 10.7                 $ 19.5                  $ 15.0                 $ 15.2
LIFO valuation                                    $ 20.8                 $  5.2                  $  6.9                 $ 19.1
Deferred tax assets valuation allowance           $ 22.0                 $ 11.8                                         $ 33.8
Accumulated amortization of goodwill
  and other intangible assets                     $ 51.5                 $ 19.8                  $  4.6                 $ 66.7
Reserves for accrued costs of
  business restructuring                                                 $ 84.6                  $ 23.3                 $ 61.3
----------------------------------------------------------------------------------------------------------------------------------




----------------------------------------------------------------------------------------------------------------------------------
                                                Balance at                                   Net Deductions           Balance at
Year Ended December 31, 1997                     12-31-96               Additions               and Other              12-31-97
----------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                  $ 14.2                 $ 17.5                  $ 21.0                 $ 10.7
LIFO valuation                                    $ 27.4                 $  1.0                  $  7.6                 $ 20.8
Deferred tax assets valuation allowance           $ 12.5                 $  9.5                                         $ 22.0
Accumulated amortization of goodwill
  and other intangible assets                     $ 35.0                 $ 20.4                  $  3.9                 $ 51.5
----------------------------------------------------------------------------------------------------------------------------------




----------------------------------------------------------------------------------------------------------------------------------

                                                Balance at                                   Net Deductions           Balance at
Year Ended December 31, 1996                     12-31-95               Additions               and Other              12-31-96
----------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                  $ 11.5                 $ 18.0                  $ 15.3                 $ 14.2
LIFO valuation                                    $ 31.2                 $  2.0                  $  5.8                 $ 27.4
Deferred tax assets valuation allowance           $ 17.2                                         $  4.7                 $ 12.5
Accumulated amortization of goodwill
  and other intangible assets                     $ 24.5                 $ 16.5                  $  6.0                 $ 35.0
Reserves for accrued costs of
  business restructuring                          $ 26.5                                         $ 26.5
----------------------------------------------------------------------------------------------------------------------------------

QUARTERLY OPERATING RESULTS AND RELATED MARKET DATA
(unaudited)

(In millions, except per share amounts)
                                   Corning Incorporated and Subsidiary Companies
--------------------------------------------------------------------------------

                                                              First        Second        Third       Fourth       Total
1998                                                         Quarter      Quarter       Quarter      Quarter      Year
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                    $  803.9    $    888.4   $    918.3   $    961.5   $  3,572.1
Gross profit                                                   280.1         325.5        356.4        368.1      1,330.1
Income from continuing operations before income
   taxes, minority interest and equity earnings                 64.5          54.2        162.0        158.9        439.6
Taxes on income from continuing operations                     (21.0)        (13.9)       (49.2)       (48.7)      (132.8)
Minority interest in earnings of subsidiaries                   (5.5)        (12.8)       (20.3)       (22.3)       (60.9)
Dividends on convertible preferred securities
   of subsidiary                                                (3.4)         (3.5)        (3.4)        (3.4)       (13.7)
Equity in earnings of associated companies                      27.5          32.7         15.3         19.8         95.3
Income from continuing operations                           $   62.1    $     56.7   $    104.4   $    104.3   $    327.5
Income (loss) from discontinued operations,
   net of income taxes (1)                                      (0.6)         67.1                                   66.5
Net income                                                  $   61.5    $    123.8   $    104.4   $    104.3   $    394.0
-------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
   Continuing operations                                    $   0.27    $    0.24    $     0.45   $     0.45   $     1.42
   Discontinued operations (1)                                               0.30                                    0.29
   Net income                                               $   0.27    $    0.54    $     0.45   $     0.45   $     1.71
Diluted Earnings Per Share
   Continuing operations                                    $   0.27    $    0.24    $     0.44   $     0.44   $     1.39
   Discontinued operations (1)                                 (0.01)        0.29                                    0.28
   Net income                                               $   0.26    $    0.53    $     0.44   $     0.44   $     1.67
Dividend declared                                           $   0.18    $    0.18    $     0.18   $     0.18   $     0.72
Price range
   High                                                     $ 44 1/4    $  43 1/2    $   35 1/4   $    45              -
   Low                                                        32 3/8       34            23 1/2        27 3/4          -
-------------------------------------------------------------------------------------------------------------------------

1997
-------------------------------------------------------------------------------------------------------------------------

Revenues                                                    $ 827.0     $    914.6   $    901.3   $    911.4   $  3,554.3
Gross profit                                                  341.4          390.2        367.0        375.9      1,474.5
Income from continuing operations before income
   taxes, minority interest and equity earnings               143.5          189.3        150.1        146.3        629.2
Taxes on income from continuing operations                    (49.0)         (64.2)       (48.0)       (48.3)      (209.5)
Minority interest in earnings of subsidiaries                 (12.5)         (20.8)       (22.9)       (20.1)       (76.3)
Dividends on convertible preferred securities
   of subsidiary                                               (3.4)          (3.5)        (3.4)        (3.4)       (13.7)
Equity in earnings of associated companies                      6.8           24.2         31.0         17.2         79.2
Income from continuing operations                           $  85.4     $    125.0   $    106.8   $     91.7   $    408.9
Income from discontinued operations,
   net of income taxes (1)                                      6.6            2.0          5.5         16.8         30.9
Net income                                                  $  92.0     $    127.0   $    112.3   $    108.5   $    439.8
-------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
   Continuing operations                                    $  0.37     $    0.55    $     0.47   $     0.40   $     1.79
   Discontinued operations (1)                                 0.03          0.01          0.02         0.07         0.13
   Net income                                               $  0.40     $    0.56    $     0.49   $     0.47   $     1.92
Diluted Earnings Per Share
   Continuing operations                                    $  0.36     $    0.52    $     0.45   $     0.39   $     1.72
   Discontinued operations (1)                                 0.03          0.01          0.02         0.07         0.13
   Net income                                               $  0.39     $    0.53    $     0.47   $     0.46   $     1.85
Dividend declared                                           $  0.18     $    0.18    $     0.18   $     0.18   $     0.72
Price range
   High                                                     $    46     $      56    $      65    $   49 1/4           -
   Low                                                           34        43 1/2           41        35 3/4           -
-------------------------------------------------------------------------------------------------------------------------

(1) Discontinued operations are described in Note 18 of the Notes to Consolidated Financial Statements.

FIVE YEARS IN REVIEW - HISTORICAL COMPARISON
(In millions, except per share amounts)
                                   Corning Incorporated and Subsidiary Companies
--------------------------------------------------------------------------------

                                                              1998          1997           1996            1995            1994
----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
Income (loss) from continuing operations                  $    1.42     $    1.79     $     1.42        $   (0.35)     $     0.89
Income (loss) from discontinued operations,
  net of income taxes                                          0.29          0.13          (0.66)            0.12            0.43
Net income (loss)                                         $    1.71     $    1.92     $     0.76        $   (0.23)     $     1.32
Diluted Earnings Per Share
    Continuing operations                                 $    1.39     $    1.72     $     1.40        $   (0.35)     $     0.88
    Discontinued operations                                    0.28          0.13          (0.62)            0.12            0.42
    Net income (loss)                                     $    1.67     $    1.85     $     0.78        $   (0.23)     $     1.30
Dividends declared                                        $    0.72     $    0.72     $     0.72        $    0.72      $     0.69
Shares used in computing earnings per share
    Basic earnings per share                                  229.6         228.1          227.1            226.6           211.8
    Diluted earnings per share                                243.9         245.4          239.5            226.6           214.2
----------------------------------------------------------------------------------------------------------------------------------

Operations

Net sales                                                 $ 3,484.0     $  3,516.8    $  3,024.0        $ 2,644.7      $  2,367.5
Non-operating gains                                            39.7
Research, development and engineering expenses                293.9          250.3         189.2            172.2           169.7
Provision for restructuring                                    84.6                                          26.5
Taxes on income from continuing operations                    132.8          209.5         151.4            107.3            86.6
Minority interest in earnings of subsidiaries                  60.9           76.3          52.5             64.3            48.7
Dividends on convertible preferred securities
   of subsidiary                                               13.7           13.7          13.7             13.7             6.1
Equity in earnings (losses) of associated companies:
  Other than Dow Corning Corporation                           95.3           79.2          85.1             66.6            48.5
  Dow Corning Corporation                                                                                  (348.0)           (2.8)
Income (loss) from continuing operations                  $   327.5     $    408.9    $    323.3        $   (77.3)     $    190.6
Income (loss) from discontinued operations,
  net of income taxes                                          66.5           30.9        (147.7)            26.5            90.7

Net Income (Loss)                                         $   394.0     $    439.8    $    175.6        $   (50.8)     $    281.3
----------------------------------------------------------------------------------------------------------------------------------

Financial Position

Assets
  Working capital                                         $   235.6     $    241.4    $    445.2        $   276.5      $    281.3
  Investments:
    Other than Dow Corning Corporation                        366.2          310.0         337.2            364.9           339.5
    Dow Corning Corporation                                                                                                 341.8
  Plant and equipment, net                                  2,684.9        2,267.9       1,808.6          1,438.7         1,334.9
  Goodwill and other intangible assets, net                   309.7          294.2         259.9            258.1           255.7
  Net assets of discontinued operations                                      357.6         364.0          2,056.0         1,972.4
  Total assets                                            $ 4,981.9     $  4,691.9    $  4,183.4        $ 5,334.5      $  5,365.5
----------------------------------------------------------------------------------------------------------------------------------

Capitalization
  Loans payable beyond one year                           $   998.3     $  1,125.8    $  1,195.1        $ 1,326.0      $  1,330.5
  Other liabilities                                           674.1          627.5         597.8            587.4           564.5
  Minority interest in
    subsidiary companies                                      346.1          349.3         309.9            269.2           244.5
  Convertible preferred securities
    of subsidiary                                             365.2          365.3         365.1            364.7           364.4
  Convertible preferred stock                                  17.9           19.8          22.2             23.9            24.9
  Common shareholders' equity                               1,505.6        1,246.5         961.1          2,103.0         2,263.0
  Total capitalization                                    $ 3,907.2     $  3,734.2    $  3,451.2        $ 4,674.2      $  4,791.8
----------------------------------------------------------------------------------------------------------------------------------

(In millions, except number of employees and shareholders)

                                                         1998          1997             1996              1995             1994
------------------------------------------------------------------------------------------------------------------------------------
Selected Data
Common dividends declared                           $    166.8       $  166.2         $   165.3         $  165.2       $   150.1
Preferred dividends declared                        $      1.5       $    1.6         $     1.9         $    2.0       $     2.1
Additions to plant and equipment                    $    713.6       $  745.6         $   560.2         $  337.1       $   248.8
Depreciation and amortization                       $    298.0       $  285.9         $   252.3         $  221.1       $   210.1
Number of employees (1)                                 15,400         16,100            15,300           12,800          17,000
Number of common shareholders                           17,550         17,900            18,000           18,800          21,600
-------------------------------------------------------------------------------------------------------------------------


(1) Amounts do not include employees of discontinued operations.

INVESTOR INFORMATION

Annual Meeting
The annual meeting of shareholders will be held on Thursday, April 29, 1999, in Corning, NY. A formal notice of the meeting together with a proxy statement will be mailed to shareholders on or about March 18, 1999. A summary report of the proceedings at the annual meeting will be available without charge upon written request to Mr. A. John Peck Jr., vice president and secretary, Corning Incorporated, HQ-E2-A10, Corning, NY 14831.

Additional Information
A copy of Corning's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Mr. A. John Peck Jr., vice president and secretary, Corning Incorporated, HQ-E2-A10, Corning, NY 14831. The Annual Report on Form 10-K can also be accessed electronically through the Corning home page on the internet at http://www.corning.com.

Investor Information
Investment analysts who need additional information may contact Ms. Katherine M. Dietz, director of Investor Relations, Corning Incorporated, HQ-E2-20, Corning, NY 14831; Telephone (607) 974-9000.

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

Independent Accountants
PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, NY  10019

INVESTOR INFORMATION
(Continued)


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The statements in this Annual Report which are not historical facts or information are forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause the outcome to be materially different. Such risks and uncertainties include, but are not limited to, global economic conditions, currency fluctuations, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, cost reductions, availability and costs of critical materials, new product development and commercialization, manufacturing capacity, facility expansions and new plant start-up costs, the effect of regulatory and legal developments, capital resource and cash flow activities, capital spending, equity company activities, interest costs, acquisition and divestiture activity, the rate of technology change, ability to enforce patents and other risks detailed in Corning's Securities and Exchange Commission filings.