Form 10-Q
period 1999-03-31
CORNING INC /NY
filed 1999-05-12
CIK 24741

- 25 -



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          MARCH 31, 1999
                                ------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

                          Commission file number 1-3247



                              CORNING INCORPORATED
                                  (Registrant)


                   New York                            16-0393470
  --------------------------------------- ------------------------------------
        (State of incorporation)          (I.R.S. Employer Identification No.)


  One Riverfront Plaza, Corning, New York                14831
 ---------------------------------------- ------------------------------------
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  607-974-9000
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

244,056,733 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of April 31, 1999.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page

 Consolidated Statements of Income for the three months
   ended March 31, 1999 and 1998                                 3

 Consolidated Balance Sheets at March 31, 1999
   and December 31, 1998                                         4

 Consolidated Statements of Cash Flows for the
   three months ended March 31, 1999 and 1998                    5

 Notes to Consolidated Financial Statements                      6


The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant or its independent accountants and should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended December 31, 1998.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

                                                    Three Months Ended
                                                  ----------------------
                                                  March 31,   March 31,
                                                     1999        1998
                                                  ---------   ---------
Revenues
 Net sales                                         $892.2      $794.8
 Royalty, interest and dividend income                9.9         9.1
                                                   ------      ------
                                                    902.1       803.9

Deductions
 Cost of sales                                      548.3       514.7
 Selling, general and administrative expenses       136.8       112.9
 Research, development and engineering expenses      79.6        67.1
 Interest expense                                    16.3        17.6
 Other, net                                           9.9        27.1
                                                   ------      ------

Income from continuing operations before taxes
  on income                                         111.2        64.5
Taxes on income from continuing operations           33.9        21.0
                                                   ------      ------

Income from continuing operations before minority
 interest and equity earnings                        77.3        43.5
Minority interest in earnings of subsidiaries       (10.1)       (5.5)
Dividends on convertible preferred
 securities of subsidiary                            (2.3)       (3.4)
Equity in earnings of associated companies           21.6        27.5
                                                   ------      ------

Income from continuing operations                    86.5        62.1
Loss from discontinued operations, net of taxes                  (0.6)
                                                   ------      ------

Net Income                                         $ 86.5      $ 61.5
                                                   ======      ======

Basic Earnings Per Share
 Continuing operations                             $ 0.37      $ 0.27
 Discontinued operations
                                                   ------      ------
Net Income                                         $ 0.37      $ 0.27
                                                   ======      ======

Diluted Earnings Per Share
 Continuing operations                             $ 0.36      $ 0.27
 Discontinued operations                                        (0.01)
                                                   ------      ------
Net Income                                         $ 0.36      $ 0.26
                                                   ======      ======

Dividends Declared                                 $ 0.18      $ 0.18
                                                   ======      ======

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

                                                  March 31,  December 31,
                    Assets                           1999        1998
                                                  ---------  ------------
Current assets
 Cash                                             $   43.2     $   12.2
 Short-term investments, at cost, which
   approximates market value                         108.7         33.2
 Accounts receivable, net of doubtful accounts
   and allowances - $14.9/1999; $15.2/year-end
   1998                                              592.3        636.0
 Inventories                                         514.0        458.7
 Deferred taxes on income and other current
   assets                                            180.2        170.2
                                                  --------     --------
     Total current assets                          1,438.4      1,310.3
                                                  --------     --------

Investments
 Associated companies, at equity                     333.2        313.1
 Others, at cost or fair value                        44.3         53.1
                                                  --------     --------
                                                     377.5        366.2
                                                  --------     --------

Plant and equipment, at cost, net of
 accumulated depreciation                          2,729.4      2,684.9

Goodwill and other intangible assets,
 net of accumulated amortization -
   $70.9/1999; $66.7/year-end 1998                   309.0        309.7

Other assets                                         312.1        310.8
                                                  --------     --------

Total assets                                      $5,166.4     $4,981.9
                                                  ========     ========

Liabilities and Shareholders' Equity

Current liabilities
 Loans payable                                    $  143.9     $  204.6
 Accounts payable                                    250.5        291.7
 Other accrued liabilities                           524.2        578.4
                                                  --------     --------
     Total current liabilities                       918.6      1,074.7
                                                  --------     --------

Other liabilities                                    683.1        674.1
Loans payable beyond one year                      1,291.1        998.3
Minority interest in subsidiary companies            349.6        346.1
Convertible preferred securities of subsidiary                    365.2
Convertible preferred stock                           16.0         17.9
Common shareholders' equity
 Common stock, including excess over par value
   and other capital - Par value $0.50 per share;
   Shares authorized: 500 million; Shares issued:
   268.0 million/1999 and 265.9 million/year-end
   1998                                              960.6        766.0
 Retained earnings                                 1,564.2      1,521.7
 Less cost of 24.0 million/1999 and 34.4 million/
   year-end 1998 shares of common stock in
   treasury                                         (582.1)      (790.0)
 Accumulated other comprehensive income              (34.7)         7.9
                                                  --------     --------
     Total common shareholders' equity             1,908.0      1,505.6
                                                  --------     --------

Total liabilities and shareholders' equity        $5,166.4     $4,981.9
                                                  ========     ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                    Three Months Ended
                                                  ----------------------
                                                  March 31,    March 31,
                                                     1999         1998
                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $ 86.5       $ 61.5
 Adjustments to reconcile net income to net
   cash provided by operating activities of
   continuing operations:
   Loss from discontinued operations                                0.6
   Depreciation and amortization                      94.6         78.9
   Employee benefit expense in excess of
    (less than) cash funding                          (3.1)        23.8
   Equity in earnings of associated companies
    in excess of dividends received                  (22.9)       (28.5)
   Minority interest in earnings of subsidiaries
     in excess (less than) dividends paid              3.9         (5.2)
   Deferred tax (benefit)/expense                      4.5         (2.3)
   Other                                              11.0         15.0
 Changes in operating assets and liabilities:
   Accounts receivable                                37.8         45.2
   Inventory                                         (59.6)       (15.2)
   Other current assets                              (12.3)       (10.7)
   Accounts payable and other current liabilities    (90.5)      (171.4)
                                                    ------       ------
     NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES OF CONTINUING OPERATIONS           49.9         (8.3)
                                                    ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant and equipment                   (146.3)      (132.9)
 Acquisition of business, net                         (6.7)
 Net proceeds from disposition of properties
  and investments                                      0.8         97.8
 Increase in long-term investments and other
  non current assets                                  (6.0)       (79.1)
 Other, net                                          (10.8)        (1.5)
                                                    ------       ------
     NET CASH USED IN INVESTING ACTIVITIES OF
       CONTINUING OPERATIONS                        (169.0)      (115.7)
                                                    ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans and long-term
  debt securities                                    308.0        170.8
 Repayments of loans                                 (76.7)        (6.2)
 Proceeds from issuance of common stock               49.4          6.3
 Repurchases of common stock                          (7.6)        (9.5)
 Dividends paid                                      (43.9)       (42.1)
                                                    ------       ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES OF
        CONTINUING OPERATIONS                        229.2        119.3
                                                    ------       ------

Effect of exchange rates on cash                      (2.2)        (0.6)
                                                    ------       ------
Cash used in discontinued operations                  (1.4)       (12.2)
                                                    ------       ------
Net change in cash and cash equivalents              106.5        (17.5)
Cash and cash equivalents at beginning of year        45.4         97.0
                                                    ------       ------

CASH AND CASH EQUIVALENTS AT END OF QUARTER         $151.9       $ 79.5
                                                    ======       ======

SUPPLEMENTAL DATA:
Income taxes paid, net                              $ 26.0       $  8.3
                                                    ======       ======

Interest paid                                       $ 31.0       $ 31.6
                                                    ======       ======

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Information about the performance of Corning's three operating segments for the first quarter of 1999 and 1998 are below. These amounts do not include revenues, expenses and equity earnings not specifically identifiable to segments.

                                          Three months ended
                                              March 31,
                                         --------------------
                                          1999          1998
                                         ------       -------
     Telecommunications
     Net sales                           $488.5        $387.2
     Income from continuing operations
       before minority interest and
       equity earnings                   $ 48.6        $ 34.9
        Minority interest in earnings
         of subsidiaries                   (4.3)         (6.9)
        Equity in earnings of associated
         companies                          4.4           4.5
                                         ------        ------
     Segment net income                  $ 48.7        $ 32.5
                                         ======        ======

     Advanced Materials
     Net sales                           $252.1        $258.7
     Income from continuing operations
       before minority interest and
       equity earnings                   $ 20.0        $ 18.9
        Minority interest in earnings
         of subsidiaries                    0.1           0.2
        Equity in earnings of associated
         companies                          4.1           3.2
                                         ------        ------
     Segment net income                  $ 24.2        $ 22.3
                                         ======        ======

     Information Display
     Net sales                           $145.7        $143.3
     Income from continuing operations
       before minority interest and
       equity earnings                   $  9.4        $ (9.4)
        Minority interest in earnings
         of subsidiaries                   (5.9)          1.2
        Equity in earnings of associated
         companies                         12.4          16.4
                                         ------        ------
     Segment net income                  $ 15.9        $  8.2
                                         ======        ======

     Total segments
     Net sales                           $886.3        $789.2
     Income from continuing operations
       before minority interest and
       equity earnings                   $ 78.0        $ 44.4
        Minority interest in earnings
         of subsidiaries                  (10.1)         (5.5)
        Equity in earnings of associated
         companies                         20.9          24.1
                                         ------        ------
     Segment net income                  $ 88.8        $ 63.0
                                         ======        ======

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                          Three months ended
                                              March 31,
                                         --------------------
                                          1999          1998
                                         -------      -------
     Revenues
     Total segment net sales             $886.3        $789.2
     Non-segment net sales (a)              5.9           5.6
     Royalty, interest and dividend
       income                               9.9           9.1
                                         ------        ------

       Total revenues                    $902.1        $803.9
                                         ======        ======

     Net income
     Total segment income (b)            $ 88.8        $ 63.0
      Unallocated items:
     Non-segment loss (a)                  (0.6)         (0.6)
     Interest expense                      (0.4)         (0.4)
     Income tax                             0.3           0.1
     Equity in earnings of associated
       companies (a)                        0.7           3.4
     Dividends on convertible preferred
       securities of subsidiary            (2.3)         (3.4)
                                         ------        ------

       Net income from continuing
        operations                       $ 86.5        $ 62.1
                                         ======        ======

     (a)    Includes amounts derived from corporate investments.
     (b)    Includes royalty, interest and dividend income.


(2) During the first quarter of 1999, Corning issued $300 million of debt securities under a shelf registration statement previously filed with the Securities and Exchange Commission. This issuance consisted of $150 million of notes with a 6.30% coupon due in 2009, and $150 million of debentures with a 6.85% coupon due in 2029. The proceeds from these borrowings ($297.4 after consideration of underwriting commissions and discount) will be used for the repayment of short and long-term debt, working capital, capital spending and acquisitions.

(3) During the first quarter of 1999, Corning Delaware L.P., a special purpose limited partnership in which Corning is the sole general partner, called for the redemption of all Convertible Monthly Income Preferred Securities
     (MIPS). The MIPS were guaranteed by Corning and convertible into Corning common stock at a rate of 1.534 shares of Corning common stock for each MIPS. As of March 31, 1999, all of the MIPS were converted into 11.5 million shares of Corning common stock. The conversion will cause Corning's reported income to increase in comparison to 1998, but will have no impact on Corning's diluted earnings per share.

(4) A reconciliation of the basic and diluted earnings per share from continuing operations computations for the first quarters of 1999 and 1998 are as follows (in millions, except per share amounts):

                                     For the three months ended March 31,
                                 ----------------------------------------------
                                         1999                    1998
                                 ---------------------- ----------------------
                                       Weighted  Per           Weighted  Per
                                       Average  share          Average  share
                                 Income Shares  Amount  Income Shares   Amount
                                 ------ ------  ------  ------ ------   ------

     Net income from
      continuing
      operations                 $86.5                   $62.1
     Less:  Preferred
      Stock dividends             (0.4)                   (0.4)
                                 -----                   -----

     Basic earnings per
      share                       86.1   233.8   $0.37    61.7   229.6   $0.27
                                                 =====                   =====

     Effect of Dilutive
      Securities
      Options                              3.7                     3.0
      Convertible monthly
        income preferred
        securities                 2.3     7.7
      Convertible preferred
        stock
                                 -----   -----           -----   -----

     Diluted earnings per share  $88.4   245.2   $0.36   $61.7   232.6   $0.27
                                 =====   =====   =====   =====   =====   =====

     During the first quarter of 1999, all of the convertible monthly income preferred securities (MIPS) were redeemed and converted into 11.5 million shares of Corning common stock. The dilutive impact of the MIPS prior to conversion is reflected in Corning's 1999 earnings per share calculation. These securities were not included in the calculation of diluted earnings per share in 1998 due to the anti-dilutive effect they would have had if converted.

     The impact of the convertible preferred stock was not included in the calculation of diluted earnings per share for either quarter due to the anti-dilutive effect it would have if converted. The convertible preferred stock paid dividends of $0.4 million each quarter and was convertible into
     1.0 million and 0.8 million shares of common stock in the first quarter of 1998 and 1999, respectively.

     Common dividends of $43.6 million were declared in the first quarter 1999, compared with $41.7 million for the same period in 1998.

(5) On April 30, 1999, Corning acquired BICC's telecommunications cable business and the 50 percent equity interest in Optical Waveguides Australia, Pty. Ltd. it did not already own for cash consideration of approximately $135 million. Customary purchase price adjustments will be settled in the third quarter.

(6) In the second quarter of 1998, Corning recorded a restructuring charge of $84.6 million ($49.2 million after tax and minority interest). The charge is comprised of early retirement incentives and severance costs. The restructuring charge related to approximately 650 employees, all of whom have been terminated or notified of their termination at March 31, 1999. As of March 31, 1999, $34.5 million of the restructuring and severance related costs have been paid.

(7) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                  March 31,   December 31,
                                                     1999         1998
                                                  ---------   ------------
    Finished goods                                 $ 233.6       $ 205.6
     Work in process                                  98.7         104.9
     Raw materials and accessories                   125.6          96.7
     Supplies and packing materials                   75.2          70.6
                                                   -------       -------
     Total inventories valued at current cost        533.1         477.8
     Reduction to LIFO valuation                     (19.1)        (19.1)
                                                   -------       -------
                                                   $ 514.0       $ 458.7
                                                   =======       =======

(8) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                                  March 31,   December 31,
                                                     1999         1998
                                                  ---------   ------------
     Land                                         $   56.0     $   57.3
     Buildings                                       978.1        944.1
     Equipment                                     3,739.6      3,677.4
     Accumulated depreciation                     (2,044.3)    (1,993.9)
                                                  --------     --------
                                                  $2,729.4     $2,684.9
                                                  ========     ========

(9) Comprehensive income for the periods ended March 31, 1999 and 1998 was $43.9 million and $77.8 million, and includes net income of $86.5 million and $61.5 million and foreign currency translation adjustments of $(39.6) million and $16.3 million in 1999 and 1998, respectively. In addition, Corning recorded unrealized losses on marketable securities of $3.0 million in the period ended March 31, 1999.

(10) Dow Corning and the Committee of Tort Claimants, one of Dow Corning's Chapter 11 creditor committees, filed with the United States Bankruptcy Court (the Bankruptcy Court) a joint plan of reorganization on November 9, 1998 (the Joint Plan). After hearings held in early 1999, the Bankruptcy Court ruled in early February 1999 that the disclosure statement related to the Joint Plan was adequate to send to Dow Corning's creditors for consideration. In that ruling, the Bankruptcy Court indicated that the period for voting will extend through May 14, 1999 and hearings to confirm the Joint Plan are scheduled to begin on June 28, 1999. To become effective, the Joint Plan will require a favorable vote by many classes of creditors and final Bankruptcy Court approval after confirmation hearings. In addition, appeals of the Bankruptcy Court's confirmation order are possible. The recent developments, including the support of the Committee of Tort Claimants, tend to increase the probability that Dow Corning will successfully emerge from Chapter 11 proceedings, but the timing and the eventual outcome of these proceedings is uncertain.

(11) On December 31, 1996, Corning distributed all of the shares of Quest Diagnostics Incorporated and Covance, Inc. to its shareholders on a pro rata basis. As described in Note 18 to Corning's 1998 consolidated financial statements included in its Annual Report of Form 10-K, Corning has agreed to indemnify Quest Diagnostics on an after-tax basis, for the settlement of certain governmental claims and certain other claims that were pending at December 31, 1996. Corning recorded a reserve of approximately $25 million which is equal to management's best estimate of amounts which are probable of being paid by Corning to Quest Diagnostics to satisfy the indemnified claims on an after-tax basis.

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

ITEM 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                              Results of Operations



Results of Operations

Corning's first quarter results increased substantially in comparison to the first quarter of 1998, primarily as a result of stronger demand for optical fiber, cable and environmental products and improved performance in the Information Display Segment. Net income for the first quarter of 1999 totaled $86.5 million, an increase of 39% compared with income from the same operations of $62.1 million for the first quarter of 1998. Diluted earnings per share rose 33% to $0.36 per share compared to $0.27 per share from the same operations for the first quarter of 1998. Net sales for the first quarter of 1999 totaled $892.2 million, an increase of 12% compared with first quarter 1998 sales of $794.8 million. Excluding the impact of acquisitions, Corning's net sales increased 9% in the first quarter of 1999.

Segment Overview

Corning's products are grouped into three operating segments:
Telecommunications, Advanced Materials and Information Display. The earnings of equity affiliates, which are closely associated with Corning's operating segments, are included in segment net income.

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

Telecommunications

Sales in the Telecommunications Segment increased 26% in the first quarter of 1999 due primarily to volume gains in the optical fiber, cable and photonic technologies businesses. Demand was particularly strong for Corning's new high data rate fiber, which began to experience growth in the latter part of 1998, and cable products. Fiber sales were also favorably impacted by the acquisition of Optical Fibres, which Corning began consolidating at year-end 1998. Sales in the photonic technologies business increased significantly due primarily to higher demand.

Segment net income grew 50% primarily due to increased volume and improved mix of fiber and cable products, which offset increased research and development spending, particularly within the photonic technologies business. Equity earnings from Corning's international optical fiber equity companies were consistent with the first quarter of 1998, as gains from German and Australian ventures were offset by the consolidation of Optical Fibres.

Advanced Materials

Sales in the Advanced Materials Segment decreased 3% during the first quarter of 1999, as volume gains from new thinwall ceramic substrates in the environmental products business were more than offset by a decline in volume in the semiconductor materials and optical products businesses. The slowdown in the semiconductor manufacturing equipment industry continued to impact demand for high purity fused silica products, while worldwide demand for glass optical products continues to be impacted by consumers' increased preference for plastic lenses.

Segment net income increased 9% in comparison to the first quarter of 1998 reflecting the strong volume gains and manufacturing efficiencies in the environmental products business, which were mostly offset by volume declines in the semiconductor materials and optical products businesses.

Information Display

First quarter sales in the Information Display Segment increased by 2% in comparison to 1998, as strong volume gains from flat panel liquid crystal display products in the advanced display products business more than offset weak volume and price reductions in the conventional video components business.
Sales in the projection video components business for the first quarter of 1999 remained flat as strong volume gains in the consumer market were offset by softness in the institutional market.

Segment net income grew 94% in the first quarter of 1999, as manufacturing efficiencies recognized in the projection video and advanced display products businesses offset lower equity earnings from Samsung Corning. Equity earnings decreased primarily due to the impact of price declines which more than offset volume gains. Results of the conventional video components business also improved over first quarter 1998 earnings, which were impacted by costs associated with a glass furnace repair and expansion related activities.

Taxes on Income

Corning's effective tax rate for continuing operations was 30.5% for the first quarter of 1999 and 32.5% for the first quarter of 1998. The lower 1999 rate was due to a higher percentage of Corning's earnings resulting from consolidated entities with lower effective tax rates.

Liquidity and Capital Resources

Corning's working capital increased from $235.6 million at the end of 1998 to $519.8 million at March 31, 1999. The ratio of current assets to current liabilities was 1.6 at the end of the first quarter of 1999 compared to 1.2 at year-end 1998. The increase in working capital and ratio of current assets to current liabilities is due primarily to the addition of cash and short-term investments and the repayment of $100 million in short-term borrowings with the proceeds received from the issuance of $300 million of long-term debt securities during the first quarter of 1999. This issuance increased Corning's long-term debt as a percentage of total capital from 31% at year-end 1998 to 36% at March 31, 1999.

Cash and short-term investments increased from year-end 1998 by $106.5 million, due to operating and financing activities that provided cash of $49.9 million and $229.2 million, respectively, partially offset by investing activities which used cash of $169 million. Net cash provided by operating activities in the first quarter totaled $49.9 million in 1999, versus a use of cash of $8.3 million in 1998. The increase in cash from operations was due to both greater earnings and a decrease in cash used in working capital. Net cash used in investing activities increased primarily due to higher capital spending. In 1998, investing activities included the receipt and investment of proceeds from a sale leaseback transaction. Net cash provided by financing activities over 1998, reflecting the proceeds received from the issuance of long-term debt and common stock, partially offset by the repayment of loans.

Year 2000 Readiness Disclosure

Corning has completed an assessment of required modifications or replacement of its key internal software to become Year 2000 compliant. The assessment involved all known areas of concern, including business applications, manufacturing, engineering, research, facilities systems, third party suppliers and service providers.

Implementation, including testing, of required changes to key applications was substantially completed at December 31, 1998, with the remainder to be completed by the third quarter of 1999. In addition, an external study team is assisting management in evaluating its processes surrounding the Year 2000 project. Progress is monitored and reported to management and to the Audit Committee of the Board of Directors on a regular basis.

In 1995, Corning initiated a significant project to upgrade and improve access to business information with integrated enterprise-wide corporate applications that were Year 2000 compliant. This initiative has mitigated to some extent the amount of Year 2000 costs incurred to date. Corning's current estimate of the total cost for Year 2000 compliance is approximately $29 million, of which approximately $17.5 million has been spent to date. This estimate includes incremental costs of approximately $13 million comprised primarily of contractor costs to modify existing systems, of which approximately 60% has been spent to date.

Corning has initiated formal communications with all of its significant customers, suppliers and other third parties to determine the extent to which Corning is vulnerable to third parties' failures to remediate their own potential problems related to the Year 2000. Risk assessments, readiness evaluation and contingency plans to protect Corning's business from Year 2000 related interruptions from these third parties and from key customers are expected to be substantially completed by the middle of 1999. Contingency plans will include, for example, stocking of additional inventory and identifying alternative suppliers.

Corning's risk management program includes emergency backup and recovery procedures to be followed in the event of a failure of a key application. This program is being expanded to include specific procedures for potential Year 2000 issues. Corning is taking what it considers to be reasonable steps to prevent major interruptions in its business due to Year 2000 issues. The inability of Corning or significant third parties to adequately address Year 2000 issues could cause inefficiencies in Corning's business operations. The extent to which Corning's operating results may be impacted by customers or suppliers who are not fully Year 2000 compliant is not readily determinable. Corning's operating results and ability to conduct business is dependent upon the infrastructure of the geographic regions in which its operations and customers are located. A breakdown in the infrastructure of a particular region could adversely impact Corning's operating results. Corning continues to monitor closely the information about infrastructure preparedness for the Year 2000, especially in the Asian regions.

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

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $25 million for its estimated liability for environmental cleanup and litigation at March 31, 1999.

Breast-implant Litigation. Dow Corning Bankruptcy: Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation.
On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The effect of the bankruptcy is to stay the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions.
On December 2, 1996, Dow Corning filed its first Plan of Reorganization in the bankruptcy case. On January 10, 1997, the Tort Claimants Committee and the Commercial Creditors Committee filed a joint motion to modify Dow Corning's exclusivity with respect to filing a plan of reorganization, requesting the right to file their own competing plan. The motion was denied by the Bankruptcy Court in May 1997. Dow Corning filed a First Amended Plan of Reorganization on August 25, 1997 and a Second Amended Plan of Reorganization on February 17, 1998. The Tort Claimants Committee and other creditor representatives opposed these Plans. As a result of extended negotiations, Dow Corning and the Tort Claimants Committee reached certain compromises and on November 8, 1998 jointly filed a revised Plan of Reorganization. After hearings held in early 1999, the Federal Bankruptcy Court ruled in February 1999 that the Amended Joint Plan of Reorganization filed on February 4, 1999 (the "Joint Plan") and related disclosure materials were adequate. These materials were mailed to claimants, who have until May 14, 1999 to return their votes on the Joint Plan. A hearing to confirm the Joint Plan is scheduled to begin on June 28, 1999 and various parties have filed objections. Although the Tort Claimants Committee has supported the Joint Plan, the timing and eventual outcome of these proceedings remain uncertain.

Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.2 billion (nominal value), subject to the limitations, terms and in conditions stated in the Joint Plan. Dow Corning proposes to provide the required funding over the 16 year period through a combination of cash, proceeds from insurance, and cash flow from operations. Each of Corning and Dow Chemical have agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and the issuance of senior notes, to its commercial creditors.

In related developments, a Panel of Scientific Experts appointed by Judge Sam C. Pointer, Jr., a United States District Judge in the Northern District of Alabama who has been serving since 1992 as the coordinating federal judge for all breast implant matters, was asked to address certain questions pertinent to the disease causation issues in the cases against various defendants, including Dow Corning or its shareholders. The Panel held hearings in 1998 and issued its report on November 30, 1998. The report is generally favorable to the implant manufacturers concerning connective tissue disease and immunologic dysfunction issues.

Implant Tort Lawsuits: In the period from 1991 through 1998, Corning and Dow Chemical, the shareholders of Dow Corning Corporation, were named in a number of state and federal tort lawsuits alleging injuries arising from Dow Corning's implant products. The claims against the shareholders allege a variety of direct or indirect theories of liability. From 1991 through 1998, Corning has been named in approximately 11,470 state and federal tort lawsuits, some of which were filed as class actions or on behalf of multiple claimants. In 1992, the federal breast implant cases were coordinated for pretrial purposes in the United States District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In 1993, Corning obtained an interlocutory order of summary judgment, which was made final in April 1995, thereby dismissing Corning from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. The District Court entered orders in May and June 1997 and thereafter directing that Corning be dismissed from each case pending in or later transferred to the Northern District of Alabama after Dow Corning filed for bankruptcy protection. In state court litigation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. On July 30, 1997, the judgment in California became final when the Supreme Court of California dismissed further review as improvidently granted as to Corning. In Louisiana, Corning was awarded summary judgment dismissing all claims by plaintiffs and a cross-claim by Dow Chemical on February 21, 1997. On February 11, 1998, this judgment was vacated as premature by the intermediate appeals court in Louisiana. Corning has filed notices transferring the Louisiana cases to the United States District Court for the Eastern District of Michigan, Southern District (the "Michigan Federal Court") to which substantially all breast implant cases were transferred in 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 70 pending cases (including some cases with multiple claimants), in addition to the transferred Louisiana cases, but Corning is not named as a defendant in the Master Complaint, which contains claims against Dow Chemical only. Corning has moved for summary judgment in the Michigan Federal Court to dismiss these remaining cases by plaintiffs as well as the third party complaint and all cross-claims by Dow Chemical. Plaintiffs have taken no position on such motion. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998, but has not yet ruled.

Federal securities case: A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. This action is pending in the United States District Court for the Southern District of New York. The court in 1997 dismissed the individual defendants from the case, but has permitted the case to proceed into discovery. In December 1998, Corning filed a motion for summary judgment requesting that all claims against it be dismissed. Plaintiffs claimed the need to take the depositions of certain officers and directors of Dow Corning and other individuals before responding to the motion for summary judgment. Plaintiffs have proposed a schedule giving them until June 28, 1999 to file papers in opposition to Corning's motion for summary judgment. Although no written order has been entered, the Court has indicated that limited additional discovery would be permitted before Corning's motion is entertained. The discovery process is continuing.

Quest Diagnostics: Government Investigations and Related Claims. On December 31, 1996, Corning completed the spin-off of its health care services businesses by the distribution to its shareholders of the Common Stock of Quest Diagnostics Incorporated ("Quest Diagnostics") and Covance Inc. ("Covance"). In connection with these distributions, Quest Diagnostics assumed financial responsibility for the liabilities related to the contract research business. Corning agreed to indemnify Quest Diagnostics against all monetary penalties, fines or settlements for any governmental claims arising out of alleged violations of applicable federal fraud and health care statutes and relating to billing practices of Quest Diagnostics and its predecessors that were pending at December 31, 1996. Corning also agreed to indemnify Quest Diagnostics for 50% of the aggregate of all judgment or settlement payments made by Quest Diagnostics that are in excess of $42.0 million in respect of claims by private parties (i.e., nongovernmental parties such as private insurers) that relate to indemnified or previously settled governmental claims and that allege over billings by Quest Diagnostics, or any existing subsidiaries of Quest Diagnostics, for services provided prior to December 31, 1996; provided, however, such indemnification is not to exceed $25.0 million in the aggregate and that all amounts indemnified against by Corning for the benefit of Quest Diagnostics are to be calculated on a net after-tax basis. Such share of judgments or settlement payments does not cover
(i) any governmental claims that arise after December 31, 1996 pursuant to service of subpoena or other notice of such investigation after December 31, 1996, (ii) any nongovernmental claims unrelated to the indemnified governmental claims or investigations, (iii) any nongovernmental claims not settled prior to December 31, 2001, (iv) any consequential or incidental damages relating to the billing claims, including losses of revenues and profits as a consequence of exclusion for participation in federal or state health care programs or (v) the fees and expenses of litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See the Exhibit Index which is located on page 17.

     (b)  Reports on Form 8-K

          Reports on Form 8-K dated January 25, 1999 and January 26, 1999 in connection with the 1998 results.

          Reports on Form 8-K dated January 19, 1999 and February 4, 1999 in connection with the registrant's 1996, 1997 and 1998 segment disclosure under FAS 131.

          A report on Form 8-K dated March 1, 1999 in connection with the registrant's announced acquisition of BICC's telecommunications cable businesses.

          A report on Form 8-K dated March 10, 1999 in connection with the registrant's issuance of $300 million in debt securities.




Other items under Part II are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CORNING INCORPORATED
                          ----------------------------------------------
                                            (Registrant)





   May 12, 1999                      /s/ ROGER G. ACKERMAN
   ------------   ------------------------------------------------------------
       Date                            Roger G. Ackerman
                              Chairman and Chief Executive Officer





   May 12, 1999                        /s/ JAMES B. FLAWS
   ------------   ------------------------------------------------------------
      Date                             James B. Flaws
                  Senior Vice President, Treasurer and Chief Financial Officer





   May 12, 1999                     /s/ KATHERINE A. ASBECK
   ------------   ------------------------------------------------------------
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