Form 10-Q
period 1999-06-30
CORNING INC /NY
filed 1999-08-11
CIK 24741

- 35 -



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 1999

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

244,717,029 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of July 23, 1999.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page

 Consolidated Statements of Income for the six months and
   three months ended June 30, 1999 and 1998                    3

 Consolidated Balance Sheets at June 30, 1999 and
   December 31, 1998                                            4

 Consolidated Statements of Cash Flows for the six months
   ended June 30, 1999 and 1998                                 5

 Notes to Consolidated Financial Statements                     6


The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been prepared under Generally Accepted Accounting Principles
(GAAP), compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant and should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended December 31, 1998.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

                                 Six Months Ended    Three Months Ended
                                     June 30,             June 30,
                               -------------------  -------------------
                                 1999       1998       1999      1998
                               -------    --------  --------   --------
Revenues
 Net sales                     $1,912.2   $1,650.7  $1,020.0    $ 855.9
 Royalty, interest, and
  dividend income                  21.1       21.1      11.2       12.0
 Non-operating gain                           20.5                 20.5
                               --------    -------   --------   -------
                                1,933.3    1,692.3   1,031.2      888.4

Deductions
 Cost of sales                  1,164.9    1,037.2     621.7      526.4
 Selling, general and
  administrative expenses         272.9      239.5     136.1      126.6
 Provision for restructuring                  84.6                 84.6
 Research, development and
  engineering expenses            164.4      142.2      84.8       75.1
 Amortization of purchased
  intangibles                      10.3        7.9       5.2        4.0
 Interest expense                  33.5       32.5      17.2       14.9
 Other, net                        20.6       29.7      10.7        2.6
                               --------   --------  --------    -------

Income from continuing
 operations before taxes
 on income                        266.7      118.7     155.5       54.2
Taxes on income from
 continuing operations             81.3       34.9      47.4       13.9
                               --------   --------  --------    -------

Income from continuing
 operations before minority
 interest and equity earnings     185.4       83.8     108.1       40.3
Minority interest in earnings
 of subsidiaries                  (27.5)     (18.3)    (17.4)     (12.8)
Dividends on convertible
 preferred securities of
 subsidiary                        (2.3)      (6.9)                (3.5)
Equity in earnings of
 associated companies              52.7       60.2      31.1       32.7
                               --------   --------  --------    -------

Income from continuing
 operations                       208.3      118.8     121.8       56.7
Income from discontinued
 operations, net of taxes                     66.5                 67.1
                               --------   --------  --------    -------

Net Income                     $  208.3   $  185.3  $  121.8    $ 123.8
                               ========   ========  ========    =======

Basic Earnings Per Share
 Continuing operations         $   0.87   $   0.51  $   0.50    $  0.24
 Discontinued operations                      0.30                 0.30
                               --------   --------  --------    -------
                               $   0.87   $   0.81  $   0.50    $  0.54
                               ========   ========  ========    =======

Diluted Earnings Per Share
 Continuing operations         $   0.85   $   0.51  $   0.49    $  0.24
 Discontinued operations                      0.28                 0.29
                               --------   --------  --------    -------
                               $   0.85   $   0.79  $   0.49    $  0.53
                               ========   ========  ========    =======

Dividends Declared             $   0.36   $   0.36  $   0.18    $  0.18
                               ========   ========  ========    =======

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

                                                   June 30,   December 31,
                    ASSETS                           1999         1998
                                                  ---------   ------------
Current Assets
 Cash                                             $   51.8     $    12.2
 Short-term investments, at cost, which
   approximates market value                          24.3          33.2
 Accounts receivable, net of doubtful
   accounts and allowances - $11.4/1999;
   $15.2/year-end 1998                               742.4         636.0
 Inventories                                         553.2         458.7
 Deferred taxes on income and other
   current assets                                    241.1         170.2
                                                  --------      --------
     Total current assets                          1,612.8       1,310.3
                                                  --------      --------

Investments
 Associated companies, at equity                     354.6         313.1
 Others                                               57.9          53.1
                                                  --------      --------
                                                     412.5         366.2
                                                  --------      --------

Plant and equipment, at cost, net of
 accumulated depreciation                          2,826.5       2,684.9

Goodwill and other intangible assets,
 net of accumulated amortization
 $71.9/1999; $66.7/year-end 1998                     311.0         309.7

Other assets                                         327.7         310.8
                                                  --------      --------

Total Assets                                      $5,490.5      $4,981.9
                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Loans payable                                    $  350.0      $  204.6
 Accounts payable                                    243.2         291.7
 Other accrued liabilities                           570.5         578.4
                                                  --------      --------
     Total current liabilities                     1,163.7       1,074.7
                                                  --------      --------

Other liabilities                                    685.7         674.1
Loans payable beyond one year                      1,286.6         998.3
Minority interest in subsidiary companies            363.5         346.1
Convertible preferred securities of subsidiary                     365.2
Convertible preferred stock                           15.1          17.9
Common Shareholders' Equity
 Common stock, including excess over par
  value and other capital - Par value $0.50
    per share; Shares authorized: 500 million;
    Shares issued: 268.9 million/1999 and
    265.9 million/year-end 1998                      992.0         766.0
 Retained earnings                                 1,641.8       1,521.6
 Less cost of 24.7 million/1999 and 34.4
    million/year-end 1998 shares
    of common stock in treasury                     (624.4)       (789.9)
 Accumulated other comprehensive income              (33.5)          7.9
                                                  --------      --------
     Total common shareholders' equity             1,975.9       1,505.6
                                                  --------      --------
                                                  $5,490.5      $4,981.9
                                                  ========      ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                  Six Months Ended June 30,
                                                  --------------------------
                                                     1999          1998
                                                   ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $208.3       $ 185.3
 Adjustments to reconcile net income to
  net cash provided by operating
  activities from continuing operations:
   Income from discontinued operations                             (66.5)
   Depreciation and amortization                     189.7         157.2
   Employee benefit expense less than
    cash funding                                     (25.5)         (0.2)
   Equity in earnings of associated companies
    in excess of dividends received                  (30.2)        (46.7)
   Minority interest in earnings of
    subsidiaries in excess of dividends paid          17.2           7.9
   Non-operating gain                                              (20.5)
   Provision for restructuring, net of
    cash spent                                                      84.6
   Deferred tax (benefit)/expense                     19.6          (3.7)
   Other                                              30.2          43.0
 Changes in operating assets and liabilities:
   Accounts receivable                               (65.1)         11.5
   Inventory                                        (101.4)        (38.7)
   Other current assets                              (18.2)         11.5
   Accounts payable and other current
    liabilities                                      (92.2)       (140.8)
                                                    ------        ------
     NET CASH PROVIDED BY OPERATING ACTIVITIES
        OF CONTINUING OPERATIONS                     132.4         183.9
                                                    ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant and equipment                   (284.4)       (353.7)
 Acquisitions of businesses, net                    (131.8)         (5.7)
 Net proceeds from disposition of properties
  and investments                                     11.6         100.3
 Proceeds from divestiture of consumer
  housewares business                                              583.0
 Increase in long-term investments and other
  noncurrent assets                                  (24.7)        (96.0)
 Other, net                                          (15.0)         19.0
                                                    ------        ------
     NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES OF CONTINUING OPERATIONS         (444.3)        246.9
                                                    ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                     535.6         195.1
 Repayments of loans                                (106.2)        (57.4)
 Repayments of loans with proceeds from
  divestiture of consumer housewares business                     (343.0)
 Proceeds from issuance of common stock               51.6          15.0
 Repurchases of common stock                         (41.6)        (24.4)
 Dividends paid                                      (88.1)        (84.0)
                                                    ------        ------
     NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES OF CONTINUING OPERATIONS          351.3        (298.7)
                                                    ------        ------

Effect of exchange rates on cash                      (3.7)         (0.1)
                                                    ------        ------
Cash used in discontinued operations                  (5.0)        (37.7)
                                                    ------        ------
Net change in cash and cash equivalents               30.7          94.3
Cash and cash equivalents at beginning of year        45.4          97.0
                                                    ------        ------

CASH AND CASH EQUIVALENTS AT END OF QUARTER         $ 76.1        $191.3
                                                    ======        ======

SUPPLEMENTAL DATA:
Income taxes paid, net                              $ 66.6        $ 63.6
                                                    ======        ======

Interest paid                                       $ 44.4        $ 45.8
                                                    ======        ======

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Information about the performance of Corning's three operating segments for the second quarter and first half of 1999 and 1998 is provided below.
     These amounts do not include revenues, expenses and equity earnings not specifically identifiable to segments.

                                       Six months ended  Three months ended
                                            June 30,          June 30,
                                       ----------------  -----------------
                                        1999      1998    1999      1998
                                       -------   ------  ------    -------
     Telecommunications
     Net sales                        $1,071.3  $  828.6  $  582.8  $ 441.4
     Research, development and
      engineering expenses            $  108.2  $   89.8  $   55.9  $  48.0
     Income from continuing
      operations before minority
      interest and equity earnings    $  114.8  $   87.7  $   66.4  $  52.8
        Minority interest in
         earnings of subsidiaries        (12.9)    (17.9)     (8.7)   (11.0)
        Equity in earnings of
         associated companies              7.4      12.9       2.9      8.4
                                      --------  --------  --------  -------
     Segment net income               $  109.3  $   82.7  $   60.6  $  50.2
                                      ========  ========  ========  =======

     Advanced Materials
     Net sales                        $  516.8  $  520.0  $  264.7  $ 261.3
     Research, development and
      engineering expenses            $   45.1  $   40.5  $   23.2  $  20.8
     Income from continuing
      operations before minority
       interest and equity earnings   $   48.1  $   38.7  $   28.0  $  19.8
        Minority interest in
         earnings of subsidiaries                    0.3                0.1
        Equity in earnings of
         associated companies              7.6       7.5       3.5      4.3
                                      --------  --------  --------  -------
     Segment net income               $   55.7  $   46.5  $   31.5  $  24.2
                                      ========  ========  ========  =======

     Information Display
     Net sales                        $  311.7  $  289.5  $  166.0  $ 146.2
     Research, development and
      engineering expenses            $   11.1  $   11.9  $    5.7  $   6.3
     Income from continuing
      operations before minority
       interest and equity earnings   $   27.1  $   (2.2) $   17.8  $   7.2
        Minority interest in
         earnings of subsidiaries        (14.6)     (4.4)     (8.8)    (5.6)
        Equity in earnings of
         associated companies             34.6      33.9      22.2     17.5
                                      --------  --------  --------  -------
     Segment net income               $   47.1  $   27.3  $   31.2  $  19.1
                                      ========  ========  ========  =======

     Total segments
     Net sales                        $1,899.8  $1,638.1  $1,013.5  $ 848.9
     Research, development and
      engineering expenses            $  164.4  $  142.2  $   84.8  $  75.1
     Income from continuing
      operations before minority
       interest and equity earnings   $  190.0  $  124.2  $  112.2  $  79.8
        Minority interest in
         earnings of subsidiaries        (27.5)    (22.0)    (17.5)   (16.5)
        Equity in earnings of
         associated companies             49.6      54.3      28.6     30.2
                                      --------  --------  --------  -------
     Segment net income               $  212.1  $  156.5  $  123.3  $  93.5
                                      ========  ========  ========  =======

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                    Six months ended    Three months ended
                                        June 30,             June 30,
                                   ------------------   -----------------
                                     1999      1998       1999     1998
                                    ------    ------     ------   ------
 Revenues
     Total segment net sales       $1,899.8  $1,638.1   $1,013.5  $848.9
     Non-segment net sales (a)         12.4      12.6        6.5     7.0
     Royalty, interest and
       dividend income                 21.1      21.1       11.2    12.0
     Non-operating gain                          20.5               20.5
                                   --------  --------   --------  ------

       Total revenues              $1,933.3  $1,692.3   $1,031.2  $888.4
                                   ========  ========   ========  ======


 Net income
     Total segment income (b)      $  212.1  $  156.5   $  123.3  $ 93.5
      Unallocated items:
     Non-segment income (loss)
       and other items (a)             (6.4)     19.8       (5.8)   20.4
     Provision for
       restructuring (c)                        (84.6)             (84.6)
     Interest expense                  (0.4)     (0.4)
     Income tax (d)                     2.2      28.5        1.8    28.4
     Equity in earnings of
       associated companies (a)         3.1       5.9        2.5     2.5
     Dividends on convertible
       preferred securities
       of subsidiary                   (2.3)     (6.9)              (3.5)
                                   --------  --------   --------  ------

       Net income from
        continuing operations      $  208.3  $  118.8   $  121.8  $ 56.7
                                   ========  ========   ========  ======

     (a) Includes amounts derived from corporate investments. Non-segment net income includes non-operating gains in the second quarter of 1998.
     (b)  Includes royalty, interest and dividend income.
     (c) The portion of this charge related to Telecommunications, Advanced Materials, and Information Display segments was $8.3 million, $26.9 million, and $16.3 million, respectively. The remainder pertains to corporate functions.
     (d) Includes tax associated with the restructuring charge and non-operating gain in 1998.

(2) On April 30, 1999, Corning acquired BICC, plc's telecommunications cable business and the 50 percent equity interest in Optical Waveguides Australia, Pty. Ltd. (OWA) it did not already own for cash consideration of approximately $135 million. Customary purchase price adjustments will be settled in the third quarter. The acquisition was recorded using the purchase method of accounting. The excess cost over the fair value of the net tangible assets acquired, accounted for as goodwill and other intangible assets, was approximately $11 million and is being amortized over periods ranging from 5 to 25 years. OWA became a wholly owned subsidiary as a result of this transaction and the results of its operations are included in the consolidated financial statements from the date of the transaction. The acquisitions in comparison to Corning's consolidated results were not significant.

     Corning reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on Corning's ability to recover the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets. It is reasonably possible that future events or circumstances could cause these estimates to change.

(3) A reconciliation of the basic and diluted earnings per share from continuing operations computations for the first half and second quarters of 1999 and 1998 are as follows (in millions, except per share amounts):

                                   For the six months ended June 30,
                              ----------------------------------------------
                                      1999                    1998
                              ---------------------   ---------------------
                                    Weighted  Per            Weighted Per
                                    Average  share           Average share
                              Income Shares  Amount   Income  Shares Amount
                              ------ ------  ------   ------ ------  ------
     Net income from
       continuing operations  $208.3                  $118.8
     Less:  Preferred stock
       dividends                (0.7)                   (0.8)
                              ------                  ------

     Basic earnings per
       share                   207.6  238.1  $0.87     118.0  229.8  $0.51
                                             =====                   =====

     Effect of Dilutive
       Securities
       Options                          4.1                     3.5
       Convertible monthly
         income preferred
         securities              2.3    3.8
      Convertible preferred
        stock                    0.7    0.8
                              ------  -----           ------  -----

     Diluted earnings
       per share              $210.6  246.8  $0.85    $118.0  233.3  $0.51
                              ======  =====  =====    ======  =====  =====

                                  For the three months ended June 30,
                              ----------------------------------------------
                                      1999                    1998
                              ---------------------   ---------------------
                                    Weighted  Per            Weighted Per
                                    Average  share           Average share
                              Income Shares  Amount   Income  Shares Amount
                              ------ ------  ------   ------ ------  ------
     Net income from
       continuing operations  $121.8                  $ 56.7
     Less:  Preferred stock
       dividends                (0.3)                   (0.4)
                              ------                  ------

     Basic earnings per
       share                   121.5  242.4  $0.50      56.3  229.9  $0.24
                                             =====                   =====

     Effect of Dilutive
       Securities
       Options                   4.4    4.0
       Convertible preferred
         stock                   0.3    0.7
                              ------  -----           ------  -----

     Diluted earnings
       per share              $121.8  247.5  $0.49    $ 56.3  233.9  $0.24
                              ======  =====  =====    ======  =====  =====

     During the first quarter of 1999, the convertible monthly income preferred securities (MIPS) were redeemed and converted into 11.5 million shares of Corning common stock (see Note 5). The dilutive impact of the MIPS prior to conversion is reflected in Corning's 1999 earnings per share calculation. These securities were not included in the calculation of diluted earnings per share in 1998 due to the anti-dilutive effect they would have had if converted.

     The convertible preferred stock paid dividends of $0.4 million and $0.8 million during the second quarter and first half of 1998, and was convertible into 0.9 million shares of common stock in each period. These securities were not included in the calculation of diluted earnings per share in 1998 due to the anti-dilutive effect they would have had if converted.

     Common dividends of $43.9 million and $87.5 million were declared in the second quarter and first half of 1999, respectively, compared with $41.5 million and $83.2 million for the same periods in 1998.

(4) During the first quarter of 1999, Corning issued $300 million of debt securities under a shelf registration statement previously filed with the Securities and Exchange Commission. This issuance consisted of $150 million of notes with a 6.30% coupon due in 2009, and $150 million of debentures with a 6.85% coupon due in 2029. The proceeds from these borrowings ($297.4 million after consideration of underwriting commissions and discount) have been used for the repayment of short and long-term debt, working capital, capital spending and acquisitions.

(5) During the first quarter of 1999, Corning Delaware L.P., a special purpose limited partnership in which Corning is the sole general partner, called for the redemption of all Convertible Monthly Income Preferred Securities (MIPS). The MIPS were guaranteed by Corning and convertible into Corning common stock at a rate of 1.534 shares of Corning common stock for each MIPS. As of March 31, 1999, all of the MIPS were converted into 11.5 million shares of Corning common stock. The conversion has caused Corning's reported income to increase in comparison to 1998, but has no impact on Corning's diluted earnings per share.

(6) Corning historically used the last-in, first-out (LIFO) method for approximately 45% of its inventories, with the remaining inventories valued on a first-in, first-out (FIFO) basis. In the second quarter of 1999, Corning changed its method of determining the cost of its LIFO inventories to the FIFO method. As a result of declining costs and prices for such inventories, Corning believes that the use of the FIFO method results in a more current inventory valuation at period end dates and minimizes the likelihood of lower-of-cost-or-market valuation issues. As a result, Corning recorded a charge of approximately $5.8 million ($3.9 million after tax) in the second quarter of 1999. The impact of this change on historical operating results was not material and, accordingly, the historical financial statements have not been restated to reflect this change. Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                   June 30,   December 31,
                                                     1999         1998
                                                  ------      --------
    Finished goods                                $226.4       $205.6
     Work in process                               124.2        104.9
     Raw materials and accessories                 125.0         96.7
     Supplies and packing materials                 77.6         70.6
                                                  ------       ------
     Total inventories valued at current cost      553.2        477.8
     Reduction to LIFO valuation                                (19.1)
                                                  ------       ------
                                                  $553.2       $458.7
                                                  ======       ======

(7) Land, buildings and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties using straight-line and accelerated methods. The estimated useful lives range from 20-40 years for buildings and 3-20 years for a majority of Corning's equipment. Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                                  June 30,    December 31,
                                                    1999          1998
                                                  --------     ---------
     Land                                         $   61.3     $   57.3
     Buildings                                     1,023.6        944.1
     Equipment                                     3,863.7      3,677.4
     Accumulated depreciation                     (2,122.1)    (1,993.9)
                                                  --------     --------
                                                  $2,826.5     $2,684.9
                                                  ========     ========

(8) In the second quarter of 1998, Corning recorded a restructuring charge of $84.6 million ($49.2 million after tax and minority interest), or $0.21 per share. The charge was comprised of early retirement incentives offered to certain salaried non-union employees 55 years old or older satisfying service criteria and severance costs associated with workforce reductions of other non-union employees. The restructuring charge related to approximately 650 employees, all of whom were terminated as of June 30, 1999. During the second quarter of 1999, Corning paid approximately $7.9 million of the $42.4 million of restructuring and severance related costs paid to date. Corning anticipates the remaining restructuring costs will be paid over the next six months. As of June 30, 1999, Corning's restructuring reserve totaled $42.2 million, most of which related to lump sum payments to be made during the last six months of 1999 in accordance with the original terms of the restructuring plan. No adjustments to the liability are anticipated. Management estimates that the annualized cost savings related to these programs are expected to be approximately $30 million per year after taxes, which Corning began realizing in the fourth quarter of 1998.

(9) Comprehensive income for the quarters ended June 30, 1999 and 1998 was $123.0 million and $135.8 million, and includes net income of $121.8 million and $123.8 million and foreign currency translation adjustments of $(5.5) million and $4.8 million in 1999 and 1998, respectively. In addition, Corning recorded unrealized gains on marketable securities of $6.7 million and $7.2 million in the quarters ended June 30, 1999 and 1998, respectively.

     Comprehensive income for the year to date periods ended June 30, 1999 and 1998 was $166.9 million and $213.6 million, and includes net income of $208.3 million and $185.3 million and foreign currency translation adjustments of $(45.1) million and $21.1 million in 1999 and 1998, respectively. In addition, Corning recorded unrealized gains on marketable securities of $3.7 million and $7.2 million in the periods ended June 30, 1999 and 1998, respectively.

(10) Dow Corning and the Committee of Tort Claimants, one of Dow Corning's Chapter 11 creditor committees, filed with the United States Bankruptcy Court (the Bankruptcy Court) a joint plan of reorganization on November 9, 1998 (the Joint Plan). The disclosure statement related to the Joint Plan was sent to Dow Corning's creditors for consideration and action. During the voting period ended May 14, 1999, 94% of those voting voted in favor of the Joint Plan. Hearings to confirm the Joint Plan began on June 28, 1999. To become effective, the Joint Plan requires a favorable vote by many classes of creditors and final Bankruptcy Court approval after confirmation hearings. In addition, appeals of the Bankruptcy Court's confirmation order are possible. The recent developments tend to increase the probability that Dow Corning will successfully emerge from Chapter 11 proceedings, but the timing and the eventual outcome of these proceedings is uncertain.

(11) On December 31, 1996, Corning distributed all of the shares of Quest Diagnostics Incorporated and Covance, Inc. to its shareholders on a pro rata basis. As described in Note 18 to Corning's 1998 consolidated financial statements included in its Annual Report on Form 10-K, Corning has agreed to indemnify Quest Diagnostics on an after-tax basis, for the settlement of certain governmental claims and certain other claims that were pending at December 31, 1996. Corning recorded a reserve of approximately $25 million which is equal to management's best estimate of amounts which are probable of being paid by Corning to Quest Diagnostics to satisfy the indemnified claims on an after-tax basis. The timing of the resolution of these claims is uncertain.

     Although management believes that established reserves for indemnified claims are sufficient, it is possible that additional information may become available to Quest Diagnostics' management which may cause the final resolution of these matters to exceed established reserves by an amount which is not readily estimable and which could be material to Corning's results of operations and cash flow in the period in which such claims are settled. Corning does not believe that these issues will have a material adverse impact on Corning's overall financial condition.

ITEM 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                              Results of Operations



Results of Operations

Corning's 1999 second quarter and first half results from continuing operations increased 115% and 75%, respectively, in comparison to the same periods in 1998. Diluted earnings per share from continuing operations for the second quarter and first half of 1999 increased 104% and 66%, respectively, in comparison to the same periods in 1998.

Corning's 1998 results were adversely impacted by significant non-recurring items. The non-recurring items included a restructuring charge of $49.2 million after tax, or $0.21 per share, and a non-operating gain of $13.2 million after tax, or $0.06 per share. Management believes that the comparison of operating results excluding non-recurring items, although not a GAAP measure, is useful to the readers of the financial statements in understanding the changes in Corning's operating results. Excluding the impact of these non-recurring items, net income from continuing operations for the second quarter and first half of 1999 were up 31% and 35%, respectively, from the same periods in the prior year. Diluted earnings per share from continuing operations for the second quarter and first half of 1999 increased 26% and 29%, respectively, over the same periods in 1998, excluding the impact of non-recurring items. Corning's 1999 results compared to 1998, adjusted for these non-recurring items, reflect the impact of stronger demand for premium fiber, environment products and liquid crystal display glass.

Net sales totaled $1.02 billion and $1.9 billion for the second quarter and first half of 1999, respectively, compared with 1998 net sales of $855.9 million and $1.65 billion, respectively, with the Telecommunications and Information Display Segments each reflecting increases.

Segment Overview

Corning's products are grouped into three operating segments:
Telecommunications, Advanced Materials and Information Display. The earnings of equity affiliates, which are closely associated with Corning's operating segments, are included in segment net income.

The financial results for Corning's three operating segments have been prepared on a basis that is consistent with the manner in which Corning management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments differently than would be required for stand alone financial information prepared in accordance with generally accepted accounting principles. The charge for restructuring in 1998 is excluded from segment net income in the following discussion.

Telecommunications

--------------------------------------------------------------------------------

                                      Six months ended   Three months ended
                                           June 30,           June 30,
                                      ----------------    ----------------
                                       1999      1998      1999      1998
                                      ------    ------    ------    ------
Net sales                            $ 1,071.3  $ 828.6   $ 582.8   $ 441.4
Research, development and
  engineering expenses               $   108.2  $  89.8   $  55.9   $  48.0
Income from continuing operations
  before minority interest and
  equity earnings                    $   114.8  $  87.7   $  66.4   $  52.8
   Minority interest in earnings
    of subsidiaries                      (12.9)   (17.9)     (8.7)    (11.0)
   Equity in earnings of associated
    companies                              7.4     12.9       2.9       8.4
                                     ---------  -------   -------   -------
Segment net income                   $   109.3  $  82.7   $  60.6   $  50.2
                                     =========  =======   =======   =======

--------------------------------------------------------------------------------

Sales in the Telecommunications Segment increased approximately 30% in both the second quarter and first half of 1999, primarily due to volume gains in the optical fiber, cable and photonic technologies businesses. Demand remains strong for Corning's new LEAF brand high data rate fiber, continuing the trend begun in the latter part of 1998. Fiber sales were also favorably impacted by the acquisition of the optical cable business from BICC, plc in the second quarter of 1999 and the fourth quarter 1998 purchase of Optical Fibres, which Corning began consolidating at year-end 1998. Incremental sales from these acquisitions totaled approximately $36 million in the second quarter and $58 million in the first half of 1999. Excluding the impact of these acquisitions, sales in the Telecommunications Segment increased approximately 23% in both the second quarter and first half of 1999 over the same periods in 1998.

Segment net income also increased significantly in the second quarter and first half of 1999 in comparison to the same periods in 1998, as the increase in volume, changes in mix of fiber products and improved operating performance in the photonics business more than offset a decrease in equity earnings and continued research and development spending. Equity earnings were impacted by the elimination of equity earnings from Optical Fibres, whose results are now consolidated, and price declines at Corning's optical fiber equity companies. The impact of the acquisitions on segment net income was not material.

Advanced Materials

--------------------------------------------------------------------------------

                                        Six months ended Three months ended
                                            June 30,          June 30,
                                         ---------------  ----------------
                                          1999     1998    1999      1998
                                         ------   ------  ------    ------
Net sales                                $516.8   $520.0  $264.7    $261.3
Research, development and
  engineering expenses                   $ 45.1   $ 40.5  $ 23.2    $ 20.8
Income from continuing operations
  before minority interest and
  equity earnings                        $ 48.1   $ 38.7  $ 28.0    $ 19.8
   Minority interest in earnings
    of subsidiaries                                  0.3               0.1
   Equity in earnings of associated
    companies                               7.6      7.5     3.5       4.3
                                         ------   ------  ------    ------
Segment net income                       $ 55.7   $ 46.5  $ 31.5    $ 24.2
                                         ======   ======  ======    ======

--------------------------------------------------------------------------------

Sales in the Advanced Materials Segment were flat in both the second quarter and first half of 1999, as volume gains in the environmental products business were offset by a decline in volume in the semiconductor materials and optical products businesses. The strong gains in the environmental products business were primarily driven by sales of Corning's new high-efficiency emission control product and increased penetration into the North American auto market. A slowdown in the semiconductor manufacturing equipment industry continued during the second quarter of 1999, which impacted demand for Corning's high purity fused silica products. In addition, the worldwide demand for glass optical products continues to be impacted by consumers' increased preference for plastic lenses.

Segment net income increased significantly in both the second quarter and first half of 1999, reflecting the strong volume gains and manufacturing efficiencies in the environmental products business, which more than offset declines in the semiconductor materials, science products and optical products businesses.

Information Display

--------------------------------------------------------------------------------

                                        Six months ended Three months ended
                                            June 30,          June 30,
                                         ---------------  ----------------
                                          1999     1998    1999      1998
                                         ------   ------  ------    ------
Net sales                                $311.7   $289.5  $166.0    $146.2
Research, development and
  engineering expenses                   $ 11.1   $ 11.9  $  5.7    $  6.3
Income from continuing operations
  before minority interest and
  equity earnings                        $ 27.1   $ (2.2) $ 17.8    $  7.2
   Minority interest in earnings
    of subsidiaries                       (14.6)    (4.4)   (8.8)     (5.6)
   Equity in earnings of
    associated companies                   34.6     33.9    22.2      17.5
                                         ------   ------  ------    ------
Segment net income                       $ 47.1   $ 27.3  $ 31.2    $ 19.1
                                         ======   ======  ======    ======

--------------------------------------------------------------------------------

Sales in the Information Display Segment increased in both the second quarter and first half of 1999, primarily driven by volume gains from flat panel liquid crystal display products in the advanced display products business. First half gains by this business were partially offset by weak volume and price reductions in the conventional video components businesses, which occurred mostly in the first quarter. Second quarter results for this business were flat in comparison to 1998. Sales in the projection video components business remained flat during the second quarter and first half of 1999, as strong volume gains in the consumer market sector were offset by the cost impact of Corning's decision to exit the institutional market.

Segment net income increased significantly in both the second quarter and first half of 1999, primarily due to volume gains and manufacturing efficiencies in the advanced display products business and strong equity earnings from Samsung Corning Precision. Gains recognized in the conventional video components business for the first half of 1999 were also the result of favorable comparisons to 1998 earnings, which were impacted by the costs associated with a glass furnace repair.

Taxes on Income

Corning's effective tax rate for continuing operations, excluding the impact of special items, was 30.5% for the second quarter and year-to-date 1999, and 32.5% for the same periods in 1998. The lower 1999 rate is due to a higher percentage of Corning's earnings resulting from consolidated entities with lower effective tax rates.

Liquidity and Capital Resources

Corning's working capital increased from $235.6 million at the end of 1998 to $449.1 million at June 30, 1999. The ratio of current assets to current liabilities was 1.4 at the end of the second quarter compared to 1.2 at year-end 1998. The increase in working capital and ratio of current assets to current liabilities is due primarily to higher accounts receivable and inventory balances. Corning's long-term debt as a percentage of total capital increased from 31% at year-end 1998 to 35% at June 30, 1999, primarily due to the issuance of $300 million in long-term debt securities in the first quarter of 1999.

Corning's management believes the Company has sufficient financial flexibility and ready access to funds to meet seasonal working capital requirements, capital expenditures, acquisitions and other long-term growth opportunities. Corning filed a shelf registration statement with the Securities and Exchange Commission in the second quarter of 1999. The shelf registration, when effective, will allow Corning to offer and sell various types of securities.

Cash and short-term investments increased from year-end 1998 by $30.7 million. Operating and financing activities for the six months ended June 30, 1999 provided cash of $132.4 million and $351.3 million, respectively, the total of which exceeded cash used by investing activities of $444.3 million. Net cash provided by operating activities decreased for the first half of 1999 compared to the same period in 1998 as increases in net income from continuing operations were more than offset by an increase in cash used for working capital. Net cash used in investing activities for the first half of 1999 totaled $444.3 million, versus cash provided of $246.9 million for the same period in 1998. This 1998 activity reflects receipt of proceeds from the divestiture of the consumer housewares business. Although capital expenditures in the first half of 1999 are less than those for the same period in 1998, Corning expects capital spending in 1999 to total approximately $750 million. Net cash provided by financing activities totaled $351.3 million for the first half of 1999, due primarily to the issuance of long-term debt securities in the first quarter. This compares to a use of cash of $298.7 million during the same period in 1998, which reflected repayments of long-term debt with a portion of the proceeds from the divestiture of the consumer housewares business.

Year 2000 Readiness Disclosure

Corning has completed an assessment and developed an implementation plan to mitigate risks associated with the Year 2000. The assessment and subsequent implementation plans have included both internal systems and external dependencies. Each business unit has developed and implemented its own plan of action and the Company has managed and monitored Corning's Year 2000 readiness on an enterprise wide basis. In addition, an external study team is assisting management in evaluating systems remediation and contingency planning surrounding the Year 2000 project. Progress has been monitored and reported to management and to the Audit Committee of the Board of Directors on a regular basis.

Corning is using a four-phase process to address our internal systems:

 . Phase 1: Problem Definition
     Includes inventorying of software, hardware, and interfaces

 . Phase 2: Assessment
     Includes identification of what will fail, the impact on operations and a determination of a resolution strategy

 . Phase 3: Planning and Preparation
     Includes developing specific plans for implementing the required modifications or replacements

 . Phase 4: Implementation
     Includes testing and implementing the planned solutions

The Problem Definition and Assessment Phases were completed at December 31, 1998, and involved all known areas of concern including business, manufacturing, process controls, engineering, research, and facilities systems, third party suppliers and service providers. The Planning and Preparation Phase has been completed for all key systems. The Implementation Phase was substantially completed for key systems at December 31, 1998, with the remainder to be completed by the third quarter of 1999. Changes may occur to Corning's operations during the implementation of its Year 2000 program, which may require periodic revision to these plans. Corning will continue to review systems for Year 2000 compliance as changes occur.

In 1995, Corning initiated a significant project to upgrade and improve access to business information with integrated enterprise-wide corporate applications that were Year 2000 compliant. This initiative has mitigated to some extent the amount of Year 2000 costs incurred to date. Corning's current estimate of the total cost for Year 2000 compliance is approximately $28 million, of which approximately $21 million has been spent to date. This estimate includes incremental costs of approximately $14 million comprised primarily of contractor costs to modify existing systems, of which approximately 75% has been spent to date.

In addition to evaluating the readiness of internal systems, Corning's Year 2000 program includes a review of its key business processes, internal systems and external dependencies to determine the need for contingency plans. This includes a review of Year 2000 preparedness in geographic regions where Corning operates or has other key dependencies. Where there is sufficient risk, contingency plans are developed accordingly.

Although Corning has little control over the Year 2000 readiness of our customers, suppliers, and other third party providers, the Company is taking appropriate action to determine their level of Year 2000 readiness and the potential impact on Corning. Corning has communicated with its significant customers, suppliers and other third parties to determine the extent to which it is vulnerable to third parties' failures to remediate its own potential problems related to the Year 2000. These communications included written correspondences, telephone interviews, face-to-face discussions, and independent tests. Each business unit has developed contingency plans to deal with the potential impact of third party failures. Risk assessments and Year 2000 readiness evaluations that relate to third parties are substantially complete.

Corning's operating results and ability to conduct business is dependent upon the infrastructure of the geographic regions in which its operations and customers are located. The risk assessment performed by each business evaluates the systems used by Corning's foreign entities and the potential impact of Year 2000 failure at those entities' customers and suppliers. A breakdown in the infrastructure of a particular region could adversely impact the operating results of the Company.

Contingency plans to protect Corning's business from Year 2000 related interruptions are substantially complete. These plans include, for example, enhancing existing contingency procedures to encompass Year 2000 specific risks, stocking of additional inventory, identifying alternative suppliers, and developing manual contingency procedures for key automated process. Implementation of the contingency plans will continue throughout the year.

Corning is taking what it considers to be reasonable steps to prevent major interruptions in its business due to Year 2000 issues. Corning's Year 2000 program can only minimize, but not eliminate, the risk of a Year 2000 impact on Corning. The inability of Corning or significant third parties to adequately address Year 2000 issues could cause inefficiencies in Corning's business operations, the extent of which is not readily determinable. Possible consequences of failure include, but are not limited to, disruptions in manufacturing, inability to make payments and delays in shipments. Although Corning believes that its Year 2000 readiness efforts will minimize the likelihood of these items occurring, Corning has put in place a special crisis management program to monitor, manage and appropriately communicate any disruptions during the period before and subsequent to December 31, 1999.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The statements in this Form 10-Q which are not historical facts or information are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the outcome to be materially different. Such risks and uncertainties include, but are not limited to, global economic conditions, currency fluctuations, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, cost reductions, availability and costs of critical materials, new product development and commercialization, manufacturing capacity, facility expansions and new plant start-up costs, the effect of regulatory and legal developments, capital resource and cash flow activities, capital spending, equity company activities, interest costs, acquisition and divestiture activity, the rate of technology change, ability to enforce patents and other risks detailed in Corning's Securities and Exchange Commission filings.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 10 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $24.5 million for its estimated liability for environmental cleanup and litigation at June 30, 1999. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The largest single component of the estimated liability for environmental litigation relates to property damage and personal injury cases pending in state court in Phoenix, Arizona. In the first part of 1999, the court granted summary judgment in favor of the Corning defendants in the personal injury cases. An appeal of that ruling to the intermediate state court is possible. As of June 30, 1999, settlement discussions were underway to effect a settlement of all claims against Corning and one of its subsidiaries. Management expects that a settlement will be concluded in the second half of 1999, and believes that the risk of a loss exceeding the estimated liability for these matters is remote.

Breast-implant Litigation. Dow Corning Bankruptcy: Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation.
On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The effect of the bankruptcy is to stay the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions.
On December 2, 1996, Dow Corning filed its first Plan of Reorganization in the bankruptcy case. On January 10, 1997, the Tort Claimants Committee and the Commercial Creditors Committee filed a joint motion to modify Dow Corning's exclusivity with respect to filing a plan of reorganization, requesting the right to file their own competing plan. The motion was denied by the Bankruptcy Court in May 1997. Dow Corning filed a First Amended Plan of Reorganization on August 25, 1997 and a Second Amended Plan of Reorganization on February 17, 1998. The Tort Claimants Committee and other creditor representatives opposed these Plans. As a result of extended negotiations, Dow Corning and the Tort Claimants Committee reached certain compromises and on November 8, 1998 jointly filed a revised Plan of Reorganization. After hearings held in early 1999, the Federal Bankruptcy Court ruled that the Amended Joint Plan of Reorganization filed on February 4, 1999 (the "Joint Plan") and related disclosure materials were adequate. These materials were mailed to claimants, who had until May 14, 1999 to return their votes on the Joint Plan. There was strong support for the Joint Plan, with more than 94% of those voting in favor. Dissenting classes include the U.S. Government, the Commercial Creditors and certain miscellaneous product claimants. Various parties filed objections. A hearing to confirm the Joint Plan began on June 28, 1999 and ended on July 30, 1999. On July 13th the Bankruptcy Court ruled in Dow Corning's favor on the interest rate issue raised by the Commercial Creditors Committee, and determined that interest accruing on Dow Corning's commercial debt after the petition date should be calculated at the federal judgment rate of interest. The Commercial Creditors have announced their intention to appeal this ruling. At the conclusion of the confirmation hearings, the Bankruptcy Court ordered various post-hearing briefs be submitted by August 20th and August 30th. Although the Tort Claimants Committee has supported the Joint Plan, the timing and eventual outcome of these proceedings remain uncertain.

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

In related developments, a Panel of Scientific Experts appointed by Judge Sam C. Pointer Jr., a United States District Judge in the Northern District of Alabama who has been serving since 1992 as the coordinating federal judge for all breast implant matters, was asked to address certain questions pertinent to the disease causation issues in the cases against various defendants, including Dow Corning or its shareholders. The Panel held hearings in 1998 and issued its report on November 30, 1998. The report is generally favorable to the implant manufacturers concerning connective tissue disease and immunologic dysfunction issues. A recent report by the Institute of Medicine and other studies have reached similar conclusions.

Implant Tort Lawsuits: In the period from 1991 through June 1999, Corning and Dow Chemical, the shareholders of Dow Corning Corporation, were named in a number of state and federal tort lawsuits alleging injuries arising from Dow Corning's implant products. The claims against the shareholders allege a variety of direct or indirect theories of liability. From 1991 through June 1999, Corning has been named in approximately 11,470 state and federal tort lawsuits, some of which were filed as class actions or on behalf of multiple claimants. In 1992, the federal breast implant cases were coordinated for pretrial purposes in the United States District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In 1993, Corning obtained an interlocutory order of summary judgment, which was made final in April 1995, thereby dismissing Corning from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. The District Court entered orders in May and June 1997 and thereafter directing that Corning be dismissed from each case pending in or later transferred to the Northern District of Alabama after Dow Corning filed for bankruptcy protection. In state court litigation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. On July 30, 1997, the judgment in California became final when the Supreme Court of California dismissed further review as improvidently granted as to Corning. In Louisiana, Corning was awarded summary judgment dismissing all claims by plaintiffs and a cross-claim by Dow Chemical on February 21, 1997. On February 11, 1998, this judgment was vacated as premature by the intermediate appeals court in Louisiana. Corning has filed notices transferring the Louisiana cases to the United States District Court for the Eastern District of Michigan, Southern District (the "Michigan Federal Court") to which substantially all breast implant cases were transferred in 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 60 pending cases (including some cases with multiple claimants), in addition to the transferred Louisiana cases, but Corning is not named as a defendant in the Master Complaint, which contains claims against Dow Chemical only. Corning has moved for summary judgment in the Michigan Federal Court to dismiss these remaining cases by plaintiffs as well as the third party complaint and all cross-claims by Dow Chemical. Plaintiffs have taken no position on such motion. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998, but has not yet ruled. Based upon the information developed to date and recognizing that the outcome of complex litigation is uncertain, management believes that the risk of a materially adverse result in the implant litigation against Corning is remote.

Federal securities case: A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. The class consists of those purchasers of Corning stock in the period from June 14, 1989 to January 13, 1992 who allegedly purchased at inflated prices due to the non-disclosure or concealment of material information and were damaged when the stock price declined in January 1992 after the Food and Drug Administration
(FDA) requested a moratorium on Dow Corning's sale of silicone gel implants. No amount of damages is specified in the complaint. This action is pending in the United States District Court for the Southern District of New York. The court in 1997 dismissed the individual defendants from the case, but concluded the complaint contained sufficient pleading against Corning concerning the alleged withholding of material information about Dow Corning's potential liabilities. In December 1998, Corning filed a motion for summary judgment requesting that all claims against it be dismissed. Plaintiffs claimed the need to take depositions before responding to the motion for summary judgment. The Court has permitted limited additional discovery of certain Dow Corning, Corning and Dow Chemical officers and directors before Corning's motion is entertained. At a July 1, 1999 hearing, the Court said it would review certain documents before ruling on plaintiffs' motion to compel their disclosure. The discovery process is continuing and the Court has set no schedule to address the pending summary judgment motion. Corning intends to continue to defend this action vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the possibility of a materially adverse verdict is remote.

Quest Diagnostics: Government Investigations and Related Claims. On December 31, 1996, Corning completed the spin-off of its health care services businesses by the distribution to its shareholders of the Common Stock of Quest Diagnostics Incorporated ("Quest Diagnostics") and Covance Inc. ("Covance"). In connection with these distributions, Quest Diagnostics assumed financial responsibility for the liabilities related to the contract research business. Corning agreed to indemnify Quest Diagnostics against all monetary penalties, fines or settlements for any governmental claims arising out of alleged violations of applicable federal fraud and health care statutes and relating to billing practices of Quest Diagnostics and its predecessors that were pending at December 31, 1996. Corning also agreed to indemnify Quest Diagnostics for 50% of the aggregate of all judgment or settlement payments made by Quest Diagnostics that are in excess of $42.0 million in respect of claims by private parties (i.e., nongovernmental parties such as private insurers) that relate to indemnified or previously settled governmental claims and that allege over billings by Quest Diagnostics, or any existing subsidiaries of Quest Diagnostics, for services provided prior to December 31, 1996; provided, however, such indemnification is not to exceed $25.0 million in the aggregate and that all amounts indemnified by Corning for the benefit of Quest Diagnostics are to be calculated on a net after-tax basis. Such share of judgments or settlement payments does not cover (i) any governmental claims that arise after December 31, 1996 pursuant to service of subpoena or other notice of such investigation after December 31, 1996, (ii) any nongovernmental claims unrelated to the indemnified governmental claims or investigations, (iii) any nongovernmental claims not settled prior to December 31, 2001, (iv) any consequential or incidental damages relating to the billing claims, including losses of revenues and profits as a consequence of exclusion for participation in federal or state health care programs or (v) the fees and expenses of litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

          (a) The annual meeting of shareholders of the registrant was held on April 29, 1999.

          (b) The following nominees for the office of director, provided in the registrant's proxy statement dated March 10, 1999, which appears as Exhibit #23 to this report, were elected by the following number of shareholder votes for and withheld:

                                           For          Withheld

          John Seely Brown             222,230,763      1,518,458
          Gordon Gund                  222,319,472      1,569,749
          John M. Hennessy             222,346,208      1,543,013
          John W. Loose                222,208,263      1,680,958
          H. Onno Ruding               222,355,326      1,533,895


          The following persons continue as Directors:

          Roger G. Ackerman
          Robert Barker
          John H. Foster
          Norman E. Garrity
          James R. Houghton
          James W. Kinnear
          James J. O'Connor
          Catherine A. Rein
          William D. Smithburg

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See the Exhibit Index which is located on page 23.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated April 14, 1999, was filed in connection with the Registrant's first quarter results.

Other items under Part II are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                         CORNING INCORPORATED
                                             (Registrant)





  August 11, 1999                       /s/ ROGER G. ACKERMAN
  ---------------  ------------------------------------------------------------
        Date                              Roger G. Ackerman
                                 Chairman and Chief Executive Officer





  August 11, 1999                         /s/ JAMES B. FLAWS
  ---------------  ------------------------------------------------------------
        Date                                James B. Flaws
                   Senior Vice President, Treasurer and Chief Financial Officer





  August 11, 1999                      /s/ KATHERINE A. ASBECK
  ---------------  ------------------------------------------------------------
        Date                             Katherine A. Asbeck
                                    Vice President and Controller

                              CORNING INCORPORATED

                                  EXHIBIT INDEX

                     This exhibit is numbered in accordance
               with Exhibit Table I of Item 601 of Regulation S-K


                                                           Page number
                                                           in manually
      Exhibit #        Description                       signed original

          12        Computation of ratio of
                    earnings to combined fixed
                    charges and preferred dividends             24

          18        Letter from independent auditors
                    regarding change in inventory method        25

          23        Registrant's proxy statement dated
                    March 10, 1999, filed with the
                    Securities and Exchange Commission
                    as a definitive proxy statement on
                    February 24, 1999, is incorporated
                    herein by reference

          27        Financial Data Schedule