Form 10-Q
period 1999-09-30
CORNING INC /NY
filed 1999-11-02
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

                          Commission file number 1-3247



                              CORNING INCORPORATED
                                  (Registrant)


                  New York                               16-0393470
  ----------------------------------------  ------------------------------------
          (State of incorporation)          (I.R.S. Employer Identification No.)


  One Riverfront Plaza, Corning, New York                  14831
  ----------------------------------------  ------------------------------------
  (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  607-974-9000

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

244,784,698 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of September 30, 1999.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page

 Consolidated Statements of Income for the nine months and
   three months ended September 30, 1999 and 1998               3

 Consolidated Balance Sheets at September 30, 1999 and
   December 31, 1998                                            4

 Consolidated Statements of Cash Flows for the nine months
   ended September 30, 1999 and 1998                            5

 Notes to Consolidated Financial Statements                     6


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

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

                                Nine Months Ended    Three Months Ended
                                    Sept. 30,            Sept. 30,
                               -------------------   -------------------
                                  1999      1998       1999       1998
                               ---------  --------   --------- ---------
Revenues
 Net sales                     $3,048.8   $2,557.2  $1,136.6   $  906.5
 Royalty, interest,
   and dividend income             29.6       32.9       8.5       11.8
 Non-operating gain                30.0       20.5      30.0
                               --------   --------  --------   --------
                                3,108.4    2,610.6   1,175.1      918.3

Deductions
 Cost of sales                  1,861.6    1,583.4     696.7      546.2
 Selling, general and
   administrative expenses        428.4      352.1     155.5      112.6
 Research, development and
   engineering expenses           260.9      213.8      96.5       71.6
 Provision for impairment
   and restructuring               15.5       84.6      15.5
 Amortization of purchased
   intangibles                     15.9       11.8       5.6        3.9
 Interest expense                  56.1       43.8      22.6       11.3
 Other, net                        32.5       40.4      11.9       10.7
                               --------   --------  --------   --------

Income from continuing
  operations before taxes
  on income                       437.5      280.7     170.8      162.0
Taxes on income from
  continuing operations           132.4       84.1      51.1       49.2
                               --------   --------  --------   --------

Income from continuing
  operations before minority
  interest and equity earnings    305.1      196.6     119.7      112.8
Minority interest in earnings
  of subsidiaries                 (46.1)     (38.6)    (18.6)     (20.3)
Dividends on convertible
  preferred securities of
  subsidiary                       (2.3)     (10.3)                (3.4)
Equity in earnings of
  associated companies             84.9       75.5      32.2       15.3
                               --------   --------  --------   --------

Income from continuing
  operations                      341.6      223.2     133.3      104.4
Income from discontinued
  operations, net of taxes                    66.5
                               --------   --------  --------   --------

Net Income                     $  341.6   $  289.7  $  133.3   $  104.4
                               ========   ========  ========   ========

Basic Earnings Per Share
 Continuing operations         $   1.42   $   0.97  $   0.55   $   0.45
 Discontinued operations                      0.29
                               --------   --------  --------   --------
Net Income                     $   1.42   $   1.26  $   0.55   $   0.45
                               ========   ========  ========   ========

Diluted Earnings Per Share
 Continuing operations         $   1.39   $   0.95  $   0.54   $   0.44
 Discontinued operations                      0.28
                               --------   --------  --------   --------
Net Income                     $   1.39   $   1.23  $   0.54   $   0.44
                               ========   ========  ========   ========

Dividends Declared             $   0.54   $   0.54  $   0.18   $   0.18
                               ========   ========  ========   ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

                                                September 30,  December 31,
                    ASSETS                           1999          1998
                                                -------------  -----------
Current Assets
 Cash                                             $   70.0      $   12.2
 Short-term investments, at cost, which
   approximates market value                          31.5          33.2
 Accounts receivable, net of doubtful
   accounts and allowances - $16.7/1999;
   $15.2/year-end 1998                               768.4         636.0
 Inventories                                         550.6         458.7
 Deferred taxes on income and other
   current assets                                    211.5         170.2
                                                  --------      --------
     Total current assets                          1,632.0       1,310.3
                                                  --------      --------

Investments
 Associated companies, at equity                     393.0         313.1
 Others                                               58.8          53.1
                                                  --------      --------
                                                     451.8         366.2
                                                  --------      --------

Plant and equipment, at cost, net of
  accumulated depreciation                         2,909.9       2,684.9

Goodwill and other intangible assets,
  net of accumulated amortization
  $80.9/1999; $66.7/year-end 1998                    344.5         309.7

Other assets                                         335.6         310.8
                                                  --------      --------

Total Assets                                      $5,673.8      $4,981.9
                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Loans payable                                    $  297.8      $  204.6
 Accounts payable                                    283.8         291.7
 Other accrued liabilities                           637.1         578.4
                                                  --------      --------
     Total current liabilities                     1,218.7       1,074.7
                                                  --------      --------

Other liabilities                                    690.1         674.1
Loans payable beyond one year                      1,287.6         998.3
Minority interest in subsidiary companies            361.4         346.1
Convertible preferred securities of subsidiary                     365.2
Convertible preferred stock                           15.2          17.9
Common Shareholders' Equity
 Common stock, including excess over par value
   and other capital - Par value $0.50 per
   share; Shares authorized: 500 million;
   Shares issued: 269.7 million/1999 and
   265.9 million/year-end 1998                     1,032.5         766.0
 Retained earnings                                 1,730.8       1,521.6
 Less cost of 25.0 million/1999 and 34.4
   million/year-end 1998 shares of common
   stock in treasury                                (642.9)       (789.9)
 Accumulated other comprehensive income (loss)       (19.6)          7.9
                                                  --------      --------
     Total common shareholders' equity             2,100.8       1,505.6
                                                  --------      --------
                                                  $5,673.8      $4,981.9
                                                  ========      ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                  Nine Months Ended Sept. 30,
                                                  ---------------------------
                                                      1999          1998
                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $341.6        $289.7
 Adjustments to reconcile net income to
   net cash provided by operating
   activities from continuing operations:
   Income from discontinued operations                             (66.5)
   Depreciation and amortization                     281.0         233.0
   Employee benefit expense in excess of
     (less than) cash funding                        (21.2)         18.1
   Equity in earnings of associated companies
     in excess of dividends received                 (61.8)        (57.6)
   Minority interest in earnings of
     subsidiaries in excess of dividends paid         32.1          25.9
   Non-operating gain                                (30.0)        (20.5)
   Provision for impairment and restructuring,
     net of cash spent                                15.5          79.2
   Deferred tax (benefit)/expense                     25.2         (20.7)
   Other                                              48.2          55.7
 Changes in operating assets and liabilities:
   Accounts receivable                               (83.5)        (44.3)
   Inventory                                        (104.9)        (19.1)
   Other current assets                                0.7           5.2
   Accounts payable and other current
    liabilities                                       33.1         (73.7)
                                                    ------        ------
     NET CASH PROVIDED BY OPERATING
       ACTIVITIES OF CONTINUING OPERATIONS           476.0         404.4
                                                    ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to plant and equipment                   (480.0)       (522.9)
 Acquisitions of businesses, net                    (170.5)         (5.7)
 Net proceeds from disposition of properties
   and investments                                    53.2         100.5
 Proceeds from divestiture of consumer
   housewares business                                             593.1
 Increase in long-term investments and
   other noncurrent assets                           (37.4)       (101.3)
 Other, net                                          (32.4)         13.4
                                                    ------        ------
     NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES OF CONTINUING OPERATIONS         (667.1)         77.1
                                                    ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                     585.9         199.7
 Repayments of loans                                (209.8)        (43.3)
 Repayments of loans with proceeds from
   divestiture of consumer housewares business                    (343.0)
 Proceeds from issuance of common stock               72.5          16.1
 Repurchases of common stock                         (56.6)        (50.7)
 Dividends paid                                     (132.4)       (126.3)
                                                    ------        ------
     NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES OF CONTINUING OPERATIONS          259.6        (347.5)
                                                    ------        ------

Effect of exchange rates on cash                      (2.1)          4.3
                                                    ------        ------
Cash used in discontinued operations                 (10.3)       (142.3)
                                                    ------        ------
Net change in cash and cash equivalents               56.1          (4.0)
Cash and cash equivalents at beginning of year        45.4          97.0
                                                    ------        ------

CASH AND CASH EQUIVALENTS AT END OF QUARTER         $101.5        $ 93.0
                                                    ======        ======

SUPPLEMENTAL DATA:
Income taxes paid, net                              $129.4        $117.5
                                                    ======        ======

Interest paid                                       $ 62.0        $ 77.1
                                                    ======        ======

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Information about the performance of Corning's three operating segments for the third quarter and third quarter year-to-date of 1999 and 1998 is presented below. These amounts do not include revenues, expenses and equity earnings not specifically identifiable to segments.

                                       Nine months ended Three months ended
                                         September 30,     September 30,
                                       ----------------- ------------------
                                         1999      1998      1999     1998
                                       --------  --------  --------  ------
     Telecommunications
     Net sales                         $1,766.0  $1,312.4  $  694.7  $483.8
     Research, development and
       engineering expenses               175.8     136.5      67.6    46.7
     Income from continuing
       operations before minority
       interest and equity earnings    $  190.3  $  166.6  $   75.5  $ 78.9
        Minority interest in earnings
         of subsidiaries                  (20.4)    (30.4)     (7.5)  (12.5)
        Equity in earnings of
         associated companies              12.3      14.4       4.9     1.5
                                       --------  --------  --------  ------
     Segment net income (1)            $  182.2  $  150.6  $   72.9  $ 67.9
                                       ========  ========  ========  ======

     Advanced Materials
     Net sales                         $  774.5  $  767.7  $  257.7  $247.7
     Research, development and
       engineering expenses                68.8      60.3      23.7    19.8
     Income from continuing
       operations before minority
       interest and equity earnings    $   71.6  $   55.7  $   23.5  $ 17.0
        Minority interest in earnings
         of subsidiaries                              0.3
        Equity in earnings of
         associated companies              13.7      11.2       6.1     3.7
                                       --------  --------  --------  ------
     Segment net income (2)            $   85.3  $   67.2  $   29.6  $ 20.7
                                       ========  ========  ========  ======

     Information Display
     Net sales                         $  490.4  $  459.3  $  178.7  $169.8
     Research, development and
       engineering expenses                16.4      16.9       5.3     5.0
     Income from continuing
       operations before minority
       interest and equity earnings    $   40.1  $   15.3  $   13.0  $ 17.5
        Minority interest in earnings
         of subsidiaries                  (16.2)    (12.2)     (1.6)   (7.8)
        Equity in earnings of
         associated companies              52.9      40.5      18.3     6.6
                                       --------  --------  --------  ------
     Segment net income                $   76.8  $   43.6  $   29.7  $ 16.3
                                       ========  ========  ========  ======

     Total segments
     Net sales                         $3,030.9  $2,539.4  $1,131.1  $901.3
     Research, development and
       engineering expenses               261.0     213.7      96.6    71.5
     Income from continuing
       operations before minority
       interest and equity earnings    $  302.0  $  237.6  $  112.0  $113.4
        Minority interest in earnings
         of subsidiaries                  (36.6)    (42.3)     (9.1)  (20.3)
        Equity in earnings of
         associated companies              78.9      66.1      29.3    11.8
                                       --------  --------  --------  ------
     Segment net income (1) (2)        $  344.3  $  261.4  $  132.2  $104.9
                                       ========  ========  ========  ======

     (1)  Does not include a non-operating gain described in Footnote 2.
     (2)  Does not include an impairment charge described in Footnote 3.

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                  Nine months ended    Three months ended
                                    September 30,         September 30,
                                 ------------------    ------------------
                                   1999      1998        1999      1998
                                 --------  --------    --------   -------
 Revenues
     Total segment net sales     $3,030.9  $2,539.4    $1,131.1   $901.3
     Non-segment net sales (a)       17.9      17.8         5.5      5.2
     Royalty, interest and
       dividend income               29.6      32.9         8.5     11.8
     Non-operating gain              30.0      20.5        30.0
                                 --------  --------    --------   ------

       Total revenues            $3,108.4  $2,610.6    $1,175.1   $918.3
                                 ========  ========    ========   ======


 Net income
     Total segment income (b)    $  344.3  $  261.4    $  132.2   $104.9
      Unallocated items:
     Non-segment loss and
       other (a)                     (7.7)     (1.5)       (1.3)    (0.8)
     Non-operating gain              30.0      20.5        30.0
     Provision for impairment
       and restructuring (c)        (15.5)    (84.6)      (15.5)
     Interest expense                (0.4)     (0.4)
     Income tax (d)                  (3.3)     28.7        (5.5)     0.2
     Equity in earnings of
       associated companies (a)       6.0       9.4         2.9      3.5
     Minority interest in
       non-operating gain            (9.5)                 (9.5)
     Dividends on convertible
       preferred securities
       of subsidiary                 (2.3)    (10.3)                (3.4)
                                 --------  --------    --------   ------

       Net income from
       continuing operations     $  341.6  $  223.2    $  133.3   $104.4
                                 ========  ========    ========   ======

     (a) Includes amounts derived from corporate investments.
     (b) Includes royalty, interest and dividend income.
     (c) The 1999 impairment charge related to the Advanced Materials Segment.
         The portion of the 1998 restructuring charge related to Telecommunications, Advanced Materials, and Information Display
         Segments was $8.3 million, $26.9 million, and $16.3 million, respectively. The remainder pertains to corporate functions.
     (d) Includes tax associated with the impairment and restructuring charges and non-operating gains.

(2) During the third quarter of 1999, Corning sold Republic Wire and Cable, a manufacturer of elevator cables and a subsidiary of Siecor Corporation, for approximately $52 million in cash and short-term notes. Corning recorded a non-operating gain of $30 million ($9.5 million after tax and minority interest) or $0.04 per share as a result of this transaction.

(3) In the third quarter of 1999, Corning recognized an impairment loss of $15.5 million pretax ($10.0 million after tax), or $0.04 per share, in connection with management's decision to sell or dispose of certain assets within the Advanced Materials segment. The impairment loss reduces Corning's investment in these assets to an amount equal to management's current estimate of fair value. This charge primarily resulted in a decrease to plant and equipment of $11 million. The results of operations of this business are not material to Corning. Sale or disposal of the assets is expected within the next six months.

(4) During the third quarter of 1999, Corning acquired the 21% interest in Corning Japan KK it did not own for cash consideration of approximately $32 million. The excess purchase price over the fair value of the net assets acquired, accounted for as goodwill, was approximately $18 million and is being amortized over 20 years. Corning Japan KK produces flat panel display glass within the Information Display Segment, and will continue to be consolidated within Corning's operating results.

(5) On April 30, 1999, Corning acquired BICC, plc's telecommunications cable business and the 50 percent equity interest in Optical Waveguides Australia, Pty. Ltd. (OWA) it did not already own for cash consideration of approximately $135 million. The acquisition was recorded using the purchase method of accounting. The excess purchase price over the fair value of the net tangible assets acquired, accounted for as goodwill and other intangible assets, was approximately $30 million and is being amortized over periods ranging from 5 to 25 years. During the third quarter, adjustments to purchase accounting increased goodwill and primarily reduced property, plant and equipment. OWA became a wholly owned subsidiary as a result of this transaction and the results of its operations are included in the consolidated financial statements from the date of the transaction. The acquisitions in comparison to Corning's consolidated results were not material.

(6) A reconciliation of the basic and diluted earnings per share from continuing operations computations for the third quarter year-to-date and third quarters of 1999 and 1998 are as follows (in millions, except per share amounts):

                                 For the nine months ended September 30,
                             ---------------------------------------------
                                     1999                    1998
                             ---------------------   ---------------------
                                   Weighted  Per           Weighted  Per
                                   Average  share          Average  share
                            Income  Shares  Amount   Income Shares  Amount
                            ------  ------  ------   ------ ------  ------
     Net income from
       continuing operations $341.6                  $223.2
     Less:  Preferred stock
       dividends               (0.9)                   (1.2)
                             ------                  ------

     Basic earnings per
       share                  340.7  239.7   $1.42    222.0   229.7  $0.97
                                             =====                   =====

     Effect of Dilutive
       Securities
       Options                         4.2                      2.7
       Convertible monthly
         income preferred
         securities             2.3    2.6             10.3    11.5
       Convertible preferred
        stock                   0.9    0.7
                             ------  -----           ------   -----

     Diluted earnings per
       share                 $343.9  247.2   $1.39   $232.3   243.9  $0.95
                             ======  =====   =====   ======   =====  =====


                                For the three months ended September 30,
                             ---------------------------------------------
                                     1999                    1998
                             ---------------------   ---------------------
                                   Weighted  Per           Weighted  Per
                                   Average  share          Average  share
                            Income  Shares  Amount   Income Shares  Amount
                            ------  ------  ------   ------ ------  ------

     Net income from
       continuing operations $133.3                  $104.4
     Less:  Preferred stock
       dividends               (0.3)                   (0.4)
                             ------                   -----

     Basic earnings per
       share                  133.0  243.0   $0.55    104.0   229.5  $0.45
                                             =====                   =====

     Effect of Dilutive
       Securities
       Options                         4.6                      1.2
       Convertible monthly
        income preferred
        securities                                      3.4    11.5
       Convertible preferred
        stock                   0.3    0.7
                             ------  -----           ------    ----

     Diluted earnings per
       share                 $133.3  248.3   $0.54   $107.4   242.2  $0.44
                             ======  =====   =====   ======   =====  =====

     During the first quarter of 1999, the convertible monthly income preferred securities (MIPS) were redeemed and converted into 11.5 million shares of Corning common stock (see Note 8). The dilutive impact of the MIPS prior to conversion is reflected in Corning's 1999 and 1998 earnings per share calculations.

     The convertible preferred stock paid dividends of $0.4 million and $1.2 million during the third quarter and third quarter year-to-date 1998, and was convertible into 0.9 million shares of common stock in each period. These securities were not included in the calculation of diluted earnings per share in 1998 due to the anti-dilutive effect they would have had if converted.

     Common dividends of $44.1 million and $131.6 million were declared in the third quarter and third quarter year-to-date of 1999, respectively, compared with $41.9 million and $125.2 million for the same periods in 1998.

(7) During the first quarter of 1999, Corning issued $300 million of debt securities under a shelf registration statement previously filed with the Securities and Exchange Commission. This issuance consisted of $150 million of notes with a 6.30% coupon due in 2009, and $150 million of debentures with a 6.85% coupon due in 2029. The proceeds from these borrowings ($297.4 million after consideration of underwriting commissions and discount) have been used for the repayment of short and long-term debt, working capital, capital spending and acquisitions.

(8) During the first quarter of 1999, Corning Delaware L.P., a special purpose limited partnership in which Corning is the sole general partner, called for the redemption of all Convertible Monthly Income Preferred Securities (MIPS). The MIPS were guaranteed by Corning and convertible into Corning common stock at a rate of 1.534 shares of Corning common stock for each MIPS. As of March 31, 1999, all of the MIPS were converted into 11.5 million shares of Corning common stock. The conversion has caused Corning's reported income to increase in comparison to 1998, but has no impact on Corning's diluted earnings per share.

(9) Corning historically used the last-in, first-out (LIFO) method for approximately 45% of its inventories, with the remaining inventories valued on a first-in, first-out (FIFO) basis. In the second quarter of 1999, Corning changed its method of determining the cost of its LIFO inventories to the FIFO method. As a result of declining costs and prices for such inventories, Corning believes that the use of the FIFO method results in a more current inventory valuation at period end dates and minimizes the likelihood of lower-of-cost-or-market valuation issues. As a result, Corning recorded a charge of approximately $5.8 million ($3.9 million after tax) in the second quarter of 1999. The impact of this change on historical operating results was not material and, accordingly, the historical financial statements have not been restated to reflect this change. Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                September 30, December 31,
                                                     1999         1998
                                                 ---------    --------
    Finished goods                                 $207.8       $205.6
     Work in process                                128.2        104.9
     Raw materials and accessories                  134.5         96.7
     Supplies and packing materials                  80.1         70.6
                                                   ------       ------
     Total inventories valued at current cost       550.6        477.8
     Reduction to LIFO valuation                                 (19.1)
                                                   ------       ------
                                                   $550.6       $458.7
                                                   ======       ======

(10) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                                September 30, December 31,
                                                    1999          1998
                                                ------------- ------------
     Land                                         $   63.0     $   57.3
     Buildings                                     1,042.9        944.1
     Equipment                                     4,001.9      3,677.4
     Accumulated depreciation                     (2,197.9)    (1,993.9)
                                                  --------     --------
                                                  $2,909.9     $2,684.9
                                                  ========     ========

(11) In the second quarter of 1998, Corning recorded a restructuring charge of $84.6 million ($49.2 million after tax and minority interest), or $0.21 per share. The charge was comprised of early retirement incentives offered to certain salaried non-union employees 55 years old or older satisfying service criteria and severance costs associated with workforce reductions of other non-union employees. The restructuring charge related to approximately 650 employees, all of whom were terminated as of June 30, 1999. During the third quarter of 1999, Corning paid approximately $8.6 million of the $51.0 million of restructuring and severance related costs paid to date. As of September 30, 1999, Corning's restructuring reserve totaled $33.6 million, most of which related to lump sum payments to be made during the last three months of 1999 in accordance with the original terms of the restructuring plan. No adjustments to the liability are anticipated. Management estimates that the annualized cost savings related to these programs are expected to be approximately $30 million per year after taxes, which Corning began realizing in the fourth quarter of 1998.

(12) Comprehensive income for the quarters ended September 30, 1999 and 1998 was $147.3 million and $86.7 million, and includes net income of $133.3 million and $104.4 million and foreign currency translation adjustments of $14.8 million and $(10.1) million in 1999 and 1998, respectively. In addition, Corning recorded unrealized losses on marketable securities of $(0.8) million and $(7.6) million in the quarters ended September 30, 1999 and 1998, respectively.

     Comprehensive income for the year to date periods ended September 30, 1999 and 1998 was $314.1 million and $300.2 million, and includes net income of $341.6 million and $289.7 million and foreign currency translation adjustments of $(30.3) million and $11.0 million in 1999 and 1998, respectively. In addition, Corning recorded unrealized gains (losses) on marketable securities of $2.8 million and $(0.5) million in the nine-month periods ended September 30, 1999 and 1998, respectively.

(13) Dow Corning and the Committee of Tort Claimants, one of Dow Corning's Chapter 11 creditor committees, filed with the United States Bankruptcy Court a joint plan of reorganization on November 9, 1998 (the Joint Plan). In the first half of 1999, the Joint Plan received a favorable vote from nearly all of the creditor classes, although four creditor classes did not support the Plan and certain groups of creditors within assenting classes have opposed the Plan. Beginning on June 28, 1999, the Bankruptcy Court conducted ten days of hearings on the application by Dow Corning and the Committee of Tort Claimants to confirm the Joint Plan. The hearings concluded with oral arguments on July 30, 1999. The post-hearing briefing was completed by mid-September 1999. The parties are awaiting the decision of the Bankruptcy Court. The determinations to be made by the Bankruptcy Court are likely to be subject to further review in the District Court for the Eastern District of Michigan and further appeals are possible. The recent developments tend to increase the probability that Dow Corning will successfully emerge from Chapter 11 proceedings, but the timing and eventual outcome of these proceedings remain uncertain.

(14) On December 31, 1996, Corning distributed all of the shares of Quest Diagnostics Incorporated and Covance, Inc. to its shareholders on a pro rata basis. As described in Note 18 to Corning's 1998 consolidated financial statements included in its Annual Report on Form 10-K, Corning has agreed to indemnify Quest Diagnostics on an after-tax basis, for the settlement of certain governmental claims and certain other claims that were pending at December 31, 1996. Corning recorded a reserve of approximately $25 million which is equal to management's best estimate of amounts which are probable of being paid by Corning to Quest Diagnostics to satisfy the indemnified claims on an after-tax basis. The timing of the resolution of these claims is uncertain.

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

ITEM 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations




Results of Operations

Corning's net income from continuing operations increased 28% in the third quarter of 1999 and 53% in the first nine months of 1999 compared with the same periods in 1998. Diluted earnings per share from continuing operations increased 23% in the third quarter of 1999 and 46% in the first nine months of 1999 compared with the same periods in 1998.

Significant non-recurring items impacted our 1998 and 1999 results as follows:

 . an impairment charge of $15.5 million ($10.0 million after tax), or $0.04 per share, in the third quarter of 1999
 . a non-operating gain of $30.0 million ($9.5 million after tax and minority interest), or $0.04 per share, in the third quarter of 1999
 . a restructuring charge of $84.6 million ($49.2 million after tax), or $0.21 per share, in the second quarter of 1998
 . a non-operating gain of $20.5 million ($13.2 million after tax), or $0.06 per share, in the second quarter of 1998

Corning believes comparing its operating results excluding non-recurring items, a measure that is not GAAP and may not be consistent with measures used at other companies, provides a better understanding of the changes in its operating results. Excluding these non-recurring items, net income from continuing operations was up 28% in the third quarter of 1999 and 32% in the first nine months of 1999 compared with the same periods in the prior year. Diluted earnings per share from continuing operations, excluding these non-recurring items, increased 23% in the third quarter of 1999 and 26% for the first nine months of 1999, over the same periods in 1998. These results reflect the impact of stronger demand for premium fiber, environmental products and liquid crystal display glass.

Net sales totaled $1.1 billion for the third quarter of 1999, an increase of 25% over sales of $906.5 million for the same period in 1998. Net sales for the first nine months of 1999 increased 19% to $3.0 billion. Excluding the impact of acquisitions, Corning's sales increased 17% in the third quarter of 1999 and 14% in the first nine months of 1999. Each of Corning's operating segments contributed to the increase in sales.

Segment Overview

Corning groups its products into three operating segments: Telecommunications, Advanced Materials and Information Display. Corning also includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income.

Corning prepared the financial results for its three operating segments on a basis that is consistent with the manner in which Corning management internally disaggregates financial information to assist in making internal operating decisions. Corning has allocated some common expenses among segments differently than it would for stand alone financial information prepared in accordance with GAAP. The non-recurring items noted above are excluded from segment net income.

Telecommunications

                                      Nine months ended  Three months ended
                                        September 30,      September 30,
                                     ------------------   ---------------
                                        1999     1998      1999     1998
                                     --------  --------   ------   ------
Net sales                            $1,766.0  $1,312.4   $694.7   $483.8
Research, development and
  engineering expenses               $  175.8  $  136.5   $ 67.6   $ 46.7
Income from continuing operations
  before minority interest and
  equity earnings                    $  190.3  $  166.6   $ 75.5   $ 78.9
   Minority interest in earnings
    of subsidiaries                     (20.4)    (30.4)    (7.5)   (12.5)
   Equity in earnings of associated
    companies                            12.3      14.4      4.9      1.5
                                     --------  --------   ------   ------
Segment net income                   $  182.2  $  150.6   $ 72.9   $ 67.9
                                     ========  ========   ======   ======

Segment net income as a percentage
  of segment sales                       10.3%     11.5%    10.5%    14.0%


Third quarter

The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment and photonic components for the worldwide telecommunications industry.

Sales in the Telecommunications Segment increased 44% over the third quarter of 1998 to $695 million. The sales growth in the segment was led primarily by volume gains in our optical fiber and cable and photonic technologies businesses. Segment net income rose 7% in the third quarter of 1999 compared to the same period in 1998. The percentage increase in net income is lower than that of sales because of higher research and development spending and an increased volume of lower margin products.

Sales in the optical fiber and cable business increased 53% over the third quarter of 1998 to approximately $480 million. The increase in sales resulted primarily from the impact of acquisitions and volume gains. Approximately $75 million of the increase in optical fiber and cable sales resulted from the following acquisitions:

 . the acquisition of the optical cable business from BICC, plc and the remaining 50% interest in Optical Waveguides Australia, Pty. Ltd. in the second quarter of 1999

 . the acquisition of Optical Fibres in the fourth quarter of 1998

Excluding the impact of these acquisitions, sales in the optical fiber and cable business increased approximately 30% in the third quarter of 1999 in comparison to the same period last year due to volume gains of approximately 40%, reflecting continued strong demand for Corning's premium fiber products. Volume of premium fiber and cable products, including Corning's new LEAF optical fiber, tripled over the same period in 1998. Price declines ranged between 10% and 25% for Corning's optical fiber and cable products in comparison with the same period last year. However, the weighted average optical fiber and cable price declined approximately 5% compared to the same period last year, due to the higher mix of premium product sales. The rate of price declines slowed during the third quarter commensurate with the worldwide tightening of supply of optical fiber.

Net income from the optical fiber and cable business increased more than 20% over the third quarter of 1998. The percentage increase in net income is lower than that of sales because of an increased volume of lower margin products and start-up costs incurred at the new optical fiber production facility in Concord, North Carolina.

The photonic technologies business, which manufactures photonic modules and components primarily for the optical amplification market, realized strong volume gains in the third quarter of 1999 led by new product sales. Third quarter sales in this business increased 50% to approximately $105 million over the same period in 1998. Although the operating performance of the current modules business significantly improved in the third quarter of 1999 in comparison to the same period last year, significantly higher research and development spending on future photonic products caused the business to continue to incur a net loss.

The other business in this segment, the telecommunications hardware and equipment business, increased sales 14% in the third quarter of 1999 to approximately $100 million. This increase resulted primarily from a higher volume of existing products, offset by price declines. Net income declined modestly reflecting the impact of lower margins due to price declines.

Third quarter year to date

Sales in the Telecommunications Segment increased 35% over the first three quarters of 1998 to $1.77 billion. Segment net income increased approximately 20% in the first three quarters of 1999, compared to the same period in 1998. The increases in segment sales and net income reflect operating trends consistent with those in the third quarter. Cost reductions experienced within this segment, particularly within the photonic technologies business, mitigated the impact of price declines on segment net income.

Sales in the optical fiber and cable business increased 40% over the first three quarters of 1998 to $1.2 billion. This increase resulted primarily from acquisitions and volume gains, which were led by the continued strong demand for Corning's premium fiber products. Acquisitions increased third quarter year to date optical fiber and cable sales by $132 million. Excluding the impact of these acquisitions, sales in the optical fiber and cable business increased approximately 25% for the first three quarters of 1999 in comparison to the same period last year. The impact of volume and price on year to date sales of this business mirrors the trends on the quarter. Net income from the optical fiber and cable business increased more than 25% over the first three quarters of 1998.

Sales in the photonics technologies business increased approximately 60% to $275 million led by higher volume of new products. Results of this business continued to be impacted by higher research and development spending, which offset significant improvement in operating performance as a result of cost reductions.

Sales in the hardware and equipment business increased approximately 5% to $285 million, primarily due to a higher volume of existing products, offset by price declines. Net income decreased in this business, reflecting the impact of lower margins due to price declines.

Advanced Materials

                                       Nine months ended Three months ended
                                         September 30,     September 30,
                                       ----------------- ------------------
                                          1999     1998    1999     1998
                                         ------   ------  ------   ------
Net sales                                $774.5   $767.7  $257.7   $247.7
Research, development and
  engineering expenses                   $ 68.8   $ 60.3  $ 23.7   $ 19.8
Income from continuing operations
  before minority interest and
  equity earnings                        $ 71.6   $ 55.7  $ 23.5   $ 17.0
   Minority interest in earnings
    of subsidiaries                                  0.3
   Equity in earnings of associated
    companies                              13.7     11.2     6.1      3.7
                                         ------   ------  ------   ------
Segment net income                       $ 85.3   $ 67.2  $ 29.6   $ 20.7
                                         ======   ======  ======   ======

Segment net income as a percentage
  of segment sales                         11.0%     8.8%   11.5%     8.4%


Third quarter

The Advanced Materials Segment manufactures specialized products with unique applications utilizing glass, glass ceramic and polymer technologies. The largest businesses in this segment are environmental products and science products.

Sales in the Advanced Materials Segment increased 4% over the third quarter of 1998 to $258 million, primarily due to growth in the environmental products business, offset by lower sales in the science products businesses. Sales in the environmental products business, the largest business in the segment, increased approximately 7% over the third quarter of 1998 to approximately $100 million. The increase in sales in this business resulted primarily from the introduction of Corning's new thinwall ceramic substrate product and strong sales in North America. The decline in sales in the science products business was primarily due to the impact of divestitures in 1998 and 1999. Sales in Corning's other Advanced Material businesses, including semiconductor materials and optical products, increased 7% over the third quarter of 1998.

Segment net income increased 43% in the third quarter of 1999 in comparison to the same period in 1998. This significant increase resulted from sales gains, as well as manufacturing efficiencies in the environmental products, semiconductor materials and optical products businesses. Increased equity earnings also contributed to segment results. The science products business had lower earnings in 1999 compared to 1998, caused by increased research and development spending for advanced life sciences.

Third quarter year to date

Sales in the Advanced Materials Segment were up slightly for the first three quarters of 1999 in comparison to the same period last year. Softness in the semiconductor materials and optical products businesses offset volume gains in the environmental products business.

Sales in the environmental products business increased approximately 12% over the first three quarters of 1998 to $295 million. The increase resulted primarily from gains in Corning's new thinwall ceramic substrate product and strong sales in North America. Sales in the science products business were flat at $200 million despite divestitures in 1998 and 1999. Sales in the other Advanced Materials businesses declined 7% as the result of the slowdown in the semiconductor manufacturing equipment industry, which impacted demand for Corning's high purity fused silica products. Sales in these businesses were also impacted by the erosion in the worldwide demand for glass optical products due to the consumer's increasing preference for plastic lenses.

Segment net income increased 27% for the first three quarters of 1999 in comparison to the same period in 1998. The significant increase was the result of manufacturing efficiencies and the introduction of new thinwall products in the environmental products business. This improvement helped to offset earnings declines in the science products business caused by higher research and development spending.

Information Display

                                       Nine months ended Three months ended
                                         September 30,     September 30,
                                       ----------------- ------------------
                                          1999     1998    1999     1998
                                         ------   ------  ------   ------
Net sales                                $490.4   $459.3  $178.7   $169.8
Research, development and
  engineering expenses                   $ 16.4   $ 16.9  $  5.3   $  5.0
Income from continuing operations
  before minority interest and
  equity earnings                        $ 40.1   $ 15.3  $ 13.0   $ 17.5
   Minority interest in earnings
    of subsidiaries                       (16.2)   (12.2)   (1.6)    (7.8)
   Equity in earnings of associated
    companies                              52.9     40.5    18.3      6.6
                                         ------   ------  ------   ------
Segment net income                       $ 76.8   $ 43.6  $ 29.7   $ 16.3
                                         ======   ======  ======   ======

Segment net income as a percentage
  of segment sales                         15.7%     9.5%   16.6%     9.6%


Third quarter

The Information Display Segment manufactures glass panels and funnels for televisions and CRTs, and projection video lens assemblies and liquid crystal display glass for flat panel display (advanced display products).

Sales in the Information Display Segment increased 5% over the third quarter of 1998 to $179 million, primarily due to growth in the advanced display products business.

Sales in the advanced display products business increased almost 50% over the third quarter of 1998 to approximately $45 million. The increase was primarily due to volume growth in sales of liquid crystal display glass products over the same period last year. Net income in this business increased (versus a loss in 1998) due to manufacturing efficiencies and strong equity earnings from Samsung Corning Precision, a Korean manufacturer of liquid crystal display glass.

Third quarter sales of approximately $85 million in the conventional video components business were impacted by weak volume and price declines which led to a decrease in sales of approximately 10% in comparison to the third quarter of 1998. Net income in this business decreased significantly compared to the third quarter of 1998, as a result of the decline in volume and price.

Sales in the projection video business increased approximately 10% over the third quarter of 1998 to approximately $45 million. The increase was primarily due to higher volume in the entertainment market segment. Net income from this business increased modestly over last year.

Segment net income increased over 80% compared to the third quarter of 1998, led by strong equity earnings from Samsung Corning and gains within the advanced display business. Earnings from Samsung Corning, a Korean manufacturer of glass panels and funnels for television and display monitors, doubled in the third quarter of 1999 as a result of improved volume and stable pricing.

Third quarter year to date

Sales in the Information Display Segment increased 7% over the first three quarters of 1998 to $490 million primarily due to growth in the advanced display products business.

Sales in the advanced display products business increased 60% over the first three quarters of 1998 to approximately $130 million, primarily due to continued
volume growth in liquid crystal display glass products.   Net income in this
business also increased significantly due to manufacturing efficiencies and strong equity earnings from Samsung Corning Precision.

Sales in the conventional video components business totaled approximately $250 million for the first three quarters of 1999, a decline of 8% in comparison to the same period last year. Sales in this business were impacted by continued weak volume and price declines. Net income in this business increased significantly compared to the first three quarters of 1998, which were impacted by losses incurred from tank repairs.

Sales in the projection video business increased 4% over the first three quarters of 1998 to approximately $110 million, while earnings increased significantly due to strong growth in the entertainment market segment.

Segment net income increased almost 80% over the first three quarters of 1998, primarily due to gains in the advanced display products business.

Taxes on Income

Corning's effective tax rate for continuing operations, excluding non-recurring items, was 29.2% for the third quarter of 1999 and 30% for the first nine months of 1999, compared to 30.4% and 31.5% for the same periods in 1998. The lower 1999 rate is due to a higher percentage of Corning's earnings resulting from consolidated entities with lower effective tax rates.

Liquidity and Capital Resources

Corning's working capital increased from $235.6 million at the end of 1998 to $413.3 million at September 30, 1999. Corning's ratio of current assets to current liabilities was 1.3 at the end of the third quarter compared to 1.2 at year-end 1998. The increase in working capital and ratio of current assets to current liabilities is due primarily to higher accounts receivable and inventory balances. Corning's long-term debt as a percentage of total capital increased from 31% at year-end 1998 to 34% at September 30, 1999. The increase is primarily due to the issuance of $300 million in long-term debt securities in the first quarter of 1999.

Corning believes it has sufficient financial flexibility and ready access to funds to meet seasonal working capital requirements and to fund capital expenditures, acquisitions and other long-term growth opportunities. Corning filed with the Securities and Exchange Commission a $2 billion shelf registration statement in the second quarter of 1999 which became effective in October. With this registration, Corning can offer and sell up to $2.1 billion in various types of debt and equity securities. Corning also increased its bank credit line commitments by $400 million in the third quarter of 1999. This raised its available line of credit to $1.2 billion.

Cash and short-term investments increased from year-end 1998 by $56.1 million. Operating activities for the nine months ended September 30, 1999 provided cash of $476.0 million. Financing activities for the nine months ended September 30, 1999 provided cash of $259.6 million. Total cash provided by operating and financing activities exceeded cash used by investing activities of $667.1 million. Net cash provided by operating activities increased for the first nine months of 1999 compared to the same period in 1998 because increases in net income from continuing operations more than offset the increase in cash used for working capital. Net cash used in investing activities for the first nine months of 1999 totaled $667.1 million, versus cash provided by investing activities of $77.1 million for the same period in 1998. The 1998 amount includes the receipt of proceeds from the divestiture of the consumer housewares business. Although capital expenditures in the first nine months of 1999 are less than those for the same period in 1998, Corning expects capital spending in 1999 to approximate $750 million. Net cash provided by financing activities totaled $259.6 million for the first nine months of 1999, due primarily to the issuance of long-term debt securities in the first quarter. During the same period in 1998, Corning used cash in financing activities of $347.5 million, reflecting repayments of long-term debt with a portion of the proceeds from the divestiture of the consumer housewares business.

Year 2000 Readiness Disclosure

Corning has completed an assessment and developed an implementation plan to mitigate risks associated with the Year 2000. The assessment and implementation plans address both internal systems and external dependencies. Each business unit has developed and implemented its own plan of action and the Company has managed and monitored Corning's Year 2000 readiness on an enterprise-wide basis. In addition, an external study team assisted Corning in evaluating systems remediation and contingency planning for the Year 2000 project. Progress has been monitored and reported to management and to the Audit Committee of the Board of Directors on a regular basis.

Corning is using a four-phase process to address our internal systems:

 .    Phase 1: Problem Definition
         Includes inventorying of software, hardware and interfaces

 .    Phase 2: Assessment
         Includes identification of what may fail, the impact on operations and a determination of a resolution strategy

 .    Phase 3: Planning and Preparation
         Includes developing specific plans for implementing the required modifications or replacements

 .    Phase 4: Implementation
         Includes implementing and testing the planned solutions

Corning completed the Problem Definition and Assessment Phases by December 31, 1998. These phases involved all known areas of concern including business, manufacturing, process controls, engineering, research, and facilities systems, third party suppliers and service providers. Corning completed the Planning and Preparation Phase for all key systems. Corning substantially completed the Implementation Phase for key systems by December 31, 1998, and completed the remainder by October 1999. Changes may occur to Corning's operations during the implementation of its Year 2000 program, which may require periodic revision to these plans. Corning will continue to review systems for Year 2000 compliance as operational changes occur.

During the Problem and Definition Phase, Corning identified 334 key systems which are considered critical to its overall operational success. These systems are integral to many functional areas and processes, including manufacturing, process controls, financial, order entry and purchasing.

In 1995, Corning initiated a significant project to upgrade and improve access to business information using integrated enterprise-wide corporate applications that were Year 2000 compliant. This initiative has mitigated to some extent the amount of Year 2000 costs incurred to date. Corning's current estimate of the total cost for Year 2000 compliance is approximately $29 million. Of this amount, Corning has spent approximately $24 million to date. This estimate includes incremental costs of approximately $15 million comprised primarily of contractor costs to modify existing systems. Corning has spent approximately 80% of this amount to date.

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

Although Corning has little control over the Year 2000 readiness of our customers, suppliers and other third party providers, it is taking appropriate action to determine their level of Year 2000 readiness and the potential impact on Corning. Corning's significant external parties were identified during the business contingency planning process, a process in which each business unit assessed the impact these third parties would have on their operations and the impact they would have on the Company as a whole. Corning has communicated with its approximately 750 identified significant customers, suppliers and other third parties to determine the extent to which it is vulnerable to third parties' failures to remediate their own potential Year 2000 problems. These communications included written correspondences, telephone interviews, face-to-face discussions and independent tests. To date, approximately 85% of these third parties have responded with an assessment of their Year 2000 compliance efforts.

Corning has substantially completed contingency plans to protect its business from Year 2000 related interruptions. These plans include the following:

 .  enhancing existing contingency procedures to encompass Year 2000 specific risks
 .  stocking additional inventory
 .  identifying alternative suppliers
 .  developing manual contingency procedures for key automated processes

Corning will continue to implement its contingency plans during the remainder of the year.

Corning's operating results and ability to conduct business depend upon the infrastructure of the geographic regions in which its operations and customers are located. The risk assessment performed by each business unit evaluates both the systems used by Corning's foreign entities and the potential impact of Year 2000 failures by their customers and suppliers. A breakdown in the infrastructure of a particular region could adversely impact Corning's operating results.

Corning believes it is taking reasonable steps to prevent major interruptions in its business due to Year 2000 issues. However, its Year 2000 program can only minimize, but not eliminate, its Year 2000 risk. The inability of Corning or the inability of significant third parties to adequately address Year 2000 issues could cause inefficiencies in Corning's business operations. Corning cannot readily determine the extent of the impact. Possible consequences include the following:

 .  disruptions in manufacturing
 .  inability to make payments
 .  delays in shipments

Although Corning believes that its Year 2000 readiness efforts will minimize the likelihood of these events, Corning has put in place a special transition management program to monitor, manage and appropriately communicate any disruptions during the period before and subsequent to December 31, 1999.

 "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

The statements in this Form 10-Q which are not historical facts or information are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the outcome to be materially different. Such risks and uncertainties include, but are not limited to:

 . global economic conditions,         . the effect of regulatory and legal
 . currency fluctuations,                developments,
 . product demand and industry         . capital resource and cash flow
  capacity,                             activities,
 . competitive products and pricing,   . capital spending,
 . sufficiency of manufacturing        . equity company activities,
  capacity and efficiencies,          . interest costs,
 . realization of cost reductions,     . acquisition and divestiture activity,
 . availability and costs of           . the rate of technology change,
  critical materials,                 . the ability to enforce patents and
 . new product development and         . other risks detailed in Corning's
  commercialization,                    Securities and Exchange Commission
 . facility expansions and new           filings.
  plant start-up costs,

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 10 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $20.1 million for its estimated liability for environmental cleanup and litigation at September 30, 1999. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The largest single component of the estimated liability for environmental litigation relates to property damage and personal injury cases pending in state court in Phoenix, Arizona. In the third quarter, the personal injury cases and the class action property damages cases were settled for $4.5 million, subject to court approval of the terms of the class action settlement. The hearing for court approval of the settlement is likely to be set in the first quarter of 2000. Management expects that approximately 60% of the settlement payment will be offset by insurance recoveries.

Breast-implant Litigation. Dow Corning Bankruptcy: Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation. On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The effect of the bankruptcy is to stay the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions. On December 2, 1996, Dow Corning filed its first Plan of Reorganization in the bankruptcy case. On January 10, 1997, the Tort Claimants Committee and the Commercial Creditors Committee filed a joint motion to modify Dow Corning's exclusivity with respect to filing a plan of reorganization, requesting the right to file their own competing plan. The motion was denied by the Bankruptcy Court in May 1997. Dow Corning filed a First Amended Plan of Reorganization on August 25, 1997 and a Second Amended Plan of Reorganization on February 17, 1998. The Tort Claimants Committee and other creditor representatives opposed these Plans. As a result of extended negotiations, Dow Corning and the Tort Claimants Committee reached certain compromises and on November 8, 1998 jointly filed a revised Plan of Reorganization. After hearings held in early 1999, the Federal Bankruptcy Court ruled that the disclosure materials relating to the Amended Joint Plan of Reorganization contained adequate disclosures. These materials were mailed to claimants, who had until May 14, 1999 to return their votes on the Joint Plan. There was strong support for the Joint Plan, with more than 94% of those voting in favor. Dissenting classes include the U.S. Government, the Commercial Creditors and certain miscellaneous product claimants. Various parties filed objections. A hearing to confirm the Joint Plan began on June 28, 1999 and ended on July 30, 1999. On July 13th the Bankruptcy Court ruled in Dow Corning's favor on the interest rate issue raised by the Commercial Creditors Committee, and determined that interest accruing on Dow Corning's commercial debt after the petition date should be calculated at the federal judgment rate of interest. The Commercial Creditors have announced their intention to appeal this ruling. At the conclusion of the confirmation hearings, the Bankruptcy Court ordered various post-hearing briefs be submitted. Post-hearing briefing was completed by mid-September. The parties are awaiting the findings and conclusions of the Bankruptcy Court. To date, the Bankruptcy Court has not issued its decision on confirmation of the Joint Plan. If the Bankruptcy Court overrules the objection and confirms the Joint Plan, review in the United States District Court for the Eastern District of Michigan is probable and further appeals are possible. The timing and eventual outcome of these bankruptcy proceedings remain uncertain.

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

In related developments, a Panel of Scientific Experts appointed by Judge Sam C. Pointer, Jr., a United States District Judge in the Northern District of Alabama who has been serving since 1992 as the coordinating federal judge for all breast implant matters, was asked to address certain questions pertinent to the disease causation issues in the cases against various defendants, including Dow Corning or its shareholders. The Panel held hearings in 1998 and issued its report on November 30, 1998. The report is generally favorable to the implant manufacturers concerning connective tissue disease and immunologic dysfunction issues. A report by the Institute of Medicine and other studies have reached similar conclusions.

Implant Tort Lawsuits: In the period from 1991 through September 1999, Corning and Dow Chemical, the shareholders of Dow Corning Corporation, were named in a number of state and federal tort lawsuits alleging injuries arising from Dow Corning's implant products. The claims against the shareholders allege a variety of direct or indirect theories of liability. From 1991 through September 1999, Corning has been named in approximately 11,470 state and federal tort lawsuits, some of which were filed as class actions or on behalf of multiple claimants. In 1992, the federal breast implant cases were coordinated for pretrial purposes in the United States District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In 1993, Corning obtained an interlocutory order of summary judgment, which was made final in April 1995, thereby dismissing Corning from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. The District Court entered orders in May and June 1997 and thereafter directed that Corning be dismissed from each case pending in or later transferred to the Northern District of Alabama after Dow Corning filed for bankruptcy protection. In state court litigation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. On
July 30, 1997, the judgment in California became final when the Supreme Court of California dismissed further review as improvidently granted as to Corning. In Louisiana, summary judgment dismissing all claims by plaintiffs and a cross-claim by Dow Chemical was entered in favor of Corning on February 21, 1997, but this judgment was later vacated as premature by the intermediate appeals court in Louisiana. Corning has filed notices transferring the Louisiana cases to the United States District Court for the Eastern District of Michigan, Southern District (the "Michigan Federal Court") to which substantially all breast implant cases were transferred in 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 70 pending cases (including some cases with multiple claimants), in addition to the transferred Louisiana cases, but Corning is not named as a defendant in the Master Complaint, which contains claims against Dow Chemical only. In late 1997, Corning moved for summary judgment in the Michigan Federal Court to dismiss these remaining cases by plaintiffs as well as the third party complaint and all cross-claims by Dow Chemical. Plaintiffs took no position on Corning's motion. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998, but has not yet ruled. Based upon the information developed to date and recognizing that the outcome of complex litigation is uncertain, management believes that the risk of a materially adverse result in the implant litigation against Corning is remote.

Federal securities case: A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. The class consists of those purchasers of Corning stock in the period from June 14, 1989 to January 13, 1992 who allegedly purchased at inflated prices due to the non-disclosure or concealment of material information and were damaged when the stock price declined in January 1992 after the Food and Drug Administration
(FDA) requested a moratorium on Dow Corning's sale of silicone gel implants. No amount of damages is specified in the complaint. This action is pending in the United States District Court for the Southern District of New York. The court in 1997 dismissed the individual defendants from the case, but concluded the complaint contained sufficient pleading against Corning concerning the alleged withholding of material information about Dow Corning's potential liabilities. In December 1998, Corning filed a motion for summary judgment requesting that all claims against it be dismissed. Plaintiffs claimed the need to take depositions before responding to the motion for summary judgment. The Court permitted limited additional discovery of certain Dow Corning, Corning and Dow Chemical officers and directors. These depositions were completed in the second quarter of 1999. On September 23, 1999, the Court granted in part the request by plaintiffs for certain additional documentary discovery. The discovery process is continuing and the Court has set no schedule to address the pending summary judgment motion. Corning intends to continue to defend this action vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the possibility of a materially adverse verdict is remote.

Shin Etsu Quartz Products Company In July 1999, Shin Etsu Quartz Products Company filed a patent suit in Japan against Corning for alleged patent infringement of a patent relating to the properties of fused silica materials used in the optical components of stepper machines. The suit requests damages and an injunction preventing sales of infringing products in Japan. Corning has denied infringement and claimed prior user rights to continue the sale of its fused silica. Corning intends to defend this suit vigorously. While recognizing that litigation is inherently uncertain, based upon the information developed to date, management believes that Corning has very strong defenses to Shin Etsu's claims and that the likelihood of a materially adverse outcome is remote.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See the Exhibit Index which is located on page 26.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated July 8, 1999, was filed containing the Registrant's segment information by quarter for 1997.

          A report on Form 8-K dated July 19, 1999, was filed in connection with the Registrant's second quarter results.

Other items under Part II are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CORNING INCORPORATED
                  ------------------------------------------------------------
                                            (Registrant)





November 2, 1999                       /s/ ROGER G. ACKERMAN
----------------  ------------------------------------------------------------
      Date                               Roger G. Ackerman
                                Chairman and Chief Executive Officer





November 2, 1999                         /s/ JAMES B. FLAWS
----------------  ------------------------------------------------------------
      Date                                 James B. Flaws
                  Senior Vice President, Treasurer and Chief Financial Officer





November 2, 1999                      /s/ KATHERINE A. ASBECK
----------------  ------------------------------------------------------------
      Date                              Katherine A. Asbeck
                                   Vice President and Controller

                              CORNING INCORPORATED

                                  EXHIBIT INDEX

                     This exhibit is numbered in accordance
               with Exhibit Table I of Item 601 of Regulation S-K


                                                       Page number
                                                       in manually
      Exhibit #          Description                 signed original
      ---------          -----------                 ----------------

         12        Computation of ratio of earnings
                   to combined fixed charges and
                   preferred dividends                       27

         2         Financial Data Schedule