Form 10-K405
period 1999-12-31
CORNING INC /NY
filed 2000-03-07
CIK 24741

SECURITIES AND
EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

--------------------------------------------------------------------------------

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 1999
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes   X     No
                      -----

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes   X      No
               -----

As of February 2, 2000, shares held by non-affiliates of Corning Incorporated had an aggregate market value of $38,117,403,514. As of February 2, 2000, 275,814,906 shares of Corning's common stock were outstanding.

Documents incorporated by reference in this annual report:

Part III. Proxy Statement of the Registrant dated March 6, 2000 relating to the annual meeting of shareholders on April 27, 2000.

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

The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment and photonic modules and components for the worldwide telecommunications industry.

The Advanced Materials Segment manufactures specialized products with unique properties for customer applications utilizing glass, glass ceramic and polymer technologies. Businesses within this segment include environmental products, science products, semiconductor materials and optical and lighting products.

The Information Display Segment manufactures glass panels and funnels for televisions and CRTs, liquid crystal display glass for flat panel displays and projection video lens assemblies.

Corning and its subsidiaries manufacture products at approximately 40 plants in 20 countries.

Additional discussion of Corning and each of its segments is discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 6 through 18, and Note 3 (Information by Operating Segment) of the Notes to Consolidated Financial Statements appearing on pages 34 through 38.

COMPETITION

Corning competes across all of its product lines with many large and varied manufacturers, both domestic and foreign.

Competition within the telecommunications industry is intense among several significant companies. Corning represents an important market presence in the segment's principal product lines. Price and new product innovations are significant competitive factors.

Within the Advanced Materials Segment, Corning's principal products face competition from a variety of materials manufacturers, some of which manufacture similar products made from materials other than glass and ceramics. Among other things, innovation, product quality, performance, and service are key competitive elements. Competition is also intense for certain businesses within the Information Display Segment. In the advanced display products business, Corning continues to expand its capacity to produce liquid crystal display glass in an effort to supply this growing market.

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

Certain key optical components used in the manufacture of products within Corning's Telecommunications Segment are currently available only from a limited number of sources. Any future difficulty in obtaining sufficient and timely delivery of components could result in delays or reductions in product shipments.

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

PROTECTION OF THE ENVIRONMENT

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $63.3 million in 1999 and are estimated to be $30.3 million in 2000. The increase in 1999 was primarily due to pollution control expenditures on new facilities constructed during the year.

Corning's 1999 operating results from continuing operations were charged with approximately $34.7 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control. The level of these costs is expected to increase slightly in 2000 due to depreciation costs associated with capital expenditures. Corning believes that its compliance program will not place it at a competitive disadvantage.

OTHER

Additional information in response to Item I is found in Note 3 (Information by Operating Segment) of the Notes to Consolidated Financial Statements appearing on pages 34 through 38 and Five Years in Review - Historical Comparison appearing on pages 57 and 58.

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

During the last five years, Corning has invested $3.1 billion in property, construction, expansion, and modernization for continuing operations. Of the $733.4 million spent in 1999, $105.5 million was spent on facilities outside the United States.

Manufacturing, sales and administrative, and research and development facilities at consolidated locations have an aggregate floor space of approximately 17.4 million square feet. Distribution of this total area is:


================================================================================

(million square feet)               Total         Domestic        Foreign
--------------------------------------------------------------------------------

Manufacturing                       12.3              8.2           4.1
Sales and administrative             3.2              2.0           1.2
Research and development             1.9              1.7           0.2
--------------------------------------------------------------------------------

                                    17.4             11.9           5.5
================================================================================


Some facilities manufacture products included in more than one operating segment. Total assets and capital expenditures by operating segment are included in Note 3 (Information by Operating Segment) of the Notes to Consolidated Financial Statements appearing on pages 34 through 38. Information concerning lease commitments is included in Note 16 (Commitments, Contingencies, Guarantees and Hedging Activities) of the Notes to Consolidated Financial Statements appearing on pages 31 and 54.

In the opinion of management, Corning's facilities are suitable and adequate for production and distribution of the Company's products. At December 31, 1999 Corning did not own any significant amounts of surplus or idle property.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

ENVIRONMENTAL LITIGATION. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 10 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $20 million for its estimated liability for environmental cleanup and litigation at December 31, 1999. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of Corning's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

The largest single component of the estimated liability for environmental litigation relates to property damage and personal injury cases in state court in Phoenix, Arizona. In the third quarter, the personal injury cases and the class action property damages cases were settled for $4.5 million, subject to court approval of the terms of the class action settlement. The hearing for court approval of the settlement was held in the first quarter of 2000. The court approved the settlement. The time for appeal has not yet run. Management expects that approximately 60% of the settlement payment will be offset by insurance recoveries.

BREAST-IMPLANT LITIGATION. DOW CORNING BANKRUPTCY: Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation. On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The effect of the bankruptcy is to stay the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions. In the period from December 1996 through February 1998, Dow Corning filed a plan of reorganization and two amended plans, each of which was opposed by the Tort Claimants committee and other creditor representatives. In 1998, Dow Corning and the Tort Claimants Committee engaged in extended negotiations and reached certain compromises. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization ("Joint Plan"). The Joint Plan and related disclosure materials were mailed to claimants for their approval. Following a favorable vote from all but four classes of creditors, a hearing to confirm the Joint Plan was held in late June and into July 1999. On November 30, 1999, the Bankruptcy Court entered an order confirming the Joint Plan and indicated that certain written opinions would follow. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for the third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. Opponents of the Joint Plan have filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants have filed a notice of appeal (as well as motions to vacate and for related relief) seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue and each joined in the motions by the Proponents of the Joint Plan. These appeals and motions are set for argument before the District Court on April 12, 2000. The Proponents contend that the Bankruptcy Court misconstrued the release provisions in the Joint Plan and that the Plan cannot be confirmed without the shareholder releases. The timing and eventual outcome of these proceedings, including any subsequent appeals, remain uncertain.

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

IMPLANT TORT LAWSUITS: In the period from 1991 through December 1999, Corning and Dow Chemical, the shareholders of Dow Corning Corporation, were named in a number of state and federal tort lawsuits alleging injuries arising from Dow Corning's implant products. The claims against the shareholders allege a variety of direct or indirect theories of liability. From 1991 through December 1999, Corning has been named in approximately 11,470 state and federal tort lawsuits, some of which were filed as class actions or on behalf of multiple claimants. In 1992, the federal breast implant cases were coordinated for pretrial purposes in the United States District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In 1993, Corning obtained an interlocutory order of summary judgment, which was made final in April 1995, thereby dismissing Corning from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. The District Court thereafter entered orders in May and June 1997 directing that Corning be dismissed from each case pending in or later transferred to the Northern District of Alabama after Dow Corning filed for bankruptcy protection. In state court litigation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. On July 30, 1997, the judgment in California became final when the Supreme Court of California dismissed further review as to Corning. In Louisiana, Corning was awarded summary judgment dismissing all claims by plaintiffs and a cross-claim by Dow Chemical on February 21, 1997. On February 11, 1998, the intermediate appeals court in Louisiana vacated this judgment as premature. Corning has filed notices transferring the Louisiana cases to the United States District Court for the Eastern District of Michigan, Southern District (the "Michigan Federal Court") to which substantially all breast implant cases were transferred in 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 70 pending cases (including some cases with multiple claimants), in addition to the transferred Louisiana cases, but Corning is not named as a defendant in the Master Complaint, which contains claims against Dow Chemical only. Corning has moved for summary judgment in the Michigan Federal Court to dismiss these remaining cases by plaintiffs as well as the third party complaint and all cross-claims by Dow Chemical. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998, but has not yet ruled. Based upon the information developed to date and recognizing that the outcome of complex litigation is uncertain, management believes that the risk of a materially adverse result in the implant litigation against Corning is remote.

FEDERAL SECURITIES CASE: A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. This action is pending in the United States District Court for the Southern District of New York. The class consists of those purchasers of Corning stock in the period from June 14, 1989 to January 13, 1992 who allegedly purchased at inflated prices due to the non-disclosure or concealment of material information and were damaged when Corning's stock price declined in January 1992 after the Food and Drug Administration requested a moratorium on Dow Corning's sale of silicone gel implants. No amount of damages is specified in the complaint. In 1997 the Court dismissed the individual defendants from the case. In December 1998, Corning filed a motion for summary judgment requesting that all claims against it be dismissed. Plaintiffs requested the opportunity to take depositions before responding to the motion for summary judgment. The Court permitted limited additional discovery of certain Dow Corning, Corning and Dow Chemical officers and directors. These depositions were completed in the second quarter of 1999. On September 23, 1999, the Court granted in part the request by plaintiffs for certain additional documentary discovery. The discovery process is continuing and the Court has set no schedule to address the pending summary judgment motion. Corning intends to continue to defend this action vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the possibility of a materially adverse verdict is remote.

SHIN ETSU QUARTZ PRODUCTS COMPANY: In July 1999, Shin Etsu Quartz Products Company filed a patent suit in Japan against Corning for alleged infringement of one or more patents relating to the properties of fused silica materials used in the optical components of stepper machines. The suit requests damages and an injunction preventing sales of infringing products in Japan. Corning has denied infringement and claimed prior user rights to continue the sale of its fused silica. Corning intends to defend this suit vigorously. While recognizing that litigation is inherently uncertain, based upon the information developed to date, management believes that Corning has strong defenses to Shin Etsu's claims and believes that the likelihood of a materially adverse outcome is remote. In February 2000, Shin Etsu filed a second suit against Corning in Japan alleging that Corning's fused silica sold in Japan for use in the optical components of stepper machines infringed another Shin Etsu patent. Corning is currently reviewing this complaint.

QUEST DIAGNOSTICS: GOVERNMENT INVESTIGATIONS AND RELATED CLAIMS. On December 31, 1996, Corning completed the spin-off of its health care services businesses by the distribution to its shareholders of the Common Stock of Quest Diagnostics Incorporated ("Quest Diagnostics") and Covance Inc. ("Covance"). In connection with these distributions, Quest Diagnostics assumed financial responsibility for the liabilities related to the contract research business. Corning agreed to indemnify Quest Diagnostics against all monetary penalties, fines or settlements for any governmental claims arising out of alleged violations of applicable federal fraud and health care statutes and relating to billing practices of Quest Diagnostics and its predecessors that were pending at December 31, 1996. Corning also agreed to indemnify Quest Diagnostics for 50% of the aggregate of all judgment or settlement payments made by Quest Diagnostics that are in excess of $42.0 million in respect of claims by private parties (i.e., non-governmental parties such as private insurers) that relate to indemnified or previously settled governmental claims and that allege over billings by Quest Diagnostics, or any existing subsidiaries of Quest Diagnostics, for services provided prior to December 31, 1996; provided, however, such indemnification is not to exceed $25.0 million in the aggregate and that all amounts indemnified against by Corning for the benefit of Quest Diagnostics are to be calculated on a net after-tax basis. Such indemnification does not cover (i) any governmental claims that arise after December 31, 1996 pursuant to service of subpoena or other notice of such investigation after December 31, 1996, (ii) any non-governmental claims unrelated to the indemnified governmental claims or investigations, (iii) any non-governmental claims not settled prior to December 31, 2001, (iv) any consequential or incidental damages relating to the billing claims, including losses of revenues and profits as a consequence of exclusion for participation in federal or state health care programs or (v) the fees and expenses of litigation. Although management believes that established reserves for indemnified claims are sufficient, it is possible that additional information may become available to Quest Diagnostics' management which may cause the final resolution of these matters to exceed established reserves by an amount which is not readily estimable and which could be material to Corning's results of operations and cash flow in the period in which such claims are settled. Corning does not believe that these issues will have a material adverse impact on Corning's overall financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

This information is included in Quarterly Operating Results and Related Market Data, Five Years in Review - Historical Comparison, and Investor Information, appearing on pages 56 through 59.

ITEM 6.  SELECTED FINANCIAL DATA

This information is included in Five Years in Review - Historical Comparison appearing on pages 57 and 58.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 1999, Corning continued its strategy of research and development, capacity expansion and new product development in key growth markets. In addition, over the past two years Corning has entered into several major transactions which specifically addressed Corning's strategic growth initiatives within the Telecommunications Segment. These transactions included:

- A merger with Oak Industries, a pioneer in the development of active fiber-optic devices and producer of other key components used in the telecommunications industry
- The acquisition of Siemens AG's worldwide optical fiber, cable and equipment business, including its 50% ownership in Siecor Corporation and Siecor GmbH (Siemens transaction)
- The acquisition of the optical cable business from BICC, plc and the remaining 50% interest in Optical Waveguides Australia, Pty. Ltd. in the second quarter of 1999
- The acquisition of the remaining 50% interest in Optical Fibres in the fourth quarter of 1998

The addition of Oak Industries will enhance Corning's photonic product offering and development activities and extend Corning's opto-electronic portfolio into important new market segments. The merger was consummated on January 28, 2000 and accounted for as a pooling of interests. Corning will restate its financial statements to present the combined results of the merged companies within an amended Form 10-K filing.

The Siemens transaction will allow Corning to align its optical fiber and cable business with additional optical cable, hardware and equipment sources to strengthen its position and increase its potential within the telecommunications market. The transaction was substantially completed in February 2000. The purchase price of $1.4 billion included debt to be assumed by Corning and contingent performance payments. This acquisition was recorded using the purchase method of accounting. Corning's results of operations do not include the impact of this transaction.

These acquisitions provide Corning with additional resources to capitalize on new product and business opportunities in the worldwide telecommunications marketplace.

Continuing this strategy into 2000, Corning announced the following in February:

- A signed definitive agreement to acquire NetOptix Corporation, a manufacturer of thin film filters used in dense wavelength division multiplexing (DWDM) components
- The formation of Samsung Corning Micro-Optics, a new equity company that will package thin film filters into DWDM components
- The acquisition of British Telecommunication's Photonics Technology Research Center (PTRC), one of the world's pre-eminent photonic research facilities

The acquisition of NetOptix Corporation will allow Corning to increase its thin film filter capacity and strengthen its position as a supplier of optical networking devices. The acquisition, which was valued at approximately $2.0 billion at the date of the agreement, is expected to be accounted for as a purchase transaction. The transaction is expected to be completed during the second quarter of 2000 after customary regulatory approvals and the approval of NetOptix shareholders. Corning's results do not reflect the impact of this transaction. Concurrently, Corning announced the formation of Samsung Corning Micro-Optics, which will automate the packaging of thin film filters into DWDM components.

The acquisition of PTRC is expected to expedite Corning's commercialization of new opto-electronic products in the near future and strengthen research on the next generation of photonic components and network devices. A portion of the purchase price relates to in-process research and development, which will be expensed in the first quarter of 2000 resulting in an after tax charge of approximately $20 million to $30 million. The transaction will be accounted for as a purchase transaction.

Overall, Corning reported strong results in 1999 as each of its three segments experienced sales and earnings growth over 1998, a year in which results were adversely impacted by the effects of the Asian economic slowdown, particularly within the Telecommunications Segment. Sales growth in 1999 was most pronounced in the Telecommunications Segment, where the impact of acquisitions and demand for Corning's new premium fiber and cable products drove the results to double-digit growth.

Looking forward, Corning is committed to the continued investment in developing new products and capacity expansion and is optimistic that the sales and earnings growth will continue in 2000.

RESULTS OF CONTINUING OPERATIONS

Consolidated sales in 1999 were $4.3 billion, a 23% increase over 1998. Strong demand for Corning's new premium fiber and cable products and the impact of acquisitions contributed to the overall sales growth. Excluding the impact of acquisitions, Corning's consolidated sales in 1999 totaled $4.1 billion, an increase of 17% over 1998. In 1998, consolidated sales totaled $3.5 billion and were impacted by significant pricing pressures in many key businesses. These pricing pressures were exacerbated by the volatility in the Asian marketplace throughout the year.

Corning's income from continuing operations totaled $476.9 million in 1999, an increase of 46% over income from the same operations in 1998. Income from continuing operations decreased 20% from $408.9 million in 1997 to $327.5 million in 1998. Diluted earnings per share from continuing operations increased 39% to $1.93 per share in 1999. In 1998, diluted earnings per share from continuing operations decreased 19% from $1.72 per share in 1997 to $1.39 per share.

Corning's 1999 and 1998 results were impacted by several significant non-recurring items:

- a release of restructuring reserves of $14.1 million ($8.6 million after tax), or $0.03 per share, in the fourth quarter of 1999
- an impairment charge of $15.5 million ($10.0 million after tax), or $0.04 per share, in the third quarter of 1999
- a non-operating gain of $30.0 million ($9.5 million after tax and minority interest), or $0.04 per share, in the third quarter of 1999
- a non-operating gain of $19.2 million ($9.7 million after tax), or $0.04 per share, in the fourth quarter of 1998
- a restructuring charge of $84.6 million ($49.2 million after tax), or $0.21 per share, in the second quarter of 1998
- a non-operating gain of $20.5 million ($13.2 million after tax), or $0.06 per share, in the second quarter of 1998

Corning believes comparing its operating results excluding non-recurring items, a measure that is not in accordance with generally accepted accounting principles (GAAP) and may not be consistent with measures used by other companies, provides a better understanding of the changes in its operating results. Excluding these non-recurring items, income from continuing operations was $468.8 million in 1999, an increase of 33% compared to 1998 income of $353.8 million, which declined 13% compared with 1997. Diluted earnings per share from continuing operations, excluding these non-recurring items was $1.90 in 1999, an increase of 27% in 1999 compared to 1998 diluted earnings per share of $1.50, which declined 13% in 1998 compared to 1997. The 1999 results reflect growth in all three of Corning's segments. The decline in 1998 results compared to 1997 primarily reflects a significant decline in the performance of the Telecommunications Segment, a modest decline in the results of the Advanced Materials Segment, and improved operating performance of the Information Display Segment.

OPERATING SEGMENTS

Corning groups its products into three operating segments: Telecommunications, Advanced Materials and Information Display. Corning also includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income.

Corning prepared the financial results for its three operating segments on a basis that is consistent with the manner in which Corning management internally disaggregates financial information to assist in making internal operating decisions. Corning has allocated some common expenses among segments differently than it would for stand alone financial information prepared in accordance with GAAP. The non-recurring items noted above are excluded from segment net income, but are described more fully on page 13.


------------------------------------------------------------------------------------------------------------
TELECOMMUNICATIONS
(In millions)                                                   1999            1998             1997
------------------------------------------------------------------------------------------------------------

Net sales                                                    $  2,514.3     $  1,791.7        $ 1,795.3
Research, development and engineering expenses               $    245.2     $    190.2        $   117.1
Segments earnings before minority interest and
   equity earnings                                           $    273.0     $    221.9        $   307.3
     Minority interest in earnings of subsidiaries                (34.6)         (37.3)           (46.0)
     Equity in earnings of associated companies                    16.4           20.7             36.2
                                                             ----------     ----------        ---------
Segment net income                                           $    254.8     $    205.3        $   297.5
                                                             ==========     ==========        =========

Segment earnings before minority interest and
   equity earnings as a percentage of segment sales                10.9%          12.4%            17.1%
Segment net income as a percentage of segment sales                10.1%          11.5%            16.6%
============================================================================================================


The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment and photonic modules and components for the worldwide telecommunications industry.

1999 VS. 1998

Sales in the Telecommunications Segment increased 40% over 1998 to $2.5 billion. The sales growth in the segment was led primarily by volume gains in the optical fiber and cable and photonic technologies businesses. Segment net income rose 24% in 1999 compared to 1998. The percentage increase in net income is lower than that of sales because of planned higher research and development spending and an increased volume of lower margin products.

Sales in the optical fiber and cable business in 1999 increased 45% over 1998 to approximately $1.7 billion. The increase in sales resulted primarily from the impact of acquisitions and volume gains. Approximately $220 million of the increase in optical fiber and cable sales resulted from the following acquisitions:

- the acquisition of the optical cable business from BICC, plc and the remaining 50% interest in Optical Waveguides Australia, Pty. Ltd. in the second quarter of 1999
-    the acquisition of Optical Fibres in December 1998

Excluding the impact of these acquisitions, sales in the optical fiber and cable business increased approximately 26% for the year due to volume gains of approximately 40%, reflecting continued strong demand for Corning's premium fiber products. Volume growth continues to be driven by regional, local and long-haul telephone companies and cable television operators, including large European carriers. These operators and carriers are installing optical fiber and adding new services to increase network capacity, as well as reducing operating costs. Volume of premium fiber and cable products, including Corning's new LEAF(R) optical fiber, tripled over the same period in 1998. Price declines ranged between 10% and 20% for Corning's optical fiber and cable products in comparison with last year. However, the weighted average optical fiber and cable price in 1999 declined approximately 5% compared to 1998, due to the higher mix of premium product sales. The rate of price declines slowed during the second half of 1999 commensurate with the worldwide tightening of supply of optical fiber.

As a result of continued strong worldwide demand for optical fiber and cable, Corning continues to produce at maximum manufacturing capacity. To meet this growing demand, the new optical fiber production facility in Concord, North Carolina was opened in July 1999. This facility is expected to reach full capacity during the fourth quarter of 2000. In addition, on February 3, 2000, Corning announced an approximate $750 million expansion of its Concord and Wilmington, North Carolina fiber production facilities which are expected to come on-line between 2001 and 2002.

Net income from the optical fiber and cable business increased more than 30% in 1999 compared to 1998. The percentage increase in net income is lower than that of sales because of an increased volume of lower margin products, start-up costs incurred at the Concord, North Carolina facility and lower equity earnings.

The photonic technologies business, which manufactures photonic modules and components primarily for the optical amplification market, realized strong volume gains throughout 1999 led by new product sales. Sales in this business increased 70% in 1999 to approximately $410 million compared to 1998 sales of approximately $240 million. The operating performance in this business improved substantially in 1999 as a result of manufacturing efficiencies and cost reductions. Due to continued investment in research and development, this business continues to incur a loss, however, the overall results improved approximately 25% in comparison to 1998.

Corning continues to invest significantly in the research and development of future technologies, including spending on products within the optical switching market. Corning invested approximately $30 million in 1999 on these products and anticipates spending an additional $50 million in 2000.

Sales in the telecommunications hardware and equipment business increased 11% in 1999 to approximately $390 million. This increase resulted primarily from a higher volume of existing products, offset in part by price declines and the impact of the sale of Republic Wire and Cable (RWC) in the third quarter of 1999. Net income declined approximately 20% reflecting the impact of lower margins due to price declines and the divestiture of RWC. Excluding the impact of this divestiture, sales in this business increased 17% and net income decreased 15%.

Sales to Corning's largest customer accounted for approximately 13% of the Telecommunications Segment sales in 1999, including a significant portion of the total sales in the photonic technologies business. Sales to this customer prior to 1999 were not significant.

1998 VS. 1997

Sales in the Telecommunications Segment were flat in 1998 compared to 1997, as significant declines in the optical fiber and cable business offset gains in the photonic technologies and hardware and equipment businesses. Segment net income decreased 31% in 1998, primarily due to a decline in the profitability of optical fiber and cable, higher research and development spending and lower equity earnings.

Sales in the optical fiber and cable business decreased 6% in 1998 to approximately $1.2 billion. This decline was primarily due to price declines, particularly in the international fiber cable markets, which offset strong volume growth in the domestic fiber cable markets. The continued reduction in optical fiber cable prices during 1998 was the result of overcapacity in the worldwide optical fiber cable market, which was exacerbated during the year by the economic events occurring throughout the Asian marketplace. Price declines ranged between 10% and 40% for Corning's optical fiber and cable products in 1998 compared to 1997. However, the weighted-average optical fiber and cable price declined approximately 25% compared to 1998, due to a higher mix of international fiber cable sales where the rate of decline was higher. Volume increased approximately 20% in 1998, primarily due to the introduction of premium fiber and cable products, particularly in the second half of the year.

Net income in the optical fiber and cable business decreased 20% in 1998 compared to 1997, reflecting lower margins on optical fiber and cable sales and decreased equity earnings in Corning's international optical fiber equity companies.

Sales in the photonic technologies business increased more than 30% in 1998 to approximately $240 million. This growth was led by a substantial increase in volume of FiberGain(R) modules and the introduction of new products. The growth in sales continued to be offset by costs related to expanding production facilities and by substantial research and development spending, which caused the business to incur a loss.

Sales in the telecommunications hardware and equipment business increased 3% in 1998 to approximately $355 million. The increase resulted primarily from a higher volume of existing products, mostly offset by price declines. Net income increased 8% reflecting the impact of cost reduction efforts.

OUTLOOK: Sales in the Telecommunications Segment are expected to increase significantly in 2000, led by the following factors:

-    the Siemens transaction
- the continued demand for Corning's LEAF optical fiber including additional volume of optical fiber from the Concord, North Carolina production facility as it reaches full capacity in 2000
-    continued growth in demand for Corning's photonic technology devices

Segment net income is expected to continue its double-digit growth as sales gains and cost reductions in optical fiber and cable and photonics products will more than offset increased research and development spending and goodwill and integration costs related to the Siemens transaction.


-------------------------------------------------------------------------------------------------------------
ADVANCED MATERIALS
(In millions)                                                   1999           1998              1997
-------------------------------------------------------------------------------------------------------------

Net sales                                                    $  1,053.9     $  1,020.1        $ 1,030.4
Research, development and engineering expenses               $     94.5     $     80.0        $    63.6
Segment earnings before minority interest and
   equity earnings                                           $     90.9     $     75.9        $    89.8
     Minority interest in earnings of subsidiaries                                 0.3              0.7
     Equity in earnings of associated companies                    21.7           17.6             13.1
                                                             ----------     ----------        ---------
Segment net income                                           $    112.6     $     93.8        $   103.6
                                                             ==========     ==========        =========

Segment earnings before minority interest and
   equity earnings as a percentage of segment sales                 8.6%           7.4%             8.7%
Segment net income as a percentage of segment sales                10.7%           9.2%            10.1%
=============================================================================================================


The Advanced Materials Segment manufactures specialized products with unique applications utilizing glass, glass ceramic and polymer technologies. The largest businesses in this segment are environmental products and science products.

1999 VS. 1998

Sales in the Advanced Materials Segment increased 3% in comparison to 1998 to approximately $1.1 billion, primarily due to growth in the environmental products business, offset by lower sales in the optical products business. Segment net income increased 20% in 1999 in comparison to last year. This significant increase resulted from sales gains, as well as manufacturing efficiencies, in the environmental products business. Increased equity earnings also contributed to segment results.

Sales in the environmental products business, the largest business in the segment, increased 12% over 1998 to approximately $400 million. The increase in sales in this business resulted primarily from the introduction of Corning's new thin-wall ceramic substrate product and strong sales in North America. Earnings in this business increased over 30%, reflecting the strong sales gains and manufacturing efficiencies. To meet anticipated demands for emission control products, Corning started construction on a new $80 million wholly-owned manufacturing facility in China and announced plans to build a finishing facility in South Africa. Both facilities are expected to be completed during the second half of 2000.

Sales in the science products business in 1999 of approximately $265 million were flat in comparison to 1998 sales reflecting the impact of divestitures in 1998 and 1999. Excluding the impact of divestitures, sales in this business increased 9% in 1999 as a result of strong volume gains in the advanced life science market. Earnings in this business decreased significantly in 1999, primarily due to higher research and development spending on advanced life science products.

Sales in Corning's other Advanced Materials businesses, including semiconductor materials and optical products, decreased 2% from 1998 to approximately $390 million. Sales of high purity fused silica products in the semiconductor materials business continued to be impacted by softness in the semiconductor manufacturing equipment industry, particularly during the first half of the year. During the latter part of 1999, Corning brought a portion of its manufacturing facility near Charleston, South Carolina on-line as demand increased. Sales in the optical products business in 1999 were impacted by the continued erosion in the worldwide demand for glass optical products, due to the consumer's increased preference for plastic lenses. Earnings from the other Advanced Materials businesses remained flat in comparison to 1998, as these sales declines were offset by increased equity earnings from Eurokera and Keraglass, S.N.C., French-based manufacturers of glass ceramic cooktops.

In January 2000, Corning sold Quanterra Incorporated to Severn Trent Laboratories for $35 million. Concurrent with management's decision to dispose of this business, Corning recognized an impairment loss in the third quarter of 1999 of $15.5 million ($10.0 million after tax), or $0.04 per share. This impairment charge is not included in the results of the Advanced Materials Segment.

1998 VS. 1997

Sales in the Advanced Materials Segment in 1998 decreased slightly in comparison to 1997, as volume gains in the science products business were offset by a decline in volume in the semiconductor materials and optical products businesses. Segment net income decreased 9% in 1998, primarily due to higher research and development spending within the science products business and expansion related costs in the semiconductor materials business.

Sales in the environmental products business in 1998 were approximately $355 million and comparable to 1997 sales. Strong volume growth in Europe and modest growth in North America were offset by a substantial decline in demand within the Asian market. Earnings in this business increased 36% in 1998, as manufacturing efficiencies offset unfavorable exchange rates. In 1998, Corning announced its plans to build a new $80 million wholly-owned manufacturing facility in China to meet anticipated demand for emission-control products throughout Asia.

Sales in the science products business increased 3% in 1998 to approximately $270 million reflecting volume gains in plastic products driven mainly by international growth and in products used in the advanced life science market. Earnings in this business decreased 22% in 1998 compared to 1997, as volume growth and manufacturing efficiencies were more than offset by higher research and development spending on new products for advanced life science applications.

Sales in Corning's other Advanced Materials businesses declined 4% and approximated $395 million, led by declines in the semiconductor materials and optical products businesses. The semiconductor materials business was impacted by the slowdown in the semiconductor manufacturing equipment industry, which reduced demand and pricing for high purity fused silica products. As a result of the decline in demand for these products, the start-up of Corning's new manufacturing facility near Charleston, South Carolina was delayed until 1999. Sales in the optical products business declined as the preference for lenses continued to shift from glass to plastic. The demand for optical products was also impacted by weakened economies within the Asian, European and Latin American markets. Earnings in these businesses decreased approximately 50% in comparison to 1997, primarily due to the softness in the high purity fused silica and glass optical lenses markets. These volume declines were partially offset by increased equity earnings from Eurokera and Keraglass, S.N.C., as the demand for glass ceramic cooktops grew over 1997 levels.

OUTLOOK: Segment sales in 2000 are expected to increase in comparison to 1999, as increased demand for high purity fused silica, advanced life science and environmental products will offset the impact of the divestiture of Quanterra. Segment net income is expected to increase in 2000 reflecting anticipated growth in the semiconductor materials and environmental businesses, offset in part by the start-up costs of the new catalytic converter production facilities and higher research and development spending on advanced life science products.


--------------------------------------------------------------------------------------------------------------
INFORMATION DISPLAY
(In millions)                                                    1999           1998             1997
--------------------------------------------------------------------------------------------------------------

Net sales                                                      $  701.2       $  644.7          $ 664.2
Research, development and engineering expenses                 $   22.9       $   23.7          $  69.6
Segment earnings before minority interest and
   equity earnings                                             $   57.6       $   39.2          $  16.4
     Minority interest in earnings of subsidiaries                (22.7)         (27.6)           (31.0)
     Equity in earnings of associated companies                    67.8           44.9             21.7
                                                               --------       --------          -------
Segment net income                                             $  102.7       $   56.5          $   7.1
                                                               ========       ========          =======

Segment earnings before minority interest and
   equity earnings as a percentage of segment sales                 8.2%           6.1%             2.5%
Segment net income as a percentage of segment sales                14.6%           8.8%             1.1%
==============================================================================================================


The Information Display Segment manufactures glass panels and funnels for televisions and CRTs (conventional video components), liquid crystal display glass for flat panel display (advanced display products) and projection video lens assemblies.

1999 VS. 1998

Sales in the Information Display Segment increased 9% in 1999 to approximately $700 million in comparison to 1998, primarily due to growth in the advanced display products business, partially offset by declines in the conventional video components business. Segment net income almost doubled, reflecting strong equity earnings and gains within the advanced display products business.

Sales in the conventional video components business declined 6% in 1999 to approximately $355 million, primarily due to volume declines and price reductions caused by a surplus of television glass. Earnings in this business decreased approximately 5% as the impact of volume and price declines more than offset higher equity earnings, cost reductions and the elimination of tank repair costs incurred in the prior year. The increase in equity earnings reflects strong volume and stable pricing at Samsung Corning, a manufacturer based in South Korea that produces glass panels and funnels for television and display monitors.

Sales in the advanced display products business in 1999 increased almost 60% compared to 1998 to approximately $190 million. This significant increase was the result of strong demand for the business' liquid crystal glass for flat panel displays, led by increased penetration into the desktop display market. Earnings in this business increased substantially in 1999, compared to 1998, reflecting volume gains, stable pricing and manufacturing improvements, along with significant equity earnings from Samsung Corning Precision, a Korean manufacturer of liquid crystal display glass. The increase in earnings from Samsung Corning Precision was primarily due to strong volume gains in the Korean marketplace and favorable exchange rates.

As a result of continued strong demand for flat panel displays, Corning continues to produce at maximum manufacturing capacity. To meet this growing demand, Corning announced an expansion and construction project to double its worldwide production capabilities. These plans include an expansion of Corning's facility in Japan and Samsung Corning Precision's facility in Korea in 2000 and the construction of a new finishing facility in Taiwan to be completed in 2001.

Sales in the projection video components business increased 8% in 1999 to approximately $155 million as a result of strong volume growth for projection televisions driven by demand for larger size televisions in the entertainment market sector. Earnings in this business increased approximately 25% in 1999 compared to 1998, primarily due to volume gains and manufacturing efficiencies.

1998 VS. 1997

Sales in the Information Display Segment decreased 3% in 1998, primarily due to lower prices in the conventional video components and advanced display products businesses, partially offset by volume gains in the projection video business. Segment net income increased substantially in 1998 as a result of increased equity earnings, improved performance within the projection video components business and reduced research and development spending.

Sales in the conventional video components business in 1998 totaled approximately $380 million, a decrease of 5% in comparison to 1997, reflecting price reductions caused by a worldwide surplus of television glass. Earnings in this business increased 18% in 1998, primarily due to increased equity earnings from Samsung Corning, which offset the costs incurred from a scheduled glass furnace repair at the consolidated video components business. This increase in equity earnings was driven by significant restructuring and cost control measures implemented during the year.

Sales in the advanced display products business decreased 6% in 1998 to approximately $120 million, as volume gains were offset by price declines and unfavorable exchange rates. This business generated a modest net income in 1998, a significant improvement to the loss in 1997. This trend is primarily due to reduced research and development spending, manufacturing efficiencies and increased equity earnings. Equity earnings growth reflects the results of Samsung Corning Precision, which experienced strong volume growth in the Korean market and favorable exchange rates.

Sales in the projection video components business increased 7% in 1998 to approximately $145 million, primarily due to renewed growth of projection televisions in the consumer market sector. Earnings in this business increased significantly in 1998 reflecting volume gains and continued manufacturing efficiencies.

OUTLOOK: Sales in the Information Display Segment are expected to increase in 2000, primarily reflecting higher demand for Corning's liquid crystal display glass. Segment net income is expected to increase significantly in 2000, primarily due to volume gains and strong equity earnings within the advanced display products business.

NON-SEGMENT RESULTS

Corning's non-segment results include the operations of Steuben, a crystal manufacturer, and equity earnings from Pittsburgh Corning Corporation, Pittsburgh Corning Europe N.V. and other small strategic investments that are not aligned with Corning's three operating segments. In addition, the results of operating segments do not include non-operating gains and restructuring and impairment charges.

NON-OPERATING GAINS

In 1999, Corning recorded a third quarter non-operating gain of $30.0 million ($9.5 million after tax and minority interest), or $0.04 per share, as a result of the sale by Siecor Corporation of Republic Wire and Cable for approximately $52 million in cash and short-term notes.

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

RESTRUCTURING AND IMPAIRMENT CHARGES

In the third quarter of 1999, Corning recognized an impairment loss of $15.5 million ($10.0 million after tax), or $0.04 per share, in connection with management's decision to sell Quanterra Incorporated.

In the second quarter of 1998, Corning recorded a restructuring charge of $84.6 million ($49.2 million after tax and minority interest), or $0.21 per share. The charge was comprised of early retirement incentives offered to certain salaried non-union employees 55 years old or older satisfying service criteria and severance costs associated with workforce reductions of other non-union employees. The restructuring charge related to approximately 650 employees, all of whom were terminated as of June 30, 1999. Corning has paid $62.7 million of restructuring and severance related costs since inception of the plan, $39.4 million of which was paid in 1999. The program required retirees to provide certain information by September 30, 1999. As a result, Corning determined in the fourth quarter that the total costs of the incentive package would be less than anticipated. Consequently, Corning released restructuring reserves totaling $14.1 million pretax ($8.6 million after tax), or $0.03 per share, in the fourth quarter of 1999. The remaining reserve at December 31, 1999 of $7.8 million primarily represents amounts related to lump sum payments to be paid in the first quarter of 2000 in accordance with the original terms of the restructuring plan, as well as amounts to be paid in satisfaction of remaining benefits included in the package. Management estimates that the annualized cost savings related to these programs is approximately $30 million per year after taxes.

TAXES

Corning's effective tax rate for continuing operations, excluding non-recurring items, was 30.0% in 1999, 30.5% in 1998 and 33.3% in 1997. The lower 1999 rate was due to a higher percentage of Corning's earnings resulting from consolidated entities with lower effective tax rates. Note 6 of the Notes to Consolidated Financial Statements reconciles the effective tax rate to the statutory tax rate.

RESULTS OF DISCONTINUED OPERATIONS

On April 1, 1998, Corning completed the recapitalization and sale of a controlling interest in its consumer housewares business (the Consumer transaction). Corning's Supplemental Consolidated Financial Statements report the consumer housewares business as discontinued operations.

Results of discontinued operations in 1999, 1998 and 1997 pertain to the consumer housewares business and include operating results through March 31, 1998. During the fourth quarter of 1999, certain indemnification agreements related to this transaction expired. As a result, Corning recorded income from discontinued operations in 1999 of $4.8 million after tax, or $0.02 per share, from the release of reserves provided at the date of the transaction. Income from discontinued operations in 1998 totaled $66.5 million, or $0.28 per share, and included an after-tax gain from the transaction of $67.1 million, or $0.29 per share, recognized in the second quarter. Income from discontinued operations in 1997 totaled $30.9 million, or $0.13 per share.

Results of discontinued operations include allocations of consolidated interest expense totaling $2.7 million and $13.0 million in 1998 and 1997, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.

On December 31, 1996, Corning distributed shares of Quest Diagnostics Incorporated and Covance Inc., which collectively comprised Corning's Health Care Services Segment, to its shareholders on a pro rata basis (the Distributions). Corning has agreed to indemnify Quest Diagnostics on an after tax basis for the settlement of certain government claims and against certain other claims that were pending at December 31, 1996. Coincident with the Distributions, Corning recorded a payable to Quest Diagnostics of approximately $25 million, which was equal to management's best estimate of amounts which were probable of being paid by Corning to Quest Diagnostics to satisfy the remaining indemnified claims on an after tax basis.

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

LIQUIDITY AND CAPITAL RESOURCES

Corning's working capital increased from $235.6 million at the end of 1998 to $294.5 million at the end of 1999. The ratio of current assets to current liabilities was 1.2 at the end of 1999 and 1998. The increase in working capital is due primarily to higher accounts receivable and inventory balances. Corning's long-term debt as a percentage of total capital increased from 31% at year-end 1998 to 34% at the end of 1999. The increase is primarily due to the issuance of $300 million in long-term debt securities in the first quarter of 1999. The issuance of Corning common stock upon the conversion of the monthly income preferred securities did not impact the percentage of long-term debt to total capital.

In 1998, Corning used a portion of the proceeds from the sale of the consumer housewares business to repay approximately $343 million of short-term borrowings.

Corning believes it has sufficient financial flexibility and ready access to funds to meet seasonal working capital requirements and fund long-term growth opportunities. During 1999, Corning took the following actions to ensure its financial flexibility:

-    Called for the redemption of all Convertible Monthly Income Preferred
     Securities
- Filed with the Securities and Exchange Commission (SEC) a $2 billion shelf registration statement
- Increased its bank credit line commitments by $400 million to a new total of $1.2 billion
- Issued $300 million of debt securities under a shelf registration statement previously filed with the SEC

Corning has identified the following financial needs that will impact its use of funds during 2000:

- In February 2000, Corning completed the previously announced transaction to acquire Siemens AG's worldwide optical cable and hardware business and the remaining 50% of its investment in Siecor Corporation and Siecor GmbH for $1.4 billion. This purchase price includes approximately $120 million of assumed debt and contingent consideration of $145 million.
- Corning anticipates 2000 capital expenditures to approximate $1.2 billion as a result of major capacity additions in the optical fiber and the advanced display products businesses.

To address these needs, Corning undertook the following actions during the first quarter of 2000:

- On January 31, 2000 Corning completed an equity offering of 14,950,000 shares of common stock which generated net proceeds of approximately $2.2 billion.
- In February 2000, Corning completed an offering of Euro-denominated securities which generated net proceeds of approximately $485 million.

In addition to funding the Siemens acquisition, proceeds from the first quarter 2000 financing transactions will be used to repay debt assumed in the merger with Oak and all of Corning's outstanding commercial paper.

CASH FLOWS

Cash and short-term investments at the end of 1999 increased from 1998 by $208.0 million. This increase is the result of operating and financing activities which provided cash of $788.2 million and $344.5 million, respectively, offset partially by investing activities which used $908.8 million of cash. The 1999 year end cash balance includes a substantial cash reserve to ensure adequate liquidity in January 2000. Cash and short-term investments at year end 1998 decreased from 1997 by $51.6 million. This decrease is the result of investing and financing activities, which used a total of $522.3 million in cash, as well as $172.0 million in cash used in discontinued operations, offsetting cash provided by operating activities of $637.6 million.

Net cash provided by operating activities increased in 1999 from 1998 primarily due to the increase in net income from continuing operations before depreciation and amortization. Cash flows from operating activities decreased in 1998 compared to 1997 as lower cash from operations and equity affiliates offset less cash used by working capital.

Net cash used by investing activities totaled $908.8 million in 1999, compared to cash used of $125.7 million and $713.4 million in 1998 and 1997, respectively. The 1998 amount includes the receipt of proceeds from the divestiture of the consumer housewares business.

Corning has invested significant cash in capital expansions in the last three years. Capital spending totaled to $733.4 million, $713.6 million and $745.6 million in 1999, 1998 and 1997, respectively. The high level of capital spending since 1997 relates primarily to capacity expansions in Corning's growth businesses and expanded research and development facilities.

Net cash provided by financing activities totaled $344.5 million in 1999, due primarily to the issuance of long-term debt securities. In 1998, Corning used cash in financing activities of $396.6 million, reflecting repayments of long-term debt with a portion of the proceeds from the divestiture of the consumer housewares business.

Corning repurchased $66.0 million, $59.7 million and $50.1 million of its common stock in 1999, 1998 and 1997, respectively.

Dividends paid to common shareholders in 1999 totaled $175.7 million compared with $166.8 million in 1998 and $166.2 million in 1997.

Cash used in discontinued operations totaled $12.5 million and $172.0 million in 1999 and 1998, respectively. Discontinued operations provided cash of $22.0 million in 1997. The high level of cash used in discontinued operations in 1998 is primarily a result of transaction costs and tax payments related to the Consumer transaction.

DOW CORNING CORPORATION

Corning is a 50% owner of Dow Corning Corporation (Dow Corning), a manufacturer of silicones. The other 50% of Dow Corning is owned by The Dow Chemical Company (Dow Chemical).

On May 15, 1995, Dow Corning voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code as a result of several negative developments related to the breast implant litigation. At that time, Corning management believed it was impossible to predict if and when Dow Corning would successfully emerge from Chapter 11 proceedings. As a result, Corning recorded an after-tax charge of $365.5 million, or $1.62 per share, to fully reserve its investment in Dow Corning and discontinued recognition of equity earnings from Dow Corning in 1995. Note 4 of the Notes to Consolidated Financial Statements include additional financial information related to this investment.

On November 30, 1999, the United States Bankruptcy Court for the Northern District of Michigan entered an order confirming the plan of reorganization (the Joint Plan) filed jointly by Dow Corning and the Committee of Tort Claimants (the Proponents). Despite the broad terms of its confirmation order, the Bankruptcy Court issued an opinion on December 21, 1999 which limited the third-party releases provided in the Joint Plan in favor of the shareholders (Corning and Dow Chemical) and certain other parties. The Court ruled that these releases would apply to all claimants who voted in favor of the Joint Plan and not to those who voted no or abstained. All other aspects of the December 21, 1999 opinion were favorable to the Proponents. Opponents of the Joint Plan have filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants have filed a notice of appeal (as well as motions to vacate and for related relief) seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue and each joined in the motions by the Proponents of the Joint Plan. These appeals and motions are set for argument before the District Court on April 12, 2000. The Proponents contend that the Bankruptcy Court misconstrued the release provisions in the Joint Plan and that the Plan cannot be confirmed without the shareholder releases. The timing and eventual outcome of these proceedings, including any subsequent appeals, remain uncertain.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 10 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $20 million for its estimated liability for environmental cleanup and related litigation at December 31, 1999. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of Corning's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

YEAR 2000 READINESS DISCLOSURE

As of the date of this report, all of Corning's mission-critical systems have been successfully tested for Year 2000 compliance and all of our manufacturing locations are fully operational. Corning completed an assessment and developed an implementation plan to mitigate risks associated with the Year 2000. The assessment and implementation plans addressed both internal systems and external dependencies. Each business unit developed and implemented its own plan of action and Corning managed and monitored its Year 2000 readiness on an enterprise-wide basis. In addition, an external study team assisted Corning in evaluating systems remediation and contingency planning for the Year 2000 project. Progress was monitored and reported to management and to the Audit Committee of the Board of Directors on a regular basis.

Corning used a four-phase process to address its internal systems:

-    Phase 1: Problem Definition
         Included inventorying of software, hardware and interfaces

-    Phase 2: Assessment
         Included identification of what may fail, the impact on operations and a determination of a resolution strategy

-    Phase 3: Planning and Preparation
         Included developing specific plans for implementing the required modifications or replacements

-    Phase 4: Implementation
         Included implementing and testing the planned solutions

Corning completed the Problem Definition and Assessment Phases by December 31, 1998. These phases involved all known areas of concern including business, manufacturing, process controls, engineering, research, and facilities systems, third party suppliers and service providers. Corning completed the Planning and Preparation Phase for all key systems. Corning substantially completed the Implementation Phase for key systems by December 31, 1998, and completed the remainder by October 31, 1999.

During the Problem and Definition Phase, Corning identified 334 key systems which were considered critical to the overall operational success of the Company. These systems are integral to many functional areas and processes, including manufacturing, process controls, financial, order entry and purchasing.

In 1995, Corning initiated a significant project to upgrade and improve access to business information using integrated enterprise-wide corporate applications that were Year 2000 compliant. This initiative had mitigated to some extent the amount of Year 2000 costs incurred. Corning's total cost for Year 2000 compliance was approximately $25 million. This amount included incremental costs of approximately $13 million comprised primarily of contractor costs to modify existing systems. Year 2000 related costs in 2000, if any, are not expected to be material.

In addition to evaluating the readiness of internal systems, Corning's Year 2000 program included a review of its key business processes, internal systems and external dependencies to determine the need for contingency plans. This included a review of Year 2000 preparedness in geographic regions where Corning operates or has other key dependencies. Where there was sufficient risk, contingency plans were developed accordingly.

Although Corning had little control over the Year 2000 readiness of its customers, suppliers and other third party providers, it took appropriate action to determine their level of Year 2000 readiness and the potential impact on Corning. Corning's significant external parties were identified during the business contingency planning process, a process in which each business unit assessed the impact these third parties would have on their operations and the impact they would have on the Company as a whole. Corning communicated with its approximately 750 identified significant customers, suppliers and other third parties to determine the extent to which it was vulnerable to third parties' failures to remediate their own potential Year 2000 problems. These communications included written correspondences, telephone interviews, face-to-face discussions and independent tests. Approximately 85% of these third parties had responded with an assessment of their Year 2000 compliance efforts.

Corning's contingency plans to protect its business from Year 2000 related interruptions included the following:

- enhancing existing contingency procedures to encompass Year 2000 specific risks
-    stocking additional inventory
-    identifying alternative suppliers
-    developing manual contingency procedures for key automated processes
-    increasing year end cash reserves

MARKET RISK DISCLOSURES

Corning operates and conducts business in many foreign countries and as a result is exposed to movements in foreign currency exchange rates. Corning's exposure to exchange rate effects includes:

- Exchange rate movements on financial instruments and transactions denominated in foreign currencies which impact earnings.

- Exchange rate movements upon conversion of net assets in foreign subsidiaries for which the functional currency is not the U.S. Dollar which impact Corning's net equity.

Corning's most significant foreign currency exposures relate to Japan, Korea, and Western European countries. Corning selectively enters into foreign exchange forward contracts with durations generally less than 12 months to hedge its exposure to exchange rate risk on foreign source income and purchases. The hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on Corning's operating results. Corning does not hold or issue any derivative contracts that hedge its foreign currency denominated net asset exposures. In addition, one of Corning's subsidiaries enters into revenue sales contracts for certain of its revenues generated in foreign currencies. Such contracts are not subject to foreign currency gains or losses. Corning does not hold or issue derivative financial instruments for trading purposes.

Equity in earnings of associated companies represented 24% of Corning's income from continuing operations in 1999. Foreign-based affiliates comprised 96% of this amount. Exchange rate fluctuations and actions taken by management of these entities to reduce this risk can affect the earnings of these companies.

Corning uses a sensitivity analysis to assess the market risk associated with its foreign currency exchange risk. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. At December 31, 1999, Corning and its consolidated subsidiaries had open forward contracts, foreign denominated debt and foreign cash and cash equivalent holdings with values exposed to exchange rate movements, all of which were designated as hedges at December 31, 1999. A 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $11.9 million. This amount excludes the effect of a change in exchange rates on the revenue sales contracts as such changes will be offset by a corresponding effect on the underlying revenues.

The nature of Corning's foreign exchange rate risk exposures have not changed materially from December 31, 1998. Corning's acquisition activity in 1999 has expanded its presence in international markets and thus increased its exposures overall.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Corning currently enters into derivatives in the form of foreign currency hedge instruments to reduce its exposure to exchange rate risk on foreign source income and purchases. Management believes that its current foreign currency hedge instruments qualify as hedges under FAS
133. FAS 133 is effective for fiscal years beginning after June 15, 2000, and is not expected to have a material effect on Corning's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS

See Item 14 (a) 1.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

A list of Directors of the Company, appearing under the captions "Nominees for Election" and "Directors Continuing in Office" in the Proxy Statement relating to the annual meeting of shareholders to be held on April 27, 2000, is incorporated by reference in this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Roger G. Ackerman (61)   CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Mr. Ackerman joined Corning in 1962. In 1972 he was appointed president of Corhart Refractories Co. He was elected senior vice president and general manager of Corning Ceramics in 1975, a senior vice president in 1980, director of the Manufacturing and Engineering Division in 1981, and president and chief executive officer of MetPath Inc. (now Quest Diagnostics Incorporated) in 1983. In 1985, he was elected group president and a director. In 1990 Mr. Ackerman was elected president and in 1996 was elected to his present position.

Norman E. Garrity (58)   VICE CHAIRMAN
Mr. Garrity joined Corning in 1966 and subsequently served in a variety of manufacturing and engineering management positions. In 1979 he was appointed sales and marketing manager for Corning Electronics. In 1984 he was appointed general manager of the Electrical Products Division and subsequently appointed vice president. He was elected senior vice president in 1987 and executive vice president in 1990, responsible for the Specialty Materials Group and the manufacturing and engineering function. In 1996 he was elected President, Corning Technologies. He was elected to his present position in 1999.

John W. Loose (57)   PRESIDENT AND CHIEF OPERATING OFFICER
Mr. Loose joined Corning in 1964 and subsequently held a variety of sales and marketing positions in the Consumer Products Division. In 1986 he was appointed vice president and general manager for the Asia-Pacific area. In 1988 he was appointed vice president for Corning International Corporation and president and chief executive officer of Corning Asahi Video Products Company and subsequently senior vice president, International. In April 1990 he was elected executive vice president responsible for the Information Display Group. In 1993, Mr. Loose became responsible for the consumer business and was elected president and chief executive officer of Corning Consumer Products Company. In 1996 he was elected President, Corning Communications. He was elected to his present position in 1999.

Katherine A. Asbeck (43)   VICE PRESIDENT AND CONTROLLER
Ms. Asbeck joined Corning in 1991 as director of accounting. She was appointed assistant controller in 1993, designated chief accounting officer in 1994 and elected vice president and controller effective as of May 16, 1997. Prior to joining Corning, Ms. Asbeck was a senior audit manager of PricewaterhouseCoopers LLP.

Peter Booth (60)   SENIOR VICE PRESIDENT, STRATEGY & DEVELOPMENT
Mr. Booth joined Corning in 1974 as international counsel and was elected a vice president of Corning International Corporation in 1975. He became corporate counsel in 1980. In 1983 he was appointed director of Corporate Plans and elected vice president and secretary. He became executive vice president of Corning Japan K.K. in 1986. In 1991, Mr. Booth was named senior vice president responsible for Strategy and Development.

Charles W. Deneka (55)   EXECUTIVE VICE PRESIDENT AND CHIEF TECHNOLOGY OFFICER
Mr. Deneka joined Corning in 1972 and subsequently held manufacturing, engineering and development positions in several divisions. In 1990, he was named vice president and director of Development responsible for new product development activities. In January 1995, he was appointed senior vice president and chief technical officer. He was elected to his present position in 1999.

Robert L. Ecklin (61)   EXECUTIVE VICE PRESIDENT, ENVIRONMENTAL AND CORPORATE
MARKETING
Mr. Ecklin joined Corning in 1961 and served in a variety of U.S. and international manufacturing and engineering managerial positions. For Corning Engineering he served as its vice president in 1982 and was appointed its president in 1983. In 1986 he became vice president of Business Development. Mr. Ecklin was appointed general manager of the Industrial Products Division in 1989 and senior vice president in 1990. Effective January 1, 1999, he was appointed executive vice president of the Environmental Products Division.

William D. Eggers (55)   SENIOR VICE PRESIDENT AND GENERAL COUNSEL
Mr. Eggers joined Corning in 1997 as vice president and deputy general counsel. He was elected senior vice president and general counsel in February of 1998. Mr. Eggers was a Partner with the Rochester firm of Nixon, Hargrave, Devans & Doyle, LLP, before joining Corning, and was outside litigation counsel for Corning in a number of commercial matters.

James B. Flaws (51)   EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
Mr. Flaws joined Corning in 1973 and has held a variety of positions within Corning's Consumer Products group and in 1991 was appointed vice president and chief financial officer. Mr. Flaws was elected assistant treasurer of Corning Incorporated in 1993, vice president and controller effective as of February 1, 1997 and vice president-finance and treasurer effective as of May 16, 1997. He was elected senior vice president and chief financial officer in December, 1997. He was elected to his present position in 1999.

Edward W. Rich (49)   VICE PRESIDENT AND TREASURER
Mr. Rich joined Corning in 1999 as vice president and treasurer. Prior to joining Corning, Mr. Rich was vice president, finance and treasurer of Lyondell Chemical Company.

Kirk P. Gregg (40)   SENIOR VICE PRESIDENT, ADMINISTRATION
Mr. Gregg joined Corning in 1993 as director of Executive Compensation, was named vice president of Executive Resources and Employee Benefits in December 1994. He was named to his current position in December 1997. Prior to joining Corning, Mr. Gregg was with General Dynamics Corporation as corporate director, Key Management Programs, and was responsible for executive compensation and benefits, executive development and recruiting.

A. John Peck, Jr. (60)   VICE PRESIDENT AND SECRETARY
Mr. Peck joined Corning in 1972. He has served as assistant counsel and as associate counsel in the Legal Department. He was appointed assistant secretary in 1981, elected secretary in 1988, and elected vice president in 1998.

Randall D. Price (52)   EXECUTIVE VICE PRESIDENT, ADVANCED MATERIALS
Mr. Price joined Corning in 1977 and subsequently held various sales, marketing and development positions at several divisions. In 1995, he was appointed division vice president for the Advanced Materials and Process Technology Groups. In April 1996, he was named vice president and general manager of the Advanced Materials Division. Effective January 1, 1999, he was appointed executive vice president of the Advanced Materials Division.

Peter Volanakis (44)   EXECUTIVE VICE PRESIDENT, DISPLAY PRODUCTS AND SCIENCE
PRODUCTS
Mr. Volanakis joined Corning in 1982 and subsequently held various marketing, development and commercial positions in several divisions. In 1991, he was appointed director of corporate marketing. In 1995, he was named executive vice president of Siecor Corporation. He was named senior vice president of Advanced Display Products in October 1997. Effective January 1, 1999, he was appointed executive vice president of the Advanced Display and Science Products Divisions.

Wendell P. Weeks (40)   EXECUTIVE VICE PRESIDENT, OPTO-ELECTRONICS
Mr. Weeks joined Corning in 1983 and has served in various accounting, business development, and business manager positions. In 1992, he was named general manager and director of external development, Opto-Electronics Components Business, division vice president in July 1994, and deputy general manager in June 1995. He was appointed vice president and general manager of the Telecommunications Products Division in March 1996 and senior vice president effective November 1, 1997. Effective January 1, 1999, he was appointed executive vice president of Opto-Electronics.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

Information covering Management Remuneration and Transactions, appearing under the captions "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Other Matters" in the Proxy Statement relating to the annual meeting of shareholders to be held on April 27, 2000, is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to Security Ownership of Certain Beneficial Owners, appearing under the caption "Security Ownership of Certain Beneficial Owners" in the Proxy Statement relating to the annual meeting of shareholders to be held on April 27, 2000, is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A description of transactions with management and others and certain business relationships, appearing under the captions "Directors' Compensation and Other Matters Relating to Directors" and "Other Matters" in the Proxy Statement relating to the annual meeting of shareholders to be held on April 27, 2000, is incorporated by reference in this Annual Report on Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      DOCUMENTS FILED AS PART OF THIS REPORT:

         1. Index to financial statements and financial statement schedules, filed as part of this report:


                                                                                    Page

                  Report of Independent Accountants                                  26

                  Consolidated Statements of Income                                  27

                  Consolidated Balance Sheets                                        28

                  Consolidated Statements of Cash Flows                              29

                  Consolidated Statements of Changes in Shareholders' Equity         30

                  Notes to Consolidated Financial Statements                        31-54

                  Financial Statement Schedule:

                           II       Valuation Accounts and Reserves                  55

         2.  Supplementary Data:
                  Quarterly Operating Results and Related Market Data                56
                  Five Years in Review - Historical Comparison                      57-58
                  Investor Information                                              59-60

         3. Exhibits filed as part of this report: see (c) below.


(B)      REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF FISCAL 1999:

         A report on Form 8-K dated October 13, 1999, filed in connection with the registrant's third quarter results.

         A report on Form 8-K dated November 18, 1999, filed in connection with the registrant's proposed merger with Oak Industries Inc.

         A report on Form 8-K dated December 28, 1999, filed in connection with the registrant's pro forma financial information in connection with the proposed merger with Oak Industries Inc.

         A report on Form 8-K dated December 29, 1999, filed in connection with the registrant's agreement to acquire Siemens AG's worldwide optical cable and hardware business and the remaining 50% of its two co-investments with Siemens.

(C)      EXHIBITS FILED AS PART OF THIS REPORT:

         #3 (i)   Articles of Incorporation of the Registrant:

                  Restated Certificate of Incorporation, dated April 24, 1997, filed with the Secretary of State of the State of New York on November 19, 1998, which appears as Exhibit 3(i) to the 1998 Annual Report on Form 10-K, is incorporated herein by reference in this Annual Report on Form 10-K.

         #3 (ii) By-laws of the Registrant as amended to and effective as of October 6, 1998, which appear as Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 is incorporated herein by reference in this Annual Report on Form 10-K.

(C)      EXHIBITS FILED AS PART OF THIS REPORT (CONTINUED):

         #4 Rights Agreement dated June 5, 1996, that defines the preferred share purchase rights which trade with the Registrant's common stock, which appears as Exhibit 1 to Form 8-K, dated July 10, 1996, is incorporated herein by reference in this Annual Report on Form 10-K.

         #12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

         #21      Subsidiaries of the Registrant at December 31, 1999

         #23      Consent of Independent Accountants

         #24      Powers of Attorney

         #27      Financial Data Schedule

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated



By               /s/ Roger G. Ackerman             Chairman and
       ----------------------------------------    Chief Executive Officer                  March 7, 2000
                  (Roger G. Ackerman)


By               /s/ James B. Flaws                Executive Vice President and             March 7, 2000
       ----------------------------------------    Chief Financial Officer
                  (James B. Flaws)


By               /s/ Katherine A. Asbeck           Vice President and Controller            March 7, 2000
       ----------------------------------------
                 (Katherine A. Asbeck)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated.


                                                   Capacity                                     Date


                      *                            Chairman and                             March 7, 2000
-----------------------------------------------    Chief Executive Officer
             (Roger G. Ackerman)


                      *                            Director                                 March 7, 2000
-----------------------------------------------
               (Robert Barker)


                                                   Director                                 March 7, 2000
-----------------------------------------------
             (John Seely Brown)


                      *                            Director                                 March 7, 2000
-----------------------------------------------
              (John H. Foster)


                      *                            Director                                 March 7, 2000
-----------------------------------------------
             (Norman E. Garrity)


                      *                            Director                                 March 7, 2000
-----------------------------------------------
                (Gordon Gund)


                      *                            Director                                 March 7, 2000
-----------------------------------------------
             (John M. Hennessy)




                      *                            Director                                 March 7, 2000
-----------------------------------------------
             (James R. Houghton)


                      *                            Director                                 March 7, 2000
-----------------------------------------------
             (James W. Kinnear)


                      *                            Director                                 March 7, 2000
-----------------------------------------------
               (John W. Loose)


                      *                            Director                                 March 7, 2000
-----------------------------------------------
             (James J. O'Connor)


                      *                            Director                                 March 7, 2000
-----------------------------------------------
             (Catherine A. Rein)


                                                   Director                                 March 7, 2000
-----------------------------------------------
             (Deborah D. Rieman)


                      *                            Director                                 March 7, 2000
-----------------------------------------------
              (H. Onno Ruding)


                      *                            Director                                 March 7, 2000
-----------------------------------------------
           (William D. Smithburg)



*By              /s/ William D. Eggers
     ------------------------------------------
         (William D. Eggers, Attorney-in-fact)


REPORT OF INDEPENDENT ACCOUNTANTS

PRICEWATERHOUSECOOPERS LLP


To the Board of Directors and Shareholders of Corning Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 22 present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 1999 and 1998, and the results of their operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(1) on page 22 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, New York  10019

January 24, 2000, except for Notes 2, 13, and 18, which are as of February 14, 2000.


CONSOLIDATED STATEMENTS OF INCOME                                                     Corning Incorporated and Subsidiary Companies
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)                                                 1999              1998              1997
----------------------------------------------------------------------------------------------------------------------------------
REVENUES

  Net sales                                                                          $  4,297.2        $ 3,484.0        $  3,516.8
  Royalty, interest and dividend income                                                    40.9             48.4              37.5
  Non-operating gains                                                                      30.0             39.7
----------------------------------------------------------------------------------------------------------------------------------

                                                                                        4,368.1          3,572.1           3,554.3
------------------------------------------------------------------------------------------------------------------------------------

DEDUCTIONS

  Cost of sales                                                                         2,639.4          2,138.1           2,026.3
  Selling, general and administrative expenses                                            602.5            487.7             541.6
  Research, development and engineering expenses                                          362.6            293.9             250.3
  Provision for impairment and restructuring                                                1.4             84.6
  Amortization of purchased intangibles including goodwill                                 20.7             15.8              16.0
  Interest expense, net                                                                    79.9             56.7              72.0
  Other, net                                                                               40.8             55.7              18.9
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before taxes on income                                  620.8            439.6             629.2
Taxes on income from continuing operations                                                188.6            132.8             209.5
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before minority interest
  and equity earnings                                                                     432.2            306.8             419.7
Minority interest in earnings of subsidiaries                                             (66.8)           (60.9)            (76.3)
Dividends on convertible preferred securities of subsidiary                                (2.3)           (13.7)            (13.7)
Equity in earnings of associated companies                                                113.8             95.3              79.2
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                                         476.9            327.5             408.9
Income from discontinued operations, net of income taxes                                    4.8             66.5              30.9
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                           $    481.7        $   394.0        $    439.8
====================================================================================================================================

BASIC EARNINGS PER SHARE:

  Continuing operations                                                              $     1.98        $    1.42        $     1.79
  Discontinued operations                                                                  0.02             0.29              0.13
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                           $     2.00        $    1.71        $     1.92
====================================================================================================================================

DILUTED EARNINGS PER SHARE:
  Continuing operations                                                              $     1.93        $    1.39        $     1.72
  Discontinued operations                                                                  0.02             0.28              0.13
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                           $     1.95        $    1.67        $     1.85
====================================================================================================================================

Shares used in computing earnings per share
  Basic earnings per share                                                                240.6            229.6             228.1
  Diluted earnings per share                                                              247.7            243.9             245.4


The accompanying notes are an integral part of these statements.


CONSOLIDATED BALANCE SHEETS                                                           Corning Incorporated and Subsidiary Companies
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      December 31,
----------------------------------------------------------------------------------------------------------------------------------
(In millions, except share amounts)                                                           1999                   1998
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                                                                   $    116.3            $     12.2
  Short-term investments, at cost, which approximates market value                            137.1                  33.2
  Accounts receivable, net of doubtful accounts and
   allowances - $16.7/1999; $15.2/1998                                                        797.5                 636.0
  Inventories                                                                                 525.3                 458.7
  Deferred taxes on income and other current assets                                           206.3                 170.2
----------------------------------------------------------------------------------------------------------------------------------

  Total current assets                                                                      1,782.5               1,310.3
----------------------------------------------------------------------------------------------------------------------------------

Investments
  Associated companies, at equity                                                             412.5                 313.1
  Others, at cost or fair value                                                                82.4                  53.1
Plant and equipment, at cost, net of accumulated depreciation                               3,103.1               2,684.9
Goodwill and other intangible assets, net of accumulated
  amortization - $81.6/1999; $66.7/1998                                                       319.3                 309.7
Other assets                                                                                  312.4                 310.8
----------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                             $  6,012.2            $  4,981.9
==================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Loans payable                                                                          $    418.5            $    204.6
  Accounts payable                                                                            390.9                 291.7
  Other accrued liabilities                                                                   678.6                 578.4
----------------------------------------------------------------------------------------------------------------------------------

  Total current liabilities                                                                 1,488.0               1,074.7
----------------------------------------------------------------------------------------------------------------------------------

Other liabilities                                                                             710.0                 674.1
Loans payable beyond one year                                                               1,288.7                 998.3
Minority interest in subsidiary companies                                                     284.8                 346.1
Convertible preferred securities of subsidiary                                                                      365.2
Convertible preferred stock                                                                    13.5                  17.9
Common shareholders' equity
  Common stock, including excess over par value
    and other capital - par value $0.50 per share;
    Shares authorized: 500 million;
    Shares issued: 270.4 million/1999; 265.9 million/1998                                   1,072.7                 766.0
  Retained earnings                                                                         1,826.5               1,521.7
  Less cost of 25.0 million/1999 and 34.4 million/1998
    shares of common stock in treasury                                                       (656.0)               (790.0)
  Accumulated other comprehensive income (loss)                                               (16.0)                  7.9
----------------------------------------------------------------------------------------------------------------------------------

  Total common shareholders' equity                                                         2,227.2               1,505.6
----------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $  6,012.2            $  4,981.9
==================================================================================================================================



The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS                                                 Corning Incorporated and Subsidiary Companies
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                                 1999         1998         1997
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $   481.7     $  394.0     $  439.8
   Adjustments to reconcile net income to net cash
     provided by operating activities of continuing operations:
     Income from discontinued operations                                                       (4.8)       (66.5)       (30.9)
     Depreciation and amortization                                                            380.7        298.0        285.9
     Non-operating gains                                                                      (30.0)       (39.7)
     Provision for impairment and restructuring, net of cash spent                              1.4         61.3
     Employee benefit expense in excess of (less than) cash funding                           (16.0)        40.6         35.2
     Equity in earnings of associated companies in excess of dividends received               (62.9)       (32.0)       (13.9)
     Minority interest in earnings of subsidiaries
       in excess of dividends paid                                                             50.5          8.7         40.8
     (Gains) losses on disposition of properties and investments                                8.8          9.3         (6.2)
     Deferred tax provision (benefit)                                                          36.0         (4.0)       (10.3)
     Other                                                                                     25.3         34.4          3.8
   Changes in operating assets and liabilities:
     Accounts receivable                                                                     (136.2)       (56.1)       (69.9)
     Inventories                                                                              (80.1)        (7.3)       (69.5)
     Other current assets                                                                       6.9        (14.0)        (8.4)
     Accounts payable and other current liabilities                                           126.9         10.9         57.7
----------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                            788.2        637.6        654.1
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to plant and equipment                                                          (733.4)      (713.6)      (745.6)
   Acquisitions of businesses, net                                                           (187.3)       (43.5)       (32.0)
   Net proceeds from disposition of properties and investments                                 67.9        140.3         56.2
   Proceeds from divestiture of consumer housewares business                                               593.1
   Net increase in long-term investments                                                      (37.7)      (102.1)        (8.8)
   Other, net                                                                                 (18.3)         0.1         16.8
----------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS                               (908.8)      (125.7)      (713.4)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of loans                                                            636.1        300.4        129.8
   Repayments of loans                                                                       (138.2)      (148.4)       (33.0)
   Repayments of loans with proceeds from divestiture of
      consumer housewares business                                                                        (343.0)
   Proceeds from issuance of common stock                                                      89.5         22.4         37.2
   Repurchases of common stock                                                                (66.0)       (59.7)       (50.1)
   Dividends paid                                                                            (176.9)      (168.3)      (167.8)
----------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS                  344.5       (396.6)       (83.9)
----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                               (3.4)         5.1          3.1
Cash provided by (used in) discontinued operations                                            (12.5)      (172.0)        22.0
----------------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                       208.0        (51.6)      (118.1)
Cash and cash equivalents at beginning of year                                                 45.4         97.0        215.1
----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $   253.4     $   45.4     $   97.0
==================================================================================================================================



The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY                            Corning Incorporated and Subsidiary Companies
----------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)

                                                                                                         Accumulated
                                                       Capital in                                           other           Total
                                              Common    excess of    Unearned     Retained   Treasury   comprehensive  shareholders'
                                               stock    par value  compensation   earnings     stock    income (loss)      equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                    $130.5   $   562.3     $(126.8)     $1,024.0   $(672.5)      $ 43.6       $   961.1

Net income                                                                           439.8                                  439.8
Foreign currency translation adjustment                                                                     (75.8)          (75.8)
                                                                                                                         --------
Total comprehensive income                                                                                                  364.0

Shares issued                                    1.7       111.0                                                            112.7
Corning Stock Ownership Trust                               (0.2)       14.5                                                 14.3
Repurchases of shares                                                                          (50.1)                       (50.1)
Tax benefit from exercise of options                        10.0                                                             10.0
Dividends on stock ($0.72 per share)                                                (167.8)                                (167.8)
Other, net                                                   9.8        (5.6)                   (1.9)                         2.3
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                     132.2       692.9      (117.9)      1,296.0    (724.5)       (32.2)        1,246.5

Net income                                                                           394.0                                  394.0
Foreign currency translation adjustment                                                                      41.1            41.1
Unrealized loss on marketable
  securities, net of tax                                                                                     (1.0)           (1.0)
                                                                                                                         --------
Total comprehensive income                                                                                                  434.1

Shares issued                                    0.8        42.7                                                             43.5
Corning Stock Ownership Trust                               15.6        (3.1)                                                12.5
Repurchases of shares                                                                          (59.7)                       (59.7)
Tax benefit from exercise of options                        12.1                                                             12.1
Dividends on stock ($0.72 per share)                                                (168.3)                                (168.3)
Other, net                                                   0.8       (10.1)                   (5.8)                       (15.1)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                     133.0       764.1      (131.1)      1,521.7    (790.0)         7.9         1,505.6

Net income                                                                           481.7                                  481.7
Foreign currency translation adjustment                                                                     (43.9)          (43.9)
Unrealized gain on marketable
  securities, net of tax                                                                                     23.2            23.2
Realized gains on securities, net of tax                                                                     (3.2)           (3.2)
                                                                                                                         --------
Total comprehensive income                                                                                                  457.8

Conversion of monthly income preferred
   securities                                              102.7                               262.6                        365.3
Shares issued                                    2.2       135.2                                                            137.4
Corning Stock Ownership Trust                              144.8      (127.3)                                                17.5
Repurchases of shares                                                                          (66.0)                       (66.0)
Tax benefit from exercise of options                        45.0                                                             45.0
Dividends on stock ($0.72 per share)                                                (176.9)                                (176.9)
Other, net                                                               4.1                   (62.6)                       (58.5)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                    $135.2   $ 1,191.8     $(254.3)     $1,826.5   $(656.0)      $(16.0)       $2,227.2
====================================================================================================================================



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

MARKETABLE SECURITIES

Corning's marketable securities consist of equity securities classified as available-for-sale which are stated at estimated fair value based primarily upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are reported as a separate component of accumulated other comprehensive income in shareholders' equity until realized. A decline in the value of any marketable security below cost that is deemed other than temporary is charged to earnings, resulting in a new cost basis for the security.

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

PROPERTY AND DEPRECIATION

Land, buildings and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties using straight-line and accelerated methods. The estimated useful lives range from 20-40 years for buildings and 3-20 years for the majority of Corning's equipment.

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

2.   BUSINESS COMBINATIONS AND DIVESTITURES

POOLING OF INTERESTS

On January 28, 2000, Corning merged with Oak Industries Inc. (Oak Industries) in a pooling of interests transaction. Oak Industries' shareholders received 0.83 of a share of Corning stock for each share of Oak Industries stock they owned. Corning issued approximately 14.8 million shares of Corning common stock. Merger related expenses of approximately $45 million pre-tax will be recorded in the first quarter of 2000. The unaudited pro forma impact of the merger on Corning's historical results of operations is as follows:


----------------------------------------------------------------------------------------

                                          1999              1998              1997
----------------------------------------------------------------------------------------

Total revenues                         $ 4,812.5         $  3,921.6        $ 3,870.1
Net income                             $   515.8         $    421.3        $   461.5
Basic earnings per share
   Continuing operations               $    2.00         $     1.45        $    1.77
   Discontinued operations                  0.02               0.27             0.12
                                       ---------         ----------        ---------
Net income                             $    2.02         $     1.72        $    1.89
                                       ---------         ----------        ---------

Diluted earnings per share
   Continuing operations               $    1.95         $     1.42        $    1.71
   Discontinued operations                  0.02               0.25             0.11
                                       ---------         ----------        ---------
Net income                             $    1.97         $     1.67        $    1.82
                                       ---------         ----------        ---------

----------------------------------------------------------------------------------------

Corning will subsequently restate its financial statements to present the combined results of the merged companies within an amended Form 10-K filing.

PURCHASES

In February 2000, Corning acquired Siemens AG's worldwide optical cable and hardware business and the remaining 50% of its investments in Siecor Corporation and Siecor GmbH for $1.4 billion. The purchase price includes approximately $120 million in assumed debt and $145 million in contingent performance payments to be paid, if earned, over a four-year period. The acquisition was recorded using the purchase method of accounting. Corning funded the acquisition with proceeds received from a common stock offering completed in January 2000.

In December 1999, Corning completed acquisitions with an aggregate purchase price of $17.5 million in cash. The excess purchase price over the fair value of net tangible assets acquired totaled $8.5 million and is being amortized over periods of up to 10 years. These acquisitions are not significant to the consolidated financial statements.

During the third quarter of 1999, Corning acquired the 21% interest in Corning Japan K.K. it did not own for cash consideration of approximately $32 million. The excess purchase price over the fair value of the net assets acquired, accounted for as goodwill, was approximately $18 million and is being amortized over 20 years. Corning Japan K.K. produces flat panel display glass within the Information Display Segment, and will continue to be consolidated within Corning's operating results.

On April 30, 1999, Corning acquired BICC, plc's telecommunications cable business and the 50% equity interest in Optical Waveguides Australia, Pty. Ltd.
(OWA) it did not already own for cash consideration of approximately $135 million. The acquisition was recorded using the purchase method of accounting. The excess purchase price over the fair value of the net tangible assets acquired, accounted for as goodwill and other intangible assets, was approximately $37 million and is being amortized over periods ranging from 5 to 25 years. During the third and fourth quarters, adjustments to purchase accounting increased goodwill and primarily reduced property, plant and equipment. OWA became a wholly owned subsidiary as a result of this transaction and the results of its operations are included in the consolidated financial statements from the date of the transaction. The acquisition in comparison to Corning's consolidated results was not material.

 On December 1, 1998, Corning acquired the 50% interest in Optical Fibres previously owned by BICC, plc. The consideration was comprised of approximately $47 million in cash and the assumption of $27 million in debt. The acquisition was recorded using the purchase method of accounting. During the fourth quarter of 1999, adjustments to purchase accounting eliminated intangible assets and increased property, plant and equipment. Optical Fibres became a wholly owned subsidiary as a result of this transaction and the results of its operations are included in the consolidated financial statements from the date of the transaction. These results are not material to Corning's consolidated financial statements.

In April 1997, Corning acquired 100% of the stock of Optical Corporation of America (OCA) for a total purchase price of approximately $70 million. The consideration was comprised of approximately 950,000 shares of Corning stock, options and $32 million of cash. The acquisition was recorded using the purchase method of accounting. The results of operations of OCA are included in the consolidated financial statements from the date of acquisition. The excess cost over the fair value of the net tangible assets acquired was approximately $52 million and is being amortized over periods of up to 20 years.

DIVESTITURES

In January 2000, Corning sold Quanterra Incorporated to Severn Trent Laboratories for $35 million. Concurrent with management's decision to dispose of this business, Corning recognized an impairment loss of $15.5 million pre-tax ($10.0 million after tax), or $0.04 per share, in the third quarter of 1999. The impairment loss reduced Corning's investment in these assets to an amount equal to management's current estimate of fair value. The results of operations of this business are not material to Corning.

During the third quarter of 1999, Corning sold Republic Wire and Cable, a manufacturer of elevator cables and a subsidiary of Siecor Corporation, for approximately $52 million in cash and short-term notes. Corning recorded a non-operating gain of $30 million ($9.5 million after tax and minority interest), or $0.04 per share, as a result of this transaction.

In the fourth quarter of 1998, Corning recorded a non-operating gain of $19.2 million ($9.7 million after tax), or $0.04 per share, related to the divestiture of several small businesses within the science products division.

In February 1997, Corning sold its Serengeti eyewear business to Solar-Mates, Inc. for approximately $28 million. The gain recognized on this transaction was not material.

OTHER

In June 1998, Molecular Simulations, Inc. (MSI) merged with Pharmacopeia, Inc., a publicly traded company. Corning previously owned 35% of MSI and owned approximately 15% of the combined entity at the time of the merger. Corning realized a non-operating gain of $20.5 million ($13.2 million after tax), or $0.06 per share, from this transaction.

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

Corning's reportable segments include Telecommunications, Advanced Materials and Information Display. The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment and photonic modules and components for the worldwide telecommunications industry. The Advanced Materials Segment manufactures specialized products with unique properties for customer applications utilizing glass, glass ceramic and polymer technologies. Businesses within this segment include environmental products, science products, semiconductor materials and optical and lighting products. The Information Display Segment manufactures glass panels and funnels for televisions and CRTs, and projection video lens assemblies and liquid crystal display glass for flat panel displays.

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


OPERATING SEGMENTS                                                                       Advanced      Information       Total
                                                                  Telecommunications     Materials       Display       Segments
----------------------------------------------------------------------------------------------------------------------------------
1999

NET SALES                                                                 $2,514.3       $1,053.9         $701.2        $4,269.4
Depreciation and amortization (1)                                            215.6           83.3           80.0           378.9
Research, development and engineering expenses (2)                           245.2           94.5           22.9           362.6
Interest income (3)                                                            8.5            2.0            0.8            11.3
Interest expense (4)                                                          45.5           22.7           11.2            79.4
Income tax expense                                                           119.0           43.0           19.0           181.0
SEGMENT EARNINGS BEFORE MINORITY INTEREST AND EQUITY EARNINGS (5)            273.0           90.9           57.6           421.5
Minority interest in earnings of subsidiaries                                (34.6)                        (22.7)          (57.3)
Equity in earnings of associated companies                                    16.4           21.7           67.8           105.9
SEGMENT NET INCOME                                                           254.8          112.6          102.7           470.1
Investment in associated companies, at equity                                 49.0           45.3          261.0           355.3
Segment assets (6)                                                         2,299.6          878.8        1,011.5         4,189.9
Capital expenditures                                                         305.5          112.9           59.5           477.9
----------------------------------------------------------------------------------------------------------------------------------

1998

NET SALES                                                                 $1,791.7       $1,020.1         $644.7        $3,456.5
Depreciation and amortization (1)                                            143.5           78.8           74.5           296.8
Research, development and engineering expenses (2)                           190.2           80.0           23.7           293.9
Interest income (3)                                                            9.5            3.2            1.1            13.8
Interest expense (4)                                                          29.7           16.7           10.0            56.4
Income tax expense                                                           101.4           38.4            8.2           148.0
SEGMENT EARNINGS BEFORE MINORITY INTEREST AND EQUITY EARNINGS (5)            221.9           75.9           39.2           337.0
Minority interest in earnings of subsidiaries                                (37.3)           0.3          (27.6)          (64.6)
Equity in earnings of associated companies                                    20.7           17.6           44.9            83.2
SEGMENT NET INCOME                                                           205.3           93.8           56.5           355.6
Investment in associated companies, at equity                                 25.8           42.0          190.4           258.2
Segment assets (6)                                                         1,887.1          837.7          915.1         3,639.9
Capital expenditures                                                         260.0          131.0           53.0           444.0
----------------------------------------------------------------------------------------------------------------------------------

1997

NET SALES                                                                 $1,795.3       $1,030.4         $664.2        $3,489.9
Depreciation and amortization (1)                                            130.7           82.0           71.8           284.5
Research, development and engineering expenses (2)                           117.1           63.6           69.6           250.3
Interest income (3)                                                            3.6            2.5            1.0             7.1
Interest expense (4)                                                          34.3           23.5           13.8            71.6
Income tax expense                                                           163.9           50.8           (8.6)          206.1
SEGMENT EARNINGS BEFORE MINORITY INTEREST AND EQUITY EARNINGS (5)            307.3           89.8           16.4           413.5
Minority interest in earnings of subsidiaries                                (46.0)           0.7          (31.0)          (76.3)
Equity in earnings of associated companies                                    36.2           13.1           21.7            71.0
SEGMENT NET INCOME                                                           297.5          103.6            7.1           408.2
Investment in associated companies, at equity                                 62.8           35.3          142.2           240.3
Segment assets (6)                                                         1,599.2          762.6          841.4         3,203.2
Capital expenditures                                                         336.0          117.0          119.0           572.0
----------------------------------------------------------------------------------------------------------------------------------


(1) Includes an allocation of depreciation of corporate property, plant and equipment not specifically identifiable to a segment. Related depreciable assets are not allocated to segment assets.
(2) Non-direct research, development and engineering expenses are allocated based upon direct project spending for each segment.
(3) Interest income is allocated to segments based on a percentage of segment net operating assets.
(4) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(5) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(6) Includes inventory, accounts receivable, plant, property and equipment, investments in associated equity companies and goodwill specifically identifiable to segments.

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:


                                                                             1999            1998          1997
---------------------------------------------------------------------------------------------------------------------
REVENUES
Total segment net sales                                                   $  4,269.4      $ 3,456.5     $  3,489.9
Non-segment net sales (1)                                                       27.8           27.5           26.9
Royalty, interest and dividend income                                           40.9           48.4           37.5
Non-operating gains                                                             30.0           39.7
---------------------------------------------------------------------------------------------------------------------
   Total revenues                                                         $  4,368.1      $ 3,572.1     $  3,554.3

NET INCOME
Total segment net income (2)                                              $    470.1      $   355.6     $    408.2
   UNALLOCATED ITEMS:
Non-segment income (1)                                                          20.2           39.5           10.0
Provision for impairment and restructuring (3)                                  (1.4)         (84.6)
Minority interest                                                               (9.5)           3.7
Interest expense                                                                (0.5)          (0.3)          (0.4)
Income tax (4)                                                                  (7.6)          15.2           (3.4)
Equity in earnings of associated companies (1)                                   7.9           12.1            8.2
Dividends on convertible preferred securities of subsidiary                     (2.3)         (13.7)         (13.7)
---------------------------------------------------------------------------------------------------------------------
   Net income from continuing operations                                  $    476.9      $   327.5     $    408.9

ASSETS
Total segment assets                                                      $  4,189.9      $ 3,639.9     $  3,203.2
   NON-SEGMENT ASSETS:
Net assets of discontinued operations                                                                        357.6
Property, plant and equipment (5)                                              828.9          624.7          523.2
Investments (6)                                                                139.6          108.1           69.7
Other assets (7)                                                               312.4          310.7          263.1
Remaining corporate assets (8)                                                 541.4          298.5          275.1
---------------------------------------------------------------------------------------------------------------------
   Total consolidated assets                                              $  6,012.2      $ 4,981.9     $  4,691.9
=====================================================================================================================



(1) Includes amounts derived from corporate investments. Non-segment income also includes non-operating gains.
(2)  Includes royalty, interest and dividend income.
(3) The 1999 amount is the net impact of a $15.5 million impairment charge related to the Advanced Materials Segment and the release of restructuring reserves totaling $14.1 million. See Note 8 to the consolidated financial statements for further discussion of the restructuring reserve. The portion of the 1998 restructuring charge related to Telecommunications, Advanced Materials and Information Display Segments was $8.3 million, $26.9 million, and $16.3 million, respectively. The remainder pertains to corporate functions.
(4) Includes tax associated with the impairment and restructuring charges and non-operating gains.
(5) Represents corporate property, plant and equipment not specifically identifiable to a segment.
(6) Represents corporate investments in associated companies, both at cost and at equity.
(7) Includes current corporate assets, primarily cash, short-term investments and deferred taxes.
(8) Includes non-current corporate assets, primarily pension assets and deferred taxes.


OTHER SIGNIFICANT ITEMS                                             SEGMENT       RECONCILING  CONSOLIDATED
                                                                     TOTAL        ADJUSTMENTS      TOTAL
------------------------------------------------------------------------------------------------------------
1999

Depreciation and amortization                                      $  378.9         $  1.8       $  380.7
Interest expense                                                       79.4            0.5           79.9
Income taxes                                                          181.0            7.6          188.6
Equity in earnings of associated companies                            105.9            7.9          113.8
Minority interest                                                     (57.3)          (9.5)         (66.8)
Investment in associated companies, at equity                         355.3           57.2          412.5
Capital expenditures                                                  477.9          255.5 (1)      733.4
------------------------------------------------------------------------------------------------------------

1998
Depreciation and amortization                                      $  296.8         $  1.2       $  298.0
Interest expense                                                       56.4            0.3           56.7
Income taxes                                                          148.0          (15.2)         132.8
Equity in earnings of associated companies                             83.2           12.1           95.3
Minority interest                                                     (64.6)           3.7          (60.9)
Investment in associated companies, at equity                         258.2           54.9          313.1
Capital expenditures                                                  444.0          269.6 (1)      713.6
------------------------------------------------------------------------------------------------------------

1997
Depreciation and amortization                                      $  284.5         $  1.4       $  285.9
Interest expense                                                       71.6            0.4           72.0
Income taxes                                                          206.1            3.4          209.5
Equity in earnings of associated companies                             71.0            8.2           79.2
Investment in associated companies, at equity                         240.3           52.6          292.9
Capital expenditures                                                  572.0          173.6 (1)      745.6
------------------------------------------------------------------------------------------------------------


(1) Includes capital spending on shared research facilities of $134.5 million, $166.0 million and $82.4 million in 1999, 1998 and 1997, respectively.

Information concerning principal geographic areas is as follows:


                                                 1999                           1998                         1997
-----------------------------------------------------------------------------------------------------------------------------
                                         Net         Non-current          Net      Non-current         Net       Non-current
                                        Sales        Assets (1)          Sales     Assets (1)         Sales      Assets (1)
-----------------------------------------------------------------------------------------------------------------------------
North America
   United States                      $2,504.4        $3,186.0         $2,257.4    $2,877.5         $2,206.8      $2,436.8
   Canada                                453.2            88.3            301.7        89.9            246.8          90.8
   Mexico                                 41.5            57.5             37.0        43.3             37.9          25.9
-----------------------------------------------------------------------------------------------------------------------------
       Total North America             2,999.1         3,331.8          2,596.1     3,010.7          2,491.5       2,553.5

Asia Pacific
   Japan                                 377.7           148.5            308.8       109.6            360.4         103.4
   China                                  76.6            27.5             74.6         0.9            119.6           1.0
   Korea                                  49.9           264.6             24.0       195.2             29.5         135.9
   Other                                  75.2            45.7             35.5        15.1             42.0          16.0
-----------------------------------------------------------------------------------------------------------------------------
       Total Asia Pacific                579.4           486.3            442.9       320.8            551.5         256.3

Europe
   Germany                               185.8            51.7            117.6        49.0            101.8          45.9
   France                                 95.9            89.5             72.6        75.8             85.0          58.8
   United Kingdom                        122.1           150.4             73.8        76.0             66.0          60.0
   Other                                 230.8            53.3            109.3        22.5            100.3          26.8
-----------------------------------------------------------------------------------------------------------------------------
       Total Europe                      634.6           344.9            373.3       223.3            353.1         191.5

Latin America
   Brazil                                 41.8            20.7             29.9        10.4             74.1          11.7
   Other                                  10.2                             10.9                         18.4           0.4
-----------------------------------------------------------------------------------------------------------------------------
       Total Latin America                52.0            20.7             40.8        10.4             92.5          12.1

All Other                                 32.1             7.9             30.9        22.0             28.2           8.5
-----------------------------------------------------------------------------------------------------------------------------
       Total                          $4,297.2        $4,191.6         $3,484.0    $3,587.2         $3,516.8      $3,021.9
=============================================================================================================================


(1) Excludes net assets of discontinued operations of $357.6 million in 1997 and deferred taxes of $38.1 million, $84.4 million and $113.3 million in 1999, 1998 and 1997, respectively.

4.   INVESTMENTS

ASSOCIATED COMPANIES AT EQUITY, OTHER THAN DOW CORNING CORPORATION

Samsung Corning Company Ltd., a 50%-owned South Korea-based manufacturer of glass panels and funnels for television and display monitors, represented $220.5 million and $174.4 million of Corning's investments accounted for by the equity method at year end 1999 and 1998, respectively.

The financial position and results of operations of Samsung Corning and Corning's other equity companies are summarized as follows:


                                                      1999                       1998                      1997
-------------------------------------------------------------------------------------------------------------------------
                                               Samsung       Total       Samsung        Total       Samsung       Total
                                               Corning      Equity       Corning       Equity       Corning      Equity
                                              Co. Ltd.     Companies    Co. Ltd.      Companies    Co. Ltd.    Companies
-------------------------------------------------------------------------------------------------------------------------
Net sales                                   $    964.6  $   1,824.7    $    884.1   $  1,652.9    $   997.4  $  1,808.1
Gross profit                                     275.6        581.1         239.6        571.7        265.8       637.9
Net income                                        96.5        247.4          77.8        224.8         63.6       177.7
-------------------------------------------------------------------------------------------------------------------------

Corning's equity in net income (1)          $     47.7  $     113.8    $     38.4   $     95.3    $    31.1  $     79.2
-------------------------------------------------------------------------------------------------------------------------

Current assets                              $    274.5  $     595.5    $    362.6   $    647.8    $   371.9  $    775.4
Non-current assets                             1,006.9      1,332.4       1,022.7      1,320.2        934.4     1,311.9
-------------------------------------------------------------------------------------------------------------------------

Current liabilities                         $    282.4  $     462.7    $    369.7   $    532.9    $   291.0  $    537.0
Non-current liabilities                          512.7        631.7         657.3        757.3        717.1       884.5
=========================================================================================================================



(1) Equity in earnings shown above and in the Consolidated Statements of Income are net of amounts recorded for income tax.

Dividends received from Samsung Corning and Corning's other equity companies totaled $50.9 million, $63.3 million and $65.3 million in 1999, 1998 and 1997, respectively. At December 31, 1999, approximately $337.9 million of equity in undistributed earnings of equity companies was included in Corning's retained earnings.

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

On November 30, 1999, the United States Bankruptcy Court for the Northern District of Michigan entered an order confirming the plan of reorganization (the Joint Plan) filed jointly by Dow Corning and the Committee of Tort Claimants (the Proponents). Despite the broad terms of its confirmation order, the Bankruptcy Court issued an opinion on December 21, 1999 which limited the third-party releases provided in the Joint Plan in favor of the shareholders (Corning and Dow Chemical) and certain other parties. The Court ruled that these releases would apply to all claimants who voted in favor of the Joint Plan and not to those who voted no or abstained. All other aspects of the December 21, 1999 opinion were favorable to the Proponents. Opponents of the Joint Plan have filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants have filed a notice of appeal (as well as motions to vacate and for related relief) seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue and each joined in the motions by the Proponents of the Joint Plan. These appeals and motions are set for argument before the District Court on April 12, 2000. The Proponents contend that the Bankruptcy Court misconstrued the release provisions in the Joint Plan and that the Plan cannot be confirmed without the shareholder releases. The timing and eventual outcome of these proceedings, including any subsequent appeals, remain uncertain.

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

The financial position and results of operations of Dow Corning are summarized in the table below (amounts in millions):


---------------------------------------------------------------------------------------------------
                                                      1999              1998              1997
---------------------------------------------------------------------------------------------------
Net sales                                          $  2,603.3        $ 2,568.0        $  2,643.5
Gross profit                                            772.2            826.7             895.3
Net income (loss)                                       109.7           (595.0)            237.6
---------------------------------------------------------------------------------------------------

Current assets                                     $  1,601.7        $ 1,555.6        $  1,378.8
Non-current assets                                    4,625.4          4,610.7           3,939.9
---------------------------------------------------------------------------------------------------

Current liabilities                                $    769.9        $   729.2        $    489.8
Non-current liabilities                                 366.5            391.2             361.5
Liabilities subject to compromise (1)                 4,592.3          4,609.6           3,441.1
Shareholders' equity                                    498.4            436.3           1,026.3
===================================================================================================


(1) Dow Corning's financial statements for 1999, 1998 and 1997 have been prepared in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," (SOP 90-7). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the filing date (May 15, 1995) and identification of all transactions and events that are directly associated with the reorganization.

Dow Corning's 1998 results reflect the impact of a pre-tax charge of approximately $1.3 billion ($800 million after tax), representing Dow Corning's best estimate of the anticipated financial consequences to be incurred in resolving all claims arising from the Chapter 11 proceedings and from the breast implant controversy. This charge was taken because Dow Corning's management concluded that implementation of the Joint Plan is probable.

Dow Corning's 1998 and 1997 results have also been impacted by the suspension of interest payments and reorganization costs resulting from the Chapter 11 proceedings.

OTHER INVESTMENTS

Corning's other investments include equity securities, which are classified as available-for-sale. At December 31, 1999, the fair value and cost of Corning's equity securities was $82.4 million and $51.3 million, respectively. The difference includes gross unrealized gains of $32.8 million and gross unrealized losses of $1.7 million. At December 31, 1998, the fair value and cost of Corning's equity securities was $53.1 million and $54.7 million, respectively. The difference includes gross unrealized gains of $0.3 million and gross unrealized losses of $1.9 million. The net change in the unrealized gain/(loss) on marketable securities classified as available-for-sale included as a component of accumulated other comprehensive income was $31.1 million and $(1.6) million for the years ended December 31, 1999 and 1998, respectively.

Proceeds from sales of marketable securities were $0.8 million and $5.0 million in 1999 and 1998, respectively, and related net realized gains included in income were $0.3 million in both 1999 and 1998.

5.   EMPLOYEE RETIREMENT PLANS

Corning has defined benefit pension plans covering certain domestic and international employees. Corning's funding policy has been to contribute as necessary an amount determined jointly by Corning and its consulting actuaries, which provides for the current cost and amortization of prior service cost. Corning and certain of its domestic subsidiaries also offer defined benefit postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age. Corning's principal retiree medical plans require retiree contributions each year equal to the excess of medical cost increases over general inflation rates.

The change in benefit obligation and funded status of Corning's employee retirement plans are as follows:


----------------------------------------------------------------------------------------------------------------------------
                                                                   PENSION BENEFITS              POSTRETIREMENT BENEFITS
                                                                   ----------------              -----------------------
                                                                1999              1998           1999              1998
----------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                      $ (1,517.2)      $ (1,246.0)      $ (632.3)       $  (520.7)
Service cost                                                      (26.8)           (22.4)         (11.6)            (9.6)
Interest cost                                                     (92.7)           (95.0)         (39.8)           (40.2)
Plan participants' contribution                                    (2.5)            (2.5)          (1.7)            (1.5)
Amendments                                                        (61.5)           (17.7)          (0.9)            (1.3)
Curtailments                                                                       (21.9)                           (8.7)
Gain/(loss) from changes in actuarial assumptions                 153.7           (166.9)          58.0            (44.1)
Experience gain/(loss)                                             42.3            (43.2)           1.3            (42.0)
Benefits paid                                                     113.5             98.4           34.7             35.8
----------------------------------------------------------------------------------------------------------------------------

Benefit obligation at end of year                            $ (1,391.2)      $ (1,517.2)      $ (592.3)       $  (632.3)
============================================================================================================================

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year               $  1,496.2       $  1,443.4
Actual return on plan assets                                      253.1            125.0
Employer contribution                                              36.0             23.7
Plan participants' contributions                                    2.5              2.5
Benefits paid                                                    (113.5)           (98.4)
----------------------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of year                     $  1,674.3       $  1,496.2
============================================================================================================================

Funded status                                                $    283.1       $    (21.0)      $ (592.3)       $  (632.3)
Unrecognized transition amount                                     (2.3)            (3.1)
Unrecognized prior service cost                                   148.4            109.8           (3.4)            (4.7)
Unrecognized net (gains)/losses from changes
  in actuarial assumptions                                       (327.3)             5.7          (17.4)            39.1
----------------------------------------------------------------------------------------------------------------------------

Recognized asset (liability)                                 $    101.9       $     91.4       $ (613.1)       $  (597.9)
============================================================================================================================

Less current portion                                                                               39.1             38.1
----------------------------------------------------------------------------------------------------------------------------

Accrued postretirement liability                                                               $ (574.0)       $  (559.8)
============================================================================================================================


Defined benefit pension plan assets are comprised principally of publicly traded debt and equity securities. Corning common stock represented 4.1% and 3.5% of plan assets at year end 1999 and 1998, respectively. Corning has not funded its postretirement obligations.

The weighted-average assumptions for Corning's employee retirement plans are as follows:


---------------------------------------------------------------------------------------------------------------------------
                                                                   PENSION BENEFITS              POSTRETIREMENT BENEFITS
                                                                ----------------------           -----------------------
                                                                1999              1998           1999              1998
---------------------------------------------------------------------------------------------------------------------------

Discount rate                                                   7.75%             6.5%           7.75%             6.5%
Expected return on plan assets                                  9.0%              9.0%
Rate of compensation increase                                   4.5%              4.0%
===========================================================================================================================


Corning's consolidated postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. The health care cost trend rate for Corning's principal plan is assumed to be 7.75% in 1999 for covered individuals under age 65 decreasing gradually to 5.0% in 2010 and thereafter. For covered individuals over 65, the rate is assumed to be 7.08% in 1999 decreasing gradually to 5.0% in 2010 and thereafter.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in 1999 assumed health care trend rates would have the following effects:


---------------------------------------------------------------------------------------------------------------------------
                                                                                        1-PERCENTAGE-POINT
                                                                                    INCREASE          DECREASE
---------------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components                               $ 3.9            $ (3.5)

Effect on postretirement benefit obligation                                            44.0             (40.2)
---------------------------------------------------------------------------------------------------------------------------

The components of net periodic benefit cost for Corning's employee retirement plans are as follows:


---------------------------------------------------------------------------------------------------------------------------
                                                          PENSION BENEFITS                     POSTRETIREMENT BENEFITS
                                                   -------------------------------         ------------------------------
                                                   1999         1998          1997         1999         1998         1997
---------------------------------------------------------------------------------------------------------------------------

Service cost                                      $ 26.8       $ 22.4      $  19.1       $  11.6       $  9.6       $  8.4
Interest cost                                       92.7         95.0         88.1          39.8         40.2         37.0
Expected return on plan assets                    (129.0)      (118.3)      (107.7)
Amortization of transition asset                    (0.6)        (0.6)        (0.7)          0.2                      (0.2)
Amortization of net loss                             2.2          1.8          3.8
Amortization of prior service cost                  13.5         13.1         11.7          (0.9)        (1.1)        (1.6)
---------------------------------------------------------------------------------------------------------------------------

Net periodic benefit cost                            5.6         13.4         14.3          50.7         48.7         43.6

Recognition of curtailment and settlement            5.4         14.2 (1)
Recognition of special termination benefits (2)                   7.5                                     0.5
---------------------------------------------------------------------------------------------------------------------------

Total cost                                        $ 11.0       $ 35.1      $  14.3       $  50.7       $ 49.2       $ 43.6
===========================================================================================================================


(1) Included in the gain on sale of the consumer housewares business, which is recorded in income from discontinued operations.
(2)  Included in the provision for restructuring.

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement liability at the beginning of the year. In addition to defined benefit retirement plans, Corning offers defined contribution plans covering employees meeting certain eligibility requirements. Total consolidated defined contribution expense was $47.0 million in 1999, $37.0 million in 1998 and $30.6 million in 1997.

6.   TAXES ON INCOME


----------------------------------------------------------------------------------------------------------------------------------

                                                                                           1999            1998          1997
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes on income:
   U.S. companies                                                                        $  476.8        $ 340.1       $  545.1
   Non-U.S. companies                                                                       144.0           99.5           84.1
----------------------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                                            $  620.8        $ 439.6       $  629.2
==================================================================================================================================

Taxes on income from continuing operations                                               $  188.6        $ 132.8       $  209.5
----------------------------------------------------------------------------------------------------------------------------------

Effective tax rate reconciliation:
   Statutory U.S. tax rate                                                                   35.0%          35.0%          35.0%
   State taxes, net of federal benefit                                                        0.7            0.7            1.6
   Foreign and other tax credits                                                             (0.4)          (0.8)          (0.6)
   Lower taxes on subsidiary earnings                                                        (2.5)          (6.1)          (2.7)
   Other                                                                                     (2.4)           1.4
----------------------------------------------------------------------------------------------------------------------------------

Effective tax rate                                                                           30.4%          30.2%          33.3%
==================================================================================================================================

Components of net tax expense:
   Taxes on income from continuing operations                                            $  188.6        $ 132.8       $  209.5
   Taxes on equity in earnings                                                               16.2           19.3           13.8
   Tax benefits included in common shareholders' equity                                     (32.2)         (21.4)         (18.8)
----------------------------------------------------------------------------------------------------------------------------------

   Net tax expense before discontinued operations                                           172.6          130.7          204.5
   Income tax expense from discontinued operations                                            3.1           76.6           17.7
----------------------------------------------------------------------------------------------------------------------------------

Net tax expense                                                                          $  175.7        $ 207.3       $  222.2
==================================================================================================================================

Current and deferred tax expense (benefit) before discontinued operations:
Current:
   U.S.                                                                                  $   32.0        $  69.7       $  139.1
   State and municipal                                                                        5.5            8.0           20.1
   Foreign                                                                                   79.4           57.0           55.6
Deferred:
   U.S.                                                                                      50.0           (4.1)         (11.2)
   State and municipal                                                                        4.7           (1.3)          (4.2)
   Foreign                                                                                    1.0            1.4            5.1
----------------------------------------------------------------------------------------------------------------------------------

Net tax expense before discontinued operations                                           $  172.6        $ 130.7       $  204.5
==================================================================================================================================


The tax effects of temporary differences and carry forwards that gave rise to significant portions of the deferred tax assets and liabilities as of year end are comprised of the following:


-------------------------------------------------------------------------------------------

                                                               1999              1998
-------------------------------------------------------------------------------------------

       Post retirement medical and life benefits            $  240.9           $ 235.0
       Other employee benefits                                  59.2              46.0
       Other accrued liabilities                                29.8              27.6
       Restructuring reserves                                    3.3              25.2
       Loss and tax credit carryforwards                        76.4              50.6
       Other                                                    29.7              31.4
-------------------------------------------------------------------------------------------

       Gross deferred tax assets                               439.3             415.8
       Deferred tax assets valuation allowance                 (50.0)            (33.8)
-------------------------------------------------------------------------------------------

       Deferred tax assets                                     389.3             382.0
-------------------------------------------------------------------------------------------

       Fixed assets                                           (176.5)           (136.7)
       Pensions                                                (41.0)            (35.3)
       Other                                                   (24.6)            (19.4)
-------------------------------------------------------------------------------------------

       Deferred tax liabilities                               (242.1)           (191.4)
-------------------------------------------------------------------------------------------

       Net deferred tax assets                              $  147.2           $ 190.6
===========================================================================================


The net change in the total valuation allowance for the years ended December 31, 1999, and 1998, was an increase of $16.2 million and $11.8 million, respectively.

Corning currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent they are currently taxable or expected to be remitted. Taxes have not been provided on $564.2 million of accumulated foreign unremitted earnings which are expected to remain invested indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, if these earnings were remitted, income taxes payable would be provided at a rate which is significantly lower than the effective tax rate.

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

Total payments for taxes on income were $172.8 million, $184.3 million and $209.4 million during 1999, 1998 and 1997, respectively. Deferred income tax benefits totaling $103.0 million and $106.2 million were included in other current assets at year end 1999 and 1998, respectively. At December 31, 1999, Corning had tax benefits attributable to loss carryforwards and credits aggregating $76.4 million that expire at various dates through 2014.

7.   SUPPLEMENTAL INCOME STATEMENT DATA


----------------------------------------------------------------------------------------------------------
                                                                1999            1998           1997
----------------------------------------------------------------------------------------------------------

Depreciation expense                                          $ 356.7        $  278.2        $ 265.4
Amortization of purchased intangibles including goodwill         20.7            15.8           16.0
Amortization of other intangible assets                           3.3             4.0            4.5
----------------------------------------------------------------------------------------------------------

Depreciation and amortization expense                         $ 380.7        $  298.0        $ 285.9
==========================================================================================================

Rental expense                                                $  59.4        $   54.0        $  47.6
----------------------------------------------------------------------------------------------------------

Interest expense incurred                                     $ 121.2        $  103.5        $  96.7
Interest capitalized                                            (41.3)          (46.8)         (24.7)
----------------------------------------------------------------------------------------------------------

Interest expense, net                                         $  79.9        $   56.7        $  72.0
==========================================================================================================

Interest paid                                                 $ 119.0        $  103.8        $ 111.1
----------------------------------------------------------------------------------------------------------


Consolidated interest expense allocated to discontinued operations totaled $2.7 million and $13.0 million in 1998 and 1997, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.

8.   PROVISION FOR RESTRUCTURING

In the second quarter of 1998, Corning recorded a restructuring charge of $84.6 million ($49.2 million after tax and minority interest), or $0.21 per share. The charge was comprised of early retirement incentives offered to certain salaried non-union employees 55 years old or older satisfying service criteria and severance costs associated with workforce reductions of other non-union employees. The restructuring charge related to approximately 650 employees, all of whom were terminated as of June 30, 1999. Corning has paid $62.7 million of restructuring and severance related costs since inception of the plan, $39.4 million of which was paid in 1999. The program required retirees to provide certain information by September 30, 1999. As a result Corning determined in the fourth quarter that the total costs of the incentive package would be less than anticipated. Consequently, Corning released restructuring reserves totaling $14.1 million pre-tax ($8.6 million after tax), or $0.03 per share, in the fourth quarter of 1999. The remaining reserve at December 31, 1999 of $7.8 million primarily represents amounts related to lump sum payments to be paid in the first quarter of 2000 in accordance with the original terms of the restructuring plan, as well as amounts to be paid in satisfaction of remaining benefits included in the package. Management estimates that the annualized cost savings related to these programs is approximately $30 million per year after taxes.

9.   SUPPLEMENTAL BALANCE SHEET DATA


-------------------------------------------------------------------------------------------------------
                                                                    1999                     1998
-------------------------------------------------------------------------------------------------------
INVENTORIES
   Finished goods                                              $    197.4                $    205.6
   Work in process                                                  112.8                     104.9
   Raw materials and accessories                                    133.6                      96.7
   Supplies and packing materials                                    81.5                      70.6
-------------------------------------------------------------------------------------------------------
   Total inventories valued at current cost                         525.3                     477.8
   Reduction to LIFO valuation (1)                                                            (19.1)
-------------------------------------------------------------------------------------------------------
   Inventories                                                 $    525.3                $    458.7
=======================================================================================================
PLANT AND EQUIPMENT
   Land                                                        $     67.2                $     57.3
   Buildings                                                      1,416.0                     944.1
   Equipment                                                      3,859.6                   3,677.4
-------------------------------------------------------------------------------------------------------
                                                                  5,342.8                   4,678.8
   Accumulated depreciation                                      (2,239.7)                 (1,993.9)
-------------------------------------------------------------------------------------------------------
   Plant and equipment, net                                    $  3,103.1                $  2,684.9
=======================================================================================================

OTHER ACCRUED LIABILITIES
   Taxes on income                                             $    112.3                $    159.7
   Restructuring reserves                                             7.8                      61.3
   Wages and employee benefits                                      212.1                     157.0
   Dividends payable to minority shareholders                        95.0
   Other liabilities                                                251.4                     200.4
-------------------------------------------------------------------------------------------------------
   Other accrued liabilities                                   $    678.6                $    578.4
-------------------------------------------------------------------------------------------------------


(1) Corning historically used the last-in, first-out (LIFO) method for approximately 45% of its inventories, with the remaining inventories valued on a first-in, first-out (FIFO) basis. In the second quarter of 1999, Corning changed its method of determining the cost of its LIFO inventories to the FIFO method. As a result of declining costs and prices for such inventories, Corning believes that the use of the FIFO method results in a more current inventory valuation at period end dates and minimizes the likelihood of lower-of-cost-or-market valuation issues. As a result, Corning recorded a charge of approximately $5.8 million ($3.9 million after tax) in the second quarter of 1999. The impact of this change on historical operating results was not material and, accordingly, the historical financial statements have not been restated to reflect this change.

10.  LOANS PAYABLE


----------------------------------------------------------------------------------------------------------------------------

                                                                                          1999                     1998
----------------------------------------------------------------------------------------------------------------------------
LOANS PAYABLE
    Current maturities of loans payable beyond one year                              $     43.4                $    134.8
    Other short-term borrowings                                                           375.1                      69.8
----------------------------------------------------------------------------------------------------------------------------

                                                                                     $    418.5                $    204.6
============================================================================================================================

LOANS PAYABLE BEYOND ONE YEAR
    Notes, 8.75%, due 1999                                                           $                         $    100.0
    Series A senior notes, 7.99%, due 1999                                                                           12.0
    Series B senior notes, 8.4%, due 2002                                                  21.5                      28.5
    Debentures, 8.25%, due 2002                                                            75.0                      75.0
    Debentures, 6%, due 2003                                                               99.8                      99.6
    Debentures, 7% due 2007, net of unamortized discount of
      $34.6 million in 1999 and $37.1 million in 1998                                      65.4                      62.9
    Notes, 6.73%, due 2008                                                                 32.8                      36.4
    Notes, 6.83%, due 2009                                                                 27.2                      30.0
    Notes, 6.3%, due 2009                                                                 150.0
    Debentures, 6.75%, due 2013                                                            99.6                      99.6
    Debentures, 8.875%, due 2016                                                           74.5                      74.5
    Debentures, 8.875%, due 2021                                                           74.9                      74.9
    Debentures, 7.625%, putable in 2004, due 2024                                          99.7                      99.7
    Medium-term notes, average rate 7.8%, due through 2025                                265.0                     265.0
    Debentures, 6.85%, due 2029                                                           149.7
    Other, average rate 5.0%, Due through 2016                                             97.0                      75.0
----------------------------------------------------------------------------------------------------------------------------

                                                                                        1,332.1                   1,133.1
    Less current maturities                                                                43.4                     134.8
----------------------------------------------------------------------------------------------------------------------------

                                                                                    $   1,288.7                $    998.3
============================================================================================================================

At December 31, 1999 and 1998, the weighted-average interest rate on short-term borrowings was 6.1% and 5.2%, respectively.

At December 31, 1999, loans payable beyond one year become payable:


================================================================================

    2001            2002               2003             2004            2005-2029
--------------------------------------------------------------------------------

    $44.9            $96.6            $185.1            $12.7            $949.4
================================================================================


Based on borrowing rates currently available to Corning for loans with similar terms and maturities, the fair value of loans payable beyond one year was $1.3 billion at year end 1999.

In January 2000, Corning called and retired two long-term note issues of Siecor Corporation, 6.73% due 2008 and 6.83% due 2009, in the aggregate principal amount of $60.0 million.

Unused bank revolving credit agreements in effect at December 31, 1999 provide for Corning to borrow up to $1.2 billion. The revolving credit agreements provide for borrowing of U.S. dollars and Eurocurrency at various rates.

At December 31, 1999, Corning had the flexibility of issuing up to $2.4 billion in debt and equity securities under its shelf registration statement filed earlier in the year. Upon closing of the equity offering in January 2000 Corning has depleted this capacity.

11.  CONVERTIBLE MONTHLY INCOME PREFERRED SECURITIES

During the first quarter of 1999, Corning Delaware L.P., a special purpose limited partnership in which Corning was the sole general partner, called for the redemption of all Convertible Monthly Income Preferred Securities (MIPS). The MIPS were guaranteed by Corning and convertible into Corning common stock at a rate of 1.534 shares of Corning common stock for each MIPS. As of March 31, 1999, all of the MIPS were converted into 11.5 million shares of Corning common stock. The conversion caused Corning's reported income to increase in comparison to 1998, but has no impact on Corning's diluted earnings per share.

12.  CONVERTIBLE PREFERRED STOCK

Corning has 10 million authorized shares of Series Preferred Stock, par value $100 per share. Of the authorized shares, Corning has designated 2.4 million shares as Series A Junior Participating Preferred Stock for which no shares have been issued.

At year end 1999, 1998 and 1997, 134,700, 178,700 and 198,100 shares of Series B
Convertible Preferred Stock were outstanding, respectively. Each Series B share is convertible into 4.79 shares of Corning common stock and has voting rights equivalent to four common shares. The Series B shares were sold exclusively to the trustee of Corning's existing employee investment plans, based upon directions from plan participants. Participants may cause Corning to redeem the shares at 100% of par upon reaching age 55 or later, retirement, termination of employment or in certain cases of financial hardship. The Series B shares are redeemable by Corning at $100 per share.

13.  COMMON SHAREHOLDERS' EQUITY

On January 31, 2000, Corning completed an equity offering of 14,950,000 shares of common stock generating net proceeds to Corning of approximately $2.2 billion.

Corning has established the Corning Stock Ownership Trust (CSOT) to fund future employee purchases of common stock through its contributions to Corning's Investment and Employee Stock Purchase Plans (the Plans). Corning sold 4 million treasury shares to the CSOT. At December 31, 1999, 1.6 million shares remained in the CSOT. Shares held by the CSOT are not considered outstanding for earnings per common share calculations until released to the Plans. Corning and the trustee of the CSOT reached an agreement whereby the trustee waived its right to receive the Distribution of Quest Diagnostics and Covance and, in lieu thereof, received 400,000 additional shares of Corning common stock.

Corning repurchased approximately 1.4 million, 2.0 million and 1.1 million shares of its common stock in 1999, 1998 and 1997, respectively.

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

Components of other comprehensive income (loss) accumulated in shareholders' equity are as follows (in millions):


-----------------------------------------------------------------------------------------------------------
                                                           FOREIGN         UNREALIZED       ACCUMULATED
                                                          CURRENCY       GAINS (LOSSES)        OTHER
                                                         TRANSLATION      ON MARKETABLE    COMPREHENSIVE
                                                         ADJUSTMENT        SECURITIES      INCOME (LOSS)
-----------------------------------------------------------------------------------------------------------

DECEMBER 31, 1996                                          $  43.6                            $  43.6
Foreign currency translation adjustment                      (75.8)                             (75.8)
                                                           -------------------------------------------

DECEMBER 31, 1997                                          $ (32.2)                           $ (32.2)
Foreign currency translation adjustment                       41.1                               41.1
Unrealized loss on marketable securities
  (net of tax of $0.6 million)                                              $   (1.0)            (1.0)
                                                           -------------------------------------------

DECEMBER 31, 1998                                          $   8.9          $   (1.0)         $   7.9
Foreign currency translation adjustment                      (43.9)                             (43.9)
Unrealized gain on marketable securities
  (net of tax of $14.9 million)                                                 23.2             23.2
Realized gains on securities (net of tax of $2.1 million)                       (3.2)            (3.2)
                                                           -------------------------------------------

DECEMBER 31, 1999                                          $ (35.0)         $   19.0          $ (16.0)
                                                           -------------------------------------------

14.  EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible preferred shares outstanding at the beginning of the year were converted at those dates, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by Corning with the related proceeds.

A reconciliation of the basic and diluted earnings per share from continuing operations computations for 1999, 1998 and 1997 are as follows:


                                                                  For the years ended December 31,
                                  ------------------------------------------------------------------------------------------------
                                              1999                             1998                              1997
                                  -------------------------------   ------------------------------   -----------------------------
                                            Weighted-                        Weighted-                        Weighted-
                                             Average                          Average                          Average
                                             Shares     Per Share              Shares    Per Share              Shares   Per Share
                                  Income  (in millions)  Amount     Income  (in millions)  Amount    Income  (in millions)  Amount
                                  ------  -------------  ------     ------  -------------  ------    ------  -------------  ------
Income from continuing
  operations                     $476.9                             $327.5                           $408.9
Less:  Preferred stock
  dividends                        (1.2)                              (1.5)                            (1.6)
                                 -----------------------------      ----------------------------     ----------------------------

BASIC EARNINGS PER SHARE          475.7       240.6     $1.98        326.0      229.6      $1.42      407.3      228.1      $1.79
                                                        -----                              -----                            -----

EFFECT OF DILUTIVE SECURITIES
Options                                         4.5                               2.8                              4.8
Convertible preferred
   securities of subsidiary         2.3         1.9                   13.7       11.5                  13.7       11.5
Convertible preferred stock         1.2         0.7                                                     1.6        1.0
                                 ----------------------------       ----------------------------     ----------------------------

DILUTED EARNINGS PER SHARE       $479.2       247.7     $1.93       $339.7      243.9      $1.39     $422.6      245.4      $1.72
                                 ============================       ============================     ============================


During the first quarter of 1999, the convertible monthly income preferred securities (MIPS) were redeemed and converted into 11.5 million shares of Corning common stock. The MIPS dividends paid prior to the date of the conversion are reflected within the dilutive earnings per share calculation for 1999.

At December 31, 1998, 178,700 shares of Series B Convertible Preferred Stock were outstanding. Each Series B share is convertible into 4.79 shares of Corning common stock. These shares were not included in the calculation of diluted earnings per share due to the anti-dilutive effect they would have had on earnings per share if converted.

15.  STOCK COMPENSATION PLANS

At December 31, 1999, Corning's stock compensation programs are in accordance with the 1998 Employee Equity Participation Program (Program). This Program provides for approximately 9.0 million shares of Corning common stock to be available for sale or grant, including approximately 1.0 million shares carried over from the 1994 equity plan. At December 31, 1999, 4.8 million shares were available under the Program.

STOCK OPTION PLAN

Corning stock option plans provide non-qualified and incentive stock options to purchase unissued or treasury shares at the market price on the grant date generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

Transactions for the three years ended December 31, 1999 were:


----------------------------------------------------------------------------------------------------------------------------
                                                                                        Number                Weighted-
                                                                                     of Shares                  Average
                                                                                (in thousands)           Exercise Price
----------------------------------------------------------------------------------------------------------------------------

Options outstanding January 1, 1997                                                    11,279                    $24.26
Options granted under Plan                                                                929                     41.10
Options exercised                                                                      (2,114)                    15.82
Options terminated                                                                       (152)                    25.93
----------------------------------------------------------------------------------------------------------------------------

Options outstanding January 1, 1998                                                     9,942                    $26.83
Options granted under Plan                                                              2,745                     30.66
Options exercised                                                                        (888)                    19.30
Options terminated                                                                       (112)                    32.67
----------------------------------------------------------------------------------------------------------------------------

Options outstanding January 1, 1999                                                    11,687                    $28.25
Options granted under Plan                                                              1,582                     78.22
Options exercised                                                                      (4,142)                    26.38
Options terminated                                                                        (79)                    35.68
----------------------------------------------------------------------------------------------------------------------------

Options outstanding December 31, 1999                                                   9,048                    $37.78
============================================================================================================================


The number of options exercisable and the corresponding weighted-average exercise price was 3.6 million and $29.61 at December 31, 1999, 5.8 million and $26.83 at December 31, 1998 and 5.3 million and $24.73 at December 31, 1997. The weighted-average fair value of options granted was $28.35 in 1999, $9.31 in 1998 and $14.45 in 1997.

The following table summarizes information about stock options outstanding at December 31, 1999:


                                           Options Outstanding                                Options Exercisable
-----------------------------------------------------------------------------------------------------------------------------
                                 Number                                                           Number
                          Outstanding at           Remaining           Weighted-          Exercisable at          Weighted-
         Range of      December 31, 1999    Contractual Life             Average       December 31, 1999            Average
  Exercise Prices         (in thousands)            in Years      Exercise Price          (in thousands)     Exercise Price
-----------------------------------------------------------------------------------------------------------------------------

   $ 3.49 to 25.28                   725                 3.9              $21.70                     725             $21.70
   $26.04 to 26.87                 2,451                 5.7              $26.13                   1,192             $26.18
   $28.02 to 32.14                 2,706                 8.0              $28.38                     545             $29.36
   $32.30 to 59.22                 1,722                 6.4              $39.89                   1,084             $38.64
  $59.50 to  95.34                   627                 9.3              $61.05                       5             $61.91
  $95.50 to 125.84                   817                 9.9              $95.82
-----------------------------------------------------------------------------------------------------------------------------
                                   9,048                 7.0              $37.78                   3,551             $29.61
=============================================================================================================================


INCENTIVE STOCK PLANS

The Incentive Stock Plan permits stock grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration.

In 1999, 1998 and 1997, grants of 383,000, 698,000 and 999,000 shares, respectively, were made under this plan. The weighted-average price of the grants was $67.31 in 1999, $33.52 in 1998 and $40.07 in 1997, respectively. A total of 2.4 million shares issued in prior years remain subject to forfeiture at December 31, 1999.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" (FAS 123). This statement defines a fair value-based method of accounting for employee stock options and similar equity investments and encourages adoption of that method of accounting for employee stock compensation plans. However, it also allows entities to continue to measure compensation cost for employee stock compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Corning applies APB 25 accounting for its stock-based compensation plans. Compensation expense is recorded for awards of shares or share rights over the period earned. Compensation expense of $6.2 million, $4.6 million and $29.2 million was recorded in 1999, 1998 and 1997, respectively.

PRO FORMA IMPACT

Corning has adopted the disclosure-only provisions of FAS 123. If Corning had elected to recognize compensation expense under FAS 123, Corning's net income in 1999, 1998 and 1997 would have decreased by $17.0 million, $9.0 million and $5.3 million, respectively. Corning's diluted earnings per share amounts in 1999, 1998 and 1997 would have decreased by $0.07, $0.04 and $0.02, respectively.

FAS 123 requires that reload options be treated as separate grants from the related original option grants. Under Corning's reload program, upon exercise of an option, employees may tender unrestricted shares owned at the time of exercise to pay the exercise price and related tax withholding, and receive a reload option covering the same number of shares tendered for such purposes at the market price on the date of exercise. The reload options vest in one year and are only granted in certain circumstances according to the original terms of the option being exercised. The existence of the reload feature results in a greater number of options being measured.

For purposes of FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rate of 5.7%, 4.4% and 6.4%; dividend yield of 1.2%, 1.7% and 1.6%; expected volatility of 33.0%, 29.0% and 25.0% and expected life of 6 years.

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

16.  COMMITMENTS, CONTINGENCIES, GUARANTEES AND HEDGING ACTIVITIES

COMMITMENTS AND GUARANTEES

Minimum rental commitments under leases outstanding at December 31, 1999 are (in millions):


=====================================================================================================

    2000            2001              2002              2003             2004              2005-2020
-----------------------------------------------------------------------------------------------------

    $43.5            $37.1            $31.6             $28.0            $26.5             $159.9
=====================================================================================================


At December 31, 1999, future minimum lease payments to be received under a noncancelable sublease to Quest Diagnostics totaled $60.6 million. Quest Diagnostics, in turn, has a noncancelable sublease covering approximately $40.0 million of the minimum lease payments due to Corning. Corning has agreed to indemnify Quest Diagnostics should Quest Diagnostics' sublease default on the minimum lease payments. Additionally, Corning continues to guarantee certain obligations of Quest Diagnostics totaling $14.8 million.

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

The ability of certain subsidiaries and associated companies to transfer funds is limited by provisions of certain loan agreements and foreign government regulations. At December 31, 1999, the amount of equity subject to such restrictions for consolidated subsidiaries totaled $145.5 million. While this amount is legally restricted, it does not result in operational difficulties since Corning has generally permitted subsidiaries to retain a majority of equity to support their growth programs. At December 31, 1999, loans of equity affiliates guaranteed by Corning totaled $5.6 million. In addition, Corning and certain of its subsidiaries have provided other financial guarantees and contingent liabilities in the form of loan guarantees, stand-by letters of credit and performance bonds. The amounts of these obligations are represented in the following table. Corning believes that all of the guarantees and almost all of the other contingent liabilities will expire without being funded (in millions):


         Loan Guarantees                             $   13.9
         Stand-by Letters of Credit                      37.5
         Performance Bonds                               44.3
                                                     --------
         TOTAL                                       $   95.7
                                                     ========


HEDGING ACTIVITIES

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

At December 31, 1999, Corning had foreign currency contracts to purchase approximately $108 million U.S. dollars with a fair value of $6.5 million. Of this amount, $0.1 million is included in other current assets at December 31, 1999. These contracts are held by Corning and its subsidiaries and will mature at varying dates in 2000.

In December 1998, one of Corning's subsidiaries entered into financing agreements which provide for the sale of certain future yen based revenues, beginning February 1999 and expiring in December 2001. These contracts require the counterparty to advance U.S. dollars in amounts up to $10.1 million each month and Corning to repay the notes only to the extent of future yen denominated revenues. The obligations under these contracts are not cancelable by either party. Borrowings under the agreements bear interest at a premium to the Eurodollar rate. Transaction gains or losses related to these contracts are deferred and recognized as an adjustment to the revenue securing the note repayments. Borrowings are recorded on the balance sheet only to the extent they are outstanding. The cumulative borrowings between February 1999 and December 1999 were $95 million and cumulative repayments approximated 9.4 billion yen. At December 31, 1999 Corning had outstanding amounts due under the contracts totaling $9.1 million. At December 31, 1999, the contracted value of these contracts was approximately $28 million more than fair value.

17.  DISCONTINUED OPERATIONS

RECAPITALIZATION AND SALE OF THE CONSUMER HOUSEWARES BUSINESS

On April 1, 1998, Corning completed the recapitalization and sale of a controlling interest in its consumer housewares business to an affiliate of Borden, Inc. Corning received cash proceeds of $593 million and continues to retain a three percent interest in the World Kitchen Inc., formerly Corning Consumer Products Company.

During the fourth quarter of 1999 certain indemnification agreements related to this transaction expired. As a result, Corning recorded income from discontinued operations of $7.8 million ($4.8 million after tax), or $0.02 per share, from the release of reserves provided at the date of the transaction.

Summarized results of Corning's discontinued operations are as follows (in millions):


                                                                                       1999            1998           1997
-------------------------------------------------------------------------------------------------------------------------------

Sales                                                                                             $    116.8      $   574.8

Income (loss) before income taxes                                                                 $     (0.9)     $    49.0
Income tax provision (benefit)                                                                          (0.3)          17.7
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations, net of income taxes                                                      (0.6)          31.3
Gain on sale of consumer housewares business, net of tax
   of $3.1 million and $75.8 million, respectively                                   $   4.8            67.1
Minority interest in earnings of subsidiaries                                                                          (0.4)
-------------------------------------------------------------------------------------------------------------------------------
Discontinued operations, net of income taxes                                         $   4.8      $     66.5      $    30.9
===============================================================================================================================


The results of operations from the consumer housewares business are for the period through March 31, 1998. Results of the discontinued businesses include allocations of consolidated interest expense totaling $2.7 million and $13.0 million in 1998 and 1997, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.

DISTRIBUTION OF SHARES OF QUEST DIAGNOSTICS AND COVANCE, INC.

On December 31, 1996, Corning distributed shares of Quest Diagnostics Incorporated and Covance Inc. to its shareholders (the Distributions). Corning has agreed to indemnify Quest Diagnostics on an after tax basis for the settlement of certain claims that were pending at that date. Coincident with the Distributions, Corning recorded a reserve accrual of approximately $25 million which is equal to management's best estimate of amounts, which are probable of being paid by Corning to Quest Diagnostics to satisfy the remaining indemnified claims on an after tax basis.

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

18.  SUBSEQUENT EVENTS

On February 14, 2000, Corning announced that it had signed a definitive agreement to acquire NetOptix Corporation for approximately 12 million shares of Corning common stock. NetOptix manufacturers thin film filters for use in dense wavelength division multiplexing components. Under the terms of the agreement, Corning will exchange 0.90 shares of Corning common stock for each share of NetOptix common stock. Based on the closing price for Corning on February 11, 2000, the transaction would be valued at approximately $2 billion. Corning will account for the transaction under the purchase method of accounting and expects the transaction to close during the second quarter of 2000, after customary regulatory approvals and the approval of NetOptix shareholders.

On February 14, 2000, Corning acquired British Telecommunication's Photonics Technology Research Center for approximately $66 million in cash. A portion of the purchase price relates to in-process research and development, which will be expensed in the first quarter of 2000 resulting in an after tax charge of approximately $20 million to $30 million. The acquisition will be recorded using the purchase method of accounting.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES


----------------------------------------------------------------------------------------------------------------------------------

                                                BALANCE AT                                   NET DEDUCTIONS           BALANCE AT
YEAR ENDED DECEMBER 31, 1999                     12-31-98               ADDITIONS               AND OTHER              12-31-99
----------------------------------------------------------------------------------------------------------------------------------

Doubtful accounts and allowances                  $ 15.2                 $ 22.7                  $ 21.2                 $   16.7
LIFO valuation                                    $ 19.1                                         $ 19.1
Deferred tax assets valuation allowance           $ 33.8                 $ 16.2                                         $   50.0
Accumulated amortization of goodwill
  and other intangible assets                     $ 66.7                 $ 24.0                  $  9.1                 $   81.6
Reserves for accrued costs of
  business restructuring                          $ 61.3                                         $ 53.5                 $    7.8
==================================================================================================================================


----------------------------------------------------------------------------------------------------------------------------------

                                                BALANCE AT                                   NET DEDUCTIONS           BALANCE AT
YEAR ENDED DECEMBER 31, 1998                     12-31-97               ADDITIONS               AND OTHER              12-31-98
----------------------------------------------------------------------------------------------------------------------------------

Doubtful accounts and allowances                  $ 10.7                 $ 19.5                  $ 15.0                 $   15.2
LIFO valuation                                    $ 20.8                 $  5.2                  $  6.9                 $   19.1
Deferred tax assets valuation allowance           $ 22.0                 $ 11.8                                         $   33.8
Accumulated amortization of goodwill
  and other intangible assets                     $ 51.5                 $ 19.8                  $  4.6                 $   66.7
Reserves for accrued costs of
  business restructuring                                                 $ 84.6                  $ 23.3                 $   61.3
==================================================================================================================================



----------------------------------------------------------------------------------------------------------------------------------

                                                BALANCE AT                                   NET DEDUCTIONS           BALANCE AT
YEAR ENDED DECEMBER 31, 1997                     12-31-96               ADDITIONS               AND OTHER              12-31-97
----------------------------------------------------------------------------------------------------------------------------------

Doubtful accounts and allowances                  $ 14.2                 $ 17.5                  $ 21.0                 $   10.7
LIFO valuation                                    $ 27.4                 $  1.0                  $  7.6                 $   20.8
Deferred tax assets valuation allowance           $ 12.5                 $  9.5                                         $   22.0
Accumulated amortization of goodwill
  and other intangible assets                     $ 35.0                 $ 20.4                  $  3.9                 $   51.5
==================================================================================================================================


QUARTERLY OPERATING RESULTS AND RELATED MARKET DATA
(unaudited)


(In millions, except per share amounts)                                                Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------
                                                              First        Second        Third       Fourth       Total
1999                                                         Quarter       Quarter      Quarter      Quarter       Year
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                    $  902.1    $  1,031.2   $  1,175.1   $  1,259.7   $  4,368.1
Gross profit                                                   349.0         398.3        439.9        470.6      1,657.8
Income from continuing operations before income
   taxes, minority interest and equity earnings                111.2         155.5        170.8        183.3        620.8
Taxes on income from continuing operations                     (33.9)        (47.4)       (51.1)       (56.2)      (188.6)
Minority interest in earnings of subsidiaries                  (10.1)        (17.4)       (18.6)       (20.7)       (66.8)
Dividends on convertible preferred securities
   of subsidiary                                                (2.3)          -            -            -           (2.3)
Equity in earnings of associated companies                      21.6          31.1         32.2         28.9        113.8
Income from continuing operations                           $   86.5    $    121.8   $    133.3   $    135.3   $    476.9
Income from discontinued operations,
   net of income tax (1)                                                                                 4.8          4.8
Net income                                                  $   86.5    $    121.8   $    133.3   $    140.1   $    481.7
------------------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
   Continuing operations                                    $   0.37    $    0.50    $     0.55   $     0.55   $     1.98
   Discontinued operations (1)                                                                          0.02         0.02
   Net income                                               $   0.37    $    0.50    $     0.55   $     0.57   $     2.00
DILUTED EARNINGS PER SHARE
   Continuing operations                                    $   0.36    $    0.49    $     0.54   $     0.54   $     1.93
   Discontinued operations (1)                                                                          0.02         0.02
   Net income                                               $   0.36    $    0.49    $     0.54   $     0.56   $     1.95
Dividend declared                                           $   0.18    $    0.18    $     0.18   $     0.18   $     0.72
Price range
   High                                                     $  60.94    $   70.13    $    75.00   $   128.94
   Low                                                         45.50        48.00         61.38        65.63
====================================================================================================================================

1998
------------------------------------------------------------------------------------------------------------------------------------

Revenues                                                    $  803.9    $    888.4   $    918.3   $    961.5   $  3,572.1
Gross profit                                                   284.0         329.5        360.3        372.1      1,345.9
Income from continuing operations before income
   taxes, minority interest and equity earnings                 64.5          54.2        162.0        158.9        439.6
Taxes on income from continuing operations                     (21.0)        (13.9)       (49.2)       (48.7)      (132.8)
Minority interest in earnings of subsidiaries                   (5.5)        (12.8)       (20.3)       (22.3)       (60.9)
Dividends on convertible preferred securities
   of subsidiary                                                (3.4)         (3.5)        (3.4)        (3.4)       (13.7)
Equity in earnings of associated companies                      27.5          32.7         15.3         19.8         95.3
Income from continuing operations                           $   62.1    $     56.7   $    104.4   $    104.3   $    327.5
Income (loss) from discontinued operations,
   net of income taxes (1)                                      (0.6)         67.1                                   66.5
Net income                                                  $   61.5    $    123.8   $    104.4   $    104.3   $    394.0
------------------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
   Continuing operations                                    $   0.27    $    0.24    $     0.45   $     0.45   $     1.42
   Discontinued operations (1)                                               0.30                                    0.29
   Net income                                               $   0.27    $    0.54    $     0.45   $     0.45   $     1.71
DILUTED EARNINGS PER SHARE
   Continuing operations                                    $   0.27    $    0.24    $     0.44   $     0.44   $     1.39
   Discontinued operations (1)                                 (0.01)        0.29                                    0.28
   Net income                                               $   0.26    $    0.53    $     0.44   $     0.44   $     1.67
Dividend declared                                           $   0.18    $    0.18    $     0.18   $     0.18   $     0.72
Price range
   High                                                     $  44.25    $   43.50    $    35.25   $    45.00
   Low                                                         32.38        34.00         23.50        27.75
====================================================================================================================================


(1) Discontinued operations are described in Note 17 of the Notes to Consolidated Financial Statements.


FIVE YEARS IN REVIEW - HISTORICAL COMPARISON
(In millions, except per share amounts)                                               Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------
                                                              1999          1998           1997            1996            1995
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
    Continuing operations                                 $    1.98     $    1.42     $     1.79        $    1.42      $    (0.35)
    Discontinued operations                                    0.02          0.29           0.13            (0.66)           0.12
    Net income (loss)                                     $    2.00     $    1.71     $     1.92        $    0.76      $    (0.23)
DILUTED EARNINGS PER SHARE
    Continuing operations                                 $    1.93     $    1.39     $     1.72        $    1.40      $    (0.35)
    Discontinued operations                                    0.02          0.28           0.13            (0.62)           0.12
    Net income (loss)                                     $    1.95     $    1.67     $     1.85        $    0.78      $    (0.23)
Dividends declared                                        $    0.72     $    0.72     $     0.72        $    0.72      $     0.72
Shares used in computing earnings per share
    Basic earnings per share                                  240.6          229.6         228.1            227.1           226.6
    Diluted earnings per share                                247.7          243.9         245.4            239.5           226.6
----------------------------------------------------------------------------------------------------------------------------------

OPERATIONS

Net sales                                                 $ 4,297.2     $  3,484.0    $  3,516.8        $ 3,024.0      $  2,644.7
Non-operating gains                                            30.0           39.7
Research, development and engineering expenses                362.6          293.9         250.3            189.2           172.2
Provision for impairment and restructuring                      1.4           84.6                                           26.5
Taxes on income from continuing operations                    188.6          132.8         209.5            151.4           107.3
Minority interest in earnings of subsidiaries                  66.8           60.9          76.3             52.5            64.3
Dividends on convertible preferred securities
   of subsidiary                                                2.3           13.7          13.7             13.7            13.7
Equity in earnings (losses) of associated companies:
  Other than Dow Corning Corporation                          113.8           95.3          79.2             85.1            66.6
  Dow Corning Corporation                                                                                                  (348.0)
Income (loss) from continuing operations                  $   476.9     $    327.5    $    408.9        $   323.3      $    (77.3)
Income (loss) from discontinued operations,
  net of income taxes                                           4.8           66.5          30.9           (147.7)           26.5

NET INCOME (LOSS)                                         $   481.7     $    394.0    $    439.8        $   175.6      $    (50.8)
------------------------------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION

ASSETS
  Working capital                                         $   294.5     $    235.6    $    241.4        $   445.2      $    276.5
  Investments                                                 494.9          366.2         310.0            337.2           364.9
  Plant and equipment, net                                  3,103.1        2,684.9       2,267.9          1,808.6         1,438.7
  Goodwill and other intangible assets, net                   319.3          309.7         294.2            259.9           258.1
  Net assets of discontinued operations                                                    357.6            364.0         2,056.0
  Total assets                                            $ 6,012.2     $  4,981.9    $  4,691.9        $ 4,183.4      $  5,334.5
----------------------------------------------------------------------------------------------------------------------------------

CAPITALIZATION
  Loans payable beyond one year                           $ 1,288.7     $    998.3    $  1,125.8        $ 1,195.1      $  1,326.0
  Other liabilities                                           678.6          674.1         627.5            597.8           587.4
  Minority interest in
    subsidiary companies                                      284.8          346.1         349.3            309.9           269.2
  Convertible preferred securities
    of subsidiary                                                            365.2         365.3            365.1           364.7
  Convertible preferred stock                                  13.5           17.9          19.8             22.2            23.9
  Common shareholders' equity                               2,227.2        1,505.6       1,246.5            961.1         2,103.0
----------------------------------------------------------------------------------------------------------------------------------
  Total capitalization                                    $ 4,492.8     $  3,907.2    $  3,734.2        $ 3,451.2      $  4,674.2
====================================================================================================================================


(In millions, except number of employees and shareholders)


                                                         1999          1998             1997              1996             1995
------------------------------------------------------------------------------------------------------------------------------------
SELECTED DATA
Common dividends declared                           $    175.7       $  166.8         $   166.2         $  165.3       $   165.2
Preferred dividends declared                        $      1.2       $    1.5         $     1.6         $    1.9       $     2.0
Additions to plant and equipment                    $    733.4       $  713.6         $   745.6         $  560.2       $   337.1
Depreciation and amortization                       $    380.7       $  298.0         $   285.9         $  252.3       $   221.1
Number of employees (1)                                 17,000         15,400            16,100           15,300          12,800
Number of common shareholders                           16,200         17,550            17,900           18,000          18,800
====================================================================================================================================


(1)  Amounts do not include employees of discontinued operations.

INVESTOR INFORMATION

ANNUAL MEETING
The annual meeting of shareholders will be held on Thursday, April 27, 2000, in Corning, NY. A formal notice of the meeting together with a proxy statement will be mailed to shareholders on or about March 16, 2000. The proxy statement can also be accessed electronically through the Investor Relations section of the Corning home page on the internet at http://www.corning.com. A summary report of the proceedings at the annual meeting will be available without charge upon written request to Mr. A. John Peck Jr., vice president and secretary, Corning Incorporated, HQ-E2-A10, Corning, NY 14831.

ADDITIONAL INFORMATION
A copy of Corning's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Mr. A. John Peck Jr., vice president and secretary, Corning Incorporated, HQ-E2-10, Corning, NY 14831. The Annual Report on Form 10-K can also be accessed electronically through the Investor Relations section of the Corning home page on the Internet at http://www.corning.com.

INVESTOR INFORMATION
Investment analysts who need additional information may contact Ms. Katherine M. Dietz, director of investor relations, Corning Incorporated, HQ-E2-25, Corning, NY 14831; Telephone (607) 974-9000.

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

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSING AGENT
Harris Trust and Savings Bank
Shareholder Services Division
P.O. Box 755
Chicago, IL  60690-0755
Telephone:  (800) 255-0461
www.harrisbank.com/corporations/shareholders

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

INVESTOR INFORMATION
(Continued)

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995
The statements in this Annual Report which are not historical facts or information are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-        global economic conditions,
-        currency fluctuations,
-        product demand and industry capacity,
-        competitive products and pricing,
-        sufficiency of manufacturing capacity and efficiencies,
-        realization of cost reductions,
-        availability and costs of critical materials,
-        new product development and commercialization,
-        facility expansions and new plant start-up costs,
-        the effect of regulatory and legal developments,
-        capital resource and cash flow activities,
-        capital spending,
-        equity company activities,
-        interest costs,
-        acquisition and divestiture activity,
-        the rate of technology change,
-        the ability to enforce patents, and
- other risks detailed in Corning's Securities and Exchange Commission filings.

The following exhibits are included only in copies of the 1999 Annual Report on Form 10-K filed with Securities and Exchange Commission.

              Exhibit #3(i)        Restated Certificate of Incorporation dated
                                   April 24, 1997

              Exhibit #3(ii)       By-Laws of Corning Incorporated, as amended
                                   and effective as of October 6, 1998

              Exhibit #24          Powers of Attorney

              Exhibit #27          Financial Data Schedule

Copies of these exhibits may be obtained by writing to Mr. A. John Peck Jr., secretary, Corning Incorporated, MP-HQ-E2-10, Corning, New York 14831.