Form 10-K/A
period 1999-12-31
CORNING INC /NY
filed 2000-03-08
CIK 24741

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13, OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                              CORNING INCORPORATED

                                 AMENDMENT NO. 1

         The undersigned registrant acquired Oak Industries Inc. on January 28, 2000 in a transaction accounted for as a pooling of interests. The registrant hereby amends the items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to reflect its retroactively restated results as set forth in the pages attached hereto.

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

DATE:  March 8, 2000

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

Corning and its subsidiaries manufacture products at approximately 56 plants in 21 countries.

Additional discussion of Corning and each of its segments is discussed in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 6 through 18, and Note 3 (Information by Operating Segment) of the Notes to Supplemental Consolidated Financial Statements appearing on pages 32 through 36.

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

OTHER

Additional information in response to Item I is found in Note 3 (Information by Operating Segment) of the Notes to Supplemental Consolidated Financial Statements appearing on pages 32 through 36 and Five Years in Review - Historical Comparison appearing on pages 56 and 57.

Except as otherwise indicated by the context, the terms "Corning" or "Company" as used herein, mean Corning Incorporated and its consolidated subsidiaries.

ITEM 2.  PROPERTIES

Corning operates a total of 56 manufacturing plants and processing facilities, 34 of which are located in the United States. Corning owns substantially all of its executive and corporate buildings, which are located in Corning, New York. Corning also owns substantially all of its manufacturing and research and development facilities and more than half of its sales and administrative facilities.

During the last five years, Corning has invested $3.2 billion in property, construction, expansion, and modernization for continuing operations. Of the $757.1 million spent in 1999, $111.1 million was spent on facilities outside the United States.

Manufacturing, sales and administrative, and research and development facilities at consolidated locations have an aggregate floor space of approximately 18.6 million square feet. Distribution of this total area is:


--------------------------------------------------------------------------------

(million square feet)                 Total         Domestic          Foreign
--------------------------------------------------------------------------------

Manufacturing                         13.4              8.9             4.5
Sales and administrative               3.3              2.1             1.2
Research and development               1.9              1.7             0.2
--------------------------------------------------------------------------------

                                      18.6             12.7             5.9
--------------------------------------------------------------------------------


Some facilities manufacture products included in more than one operating segment. Total assets and capital expenditures by operating segment are included in Note 3 (Information by Operating Segment) of the Notes to Supplemental Consolidated Financial Statements appearing on pages 32 through 36. Information concerning lease commitments is included in Note 16 (Commitments, Contingencies, Guarantees and Hedging Activities) of the Notes to Supplemental Consolidated Financial Statements appearing on pages 29 and 53.

In the opinion of management, Corning's facilities are suitable and adequate for production and distribution of the Company's products. At December 31, 1999 Corning did not own any significant amounts of surplus or idle property.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the supplemental consolidated financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED SECURITY HOLDER MATTERS

This information is included in Quarterly Operating Results and Related Market Data, Five Years in Review - Historical Comparison, and Investor Information, appearing on pages 55 through 59.

ITEM 6.  SELECTED FINANCIAL DATA

This information is included in Five Years in Review - Historical Comparison appearing on pages 56 and 57.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 1999, Corning continued its strategy of research and development, capacity expansion and new product development in key growth markets. In addition, over the past two years Corning has entered into several major transactions which specifically addressed Corning's strategic growth initiatives within the Telecommunications Segment. These transactions included:

- A merger with Oak Industries, a pioneer in the development of active fiber-optic devices and producer of other key components used in the telecommunications industry.

- The acquisition of Siemens AG's worldwide optical fiber, cable and equipment business, including its 50% ownership in Siecor Corporation and Siecor GmbH (Siemens transaction).

- The acquisition of the optical cable business from BICC, plc and the remaining 50% interest in Optical Waveguides Australia, Pty. Ltd. in the second quarter of 1999.

- The acquisition of the remaining 50% interest in Optical Fibres in the fourth quarter of 1998.

The addition of Oak Industries will enhance Corning's photonic product offering and development activities and extend Corning's opto-electronic portfolio into important new market segments. The merger was consummated on January 28, 2000 and was accounted for as a pooling of interests. These financial statements present the retroactively restated results of the merged companies and reflect the pooling of interests accounting.

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

RESULTS OF CONTINUING OPERATIONS

Consolidated sales in 1999 were $4.7 billion, a 24% increase over 1998. Strong demand for Corning's new premium fiber and cable products and the impact of acquisitions contributed to the overall sales growth. Excluding the impact of acquisitions, Corning's consolidated sales in 1999 totaled $4.5 billion, an increase of 17% over 1998. In 1998, consolidated sales totaled $3.8 billion and were impacted by significant pricing pressures in many key businesses. These pricing pressures were exacerbated by the volatility in the Asian marketplace throughout the year.

Corning's income from continuing operations totaled $511.0 million in 1999, an increase of 44% over income from the same operations in 1998. Income from continuing operations decreased 18% from $430.6 million in 1997 to $354.8 million in 1998. Diluted earnings per share from continuing operations increased 37% to $1.95 per share in 1999. In 1998, diluted earnings per share from continuing operations decreased 17% from $1.71 per share in 1997 to $1.42 per share.

Corning's 1999 and 1998 results were impacted by several significant non-recurring items:

- a release of restructuring reserves of $14.1 million ($8.6 million after tax), or $0.03 per share, in the fourth quarter of 1999

- an impairment charge of $15.5 million ($10.0 million after tax), or $0.04 per share, in the third quarter of 1999

- a non-operating gain of $30.0 million ($9.5 million after tax and minority interest), or $0.04 per share, in the third quarter of 1999

- a non-operating gain of $19.2 million ($9.7 million after tax), or $0.04 per share, in the fourth quarter of 1998

- a restructuring charge of $84.6 million ($49.2 million after tax), or $0.19 per share, in the second quarter of 1998

- a non-operating gain of $20.5 million ($13.2 million after tax), or $0.05 per share, in the second quarter of 1998

Corning believes comparing its operating results excluding non-recurring items, a measure that is not in accordance with generally accepted accounting principles (GAAP) and may not be consistent with measures used by other companies, provides a better understanding of the changes in its operating results. Excluding these non-recurring items, income from continuing operations was $502.9 million in 1999, an increase of 32% compared to 1998 income of $381.1 million, which declined 11% compared with 1997. Diluted earnings per share from continuing operations, excluding these non-recurring items, was $1.92 in 1999, an increase of 26% in 1999 compared to 1998 diluted earnings per share of $1.52, which declined 11% compared to 1997. The 1999 results reflect growth in all three of Corning's segments. The decline in 1998 results primarily reflects a significant decline in the performance of the Telecommunications Segment, a modest decline in the results of the Advanced Materials Segment, and improved operating performance of the Information Display Segment.

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

---------------------------------------------------------------------------------------------------
TELECOMMUNICATIONS
(In millions)                                               1999          1998           1997
---------------------------------------------------------------------------------------------------

Net sales                                               $  2,958.2     $ 2,139.6     $  2,109.7
Research, development and engineering expenses          $    260.8     $   203.7     $    129.7
Segment earnings before minority interest
   and equity earnings                                  $    308.6     $   247.9     $    330.1
     Minority interest in earnings of subsidiaries           (34.6)        (38.0)         (47.1)
     Equity in earnings of associated companies               14.9          22.7           36.2
                                                        ----------     ---------     ----------
Segment net income                                      $    288.9     $   232.6     $    319.2
                                                        ==========     =========     ==========
Segment earnings before minority interest and
   equity earnings as a percentage of segment sales           10.4%         11.6%          15.6%
Segment net income as a percentage of segment sales            9.8%         10.9%          15.1%
---------------------------------------------------------------------------------------------------


The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment and photonic modules and components for the worldwide telecommunications industry. The results of this segment have been retroactively restated to include Oak Industries in all periods presented.

1999 VS. 1998

Sales in the Telecommunications Segment increased 38% over 1998 to approximately $3.0 billion. The sales growth in the segment was led primarily by volume gains in the optical fiber and cable and photonic technologies businesses. Segment net income rose 24% in 1999 compared to 1998. The percentage increase in net income is lower than that of sales because of planned higher research and development spending and an increased volume of lower margin products.

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

Excluding the impact of these acquisitions, sales in the optical fiber and cable business increased approximately 26% for the year due to volume gains of approximately 40%, reflecting continued strong demand for Corning's premium fiber products. Volume growth continues to be driven by regional, local and long-haul telephone companies and cable television operators, including large European carriers. These operators and carriers are installing optical fiber and adding new services to increase network capacity, as well as reducing operating costs. Volume of premium fiber and cable products, including Corning's new LEAF-Registered Trademark- optical fiber, tripled over the same period in 1998. Price declines ranged between 10% and 20% for Corning's optical fiber and cable products in comparison with last year. However, the weighted average optical fiber and cable price in 1999 declined approximately 5% compared to 1998, due to the higher mix of premium product sales. The rate of price declines slowed during the second half of 1999 commensurate with the worldwide tightening of supply of optical fiber.

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

Sales in the telecommunications hardware and equipment business, including the Gilbert Engineering business acquired in the Oak merger, increased 17% in 1999 to approximately $560 million. This increase resulted primarily from a higher volume of existing products and particularly strong demand from cable television customers, offset in part by price declines and the impact of the sale of Republic Wire and Cable (RWC) in the third quarter of 1999. Overall net income increased only 8%, as increased volume was offset by lower margins due to price declines and the sale of RWC. Excluding the impact of this divestiture, sales and net income in this business increased 23% and 11%, respectively.

The photonic technologies business, including the Lasertron-Registered Trademark- business acquired in the Oak merger, manufactures photonic modules and components primarily for the optical amplification market. This business realized strong volume gains throughout 1999 led by new product sales. Sales in this business increased 64% in 1999 to approximately $475 million compared to 1998 sales of approximately $295 million. The operating performance in this business improved substantially in 1999 as a result of manufacturing efficiencies and cost reductions. Due to continued investment in research and development, this business continues to incur a loss, however, the overall results improved approximately 26% in comparison to 1998.

Corning continues to invest significantly in the research and development of future technologies, including spending on products within the optical switching market. Corning invested approximately $30 million in 1999 on these products and anticipates spending an additional $50 million in 2000.

The other businesses in this segment are the Frequency Controls and Controls businesses acquired in the Oak merger. The Frequency Controls business designs and manufactures devices that are used in wireless, wireline and fiber-optic applications. The Controls business manufactures control systems, switches and encoders used in a wide variety of applications. Sales in these businesses increased 23% in 1999 to approximately $210 million. The increase was primarily a result of the addition of sales from Tele Quarz, which was acquired in the fourth quarter of 1998. Excluding this acquisition, sales increased by 5%. Net income from these businesses declined 86%, primarily due to costs associated with the reorganization of the business' North American operations and the inclusion of the results of Tele Quarz, whose products sell at lower margins.

Sales to Corning's largest customer accounted for approximately 11% of the Telecommunications Segment sales in 1999, including a significant portion of total sales in the photonic technologies business. Sales to this customer prior to 1999 were not significant.

1998 VS. 1997

Sales in the Telecommunications Segment were up approximately 1.5% in 1998 compared to 1997, as significant declines in the optical fiber and cable business offset gains in the photonic technologies and hardware and equipment businesses. Segment net income decreased 27% in 1998, primarily due to a decline in the profitability of optical fiber and cable, higher research and development spending and lower equity earnings.

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

Sales in the telecommunications hardware and equipment business increased 6% in 1998 to approximately $480 million. The increase resulted primarily from a higher volume of existing products, mostly offset by price declines. Net income increased 17% reflecting the impact of cost reduction efforts.

Sales in the photonic technologies business increased 14% in 1998 to approximately $295 million. This growth was led by a substantial increase in volume of FiberGain-Registered Trademark- modules and the introduction of new products. The growth in sales continued to be offset by costs related to expanding production facilities and by substantial research and development spending, which caused the business to incur a loss. Overall sales growth in this business was also impacted by relatively flat sales of pump lasers.

The other businesses in the segment reported increases in sales and net income of 12% and 7%, respectively, which was the result of strong demand from customers in the wireless communications infrastructure industry and impact of the Tele Quarz and Piezo acquisitions.

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


---------------------------------------------------------------------------------------------------
ADVANCED MATERIALS
(In millions)                                               1999           1998          1997
---------------------------------------------------------------------------------------------------

Net sales                                               $  1,053.9     $  1,020.1     $ 1,030.4
Research, development and engineering expenses          $     94.5     $     80.0     $    63.6
Segment earnings before minority interest
   and equity earnings                                  $     90.9     $     75.9     $    89.8
     Minority interest in earnings of subsidiaries                            0.3           0.7
     Equity in earnings of associated companies               21.7           17.6          13.1
                                                        ----------     ----------     ---------
Segment net income                                      $    112.6     $     93.8     $   103.6
                                                        ==========     ==========     =========
Segment earnings before minority interest and
   equity earnings as a percentage of segment sales            8.6%           7.4%          8.7%
Segment net income as a percentage of segment sales           10.7%           9.2%         10.1%
---------------------------------------------------------------------------------------------------


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

---------------------------------------------------------------------------------------------------
INFORMATION DISPLAY
(In millions)                                               1999         1998       1997
---------------------------------------------------------------------------------------------------

Net sales                                                 $ 701.2     $  644.7     $ 664.2
Research, development and engineering expenses            $  22.9     $   23.7     $  69.6
Segment earnings before minority interest
   and equity earnings                                    $  57.6     $   39.2     $  16.4
     Minority interest in earnings of subsidiaries          (22.7)       (27.6)      (31.0)
     Equity in earnings of associated companies              67.8         44.9        21.7
                                                          -------     --------     -------
Segment net income                                        $ 102.7     $   56.5     $   7.1
                                                          =======     ========     =======
Segment earnings before minority interest and
   equity earnings as a percentage of segment sales           8.2%         6.1%        2.5%
Segment net income as a percentage of segment sales          14.6%         8.8%        1.1%
---------------------------------------------------------------------------------------------------


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

In 1998, Corning recorded a second quarter non-operating gain of $20.5 million ($13.2 million after tax), or $0.05 per share, as a result of the merger between Molecular Simulations, Inc. and Pharmacopeia, Inc. The 1998 results also include a fourth quarter non-operating gain of $19.2 million ($9.7 million after tax), or $0.04 per share, related to the divestiture of several small science products businesses.

RESTRUCTURING AND IMPAIRMENT CHARGES

In the third quarter of 1999, Corning recognized an impairment loss of $15.5 million ($10.0 million after tax), or $0.04 per share, in connection with management's decision to sell Quanterra Incorporated.

In the second quarter of 1998, Corning recorded a restructuring charge of $84.6 million ($49.2 million after tax and minority interest), or $0.19 per share. The charge was comprised of early retirement incentives offered to certain salaried non-union employees 55 years old or older satisfying service criteria and severance costs associated with workforce reductions of other non-union employees. The restructuring charge related to approximately 650 employees, all of whom were terminated as of June 30, 1999. Corning has paid $62.7 million of restructuring and severance related costs since inception of the plan, $39.4 million of which was paid in 1999. The program required retirees to provide certain information by September 30, 1999. As a result, Corning determined in the fourth quarter that the total costs of the incentive package would be less than anticipated. Consequently, Corning released restructuring reserves totaling $14.1 million pretax ($8.6 million after tax), or $0.03 per share, in the fourth quarter of 1999. The remaining reserve at December 31, 1999 of $7.8 million primarily represents amounts related to lump sum payments to be paid in the first quarter of 2000 in accordance with the original terms of the restructuring plan, as well as amounts to be paid in satisfaction of remaining benefits included in the package. Management estimates that the annualized cost savings related to these programs is approximately $30 million per year after taxes.

TAXES

Corning's effective tax rate for continuing operations, excluding non-recurring items, was 30.7% in 1999, 31.0% in 1998 and 33.5% in 1997. The lower 1999 rate was due to a higher percentage of Corning's earnings resulting from consolidated entities with lower effective tax rates. Note 6 of the Notes to Supplemental Consolidated Financial Statements reconciles the effective tax rate to the statutory tax rate.

RESULTS OF DISCONTINUED OPERATIONS

On April 1, 1998, Corning completed the recapitalization and sale of a controlling interest in its consumer housewares business (the Consumer transaction). Corning's Supplemental Consolidated Financial Statements report the consumer housewares business as discontinued operations.

Results of discontinued operations in 1999, 1998 and 1997 pertain to the consumer housewares business and include operating results through March 31, 1998. During the fourth quarter of 1999, certain indemnification agreements related to this transaction expired. As a result, Corning recorded income from discontinued operations in 1999 of $4.8 million after tax, or $0.02 per share, from the release of reserves provided at the date of the transaction. Income from discontinued operations in 1998 totaled $66.5 million, or $0.25 per share, and included an after-tax gain from the transaction of $67.1 million, or $0.26 per share, recognized in the second quarter. Income from discontinued operations in 1997 totaled $30.9 million, or $0.11 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

Corning's working capital increased from $347.7 million at the end of 1998 to $430.2 million at the end of 1999. The ratio of current assets to current liabilities was 1.3 at the end of both 1998 and 1999. The increase in working capital is due primarily to higher accounts receivable and inventory balances. Corning's long-term debt as a percentage of total capital increased from 33% at year-end 1998 to 35% at the end of 1999. The increase is primarily due to the issuance of $300 million in long-term debt securities in the first quarter of 1999. The issuance of Corning common stock upon the conversion of the monthly income preferred securities did not impact the percentage of long-term debt to total capital.

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

- In February 2000, Corning completed an offering of euro denominated securities which generated net proceeds of approximately $485 million.

In addition to funding the Siemens acquisition, proceeds from the first quarter 2000 financing transactions will be used to repay debt assumed in the merger with Oak and all of Corning's outstanding commercial paper.

CASH FLOWS

Cash and short-term investments at the end of 1999 increased from 1998 by $221.2 million. This increase is the result of operating and financing activities which provided cash of $848.9 million and $321.9 million, respectively, offset partially by investing activities which used $932.9 million of cash. The 1999 year end cash balance includes a substantial cash reserve to ensure adequate liquidity in January 2000. Cash and short-term investments at year end 1998 decreased from 1997 by $46.4 million. This decrease is the result of investing and financing activities, which used a total of $551.2 million in cash, as well as $172.0 million in cash used in discontinued operations, offsetting cash provided by operating activities of $672.4 million.

Net cash provided by operating activities increased in 1999 from 1998, primarily due to the increase in net income from continuing operations before depreciation and amortization. Cash flows from operating activities decreased in 1998 compared to 1997 as lower cash from operations and equity affiliates offset less cash used by working capital.

Net cash used by investing activities totaled $932.9 million in 1999, compared to cash used of $182.8 million and $756.1 million in 1998 and 1997, respectively. The 1998 amount includes the receipt of proceeds from the divestiture of the consumer housewares business.

Corning has invested significant cash in capital expansions in the last three years. Capital spending totaled $757.1 million, $730.4 million and $760.3 million in 1999, 1998 and 1997, respectively. The high level of capital spending since 1997 relates primarily to capacity expansions in Corning's growth businesses and expanded research and development facilities.

Net cash provided by financing activities totaled $321.9 million in 1999, due primarily to the issuance of long-term debt securities. In 1998, Corning used cash in financing activities of $368.4 million, reflecting repayments of long-term debt with a portion of the proceeds from the divestiture of the consumer housewares business.

Cash used to repurchase stock totaled $96.2 million, $74.3 million and $70.6 million in 1999, 1998 and 1997, respectively. These amounts include Oak Industries' historical repurchases of its stock. Corning repurchased 1.4 million, 2.0 million and 1.1 million shares of its common stock in 1999, 1998 and 1997, respectively.

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

On May 15, 1995, Dow Corning voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code as a result of several negative developments related to the breast implant litigation. At that time, Corning management believed it was impossible to predict if and when Dow Corning would successfully emerge from Chapter 11 proceedings. As a result, Corning recorded an after-tax charge of $365.5 million, or $1.62 per share, to fully reserve its investment in Dow Corning and discontinued recognition of equity earnings from Dow Corning in 1995. Note 4 of the Notes to Supplemental Consolidated Financial Statements include additional financial information related to this investment.

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

YEAR 2000 READINESS DISCLOSURE

Corning experienced no Year 2000-related disruptions to business operations. To prepare for potential Year 2000-related issues, Corning completed an assessment and developed an implementation plan to mitigate risks associated with the Year 2000. The assessment and implementation plans addressed both internal systems and external dependencies. Each business unit developed and implemented its own plan of action and Corning managed and monitored its Year 2000 readiness on an enterprise-wide basis. In addition, an external study team assisted Corning in evaluating systems remediation and contingency planning for the Year 2000 project. Progress was monitored and reported to management and to the Audit Committee of the Board of Directors on a regular basis.

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

During the Problem and Definition Phase, Corning identified approximately 350 key systems which were considered critical to the overall operational success of the Company. These systems are integral to many functional areas and processes, including manufacturing, process controls, financial, order entry and purchasing.

In 1995, Corning initiated a significant project to upgrade and improve access to business information using integrated enterprise-wide corporate applications that were Year 2000 compliant. This initiative had mitigated to some extent the amount of Year 2000 costs incurred. Corning's total cost for Year 2000 compliance was approximately $33 million. This amount included incremental costs of approximately $13 million comprised primarily of contractor costs to modify existing systems. Year 2000 related costs in 2000, if any, are not expected to be material.

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

Equity in earnings of associated companies represented 22% of Corning's income from continuing operations in 1999. Foreign-based affiliates comprised 96% of this amount. Exchange rate fluctuations and actions taken by management of these entities to reduce this risk can affect the earnings of these companies.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      DOCUMENTS FILED AS PART OF THIS REPORT:

         1. Index to financial statements and financial statement schedules, filed as part of this report:


                                                                                                     Page


                  Report of Independent Accountants                                                   24

                  Supplemental Consolidated Statements of Income                                      25

                  Supplemental Consolidated Balance Sheets                                            26

                  Supplemental Consolidated Statements of Cash Flows                                  27

                  Supplemental Consolidated Statements of Changes in Shareholders' Equity             28

                  Notes to Supplemental Consolidated Financial Statements                            29-53

                  Financial Statement Schedule:
                           II       Valuation Accounts and Reserves                                   54

         2.  Supplementary Data:
                  Quarterly Operating Results and Related Market Data                                 55
                  Five Years in Review - Historical Comparison                                       56-57
                  Investor Information                                                               58-59

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

         #27      Financial Data Schedules


REPORT OF INDEPENDENT ACCOUNTANTS

PRICEWATERHOUSECOOPERS LLP

To the Board of Directors and Shareholders of Corning Incorporated

We have audited the supplemental consolidated balance sheets of Corning Incorporated and subsidiaries as of December 31, 1999 and 1998, and the related supplemental consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999 appearing on pages 25 through 28. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The supplemental financial statements give retroactive effect to the merger of Corning Incorporated and Oak Industries, Inc. on January 28, 2000, which has been accounted for as a pooling of interests as described in Notes 1 and 2 to the supplemental consolidated financial statements. Accounting principles generally accepted in the United States proscribe giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not include the date of consummation. These financial statements do not extend through the date of consummation; however, they will become the historical consolidated financial statements of Corning Incorporated and subsidiaries after financial statements covering the date of consummation of the business combination are issued.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corning Incorporated and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, New York  10019
February 2, 2000, except for Note 18, which is as of February 14, 2000



SUPPLEMENTAL CONSOLIDATED STATEMENTS OF INCOME               Corning Incorporated and Subsidiary Companies



                                                                      Year Ended December 31,
(In millions, except per share amounts)                           1999          1998          1997
----------------------------------------------------------------------------------------------------
REVENUES
  Net sales                                                      $4,741.1     $3,831.9     $3,831.2
  Royalty, interest and dividend income                              41.4         50.0         38.9
  Non-operating gains                                                30.0         39.7
----------------------------------------------------------------------------------------------------
                                                                  4,812.5      3,921.6      3,870.1
----------------------------------------------------------------------------------------------------
DEDUCTIONS
  Cost of sales                                                   2,930.3      2,360.5      2,224.3
  Selling, general and administrative expenses                      667.4        542.8        593.4
  Research, development and engineering expenses                    378.2        307.4        262.9
  Provision for impairment and restructuring                          1.4         84.6
  Amortization of purchased intangibles including goodwill           27.8         22.2         21.8
  Interest expense, net                                              93.2         66.8         83.0
  Other, net                                                         39.3         55.0         18.9
----------------------------------------------------------------------------------------------------
Income from continuing operations before taxes on income            674.9        482.3        665.8
Taxes on income from continuing operations                          207.1        149.5        223.3
----------------------------------------------------------------------------------------------------
Income from continuing operations before minority interest
  and equity earnings                                               467.8        332.8        442.5
Minority interest in earnings of subsidiaries                       (66.8)       (61.6)       (77.4)
Dividends on convertible preferred securities of subsidiary          (2.3)       (13.7)       (13.7)
Equity in earnings of associated companies                          112.3         97.3         79.2
----------------------------------------------------------------------------------------------------
Income from continuing operations                                   511.0        354.8        430.6
Income from discontinued operations, net of income taxes              4.8         66.5         30.9
----------------------------------------------------------------------------------------------------
NET INCOME                                                       $  515.8     $  421.3     $  461.5
----------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Continuing operations                                          $   2.00    $    1.45    $    1.77
  Discontinued Operations                                            0.02         0.27         0.12
----------------------------------------------------------------------------------------------------
NET INCOME                                                       $   2.02    $    1.72    $    1.89
----------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
  Continuing operations                                          $   1.95     $   1.42    $    1.71
  Discontinued Operations                                            0.02         0.25         0.11
----------------------------------------------------------------------------------------------------
NET INCOME                                                       $   1.97     $   1.67    $    1.82
----------------------------------------------------------------------------------------------------
Shares Used in Computing Earnings Per Share
  Basic earnings per share                                          255.1        244.4        242.9
  Diluted earnings per share                                        265.1        259.2        260.4

The accompanying notes are an integral part of these statements.



SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS                                            Corning Incorporated and Subsidiary Companies

                                                                                                      December 31,
(IN MILLIONS, EXCEPT SHARE AMOUNTS)                                                           1999                   1998
------------------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                                                                     $  121.8            $     20.8
  Short-term investments, at cost, which approximates market value                            158.6                  38.4
  Accounts receivable, net of doubtful accounts and
   allowances - $19.9/1999; $18.1/1998                                                        872.4                 696.0
  Inventories                                                                                 602.2                 536.0
  Deferred taxes on income and other current assets                                           229.2                 184.5
------------------------------------------------------------------------------------------------------------------------------------

  TOTAL CURRENT ASSETS                                                                      1,984.2               1,475.7
------------------------------------------------------------------------------------------------------------------------------------

Investments
  Associated companies, at equity                                                             421.9                 323.9
  Others, at cost or fair value                                                                82.5                  53.3
Plant and equipment, at cost, net of accumulated depreciation                               3,201.7               2,783.9
Goodwill and other intangible assets, net of accumulated
  amortization - $112.3/1999; $90.3/1998                                                      506.7                 506.2
Other assets                                                                                  329.0                 321.3
------------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                               $6,526.0            $  5,464.3
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Loans payable                                                                            $  420.7            $    206.7
  Accounts payable                                                                            418.0                 312.5
  Other accrued liabilities                                                                   715.3                 608.8
------------------------------------------------------------------------------------------------------------------------------------

  Total current liabilities                                                                 1,554.0               1,128.0
------------------------------------------------------------------------------------------------------------------------------------

Other liabilities                                                                             720.6                 682.7
Loans payable beyond one year                                                               1,490.4               1,217.8
Minority interest in subsidiary companies                                                     284.8                 346.1
Convertible preferred securities of subsidiary                                                                      365.2
Convertible preferred stock                                                                    13.5                  17.9
Common shareholders' equity
  Common stock, including excess over par value
    and other capital - par value $0.50 per share;
    Shares authorized: 500 million;
    Shares issued: 285.2 million/1999; 280.5 million/1998                                   1,359.3               1,042.3
  Retained earnings                                                                         1,790.0               1,451.1
  Less cost of 25.0 million/1999 and 34.4 million/1998
    shares of common stock in treasury                                                       (656.0)               (790.0)
  Accumulated other comprehensive income (loss)                                               (30.6)                  3.2
------------------------------------------------------------------------------------------------------------------------------------

  Total common shareholders' equity                                                         2,462.7               1,706.6
------------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $6,526.0            $  5,464.3
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.



SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS                                     Corning Incorporated and Subsidiary companies

                                                                                                   Year Ended December 31,
                                                                                                   -----------------------
(In millions)                                                                                 1999         1998         1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $   515.8     $  421.3     $  461.5
   Adjustments to reconcile net income to net cash
     provided by operating activities of continuing operations:
     Income from discontinued operations                                                       (4.8)       (66.5)       (30.9)
     Depreciation and amortization                                                            408.3        320.1        305.0
     Non-operating gains                                                                      (30.0)       (40.4)
     Provision for impairment and restructuring, net of cash spent                              1.4         61.3
     Employee benefit expense in excess of (less than) cash funding                           (17.1)        39.4         36.2
     Equity in earnings of associated companies in excess of
       dividends received                                                                     (61.4)       (33.9)       (13.8)
     Minority interest in earnings of subsidiaries
       in excess of dividends paid                                                             50.5          8.3         39.7
     (Gains) losses on disposition of properties and investments                                8.8          8.9         (6.4)
     Deferred tax provision                                                                    36.3          2.0          0.3
     Other                                                                                     25.3         31.0          3.8
   Changes in operating assets and liabilities:
     Accounts receivable                                                                     (152.1)       (61.9)       (74.0)
     Inventories                                                                              (81.3)       (19.6)       (62.7)
     Other current assets                                                                      (6.8)       (13.6)       (10.3)
     Accounts payable and other current liabilities                                           156.0         16.0         51.1
------------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                            848.9        672.4        699.5
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to plant and equipment                                                          (757.1)      (730.4)      (760.3)
   Acquisitions of businesses, net                                                           (188.1)       (85.0)       (61.9)
   Net proceeds from disposition of properties and investments                                 67.9        141.2         58.1
   Proceeds from divestiture of consumer housewares business                                               593.1
   Net increase in long-term investments                                                      (37.7)      (102.1)        (8.8)
   Other, net                                                                                 (17.9)         0.4         16.8
------------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS                               (932.9)      (182.8)      (756.1)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of loans                                                            680.7        489.6        187.8
   Repayments of loans                                                                       (199.2)      (300.8)       (77.6)
   Repayments of loans with proceeds from divestiture of
      consumer housewares business                                                                        (343.0)
   Proceeds from issuance of common stock                                                     113.2         28.7         45.0
   Repurchases of common stock                                                                (96.2)       (74.3)       (70.6)
   Dividends paid                                                                            (176.9)      (168.3)      (167.8)
   Other                                                                                        0.3         (0.3)        (0.2)
------------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES OF CONTINUING OPERATIONS                                                         321.9       (368.4)       (83.4)
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rates on cash                                                               (4.2)         4.4          2.4
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                            (12.5)      (172.0)        22.0
------------------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                       221.2        (46.4)      (115.6)
Cash and cash equivalents at beginning of year                                                 59.2        105.6        221.2
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $   280.4     $   59.2     $  105.6
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.



SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY                Corning Incorporated and Subsidiary Companies
(In millions, except per share amounts)

                                                                                                         Accumulated
                                                       Capital in                                           other          Total
                                              Common    excess of    Unearned     Retained   Treasury   comprehensive  shareholders'
                                               stock    par value  compensation   earnings     stock    income (loss)      equity
                                               -----    ---------  ------------   --------     -----    -------------      ------

BALANCE, DECEMBER 31, 1996                    $130.7    $  857.0     $(130.0)     $  904.4   $(672.5)     $  43.2       $ 1,132.8

Net income                                                                           461.5                                  461.5
Foreign currency translation adjustment                                                                     (77.3)          (77.3)
Unrealized gain on marketable securities,
  net of tax                                                                                                  0.2             0.2
                                                                                                                         -----------
Total comprehensive income                                                                                                  384.4

Shares issued                                    1.7       119.0                                                            120.7
Corning Stock Ownership Trust                               (0.2)       14.5                                                 14.3
Repurchases of shares                                                                          (70.6)                       (70.6)
Retirement of treasury shares                              (20.5)                               20.5
Tax benefit from exercise of options                        12.2                                                             12.2
Dividends on stock ($0.72 per share)                                                (167.8)                                (167.8)
Other, net                                                   8.8        (4.4)                   (1.9)                         2.5
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                     132.4       976.3      (119.9)      1,198.1    (724.5)       (33.9)        1,428.5

Net income                                                                           421.3                                  421.3
Foreign currency translation adjustment                                                                      38.3            38.3
Unrealized loss on marketable
  securities, net of tax                                                                                     (1.0)           (1.0)
Realized gains on securities, net of tax                                                                     (0.2)           (0.2)
                                                                                                                         ---------
Total comprehensive income                                                                                                  458.4

Shares issued                                    0.8        48.2                                                             49.0
Corning Stock Ownership Trust                               15.6        (3.1)                                                12.5
Repurchases of shares                                                                          (74.3)                       (74.3)
Retirement of treasury shares                              (14.6)                               14.6
Tax benefit from exercise of options                        13.8                                                             13.8
Dividends on stock ($0.72 per share)                                                (168.3)                                (168.3)
Other, net                                                   2.1        (9.3)                   (5.8)                       (13.0)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                     133.2     1,041.4      (132.3)      1,451.1    (790.0)         3.2         1,706.6

Net income                                                                           515.8                                  515.8
Foreign currency translation adjustment                                                                     (53.8)          (53.8)
Unrealized gain on marketable
  securities, net of tax                                                                                     23.2            23.2
Realized gains on securities, net of tax                                                                     (3.2)           (3.2)
Total comprehensive income                                                                                                  482.0
Conversion of monthly income
  preferred securities                                     102.7                               262.6                        365.3
Shares issued                                    2.2       160.5                                                            162.7
Corning Stock Ownership Trust                              144.8      (127.3)                                                17.5
Repurchases of shares                                                                          (96.2)                       (96.2)
Retirement of treasury shares                              (30.2)                               30.2
Tax benefit from exercise of options                        59.9                                                             59.9
Dividends on stock ($0.72 per share)                                                (176.9)                                (176.9)
Other, net                                                               4.4                   (62.6)                       (58.2)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                    $135.4    $1,479.1     $(255.2)     $1,790.0   $(656.0)     $ (30.6)      $ 2,462.7
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS Corning Incorporated and Subsidiary Companies (In millions, except share and per share amounts)

--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The supplemental consolidated financial statements include the accounts of all entities controlled by Corning. All significant intercompany accounts and transactions are eliminated.

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

As more fully described in Note 2, Corning merged with Oak Industries, Inc. on January 28, 2000 in a pooling of interests transaction. The supplemental consolidated financial statements for 1999, 1998 and 1997 have been restated to include the financial position, results of operations and cash flows of Oak Industries. No adjustments were needed to conform the accounting policies of Corning and Oak Industries. In addition, no adjustments have been made for transactions between Corning and Oak Industries as such transactions were not significant.

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

INVENTORIES

Corning historically used the last-in, first-out (LIFO) method for approximately 40% of its inventories, with the remaining inventories valued on a first-in, first-out (FIFO) basis. In the second quarter of 1999, Corning changed its method of determining the cost of its LIFO inventories to the FIFO method. As a result of declining costs and prices for such inventories, Corning believes that the use of the FIFO method results in a more current inventory valuation at period end dates and minimizes the likelihood of lower-of-cost-or-market valuation issues.

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

2.   BUSINESS COMBINATIONS AND DIVESTITURES

POOLING OF INTERESTS

On January 28, 2000, Corning merged with Oak Industries, Inc. (Oak Industries) in a pooling of interests transaction. Oak Industries' shareholders received
0.83 of a share of Corning stock for each share of Oak Industries stock owned. Corning issued approximately 14.8 million shares of Corning common stock. Merger related expenses of approximately $45 million pre-tax will be recorded in the first quarter of 2000. Separate revenue and income amounts of the merged companies are as follows (in millions):


------------------------------------------------------------------------------------------------------------------------------------
                                                       For the Years Ended December 31,
                                           -------------------------------------------------------
                                               1999                  1998                  1997
------------------------------------------------------------------------------------------------------------------------------------
Total revenues:
    Corning                                  $4,368.1               $3,572.1              $3,554.3
    Oak Industries                              444.4                  349.5                 315.8
                                             ---------              --------              --------
    Combined                                 $4,812.5               $3,921.6              $3,870.1
                                             ========               ========              ========

Net income:
    Corning                                  $  481.7               $  394.0              $  439.8
    Oak Industries                               34.1                   27.3                  21.7
                                             --------               --------              ---------
    Combined                                 $  515.8               $  421.3              $  461.5
                                             ========               ========              =========

--------------------------------------------------------------------------------

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

In December 1999, Corning completed acquisitions with an aggregate purchase price of $17.5 million in cash. The excess purchase price over the fair value of net tangible assets acquired totaled $8.5 million and is being amortized over periods of up to 10 years. These acquisitions are not significant to the supplemental consolidated financial statements.

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

On April 30, 1999, Corning acquired BICC, plc's telecommunications cable business and the 50% equity interest in Optical Waveguides Australia, Pty. Ltd.
(OWA) it did not already own for cash consideration of approximately $135 million. The acquisition was recorded using the purchase method of accounting. The excess purchase price over the fair value of the net tangible assets acquired, accounted for as goodwill and other intangible assets, was approximately $37 million and is being amortized over periods ranging from 5 to 25 years. During the third and fourth quarters, adjustments to purchase accounting increased goodwill and primarily reduced property, plant and equipment. OWA became a wholly owned subsidiary as a result of this transaction and the results of its operations are included in the supplemental consolidated financial statements from the date of the transaction. The acquisition in comparison to Corning's consolidated results were not material.

On December 1, 1998, Corning acquired the 50% interest in Optical Fibres previously owned by BICC, plc. The consideration was comprised of approximately $47 million in cash and the assumption of $27 million in debt. The acquisition was recorded using the purchase method of accounting. During the fourth quarter of 1999, adjustments to purchase accounting eliminated intangible assets and increased property, plant and equipment. Optical Fibres became a wholly owned subsidiary as a result of this transaction and the results of its operations are included in the supplemental consolidated financial statements from the date of the transaction. These results are not material to Corning's supplemental consolidated financial statements.

On October 30, 1998 Oak Industries purchased Tele Quarz GmbH (Tele Quarz), a German manufacturer of frequency control products. The total purchase price, including debt assumed and transaction costs, was approximately $63.5 million. The acquisition was recorded using the purchase method of accounting. The results of operations of Tele Quarz are included in the supplemental consolidated financial statements from the date of acquisition. The excess purchase price over the fair value of the net tangible assets acquired, accounted for as goodwill and other intangibles, was approximately $18 million and is being amortized over periods ranging from 12 to 30 years.

In April 1997, Corning acquired 100% of the stock of Optical Corporation of America (OCA) for a total purchase price of approximately $70 million. The consideration was comprised of approximately 950,000 shares of Corning stock, options and $32 million of cash. The acquisition was recorded using the purchase method of accounting. The results of operations of OCA are included in the supplemental consolidated financial statements from the date of acquisition. The excess cost over the fair value of the net tangible assets acquired was approximately $52 million and is being amortized over periods of up to 20 years.

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

OTHER

In June 1998, Molecular Simulations, Inc. (MSI) merged with Pharmacopeia, Inc., a publicly traded company. Corning previously owned 35% of MSI and owned approximately 15% of the combined entity at the time of the merger. Corning realized a non-operating gain of $20.5 million ($13.2 million after tax), or $0.05 per share, from this transaction.

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

Corning's reportable segments include Telecommunications, Advanced Materials and Information Display. The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment and photonic modules and components for the worldwide telecommunications industry. The financial results of Oak Industries are reflected within the Telecommunications Segment. The Advanced Materials Segment manufactures specialized products with unique properties for customer applications utilizing glass, glass ceramic and polymer technologies. Businesses within this segment include environmental products, science products, semiconductor materials and optical and lighting products. The Information Display Segment manufactures glass panels and funnels for televisions and CRTs, and projection video lens assemblies and liquid crystal display glass for flat panel displays.

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




OPERATING SEGMENTS                                                                       Advanced      Information      Total
                                                                  Telecommunications     Materials       Display       Segments
                                                                  ------------------     ---------       -------       --------
1999

NET SALES                                                                 $2,958.2       $1,053.9         $701.2        $4,713.3
Depreciation and amortization (1)                                            243.1           83.3           80.0           406.4
Research, development and engineering expenses (2)                           260.8           94.5           22.9           378.2
Interest income (3)                                                            8.5            2.0            0.8            11.3
Interest expense (4)                                                          58.8           22.7           11.2            92.7
Income tax expense                                                           137.5           43.0           19.0           199.5
SEGMENT EARNINGS BEFORE MINORITY INTEREST AND EQUITY EARNINGS (5)            308.6           90.9           57.6           457.1
Minority interest in earnings of subsidiaries                                (34.6)                        (22.7)          (57.3)
Equity in earnings of associated companies                                    14.9           21.7           67.8           104.4
SEGMENT NET INCOME                                                           288.9          112.6          102.7           504.2
Investment in associated companies, at equity                                 58.4           45.3          261.0           364.7
Segment assets (6)                                                         2,768.8          878.8        1,011.5         4,659.1
Capital expenditures                                                         329.2          112.9           59.5           501.6
----------------------------------------------------------------------------------------------------------------------------------

1998

NET SALES                                                                 $2,139.6       $1,020.1         $644.7        $3,804.4
Depreciation and amortization (1)                                            165.6           78.8           74.5           318.9
Research, development and engineering expenses (2)                           203.7           80.0           23.7           307.4
Interest income (3)                                                           10.5            3.2            1.1            14.8
Interest expense (4)                                                          39.8           16.7           10.0            66.5
Income tax expense                                                           118.1           38.4            8.2           164.7
SEGMENT EARNINGS BEFORE MINORITY INTEREST AND EQUITY EARNINGS (5)            247.9           75.9           39.2           363.0
Minority interest in earnings of subsidiaries                                (38.0)           0.3          (27.6)          (65.3)
Equity in earnings of associated companies                                    22.7           17.6           44.9            85.2
SEGMENT NET INCOME                                                           232.6           93.8           56.5           382.9
Investment in associated companies, at equity                                 36.8           42.0          190.4           269.2
Segment assets (6)                                                         2,343.4          837.7          915.1         4,096.2
Capital expenditures                                                         276.8          131.0           53.0           460.8
----------------------------------------------------------------------------------------------------------------------------------

1997

NET SALES                                                                 $2,109.7       $1,030.4         $664.2        $3,804.3
Depreciation and amortization (1)                                            149.8           82.0           71.8           303.6
Research, development and engineering expenses (2)                           129.7           63.6           69.6           262.9
Interest income (3)                                                            4.0            2.5            1.0             7.5
Interest expense (4)                                                          45.3           23.5           13.8            82.6
Income tax expense                                                           177.7           50.8           (8.6)          219.9
SEGMENT EARNINGS BEFORE MINORITY INTEREST AND EQUITY EARNINGS (5)            330.1           89.8           16.4           436.3
Minority interest in earnings of subsidiaries                                (47.1)           0.7          (31.0)          (77.4)
Equity in earnings of associated companies                                    36.2           13.1           21.7            71.0
SEGMENT NET INCOME                                                           319.2          103.6            7.1           429.9
Investment in associated companies, at equity                                 71.2           35.3          142.2           248.7
Segment assets (6)                                                         1,956.9          762.6          841.4         3,560.9
Capital expenditures                                                         350.7          117.0          119.0           586.7
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

A reconciliation of the totals reported for the operating segments to the applicable line items in the supplemental consolidated financial statements is as follows:



                                                                                            1999           1998           1997
                                                                                            ----           ----           ----

REVENUES
Total segment net sales                                                                $  4,713.3      $ 3,804.4     $  3,804.3
Non-segment net sales (1)                                                                    27.8           27.5           26.9
Royalty, interest and dividend income                                                        41.4           50.0           38.9
Non-operating gains                                                                          30.0           39.7
-------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                                      $  4,812.5      $ 3,921.6     $  3,870.1

NET INCOME
Total segment net income (2)                                                           $    504.2      $   382.9     $    429.9
   UNALLOCATED ITEMS:
Non-segment income (1)                                                                       20.2           39.5           10.0
Provision for impairment and restructuring (3)                                               (1.4)         (84.6)
Minority interest                                                                            (9.5)           3.7
Interest expense                                                                             (0.5)          (0.3)          (0.4)
Income tax (4)                                                                               (7.6)          15.2           (3.4)
Equity in earnings of associated companies (1)                                                7.9           12.1            8.2
Dividends on convertible preferred securities of subsidiary                                  (2.3)         (13.7)         (13.7)
--------------------------------------------------------------------------------------------------------------------------------
   Net income from continuing operations                                               $    511.0      $   354.8     $    430.6

ASSETS
Total segment assets                                                                   $  4,659.1      $ 4,096.2     $  3,560.9
   NON-SEGMENT ASSETS:
Net assets of discontinued operations                                                                                     357.6
Property, plant and equipment (5)                                                           828.9          624.7          523.2
Investments (6)                                                                             139.6          108.1           69.7
Other assets (7)                                                                            357.0          336.8          293.2
Remaining corporate assets (8)                                                              541.4          298.5          275.1
----------------------------------------------------------------------------------------------------------------------------------
   Total consolidated assets                                                           $  6,526.0      $ 5,464.3     $  5,079.7
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes amounts derived from corporate investments. Non-segment income also includes non-operating gains.
(2)  Includes royalty, interest and dividend income.
(3) The 1999 amount is the net impact of a $15.5 million impairment charge related to the Advanced Materials Segment and the release of restructuring reserves totaling $14.1 million. See Note 8 to the supplemental consolidated financial statements for further discussion of the restructuring reserve. The portion of the 1998 restructuring charge related to Telecommunications, Advanced Materials and Information Display Segments was $8.3 million, $26.9 million, and $16.3 million, respectively. The remainder pertains to corporate functions.
(4) Includes tax associated with the impairment and restructuring charges and non-operating gains.
(5) Represents corporate property, plant and equipment not specifically identifiable to a segment.
(6) Represents corporate investments in associated companies, both at cost and at equity.
(7) Includes current corporate assets, primarily cash, short-term investments and deferred taxes.
(8) Includes non-current corporate assets, primarily pension assets and deferred taxes.



OTHER SIGNIFICANT ITEMS                                                                   SEGMENT       RECONCILING  CONSOLIDATED
                                                                                           TOTAL        ADJUSTMENTS      TOTAL
                                                                                           -----        -----------      -----

1999
Depreciation and amortization                                                            $  406.4         $  1.9       $  408.3
Interest expense                                                                             92.7            0.5           93.2
Income taxes                                                                                199.5            7.6          207.1
Equity in earnings of associated companies                                                  104.4            7.9          112.3
Minority interest                                                                           (57.3)          (9.5)         (66.8)
Investment in associated companies, at equity                                               364.7           57.2          421.9
Capital expenditures                                                                        501.6          255.5(1)       757.1
----------------------------------------------------------------------------------------------------------------------------------

1998
Depreciation and amortization                                                            $  318.9         $  1.2       $  320.1
Interest expense                                                                             66.5            0.3           66.8
Income taxes                                                                                164.7          (15.2)         149.5
Equity in earnings of associated companies                                                   85.2           12.1           97.3
Minority interest                                                                           (65.3)           3.7          (61.6)
Investment in associated companies, at equity                                               269.2           54.7          323.9
Capital expenditures                                                                        460.8          269.6(1)       730.4
----------------------------------------------------------------------------------------------------------------------------------

1997
Depreciation and amortization                                                            $  303.6         $  1.4       $  305.0
Interest expense                                                                             82.6            0.4           83.0
Income taxes                                                                                219.9            3.4          223.3
Equity in earnings of associated companies                                                   71.0            8.2           79.2
Minority interest                                                                           (77.4)                        (77.4)
Investment in associated companies, at equity                                               248.7           52.6          301.3
Capital expenditures                                                                        586.7          173.6(1)       760.3
----------------------------------------------------------------------------------------------------------------------------------

(1) Includes capital spending on shared research facilities of $134.5 million, $166.0 million and $82.4 million in 1999, 1998 and 1997, respectively.

Information concerning principal geographic areas is as follows:



                                                1999                           1998                         1997
-----------------------------------------------------------------------------------------------------------------------------
                                         Net         Non-current         Net      Non-current        Net       Non-current
                                        Sales        assets(1)          Sales      Assets(1)        Sales        Assets(1)
-----------------------------------------------------------------------------------------------------------------------------
North America
   United States                      $2,792.7        $3,427.9         $2,498.8    $3,120.4         $2,406.8      $2,671.5
   Canada                                473.0            92.9            312.0        94.5            254.8          95.5
   Mexico                                 67.1            58.2             58.3        44.2             60.7          26.9
-----------------------------------------------------------------------------------------------------------------------------
       Total North America             3,332.8         3,579.0          2,869.1     3,259.1          2,722.3       2,793.9

Asia Pacific
   Japan                                 391.4           148.5            318.4       109.6            365.0         103.4
   China                                  79.4            38.0             75.7        13.0            120.4          10.4
   Korea                                  50.8           264.6             24.3       195.2             29.9         135.9
   Other                                  80.1            45.7             42.8        15.1             45.9          16.0
-----------------------------------------------------------------------------------------------------------------------------
       Total Asia Pacific                601.7           496.8            461.2       332.9            561.2         265.7

Europe
   Germany                               189.7            91.2            123.7        95.6            102.4          45.9
   France                                107.5            91.9             81.3        78.1            106.6          61.1
   United Kingdom                        132.8           150.4             84.2        76.0             73.3          60.0
   Other                                 261.2            60.0            133.3        29.3            110.5          32.7
-----------------------------------------------------------------------------------------------------------------------------
       Total Europe                      691.2           393.5            422.5       279.0            392.8         199.7

Latin America
   Brazil                                 44.2            20.7             32.4        10.4             81.5          11.7
   Other                                  13.3                             13.7                         22.5           0.3
-----------------------------------------------------------------------------------------------------------------------------
       Total Latin America                57.5            20.7             46.1        10.4            104.0          12.0

All other                                 57.9             7.9             33.0        22.0             50.9           8.5
-----------------------------------------------------------------------------------------------------------------------------
       Total                          $4,741.1        $4,497.9         $3,831.9    $3,903.4         $3,831.2      $3,279.8
-----------------------------------------------------------------------------------------------------------------------------------

(1) Excludes net assets of discontinued operations of $357.6 million in 1997 and deferred taxes of $43.9 million, $85.2 million and $118.7 million in 1999, 1998 and 1997, respectively.

4.   INVESTMENTS

ASSOCIATED COMPANIES AT EQUITY, OTHER THAN DOW CORNING CORPORATION

Samsung Corning Company Ltd., a 50%-owned South Korea-based manufacturer of glass panels and funnels for television and display monitors, represented $220.5 million and $174.4 million of Corning's investments accounted for by the equity method at year end 1999 and 1998, respectively.

The financial position and results of operations of Samsung Corning and Corning's other equity companies are summarized as follows:

                                                  1999                       1998                      1997
---------------------------------------------------------------------------------------------------------------------
                                          Samsung       Total        Samsung       Total       Samsung       Total
                                          Corning      Equity        Corning      Equity       Corning      Equity
                                          Co. Ltd     Companies      Co. Ltd.    Companies     Co. Ltd.    Companies
---------------------------------------------------------------------------------------------------------------------
Net sales                              $    964.6   $  1,830.7      $  884.1     $ 1,665.2    $  997.4      $ 1,818.5
Gross profit                                275.6        582.8         239.6         577.1       265.8          640.9
Net income                                   96.5        244.3          77.8         228.1        63.6          177.2
---------------------------------------------------------------------------------------------------------------------
Corning's equity in net income(1)     $      47.7   $    112.3      $   38.4     $    97.3    $   31.1      $    79.2
---------------------------------------------------------------------------------------------------------------------
Current assets                         $    274.5   $    608.2      $  362.6     $   677.1    $  371.9      $   796.4
Non-current assets                        1,006.9      1,334.8       1,022.7       1,324.0       934.4        1,314.6
---------------------------------------------------------------------------------------------------------------------
Current liabilities                    $    282.4   $    465.8      $  369.7     $   539.1    $  291.0      $   542.1
Non-current liabilities                     512.7        631.7         657.3         757.3       717.1          886.7
---------------------------------------------------------------------------------------------------------------------

(1) Equity in earnings shown above and in the Supplemental Consolidated Statements of Income are net of amounts recorded for income tax.

Dividends received from Samsung Corning and Corning's other equity companies totaled $50.9 million, $63.4 million and $65.4 million in 1999, 1998 and 1997, respectively. At December 31, 1999, approximately $339.1 million of equity in undistributed earnings of equity companies was included in Corning's retained earnings.

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

The financial position and results of operations of Dow Corning are summarized in the table below (amounts in millions):

------------------------------------------------------------------------------------------------------
                                                    1999             1998                1997
------------------------------------------------------------------------------------------------------
Net sales                                      $  2,603.3        $  2,568.0         $  2,643.5
Gross profit                                        772.2             826.7              895.3
Net income (loss)                                   109.7            (595.0)             237.6
------------------------------------------------------------------------------------------------------
Current assets                                 $  1,601.7        $  1,555.6         $  1,378.8
Non-current assets                                4,625.4           4,610.7            3,939.9
------------------------------------------------------------------------------------------------------
Current liabilities                            $    769.9        $    729.2         $    489.8
Non-current liabilities                             366.5             391.2              361.5
Liabilities subject to compromise (1)             4,592.3           4,609.6            3,441.1
Shareholders' equity                                498.4             436.3            1,026.3
------------------------------------------------------------------------------------------------------

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

OTHER INVESTMENTS

Corning's other investments include equity securities, which are classified as available-for-sale. At December 31, 1999, the fair value and cost of Corning's equity securities was $82.5 million and $51.4 million, respectively. The difference includes gross unrealized gains of $32.8 million and gross unrealized losses of $1.7 million. At December 31, 1998, the fair value and cost of Corning's equity securities was $53.3 million and $54.9 million, respectively. The difference includes gross unrealized gains of $0.3 million and gross unrealized losses of $1.9 million. The net change in the unrealized gain/(loss) on marketable securities classified as available-for-sale included as a component of accumulated other comprehensive income was $31.0 million and $(1.6) million for the years ended December 31, 1999 and 1998, respectively.

Proceeds from sales of marketable securities were $0.8 million and $8.2 million in 1999 and 1998, respectively, and related net realized gains included in income were $5.6 million and $0.9 million in 1999 and 1998, respectively.

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

The change in benefit obligation and funded status of Corning's employee retirement plans are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                            PENSION BENEFITS              POSTRETIREMENT BENEFITS
                                                            ----------------              -----------------------
                                                         1999              1998           1999              1998
---------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year               $ (1,561.1)      $ (1,285.9)      $ (632.3)       $  (520.7)
Service cost                                               (26.9)           (22.6)         (11.6)            (9.6)
Interest cost                                              (95.5)           (97.8)         (39.8)           (40.2)
Plan participants' contribution                             (2.5)            (2.5)          (1.7)            (1.5)
Amendments                                                 (61.5)           (17.7)          (0.9)            (1.3)
Curtailments                                                                (21.9)                           (8.7)
Gain/(loss) from changes in actuarial assumptions          157.4           (170.4)          58.0            (44.1)
Experience gain/(loss)                                      42.3            (43.2)           1.3            (42.0)
Benefits paid                                              116.7            100.9           34.7             35.8
-----------------------------------------------------------------------------------------------------------------------

Benefit obligation at end of year                     $ (1,431.1)      $ (1,561.1)      $ (592.3)       $  (632.3)
-----------------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year        $  1,537.3       $  1,483.1
Actual return on plan assets                               258.6            128.4
Employer contribution                                       36.7             24.2
Plan participants' contributions                             2.5              2.5
Benefits paid                                             (116.7)          (100.9)
-----------------------------------------------------------------------------------------------------------------------

Fair value of plan assets at end of year              $  1,718.4       $  1,537.3
-----------------------------------------------------------------------------------------------------------------------

Funded status                                         $    287.3       $    (23.8)      $ (592.3)       $  (632.3)
Unrecognized transition amount                              (2.2)            (2.9)
Unrecognized prior service cost                            149.2            110.4           (3.4)            (4.7)
Unrecognized net (gains)/losses from changes
  in actuarial assumptions                                (331.4)             7.5          (17.4)            39.1
-------------------------------------------------------------------------------------------------------------------------

Recognized asset (liability)                          $    102.9       $     91.2       $ (613.1)       $  (597.9)
-------------------------------------------------------------------------------------------------------------------------

Less current portion                                                                        39.1             38.1
-------------------------------------------------------------------------------------------------------------------------

Accrued postretirement liability                                                        $ (574.0)       $  (559.8)
--------------------------------------------------------------------------------------------------------------------------

Defined benefit pension plan assets are comprised principally of publicly traded debt and equity securities. Corning common stock represented 4.1% and 3.5% of plan assets at year end 1999 and 1998, respectively. Corning has not funded its postretirement obligations.

The weighted-average assumptions for Corning's employee retirement plans are as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                               PENSION BENEFITS              POSTRETIREMENT BENEFITS
                                                               ----------------              -----------------------
                                                            1999              1998           1999              1998
------------------------------------------------------------------------------------------------------------------------------------

Discount rate                                               7.75%              6.5%          7.75%             6.5%
Expected return on plan assets                               9.0%              9.0%
Rate of compensation increase                                4.5%              4.0%
------------------------------------------------------------------------------------------------------------------------------------

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

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in 1999 assumed health care trend rates would have the following effects:

---------------------------------------------------------------------------------------------------------------------
                                                                    1-PERCENTAGE-POINT
                                                                INCREASE          DECREASE
---------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components          $   3.9        $  (3.5)

Effect on postretirement benefit obligation                         44.0          (40.2)
---------------------------------------------------------------------------------------------------------------------
The components of net periodic benefit cost for Corning's employee retirement plans are as follows:

---------------------------------------------------------------------------------------------------------------------
                                                          PENSION BENEFITS                     POSTRETIREMENT BENEFITS
                                                          ----------------                     -----------------------
                                                    1999         1998         1997         1999         1998         1997
-------------------------------------------------------------------------------------------------------------------------------

Service cost                                      $ 26.9       $ 22.6      $  19.3       $  11.6       $  9.6       $  8.4
Interest cost                                       95.5         97.8         90.9          39.8         40.2         37.0
Expected return on plan assets                    (132.8)      (121.9)      (110.8)
Amortization of transition asset                    (0.6)        (0.6)        (0.7)          0.2                      (0.2)
Amortization of net loss                            13.5         13.1          3.8
Amortization of prior service cost                   2.2          1.8         11.7          (0.9)        (1.1)        (1.6)
-------------------------------------------------------------------------------------------------------------------------------

Net periodic benefit cost                            4.7         12.8         14.2          50.7         48.7         43.6

Recognition of curtailment and settlement            5.4         14.2(1)
Recognition of special termination benefits (2)                   7.5                                     0.5
-------------------------------------------------------------------------------------------------------------------------------

Total cost                                        $ 10.1       $ 34.5      $  14.2       $  50.7       $ 49.2       $ 43.6
-------------------------------------------------------------------------------------------------------------------------------

(1) Included in the gain on sale of the consumer housewares business, which is recorded in income from discontinued operations.

(2) Included in the provision for restructuring.

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement liability at the beginning of the year. In addition to defined benefit retirement plans, Corning offers defined contribution plans covering employees meeting certain eligibility requirements. Total consolidated defined contribution expense was $50.0 million in 1999, $39.5 million in 1998 and $33.1 million in 1997.


6.   TAXES ON INCOME

------------------------------------------------------------------------------------------------------------------------------------

                                                                                       1999             1998               1997
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before taxes on income:
U.S. companies                                                                      $  526.7          $  378.5          $  576.7
Non-U.S. Companies                                                                     148.2             103.8              89.1
-----------------------------------------------------------------------------------------------------------------------------------
Income before taxes on income                                                       $  674.9          $  482.3          $  665.8
-----------------------------------------------------------------------------------------------------------------------------------
Taxes on income from continuing operations                                          $  207.1          $  149.5          $  223.3
-----------------------------------------------------------------------------------------------------------------------------------
Effective tax rate reconciliation:
Statutory U.S. tax rate                                                                 35.0%             35.0%             35.0%
State taxes, net of federal benefit                                                      0.8               0.8               1.6
Foreign and other tax credits                                                           (0.4)             (0.8)             (0.6)
Lower taxes on subsidiary earnings                                                      (2.4)             (5.7)             (2.7)
Other                                                                                   (2.3)              1.7               0.2
-----------------------------------------------------------------------------------------------------------------------------------
Effective tax rate                                                                      30.7%             31.0%             33.5%
-----------------------------------------------------------------------------------------------------------------------------------
Components of net tax expense:
Taxes on income from continuing operations                                          $  207.1          $  149.5          $  223.3
Taxes on equity in earnings                                                             16.2              19.5              13.8
Tax benefits included in common shareholders' equity                                   (47.1)            (23.1)            (21.0)
-----------------------------------------------------------------------------------------------------------------------------------
Net tax expense before discontinued operations                                         176.2             145.9             216.1
Income tax expense from discontinued operations                                          3.1              76.6              17.7
-----------------------------------------------------------------------------------------------------------------------------------
Net tax expense                                                                     $  179.3          $  222.5          $  233.8
-----------------------------------------------------------------------------------------------------------------------------------
Current and deferred tax expense (benefit) before discontinued operations:
Current:
   U.S.                                                                             $   34.0          $   75.4          $  138.0
   State and municipal                                                                   2.9               9.2              20.9
   Foreign                                                                              82.8              59.3              56.9
Deferred:
   U.S.                                                                                 51.1               3.8              (0.8)
   State and municipal                                                                   7.3              (1.0)             (4.0)
   Foreign                                                                              (1.9)             (0.8)              5.1
-----------------------------------------------------------------------------------------------------------------------------------
Net tax expense before discontinued operations                                       $ 176.2           $ 145.9          $  216.1

The tax effects of temporary differences and carry forwards that gave rise to significant portions of the deferred tax assets and liabilities as of year end are comprised of the following:

------------------------------------------------------------------------------------------------------------------------------------

                                                                                1999                        1998
----------------------------------------------------------------------------------------------------------------------------------
       Post retirement medical and life benefits                             $  240.9                     $ 235.0
       Other employee benefits                                                   59.2                        46.0
       Other accrued liabilities                                                 29.8                        27.6
       Restructuring reserves                                                     3.3                        25.2
       Loss and tax credit carryforwards                                         83.9                        55.4
       Other                                                                     37.4                        38.8
----------------------------------------------------------------------------------------------------------------------------------
       Gross deferred tax assets                                                454.5                       428.0
       Deferred tax assets valuation allowance                                  (50.3)                      (33.8)
----------------------------------------------------------------------------------------------------------------------------------

       Deferred tax assets                                                      404.2                       394.2
----------------------------------------------------------------------------------------------------------------------------------

       Fixed assets                                                            (176.5)                     (139.3)
       Pensions                                                                 (41.0)                      (35.3)
       Other                                                                    (29.0)                      (17.8)
----------------------------------------------------------------------------------------------------------------------------------

       Deferred tax liabilities                                                (246.5)                     (192.4)
----------------------------------------------------------------------------------------------------------------------------------

       Net deferred tax assets                                               $  157.7                     $ 201.8
-----------------------------------------------------------------------------------------------------------------------------------

The net change in the total valuation allowance for the years ended December 31, 1999 and 1998, was an increase of $16.5 million and $11.8 million, respectively.

Corning currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent they are currently taxable or expected to be remitted. Taxes have not been provided on $603.5 million of accumulated foreign unremitted earnings which are expected to remain invested indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, if these earnings were remitted, income taxes payable would be provided at a rate which is significantly lower than the effective tax rate.

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

Total payments for taxes on income were $186.4 million, $194.2 million and $212.9 million during 1999, 1998 and 1997, respectively. Deferred income tax benefits totaling $113.5 million and $117.4 million were included in other current assets at year end 1999 and 1998, respectively. At December 31, 1999, Corning had tax benefits attributable to loss carryforwards and credits aggregating $83.9 million that expire at various dates through 2014.

7.   SUPPLEMENTAL INCOME STATEMENT DATA

---------------------------------------------------------------------------------------------
                                                                 1999        1998        1997
---------------------------------------------------------------------------------------------
Depreciation expense                                         $  375.5    $  292.6    $  277.7
Amortization of purchased intangibles including goodwill         27.8        22.2        21.8
Amortization of other intangible assets                           5.0         5.3         5.5
---------------------------------------------------------------------------------------------

Depreciation and amortization expense                        $  408.3    $  320.1    $  305.0
---------------------------------------------------------------------------------------------

Rental Expense                                               $   64.1    $   58.3    $   51.6
---------------------------------------------------------------------------------------------

Interest expense incurred                                    $  134.5    $  113.6    $  107.7
Interest capitalized                                            (41.3)      (46.8)      (24.7)
---------------------------------------------------------------------------------------------

Interest expense, net                                        $   93.2    $   66.8    $   83.0
---------------------------------------------------------------------------------------------

Interest paid                                                $  130.9    $  111.5    $  122.7
---------------------------------------------------------------------------------------------


Consolidated interest expense allocated to discontinued operations totaled $2.7 million and $13.0 million in 1998 and 1997, respectively. The allocations were based on the ratio of net assets of discontinued operations to consolidated net assets.

8.   PROVISION FOR RESTRUCTURING

In the second quarter of 1998, Corning recorded a restructuring charge of $84.6 million ($49.2 million after tax and minority interest), or $0.19 per share. The charge was comprised of early retirement incentives offered to certain salaried non-union employees 55 years old or older satisfying service criteria and severance costs associated with workforce reductions of other non-union employees. The restructuring charge related to approximately 650 employees, all of whom were terminated as of June 30, 1999. Corning has paid $62.7 million of restructuring and severance related costs since inception of the plan, $39.4 million of which was paid in 1999. The program required retirees to provide certain information by September 30, 1999. As a result Corning determined in the fourth quarter that the total costs of the incentive package would be less than anticipated. Consequently, Corning released restructuring reserves totaling $14.1 million pre-tax ($8.6 million after tax), or $0.03 per share, in the fourth quarter of 1999. The remaining reserve at December 31, 1999 of $7.8 million primarily represents amounts related to lump sum payments to be paid in the first quarter of 2000 in accordance with the original terms of the restructuring plan, as well as amounts to be paid in satisfaction of remaining benefits included in the package. Management estimates that the annualized cost savings related to these programs is approximately $30 million per year after taxes.

9.   SUPPLEMENTAL BALANCE SHEET DATA

-------------------------------------------------------------------------------
                                                        1999          1998
-------------------------------------------------------------------------------
INVENTORIES
   Finished goods                                 $    206.1    $    221.0
   Work in process                                     152.6         138.6
   Raw materials and accessories                       162.0         124.9
   Supplies and packing materials                       81.5          70.6
-------------------------------------------------------------------------------
   Total inventories valued at current cost            602.2         555.1
   Reduction to LIFO valuation (1)                                   (19.1)
-------------------------------------------------------------------------------
   Inventories                                    $    602.2    $    536.0
-------------------------------------------------------------------------------

PLANT AND EQUIPMENT
   Land                                           $     68.8    $     59.1
   Buildings                                         1,446.7         975.4
   Equipment                                         4,043.1       3,843.4
-------------------------------------------------------------------------------
                                                     5,558.6       4,877.9
   Accumulated depreciation                         (2,356.9)     (2,094.0)
-------------------------------------------------------------------------------
   Plant and equipment, net                       $  3,201.7    $  2,783.9
-------------------------------------------------------------------------------

OTHER ACCRUED LIABILITIES
   Taxes on income                                $    115.0    $    162.7
   Restructuring reserves                                7.8          61.3
   Wages and employee benefits                         224.5         167.4
   Dividends payable to minority shareholders           95.0
   Other liabilities                                   273.0         217.4
-------------------------------------------------------------------------------
   Other accrued liabilities                      $    715.3    $    608.8
-------------------------------------------------------------------------------

(1) Corning historically used the last-in, first-out (LIFO) method for approximately 40% of its inventories, with the remaining inventories valued on a first-in, first-out (FIFO) basis. In the second quarter of 1999, Corning changed its method of determining the cost of its LIFO inventories to the FIFO method. As a result of declining costs and prices for such inventories, Corning believes that the use of the FIFO method results in a more current inventory valuation at period end dates and minimizes the likelihood of lower-of-cost-or-market valuation issues. As a result, Corning recorded a charge of approximately $5.8 million ($3.9 million after tax) in the second quarter of 1999. The impact of this change on historical operating results was not material and, accordingly, the historical financial statements have not been restated to reflect this change.

10.  LOANS PAYABLE

----------------------------------------------------------------------------------------------
                                                                          1999            1998
----------------------------------------------------------------------------------------------
LOANS PAYABLE
    Current maturities of loans payable beyond one year               $   45.6        $  136.9
    Other short-term borrowings                                          375.1            69.8
----------------------------------------------------------------------------------------------

                                                                      $  420.7        $  206.7
----------------------------------------------------------------------------------------------

LOANS PAYABLE BEYOND ONE YEAR
    Notes, 8.75%, due 1999                                            $               $  100.0
    Series A senior notes, 7.99%, due 1999                                                12.0
    Series B senior notes, 8.4%, due 2002                                 21.5            28.5
    Debentures, 8.25%, due 2002                                           75.0            75.0
    Debentures, 6%, due 2003                                              99.8            99.6
    Debentures, 7%, due 2007, net of unamortized discount of
      $34.6 million in 1999 and $37.1 million in 1998                     65.4            62.9
    Notes, 6.73%, due 2008                                                32.8            36.4
    Convertible notes, 4.875%, due 2008                                  100.0           100.0
    Notes, 6.83%, due 2009                                                27.2            30.0
    Notes, 6.3%, due 2009                                                150.0
    Debentures, 6.75%, due 2013                                           99.6            99.6
    Debentures, 8.875%, due 2016                                          74.5            74.5
    Debentures, 8.875%, due 2021                                          74.9            74.9
    Debentures, 7.625%, putable in 2004, due 2024                         99.7            99.7
    Medium-term notes, average rate 7.8%, due through 2025               265.0           265.0
    Debentures, 6.85%, due 2029                                          149.7
    Other, average rate 6.1%, due through 2016                           200.9           196.6
----------------------------------------------------------------------------------------------

                                                                       1,536.0         1,354.7
    Less current maturities                                               45.6           136.9
----------------------------------------------------------------------------------------------

                                                                      $1,490.4        $1,217.8
----------------------------------------------------------------------------------------------

At December 31, 1999 and 1998, the weighted-average interest rate on short-term borrowings was 6.1% and 5.2%, respectively.

At December 31, 1999, loans payable beyond one year become payable:

----------------------------------------------------------------------------------
    2001            2002               2003             2004            2005-2029
----------------------------------------------------------------------------------
   $144.3            $97.6            $185.6            $12.9          $1,050.0
----------------------------------------------------------------------------------

Based on borrowing rates currently available to Corning for loans with similar terms and maturities, the fair value of loans payable beyond one year was $1.7 billion at year end 1999.

In February 1998, Oak Industries issued $100 million of convertible subordinated notes bearing interest at 4.875% due in 2008. The notes are convertible into 2.2 million shares of Corning common stock at a conversion price of approximately $47 per share.

In January 2000, Corning called and retired two long-term note issues of Siecor Corporation, 6.73% due 2008 and 6.83% due 2009, in the aggregate principal amount of $60.0 million. In January 2000, Corning repaid all outstanding indebtedness under Oak's revolving credit facility, which approximated $98 million, and terminated the remaining revolving credit commitment of $250 million with Oak's existing bank group.

Unused bank revolving credit agreements in effect at December 31, 1999 provide for Corning to borrow up to $1.4 billion. The revolving credit agreements provide for borrowing of U.S. dollars and Eurocurrency at various rates.

At December 31, 1999, Corning had the flexibility of issuing up to $2.4 billion in debt and equity securities under its shelf registration statement filed earlier in the year. Upon closing of the equity offering in January 2000, Corning has depleted this capacity.

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

Components of other comprehensive income (loss) accumulated in shareholders' equity are as follows (in millions):

--------------------------------------------------------------------------------------------------------
                                                           FOREIGN         UNREALIZED       ACCUMULATED
                                                          CURRENCY       GAINS (LOSSES)        OTHER
                                                         TRANSLATION      ON MARKETABLE    COMPREHENSIVE
                                                         ADJUSTMENT        SECURITIES      INCOME (LOSS)

DECEMBER 31, 1996                                          $  43.2                            $  43.2
Foreign currency translation adjustment                      (77.3)                             (77.3)
Unrealized gain on marketable securities
  (net of tax of $0.1 million)                                              $    0.2              0.2
                                                           -------------------------------------------

DECEMBER 31, 1997                                          $ (34.1)         $    0.2          $ (33.9)
Foreign currency translation adjustment                       38.3                               38.3
Unrealized loss on marketable securities
  (net of tax of $0.6 million)                                                  (1.0)            (1.0)
Realized gains on securities                                                    (0.2)            (0.2)
                                                           -------------------------------------------

DECEMBER 31, 1998                                          $   4.2          $   (1.0)         $   3.2
Foreign currency translation adjustment                      (53.8)                             (53.8)
Unrealized gain on marketable securities
  (net of tax of $14.9 million)                                                 23.2             23.2
Realized gains on securities (net of tax of $2.1 million)                       (3.2)            (3.2)
                                                           -------------------------------------------

DECEMBER 31, 1999                                          $ (49.6)         $   19.0          $ (30.6)
                                                           ===========================================


14.  EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible preferred shares and subordinated notes outstanding at the beginning of the year were converted at those dates, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by Corning with the related proceeds.

     A reconciliation of the basic and diluted earnings per share from continuing operations computations for 1999, 1998 and 1997 are as follows:


                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------------------------------
                                                1999                             1998                              1997
                                    -----------------------------    -----------------------------    -----------------------------
                                              Weighted-                        Weighted-                        Weighted-
                                               Average                          Average                          Average
                                               Shares    Per Share              Shares    Per Share              Shares    Per Share
                                    Income  (in millions) Amount     Income  (in millions) Amount     Income  (in millions) Amount
                                    ------  ------------- ------     ------  ------------- ------     ------  ------------- ------

Net income from continuing
  operations                       $511.0                             $354.8                           $430.6
Less:  Preferred stock
  dividends                          (1.2)                              (1.5)                            (1.6)
                                   -----------------------------      ----------------------------     ----------------------------

BASIC EARNINGS PER SHARE            509.8       255.1     $2.00        353.3      244.4      $1.45      429.0      242.9      $1.77
                                                          =====                              =====                            =====

EFFECT OF DILUTIVE SECURITIES

Options                                           5.2                               3.3                              5.0
Convertible preferred
   securities of subsidiary           2.3         1.9                   13.7       11.5                  13.7       11.5
Convertible subordinated notes        3.4         2.2
Convertible preferred stock           1.2         0.7                                                     1.6        1.0
                                   ----------------------------       ----------------------------     ----------------------------

DILUTED EARNINGS PER SHARE         $516.7       265.1     $1.95       $367.0      259.2      $1.42     $444.3      260.4      $1.71
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

At December 31, 1998, 178,700 shares of Series B Convertible Preferred Stock were outstanding. Each Series B share is convertible into 4.79 shares of Corning common stock. In addition, the convertible subordinated notes were also outstanding. These notes were convertible into 1.8 million weighted-average shares of Corning common stock. The convertible shares from the preferred stock and the subordinated notes were not included in the calculation of diluted earnings per share in 1998 due to the anti-dilutive effect they would have had on earnings per share if converted.

15.  STOCK COMPENSATION PLANS

At December 31, 1999, Corning's stock compensation programs are in accordance with the 1998 Employee Equity Participation Program (Program). This Program provides for approximately 9.0 million shares of Corning common stock to be available for sale or grant, including approximately 1.0 million shares carried over from the 1994 equity plan. At December 31, 1999, 4.8 million shares were available under the Program. Oak predecessor stock compensation plans include the 1992 and the 1995 Stock Option Restricted Plans. At December 31, 1999, 0.8 million shares of Oak common stock were available for sale or grant under Oak's plans. Upon merger with Corning, no future awards or grants may be made under Oak's predecessor plans.

STOCK OPTION PLAN

Corning stock option plans provide non-qualified and incentive stock options to purchase unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

Oak predecessor stock option plans granted options at a price (not less than the fair market value) determined by the Compensation Committee of the Oak Industries Board of Directors at the date of grant. Options granted pursuant to Oak's award plans generally vest over three years from the date of the grant and expire after ten years or ten years and one day.

Transactions for the three years ended December 31, 1999 were:

--------------------------------------------------------------------------------
                                                   Number             Weighted-
                                                of Shares               Average
                                           (in thousands)        Exercise Price
--------------------------------------------------------------------------------

Options outstanding January 1, 1997               13,322                 $24.27
Options granted under Plans                        1,758                  36.25
Options exercised                                 (2,522)                 16.05
Options terminated                                  (309)                 27.67
--------------------------------------------------------------------------------

Options outstanding January 1, 1998               12,249                 $26.97
Options granted under Plans                        3,753                  33.50
Options exercised                                 (1,150)                 20.38
Options terminated                                  (246)                 30.71
--------------------------------------------------------------------------------

Options outstanding January 1, 1999               14,606                 $29.11
Options granted under Plans                        2,541                  64.98
Options exercised                                 (5,078)                 26.32
Options terminated                                  (306)                 36.00
--------------------------------------------------------------------------------

Options outstanding December 31, 1999             11,763                 $37.89
--------------------------------------------------------------------------------


The number of options exercisable and the corresponding weighted-average exercise price was 4.7 million and $31.07 at December 31, 1999, 7.1 million and $26.84 at December 31, 1998 and 6.4 million and $24.80 at December 31, 1997. The weighted-average fair value of options granted was $24.87 in 1999, $12.34 in 1998 and $16.29 in 1997. Upon consummation of the Oak merger on January 28, 2000, options to acquire 1.6 million shares of Corning common stock became exercisable in accordance with their original terms.

The following table summarizes information about stock options outstanding at December 31, 1999:

                                           Options Outstanding                                Options Exercisable
----------------------------------------------------------------------------------------------------------------------------
                                 Number                                                           Number
                          Outstanding at           Remaining           Weighted-          Exercisable at          Weighted-
         Range of      December 31, 1999    Contractual Life             Average       December 31, 1999            Average
  Exercise Prices         (in thousands)            in Years      Exercise Price          (in thousands)     Exercise Price
----------------------------------------------------------------------------------------------------------------------------

  $  3.49 to 25.28                   759                 4.0              $21.34                     753             $21.36
   $26.04 to 28.01                 2,454                 5.7              $26.13                   1,195             $26.18
   $28.02 to 28.77                 2,624                 8.3              $28.23                     465             $28.67
   $29.12 to 35.09                 1,442                 5.1              $31.44                   1,194             $31.49
   $35.32 to 40.66                 1,299                 8.4              $38.40                     417             $38.38
   $40.96 to 59.22                 1,728                 8.9              $45.26                     641             $47.53
   $59.50 to 95.34                   635                 9.3              $61.09                       5             $61.91
  $95.50 to 125.84                   822                 9.9              $95.94
----------------------------------------------------------------------------------------------------------------------------
                                  11,763                 7.4              $37.89                   4,670             $31.07
============================================================================================================================


INCENTIVE STOCK PLANS

The Corning Incentive Stock Plan permits stock grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration.

In 1999, 1998 and 1997, grants of 412,000 shares, 698,000 shares and 1,003,000 shares, respectively, were made under this plan. The weighted-average price of the grants was $65.60 in 1999, $33.52 in 1998 and $40.03 in 1997, respectively. A total of 2.4 million shares issued in prior years remain subject to forfeiture at December 31, 1999.

During 1997 and 1996, Oak granted 5,000 and 124,000 shares, respectively, of restricted stock from its 1995 Stock Option and Restricted Stock Plan (the 1995
Plan) to certain of its officers and employees. During 1999, Oak granted 34,500 shares of restricted stock from its 1992 Stock Option and Restricted Stock Plan to certain employees. During 1999 and 1997, 4,700 and 25,000 shares, respectively, of the restricted stock were forfeited. Oak granted no restricted stock under the 1995 Plan in 1998 and 1999. Unearned compensation is amortized to expense over the three-year vesting period.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement defines a fair value-based method of accounting for employee stock options and similar equity investments and encourages adoption of that method of accounting for employee stock compensation plans. However, it also allows entities to continue to measure compensation cost for employee stock compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Corning applies APB 25 accounting for its stock-based compensation plans. Compensation expense is recorded for awards of shares or share rights over the period earned. Compensation expense of $7.2 million, $5.4 million and $30.0 million was recorded in 1999, 1998 and 1997, respectively.

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

PRO FORMA IMPACT OF FAS 123

Corning has adopted the disclosure-only provisions of FAS 123. If Corning had elected to recognize compensation expense under FAS 123, Corning's net income in 1999, 1998 and 1997 would have decreased by $28.7 million, $19.0 million and $16.6 million, respectively. Corning's diluted earnings per share amounts in 1999, 1998 and 1997 would have decreased by $0.11, $0.07 and $0.06, respectively. The pro forma information above reflects the compensation expense that would have been recognized under FAS 123 for Corning and Oak combined. The fair values of stock-based awards are based on assumptions that were appropriate at the grant date and have not been restated to reflect the merger.

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

For purposes of FAS 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following are weighted-average assumptions used for grants under Corning stock plans and predecessor Oak plans in 1999, 1998 and 1997, respectively:

--------------------------------------------------------------------
                                  1999         1998         1997
--------------------------------------------------------------------

Risk free interest rate:
   Corning Incorporated           5.7%         4.4%         6.4%
   Oak                            5.7%         4.9%         6.0%
--------------------------------------------------------------------

Dividend yield:
   Corning Incorporated           1.2%         1.7%         1.6%
   Oak                              -            -            -
--------------------------------------------------------------------

Expected volatility:
   Corning Incorporated          33.0%        29.0%        25.0%
   Oak                           49.0%        45.0%        56.0%
--------------------------------------------------------------------

16.  COMMITMENTS, CONTINGENCIES, GUARANTEES AND HEDGING ACTIVITIES

COMMITMENTS AND GUARANTEES

Minimum rental commitments under leases outstanding at December 31, 1999 are (in millions):

--------------------------------------------------------------------------------------------------------

    2000            2001              2002              2003             2004              2005-2020
--------------------------------------------------------------------------------------------------------

    $48.1            $41.3            $34.7             $30.4            $28.9             $170.5
--------------------------------------------------------------------------------------------------------


At December 31, 1999, future minimum lease payments to be received under a noncancelable sublease to Quest Diagnostics totaled $60.6 million. Quest Diagnostics, in turn, has a noncancelable sublease covering approximately $40.0 million of the minimum lease payments due to Corning. Corning has agreed to indemnify Quest Diagnostics should Quest Diagnostics' sublessee default on the minimum lease payments. Additionally, Corning continues to guarantee certain obligations of Quest Diagnostics totaling $14.8 million.

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

At December 31, 1999, Corning had foreign currency contracts to purchase approximately $108 million U.S. dollars with a fair value of $6.5 million. Of this amount, $0.1 million is included in other current liabilities at December 31, 1999. These contracts are held by Corning and its subsidiaries and will mature at varying dates in 2000.

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

Summarized results of Corning's discontinued operations are as follows (in millions):

                                                                   1999         1998         1997
---------------------------------------------------------------------------------------------------

Sales                                                                         $ 116.8      $ 574.8

Income (loss) before income taxes                                             $  (0.9)     $  49.0
Income tax provision (benefit)                                                   (0.3)        17.7
---------------------------------------------------------------------------------------------------
Income (loss) from operations, net of income taxes                               (0.6)        31.3
Gain on sale of consumer housewares business, net of tax
  of $3.1 million and $75.8 million, respectively                  $ 4.8         67.1
Minority interest in earnings of subsidiaries                                                 (0.4)
---------------------------------------------------------------------------------------------------
Discontinued operations, net of income taxes                       $ 4.8      $  66.5      $  30.9
---------------------------------------------------------------------------------------------------

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

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES

------------------------------------------------------------------------------------------------------------------------------------

                                                BALANCE AT                                   NET DEDUCTIONS           BALANCE AT
YEAR ENDED DECEMBER 31, 1999                     12-31-98               ADDITIONS               AND OTHER              12-31-99
------------------------------------------------------------------------------------------------------------------------------------

Doubtful accounts and allowances                  $ 18.1                 $ 23.3                  $ 21.5                 $   19.9
LIFO valuation                                    $ 19.1                                         $ 19.1
Deferred tax assets valuation allowance           $ 33.8                 $ 16.5                                         $   50.3
Accumulated amortization of goodwill
  and other intangible assets                     $ 90.3                 $ 31.1                  $  9.1                 $  112.3
Reserves for accrued costs of
  business restructuring                          $ 61.3                                         $ 53.5                 $    7.8
------------------------------------------------------------------------------------------------------------------------------------




------------------------------------------------------------------------------------------------------------------------------------

                                                BALANCE AT                                   NET DEDUCTIONS           BALANCE AT
YEAR ENDED DECEMBER 31, 1998                     12-31-97               ADDITIONS               AND OTHER              12-31-98
------------------------------------------------------------------------------------------------------------------------------------

Doubtful accounts and allowances                  $ 13.3                 $ 20.5                  $ 15.7                 $   18.1
LIFO valuation                                    $ 20.8                 $  5.2                  $  6.9                 $   19.1
Deferred tax assets valuation allowance           $ 22.0                 $ 11.8                                         $   33.8
Accumulated amortization of goodwill
  and other intangible assets                     $ 68.7                 $ 26.2                  $  4.6                 $   90.3
Reserves for accrued costs of
  business restructuring                                                 $ 84.6                  $ 23.3                 $   61.3
------------------------------------------------------------------------------------------------------------------------------------




------------------------------------------------------------------------------------------------------------------------------------

                                                BALANCE AT                                   NET DEDUCTIONS           BALANCE AT
YEAR ENDED DECEMBER 31, 1997                     12-31-96               ADDITIONS               AND OTHER              12-31-97
------------------------------------------------------------------------------------------------------------------------------------

Doubtful accounts and allowances                  $ 16.5                 $ 18.0                  $ 21.2                 $   13.3
LIFO valuation                                    $ 27.4                 $  1.0                  $  7.6                 $   20.8
Deferred tax assets valuation allowance           $ 12.5                 $  9.5                                         $   22.0
Accumulated amortization of goodwill
  and other intangible assets                     $ 46.5                 $ 26.3                  $  4.1                 $   68.7
------------------------------------------------------------------------------------------------------------------------------------

QUARTERLY OPERATING RESULTS AND RELATED MARKET DATA
(unaudited)

(In millions, except per share amounts)                                                Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------
                                                              First        Second        Third       Fourth       Total
1999                                                         Quarter      Quarter       Quarter      Quarter       Year
------------------------------------------------------------------------------------------------------------------------------------

Revenues                                                    $1,007.0    $  1,141.0   $  1,284.0   $  1,380.5   $  4,812.5
Gross profit                                                   383.2         436.4        478.2        513.0      1,810.8
Income from continuing operations before income
   taxes, minority interest and equity earnings                121.0         169.9        184.1        199.9        674.9
Taxes on income from continuing operations                     (37.3)        (52.3)       (55.7)       (61.8)      (207.1)
Minority interest in earnings of subsidiaries                  (10.1)        (17.4)       (18.6)       (20.7)       (66.8)
Dividends on convertible preferred securities
   of subsidiary                                                (2.3)                                                (2.3)
Equity in earnings of associated companies                      21.2          30.8         32.1         28.2        112.3
Income from continuing operations                           $   92.5    $    131.0   $    141.9   $    145.6   $    511.0
Income from discontinued operations, net of income tax (1)                                               4.8          4.8
Net income                                                  $   92.5    $    131.0   $    141.9   $    150.4   $    515.8
------------------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
   Continuing operations                                    $   0.37    $    0.51    $     0.55   $     0.56   $     2.00
   Discontinued operations (1)                                                                          0.02         0.02
   Net income                                               $   0.37    $    0.51    $     0.55   $     0.58   $     2.02
DILUTED EARNINGS PER SHARE
   Continuing operations                                    $   0.36    $    0.50    $     0.54   $     0.55   $     1.95
   Discontinued operations (1)                                                                          0.02         0.02
   Net income                                               $   0.36    $    0.50    $     0.54   $     0.57   $     1.97
Dividend declared                                           $   0.18    $    0.18    $     0.18   $     0.18   $     0.72
Price range
   High                                                     $  60.94    $   70.13    $    75.00   $   128.94
   Low                                                         45.50        48.00         61.38        65.63
====================================================================================================================================


1998
------------------------------------------------------------------------------------------------------------------------------------

Revenues                                                    $  883.7    $    977.3   $  1,000.4   $  1,060.2   $  3,921.6
Gross profit                                                   313.7         363.5        390.5        403.7      1,471.4
Income from continuing operations before income
   taxes, minority interest and equity earnings                 74.6          66.4        173.9        167.4        482.3
Taxes on income from continuing operations                     (25.0)        (18.9)       (53.9)       (51.7)      (149.5)
Minority interest in earnings of subsidiaries                   (5.7)        (13.0)       (20.5)       (22.4)       (61.6)
Dividends on convertible preferred securities
   of subsidiary                                                (3.4)         (3.5)        (3.4)        (3.4)       (13.7)
Equity in earnings of associated companies                      28.1          33.6         15.7         19.9         97.3
Income from continuing operations                           $   68.6    $     64.6   $    111.8   $    109.8   $    354.8
Income (loss) from discontinued operations,
   net of income taxes (1)                                      (0.6)         67.1                                   66.5
Net income                                                  $   68.0    $    131.7   $    111.8   $    109.8   $    421.3
------------------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
   Continuing operations                                    $   0.28    $    0.26    $     0.46   $     0.45   $     1.45
   Discontinued operations (1)                                               0.28                                    0.27
   Net income                                               $   0.28    $    0.54    $     0.46   $     0.45   $     1.72
DILUTED EARNINGS PER SHARE
   Continuing operations                                    $   0.28    $    0.26    $     0.44   $     0.44   $     1.42
   Discontinued operations (1)                                 (0.01)        0.26                                    0.25
   Net income                                               $   0.27    $    0.52    $     0.44   $     0.44   $     1.67
Dividend declared                                           $   0.18    $    0.18    $     0.18   $     0.18   $     0.72
Price range
   High                                                     $  44.25    $   43.50    $    35.25   $    45.00
   Low                                                         32.38        34.00         23.50        27.75
====================================================================================================================================

(1) Discontinued operations are described in Note 17 of the Notes to Supplemental Consolidated Financial Statements.

FIVE YEARS IN REVIEW - HISTORICAL COMPARISON

(In millions, except per share amounts)                                               Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------
                                                              1999          1998           1997            1996            1995
------------------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
    Continuing operations                                 $    2.00     $    1.45     $     1.77        $    1.46      $    (0.55)
    Discontinued operations                                    0.02          0.27           0.12            (0.57)           0.11
    Net income (loss)                                     $    2.02     $    1.72     $     1.89        $    0.89      $    (0.44)
DILUTED EARNINGS PER SHARE
    Continuing operations                                 $    1.95     $    1.42     $     1.71        $    1.44      $    (0.49)
    Discontinued operations                                    0.02          0.25           0.11            (0.54)           0.11
    Net income (loss)                                     $    1.97     $    1.67     $     1.82        $    0.90      $    (0.38)
Dividends declared                                        $    0.72     $    0.72     $     0.72        $    0.72      $     0.72
Shares used in computing earnings per share
    Basic earnings per share                                  255.1          244.4         242.9            242.0           241.1
    DILUTED EARNINGS PER SHARE                                265.1          259.2         260.4            255.0           241.1
------------------------------------------------------------------------------------------------------------------------------------

OPERATIONS

Net sales                                                 $ 4,741.1     $  3,831.9    $  3,831.2        $ 3,327.5      $  2,900.1
Non-operating gains                                            30.0           39.7                           21.5
Research, development and engineering expenses                378.2          307.4         262.9            200.1           177.3
Provision for impairment and restructuring                      1.4           84.6                            5.9            26.5
Taxes on income from continuing operations                    207.1          149.5         223.3            174.2           118.5
Minority interest in earnings of subsidiaries                  66.8           61.6          77.4             59.8            75.2
Dividends on convertible preferred securities
   of subsidiary                                                2.3           13.7          13.7             13.7            13.7
Equity in earnings (losses) of associated companies:
  Other than Dow Corning Corporation                          112.3           97.3          79.2             83.8            68.2
  Dow Corning Corporation                                                                                                  (348.0)
Income (loss) from continuing operations                  $   511.0     $    354.8    $    430.6        $   355.2      $   (130.3)
Income (loss) from discontinued operations,
  net of income taxes                                           4.8           66.5          30.9           (136.9)           29.0
Extraordinary charge, net of income taxes
  and minority interest                                                                                      (0.9)           (1.6)

NET INCOME (LOSS)                                         $   515.8     $    421.3    $    461.5        $   217.4      $   (102.9)
------------------------------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION

ASSETS
  Working capital                                         $   430.2     $    347.7    $    326.2        $   524.2      $    349.7
  Investments                                                 504.4          377.2         318.4            345.5           385.8
  Plant and equipment, net                                  3,201.7        2,783.9       2,337.3          1,873.6         1,491.8
  Goodwill and other intangible assets, net                   506.7          506.2         472.8            426.4           337.2
  Net assets of discontinued operations                                                    357.6            364.0         2,064.4
  TOTAL ASSETS                                              6,526.0        5,464.3       5,079.7          4,557.7         5,647.0
------------------------------------------------------------------------------------------------------------------------------------

CAPITALIZATION
  Loans payable beyond one year                           $ 1,490.4     $  1,217.8    $  1,277.3        $ 1,333.3      $  1,417.6
  Other liabilities                                           720.6          682.7         636.0            605.8           599.0
  Minority interest in
    subsidiary companies                                      284.8          346.1         354.3            320.8           305.8
  Convertible preferred securities
    of subsidiary                                                            365.2         365.3            365.1           364.7
  Convertible preferred stock                                  13.5           17.9          19.8             22.2            23.9
  COMMON SHAREHOLDERS' EQUITY                               2,462.7        1,706.6       1,428.7          1,132.8         2,222.2
------------------------------------------------------------------------------------------------------------------------------------
  Total capitalization                                    $ 4,972.0     $  4,336.3    $  4,081.2        $ 3,780.0      $  4,933.2
====================================================================================================================================

(In millions, except number of employees and shareholders)

                                                         1999          1998             1997              1996             1995
------------------------------------------------------------------------------------------------------------------------------------

SELECTED DATA
Common dividends declared                           $    175.7       $  166.8         $   166.2         $  165.3       $   165.2
Preferred dividends declared                        $      1.2       $    1.5         $     1.6         $    1.9       $     2.0
Additions to plant and equipment                    $    757.1       $  730.4         $   760.3         $  583.4       $   354.0
Depreciation and amortization                       $    408.3       $  320.1         $   305.0         $  266.3       $   232.4
Number of employees (1)                                 21,500         19,300            19,500           18,200          15,700
Number of common shareholders                           20,200         22,100            23,600           24,300          25,900
------------------------------------------------------------------------------------------------------------------------------------

(1) Amounts do not include employees of discontinued operations.

INVESTOR INFORMATION

ANNUAL MEETING
The annual meeting of shareholders will be held on Thursday, April 27, 2000, in Corning, NY. A formal notice of the meeting together with a proxy statement will be mailed to shareholders on or about March 16, 2000. The proxy statement can also be accessed electronically through the Corning home page on the Internet at http://www.corning.com. A summary report of the proceedings at the annual meeting will be available without charge upon written request to Mr. A. John Peck Jr., vice president and secretary, Corning Incorporated, HQ-E2-A10, Corning, NY 14831.

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

                                                                                         FISCAL YEAR ENDED
                                                                   -----------------------------------------------------------------
                                                                   Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,
                                                                     1999         1998         1997         1996         1995
                                                                     ----         ----         ----         ----         ----

Income from continuing operations before taxes on income          $  674.9      $ 482.3      $ 665.8      $ 519.1      $  356.9
Adjustments:
  Share of earnings before taxes of 50% owned companies              167.8        175.2        111.3        129.5          94.7
  Earnings (losses) before taxes of greater than 50% owned
    unconsolidated subsidiary                                         (1.2)                                   0.7          (3.1)
  Distributed income of less than 50% owned companies
    and share of loss if debt is guaranteed                                        (1.1)
  Amortization of capitalized interest                                14.5         14.4         16.6         11.8           9.6
  Fixed charges net of capitalized interest                          156.9        138.8        154.9        113.8          90.8
                                                                  --------      -------      -------      -------      --------

Earnings before taxes and fixed charges as adjusted               $1,012.9      $ 809.6      $ 948.6      $ 774.9      $  548.9
                                                                  ========      =======      =======      =======      ========

Fixed charges:
  Interest incurred                                               $  134.5      $ 113.6      $ 107.7      $  79.4      $   71.7
  Share of interest incurred of 50% owned companies and interest
   on guaranteed debt of less than 50% owned companies                33.5         45.4         51.5         38.8          10.2
  Interest incurred by greater than 50% owned unconsolidated
    subsidiary                                                                                                              0.7
  Portion of rent expense which represents interest factor            21.4         19.4         17.2         13.7          14.6
  Share of portion of rent expense which represents interest
    factor for 50% owned companies                                     5.0          5.0          3.8          1.4           2.7
  Portion of rent expense which represents interest factor for greater than 50% owned unconsolidated subsidiary
  Amortization of debt costs                                           3.9          3.4          1.8          2.6           0.5
                                                                  --------      -------      -------      -------      --------

Total fixed charges                                                  198.3        186.8        182.0        135.9         100.4
Capitalized interest                                                 (41.4)       (48.0)       (27.1)       (22.1)         (9.6)
                                                                  --------      -------      -------      -------      --------

Total fixed charges net of capitalized interest                   $  156.9      $ 138.8      $ 154.9      $ 113.8      $   90.8
                                                                  ========      =======      =======      =======      ========

Preferred dividends:
  Preferred dividend requirements                                 $    3.5      $  15.3      $  15.3      $  15.7      $   15.7
  Ratio of pre-tax income to income before minority interest
    and equity earnings                                                1.4          1.4          1.5          1.5           1.5
                                                                  --------      -------      -------      -------      --------
  Pre-tax preferred dividend requirement                               4.9         21.4         23.0         23.6          23.6

Total fixed charges                                                  198.3        186.8        182.0        135.9         100.4
                                                                  --------      -------      -------      -------      --------

Fixed charges and pre-tax preferred dividend requirement          $  203.2      $ 208.2      $ 205.0      $ 159.5      $  124.0
                                                                  ========      =======      =======      =======      ========

Ratio of earnings to combined fixed charges and preferred
  dividends                                                            5.0x         3.9x         4.6x         5.0x          4.4x
                                                                  ========      =======      =======      =======      ========

ITEM 14(C) EXHIBIT #21

CORNING INCORPORATED AND SUBSIDIARY COMPANIES

SUBSIDIARIES OF THE REGISTRANT AS OF DECEMBER 31, 1999 ARE LISTED BELOW:

                                                                                   Percentage of
                                                                              Corp. voting securities
No.                               Name                                         owned by (Corp. No.)
-----------------------------------------------------------------------------------------------------
1.       Corning Incorporated (New York)

2.       Corning Brasil Industria E Comercio Ltda. (Brazil)                     100.00        (1)
3.       Corning Incorporated Foreign Sales Corporation (Virgin Islands)         90.91        (1)
                                                                                  9.09       (38)

4.       Corning International Corporation (Delaware)                           100.00        (1)
5.       Corning Development, Inc., (Delaware)                                  100.00        (4)
6.       Corning S.A. (France)                                                   99.82        (4)
7.       Corning Glass Taiwan Co., Ltd. (Taiwan)                                100.00        (4)
8.       Corning GmbH (Germany)                                                  98.08       (58)
                                                                                  1.92        (4)

9.       Corning India Private Ltd. (India)                                      99.90        (4)
                                                                                 00.10       (10)
10.      Corning (H.K.) Ltd. (Hong Kong)                                         99.90        (4)
                                                                                 00.10        (7)
11.      Corning Japan K.K. (Japan)                                             100.00        (4)
12.      Corning Limited (United Kingdom)                                       100.00        (4)
13.      Corning Mexicana, S.A. de C.V. (Mexico)                                100.00        (4)
14.      Teddington Company Ltd. (Bermuda)                                      100.00        (4)
15.      Corning International K.K. (Japan)                                     100.00        (1)
16.      Nutrisearch Biosystems Limited (United Kingdom)                        100.00        (1)
17.      Corning Asahi Corporation (Delaware)                                    51.00        (1)
18.      Components Incorporated (Delaware)                                     100.00        (1)
19.      Corning Asahi Video Products Company (New York)                         51.00        (1)
20.      Corning Consumer Products Company (Delaware)                             3.00        (1)
21.      Corning Brasil - Vidros Especiais Ltda. (Brazil)                       100.00        (1)
22.      Costar Europe Ltd. (Delaware)                                          100.00        (1)
23.      Corning Costar Italia, s.r.l. (Italy)                                  100.00        (1)
24.      Siecor Corporation (Delaware)                                           50.00        (1)
25.      Siecor Brands, Inc. (Delaware)                                         100.00       (24)
26.      Siecor Technology, Inc. (Delaware)                                     100.00       (24)
27.      Corning Optical Fiber, Inc. (Delaware)                                 100.00        (4)
28.      Optical Fibers (Partnership) (United Kingdom)                           50.00       (27)
                                                                                 50.00       (12)

29.      Siecor Finance, Inc. (Delaware)                                        100.00       (24)
30.      Siecor Operations, L.L.C. (North Carolina)                              99.99       (24)
                                                                                 00.01       (34)

31.      Cable Services, Inc. (Delaware)                                        100.00       (24)
32.      Siecor Mexico S.A. de C.V. (Mexico)                                     99.99       (24)
                                                                                 00.01       (34)

33.      Siecor Dominican Republic, Inc. (Delaware)                             100.00       (24)
34.      Siecor International Corporation (North Carolina)                      100.00       (24)
35.      Siecor International Corporation (Virgin Islands)                      100.00       (24)
36.      Siecor Puerto Rico, Inc.  (Delaware)                                   100.00       (24)
37.      Siecor, Ltd. (Cayman Islands)                                          100.00       (24)
38.      U.S. Precision Lens, Inc. (Ohio)                                       100.00        (1)

SUBSIDIARIES OF THE REGISTRANT AS OF DECEMBER 31, 1999 ARE LISTED BELOW:

                                                                                   Percentage of
                                                                              Corp. voting securities
No.                               Name                                         owned by (Corp. No.)
-----------------------------------------------------------------------------------------------------

39.      Corning Korea Company Ltd. (Korea)                                     100.00        (4)
40.      Quanterra Incorporated (Delaware)                                      100.00        (1)
41.      Corning OOO (Russia)                                                   100.00        (4)
42.      Corning OCA Corporation (Delaware)                                     100.00        (1)
43.      Corning Finance B.V. (Netherlands)                                     100.00        (4)
44.      Biccor (Singapore) Pte. Ltd. (Singapore)                               100.00        (4)
45.      Corning Noble Park Pty. Limited (Australia)                            100.00        (4)
46.      OWA Superannuation Pty. Limited (Australia)                            100.00       (45)
47.      Corning Cables Australia Pty. Limited (Australia)                      100.00        (4)
48.      BICC Cables e Instalaciones, S.l. (Spain)                              100.00       (49)
49.      BICC Cables de Comunicaciones, S.l. (Spain)                            100.00        (4)
50.      Corning S.r.l. (Italy)                                                  96.00        (4)
                                                                                  2.00       (12)

51       Corning Communications Limited (United Kingdom)                        100.00        (4)
52.      Rochester Photonics Corporation (New York)                             100.00        (1)
53.      Corning (Shanghai) Co., Ltd. (China)                                   100.00        (4)
54.      Corning Photonics Canada Inc. (Canada)                                 100.00        (4)
55.      Corning Science Mexico, S.A. de C.V. (Mexico)                           99.99        (4)
                                                                                 00.01       (13)

56.      OOO Corning SNG (Russia)                                               100.00        (4)
57.      Corning Products South Africa (Pty) Ltd. (South Africa)                100.00        (4)
58.      Corning Holding GmbH (Germany)                                         100.00        (4)
59.      Riesling Acquisition Corporation (Delaware)                            100.00        (1)
60.      Omega One Communications, L.L.C. (Delaware)                             66.00        (1)
61.      Corning Communications GmbH (Germany)                                  100.00       (58)
62.      Capricorn Insurance Company (Vermont)                                  100.00        (4)
63.      Oak Industries, Inc. (Delaware)                                        100.00       (59)
64.      Connector Holding Company (Delaware)                                   100.00       (63)
65.      Gilbert Engineering Co., Inc. (Delaware)                               100.00       (64)
66.      Cabel-Con A/S (Denmark)                                                100.00       (65)
67.      Cabel-Con, Inc. USA (Arizona)                                          100.00       (65)
68.      Gilbert Engineering Australasia Pty. Ltd. (Australia)                  100.00       (65)
69.      Gilbert Engineering France, S.A. (France)                              100.00       (65)
70.      Societe d'Appareillages Electroniques, S.A. (France)                   100.00       (69)
71.      Gilbert Engineering (Guam)                                             100.00       (65)
72.      Electronic Technologies Inc. (Delaware)                                100.00       (63)
73.      McCoy International Holding Company (Delaware)                          50.00       (72)
                                                                                 50.00       (87)

74.      Lasertron, Inc. (Massachusetts)                                        100.00       (63)
75.      Lasertron Worldwide Inc. (Delaware)                                    100.00       (74)
76.      Oak Com Inc. (Delaware)                                                100.00       (63)
77.      OakGrigsby Inc. (Delaware)                                             100.00       (63)
78.      Harper-Wyman Company (Delaware)                                        100.00       (77)
79.      Harper-Wyman International Inc. (Delaware)                             100.00       (78)
80.      Harper-Mex S.A. de C.V. (Mexico)                                       100.00       (79)
81.      Oak Investment Corporation (Delaware)                                  100.00       (77)
82.      Oak Systems Inc. (Delaware)                                            100.00       (81)

SUBSIDIARIES OF THE REGISTRANT AS OF DECEMBER 31, 1999 ARE LISTED BELOW:

                                                                                   Percentage of
                                                                              Corp. voting securities
No.                               Name                                         owned by (Corp. No.)
-----------------------------------------------------------------------------------------------------
83.      National Subscription Television of Chicago Inc. (Illinois)            100.00       (82)
84.      OGI International Inc. (Delaware)                                      100.00       (77)
85.      SGI de Mexico, S.A. de C.V. (Mexico)                                   100.00       (84)
86.      Oak/Segs IV Partnership (Partnership)                                   31.44       (63)
                                                                                 57.14       (89)
                                                                                  1.71       (78)
                                                                                  5.14       (87)
                                                                                  4.57       (77)
87.      Oak Crystal Inc. (Delaware)                                            100.00       (63)
88.      Croven Crystals Ltd. (Canada)                                          100.00       (87)
89.      Oak Communications Inc. (Delaware)                                     100.00       (87)
90.      Oak China Inc. (Delaware)                                              100.00       (89)
91.      Oak Communications Components (Shanghai) Co., Ltd. (China)             100.00       (89)
92.      Oak Crystal (U.K.) Ltd. (United Kingdom)                               100.00       (87)
93.      Oak Enclosures Inc. (Delaware)                                         100.00       (87)
94.      H.E.S. International, Inc. (Kansas)                                    100.00       (93)
95.      Oak Industries German Holding GmbH (Germany)                            99.00       (87)
                                                                                  1.00       (63)

96.      Oak Industries Verwaltungs GmbH (Germany)                              100.00       (95)
97.      Tele Quarz GmbH & Co KG (Germany)                                      100.00       (95)
                                                                                  0.00       (102)

98.      Laboratoire Piezo Electricite S.A. (France)                            100.00       (97)
99.      Tele Quarz USA Inc. (North Carolina)                                   100.00       (97)
100.     Tele Quarz Slovakia S.R.O. (Slovakia)                                  100.00       (95)
101.     Tele Quarz Slovensko S.R.O. (Slovakia)                                 100.00       (100)
102.     TQ Verwaltungs GmbH (Germany)                                          100.00       (95)
103.     Oak Omega Inc. (Delaware)                                              100.00       (87)
104.     Oak Crystal (Cayman) Ltd. (Cayman Islands)                             100.00       (103)
105.     Oak TQ Inc. (Delaware)                                                 100.00       (87)
106.     Oak Vermogensverwaltungs GmbH & Co KG (Germany)                         99.00       (87)
                                                                                  1.00       (105)
                                                                                  0.00       (96)

107.     TQ Vermogensverwaltungs GmbH and Co. KG (Germany)                       99.00       (106)
                                                                                  1.00       (105)
                                                                                  0.00       (96)
108.     Piezo Crystal Company (Pennsylvania)                                   100.00       (87)
109.     Oak FSC (Guam)                                                         100.00       (63)


COMPANIES ACCOUNTED FOR UNDER THE COST AND EQUITY METHODS:

110.     EuroKera S.N.C. (France)                                                49.90        (6)
111.     Keraglass S.N.C. (France)                                               49.90        (6)
112.     Samcor Glass Limited (India)                                            40.00        (6)
                                                                                  5.00       (128)

113.     Samsung Corning Micro-Optics Company Limited (Korea)                    51.00        (1)
114.     Samara Optical Cable Company, Ltd. (Russia)                             49.00        (4)

SUBSIDIARIES OF THE REGISTRANT AS OF DECEMBER 31, 1999 ARE LISTED BELOW:

                                                                                                   Percentage of
                                                                                              Corp. voting securities
No.                               Name                                                         owned by (Corp. No.)
---------------------------------------------------------------------------------------------------------------------

115.     BICC UCOM Co. (Thailand)                                                                65.00        (4)
116.     Siecor GmbH (Germany)                                                                   50.00        (8)
117.     Siecor GmbH & Co. KG (Germany)                                                          50.00        (8)
118.     International Hua-Mei Glass Engineering Co., Ltd. (Peoples Republic of China)           50.00        (4)
119.     Pittsburgh Corning Europe N.V. (Belgium)                                                50.00        (4)
120.     Deutsche Pittsburgh Corning GmbH (Germany)                                             100.00       (119)
121.     Pittsburgh Corning France SARL (France)                                                100.00       (119)
122.     Pittsburgh Corning GmbH (Austria)                                                      100.00       (119)
123.     Pittsburgh Corning Nederland B.V. (Netherlands)                                        100.00       (119)
124.     Pittsburgh Corning Scandinavia AB (Sweden)                                             100.00       (119)
125.     Pittsburgh Corning (Schweiz) A.G. (Switzerland)                                        100.00       (119)
126.     Pittsburgh Corning (U.K.) Ltd. (United Kingdom)                                         99.00       (119)
127.     Shanghai Corning Engineering Corporation Ltd. (Peoples Republic of China)               50.00        (4)
128.     Samsung Corning Co. Ltd. (Korea)                                                        50.00        (4)
129.     Samsung Corning Company (Malaysia) SDN BHD                                              70.00       (128)
130.     Samsung Corning (Deutschland) GmbH (Germany)                                           100.00       (128)
131.     Tianjin Samsung Corning Co. Ltd. (Peoples Republic of China)                           100.00       (128)
132.     Cormetech, Inc. (Delaware)                                                              50.00        (1)
133.     American Video Glass Company (Delaware)                                                 50.00       (17)
134.     Corporate Venture Partners (Delaware)                                                   26.58        (1)
135.     Samsung Corning Precision Glass Co., Ltd. (Korea)                                       50.00        (4)
                                                                                                 40.00       (128)

136.     Corsam Glasstec R&D Center (Delaware)                                                   50.00        (1)
                                                                                                 50.00       (128)
137.     Samsung Video Glass America (California)                                                39.00       (128)
138.     Video Monitores de Mexico, S.A. de C.V. (Mexico)                                        43.75       (137)
                                                                                                 10.00        (4)
                                                                                                  2.50       (17)

139.     Shanghai Walsin Electric Cable & Wire Co., Ltd. (Peoples Republic of China)             10.00        (4)
140.     Video Servicios de Mexico, S.A. de C.V. (Mexico)                                        99.998      (138)
                                                                                                 00.002      (13)

141.     Dow Corning Corporation (Michigan)                                                      50.00        (1)
142.     Eurokera North America, Inc. (Delaware)                                                 50.00        (1)
143.     Fiber Sensys, Inc. (Oregon)                                                             46.97        (1)
144.     Pittsburgh Corning Corporation (Pennsylvania)                                           50.00        (1)
145.     U.S. Conec, Ltd. (Delaware)                                                             50.00       (24)
146.     Iwaki Glass Co., Ltd. (Japan)                                                            3.00        (4)
147.     SSH Limited (Hong Kong)                                                                 60.00       (128)
148.     Shenzhen SEG Samsung Glass Co., Ltd. (Peoples Republic of China)                        21.37       (147)
149.     OF LLC (Partnership) (Delaware)                                                         50.00        (1)
150.     NZ Applied Technologies Corporation (Massachusetts)                                     19.99        (1)
151.     Leader Optic Fibre Cable Sdn Bhd (Malaysia)                                             25.00        (4)
152.     Ficap Optel Ltda (Brazil)                                                               25.00        (4)
153.     Intellisense Corporation (Massachusetts)                                                20.50        (1)
154.     Oplink Communications Inc. (California)                                                  6.00        (1)
155.     Pharmacopeia, Inc. (Delaware)                                                           15.30        (1)
156.     McCoy International JV (Partnership)                                                    50.00       (72)
157.     Wuhan Telecommunication Devices Co. (China)                                             50.00       (74)

SUBSIDIARIES OF THE REGISTRANT AS OF DECEMBER 31, 1999 ARE LISTED BELOW:

                                                                                                   Percentage of
                                                                                              Corp. voting securities
No.                               Name                                                         owned by (Corp. No.)
---------------------------------------------------------------------------------------------------------------------

158.     On-TV of Chicago (Illinois)                                                             50.00       (83)
159.     Simek GmbH (Germany)                                                                    10.00       (97)
160.     Teletec Corporation (Taiwan)                                                            48.70       (97)
161.     TQ Electronics Co., Ltd. (Japan)                                                         5.00       (97)

Summary financial information on Corning's equity basis companies is included in
Note 4 (Investments), appearing on pages 36 through 38 in this Annual Report on Form 10-K/A.

ITEM 14(C) EXHIBIT #23

CONSENT OF INDEPENDENT ACCOUNTANTS

PRICEWATERHOUSECOOPERS LLP

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-77248, 33-30575, 33-30815, 33-47133, 33-50201,
33-55345, 33-58193, 33-63887, 33-18329, 33-3036, 333-24337, 333-26049,
333-26151, 333-61975, 333-61979, 333-61983, 333-91879 and 333-95963) and Form
S-3 (Nos. 33-40956, 33-44295, 33-49903, 33-53821, 33-56887, 333-81299 and
333-95385) of Corning Incorporated of our report dated February 2, 2000, except for Note 18, which is as of February 14, 2000, appearing on page 24 of this Form 10-K/A.

/s/ PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, New York  10019

March 7, 2000

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

                  Exhibit #27       Financial Data Schedules

Copies of these exhibits may be obtained by writing to Mr. A. John Peck Jr., secretary, Corning Incorporated, MP-HQ-E2-10, Corning, New York 14831.