Form 10-K/A
period 1999-12-31
CORNING INC /NY
filed 2000-04-07
CIK 24741

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13, OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                              CORNING INCORPORATED

                                 AMENDMENT NO. 2

         The undersigned registrant hereby amends the items, financial statements, exhibits or other portions of its Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 to expand upon information related to Dow Corning Breast Implant Litigation as set forth in the pages attached hereto.

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

DATE:  April 6, 2000

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

BREAST-IMPLANT LITIGATION. DOW CORNING BANKRUPTCY: Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation. On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The effect of the bankruptcy is to stay the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions. In the period from December 1996 through February 1998, Dow Corning filed a plan of reorganization and two amended plans, each of which was opposed by the Tort Claimants committee and other creditor representatives. In 1998, Dow Corning and the Tort Claimants Committee engaged in extended negotiations and reached certain compromises. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization ("Joint Plan"). The Joint Plan and related disclosure materials were mailed to claimants for their approval. Following a favorable vote from all but four classes of creditors, a hearing to confirm the Joint Plan was held in late June and into July 1999. On November 30, 1999, the Bankruptcy Court entered an order confirming the Joint Plan and indicated that certain written opinions would follow. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for the third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. Opponents of the Joint Plan have filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants have filed a notice of appeal (as well as motions to vacate and for related relief) seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue and each joined in the motions by the Proponents of the Joint Plan. Some parties, including the United States of America and the Nevada tort claimants, have filed motions asking the District Court to dismiss the appeals of Dow Corning, Dow Chemical and Corning, and the Tort Claimants Committee, as untimely as not taken within 10 days of the November 30 order of confirmation. Corning believes these dismissal motions are not likely to be granted and that the issues raised by the appeals are in any event before the District Court by way of the proponents' motion to vacate the December 21, 1999 opinion. These appeals and motions are set for argument before the District Court on April 12, 2000. The Proponents contend that the Bankruptcy Court misconstrued the release provisions in the Joint Plan and that the Plan cannot be confirmed without the shareholder releases. The timing and eventual outcome of these proceedings, including any subsequent appeals, remain uncertain. If, after all appeals are exhausted, the Joint Plan is upheld but the third party releases are held to be effective only with respect to tort claimants who voted in favor of the Joint Plan, Corning would rely on its summary judgment victories, and its pending motion for summary judgment awaiting decision by the Michigan Federal Court, to defeat the claims of those tort claimants who did not vote in favor of the Joint Plan. (INFRA, IMPLANT TORT LAWSUITS)

Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.2 billion (nominal value), subject to the limitations, terms and in conditions stated in the Joint Plan. Dow Corning proposes to provide the required funding over the 16 year period through a combination of cash, proceeds from insurance, and cash flow from operations. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and the issuance of senior notes, to its commercial creditors.

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

On November 30, 1999, the United States Bankruptcy Court for the Northern District of Michigan entered an order confirming the plan of reorganization (the Joint Plan) filed jointly by Dow Corning and the Committee of Tort Claimants (the Proponents). Despite the broad terms of its confirmation order, the Bankruptcy Court issued an opinion on December 21, 1999 which limited the third-party releases provided in the Joint Plan in favor of the shareholders (Corning and Dow Chemical) and certain other parties. The Court ruled that these releases would apply to all claimants who voted in favor of the Joint Plan and not to those who voted no or abstained. All other aspects of the December 21, 1999 opinion were favorable to the Proponents. Opponents of the Joint Plan have filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants have filed a notice of appeal (as well as motions to vacate and for related relief) seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue and each joined in the motions by the Proponents of the Joint Plan. As stated in Item 3, Legal Proceedings, the United States of America and the Nevada tort claimants have filed motions asking the District Court to dismiss the appeals from the November 30 order as untimely. Corning believes these dismissal motions are not likely to be granted and that the issues raised by the appeals are in any event before the District Court by way of the proponents' motion to vacate the December 21, 1999 Opinion. These appeals and motions are set for argument before the District Court on April 12, 2000. The Proponents contend that the Bankruptcy Court misconstrued the release provisions in the Joint Plan and that the Plan cannot be confirmed without the shareholder releases. The timing and eventual outcome of these proceedings, including any subsequent appeals, remain uncertain.

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

On November 30, 1999, the United States Bankruptcy Court for the Northern District of Michigan entered an order confirming the plan of reorganization (the Joint Plan) filed jointly by Dow Corning and the Committee of Tort Claimants (the Proponents). Despite the broad terms of its confirmation order, the Bankruptcy Court issued an opinion on December 21, 1999 which limited the third-party releases provided in the Joint Plan in favor of the shareholders (Corning and Dow Chemical) and certain other parties. The Court ruled that these releases would apply to all claimants who voted in favor of the Joint Plan and not to those who voted no or abstained. All other aspects of the December 21, 1999 opinion were favorable to the Proponents. Opponents of the Joint Plan have filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants have filed a notice of appeal (as well as motions to vacate and for related relief) seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue and each joined in the motions by the Proponents of the Joint Plan. As stated in Item 3, Legal Proceedings, the United States of America and the Nevada tort claimants have filed motions asking the District Court to dismiss the appeals from the November 30 order as untimely. Corning believes these dismissal motions are not likely to be granted and that the issues raised by the appeals are in any event before the District Court by way of the proponents' motion to vacate the December 21, 1999 Opinion. These appeals and motions are set for argument before the District Court on April 12, 2000. The Proponents contend that the Bankruptcy Court misconstrued the release provisions in the Joint Plan and that the Plan cannot be confirmed without the shareholder releases. The timing and eventual outcome of these proceedings, including any subsequent appeals, remain uncertain.

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

The following exhibits are included only in copies of the 1999 Annual Report on Form 10-K or Form 10-K/A, Amendment No. 1 filed with Securities and Exchange Commission.

                  Exhibit #3(i)     Restated Certificate of Incorporation dated April 24, 1997

                  Exhibit #3(ii)    By-Laws of Corning Incorporated, as amended and effective as of October 6,
                                    1998

                  Exhibit #12       Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
                                    Dividends

                  Exhibit #21       Subsidiaries of the Registrant at December 31, 1999

                  Exhibit #24       Powers of Attorney

                  Exhibit #27       Financial Data Schedules

Copies of these exhibits may be obtained by writing to Mr. A. John Peck Jr., secretary, Corning Incorporated, MP-HQ-E2-10, Corning, New York 14831.