Form 10-Q
period 2000-03-31
CORNING INC /NY
filed 2000-05-12
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000
                                --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

                          Commission file number 1-3247
                                                 ------


                              CORNING INCORPORATED
                              --------------------
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

277,911,505 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of May 1, 2000.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. FINANCIAL STATEMENTS
----------------------------

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page
                                                              ------

 Consolidated Statements of Income for the three months
   ended March 31, 2000 and 1999                                3

 Consolidated Balance Sheets at March 31, 2000 and
   December 31, 1999                                            4

 Consolidated Statements of Cash Flows for the three months
   ended March 31, 2000 and 1999                                5

 Notes to Consolidated Financial Statements                     6


The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been prepared under generally accepted accounting principles
(GAAP), compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant and should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended December 31, 1999 as amended on April 7, 2000.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

                                           Three Months Ended March 31,
                                           ----------------------------
                                                 2000       1999
                                               --------   --------
Revenues
 Net sales                                     $1,351.4   $  997.0
 Royalty, interest and dividend income             23.5       10.0
 Non-operating gains                                6.8
                                               --------   --------
                                                1,381.7    1,007.0

Deductions
 Cost of sales                                    787.8      613.9
 Selling, general and administrative
   expenses                                       199.8      152.2
 Research, development and engineering
   expenses                                       110.1       83.4
 Amortization of purchased intangibles
   including goodwill                              13.1        6.9
 Interest expense                                  24.2       19.7
 Acquisition-related charges                       89.0
 Other, net                                        20.9        9.9
                                               --------   --------

Income before taxes                               136.8      121.0
Taxes on income                                    54.9       37.3
                                               --------   --------

Income before minority interest and
  equity earnings                                  81.9       83.7
Minority interest in earnings of subsidiaries      (2.6)     (10.1)
Dividends on convertible preferred securities
  of subsidiary                                               (2.3)
Equity in earnings of associated companies         33.9       21.2
Impairment of equity investment                   (36.3)
                                               --------   --------

Net Income                                     $   76.9   $   92.5
                                               ========   ========

Basic Earnings Per Share                       $   0.28   $   0.37
                                               ========   ========

Diluted Earnings Per Share                     $   0.28   $   0.36
                                               ========   ========

Dividends Declared Per Share                   $   0.18   $   0.18
                                               ========   ========

Shares used in computing earnings per share
  Basic earnings per share                        270.4      248.4
                                               ========   ========
  Diluted earnings per share                      277.3      260.4
                                               ========   ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

                                                   March 31,    December 31,
                    ASSETS                           2000           1999
                    ------                         ---------    ------------
Current Assets
 Cash                                              $   68.4      $  121.8
 Short-term investments, at cost, which
   approximates market value                        1,244.7         158.6
 Accounts receivable, net of doubtful accounts
   and allowances - $24.6/2000; $19.9/
   year-end 1999                                    1,146.6         872.4
 Inventories                                          787.0         602.2
 Deferred taxes on income and other
   current assets                                     253.9         229.2
                                                   --------      --------
     Total current assets                           3,500.6       1,984.2
                                                   --------      --------

Investments
 Associated companies, at equity                      384.5         421.9
 Other, at cost or fair value                         137.5          82.5
                                                   --------      --------
                                                      522.0         504.4
                                                   --------      --------

Plant and equipment, at cost, net of accumulated
  depreciation                                      3,629.1       3,201.7

Goodwill and other intangible assets, net of
  accumulated amortization $119.8/2000;
  $112.3/year-end 1999                              1,150.3         506.7

Other assets                                          212.3         329.0
                                                   --------      --------

Total Assets                                       $9,014.3      $6,526.0
                                                   ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Loans payable                                     $  150.1      $  420.7
 Accounts payable                                     416.7         418.0
 Other accrued liabilities                            698.2         715.3
                                                   --------      --------
     Total current liabilities                      1,265.0       1,554.0
                                                   --------      --------

Other liabilities                                     745.8         720.6
Loans payable beyond one year                       1,987.8       1,490.4
Minority interest in subsidiary companies             126.5         284.8
Convertible preferred stock                            10.4          13.5
Common Shareholders' Equity
 Common stock, including excess over par value
   and other capital - Par value $0.50 per share;
   Shares authorized: 500 million; Shares issued:
   302.9 million/2000 and 285.2 million/
   year-end 1999                                    3,775.8       1,359.3
 Retained earnings                                  1,816.8       1,790.0
 Less cost of 25.3 million/2000 and 25.0
   million/year-end 1999 shares of common
   stock in treasury                                 (715.6)       (656.0)
 Accumulated other comprehensive income (loss)          1.8         (30.6)
                                                   --------      --------
     Total common shareholders' equity              4,878.8       2,462.7
                                                   --------      --------

Total Liabilities and Shareholders' Equity         $9,014.3      $6,526.0
                                                   ========      ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2000         1999*
                                                   --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $   76.9       $ 92.5
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                      125.6        101.6
   Non-operating gains                                 (6.8)
   Acquisition-related charges                         89.0
   Impairment of equity investment                     36.3
   Employee benefit expense less than cash funding     (3.9)        (3.1)
   Equity in earnings of associated companies in
     excess of dividends received                     (14.7)       (22.5)
   Minority interest in earnings of subsidiaries
     in excess of (less than) dividends paid          (95.8)         3.9
   Deferred tax (benefit)/expense                     (24.4)         7.4
   Other                                               12.5         12.5
 Changes in operating assets and liabilities:
   Accounts receivable                                (55.8)        23.5
   Inventory                                          (81.5)       (54.1)
   Other current assets                               (22.3)       (13.1)
   Accounts payable and other current liabilities     (86.8)       (85.8)
                                                   --------       ------
     NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                     (51.7)        62.8
                                                   --------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                (213.1)      (150.0)
 Acquisitions of businesses and leased assets,
   net of cash acquired                            (1,143.8)        (6.7)
 Proceeds from disposition of properties and
   investments                                         35.5          0.8
 Decrease (increase) in long-term investments
   and other noncurrent assets                         61.3         (6.0)
 Transaction costs related to pooling of
   interests                                          (39.2)
 Other, net                                                          0.7
                                                   --------       ------
     NET CASH USED IN INVESTING ACTIVITIES         (1,299.3)      (161.2)
                                                   --------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                      766.5        321.0
 Repayments of loans                                 (554.4)       (89.4)
 Proceeds from issuance of common stock             2,266.9         39.7
 Repurchases of common stock                                        (7.6)
 Redemption of common stock for income
   tax withholding                                    (42.3)        (8.0)
 Dividends paid                                       (50.1)       (43.9)
                                                   --------       ------
      NET CASH PROVIDED BY FINANCING ACTIVITIES     2,386.6        211.8
                                                   --------       ------

Effect of exchange rates on cash                       (1.7)        (3.0)
                                                   --------       ------
Cash used in discontinued operations                   (1.2)        (1.4)
                                                   --------       ------
Net change in cash and cash equivalents             1,032.7        109.0
Cash and cash equivalents at beginning of year        280.4         59.2
                                                   --------       ------

CASH AND CASH EQUIVALENTS AT END OF QUARTER        $1,313.1       $168.2
                                                   ========       ======

SUPPLEMENTAL DATA:
Income taxes paid, net                             $    9.6       $ 30.1
                                                   ========       ======

Interest paid                                      $   36.6       $ 35.3
                                                   ========       ======

* Certain amounts have been reclassified to conform to 2000 classifications. The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Information about the performance of Corning's three operating segments for the first quarter of 2000 and 1999 are below. These amounts do not include revenues, expenses and equity earnings not specifically identifiable to segments. Corning has changed the performance measurement of its operating segments to a new metric - net income excluding amortization of purchased intangibles and goodwill, purchased in-process research and development costs, one-time acquisition costs, discontinued operations and other non-recurring items. This measure is not in accordance with generally accepted accounting principles (GAAP) and may not be consistent with measures used by other companies. The segment results for 1999 have been restated to conform to the new measure.

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

                                                       Three months ended
                                                           March 31,
                                                       -----------------
                                                         2000     1999
                                                       --------  -------
     Telecommunications
     Net sales                                         $  893.4  $ 593.3
     Research, development and engineering expenses    $   77.1  $  56.1
     Interest expense                                  $   15.2  $  12.4
     Segment earnings before minority interest
       and equity earnings                             $  107.8  $  60.4
         Minority interest in earnings of subsidiaries      3.0     (4.3)
         Equity in earnings (losses) of associated
           companies                                       (0.4)     4.0
                                                       --------  -------
     Segment net income                                $  110.4  $  60.1
                                                       ========  =======

     Advanced Materials
     Net sales                                         $  264.2  $ 252.1
     Research, development and engineering expenses    $   27.2  $  21.9
     Interest expense                                  $    5.5  $   4.3
     Segment earnings before minority interest
       and equity earnings                             $   21.9  $  20.0
         Minority interest in earnings of subsidiaries               0.1
         Equity in earnings of associated companies         6.5      4.1
                                                       --------  -------
     Segment net income                                $   28.4  $  24.2
                                                       ========  =======

     Information Display
     Net sales                                         $  187.9  $ 145.7
     Research, development and engineering expenses    $    5.8  $   5.4
     Interest expense                                  $    3.4  $   2.6
     Segment earnings before minority interest
       and equity earnings                             $   19.3  $   9.4
         Minority interest in earnings of subsidiaries     (5.6)    (5.9)
         Equity in earnings of associated companies        26.8     12.4
                                                       --------  -------
     Segment net income                                $   40.5  $  15.9
                                                       ========  =======

     Total segments
     Net sales                                         $1,345.5  $ 991.1
     Research, development and engineering expenses    $  110.1  $  83.4
     Interest expense                                  $   24.1  $  19.3
     Segment earnings before minority interest
       and equity earnings                             $  149.0  $  89.8
         Minority interest in earnings of subsidiaries     (2.6)   (10.1)
         Equity in earnings of associated companies        32.9     20.5
                                                       --------  -------
     Segment net income                                $  179.3  $ 100.2
                                                       ========  =======

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                             Three months ended
                                                  March 31,
                                             -------------------
                                               2000       1999
                                             --------   --------
 Revenues
     Total segment net sales                 $1,345.5   $  991.1
     Non-segment net sales (a)                    5.9        5.9
     Royalty, interest and dividend income       23.5       10.0
     Non-operating gain                           6.8
                                             --------   --------

       Total revenues                        $1,381.7   $1,007.0
                                             ========   ========


 Net income
     Total segment net income (b)            $  179.3   $  100.2
      Unallocated items:
     Non-segment loss and other (a)              (2.2)      (0.6)
     Non-operating gain                           6.8
     Amortization of purchased intangibles
       and goodwill (c)                         (13.1)      (6.9)
     Acquisition-related charges                (89.0)
     Interest income (d)                         15.2
     Interest expense                            (0.1)      (0.4)
     Income tax (e)                              15.3        1.8
     Equity in earnings of associated
       companies (a)                              1.0        0.7
     Impairment of equity investment
       after tax                                (36.3)
     Dividends on convertible preferred
       securities of subsidiary                             (2.3)
                                             --------   --------

       Net income                            $   76.9   $   92.5
                                             ========   ========

     (a) Includes amounts derived from corporate investments.
     (b) Includes royalty, interest and dividend income.
     (c) Amortization of purchased intangibles and goodwill relates primarily to the Telecommunications segment.
     (d) Interest earned from proceeds related to equity offering and euro debt offering.
     (e) Includes tax associated with acquisition-related charges (unless otherwise noted), interest income (d), amortization of purchased intangibles and goodwill and non-operating gains.

(2) On January 28, 2000, Corning merged with Oak Industries, Inc. (Oak Industries) in a pooling of interests transaction. Oak Industries shareholders received 0.83 of a share of Corning common stock for each share of Oak Industries stock owned. Corning issued 14.8 million shares of Corning common stock and 2.7 million options to purchase Corning common shares to complete the transaction. The consolidated financial statements for the prior period of 1999 have been restated to include the financial position and results of operations of Oak Industries. During the first quarter of 2000, Corning recognized a charge of $47.0 million ($43.4 million after tax), or $0.16 per share, for one-time acquisition costs related to Oak Industries. The acquisition costs are primarily related to investment banking and legal fees of approximately $30 million. The charge also includes $17 million of severance and other termination benefits for Oak Industries corporate officers and headquarters employees.

(3) On February 2, 2000, Corning acquired the worldwide optical cable and hardware business of Siemens AG and the remaining 50% of its investment in Siecor Corporation and Siecor GmbH (the Siemens transaction). The purchase price of $1.4 billion (subject to customary purchase price adjustments) includes approximately $120 million in assumed debt and $145 million in contingent performance payments to be paid, if earned, over a four-year period. Portions of the transaction will close at various dates into 2001. At March 31, 2000, total cash paid to Siemens approximated $1.0 billion. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values at date of acquisition, pending final determination of certain acquired balances. This preliminary allocation has resulted in purchased intangibles and goodwill of approximately $650 million, which is being amortized over lives of 5 to 20 years.

     The following unaudited pro forma financial information reflects the consolidated results of operations of Corning as if the acquisition took place at the beginning of January 1999. The pro forma information includes adjustments for interest expense and shares outstanding that would have been incurred to finance the transaction, additional depreciation based on the fair market value of the property, plant and equipment acquired, amortization of purchased intangibles and goodwill, and the elimination of minority interest related to Siemen's 50% ownership of Siecor Corporation. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                             Three months ended March 31,
                                             ----------------------------
     In millions, except per share amounts       2000       1999
     --------------------------------------------------------------------
     Sales                                     $1,549.2   $1,217.8
     Net income                                $   66.6   $   81.6
     Diluted earnings per share                $   0.24   $   0.31

(4) On February 14, 2000, Corning acquired British Telecommunication's Photonics Research Center for approximately $66 million in cash. Corning recorded a charge of $42.0 million ($25.7 million after tax), or $0.09 per share, for in-process research and development costs. Remaining purchase price has been recorded as property, plant and equipment and purchased intangibles and goodwill being amortized over lives up to 9 years.

(5) On February 14, 2000, Corning announced that it had signed a definitive agreement to acquire NetOptix Corporation for approximately 12 million shares of Corning common stock. NetOptix manufactures thin film filters for use in dense wavelength division multiplexing components. Under the terms of the agreement, Corning will exchange 0.90 shares of Corning common stock for each share of NetOptix common stock. Corning will account for the transaction under the purchase method of accounting. Based on the average closing price for Corning for a range of days surrounding the announcement, the transaction is valued at approximately $2.1 billion, most of which will be allocated to purchased intangibles and goodwill. Corning currently expects purchased intangibles and goodwill to be amortized over 10 years and to be non deductible for tax purposes. A study is currently underway to determine the existence of any in-process research and development. If the study concludes a charge is necessary, Corning will record the appropriate amount in the period the transaction closes.
     Corning expects the transaction to close in mid-May.

(6) On May 5, 2000, Corning acquired the remaining 80% interest in NZ Applied Technologies (NZAT) not already owned in exchange for Corning common stock. NZAT is a developer and manufacturer of photonic components for optical telecommunications applications including the optical data networks industry. Corning issued 440,000 shares of common stock, with a value of $75 million at closing and agreed to issue an additional 440,000 shares over the next three years contingent upon NZAT achieving certain product development and sales milestones following the completion of the transaction. The contingent proceeds, if earned, will be recorded at the current fair value of Corning common stock when issued. The acquisition will be accounted for using the purchase method of accounting.

(7) On January 31, 2000, Corning sold Quanterra Incorporated to Severn Trent Laboratories for $35 million. In the first quarter of 2000, Corning recorded a non-operating gain of $6.8 million ($4.2 million after tax), or $0.02 per share, as a result of this transaction.

(8) Pittsburgh Corning (PCC) is a 50% owned equity investment of Corning Incorporated and PPG Industries, Inc. In the first quarter of 2000, PCC incurred adverse verdicts in five trials involving 19 claimants. The aggregate amount of those verdicts may exceed $30 million, although insurance available to PCC may offset a portion of those verdicts. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. In this filing, PCC indicated that the high costs of defending or settling asbestos claims, coupled with sharply increasing settlement demands, had threatened its financial health and left it with no alternative means of resolving the asbestos claims brought against it. As a result of this event, Corning recorded an after tax charge of $36.3 million, or $0.13 per share to impair its entire investment in PCC. Although the Chapter 11 filing may lead to additional claims, management believes that the separate corporate status of PCC will continue to be upheld and that no grounds exist for direct claims against Corning.

(9) A reconciliation of the basic and diluted earnings per share computations for the first quarter of 2000 and 1999 are as follows (in millions, except per share amounts):

                                  For the three months ended March 31,
                             ------------------------------------------------
                                     2000                    1999
                             ------------------------------------------------
                                    Weighted  Per            Weighted  Per
                                     Average share            Average share
                             Income  Shares  Amount   Income  Shares  Amount
                             ------ -------- ------   ------ -------- ------

     Net income              $76.9                    $92.5
     Less:  Preferred
       stock dividends         0.2                      0.3
                             -----                    -----

     Basic earnings
       per share              76.7  270.4    $0.28     92.2  248.4    $0.37
                                             =====                    =====

     Effect of Dilutive
      Securities
      Options                         6.9                      4.3
      Convertible monthly
        income preferred
        securities                                      2.3    7.7
      Convertible
        preferred
        stock
      Convertible
        subordinated
        notes
                             -----  -----             -----  -----

     Diluted earnings
       per share             $76.7  277.3    $0.28    $94.5  260.4    $0.36
                             =====  =====    =====    =====  =====    =====

     During the first quarter of 1999, the convertible monthly income preferred securities (MIPS) were redeemed and converted into 11.5 million shares of Corning common stock. The dilutive impact of the MIPS prior to conversion is reflected in Corning's 1999 earnings per share calculation.

     The convertible preferred stock paid dividends of $0.2 million and $0.3 million during the first quarter 2000 and 1999, respectively, and was convertible into 0.5 and 0.8 million shares of common stock. These securities were not included in the calculation of diluted earnings per share in 2000 and 1999 due to the anti-dilutive effect they would have had if converted.

     Interest expense and amortization of deferred costs, net of tax, related to the convertible subordinated notes was $0.9 million and $0.8 million during the first quarter of 2000 and 1999, respectively. The notes were convertible into 2.1 million shares of common stock in each period. These securities were not included in the calculation of diluted earnings per share in 2000 and 1999 due to the anti-dilutive effect they would have had if converted.

     Common dividends of $49.9 million were declared in the first quarter of 2000 compared with $43.6 million for the same period in 1999.

(10) Excluding the impact of non-recurring items, Corning's effective tax rate was 33.0% for the first quarter of 2000, and 30.8% for the first quarter of 1999.

(11) Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                   March 31,   December 31,
                                                      2000        1999
                                                   ---------   ------------
     Finished goods                                 $334.4       $206.1
     Work in process                                 179.3        152.6
     Raw materials and accessories                   188.2        162.0
     Supplies and packing materials                   85.1         81.5
                                                    ------       ------
     Total inventories                              $787.0       $602.2
                                                    ======       ======

(12) Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                                   March 31,   December 31,
                                                      2000         1999
                                                   ---------   ------------
     Land                                          $   76.1     $   68.8
     Buildings                                      1,476.7      1,446.7
Equipment                                           4,465.6      4,043.1
     Accumulated depreciation                      (2,389.3)    (2,356.9)
                                                   --------     --------
                                                   $3,629.1     $3,201.7
                                                   ========     ========

(13) On January 31, 2000, Corning completed an equity offering of 14.95 million shares of common stock generating net proceeds of $2.2 billion. The proceeds were used to repay $98 million of bank debt assumed in the Oak Industries merger and $372 million of commercial paper and to fund a portion of the Siemens transaction. The remaining proceeds of approximately $1.1 billion will be used for general corporate purposes, including funding Corning's capital spending program.

(14) On February 18, 2000, Corning completed an offering of Euro-denominated debt securities, which generated net proceeds of $485 million. The proceeds were used to finance a portion of the Siemens transaction.

(15) Comprehensive income for the quarters ended March 31, 2000 and 1999 was $109.3 million and $44.3 million, and includes net income of $76.9 million and $92.5 million and foreign currency translation adjustments of $(2.7) million and $(45.2) million in 2000 and 1999, respectively. Comprehensive income also includes unrealized gains/(losses) on marketable securities of $39.9 million and $(3.0) million in the quarters ended March 31, 2000 and 1999, respectively, offset by a realized gain of $4.8 million on marketable securities in the quarter ended March 31, 2000.

(16) In the fourth quarter of 1999, the United States Bankruptcy Court for the Northern District of Michigan entered an order confirming the plan of reorganization filed jointly by Dow Corning Corporation and the Committee of Tort Claimants ("Joint Plan"). Corning and The Dow Chemical Company each own 50% of the shares of Dow Corning. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. A number of parties opposing the Joint Plan filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants have filed a notice of appeal (as well as motions to vacate and for related relief) seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue and each joined in the motions by the Proponents of the Joint Plan. Some parties, including the United States of America and the Nevada tort claimants, have filed motions asking the District Court to dismiss the appeals of Dow Corning, Dow Chemical and Corning, and the Tort Claimants Committee, as untimely as not taken within 10 days of the November 30 order of confirmation. These appeals and motions were argued together before the District Court on April 12-13, 2000. The District Court reserved judgment. The ruling on the appeals and motions is expected in the second quarter of 2000. Further appellate review is anticipated regardless of the outcome in the District Court. After all appeals are exhausted, if the Joint Plan is upheld but the shareholder releases are effective only for those voting in favor of the Joint Plan, Corning would expect to defend any remaining claims against it on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and the state courts as described under the heading IMPLANT TORT LAWSUITS in
     Part II, Item 1, Legal Proceedings. With respect to the possibility of additional direct or indirect claims against Corning if the anticipated full releases are not reinstated in the Joint Plan, management believes that such claims lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

ITEM 2.
-------

                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------



Results of Operations

Net sales totaled $1.35 billion for the first quarter of 2000, an increase of 36% over sales of $997 million for the same period in 1999. Excluding the impact of acquisitions, net sales increased approximately 30% over the first quarter of 1999. Sales growth in the first quarter was most pronounced in the Telecommunications Segment, where the impact of acquisitions and demand for Corning's premium fiber and cable products drove quarter to quarter sales growth over 50%.

Corning's net income totaled $76.9 million in the first quarter of 2000, a decrease of 17% from the same period in 1999. Diluted earnings per share decreased 22% to $0.28 per share in the first quarter of 2000 compared to the same period in 1999.

Corning's first quarter 2000 results were impacted by several non-recurring items:

 . a non-operating gain of $6.8 million ($4.2 million after tax), or $0.02 per share
 . an in-process research and development charge of $42.0 million ($25.7 million after tax), or $0.09 per share
 . a charge for acquisition costs related to Oak Industries of $47.0 million
  ($43.4 million after tax), or $0.16 per share
 . an after-tax charge of $36.3 million or $0.13 per share to impair Corning's investment in Pittsburgh Corning Corporation

The first quarter results were also impacted by an increase in amortization of purchased intangibles and goodwill, primarily due to increased acquisition activity. The pre-tax amortization charge increased from $6.9 million ($5.4 million after tax, or $0.02 per share) in the first quarter of 1999 to $13.1 million ($10.2 million after tax, or $0.04 per share) in the same period of 2000. Corning expects the earnings dilution from the amortization of purchased intangibles and goodwill to be much more significant in the future when Corning completes the pending NetOptix Corporation acquisition.

Corning believes comparing its operating results on a pro forma basis excluding amortization of purchased intangibles and goodwill and non-recurring items, a measure that is not in accordance with generally accepted accounting principles
(GAAP) and may not be consistent with measures used by other companies, provides a better understanding of the changes in its operating results. It should not be considered an alternative to GAAP. Pro forma net income was $188.3 million in first quarter 2000, an increase of 92% compared to first quarter 1999 pro forma net income of $97.9 million. Pro forma diluted earnings per share was $0.68 in the first quarter of 2000, an increase of 79% compared to 1999 first quarter pro forma diluted earnings per share of $0.38. The first quarter 2000 pro forma results reflect growth in all three of Corning's segments.

Business Combinations

During the first quarter Corning completed the merger with Oak Industries. The merger was accounted for as a pooling of interests and thus Corning's financial statements present the retroactively restated results of the merged companies.

On February 2, 2000, Corning substantially completed the acquisition of Siemens AG's worldwide optical fiber and cable and equipment business, including its 50% ownership in Siecor Corporation and Siecor GmbH (Siemens transaction). A broader discussion of these acquisitions appears in Corning's Form 10-K for 1999 as amended on April 7, 2000.

During the first quarter Corning also completed the acquisition of British Telecommunications Photonics Technology Research Center (PTRC) for approximately $66 million in cash. The acquisition of PTRC is expected to expedite Corning's commercialization of new opto-electronic products in the near future and strengthen research on the next generation of photonic components and network devices. A portion of the purchase price relates to in-process research and development costs and resulted in a first quarter charge. The transaction is accounted for as a purchase transaction.

On May 5, 2000, Corning acquired the remaining 80% interest in NZ Applied Technologies (NZAT) not already owned in exchange for Corning common stock. NZAT is a developer and manufacturer of photonic components for optical telecommunications applications including the optical data networks industry. Corning issued 440,000 shares of common stock, with a value of $75 million at closing and agreed to issue an additional 440,000 shares over the next three years contingent upon NZAT achieving certain product development and sales milestones following the completion of the transaction. The contingent proceeds, if earned, will be recorded at the current fair value of Corning common stock when issued. The acquisition will be accounted for using the purchase method of accounting.

On February 14, 2000, Corning announced that it had signed a definitive agreement to acquire NetOptix Corporation for approximately 12 million shares of Corning common stock. NetOptix manufactures thin film filters for use in dense wavelength division multiplexing components. The acquisition of NetOptix Corporation will allow Corning to increase its thin film filter capacity and strengthen its position as a supplier of optical networking devices. Under the terms of the agreement, Corning will exchange 0.90 shares of Corning common stock for each share of NetOptix common stock. Corning will account for the transaction under the purchase method of accounting. Based on the average closing price for Corning for a range of days surrounding the announcement, the transaction is valued at approximately $2.1 billion, most of which will be allocated to purchased intangibles and goodwill. Corning currently expects purchased intangibles and goodwill to be amortized over 10 years and to be non deductible for tax purposes. A study is currently underway to determine the existence of any in-process research and development. If the study concludes a charge is necessary, Corning will record the appropriate amount in the period the transaction closes. Corning expects the transaction to close in mid-May.

Each of these transactions supports Corning's strategic growth initiatives in the Telecommunications segment.

Operating Segments

Corning groups its products into three operating segments: Telecommunications, Advanced Materials and Information Display. Corning includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income. Information about the performance of Corning's three operating segments for the first quarter of 2000 and 1999 is presented below. These amounts do not include revenues, expenses and equity earnings not specifically identifiable to segments. Corning has changed the performance measurement of its operating segments to a new metric - net income excluding amortization of purchased intangibles and goodwill, purchased in-process research and development, one-time acquisition costs, discontinued operations and other non-recurring items. Note 1 to the consolidated financial statements includes a reconciliation of segment results to Corning's net income. The segment results for 1999 have been restated to conform to the new measure.

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

--------------------------------------------------------------------------------
Telecommunications                                    Three Months Ended
(In millions)                                              March 31,
                                                        2000      1999
--------------------------------------------------------------------------------
Net sales                                              $893.4    $593.3
Research, development and engineering expenses         $ 77.1    $ 56.1
Interest expense                                       $ 15.2    $ 12.4
Segment earnings before minority interest
 and equity earnings                                   $107.8    $ 60.4
  Minority interest in earnings of subsidiaries           3.0      (4.3)
  Equity in earnings (losses) of associated companies    (0.4)      4.0
                                                       ------    ------
Segment net income                                     $110.4    $ 60.1
                                                       ======    ======

Segment earnings before minority interest and
 equity earnings as a percentage of segment sales        12.1%     10.2%
Segment net income as a percentage of segment sales      12.4%     10.1%
--------------------------------------------------------------------------------

The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment and photonic modules and components for the worldwide telecommunications industry.

First quarter

Sales in the Telecommunications Segment increased 51% over the first quarter of 1999 to approximately $900 million. Excluding acquisitions sales growth for the same period was 45%. The sales growth in the segment was led primarily by volume gains in the optical fiber and cable and photonic technologies businesses. Segment net income rose 84% in 2000 compared to 1999. The percentage increase in segment net income exceeds the increase in sales, reflecting an overall increase in segment gross margin percentage and a decrease in research, development and engineering as a percentage of sales.

Sales in the optical fiber and cable business in 2000 increased 45% over 1999 to approximately $480 million. The increase in sales resulted primarily from the impact of acquisitions and strong volume gains. Approximately $30 million of the increase in optical fiber and cable sales resulted from the following acquisitions:

 . the acquisition of the optical cable business from BICC, plc and the remaining 50% interest in Optical Waveguides Australia, Pty. Ltd. in the second quarter of 1999

 . the acquisition of the remaining 50% interest in Siecor GmbH in the first quarter of 2000

Excluding the impact of these acquisitions, sales in the optical fiber and cable business increased approximately 35% for the year due to volume gains of more than 50%, reflecting continued strong demand for Corning's premium fiber products. Volume of premium fiber and cable products, including Corning's LEAF -Registered Trademark- optical fiber, tripled over the same period in 1999. Price declines ranged between 5% and 15% for Corning's optical fiber and cable products in comparison with last year's first quarter. The weighted average optical fiber and cable price in 2000 declined approximately 9% compared to 1999. The rate of price declines for cabled fiber products slowed during the first quarter of 2000 commensurate with the worldwide tightening of supply of optical fiber.

As a result of continued strong worldwide demand for optical fiber and cable, Corning continues to produce at maximum manufacturing capacity. In the first quarter, Corning announced an approximate $750 million expansion of its Concord and Wilmington, North Carolina fiber production facilities. The expansions are expected to come on-line between 2001 and 2002 and increase capacity more than 50%.

Net income from the optical fiber and cable business increased more than 50% in the first quarter of 2000 compared to the same period in 1999. The percentage increase in net income is higher than that of sales because increased volume of higher margin products more than offset price declines.

Sales in the telecommunications hardware and equipment business, including the Gilbert Engineering business acquired in the Oak Industries merger, increased 59% in the first quarter of 2000 to approximately $185 million. This increase resulted primarily from a higher volume of existing products and particularly strong demand from cable television customers, offset in part by price declines and the impact of the sale of Republic Wire and Cable in the third quarter of 1999. Overall net income increased more than 75%, primarily due to volume increases.

The photonic technologies business, including the Lasertron -Registered Trademark- business acquired in the Oak Industries merger, manufactures photonic modules and components primarily for the optical amplification market. This business realized strong volume gains in the first quarter 2000 led by new product sales. Sales in this business increased approximately 90% in first quarter 2000 to approximately $175 million compared to 1999 prior period sales of approximately $90 million. The operating performance in this business improved in 2000 as a result of strong volume and productivity gains partially offset by price declines and increased operating expenses. Due to continued investment in research and development, this business continues to incur a loss, however, the overall first quarter results improved approximately 50% in comparison to first quarter 1999. In April, Corning announced the addition of a second amplifier assembly plant in Benton Park, PA, with startup production expected in the third quarter of 2000. This expansion will more than double Corning's module and amplifier manufacturing capacity. Corning also announced a $45 million expansion of its Corning Lasertron facility in Bedford, MA that will double its manufacturing capacity in the first quarter of 2001.

The other businesses in this segment are the Frequency Controls and Controls businesses acquired in the Oak merger. Sales in these businesses increased 8% in 2000 to approximately $60 million. Net income from these businesses improved slightly, moving from a loss in the first quarter of 1999 to modest profitability in 2000, primarily due to volume increases at Frequency Controls.


--------------------------------------------------------------------------------
Advanced Materials                                   Three Months Ended
(In millions)                                            March 31,
                                                       2000     1999
--------------------------------------------------------------------------------
Net sales                                             $264.2   $252.1
Research, development and engineering expenses        $ 27.2   $ 21.9
Interest expense                                      $  5.5   $  4.3
Segment earnings before minority interest
 and equity earnings                                  $ 21.9   $ 20.0
  Minority interest in earnings of subsidiaries                   0.1
  Equity in earnings of associated companies             6.5      4.1
                                                      ------   ------
Segment net income                                    $ 28.4   $ 24.2
                                                      ======   ======

Segment earnings before minority interest and
 equity earnings as a percentage of segment sales        8.3%     7.9%
Segment net income as a percentage of segment sales     10.7%     9.6%
--------------------------------------------------------------------------------

The Advanced Materials Segment manufactures specialized products with unique applications utilizing glass, glass ceramic and polymer technologies. The largest businesses in this segment are environmental products and science products.

First quarter

Sales in the Advanced Materials Segment increased approximately 5% in comparison to 1999 to approximately $265 million, primarily due to growth in the semiconductor materials business and the environmental products business, offset by the divestiture of the Quanterra business in January 2000. Segment net income increased 17% in 2000 in comparison to last year. This significant increase resulted from sales gains, as well as manufacturing efficiencies, in the semiconductor materials business. Increased equity earnings from Eurokera and Keraglass, S.N.C. also contributed to segment results.

Sales in the environmental products business increased 6% over 1999 to approximately $105 million. The increase in sales resulted from a strong worldwide automotive market and continued strong demand for Corning's Thinwall products. Earnings in this business decreased approximately 5%, primarily due to exchange rate losses, elevated spending for capacity expansion plans in South Africa and China and increased research and development spending.

Sales in the science products business of approximately $65 million in the first quarter were down 6% in comparison to 1999 sales as distributors depleted excess inventories built at year end. Earnings in this business decreased in 2000, primarily due to lower volume and continued higher research and development spending on advanced life science products.

Sales in Corning's other Advanced Materials businesses increased 11% from 1999 to approximately $95 million. This increase was led by higher sales of high purity fused silica products in the semiconductor materials business as the semiconductor manufacturing equipment industry continues to recover. Earnings from this business more than doubled over first quarter 1999. Corning's new manufacturing facility near Charleston, South Carolina is now bringing capacity on-line to meet increasing market demand.

In January 2000, Corning sold Quanterra Incorporated to Severn Trent Laboratories for $35 million. Corning recognized a non-operating gain in the first quarter of 2000 of $6.8 million ($4.2 million after tax), or $0.02 per share from this transaction. This non-operating gain is not included in the results of the Advanced Materials Segment.

--------------------------------------------------------------------------------
Information Display                                  Three Months Ended
(In millions)                                             March 31,
                                                       2000       1999
--------------------------------------------------------------------------------
Net sales                                             $187.9    $145.7
Research, development and engineering expenses        $  5.8    $  5.4
Interest expense                                      $  3.4    $  2.6
Segment earnings before minority interest
 and equity earnings                                  $ 19.3    $  9.4
  Minority interest in earnings of subsidiaries         (5.6)     (5.9)
  Equity in earnings of associated companies            26.8      12.4
                                                      ------    ------
Segment net income                                    $ 40.5    $ 15.9
                                                      ======    ======

Segment earnings before minority interest and
 equity earnings as a percentage of segment sales       10.3%      6.5%
Segment net income as a percentage of segment sales     21.6%     10.9%
--------------------------------------------------------------------------------

The Information Display Segment manufactures glass panels and funnels for televisions and CRTs (conventional video components), liquid crystal display glass for flat panel display (advanced display products) and projection video lens assemblies.

First quarter

Sales in the Information Display Segment increased 29% in first quarter 2000 to approximately $190 million in comparison to the prior period in 1999, primarily due to strong growth in the advanced display products business and the projection video components business. Segment net income almost tripled, reflecting strong equity earnings and gains within the advanced display products business.

Sales in the conventional video components business rose 8% in 2000 to approximately $85 million, primarily due to increases in volume and an improving market. Earnings in this business improved due to aggressive cost reduction programs and the upswing in volume.

Sales in the advanced display products business in 2000 increased over 45% compared to 1999 to approximately $60 million. This significant increase was the result of strong demand for the business' liquid crystal glass for flat panel displays, led by increased penetration into the desktop display market. Earnings in this business increased significantly compared to the same quarter in 1999, reflecting volume gains, stable pricing, and manufacturing improvements, along with significant equity earnings from Samsung Corning Precision, a Korean manufacturer of liquid crystal display glass.

As a result of continued strong demand for flat panel displays, Corning continues to produce at maximum manufacturing capacity. Corning's previously announced expansion plans to double its worldwide production capabilities by year end are on schedule with two new tanks in the first quarter, one each in Japan and Korea.

Sales in the projection video components business increased 62% in 2000 to approximately $45 million as a result of strong volume growth for projection televisions driven by demand for larger size televisions in the entertainment market sector. Earnings in this business doubled in 2000 compared to 1999, primarily due to volume gains and manufacturing efficiencies.

Taxes on Income

Corning's effective tax rate (ETR), excluding non-recurring items, was 33.0% in first quarter 2000 and 30.8% in the prior period of 1999. The increase in ETR over 1999 was due to a greater percentage of Corning's earnings mix resulting from consolidated entities with higher effective tax rates. Upon the closing of the NetOptix acquisition, Corning's ETR is expected to increase due to the significant amount of non-deductible goodwill generated.

Liquidity and Capital Resources

On January 31, 2000, Corning completed an equity offering of 14.95 million shares of common stock, which generated net proceeds of approximately $2.2 billion. In February 2000, Corning completed an offering of euro denominated securities, which generated net proceeds of approximately $485 million. The proceeds were used to finance the previously announced Siemens acquisition of $1.4 billion, which included approximately $120 million of assumed debt and contingent consideration of $145 million. In addition to funding the Siemens acquisition, proceeds from the first quarter 2000 financing transactions were used to repay $98 million of debt assumed in the merger with Oak Industries and $372 million of outstanding commercial paper. The remaining proceeds of $1.1 billion will be used for general corporate purposes, including funding Corning's capital spending program.

Corning's working capital increased from $430.2 million at the end of 1999 to $2.2 billion at the end of the first quarter. The ratio of current assets to current liabilities was 2.8 at the end of March, compared to a current ratio of
1.3 at year end 1999. The increase in working capital is due primarily to the financing transactions and higher accounts receivable and inventory balances and a reduction in short term debt. Corning's long-term debt as a percentage of total capital decreased from 35% at year-end 1999 to 28% at the end of the first quarter. The decrease is primarily due to the equity offering.

Corning believes that its financial condition is strong and that its cash, marketable securities, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements, future capital expenditures related to the expansion of existing businesses and external growth.

Cash Flows

Cash and short-term investments at the end of the first quarter increased from December, 1999 by approximately $1 billion. This increase is the result of financing activities which provided cash of $2.4 billion, offset partially by operating and investing activities which used cash of $51.7 million and $1.3 billion, respectively.

Net cash provided by operating activities decreased in first quarter 2000 compared to first quarter 1999, primarily due to the payment of a dividend by Siecor Corporation to its shareholders. Excluding this payment, cash flow generated from operations would have been $43.3 million compared to cash provided by operations of $62.8 million in the first quarter of 1999. The decrease is due mainly to increased cash from operations being offset by increased working capital.

Net cash used by investing activities totaled $1.3 billion in the first quarter of 2000, compared to cash used of $161.2 million in the prior period of 1999. The increase in cash used was primarily related to the Siemens transaction, the PTRC acquisition and transaction costs incurred for the Oak Industries merger.

Corning continued to invest significant cash in capital expansions in the first quarter. Capital spending for the first three months of 2000 totaled $213.1 million compared to $150.0 million in the same period of 1999. Corning currently expects its capital spending for the full year to be in the range of $1.4 to $1.5 billion.

Net cash provided by financing activities totaled $2.4 billion in 2000 compared to $211.8 million in 1999. The substantial increase is due primarily to the equity offering which generated cash proceeds of $2.2 billion and the Euro-debt offering which provided an additional $485 million.

Dividends paid to common shareholders in the quarter totaled $49.9 million compared with $43.6 million in the same period of 1999.

Cash used in discontinued operations totaled $1.2 million and $1.4 million in first quarter 2000 and 1999, respectively.

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

On November 30, 1999, the Bankruptcy Court entered an order confirming the Joint Plan and indicated that certain written opinions would follow. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. A number of parties opposing the Joint Plan filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants have filed a notice of appeal (as well as motions to vacate and for related relief) seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue and each joined in the motions by the Proponents of the Joint Plan. Some parties, including the United States of America and the Nevada tort claimants, have filed motions asking the District Court to dismiss the appeals of Dow Corning, Dow Chemical and Corning, and the Tort Claimants Committee, as untimely as not taken within 10 days of the November 30 order of confirmation. These appeals and motions were argued together before the District Court on April 12-13, 2000.
The District Court reserved judgment. The ruling on the appeals and motions is expected in the second quarter of 2000. Further appellate review is anticipated regardless of the outcome in the District Court. After all appeals are exhausted, if the Joint Plan is upheld but the shareholder releases are effective only for those voting in favor of the Joint Plan, Corning would expect to defend any remaining claims against it on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and the state courts as described under the heading IMPLANT TORT LAWSUITS in Part II, Item 1, Legal Proceedings. With respect to the possibility of additional direct or indirect claims against Corning if the anticipated full releases are not reinstated in the Joint Plan, management believes that such claims lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Pittsburgh Corning Corporation

The Company owns 50% of the capital stock of Pittsburgh Corning Corporation
(PCC). The other 50% shareholder is PPG Industries, Inc. For over 25 years, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. As of April 16, 2000, PCC had in excess of 140,000 open asbestos claims alleging billions of dollars in damages. The Company itself is named as a defendant in only a portion of the cases naming PCC (approximately 10 cases with 12,400 claimants). In the late 1980s and early 1990s, the Company's motion for summary judgment dismissing it from cases filed against PCC was granted by a federal district court in Texas and a state trial court in Pennsylvania on the grounds that PCC is a genuine and separate corporation. In recent years, as claims against PCC have been set for trial, the Company was successful in securing dismissals with prejudice by filing motions for summary judgment since no grounds exist for disregarding PCC's separate corporate status.

In the first quarter of 2000, PCC incurred adverse verdicts in five trials involving 19 claimants. The aggregate amount of those verdicts may exceed $30 million, although insurance available to PCC may offset a portion of those verdicts. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. In its filing, PCC indicated that the high costs of defending or settling asbestos claims, coupled with sharply increasing settlement demands, had threatened its financial health and left it with no alternative means of resolving the asbestos claims brought against it. PCC indicated that it has excess insurance policies, which are shared with PPG, and which have approximately $200 to $300 million of unexhausted excess products liability coverage. As a result of PCC's filing, Corning recorded an after tax charge of $36.3 million, or $0.13 per share, to impair its entire investment in PCC.

At the time of its Chapter 11 filing, PCC sought and obtained a temporary restraining order and filed a motion for a preliminary injunction against the prosecution of asbestos actions against its shareholders. A hearing on the application for an injunction was held on April 26, 2000 and was continued to June 15, 2000. The Bankruptcy Court has continued the temporary restraining order through June 30, 2000.

Although the Chapter 11 filing may lead to additional claims against Corning, management believes that the separate corporate status of PCC will continue to be upheld and that no grounds exist for direct claims against Corning.

New Accounting Pronouncements

In December, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No.101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Management does not expect SAB No.101 to have a material effect on Corning's financial position or results of operations.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The statements in this Form 10-Q which are not historical facts or information are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the outcome to be materially different. Such risks and uncertainties include, but are not limited to:

 .  global economic conditions,
 .  currency fluctuations,
 . product demand and industry capacity, . competitive products and pricing,
 . sufficiency of manufacturing capacity and efficiencies, . realization of cost reductions,
 . availability and costs of critical materials, . new product development and commercialization, . facility expansions and new plant start-up costs, . the effect of regulatory and legal developments, . capital resource and cash flow activities, . capital spending,
 .  equity company activities,
 .  interest costs,
 .  acquisition and divestiture activity,
 .  the rate of technology change,
 .  the ability to enforce patents and
 .  other risks detailed in Corning's Securities and Exchange Commission filings.

ITEM 3.  QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------


There has been no significant change in Corning's exposure to market risk during the first quarter of 2000. For discussion of Corning's exposure to market risk, refer to Item 7, Market Risk Disclosures, contained in the Annual Report incorporated by reference in Form 10-K for the year ended December 31, 1999 as amended on April 7, 2000.

                           Part II - Other Information
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $20.6 million for its estimated liability for environmental cleanup and litigation at March 31, 2000. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Breast-implant Litigation. Dow Corning Bankruptcy: Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation. On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The effect of the bankruptcy is to stay the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions. In the period from December 1996 through February 1998, Dow Corning filed a plan of reorganization and two amended plans, each of which was opposed by the Tort Claimants committee and other creditor representatives. In 1998, Dow Corning and the Tort Claimants Committee engaged in extended negotiations and reached certain compromises. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization ("Joint Plan"). The Joint Plan and related disclosure materials were mailed to claimants for their approval. Following a favorable vote from all but four classes of creditors, a hearing to confirm the Joint Plan was held in late June and into July 1999. On November 30, 1999, the Bankruptcy Court entered an order confirming the Joint Plan and indicated that certain written opinions would follow. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. A number of parties opposing the Joint Plan filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants have filed a notice of appeal (as well as motions to vacate and for related relief) seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue and each joined in the motions by the Proponents of the Joint Plan. Some parties, including the United States of America and the Nevada tort claimants, have filed motions asking the District Court to dismiss the appeals of Dow Corning, Dow Chemical and Corning, and the Tort Claimants Committee, as untimely as not taken within 10 days of the November 30 order of confirmation. These appeals and motions were argued together before the District Court on April 12-13, 2000.
The District Court reserved judgment. The ruling on the appeals and motions is expected in the second quarter of 2000. Further appellate review is anticipated regardless of the outcome in the District Court. After all appeals are exhausted, if the Joint Plan is upheld but the shareholder releases are effective only for those voting in favor of the Joint Plan, Corning would expect to defend any remaining claims against it on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and the state courts as described under the heading IMPLANT TORT LAWSUITS immediately hereafter. With respect to the possibility of additional direct or indirect claims against Corning if the anticipated full releases are not reinstated in the Joint Plan, management believes that such claims lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.2 billion (nominal value), subject to the limitations, terms and conditions stated in the Joint Plan. Dow Corning proposes to provide the required funding over the 16 year period through a combination of cash, proceeds from insurance, and cash flow from operations. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and the issuance of senior notes, to its commercial creditors.

Implant Tort Lawsuits: In the period from 1991 through December 1999, Corning and Dow Chemical, the shareholders of Dow Corning Corporation, were named in a number of state and federal tort lawsuits alleging injuries arising from Dow Corning's implant products. The claims against the shareholders allege a variety of direct or indirect theories of liability. From 1991 through December 1999, Corning has been named in approximately 11,470 state and federal tort lawsuits, some of which were filed as class actions or on behalf of multiple claimants. In 1992, the federal breast implant cases were coordinated for pretrial purposes in the United States District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In 1993, Corning obtained an interlocutory order of summary judgment, which was made final in April 1995, thereby dismissing Corning from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. The District Court entered orders in May and June 1997 and thereafter directing that Corning be dismissed from each case pending in or later transferred to the Northern District of Alabama after Dow Corning filed for bankruptcy protection. In state court litigation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. On July 30, 1997, the judgment in California became final when the Supreme Court of California dismissed further review as to Corning. In Louisiana, Corning was awarded summary judgment dismissing all claims by plaintiffs and a cross-claim by Dow Chemical on February 21, 1997. On February 11, 1998, the intermediate appeals court in Louisiana vacated this judgment as premature. Corning filed notices transferring the Louisiana cases to the United States District Court for the Eastern District of Michigan, Southern District (the "Michigan Federal Court") to which substantially all breast implant cases were transferred in 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 70 pending cases (including some cases with multiple claimants), in addition to the transferred Louisiana cases, but Corning is not named as a defendant in the Master Complaint, which contains claims against Dow Chemical only. In the fourth quarter of 1997, Corning moved for summary judgment in the Michigan Federal Court to dismiss these remaining cases by plaintiffs as well as the third party complaint and all cross-claims by Dow Chemical. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998, but has deferred its ruling in light of the proceeding in the Bankruptcy Court. Based upon the information developed to date and recognizing that the outcome of complex litigation is uncertain, management believes that the risk of a materially adverse result in the implant litigation against Corning is remote and believes the implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Federal securities case: A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. This action is pending in the United States District Court for the Southern District of New York. The class consists of those purchasers of Corning stock in the period from June 14, 1989 to January 13, 1992 who allegedly purchased at inflated prices due to the non-disclosure or concealment of material information and were damaged when Corning's stock price declined in January 1992 after the Food and Drug Administration (FDA) requested a moratorium on Dow Corning's sale of silicone gel implants. No amount of damages is specified in the complaint. In 1997 the Court dismissed the individual defendants from the case. In December 1998, Corning filed a motion for summary judgment requesting that all claims against it be dismissed. Plaintiffs requested the opportunity to take depositions before responding to the motion for summary judgment. The Court permitted limited additional discovery of certain Dow Corning, Corning and Dow Chemical officers and directors. These depositions were completed in the second quarter of 1999. On September 23, 1999, the Court granted in part the request by plaintiffs for certain additional documentary discovery. In April 2000, the District Court ordered two additional depositions, one of which would be that of Dow Corning's former General Counsel. Because it believes the deposition will necessarily impinge on privileged information, Dow Corning has filed a petition with the United States Court of Appeals for the Second Circuit seeking immediate relief. The discovery process is continuing and the Court has set not schedule to address the pending summary judgment motion. Corning intends to continue to defend this action vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the possibility of a materially adverse verdict is remote.

Shin Etsu Quartz Products Company. In July 1999, Shin Etsu Quartz Products Company filed a patent suit in Japan against Corning for alleged patent infringement of one or more patents relating to the properties of fused silica materials used in the optical components of stepper machines. The suit requests damages and an injunction preventing sales of infringing products in Japan. Corning has denied infringement and claimed prior user rights to continue the sale of its fused silica. Corning intends to defend this suit vigorously.
While recognizing that litigation is inherently uncertain, based upon the information developed to date, management believes that Corning has very strong defenses to Shin Etsu's claims and that the likelihood of a materially adverse outcome is remote. In February 2000, Shin Etsu filed a second suit against Corning in Japan alleging that Corning's fused silica sold in Japan for use in the optical components of stepper machines infringed another Shin Etsu patent. Based upon its investigation to date, management believes there are good defenses to this second suit as well.

Quest Diagnostics. Government Investigations and Related Claims. On December 31, 1996, Corning completed the spin-off of its health care services businesses by the distribution to its shareholders of the Common Stock of Quest Diagnostics Incorporated ("Quest Diagnostics") and Covance Inc. ("Covance"). In connection with these distributions, Quest Diagnostics assumed financial responsibility for the liabilities related to the contract research business. Corning agreed to indemnify Quest Diagnostics against all monetary penalties, fines or settlements for any governmental claims arising out of alleged violations of applicable federal fraud and health care statutes and relating to billing practices of Quest Diagnostics and its predecessors that were pending at December 31, 1996. Corning also agreed to indemnify Quest Diagnostics for 50% of the aggregate of all judgment or settlement payments made by Quest Diagnostics that are in excess of $42.0 million in respect of claims by private parties (i.e., nongovernmental parties such as private insurers) that relate to indemnified or previously settled governmental claims and that allege over billings by Quest Diagnostics, or any existing subsidiaries of Quest Diagnostics, for services provided prior to December 31, 1996; provided, however, such indemnification is not to exceed $25.0 million in the aggregate and that all amounts indemnified against by Corning for the benefit of Quest Diagnostics are to be calculated on a net after-tax basis. Such share of judgments or settlement payments does not cover
(i) any governmental claims that arise after December 31, 1996 pursuant to service of subpoena or other notice of such investigation after December 31, 1996, (ii) any nongovernmental claims unrelated to the indemnified governmental claims or investigations, (iii) any nongovernmental claims not settled prior to December 31, 2001, (iv) any consequential or incidental damages relating to the billing claims, including losses of revenues and profits as a consequence of exclusion for participation in federal or state health care programs or (v) the fees and expenses of litigation. Although management believes that established reserves for indemnified claims are sufficient, it is possible that additional information may become available to Quest Diagnostics' management which may cause the final resolution of these matters to exceed established reserves by an amount which is not readily estimable and which could be material to Corning's results of operations and cash flow in the period in which such claims are settled. Corning does not believe that these issues will have a material adverse impact on Corning's overall financial condition.

Pittsburgh Corning Corporation

The Company owns 50% of the capital stock of Pittsburgh Corning Corporation
(PCC). The other 50% shareholder is PPG Industries, Inc. For over 25 years, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. As of April 16, 2000, PCC had in excess of 140,000 open asbestos claims alleging billions of dollars in damages. The Company itself is named as a defendant in only a portion of the cases naming PCC (approximately 10 cases with 12,400 claimants). In the late 1980s and early 1990s, the Company's motion for summary judgment dismissing it from cases filed against PCC was granted by a federal district court in Texas and a state trial court in Pennsylvania on the grounds that PCC is a genuine and separate corporation. In recent years, as claims against PCC have been set for trial, the Company was successful in securing dismissals with prejudice by filing motions for summary judgment since no grounds exist for disregarding PCC's separate corporate status.

In the first quarter of 2000, PCC incurred adverse verdicts in five trials involving 19 claimants. The aggregate amount of those verdicts may exceed $30 million, although insurance available to PCC may offset a portion of those verdicts. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. In its filing, PCC indicated that the high costs of defending or settling asbestos claims, coupled with sharply increasing settlement demands, had threatened its financial health and left it with no alternative means of resolving the asbestos claims brought against it. PCC indicated that it has excess insurance policies, which are shared with PPG, and which have approximately $200 to $300 million of unexhausted excess products liability coverage. As a result of PCC's filing, Corning recorded an after tax charge of $36.3 million, or $0.13 per share, to impair its entire investment in PCC.

At the time of its Chapter 11 filing, PCC sought and obtained a temporary restraining order and filed a motion for a preliminary injunction against the prosecution of asbestos actions against its shareholders. A hearing on the application for an injunction was held on April 26, 2000 and was continued to June 15, 2000. The Bankruptcy Court has continued the temporary restraining order through June 30, 2000.

Although the Chapter 11 filing may lead to additional claims against Corning, management believes that the separate corporate status of PCC will continue to be upheld and that no grounds exist for direct claims against Corning.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a)  Exhibits

          See the Exhibit Index which is located on page 26.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated January 11, 2000, was filed in connection with the Registrant's proposed public offering of common stock.

          A report on Form 8-K dated January 24, 2000, was filed in connection with the Registrant's 1999 results.

          A report on Form 8-K dated January 26, 2000, was filed in connection with the Registrant's proposed public offering of common stock.

          A report on Form 8-K dated February 15, 2000, was filed in connection with the Registrant's agreement to acquire NetOptix Corporation.

          A report on Form 8-K dated February 17, 2000, was filed in connection with the Registrant's acquisition of Siemens AG's Worldwide Optical Cable and Hardware business and the remaining 50% of its two co-investments with Siemens.

          A report on Form 8-K dated February 22, 2000, was filed in connection with the Registrant's merger with Oak Industries, Inc.

          A report on Form 8-K dated March 29, 2000, was filed in connection with litigation against the Registrant's equity investment, Pittsburgh Corning Corporation.

Other items under Part II are not applicable.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CORNING INCORPORATED
                           ----------------------------------------------------
--
                                            (Registrant)







    May 12, 2000                         /s/ JAMES B. FLAWS
 -------------------     ----------------------------------------------------
        Date                               James B. Flaws
                         Executive Vice President and Chief Financial Officer





    May 12, 2000                      /s/ KATHERINE A. ASBECK
 -------------------     ----------------------------------------------------
        Date                            Katherine A. Asbeck
                                   Vice President and Controller

                              CORNING INCORPORATED
                              --------------------

                                  EXHIBIT INDEX
                                  -------------

                     This exhibit is numbered in accordance
               with Exhibit Table I of Item 601 of Regulation S-K


                                                                 Page number
                                                                 in manually
    Exhibit #    Description                                   signed original
    ---------    -----------                                   ---------------

       12        Computation of ratio of earnings to combined
                 fixed charges and preferred dividends                28

       27        Financial Data Schedule