Form 10-Q
period 2000-06-30
CORNING INC /NY
filed 2000-08-11
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000
                                -------------

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

293,986,745 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of July 31, 2000.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page
                                                               ----

 Consolidated Statements of Income for the six months
   and three months ended June 30, 2000 and 1999                3

 Consolidated Balance Sheets at June 30, 2000 and
   December 31, 1999                                            4

 Consolidated Statements of Cash Flows for the six months
   ended June 30, 2000 and 1999                                 5

 Notes to Consolidated Financial Statements                     6


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

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)


                                    Six Months Ended      Three Months Ended
                                        June 30,                June 30,
                                   -------------------    -------------------
                                     2000       1999        2000       1999
                                   -------------------    -------------------
Revenues
 Net sales                         $3,127.0   $2,126.7    $1,775.6   $1,129.7
 Royalty, interest, and dividend
   income                              50.4       21.3        26.9       11.3
 Nonoperating gains                     6.8
                                   --------   --------    --------   --------
                                    3,184.2    2,148.0     1,802.5    1,141.0

Deductions
 Cost of sales                      1,817.7    1,307.2     1,029.9      693.3
 Selling, general and
   administrative expenses            457.8      303.4       258.0      151.2
 Research, development and
   engineering expenses               230.2      171.9       120.1       88.5
 Amortization of purchased
   intangibles including goodwill      62.3       13.9        49.2        7.0
 Interest expense                      52.7       40.1        28.5       20.4
 Acquisition-related charges          139.7                   50.7
 Other, net                            32.7       20.6        11.8       10.7
                                   --------   --------    --------   --------

Income before taxes                   391.1      290.9       254.3      169.9
Taxes on income                       191.8       89.6       136.9       52.3
                                   --------   --------    --------   --------

Income before minority interest
  and equity earnings                 199.3      201.3       117.4      117.6
Minority interest in earnings
  of subsidiaries                     (10.1)     (27.5)       (7.5)     (17.4)
Dividends on convertible
  preferred securities
  of subsidiary                                   (2.3)
Equity in earnings of associated
  companies                            73.2       52.0        39.3       30.8
Impairment of equity investment       (36.3)
                                   --------   --------    --------   --------

Net Income                         $  226.1   $  223.5    $  149.2   $  131.0
                                   ========   ========    ========   ========

Basic Earnings Per Share           $   0.82   $   0.88    $   0.53   $   0.51
                                   ========   ========    ========   ========

Diluted Earnings Per Share         $   0.80   $   0.86    $   0.52   $   0.50
                                   ========   ========    ========   ========

Dividends Declared                 $   0.36   $   0.36    $   0.18   $   0.18
                                   ========   ========    ========   ========

Shares used in computing
 earnings per share
   Basic earnings per share           275.9      252.8       281.5      257.3
                                   ========   ========    ========   ========
   Diluted earnings per share         282.7      263.4       290.7      265.2
                                   ========   ========    ========   ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

                                                  June 30,     December 31,
                    ASSETS                          2000           1999
                    ------                       ---------     ------------
Current Assets
 Cash                                            $   106.0      $  121.8
 Short-term investments, at cost,
   which approximates market value                 1,273.5         158.6
 Accounts receivable, net of doubtful
   accounts and allowances -
   $67.4/2000; $19.9/year-end 1999                 1,219.6         872.4
 Inventories                                         839.8         602.2
 Deferred taxes on income and other
   current assets                                    207.6         229.2
                                                 ---------      --------
     Total current assets                          3,646.5       1,984.2
                                                 ---------      --------

Investments
 Associated companies, at equity                     387.0         421.9
 Other, at cost or fair value                        128.7          82.5
                                                 ---------      --------
                                                     515.7         504.4
                                                 ---------      --------

Plant and equipment, at cost, net of
  accumulated depreciation                         3,856.5       3,201.7

Goodwill, net of accumulated amortization
 $144.6/2000; $99.5/year-end 1999                  3,240.5         463.9

Other intangible assets, net of accumulated
 amortization  $24.0/2000; $12.8/year-end 1999       345.8          42.8

Other assets                                         328.9         329.0
                                                 ---------      --------

Total Assets                                     $11,933.9      $6,526.0
                                                 =========      ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
Current Liabilities
 Loans payable                                   $   126.3      $  420.7
 Accounts payable                                    445.0         418.0
 Other accrued liabilities                           835.4         715.3
                                                 ---------      --------
     Total current liabilities                     1,406.7       1,554.0
                                                 ---------      --------

Other liabilities                                    802.4         720.6
Loans payable beyond one year                      1,977.3       1,490.4
Minority interest in subsidiary companies            132.6         284.8
Convertible preferred stock                            9.6          13.5
Common Shareholders' Equity
 Common stock, including excess over par
   value and other capital - Par value
   $0.50 per share; Shares authorized:
   1.2 billion; Shares issued: 318.6
   million/2000 and 285.2 million/
   year-end 1999                                   6,474.8       1,359.3
 Retained earnings                                 1,913.4       1,790.0
 Less cost of 25.3 million/2000 and
   25.0 million/year-end 1999 shares
   of common stock in treasury                      (727.3)       (656.0)
 Accumulated other comprehensive loss                (55.6)        (30.6)
                                                 ---------      --------
     Total common shareholders' equity             7,605.3       2,462.7
                                                 ---------      --------

Total Liabilities and Shareholders' Equity       $11,933.9      $6,526.0
                                                 =========      ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                         2000         1999*
                                                       --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $  226.1     $  223.5
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                        302.0        203.7
     Nonoperating gains                                    (6.8)
     Acquisition-related charges                          139.7
     Impairment of equity investment                       36.3
     Employee benefit expense less than
       cash funding                                        (2.3)       (25.5)
     Equity in earnings of associated companies
       in excess of dividends received                    (42.6)       (29.5)
     Minority interest in earnings of subsidiaries
       in excess of (less than) dividends paid            (89.7)        17.2
     Deferred tax (benefit)/expense                      (107.6)        17.3
     Other                                                  2.0         24.3
 Changes in operating assets and liabilities:
     Accounts receivable                                 (111.6)       (97.0)
     Inventory                                            (80.9)       (98.0)
     Other current assets                                   3.7        (21.0)
     Accounts payable and other current liabilities        22.4        (82.5)
                                                       --------      -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES          290.7        132.5
                                                       --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    (562.6)      (293.0)
 Acquisitions of businesses and leased assets,
   net of cash acquired                                (1,245.5)      (132.6)
 Proceeds from disposition of properties and
   investments                                             52.8         11.6
 Decrease (increase) in long-term investments
   and other noncurrent assets                             61.4        (24.7)
 Transaction costs related to pooling of interests        (41.0)
 Other, net                                                (2.0)         1.3
                                                       --------      -------
     NET CASH USED IN INVESTING ACTIVITIES             (1,736.9)      (437.4)
                                                       --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                          767.1        548.6
 Repayments of loans                                     (602.4)      (151.2)
 Tax benefit on stock options                             214.4         24.2
 Proceeds from issuance of common stock                 2,320.9         62.9
 Repurchases of common stock                                           (41.6)
 Redemption of common stock for income
   tax withholding                                        (46.5)       (15.9)
 Dividends paid                                          (102.6)       (88.2)
                                                       --------      -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES         2,550.9        338.8
                                                       --------      -------

Effect of exchange rates on cash                           (4.0)        (4.3)
                                                       --------      -------
Cash used in discontinued operations                       (1.6)        (5.0)
                                                       --------      -------
Net increase in cash and cash equivalents               1,099.1         24.6
Cash and cash equivalents at beginning of year            280.4         59.2
                                                       --------      -------

CASH AND CASH EQUIVALENTS AT END OF QUARTER            $1,379.5      $  83.8
                                                       ========      =======

SUPPLEMENTAL DATA:
Income taxes paid, net                                 $   35.2      $  74.6
                                                       ========      =======

Interest paid                                          $   60.5      $  50.6
                                                       ========      =======

* Certain amounts have been reclassified to conform with the 2000 presentation. The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Information by Operating Segment
     Information about the performance of Corning's three operating segments for the second quarter and six months of 2000 and 1999 is presented below. These amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments. In the first quarter of 2000, Corning changed the performance measurement of its operating segments to a new metric - net income excluding amortization of purchased intangibles and goodwill, purchased in-process research and development costs, one-time acquisition costs and other nonrecurring items. This measure is not in accordance with generally accepted accounting principles (GAAP) and may not be consistent with measures used by other companies. The segment results for 1999 have been restated to conform to the new measure.

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

                                        Six Months Ended    Three Months Ended
                                            June 30,              June 30,
                                       ------------------   -------------------
                                         2000      1999       2000      1999
                                       --------  --------   --------  ---------
     Telecommunications
     Net sales                         $2,175.6  $1,285.8   $1,282.2  $  692.5
     Research, development and
       engineering expenses            $  161.3  $  115.7   $   84.2  $   59.6
     Interest expense                  $   33.7  $   25.2   $   18.5  $   12.8
     Segment earnings before
       minority interest and
       equity earnings                 $  282.2  $  141.8   $  174.4  $   81.4
         Minority interest in
          (earnings) losses
          of subsidiaries                   3.0     (13.0)                (8.7)
         Equity in earnings
          (losses) of associated
          companies                        (3.2)      6.6       (2.8)      2.6
                                       --------  --------   --------  --------
     Segment net income                $  282.0  $  135.4   $  171.6  $   75.3
                                       ========  ========   ========  ========

     Advanced Materials
     Net sales                         $  536.3  $  516.8   $  272.1  $  264.7
     Research, development and
       engineering expenses            $   57.3  $   45.1   $   30.1  $   23.2
     Interest expense                  $   11.2  $    9.2   $    5.7  $    4.9
     Segment earnings before
       minority interest and
       equity earnings                 $   45.8  $   48.0   $   23.9  $   28.0
         Minority interest in
          losses of subsidiaries                      0.1
         Equity in earnings of
          associated companies             11.8       7.6        5.3       3.5
                                       --------  --------   --------  --------
     Segment net income                $   57.6  $   55.7   $   29.2  $   31.5
                                       ========  ========   ========  ========

     Information Display
     Net sales                         $  403.5  $  311.7   $  215.6  $  166.0
     Research, development and
       engineering expenses            $   11.6  $   11.1   $    5.8  $    5.7
     Interest expense                  $    7.5  $    5.3   $    4.1  $    2.7
     Segment earnings before
       minority interest and
       equity earnings                 $   52.4  $   27.2   $   33.1  $   17.8
         Minority interest in
          earnings of subsidiaries        (13.1)    (14.7)      (7.5)     (8.8)
         Equity in earnings of
          associated companies             62.1      34.6       35.3      22.2
                                       --------  --------   --------  --------
     Segment net income                $  101.4  $   47.1   $   60.9  $   31.2
                                       ========  ========   ========  ========

     Total segments
     Net sales                         $3,115.4  $2,114.3   $1,769.9  $1,123.2
     Research, development and
       engineering expenses            $  230.2  $  171.9   $  120.1  $   88.5
     Interest expense                  $   52.4  $   39.7   $   28.3  $   20.4
     Segment earnings before
       minority interest and
       equity earnings                 $  380.4  $  217.0   $  231.4  $  127.2
         Minority interest in
          earnings of subsidiaries        (10.1)    (27.6)      (7.5)    (17.5)
         Equity in earnings of
          associated companies             70.7      48.8       37.8      28.3
                                       --------  --------   --------  --------
     Segment net income                $  441.0  $  238.2   $  261.7  $  138.0
                                       ========  ========   ========  ========

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                       Six Months Ended     Three Months Ended
                                           June 30,               June 30,
                                      ------------------    ------------------
                                        2000      1999        2000      1999
                                      --------  --------    --------  --------
 Revenues
     Total segment net sales          $3,115.4  $2,114.3    $1,769.9  $1,123.2
     Non-segment net sales (a)            11.6      12.4         5.7       6.5
     Royalty, interest and
       dividend income                    50.4      21.3        26.9      11.3
     Nonoperating gain                     6.8
                                      --------  --------    --------  --------

       Total revenues                 $3,184.2  $2,148.0    $1,802.5  $1,141.0
                                      ========  ========    ========  ========

 Net income
     Total segment income (b)         $  441.0  $  238.2    $  261.7  $  138.0
      Unallocated items:
     Non-segment loss and other (a)       (3.6)     (6.4)       (1.4)     (5.8)
     Nonoperating gain                     6.8
     Amortization of purchased
       intangibles and goodwill (c)      (62.3)    (13.9)      (49.2)     (7.0)
     Acquisition-related charges (c)    (139.7)                (50.7)
     Interest income (d)                  34.2                  19.0
     Interest expense                     (0.3)     (0.4)       (0.2)
     Income tax (e)                      (16.2)      5.1       (31.5)      3.3
     Equity in earnings of
       associated companies (a)            2.5       3.2         1.5       2.5
     Impairment of equity
       investment (a)                    (36.3)
     Dividends on convertible
       preferred securities
       of subsidiary                                (2.3)
                                      --------  --------    --------  --------

       Net income                     $  226.1  $  223.5    $  149.2  $  131.0
                                      ========  ========    ========  ========

     (a)  Includes amounts derived from corporate investments.
     (b)  Includes royalty, interest and dividend income.
     (c)  Relates primarily to the Telecommunications segment.
     (d)  Corporate interest income is not allocated to reportable segments.
     (e)  Includes tax associated with unallocated items.

(2)  Business Combinations and Divestitures
     Acquisitions
     ------------
     The transactions listed below were all accounted for under the purchase method of accounting. Management is responsible for estimating the fair value of the assets and liabilities acquired. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisitions.

     Amounts allocated to acquired in-process research and development were established through recognized valuation techniques in the high technology communications industry. Certain projects were acquired for which technological feasibility had not been established at the date of acquisition and for which no alternative future uses existed. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" as interpreted by FASB Interpretation No. 4, amounts assigned to in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase.

     The value allocated to projects for which a charge was recorded was determined by the traditional income approach which discounts expected future debt free income to present value. The discount rates used were specific to each project and were derived from a cost of capital for each specific acquisition target, adjusted upward for the stage of completion of each project.

     IntelliSense
     ------------
     On June 12, 2000, Corning completed the acquisition of the remaining 67% interest in IntelliSense Corporation, a manufacturer of micro-electro-mechanical devices in exchange for 2,016,753 shares of unregistered Corning common stock and the assumption of stock options convertible into 656,104 shares of Corning common stock. Based upon the average closing price of Corning stock for a range of days surrounding the announcement adjusted for a discount commensurate with restrictions on the shares issued and a Black-Scholes valuation of the options issued, the recorded purchase price approximated $410 million. An additional 339,921 shares may be issued assuming the achievement of certain product milestones in 2001. This consideration, if earned, will be valued at the current fair market value of Corning common stock. The excess of the purchase price over the estimated fair value of tangible assets acquired was allocated primarily to goodwill. Goodwill of approximately $388 million will be amortized on a straight-line basis over thirteen years. Corning recorded a non-tax deductible charge of $6.7 million, or $0.02 per share, for in-process research and development in the second quarter of 2000.

     NetOptix
     --------
     On May 12, 2000, Corning completed the acquisition of NetOptix Corporation for 11,239,689 shares of Corning common stock and the assumption of stock options convertible into 829,080 Corning shares. Based on the average closing price of Corning stock for a range of days surrounding the announcement and a Black Scholes valuation of options issued the recorded purchase price approximated $2.1 billion. NetOptix manufactures thin film filters for use in dense wavelength division multiplexing components. The excess of the purchase price over the estimated fair value of tangible assets acquired was allocated to goodwill. Goodwill of approximately $2.065 billion will be amortized on a straight-line basis over ten years.

     NZ Applied Technologies
     -----------------------
     On May 5, 2000, Corning completed the acquisition of the remaining 84% interest in NZ Applied Technologies (NZAT), a developer and manufacturer of photonic components for optical telecommunications applications including the optical networks industry, in exchange for Corning common stock. Corning issued 440,583 shares of unregistered common stock at closing with a fair value of approximately $75 million. In addition, Corning placed an extra 440,583 shares in escrow to be earned over the next three years contingent upon NZAT achieving certain product development and sales milestones. The contingent proceeds, if earned, will be recorded at the then current fair value of Corning common stock. The excess of the purchase price over the estimated fair value of tangible assets acquired was allocated to goodwill and in-process research and development. Goodwill of approximately $30 million will be amortized on a straight-line basis over ten years. Corning recorded a non-tax deductible charge of $44 million, or $0.15 per share, for in-process research and development in the second quarter of 2000.

     Photonics Technology Research Center
     ------------------------------------
     On February 14, 2000, Corning acquired British Telecommunication's Photonics Technology Research Center (PTRC) for approximately $66 million in cash. The excess of the purchase price over the estimated fair value of tangible assets acquired was allocated to in-process research and development and purchased intangibles and goodwill. Purchased intangibles and goodwill of approximately $24 million will be amortized over lives up to nine years. Corning recorded a charge of $42.0 million ($25.7 million after tax), or $0.09 per share, for in-process research and development in the first quarter of 2000.

     Siemens Transaction
     -------------------
     On February 2, 2000, Corning acquired the worldwide optical cable and hardware business of Siemens AG and the remaining 50% of its investment in Siecor Corporation and Siecor GmbH (the Siemens transaction). The purchase price of $1.4 billion (subject to customary purchase price adjustments) includes approximately $120 million in assumed debt and $145 million in contingent performance payments to be paid, if earned, over a four-year period. At June 30, 2000, approximately $37 million of this contingent consideration has been earned. The majority of the transaction has closed and been integrated as of June 30, less significant portions of the transaction will close at various dates into 2001. At June 30, 2000, total cash paid to Siemens approximated $1.1 billion. The excess of the purchase price over the estimated fair value of tangible assets acquired, pending final determination of certain acquired balances, was allocated primarily to purchased intangibles and goodwill. Purchased intangibles and goodwill of approximately $650 million will be amortized over lives of five to twenty years.

     Pro Forma Presentation
     ----------------------
     The foregoing acquisitions have been recorded under the purchase method of accounting and, accordingly, the results of the acquired businesses are included in the consolidated financial statements since the date of acquisition. The following unaudited pro forma financial information reflects the consolidated results of operations of Corning as if the NetOptix and Siemens acquisitions took place at the beginning of January 1999. The effects of the other acquisitions on Corning's consolidated financial statements were not material on either an individual or an aggregate basis. The pro forma information includes adjustments for interest expense and shares outstanding that would have been incurred to finance the transaction, additional depreciation based on the fair market value of the property, plant and equipment acquired, amortization of purchased intangibles and goodwill, and the elimination of minority interest related to Siemens 50% ownership of Siecor Corporation. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed acquisition date.

                                           Six Months Ended June 30,
                                           -------------------------
     In millions, except per share amounts        2000      1999
     ---------------------------------------------------------------
     Sales                                      $3,303.3  $2,596.0
     Net income                                 $  153.1  $  102.9
     Basic earnings per share                   $   0.53  $   0.38
     Diluted earnings per share                 $   0.52  $   0.37

     Pooling of Interests
     --------------------
     On January 28, 2000, Corning merged with Oak Industries, Inc. (Oak Industries) in a pooling of interests transaction. Corning issued 14.8 million shares of Corning common stock and 2.7 million options to purchase Corning common shares to complete the transaction. The consolidated financial statements for the prior period of 1999 have been restated to include the financial position and results of operations of Oak Industries. During the first quarter of 2000, Corning recognized a charge of $47.0 million ($43.4 million after tax), or $0.16 per share, for one-time acquisition costs related to Oak Industries. The acquisition costs are primarily related to investment banking and legal fees of approximately $30 million. The charge also includes approximately $17 million of severance and other termination benefits for Oak Industries corporate officers and headquarters employees. As of June 30, 2000, total severance benefits paid out was approximately $11 million.

     Divestitures
     ------------
     On January 31, 2000, Corning sold Quanterra Incorporated to Severn Trent Laboratories for $35 million. In the first quarter of 2000, Corning recorded a nonoperating gain of $6.8 million ($4.2 million after tax), or $0.02 per share, as a result of this transaction.

(3)  Impairment of Investment
     Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation ("PCC"). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos and as of April 16, 2000, PCC had in excess of 140,000 open claims. In the first quarter of 2000, after incurring adverse verdicts in five trials involving 19 claimants, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. At the time of its Chapter 11 filing, PCC sought and obtained a temporary restraining order and filed a motion for a preliminary injunction against the prosecution of asbestos actions against its two shareholders. Upon expiration of the injunction on or after August 21, 2000, PCC, PPG Industries and Corning will have 90 days to seek removal and transfer of stayed cases. As a result of PCC's filing, Corning recorded an after tax charge of $36.3 million, or $0.13 per share, to impair its entire investment in PCC. Although the Chapter 11 filing may lead to additional claims and the outcome of litigation is uncertain, management believes that the separate corporate status of PCC will continue to be upheld and that the risk of a materially adverse result in any direct claims against Corning is remote.

(4)  Earnings Per Common Share
     A reconciliation of the basic and diluted earnings per share computations for the second quarter and six months of 2000 and 1999 are as follows (in millions, except per share amounts):

                                      For the six months ended June 30,
                            --------------------------------------------------
                                     2000                      1999
                            -----------------------    -----------------------
                                   Weighted   Per             Weighted   Per
                                   Average   share            Average   share
                            Income Shares    Amount    Income Shares    Amount
                            ------ --------  ------    ------ --------  ------
     Net income             $226.1                     $223.5
     Less:  Preferred
      stock dividends          0.4                        0.7
                            ------                     ------

     Basic earnings
      per share              225.7   275.9   $0.82      222.8   252.8   $0.88
                                             =====                      =====

     Effect of Dilutive
      Securities
       Options                         6.8                        4.7
       Convertible monthly
         income preferred
         securities                                       2.3     3.8
       Convertible
         preferred
         stock
       Convertible
         subordinated
         notes                                            1.7     2.1
                            ------   -----             ------   -----

     Diluted earnings
      per share             $225.7   282.7   $0.80     $226.8   263.4   $0.86
                            ======   =====   =====     ======   =====   =====


                                    For the three months ended June 30,
                            --------------------------------------------------
                                     2000                        1999
                            -----------------------    -----------------------
                                   Weighted  Per              Weighted   Per
                                   Average   share            Average   share
                            Income Shares    Amount    Income Shares    Amount
                            ------ --------  ------    ------ --------  ------

     Net income             $149.2                     $131.0
     Less:  Preferred
      stock dividends          0.2                        0.4
                            ------                     ------

     Basic earnings
      per share              149.0   281.5   $0.53      130.6   257.3   $0.51
                                             =====                      =====

     Effect of Dilutive
      Securities
       Options                         6.6                        5.1
       Convertible
        preferred
        stock                  0.2     0.5                0.4     0.7
       Convertible
        subordinated
        notes                  0.9     2.1                0.8     2.1
                            ------   -----             ------   -----

     Diluted earnings
      per share             $150.1   290.7   $0.52     $131.8   265.2   $0.50
                            ======   =====   =====     ======   =====   =====

     During the first quarter of 1999, the convertible monthly income preferred securities (MIPS) were redeemed and converted into 11.5 million shares of Corning common stock. The dilutive impact of the MIPS prior to conversion is reflected in Corning's 1999 earnings per share calculation.

     The convertible preferred stock paid dividends of $0.4 million and $0.7 million during the first half of 2000 and 1999, respectively, and was convertible into 0.5 and 0.7 million shares of common stock. These securities were not included in the year-to-date calculation of diluted earnings per share in 2000 and 1999 due to the anti-dilutive effect they would have had if converted.

     Interest expense and amortization of deferred costs, net of tax, related to the convertible subordinated notes was $1.8 million during the first half of 2000. The notes were convertible into 2.1 million shares of common stock. These securities were not included in the calculation of year-to-date diluted earnings per share in 2000 due to the anti-dilutive effect they would have had if converted.

     Common dividends of $52.3 million and $102.2 million were declared in the second quarter and first half of 2000, respectively, compared with $43.9 million and $87.5 million for the same periods in 1999. Dividends per share were comparable between years.

(5)  Taxes on Income
     Corning's effective income tax rate for the quarter and six months ending June 30, 2000, was 53.8% and 49.0%, respectively, an increase from 30.8% in comparable 1999 periods. The increase in the quarter and six months was primarily due to the large amounts of non-tax deductible purchased intangibles and goodwill acquired in the second quarter along with nondeductible purchased in-process research and development costs associated with acquisitions and other acquisition-related items.
     Excluding the impact of the amortization of purchased intangibles and goodwill, purchased in-process research and development costs, one-time acquisition costs and other nonrecurring items, the effective income tax rate for the quarter and six months ending June 30, 2000 was 32.4%, an increase from 30.4% in the quarter and six months ending June 30, 1999.

(6)  Supplementary Balance Sheet and Income Statement Data
     Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                   June 30,    December 31,
                                                     2000         1999
                                                   --------    ------------
    Finished goods                                 $ 260.1       $ 206.1
     Work in process                                 223.8         152.6
     Raw materials and accessories                   264.1         162.0
     Supplies and packing materials                   91.8          81.5
                                                   -------       -------
     Total inventories                             $ 839.8       $ 602.2
                                                   =======       =======

     Plant and equipment shown on the accompanying balance sheets were comprised of the following (in millions):

                                                   June 30,   December 31,
                                                     2000         1999
                                                   --------   ------------
     Land                                          $   76.7     $   68.8
     Buildings                                      1,507.1      1,446.7
     Equipment                                      4,764.4      4,043.1
     Accumulated depreciation                      (2,491.7)    (2,356.9)
                                                   --------     --------
                                                   $3,856.5     $3,201.7
                                                   ========     ========

     Depreciation expense for the second quarter and first six months of 2000 was $126.4 million and $238.0 million, respectively, compared to $93.5 million and $186.6 million in the comparable periods of 1999. Amortization expense for the second quarter and first six months of 2000 was $50.0 million and $64.0 million, respectively, compared to $8.6 million and $17.1 million in the comparable periods of 1999.

(7)  Financing Transactions
     On February 18, 2000, Corning completed an offering of Euro-denominated debt securities, which generated net proceeds of $485 million. The proceeds were used to finance a portion of the Siemens transaction.

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

(8)  Shareholders' Equity
     On April 27, 2000, the shareholders of Corning approved an increase to the authorized number of shares of common stock from 500 million to 1.2 billion shares.

(9)  Comprehensive Income
     Comprehensive income, net of tax, for the first six months and second quarter of 2000 and 1999 is as follows (in millions):

                                          For the Six        For the Three
                                          Months Ended       Months Ended
                                            June 30,           June 30,
                                         ---------------    ---------------
                                          2000     1999      2000     1999
                                         ------   ------    ------   ------
     Net income                          $226.1   $223.5    $149.2   $131.0
     Other comprehensive income:
      Foreign currency translation
        adjustment                        (56.1)   (52.6)    (53.4)    (7.4)
      Unrealized gain (loss) on
        marketable securities              36.0      3.7      (3.9)     6.7
      Realized gains on securities         (4.9)              (0.1)
                                         ------   ------    ------   ------

     Total comprehensive income          $201.1   $174.6    $ 91.8   $130.3
                                         ======   ======    ======   ======

     The after tax components of other comprehensive income accumulated in shareholders' equity are as follows (in millions):

                                     Foreign       Unrealized     Accumulated
                                     Currency    Gains (Losses)      Other
                                    Translation  on Marketable   Comprehensive
                                    Adjustment     Securities        Income
                                    -----------  --------------  -------------
     December 31, 1999               $ (49.6)       $ 19.0         $ (30.6)
     Foreign currency translation
       adjustment                      (56.1)                        (56.1)
     Unrealized gain on marketable
       securities (net of tax
       of $22.1)                                      36.0            36.0
     Realized gains on securities
       (net of tax of $3.0)                           (4.9)           (4.9)
                                     -------        ------         -------

     June 30, 2000                   $(105.7)       $ 50.1         $ (55.6)
                                     =======        ======         =======

(10) Dow Corning Corporation
     In the fourth quarter of 1999, the United States Bankruptcy Court for the Northern District of Michigan entered an order confirming the plan of reorganization filed jointly by Dow Corning Corporation and the Committee of Tort Claimants ("Joint Plan"). Corning and The Dow Chemical Company each own 50% of the shares of Dow Corning. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. A number of parties opposing the Joint Plan filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants have filed a notice of appeal (as well as motions to vacate and for related relief) seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue and each joined in the motions by the Proponents of the Joint Plan. Some parties, including the United States of America and the Nevada tort claimants, have filed motions asking the District Court to dismiss the appeals of Dow Corning, Dow Chemical and Corning, and the Tort Claimants Committee, as untimely as not taken within 10 days of the November 30 order of confirmation. These appeals and motions were argued together before the District Court on April 12-13, 2000. The District Court reserved judgment. The ruling on the appeals and motions is expected in the third quarter of 2000. Further appellate review is anticipated regardless of the outcome in the District Court.

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

ITEM 2.

                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------


Results of Operations

Net sales totaled $1.78 billion for the second quarter of 2000, an increase of 57% over sales of $1.13 billion for the same period in 1999. Excluding the impact of acquisitions, net sales increased 41% over the second quarter of 1999. Sales growth in the second quarter was most pronounced in the Telecommunications Segment, where the impact of acquisitions and demand for Corning's premium fiber and cable and photonics products drove quarter over quarter segment sales growth more than 85%. Net sales for the first six months of 2000 were $3.13 billion, an increase of 47% over the comparable period of 1999. Excluding acquisitions, net sales for six months rose 37% over 1999. The Telecommunications Segment exhibited the largest increase with sales growth of 69% over the prior year.

Corning's net income totaled $149.2 million in the second quarter of 2000, an increase of 14 % from the same period in 1999. Diluted earnings per share increased 4% to $0.52 per share in the second quarter of 2000 compared to the same period in 1999. Net income for the first six months of 2000 remained relatively flat at $226.1 million compared to $223.5 for 1999. Diluted earnings per share for the first six months of 2000 decreased 7% from the prior period of 1999 to $0.80 per share due to issuance of common stock for acquisitions.

Corning's results for the first six months of 2000 were impacted by several nonrecurring items:

 . a non-tax deductible in-process research and development charge of $50.7 million, or $0.17 per share, in the second quarter of 2000
 . a nonoperating gain of $6.8 million ($4.2 million after tax), or $0.01 per share, in the first quarter of 2000
 . an in-process research and development charge of $42.0 million ($25.7 million after tax), or $0.09 per share, in the first quarter of 2000
 . a charge for acquisition costs related to the merger of Oak Industries of $47.0 million ($43.4 million after tax), or $0.15 per share, in the first quarter of 2000
 . an after-tax charge of $36.3 million or $0.13 per share to impair Corning's investment in Pittsburgh Corning Corporation in the first quarter of 2000

Corning believes comparing its operating results on a pro forma basis excluding amortization of purchased intangibles and goodwill and nonrecurring items provides a better understanding of the changes in its operating results. This measure is not in accordance with, or an alternative for, GAAP and may not be consistent with measures used by other companies.

Pro forma net income is calculated from net income as follows (after tax and in millions):

                                         Six Months Ended   Three Months Ended
                                            June 30,             June 30,
                                         ----------------   ------------------
                                          2000     1999        2000     1999
                                         ------   ------      ------   ------
Net income                               $226.1   $223.5      $149.2   $131.0
  Gain on sale of Quanterra                (4.2)
  Amortization of purchased
    intangibles and goodwill               81.4     10.9        71.2      5.5
  In-process research and development      76.4                 50.7
  Other acquisition-related charges        43.4
  Impairment of equity investment          36.3
                                         ------   ------      ------   ------

Pro forma net income                     $459.4   $234.4      $271.1   $136.5
                                         ======   ======      ======   ======

Pro forma diluted earnings per share     $ 1.62   $ 0.90      $ 0.94   $ 0.52

The second quarter and year to date 2000 pro forma results reflect growth in the Telecommunications segment and the Information Display segment.

Business Combinations

On June 12, 2000, Corning completed the acquisition of the remaining 67% interest in IntelliSense Corporation, a manufacturer of micro-electro-mechanical devices in exchange for 2,016,753 shares of Corning common stock and the assumption of stock options convertible into 656,104 shares of Corning common stock. This consideration was valued at approximately $410 million. An additional 339,921 shares may be issued assuming the achievement of certain product milestones in 2001. The acquisition was accounted for as a purchase.

On May 12, 2000, Corning completed the acquisition of NetOptix Corporation for 11,239,689 shares of Corning common stock and the assumption of stock options convertible into 829,080 Corning shares in a transaction valued at approximately $2.1 billion. NetOptix manufactures thin film filters for use in dense wavelength division multiplexing components. The acquisition was accounted for as a purchase.

On May 5, 2000, Corning completed the acquisition of the remaining 84% interest in NZ Applied Technologies (NZAT), a developer and manufacturer of photonic components for optical telecommunications applications including the optical networks industry, in exchange for Corning common stock. Corning issued 440,583 shares of common stock at closing with a value of approximately $75 million, and placed an additional 440,583 shares in escrow to be earned over the next three years contingent upon NZAT achieving certain product development and sales milestones. The contingent proceeds, if earned, will be recorded at the current fair value of Corning common stock at the time of achievement. The acquisition was accounted for as a purchase.

On February 14, 2000, Corning completed the acquisition of British Telecommunications Photonics Technology Research Center (PTRC) for approximately $66 million in cash. The acquisition of PTRC is expected to expedite Corning's commercialization of new opto-electronic products in the near future and strengthen research on the next generation of photonic components and network devices. The acquisition was accounted for as a purchase.

On February 2, 2000, Corning substantially completed the acquisition of Siemens AG's worldwide optical fiber and cable systems and equipment business, including its 50% ownership in Siecor Corporation and Siecor GmbH (Siemens transaction) for approximately $1.4 billion. The acquisition was accounted for as a purchase.

On January 28, 2000, Corning completed the merger with Oak Industries. Corning issued approximately 14.8 million shares of Corning common stock. The merger was accounted for as a pooling of interests and thus Corning's financial statements present the retroactively restated results of the merged companies.

Each of these transactions supports Corning's strategic growth initiatives in the Telecommunications segment. Allocation of purchase price resulted in charges related to acquired in-process research and development in the PTRC, NZAT and IntelliSense acquisitions. Further discussion regarding these charges is included on page 22.

Operating Segments

Corning groups its products into three operating segments: Telecommunications, Advanced Materials and Information Display. Corning includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income. Information about the performance of Corning's three operating segments for the second quarter and first six months of 2000 and 1999 is presented below. These amounts do not include revenues, expenses and equity earnings not specifically identifiable to segments. In the first quarter of 2000, Corning changed the performance measurement of its operating segments to a new metric - net income excluding amortization of purchased intangibles and goodwill, purchased in-process research and development, one-time acquisition costs, discontinued operations and other nonrecurring items. Note 1 to the consolidated financial statements includes a reconciliation of segment results to Corning's net income. The segment results for 1999 have been restated to conform to the new measure.

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

-----------------------------------------------------------------------------
Telecommunications                     Six Months Ended   Three Months Ended
(In millions)                              June 30,            June 30,
                                        2000      1999      2000      1999
-----------------------------------------------------------------------------
Net sales                             $2,175.6  $1,285.8    $1,282.2  $692.5
Research, development and
  engineering expenses                $  161.3  $  115.7    $   84.2  $ 59.6
Interest expense                      $   33.7  $   25.2    $   18.5  $ 12.8
Segment earnings before minority
  interest and equity earnings        $  282.2  $  141.8    $  174.4  $ 81.4
    Minority interest in (earnings)
     losses of subsidiaries                3.0     (13.0)               (8.7)
    Equity in earnings (losses)
     of associated companies              (3.2)      6.6        (2.8)    2.6
                                      --------  --------    --------  ------
Segment net income                    $  282.0  $  135.4    $  171.6  $ 75.3
                                      ========  ========    ========  ======

Segment earnings before minority
  interest and equity earnings as
  a percentage of segment sales           13.0%     11.0%       13.6%   11.8%
Segment net income as a percentage
  of segment sales                        13.0%     10.5%       13.4%   10.9%
-----------------------------------------------------------------------------

The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment and photonic modules and components for the worldwide telecommunications industry.

Second quarter

Sales in the Telecommunications Segment increased 85% over the second quarter of 1999 to approximately $1.28 billion. Excluding acquisitions, sales growth for the same period was 60%. The sales growth in the segment was led primarily by volume gains in the optical fiber and cable business and photonic technologies businesses. Segment net income rose 128% in 2000 compared to 1999. The percentage increase in segment net income exceeds the increase in sales, reflecting an overall increase in segment gross margin percentage and a decrease in research, development and engineering as a percentage of sales.

Sales in the optical fiber and cable business in the second quarter of 2000 doubled over 1999 to approximately $725 million. The increase in sales resulted primarily from the impact of acquisitions and strong volume gains.
Approximately $175 million of the increase in optical fiber and cable sales resulted from the following acquisitions:

 . the acquisition of the optical cable business from BICC, plc and the remaining 50% interest in Optical Waveguides Australia, Pty. Ltd. in the second quarter of 1999

 . the acquisition of the remaining 50% interest in Siecor GmbH and the cabling business previously owned by Siemens in the first quarter of 2000

Excluding the impact of these acquisitions, sales in the optical fiber and cable business increased 53% for the quarter due to volume gains of more than 50%, reflecting continued strong demand for Corning's premium fiber products. Volume of premium fiber and cable products, including Corning's LEAFr optical fiber, doubled over the same period in 1999. Price declines ranged between 5% and 15% for Corning's optical fiber and cable products in comparison with last year's second quarter. The weighted average optical fiber and cable price in 2000 declined approximately 5% compared to 1999. The rate of price declines for cable and fiber products has slowed during 2000 commensurate with the worldwide tightening of supply of optical fiber.

Net income from the optical fiber and cable business more than doubled in the second quarter of 2000 compared to the same period in 1999.

Sales in the telecommunications hardware and equipment business, including the Gilbert Connectors business acquired in the Oak Industries merger, increased 73% in the second quarter of 2000 to approximately $275 million. This increase resulted primarily from a higher volume of existing products and particularly strong demand from cable television customers, offset in part by price declines and the impact of the sale of Republic Wire and Cable in the third quarter of 1999. Overall net income almost doubled, primarily due to increased sales of cable assemblies and cost reductions.

The photonic technologies business, including the Lasertronr business acquired in the Oak Industries merger, realized strong volume gains in the second quarter of 2000 led by growth in optical amplifier sales. Sales in this business increased 95% in the second quarter of 2000 to approximately $220 million. The operating performance in this business improved in 2000 as a result of strong volume and productivity gains partially offset by price declines and increased operating expenses. Including investment in research and development, this business essentially broke even for the quarter and improved its overall performance significantly in comparison to 1999. The NetOptix and NZAT transactions did not have a significant impact on business results in the second quarter.

In April, Corning announced the addition of a second amplifier assembly plant in Benton Park, PA, with startup production expected in the third quarter of 2000. This expansion will more than double Corning's module and amplifier manufacturing capacity. Corning also announced a $45 million expansion of its Corning Lasertron facility in Bedford, MA that will double its manufacturing capacity in the first quarter of 2001. In June, Corning stated it will invest $50 million to expand capacity at its Erwin, NY facility to meet the growing demand for optical-networking devices. In July, Corning also announced a $225 million expansion of Corning Lasertron that combined with the previously announced $45 million expansion will increase the existing capacity of Corning Lasertron products by six times over the next two years.

The other businesses in this segment are the Frequency Controls and Controls businesses acquired in the Oak Industries merger. Sales in these businesses increased 11% in 2000 to approximately $60 million. Net income from these businesses improved slightly, moving from a break-even position in the second quarter of 1999 to modest profitability in 2000, primarily due to volume increases at Frequency Controls.

Six Months

Overall, trends in the year to date results are consistent with those in the quarter. Sales in the Telecommunications Segment increased 69% over the first half of 1999 to approximately $2.18 billion. Excluding acquisitions, sales growth for the same period was 53%. The sales growth in the segment was led primarily by volume gains in the optical fiber and cable business and photonic technologies businesses. Segment net income more than doubled in 2000 compared to 1999. The percentage increase in segment net income exceeds the increase in sales, reflecting an overall increase in segment gross margin percentage and a decrease in research, development and engineering as a percentage of sales.

Sales in the optical fiber and cable business in 2000 increased 74% over 1999 to approximately $1.2 billion. The increase in sales resulted primarily from the impact of acquisitions and strong volume gains. Approximately $205 million of the increase in optical fiber and cable sales resulted from the following acquisitions:

 . the acquisition of the optical cable business from BICC, plc and the remaining 50% interest in Optical Waveguides Australia, Pty. Ltd. in the second quarter of 1999

 . the acquisition of the remaining 50% interest in Siecor GmbH and the cabling business previously owned by Siemens in the first quarter of 2000

Excluding the impact of these acquisitions, sales in the optical fiber and cable business increased 44% for the year due to volume gains of more than 50%, reflecting continued strong demand for Corning's premium fiber products. Volume of premium fiber and cable products, including Corning's LEAFr optical fiber, more than doubled over the same period in 1999. Price declines ranged between 5% and 15% for Corning's optical fiber and cable products in comparison with last year's first half. The weighted average optical fiber and cable price in 2000 declined approximately 5% compared to 1999. The rate of price declines for cabled fiber products slowed during the six months of 2000 commensurate with the worldwide tightening of supply of optical fiber.

As a result of continued strong worldwide demand for optical fiber and cable, Corning continues to produce at maximum manufacturing capacity. In the first quarter, Corning announced an approximate $750 million expansion of its Concord and Wilmington, North Carolina fiber production facilities. The expansions are expected to come on-line between 2001 and 2002 and increase capacity more than 50%.

Net income from the optical fiber and cable business increased 86% in the first six months of 2000 compared to the same period in 1999.

Sales in the telecommunications hardware and equipment business, including the Gilbert Connectors business acquired in the Oak Industries merger, increased 67% in the first half of 2000 to approximately $460 million. This increase resulted primarily from a higher volume of existing products and particularly strong demand from cable television customers, offset in part by price declines and the impact of the sale of Republic Wire and Cable in the third quarter of 1999. Overall net income increased more than 90%, primarily due to volume increases.

The photonic technologies business, including the Lasertronr business acquired in the Oak Industries merger, realized strong volume gains in the first six months of 2000 led by new product sales and growth in amplifier sales. Sales in this business increased over 90% in the first half of 2000 to $395 million. The operating performance in this business improved in 2000 as a result of strong volume and productivity gains partially offset by price declines and increased operating expenses. Due to continued investment in research and development, this business incurred a slight loss for the first six months of 2000, however, the overall results for the first half improved significantly in comparison to 1999.

The other businesses in this segment are the Frequency Controls and Controls businesses acquired in the Oak Industries merger. Sales in these businesses increased 9% in 2000 to approximately $120 million. Net income from these businesses improved slightly, moving from a small loss in the second quarter of 1999 to modest profitability in 2000, primarily due to volume increases at Frequency Controls.

-----------------------------------------------------------------------------
Advanced Materials                     Six Months Ended   Three Months Ended
(In millions)                              June 30,           June 30,
                                        2000      1999      2000      1999
-----------------------------------------------------------------------------
Net sales                              $536.3    $516.8    $272.1    $264.7
Research, development and
  engineering expenses                 $ 57.3    $ 45.1    $ 30.1    $ 23.2
Interest expense                       $ 11.2    $  9.2    $  5.7    $  4.9
Segment earnings before minority
  interest and
  equity earnings                      $ 45.8    $ 48.0    $ 23.9    $ 28.0
    Minority interest in losses
     of subsidiaries                                0.1
    Equity in earnings of
     associated companies                11.8       7.6       5.3       3.5
                                       ------    ------    ------    ------
Segment net income                     $ 57.6    $ 55.7    $ 29.2    $ 31.5
                                       ======    ======    ======    ======

Segment earnings before minority
  interest and equity earnings as
  a percentage of segment sales           8.5%      9.3%      8.8%     10.6%
Segment net income as a percentage
  of segment sales                       10.7%     10.8%     10.7%     11.9%
-----------------------------------------------------------------------------

The Advanced Materials Segment manufactures specialized products with unique applications utilizing glass, glass ceramic and polymer technologies. The largest businesses in this segment are environmental technologies and life sciences (formerly science products).

Second quarter

Sales in the Advanced Materials Segment increased 3% in comparison to 1999 to approximately $270 million, primarily due to growth in the semiconductor materials business and the environmental technologies businesses, offset by the divestiture of the Quanterra business in January 2000. Despite the increase in sales and equity earnings segment net income decreased 7% in 2000 in comparison to last year primarily due to an increase in research and development spending, costs incurred to launch new products in life sciences and expansion activity within environmental technologies.

Sales in the environmental technologies business increased 3% over 1999 to approximately $105 million. The increase in sales resulted from continued strong demand for Corning's thin-wall products, offset by the negative impact of the Euro exchange rate. Earnings in this business decreased 13%, primarily due to start-up costs in South Africa and China and increased research and development spending which more than offset increased sales.

Sales in the life sciences business of approximately $65 million in the second quarter were down 4% in comparison to 1999 sales as distributors depleted excess inventories built at year end. Earnings in this business decreased in the quarter from a small profit in 1999 to a small loss, primarily due to lower volume, an increased commitment to research and development for advanced life sciences products and costs associated with launching the Corning microarray technology products later this year.

Sales in Corning's other Advanced Materials businesses increased 7% from 1999 to approximately $100 million. This increase was led by higher sales of high purity fused silica products in the semiconductor materials business which more than offset the impact of the divestiture of Quanterra in January. Earnings from this business doubled over second quarter 1999 due mainly to increased volume.

Six Months

Sales in the Advanced Materials Segment increased 4% in comparison to 1999 to approximately $535 million, primarily due to growth in the semiconductor materials business and the environmental technologies business, offset by the divestiture of the Quanterra business in January 2000. Segment net income increased 3% in 2000 in comparison to last year. Increased equity earnings from Eurokera and Keraglass, S.N.C. also contributed to segment results. Overall trends impacting year to date results are consistent with those of the second quarter.

Sales in the environmental technologies business increased 5% over 1999 to approximately $205 million. The increase in sales resulted from a strong worldwide automotive market and continued strong demand for Corning's thin-wall products. Earnings in this business decreased approximately 9%, primarily due to start-up costs in South Africa and China and increased research and development spending.

Sales in the life sciences business of approximately $130 million in the first half were flat in comparison to 1999 sales as distributors depleted excess inventories built at year end. The business reported a loss in the first half of 2000 compared to a small profit in the same period of 1999. This was primarily due to an increased commitment to research and development and costs related to new product introductions scheduled for later this year.

Sales in Corning's other Advanced Materials businesses increased 9% from 1999 to approximately $200 million. This increase was led by higher sales of high purity fused silica products in the semiconductor materials business. Earnings from this business doubled over the first half of 1999 due mainly to increased volume. Corning's new manufacturing facility near Charleston, South Carolina is now bringing capacity on-line to meet increasing market demand.

In January 2000, Corning sold Quanterra Incorporated to Severn Trent Laboratories for $35 million. Corning recognized a nonoperating gain in the first quarter of 2000 of $6.8 million ($4.2 million after tax), or $0.01 per share from this transaction. This nonoperating gain is not included in the results of the Advanced Materials Segment.

-----------------------------------------------------------------------------
Information Display                    Six Months Ended   Three Months Ended
(In millions)                              June 30,           June 30,
                                        2000      1999      2000      1999
-----------------------------------------------------------------------------
Net sales                              $403.5    $311.7    $215.6    $166.0
Research, development and
  engineering expenses                 $ 11.6    $ 11.1    $  5.8    $  5.7
Interest expense                       $  7.5    $  5.3    $  4.1    $  2.7
Segment earnings before
  minority interest
  and equity earnings                  $ 52.4    $ 27.2    $ 33.1    $ 17.8
    Minority interest in earnings
     of subsidiaries                    (13.1)    (14.7)     (7.5)     (8.8)
    Equity in earnings of
     associated companies                62.1      34.6      35.3      22.2
                                       ------    ------    ------    ------
Segment net income                     $101.4    $ 47.1    $ 60.9    $ 31.2
                                       ======    ======    ======    ======

Segment earnings before minority
  interest and equity earnings as
  a percentage of segment sales          13.0%      8.7%     15.4%     10.7%
Segment net income as a percentage
  of segment sales                       25.1%     15.1%     28.3%     18.8%
-----------------------------------------------------------------------------

The Information Display Segment manufactures glass panels and funnels for televisions and CRTs (conventional video components), liquid crystal display glass for flat panel display (display technologies) and precision lens assemblies for projection video systems.

Second quarter

Sales in the Information Display Segment increased 30% in second quarter 2000 to approximately $215 million in comparison to 1999, primarily due to strong growth in the display technologies and precision lens businesses. Segment net income almost doubled, reflecting volume gains and strong equity earnings.

Sales in the conventional video components business remained relatively flat in 2000 at approximately $85 million in comparison to 1999. Earnings in this business increased 28% compared to 1999 as Samsung Corning Company Ltd., a manufacturer of glass panels and funnels for televisions and display monitors, continued its strong performance.

Sales in the display technologies business in 2000 increased over 70% compared to 1999 to approximately $75 million. This significant increase was the result of strong demand for the business' liquid crystal glass for flat panel displays. Earnings in this business more than doubled compared to the same quarter in 1999, reflecting volume gains, stable pricing, and manufacturing improvements, along with significant equity earnings from Samsung Corning Precision, a Korean manufacturer of liquid crystal display glass.

As a result of continued strong demand for flat panel displays, Corning continues to produce at maximum manufacturing capacity. Corning's previously announced expansion plans to double its worldwide production capabilities by year end are on schedule with new tanks completed in the second quarter at Corning's Harrodsburg, Kentucky facilities and at Samsung Corning Precision. In addition, on August 3, 2000, Corning announced a $250 million expansion of its production capacity for LCD glass. Coupled with previously announced expansions, this will allow Corning to triple its worldwide capacity by 2001.

Sales in the precision lens business increased 53% in 2000 to approximately $55 million as a result of strong volume growth for projection televisions driven by demand for larger size televisions in the entertainment market sector. Earnings in this business tripled in 2000 compared to 1999, primarily due to volume gains, manufacturing efficiencies and the refocusing of product lines. Manufacturing is currently at maximum capacity. The business is undergoing a $75 million expansion program that will effectively double capacity beginning the second half of 2000 and completed in 2001.

Six Months

Sales in the Information Display Segment increased 29% in the first six months of 2000 to approximately $405 million in comparison to the 1999 period, primarily due to strong growth in the display technologies business and the precision lens businesses. Segment net income more than doubled, reflecting increased earnings in each business, but especially within the display technologies business which has seen net income more than triple.

Sales in the conventional video components business increased 3% in 2000 to approximately $170 million in comparison to 1999, primarily due to increases in volume and an improving market. Earnings in this business increased 23% in comparison to the first six months of 1999 due primarily to strong performance by Samsung Corning Company Ltd.

Sales in the display technologies business in 2000 increased 59% over 1999 to approximately $140 million. This significant increase was the result of strong demand for the business' liquid crystal glass for flat panel displays. Earnings in this business more than tripled compared to the same period in 1999, reflecting volume gains, stable pricing, and manufacturing improvements, along with significant equity earnings from Samsung Corning Precision.

Sales in the precision lens business increased 57% in 2000 to over $95 million as a result of strong volume growth for projection televisions driven by demand for larger size televisions in the entertainment market sector. Earnings in this business more than doubled in 2000 primarily due to volume gains, manufacturing efficiencies and the refocusing of product lines.

Taxes on Income

Corning's effective income tax rate for the quarter and first six months of 2000 was 53.8% and 49.0%, respectively, an increase from 30.8% in comparable 1999 periods. The increase in the quarter and six months was primarily due to the large amounts of nondeductible purchased intangibles and goodwill acquired in the second quarter along with nondeductible purchased in-process research and development associated with acquisitions and other acquisition-related items. Excluding the impact of the amortization of purchased intangibles and goodwill, purchased in-process research and development, one-time acquisition costs and other nonrecurring items, the effective income tax rate for the quarter and first six months of 2000 was 32.4%, an increase from 30.4% in the 1999 periods.

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

Corning's working capital increased from $430.2 million at the end of 1999 to $2.2 billion at the end of the second quarter. The ratio of current assets to current liabilities was 2.6 at the end of June, compared to a current ratio of
1.3 at year-end 1999. The increase in working capital is due primarily to the financing transactions, higher accounts receivable and inventory balances and a reduction in short term debt. Corning's long-term debt as a percentage of total capital decreased from 35% at year-end 1999 to 20% at the end of June 2000. The decrease is primarily due to the equity offering and the 11.2 million shares issued in the acquisition of NetOptix Corporation.

Corning believes that its financial condition is strong and that its cash, marketable securities, operating cash flows and access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements, future capital expenditures related to the expansion of existing businesses and external growth.

Cash Flows

Cash and short-term investments at the end of the second quarter increased from December 31, 1999 by approximately $1.1 billion. This increase is the result of financing activities which provided cash of $2.5 billion and operating activities which generated cash of $0.3 billion, offset by investing activities which used cash of $1.7 billion.

Net cash provided by operating activities increased to $0.3 billion in 2000 compared to $132.5 million in 1999, primarily due to increased operating results and higher amortization of purchased intangibles and goodwill offset by an increase in accounts receivable.

Net cash used by investing activities totaled $1.7 billion in the first six months of 2000, compared to cash used of $437.4 million in the prior period of 1999. The increase in cash used was primarily related to the Siemens transaction, the PTRC acquisition and transaction costs incurred in the Oak Industries merger.

Corning continues to invest significant cash in capacity expansions to support growth in operations. Capital spending for the first six months of 2000 totaled $562.6 million compared to $293.0 million in the same period of 1999. Corning currently expects its capital spending for the full year to be in the range of $1.6 to $1.8 billion.

Net cash provided by financing activities totaled $2.5 billion in 2000 compared to $338.8 million in 1999. The substantial increase is due primarily to the equity offering which generated cash proceeds of $2.2 billion and the Euro-debt offering which provided an additional $485 million.

Dividends paid to common shareholders for the second quarter and six months totaled $52.3 million and $102.2 million, respectively compared with $43.9 million and $87.5 million in the same period of 1999. While total dividends paid increased in all periods compared to 1999, Corning's dividend remained at $0.18 per share each quarter.

Cash used in discontinued operations totaled $1.6 million and $5.0 million in the first half of 2000 and 1999, respectively.

In-Process Research and Development

Corning completed a number of purchase acquisitions in the first half of 2000. Management is responsible for estimating the fair value of the assets and liabilities acquired. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisitions.

Amounts allocated to acquired in-process research and development were established through recognized valuation techniques in the high technology communications industry. Certain projects were acquired for which technological feasibility had not been established at the date of acquisition and for which no alternative future uses existed. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" as interpreted by FASB Interpretation No. 4, amounts assigned to in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase.

The value allocated to projects for which a charge was recorded was determined by the traditional income approach which discounts expected future debt free income to present value. The discount rates used were specific to each project and were derived from a cost of capital for each specific acquisition target, adjusted upward for the stage of completion of each project.

Expected future debt free income was derived with the following considerations:

- Revenues were estimated based on relevant market size, growth trends in the industry and individual product sales cycles.
-  Estimated operating expenses included cost of goods sold, selling, general
   & administrative expenses, and research and development expenses to maintain the products once they have been introduced.
- Estimated tax expenses were specific to each acquired entity and its tax profile.
- For certain projects, as appropriate, a return on core technology was deducted based upon market standards for licensed existing technology and a return on assets was deducted based upon industry comparisons.

The nature of the efforts to develop the acquired technology into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the product can meet market expectations. Corning expects that products incorporating the acquired technology from these projects will be completed and begin to generate cash flows over the next three years following integration.

Management expects to continue supporting these research and development efforts. This support is not expected to change Corning's research and development expense trends. However, the timing and success of development of these technologies remains a risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competition in the marketplace.

If none of the projects is successfully completed, Corning may lose an opportunity to capitalize on emerging markets. Failure of any single project would not materially impact Corning's financial condition, results of operations or liquidity.

The following is a more detailed discussion of the valuations associated with acquisitions for which such charges have been recorded:

Photonics Technology Research Center (PTRC)
-------------------------------------------
At the date of acquisition, the PTRC had extensive research and development efforts underway and seven projects were determined to meet the criteria for purchased in-process research and development. These projects are anticipated to result in the development of new optical and photonics products. Projected debt free income was determined for each of the projects and initially discounted using a rate of 35% to reflect the weighted average cost of capital (entity risk) for PTRC. Each product was also discounted to account for the research project's stage of development. The completion percentages ranged from 50%-80%. A total of $42.0 million pretax in-process research and development expense was recognized and the value of individual projects ranged from $0.1 to $16.0 million.

NZ Applied Technologies (NZAT)
------------------------------
NZAT had several research projects underway at the date of acquisition. Of these projects, four were determined to meet the criteria for purchased in-process research and development. These research and development projects are anticipated to result in development of new photonic component products. Projected debt free income was initially discounted using a rate of 21% to reflect the weighted average cost of capital (entity risk) for NZAT. Each product was also discounted to account for the research project's stage of development. The completion percentages ranged from 10%-80%. A total of $44.0 million pretax in-process research and development expense was recognized and the value of individual projects ranged from $0.5 to $29.3 million.

IntelliSense
------------
IntelliSense had three qualifying research projects underway at the date of acquisition. These research and development projects are anticipated to result primarily in the development of new telecommunications products. Projected debt free income was initially discounted using a rate of 20% to reflect the weighted average cost of capital (entity risk) for IntelliSense. Each product was also discounted to account for the research project's stage of development. The completion percentages ranged from 10%-90%. A total of $6.7 million pretax in-process research and development expense was recognized with no project value exceeding $4.5 million.

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

On November 30, 1999, the Bankruptcy Court entered an order confirming the Joint Plan and indicated that certain written opinions would follow. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. A number of parties opposing the Joint Plan filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants have filed a notice of appeal (as well as motions to vacate and for related relief) seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue and each joined in the motions by the Proponents of the Joint Plan. Some parties, including the United States of America and the Nevada tort claimants, have filed motions asking the District Court to dismiss the appeals of Dow Corning, Dow Chemical and Corning, and the Tort Claimants Committee, as untimely as not taken within 10 days of the November 30 order of confirmation. These appeals and motions were argued together before the District Court on April 12-13, 2000.
The District Court reserved judgment. The ruling on the appeals and motions is expected in the third quarter of 2000. Further appellate review is anticipated regardless of the outcome in the District Court. After all appeals are exhausted, if the Joint Plan is upheld but the shareholder releases are effective only for those voting in favor of the Joint Plan, Corning would expect to defend any remaining claims against it on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and the state courts as described under the heading IMPLANT TORT LAWSUITS in Part II, Item 1, Legal Proceedings. With respect to the possibility of additional direct or indirect claims against Corning if the anticipated full releases are not reinstated in the Joint Plan, management believes that such claims lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Pittsburgh Corning Corporation

Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation ("PCC"). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos and as of April 16, 2000, PCC had in excess of 140,000 open claims. In the first quarter of 2000, after incurring adverse verdicts in five trials involving 19 claimants, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania.
At the time of its Chapter 11 filing, PCC sought and obtained a temporary restraining order and filed a motion for a preliminary injunction against the prosecution of asbestos actions against its two shareholders. Upon expiration of the injunction on or after August 21, 2000, PCC, PPG Industries and Corning will have 90 days to seek removal and transfer of stayed cases. As a result of PCC's filing, Corning recorded an after tax charge of $36.3 million, or $0.13 per share, to impair its entire investment in PCC. Although the Chapter 11 filing may lead to additional claims and the outcome of litigation is uncertain, management believes that the separate corporate status of PCC will continue to be upheld and that the risk of a materially adverse result in any direct claims against Corning is remote.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138), an amendment of FASB Statement No. 133. These amendments include allowing foreign-currency denominated assets and liabilities to qualify for hedge accounting, permit the offsetting of certain inter-entity foreign currency exposures that reduce the need for third party derivatives, redefines the nature of interest rate risk to avoid sources of ineffectiveness and excludes from applicability any contract that would otherwise meet the definition of a derivative but provide for the purchase or sale of nonfinancial assets that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business and/or which physical delivery is probable. Corning currently enters into derivatives in the form of foreign currency hedge instruments to reduce its exposure to exchange rate risk on foreign source income and purchases. Management believes that its current foreign currency hedge instruments qualify as hedges under FAS 133 as amended by FAS 138. FAS 133 as amended under FAS 138 is effective for fiscal years beginning after December 15, 2000, and is not expected to have a material effect on Corning's financial position or results of operations.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No.101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Management does not expect SAB No.101 to have a material effect on Corning's financial position or results of operations. In June of 2000, the implementation of SAB No.101 was delayed until the end of 2000. Corning is required to adopt SAB No. 101 in the fourth quarter of 2000 (retroactive to January 1, 2000).

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The statements in this Form 10-Q which are not historical facts or information are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the outcome to be materially different. Such risks and uncertainties include, but are not limited to:

 . global economic conditions,            . the effect of regulatory and
 . currency fluctuations,                   legal developments,
 . product demand and industry capacity,  . capital resource and cash flow
 . competitive products and pricing,        activities,
 . sufficiency of manufacturing capacity  . capital spending,
  and efficiencies,                      . equity company activities,
 . realization of cost reductions,        . interest costs,
 . availability and costs of critical     . acquisition and divestiture activity,
  materials,                             . the rate of technology change,
 . new product development and            . the ability to enforce patents and
  commercialization,                     . other risks detailed in Corning's
 . facility expansions and new plant        Securities and Exchange
  start-up costs,                          Commission filings.

ITEM 3.  QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

There has been no significant change in Corning's exposure to market risk during the second quarter of 2000. For discussion of Corning's exposure to market risk, refer to Item 7, Market Risk Disclosures, contained in the Annual Report incorporated by reference in Form 10-K for the year ended December 31, 1999 as amended on April 7, 2000.

                           Part II - Other Information
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $20.3 million for its estimated liability for environmental cleanup and litigation at June 30, 2000. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Breast-implant Litigation. Dow Corning Bankruptcy: Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation.
On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The effect of the bankruptcy is to stay the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions.
In the period from December 1996 through February 1998, Dow Corning filed a plan of reorganization and two amended plans, each of which was opposed by the Tort Claimants committee and other creditor representatives. In 1998, Dow Corning and the Tort Claimants Committee engaged in extended negotiations and reached certain compromises. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization ("Joint Plan"). The Joint Plan and related disclosure materials were mailed to claimants for their approval. Following a favorable vote from all but four classes of creditors, a hearing to confirm the Joint Plan was held in late June and into July 1999. On November 30, 1999, the Bankruptcy Court entered an order confirming the Joint Plan and indicated that certain written opinions would follow. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. A number of parties opposing the Joint Plan filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants have filed a notice of appeal (as well as motions to vacate and for related relief) seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue and each joined in the motions by the proponents of the Joint Plan. Some parties, including the United States of America and the Nevada tort claimants, have filed motions asking the District Court to dismiss the appeals of Dow Corning, Dow Chemical and Corning, and the Tort Claimants Committee as untimely as not taken within 10 days of the November 30 order of confirmation. These appeals and motions were argued together before the District Court on April 12-13, 2000.
The District Court reserved judgment. The ruling on the appeals and motions is expected in the third quarter of 2000. Further appellate review is anticipated regardless of the outcome in the District Court. After all appeals are exhausted, if the Joint Plan is upheld but the shareholder releases are effective only for those voting in favor of the Joint Plan, Corning would expect to defend any remaining claims against it on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and the state courts as described under the heading IMPLANT TORT LAWSUITS immediately hereafter. With respect to the possibility of additional direct or indirect claims against Corning if the full releases are not reinstated in the Joint Plan, management believes that such claims lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

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

Implant Tort Lawsuits: In the period from 1991 through June 30, 2000, Corning and Dow Chemical, the shareholders of Dow Corning Corporation, were named in a number of state and federal tort lawsuits alleging injuries arising from Dow Corning's implant products. The claims against the shareholders allege a variety of direct or indirect theories of liability. From 1991 through June 30, 2000, Corning has been named in approximately 11,470 state and federal tort lawsuits, some of which were filed as class actions or on behalf of multiple claimants. In 1992, the federal breast implant cases were coordinated for pretrial purposes in the United States District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In 1993, Corning obtained an interlocutory order of summary judgment, which was made final in April 1995, thereby dismissing Corning from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. The District Court entered orders in May and June 1997 and thereafter directing that Corning be dismissed from each case pending in or later transferred to the Northern District of Alabama after Dow Corning filed for bankruptcy protection. In state court litigation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. On July 30, 1997, the judgment in California became final when the Supreme Court of California dismissed further review as to Corning. In Louisiana, Corning was awarded summary judgment dismissing all claims by plaintiffs and a cross-claim by Dow Chemical on February 21, 1997. On February 11, 1998, the intermediate appeals court in Louisiana vacated this judgment as premature. Corning filed notices transferring the Louisiana cases to the United States District Court for the Eastern District of Michigan, Southern District (the "Michigan Federal Court") to which substantially all breast implant cases were transferred in 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 70 pending cases (including some cases with multiple claimants), in addition to the transferred Louisiana cases, but Corning is not named as a defendant in the Master Complaint, which contains claims against Dow Chemical only. In the fourth quarter of 1997, Corning moved for summary judgment in the Michigan Federal Court to dismiss these remaining cases by plaintiffs as well as the third party complaint and all cross-claims by Dow Chemical. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998, but has deferred its ruling in light of the proceeding in the Bankruptcy Court. Based upon the information developed to date and recognizing that the outcome of complex litigation is uncertain, management believes that the risk of a materially adverse result in the implant litigation against Corning is remote and believes the implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Federal securities case: A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. This action is pending in the United States District Court for the Southern District of New York. The class consists of those purchasers of Corning stock in the period from June 14, 1989 to January 13, 1992 who allegedly purchased at inflated prices due to the non-disclosure or concealment of material information and were damaged when Corning's stock price declined in January 1992 after the Food and Drug Administration (FDA) requested a moratorium on Dow Corning's sale of silicone gel implants. No amount of damages is specified in the complaint. In 1997 the Court dismissed the individual defendants from the case. In December 1998, Corning filed a motion for summary judgment requesting that all claims against it be dismissed. Plaintiffs requested the opportunity to take depositions before responding to the motion for summary judgment. The Court permitted limited additional discovery of certain Dow Corning, Corning and Dow Chemical officers and directors. These depositions were completed in the second quarter of 1999. On September 23, 1999, the Court granted in part the request by plaintiffs for certain additional documentary discovery. In April 2000, the District Court ordered two additional depositions, one of which would be that of Dow Corning's former General Counsel. Because it believes the deposition will necessarily impinge on privileged information, Dow Corning filed a petition with the United States Court of Appeals for the Second Circuit seeking immediate relief. The Second Circuit ruling is expected in the third quarter of 2000.
The discovery process is continuing and the Court has set no schedule to address the still pending summary judgment motion. Corning intends to continue to defend this action vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the possibility of a materially adverse verdict is remote.

Shin Etsu Quartz Products Company. In July 1999, Shin Etsu Quartz Products Company filed a patent suit in Japan against Corning for alleged patent infringement of one or more patents relating to the properties of fused silica materials used in the optical components of stepper machines. The suit requests damages and an injunction preventing sales of infringing products in Japan. Corning has denied infringement and claimed prior user rights to continue the sale of its fused silica. Corning intends to defend this suit vigorously.
While recognizing that litigation is inherently uncertain, based upon the information developed to date, management believes that Corning has very strong defenses to Shin Etsu's claims and that the likelihood of a materially adverse outcome is remote. In February 2000, Shin Etsu filed a second suit against Corning in Japan alleging that Corning's fused silica sold in Japan for use in the optical components of stepper machines infringed another Shin Etsu patent. Based upon its investigation to date, management believes Corning has good defenses to the second suit as well.

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

Pittsburgh Corning Corporation

Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation ("PCC"). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos and as of April 16, 2000, PCC had in excess of 140,000 open claims. In the first quarter of 2000, after incurring adverse verdicts in five trials involving 19 claimants, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania.
At the time of its Chapter 11 filing, PCC sought and obtained a temporary restraining order and filed a motion for a preliminary injunction against the prosecution of asbestos actions against its two shareholders. Upon expiration of the injunction on or after August 21, 2000, PCC, PPG Industries and Corning will have 90 days to seek removal and transfer of stayed cases. As a result of PCC's filing, Corning recorded an after tax charge of $36.3 million, or $0.13 per share, to impair its entire investment in PCC. Although the Chapter 11 filing may lead to additional claims and the outcome of litigation is uncertain, management believes that the separate corporate status of PCC will continue to be upheld and that the risk of a materially adverse result in any direct claims against Corning is remote.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
----------------------------------------

         (a) The annual meeting of shareholders of the registrant was held on April 27, 2000.

         (b) The following nominees for the office of director, provided in the registrant's proxy statement dated March 6, 2000, which appears as Exhibit #23 to this report, were elected by the following number of shareholder votes for and withheld:

                                                   For         Withheld
                                                  -----       ----------

              James R. Houghton                236,769,826    1,897,196
              James J. O'Connor                236,247,172    2,419,850
              Deborah D. Rieman                236,700,856    1,966,166


              The following persons continue as Directors:

              Roger G. Ackerman
              John Seely Brown
              John H. Foster
              Norman E. Garrity
              Gordon Gund
              John M. Hennessy
              John W. Loose
              Catherine A. Rein
              H. Onno Ruding
              William D. Smithburg


         (c) Amendment of Certificate of Incorporation to increase the number of authorized shares of Common Stock from 500,000,000 to 1,200,000,000.

                  For           Against         Abstain      Broker Non-Vote
                 -----         ----------      ---------     ---------------

              203,733,266      33,806,315      1,127,441          -0-

              Approval of Equity Plan for Non-Employee Directors

                  For           Against         Abstain      Broker Non-Vote
                 -----         ----------      ---------     ---------------

              213,515,885      21,535,629      3,599,356         16,152

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)  Exhibits

              See the Exhibit Index which is located on page 34.

         (b)  Reports on Form 8-K

              A report on Form 8-K/A dated April 17, 2000, was filed in connection with the Registrant's acquisition of Siemens AG's Worldwide Optical Cable and Hardware business and the remaining 50% of its two co-investments with Siemens.

              A report on Form 8-K dated April 20, 2000, was filed in connection with the Registrant's presentation of pro forma historical results.

              A report on Form 8-K dated April 25, 2000, was filed in connection with the Registrant's first quarter results.

              A report on Form 8-K dated May 3, 2000, was filed in connection with the Registrant's filing of a Certificate of Amendment of its Certificate of Incorporation.

Other items under Part II are not applicable.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          CORNING INCORPORATED
                           ---------------------------------------------------
                                              (Registrant)





  August 11, 2000                         /s/ JAMES B. FLAWS
  ---------------         ----------------------------------------------------
        Date                                 James B. Flaws
                          Executive Vice President and Chief Financial Officer





  August 11, 2000                       /s/ KATHERINE A. ASBECK
  ---------------         ----------------------------------------------------
        Date                              Katherine A. Asbeck
                                     Vice President and Controller

                              CORNING INCORPORATED
                              --------------------

                                  EXHIBIT INDEX
                                  -------------

                     This exhibit is numbered in accordance
               with Exhibit Table I of Item 601 of Regulation S-K


                                                           Page number
                                                           in manually
       Exhibit #            Description                   signed original
       ---------            -----------                   ---------------

          12        Computation of ratio of earnings
                    to combined fixed charges and
                    preferred dividends                         35

          27        Financial Data Schedule