Form 10-Q
period 2000-09-30
CORNING INC /NY
filed 2000-10-24
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000
                                ------------------

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

884,186,991 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of September 30, 2000.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                               Page
                                                               ----

 Consolidated Statements of Income for the nine months and
   three months ended September 30, 2000 and 1999                3

 Consolidated Balance Sheets at September 30, 2000 and
   December 31, 1999                                             4

 Consolidated Statements of Cash Flows for the nine months
   ended September 30, 2000 and 1999                             5

 Notes to Consolidated Financial Statements                      6


The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities & Exchange Commission and in accordance with generally accepted accounting principles (GAAP), compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant and should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended December 31, 1999 as amended on April 7, 2000.

On August 16, 2000, Corning authorized a three-for-one stock split of its common stock, effected in the form of a stock dividend, which was distributed on October 3, 2000, to shareholders of record on September 5, 2000. All of the share and per share data in these financial statements and footnotes have been retroactively adjusted to reflect the stock split.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

                                       Nine Months            Three Months
                                     Ended Sept. 30,         Ended Sept. 30,
                                    -------------------    -------------------
                                      2000       1999        2000       1999
                                    --------   --------    --------   --------
Revenues
 Net sales                          $5,042.8   $3,372.0    $1,915.8   $1,245.3
 Royalty, interest, and
  dividend income                       78.6       30.0        28.2        8.7
 Nonoperating gains                      6.8       30.0                   30.0
                                    --------   --------    --------   --------
                                     5,128.2    3,432.0     1,944.0    1,284.0

Deductions
 Cost of sales                       2,930.4    2,074.2     1,112.7      767.0
 Selling, general and
  administrative expenses              713.6      475.4       255.8      172.0
 Research, development and
  engineering expenses                 371.3      272.1       141.1      100.2
 Amortization of purchased
  intangibles including goodwill       144.2       21.2        81.9        7.3
 Interest expense                       77.9       66.1        25.2       26.0
 Acquisition-related charges           139.7
 Provision for impairment and
  restructuring                                    15.5                   15.5
 Other, net                             39.7       32.5         7.0       11.9
                                    --------   --------    --------   --------

Income before taxes                    711.4      475.0       320.3      184.1
Taxes on income                        303.5      145.3       111.7       55.7
                                    --------   --------    --------   --------

Income before minority interest
 and equity earnings                   407.9      329.7       208.6      128.4
Minority interest in earnings
 of subsidiaries                       (17.4)     (46.1)       (7.3)     (18.6)
Dividends on convertible preferred
 securities of subsidiary                          (2.3)
Equity in earnings of associated
 companies                             125.5       84.1        52.3       32.1
Impairment of equity investment        (36.3)
                                    --------   --------    --------   --------

Net Income                          $  479.7   $  365.4    $  253.6   $  141.9
                                    ========   ========    ========   ========

Basic Earnings Per Share            $   0.57   $   0.48    $   0.29   $   0.18
                                    ========   ========    ========   ========

Diluted Earnings Per Share          $   0.55   $   0.47    $   0.28   $   0.18
                                    ========   ========    ========   ========

Dividends Declared                  $   0.18   $   0.18    $   0.06   $   0.06
                                    ========   ========    ========   ========

Shares used in computing
 earnings per share
   Basic earnings per share            844.2      763.2       876.6      772.8
                                    ========   ========    ========   ========
   Diluted earnings per share          873.0      793.8       906.6      796.8
                                    ========   ========    ========   ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

                                                    September 30,   December 31,
                                                        2000            1999
                                                    -------------   ------------
                    ASSETS
Current Assets
 Cash                                                 $   104.5      $  121.8
 Short-term investments, at cost, which
  approximates market value                             1,133.0         158.6
 Accounts receivable, net of doubtful accounts and
   allowances - $51.6/2000; $19.9/year-end 1999         1,295.4         872.4
 Inventories                                              943.2         602.2
 Deferred taxes on income and other current assets        239.6         229.2
                                                      ---------      --------
     Total current assets                               3,715.7       1,984.2
                                                      ---------      --------

Investments
 Associated companies, at equity                          441.0         421.9
 Other, at cost or fair value                             108.1          82.5
                                                      ---------      --------
                                                          549.1         504.4
                                                      ---------      --------

Plant and equipment, at cost, net of accumulated
 depreciation $2,585.4/2000; $2,356.9/year-end 1999     4,092.3       3,201.7

Goodwill, net of accumulated amortization
 $216.2/2000; $99.5/year-end 1999                       3,233.2         463.9

Other intangible assets, net of accumulated
 amortization $32.5/2000; $12.8/year-end 1999             348.9          42.8

Other assets                                              248.9         329.0
                                                      ---------      --------

Total Assets                                          $12,188.1      $6,526.0
                                                      =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Loans payable                                        $   111.4      $  420.7
 Accounts payable                                         506.8         418.0
 Other accrued liabilities                                850.9         715.3
                                                      ---------      --------
     Total current liabilities                          1,469.1       1,554.0
                                                      ---------      --------

Other liabilities                                         772.9         720.6
Loans payable beyond one year                           1,946.3       1,490.4
Minority interest in subsidiary companies                 138.7         284.8
Convertible preferred stock                                 8.9          13.5
Common Shareholders' Equity
 Common stock, including excess over par value
   and other capital - Par value $0.50 per share;
   Shares authorized: 1.2 billion; Shares issued:
   958.7 million/2000 and 855.6 million/year-end 1999   6,600.0       1,359.3
 Retained earnings                                      2,113.7       1,790.0
 Less cost of 75.9 million/2000 and 75.0 million/
  year-end 1999 shares of common stock in treasury       (746.9)       (656.0)
 Accumulated other comprehensive loss                    (114.6)        (30.6)
                                                      ---------      --------
     Total common shareholders' equity                  7,852.2       2,462.7
                                                      ---------      --------

Total Liabilities and Shareholders' Equity            $12,188.1      $6,526.0
                                                      =========      ========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

                                                     Nine Months Ended
                                                       September 30,
                                                   ---------------------
                                                     2000         1999*
                                                   --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $  479.7     $  365.4
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                       374.2        277.0
   Amortization                                       146.9         25.1
   Nonoperating gains                                  (6.8)       (30.0)
   Acquisition-related charges                        139.7
   Provision for impairment and restructuring                       15.5
   Impairment of equity investment                     36.3
   Employee benefit expense less than cash funding     (9.2)       (21.2)
   Equity in earnings of associated companies
    in excess of dividends received                   (92.8)       (61.0)
   Minority interest in earnings of subsidiaries
    in excess of (less than) dividends paid           (83.5)        32.1
   Deferred tax (benefit)/expense                     (99.0)        23.2
   Tax benefit on stock options                       290.9         33.9
   Other                                               44.3         36.1
 Changes in operating assets and liabilities:
   Accounts receivable                               (199.2)      (101.7)
   Inventory                                         (199.1)      (100.9)
   Other current assets                               (33.9)        (2.4)
   Accounts payable and other current liabilities      87.0          9.8
                                                   --------     --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES        875.5        500.9
                                                   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                (976.4)      (495.5)
 Acquisitions of businesses and leased assets,
  net of cash acquired                             (1,260.7)      (171.3)
 Proceeds from disposition of properties and
  investments                                          56.7         53.2
 Decrease (increase) in long-term investments
  and other noncurrent assets                          32.8        (37.4)
 Transaction costs related to pooling of interests    (43.9)
 Other, net                                                         (0.6)
                                                   --------     --------
     NET CASH USED IN INVESTING ACTIVITIES         (2,191.5)      (651.6)
                                                   --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of loans                      786.0        629.9
 Repayments of loans                                 (634.3)      (264.3)
 Proceeds from issuance of common stock             2,343.8         84.5
 Repurchases of common stock                                       (86.8)
 Redemption of common stock for income tax
  withholding                                         (54.5)       (16.7)
 Dividends paid                                      (156.0)      (132.5)
                                                   --------     --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES      2,285.0        214.1
                                                   --------     --------

Effect of exchange rates on cash                      (10.3)        (2.6)
                                                   --------     --------
Cash used in discontinued operations                   (1.6)       (10.3)
                                                   --------     --------
Net increase in cash and cash equivalents             957.1         50.5
Cash and cash equivalents at beginning of year        280.4         59.2
                                                   --------     --------

CASH AND CASH EQUIVALENTS AT END OF QUARTER        $1,237.5     $  109.7
                                                   ========     ========

SUPPLEMENTAL DATA:
Income taxes paid                                  $   51.4     $  140.5
                                                   ========     ========

Interest paid                                      $  101.8     $   72.1
                                                   ========     ========

*Certain amounts have been reclassified to conform with the 2000 presentation.
 The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Information by Operating Segment
     Information about the performance of Corning's three operating segments for the third quarter and nine months of 2000 and 1999 is presented below. These amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments. In the first quarter of 2000, Corning changed the performance measurement of its operating segments to a new metric - net income excluding amortization of purchased intangibles and goodwill, purchased in-process research and development costs, one-time acquisition costs and other non-recurring items. This measure is not in accordance with generally accepted accounting principles (GAAP) and may not be consistent with measures used by other companies. The segment results for 1999 have been restated to conform to the new measure.

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

                                           Nine months ended    Three months ended
                                              September 30,        September 30,
                                           ------------------   ------------------
                                             2000      1999       2000      1999
                                           --------  --------   --------  --------
     Telecommunications
     Net sales                             $3,577.7  $2,089.2   $1,402.1  $  803.4
     Research, development and
      engineering expenses                 $  264.3  $  186.9   $  103.0  $   71.2
     Interest expense                      $   50.0  $   42.5   $   16.3  $   17.3
     Segment earnings before minority
      interest and equity earnings         $  476.5  $  231.6   $  194.3  $   89.8
         Minority interest in (earnings)
          losses of subsidiaries                3.0     (20.4)                (7.4)
         Equity in earnings (losses) of
           associated companies                (3.1)     11.4        0.1       4.8
                                           --------  --------   --------  --------
     Segment net income                    $  476.4  $  222.6   $  194.4  $   87.2
                                           ========  ========   ========  ========

     Advanced Materials
     Net sales                             $  808.0  $  774.5   $  271.7  $  257.7
     Research, development and
      engineering expenses                 $   88.9  $   68.8   $   31.6  $   23.7
     Interest expense                      $   15.0  $   15.2   $    3.8  $    6.0
     Segment earnings before minority
      interest and equity earnings         $   74.5  $   71.6   $   28.7  $   23.6
         Minority interest in earnings
          of subsidiaries                                                     (0.1)
         Equity in earnings of
          associated companies                 17.2      13.7        5.4       6.1
                                           --------  --------   --------  --------
     Segment net income                    $   91.7  $   85.3   $   34.1  $   29.6
                                           ========  ========   ========  ========

     Information Display
     Net sales                             $  640.3  $  490.4   $  236.8  $  178.7
     Research, development and
      engineering expenses                 $   18.1  $   16.4   $    6.5  $    5.3
     Interest expense                      $   12.6  $    8.0   $    5.1  $    2.7
     Segment earnings before minority
      interest and equity earnings         $   88.0  $   40.1   $   35.6  $   12.9
         Minority interest in earnings
          of subsidiaries                     (20.4)    (16.2)      (7.3)     (1.5)
         Equity in earnings of
          associated companies                107.1      52.9       45.0      18.3
                                           --------  --------   --------  --------
     Segment net income                    $  174.7  $   76.8   $   73.3  $   29.7
                                           ========  ========   ========  ========

     Total segments
     Net sales                             $5,026.0  $3,354.1   $1,910.6  $1,239.8
     Research, development and
      engineering expenses                 $  371.3  $  272.1   $  141.1  $  100.2
     Interest expense                      $   77.6  $   65.7   $   25.2  $   26.0
     Segment earnings before minority
      interest and equity earnings         $  639.0  $  343.3   $  258.6  $  126.3
         Minority interest in earnings
          of subsidiaries                     (17.4)    (36.6)      (7.3)     (9.0)
         Equity in earnings of
          associated companies                121.2      78.0       50.5      29.2
                                           --------  --------   --------  --------
     Segment net income                    $  742.8  $  384.7   $  301.8  $  146.5
                                           ========  ========   ========  ========

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                         Nine months ended    Three months ended
                                           September  30,        September 30,
                                         ------------------   ------------------
                                           2000      1999       2000      1999
                                         --------  --------   --------  --------
 Revenues
     Total segment net sales             $5,026.0  $3,354.1   $1,910.6  $1,239.8
     Non-segment net sales (a)               16.8      17.9        5.2       5.5
     Royalty, interest and dividend
      income                                 78.6      30.0       28.2       8.7
     Nonoperating gain                        6.8      30.0                 30.0
                                         --------  --------   --------  --------

       Total revenues                    $5,128.2  $3,432.0   $1,944.0  $1,284.0
                                         ========  ========   ========  ========

 Net income
     Total segment income (b)            $  742.8  $  384.7   $  301.8  $  146.5
      Unallocated items:
     Non-segment loss and other (a)          (4.7)     (7.7)      (1.1)     (1.3)
     Nonoperating gain                        6.8      30.0                 30.0
     Amortization of purchased
      intangibles and goodwill (c)         (144.2)    (21.2)     (81.9)     (7.3)
     Acquisition-related charges           (139.7)
     Provision for impairment and
      restructuring                                   (15.5)               (15.5)
     Interest income (d)                     53.5                 19.3
     Interest expense                        (0.3)     (0.4)
     Income tax (e)                          (2.5)      1.2       13.7      (3.9)
     Equity in earnings of associated
      companies (a)                           4.3       6.1        1.8       2.9
     Impairment of equity investment        (36.3)
     Minority interest in nonoperating
      gain                                             (9.5)                (9.5)
     Dividends on convertible preferred
       securities of subsidiary                        (2.3)
                                         --------  --------   --------  --------

       Net income                        $  479.7  $  365.4   $  253.6  $  141.9
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

     Optical Technologies USA
     ------------------------
     On September 26, 2000, Corning signed a definitive agreement with Pirelli S.p.A., to acquire its 90% interest in Optical Technologies USA, a manufacturer of lithium niobate modulators, pump lasers, certain specialty fibers and fiber gratings used in optical networks for approximately $3.4 billion in cash. In addition, a contingent payment of $180 million may also be paid upon the achievement of certain product milestones. The remaining 10% is owned by Cisco Systems Inc. Cisco Systems has tag-along rights to sell its stake to Corning for a period of thirty business days beginning on September 26, 2000. If Cisco Systems exercises their right to sell, the purchase price will increase to approximately $4 billion in total. The transaction is expected to close in the fourth quarter subject to the receipt of certain government approvals. Due to the minimal amount of net tangible assets acquired, the amount allocated to goodwill, patents, in-process research and development and other intangible assets will approximate the purchase price. Any purchase price allocated to acquired in-process research and development will be charged to income in the period the transaction closes and patents, goodwill and other acquired intangibles will be amortized over lives ranging from five to seventeen years.

     To finance this transaction, on October 18, 2000, Corning announced a dual tranche offering of convertible debt and common stock under its existing $4.8 billion universal shelf registration statement. Corning will offer 30 million shares of newly issued common stock, as well as raise $1.2 billion in proceeds through an offering of zero coupon convertible debentures.
     The offering is expected to close in early November.

     IntelliSense
     ------------
     On June 12, 2000, Corning completed the acquisition of the remaining 67% interest in IntelliSense Corporation, a manufacturer of micro-electro-mechanical devices in exchange for 6,050,259 shares of unregistered Corning common stock and the assumption of stock options convertible into 1,968,312 shares of Corning common stock. Based upon the average closing price of Corning stock for a range of days surrounding the announcement adjusted for a discount commensurate with restrictions on the shares issued and a Black-Scholes valuation of the options issued, the recorded purchase price approximated $410 million. An additional 1,019,763 shares may be issued assuming the achievement of certain product milestones in 2001. This consideration, if earned, will be valued at the then current fair market value of Corning common stock. The excess of the purchase price over the estimated fair value of tangible assets acquired was allocated primarily to goodwill. Goodwill of approximately $388 million is being amortized on a straight-line basis over thirteen years. Corning recorded a non-tax deductible charge of $6.7 million for in-process research and development in the second quarter of 2000.

     NetOptix
     --------
     On May 12, 2000, Corning completed the acquisition of NetOptix Corporation for 33,719,067 shares of Corning common stock and the assumption of stock options convertible into 2,487,240 Corning shares. Based on the average closing price of Corning stock for a range of days surrounding the announcement and a Black Scholes valuation of options issued the recorded purchase price approximated $2.1 billion. NetOptix manufactures thin film filters for use in dense wavelength division multiplexing components. The excess of the purchase price over the estimated fair value of tangible assets acquired was allocated to goodwill. Goodwill of approximately $2,065 million is being amortized on a straight-line basis over ten years.

     NZ Applied Technologies
     -----------------------
     On May 5, 2000, Corning completed the acquisition of the remaining 84% interest in NZ Applied Technologies (NZAT), a developer and manufacturer of photonic components for optical telecommunications applications including the optical networks industry, in exchange for Corning common stock. Corning issued 1,321,749 shares of unregistered common stock at closing with a fair value of approximately $75 million. In addition, Corning placed an extra 1,321,749 shares in escrow to be earned over the next three years contingent upon NZAT achieving certain product development and sales milestones. The contingent proceeds, if earned, will be recorded at the then current fair value of Corning common stock. The excess of the purchase price over the estimated fair value of tangible assets acquired was allocated to goodwill and in-process research and development. Goodwill of approximately $30 million is being amortized on a straight-line basis over ten years. Corning recorded a non-tax deductible charge of $44 million for in-process research and development in the second quarter of 2000.

     Photonics Technology Research Center
     ------------------------------------
     On February 14, 2000, Corning acquired British Telecommunication's Photonics Technology Research Center (PTRC) for approximately $66 million in cash. The excess of the purchase price over the estimated fair value of tangible assets acquired was allocated to in-process research and development and purchased intangibles and goodwill. Purchased intangibles and goodwill of approximately $24 million is being amortized over lives up to nine years. Corning recorded a charge of $42.0 million ($25.7 million after tax) for in-process research and development in the first quarter of 2000.

     Siemens Transaction
     -------------------
     On February 2, 2000, Corning acquired the worldwide optical cable and hardware business of Siemens AG and the remaining 50% in Siecor Corporation and Siecor GmbH (the Siemens transaction). The purchase price of $1.4 billion (subject to customary purchase price adjustments) includes approximately $120 million in assumed debt and $145 million in contingent performance payments to be paid, if earned, over a four-year period. At September 30, 2000, approximately $50 million of this contingent consideration has been earned. Less significant portions of the transaction will close at various dates into 2001. At September 30, 2000, total cash paid to Siemens approximated $1.1 billion. The excess of the purchase price over the estimated fair value of tangible assets acquired, pending final determination of certain acquired balances, was allocated primarily to purchased intangibles and goodwill. Purchased intangibles and goodwill of approximately $650 million are being amortized over lives of five to twenty years.

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

                                             Nine Months Ended Sept. 30,
                                             ---------------------------
     In millions, except per share amounts         2000      1999
     -------------------------------------------------------------------

     Sales                                      $5,173.9   $4,020.2
     Net income                                 $  405.3   $  188.7
     Basic earnings per share                   $   0.47   $   0.23
     Diluted earnings per share                 $   0.46   $   0.23

     Pooling of Interests
     --------------------
     On January 28, 2000, Corning merged with Oak Industries, Inc. (Oak Industries) in a pooling of interests transaction. Corning issued 44,293,491 shares of Corning common stock and 8,137,500 options to purchase Corning common shares to complete the transaction. The consolidated financial statements for the prior period of 1999 have been restated to include the financial position and results of operations of Oak Industries. During the first quarter of 2000, Corning recognized a charge of $47.0 million ($43.4 million after tax) for one-time acquisition costs related to Oak Industries. The acquisition costs are primarily related to investment banking and legal fees of approximately $30 million. The charge also includes approximately $17 million of severance and other termination benefits for Oak Industries corporate officers and headquarters employees. As of September 30, 2000, total severance benefits paid out were approximately $14 million.

     Divestitures
     ------------
     On January 31, 2000, Corning sold Quanterra Incorporated to Severn Trent Laboratories for $35 million. In the first quarter of 2000, Corning recorded a nonoperating gain of $6.8 million ($4.2 million after tax), as a result of this transaction.

(3)  Impairment of Investment
     Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation ("PCC"). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos, and as of the bankruptcy filing on April 16, 2000, PCC had in excess of 200,000 open claims. In the first quarter of 2000, after incurring adverse verdicts in five trials involving 19 claimants, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. At the time of its Chapter 11 filing, PCC sought and obtained a temporary restraining order and filed a motion for a preliminary injunction against the prosecution of asbestos actions against its two shareholders. The preliminary injunction has been extended by stipulation of the parties and by court order to February 21, 2001 to enable the parties to negotiate a plan of reorganization for PCC. Upon expiration of the injunction on or after February 21, 2001, PCC, PPG Industries and Corning will have 90 days to seek removal and transfer of stayed cases. As a result of PCC's bankruptcy filing, Corning recorded an after tax charge of $36.3 million in the first quarter to impair its entire investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products, all of which are stayed pursuant to the injunction of the bankruptcy court. Although the Chapter 11 filing may lead to additional claims against Corning with related costs, charges and expenses and although the outcome of litigation and bankruptcy is uncertain, management believes that the separate corporate status of PCC will continue to be upheld and the risk of a materially adverse impact to Corning's financial position is remote.

(4)  Earnings Per Common Share
     A reconciliation of the basic and diluted earnings per share computations for the third quarter and nine months of 2000 and 1999 are as follows (in millions, except per share amounts):

                                       For the nine months ended September 30,
                                 ----------------------------------------------------
                                           2000                        1999
                                 ------------------------    ------------------------
                                         Weighted  Per               Weighted  Per
                                         Average   share             Average   share
                                 Income  Shares    Amount    Income  Shares    Amount
                                 ------  --------  ------    ------  --------  ------
     Net income                  $479.7                      $365.4
     Less:  Preferred stock
      dividends                     0.6                         0.9
                                 ------                      ------

     Basic earnings per share     479.1   844.2    $0.57      364.5   763.2    $0.48
                                                   =====                       =====

     Effect of Dilutive
      Securities
        Options                            21.0                        14.4
        Convertible monthly
         income preferred
         securities                                             2.3     7.8
        Convertible preferred
         stock                      0.6     1.5                 0.9     2.1
        Convertible subordinated
         notes                      2.7     6.3                 2.5     6.3
                                 ------   -----              ------   -----

     Diluted earnings per share  $482.4   873.0    $0.55     $370.2   793.8    $0.47
                                 ======   =====    =====     ======   =====    =====

                                       For the three months ended September 30,
                                 ----------------------------------------------------
                                          2000                        1999
                                 ------------------------    ------------------------
                                         Weighted  Per               Weighted  Per
                                         Average   share             Average   share
                                 Income  Shares    Amount    Income  Shares    Amount
                                 ------  --------  ------    ------  --------  ------
     Net income                  $253.6                      $141.9
     Less:  Preferred stock
      dividends                     0.2                         0.2
                                 ------                      ------

     Basic earnings per share     253.4   876.6    $0.29      141.7   772.8    $0.18
                                                   =====                       =====

     Effect of Dilutive
      Securities
       Options                             22.5                        15.6
       Convertible preferred
        stock                       0.2     1.2                 0.2     2.1
       Convertible subordinated
        notes                       0.9     6.3                 0.8     6.3
                                 ------   -----              ------   -----

     Diluted earnings per share  $254.5   906.6    $0.28     $142.7   796.8    $0.18
                                 ======   =====    =====     ======   =====    =====

     During the first quarter of 1999, the convertible monthly income preferred securities (MIPS) were redeemed and converted into 34.5 million shares of Corning common stock. The dilutive impact of the MIPS prior to conversion is reflected in Corning's 1999 earnings per share calculation.

     Common dividends of $53.2 million and $155.4 million were declared in the third quarter and first nine months of 2000, respectively, compared with $44.1 million and $131.6 million for the same periods in 1999. Dividends per share were comparable between years.

(5)  Taxes on Income
     Corning's effective income tax rate for the third quarter and nine months ending September 30, 2000, was 34.9% and 42.7%, respectively, an increase over 1999 rates of 30.3% and 30.6% in comparable 1999 periods. The increase in the quarter and nine months was primarily due to the large amounts of non-tax deductible purchased intangibles and goodwill acquired in the second quarter along with nondeductible purchased in-process research and development costs associated with acquisitions and other acquisition-related items. Excluding the impact of the amortization of purchased intangibles and goodwill, purchased in-process research and development costs, one-time acquisition costs and other nonrecurring items, the effective income tax rate for the quarter and nine months ending September 30, 2000 was 32.4%, an increase over 1999 rates of 29.3% and 30.0% in the third quarter and nine months ending September 30, 1999.

(6)  Supplementary Balance Sheet Data
     Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                September 30,  December 31,
                                                     2000          1999
                                                -------------  ------------
     Finished goods                                $ 278.2       $ 206.1
     Work in process                                 241.5         152.6
     Raw materials and accessories                   327.4         162.0
     Supplies and packing materials                   96.1          81.5
                                                   -------       -------
     Total inventories                             $ 943.2       $ 602.2
                                                   =======       =======

(7)  Supplementary Income Statement Data
     Amortization expense included in the accompanying income statements was comprised of the following (in millions):

                                                   For the nine months
                                                   ended September 30,
                                                  --------------------
                                                    2000         1999
                                                  -------      -------
    Amortization of purchased
     intangibles including goodwill               $ 144.2       $ 21.2
    Amortization of other intangible
     assets                                           2.7          3.9
                                                  -------       ------
    Total amortization                            $ 146.9       $ 25.1
                                                  =======       ======

(8)  Financing Transactions
     On February 18, 2000, Corning completed an offering of Euro-denominated debt securities, which generated net proceeds of approximately $485 million. The proceeds were used to finance a portion of the Siemens transaction.

     On January 31, 2000, Corning completed an equity offering of 44.85 million shares of common stock generating net proceeds of $2.2 billion. The proceeds were used to repay $98 million of bank debt assumed in the Oak Industries merger and $372 million of commercial paper and to fund a portion of the Siemens transaction. The remaining proceeds of approximately $1.1 billion are being used for general corporate purposes, including funding Corning's capital spending program.

(9)  Shareholders' Equity
     On April 27, 2000, the shareholders of Corning approved an increase to the authorized number of shares of common stock from 500 million to 1.2 billion shares. In August 2000, Corning authorized a three-for-one stock split of its common stock, effected in the form of a stock dividend, which was distributed on October 3, 2000, to shareholders of record on September 5, 2000. All of the share and per share data in these financial statements and footnotes have been retroactively adjusted to reflect the stock split.

     In September, 2000, Corning filed and mailed a proxy statement to its shareholders for a special shareholders' meeting to be held on November 8, 2000, where shareholders will be asked to approve an increase in the number of authorized shares from 1.2 billion to 3.8 billion. At the same time, shareholders will also be asked to approve the 2000 Equity Participation Program designed to enhance and retain employees by increasing the amount of equity compensation available.

(10) Comprehensive Income
     Comprehensive income, net of tax, for the first nine months and third quarter of 2000 and 1999 is as follows (in millions):

                                        For the Nine       For the Three
                                        Months Ended       Months Ended
                                        September 30,      September 30,
                                       ---------------    ---------------
                                        2000     1999      2000     1999
                                       ------   ------    ------   ------

     Net income                        $479.7   $365.4    $253.6   $141.9
     Other comprehensive income:
      Foreign currency translation
       adjustment                       (85.3)   (37.3)    (29.0)    15.3
      Unrealized gain (loss) on
       marketable securities              7.9      2.8     (28.1)    (0.9)
      Realized gains on securities       (6.6)              (1.7)
                                       ------   ------    ------   ------

     Total comprehensive income        $395.7   $330.9    $194.8   $156.3
                                       ======   ======    ======   ======

     The after tax components of other comprehensive income accumulated in shareholders' equity are as follows (in millions):

                                   Foreign        Unrealized      Accumulated
                                   Currency      Gains (Losses)      Other
                                  Translation    on Marketable   Comprehensive
                                  Adjustment       Securities       Income
                                  -----------    --------------  -------------

     December 31, 1999             $ (49.6)         $ 19.0         $ (30.6)
     Foreign currency
      translation adjustment         (85.3)                          (85.3)
     Unrealized gain on
      marketable securities
      (net of tax of $5.0)                             7.9             7.9
     Realized gains on securities
      (net of tax of $4.2)                            (6.6)           (6.6)
                                   -------          ------         -------

     September 30, 2000            $(134.9)         $ 20.3         $(114.6)
                                   =======          ======         =======

(11) Dow Corning Corporation
     In the fourth quarter of 1999, the United States Bankruptcy Court for the Northern District of Michigan entered an order confirming the plan of reorganization filed jointly by Dow Corning Corporation and the Committee of Tort Claimants ("Joint Plan"). Corning and The Dow Chemical Company each own 50% of the shares of Dow Corning. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. A number of parties opposing the Joint Plan filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants have filed a notice of appeal (as well as motions to vacate and for related relief) seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue and each joined in the motions by the proponents of the Joint Plan. Some parties, including the United States of America and the Nevada tort claimants, have filed motions asking the District Court to dismiss the appeals of Dow Corning, Dow Chemical and Corning, and the Tort Claimants Committee as untimely as not taken within 10 days of the November 30 order of confirmation. These appeals and motions were argued together before the District Court on April 12-13, 2000. The District Court reserved judgment. The ruling on the appeals and motions is expected in the fourth quarter of 2000. Further appellate review is anticipated regardless of the outcome in the District Court.

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

ITEM 2.
-------
                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Results of Operations

Net sales totaled $1.9 billion for the third quarter of 2000, an increase of 54% over sales of $1.25 billion for the same period in 1999. Excluding the impact of acquisitions, net sales increased 37% over the third quarter of 1999. Sales growth in the third quarter was most pronounced in the Telecommunications Segment, where the impact of acquisitions and demand for Corning's premium fiber and cable and photonics products drove quarter over quarter segment sales growth of 75%. Net sales for the first nine months of 2000 were $5.04 billion, an increase of almost 50% over the comparable period of 1999. Excluding acquisitions, net sales for nine months rose 36% over 1999. The Telecommunications Segment exhibited the largest increase with sales growth of 71% over the prior year.

Corning's net income totaled $253.6 million in the third quarter of 2000, an increase of 79% from the same period in 1999. Diluted earnings per share increased 56% to $0.28 per share in the third quarter of 2000 compared to the same period in 1999. Net income for the first nine months of 2000 increased by 31% to $479.7 million compared to $365.4 for 1999. Diluted earnings per share for the first nine months of 2000 increased 17% from the prior period of 1999 to $0.55 per share. The percentage of increase in earnings per share is less than the percentage increase in net income due to the issuance of common stock for acquisitions and related financing transactions.

Corning's results for the first nine months of 2000 and 1999 were impacted by several nonrecurring items:

 . a non-tax deductible in-process research and development charge of $50.7 million in the second quarter of 2000
 . a nonoperating gain of $6.8 million ($4.2 million after tax) in the first quarter of 2000
 . an in-process research and development charge of $42.0 million ($25.7 million after tax) in the first quarter of 2000
 . a charge for acquisition costs related to the merger of Oak Industries of
  $47.0 million ($43.4 million after tax) in the first quarter of 2000
 . an after-tax charge of $36.3 million to impair Corning's investment in
  Pittsburgh Corning Corporation in the first quarter of 2000
 . an impairment charge of $15.5 million ($10.0 million after tax) in the third quarter of 1999
 . a nonoperating gain of $30.0 million ($9.5 million after tax and minority interest) in the third quarter of 1999

Corning believes comparing its operating results on a pro forma basis excluding amortization of purchased intangibles and goodwill and nonrecurring items provides a better understanding of the changes in its operating results. This measure is not in accordance with, or an alternative for, GAAP and may not be consistent with measures used by other companies.

Pro forma net income is calculated from net income as follows (after tax and in millions):

                                         Nine Months Ended  Three Months Ended
                                           September 30,      September 30,
                                         -----------------  ------------------
                                            2000     1999      2000     1999
                                           ------   ------    ------   ------

Net income                                 $479.7   $365.4    $253.6   $141.9
  Gain on sale of Quanterra                  (4.2)
  Gain on sale of Republic Wire & Cable               (9.5)              (9.5)
  Impairment of assets                                10.0               10.0
  Amortization of purchased intangibles
   and goodwill                             144.8     16.6      63.4      5.7
  In-process research and development        76.4
  Other acquisition-related charges          43.4
  Impairment of equity investment            36.3
                                           ------   ------    ------   ------

Pro forma net income                       $776.4   $382.5    $317.0   $148.1
                                           ======   ======    ======   ======

Pro forma diluted earnings per share       $ 0.89   $ 0.49    $ 0.35   $ 0.19

The third quarter and year to date 2000 pro forma results reflect growth in all three of Corning's operating segments.

Business Combinations

On September 26, 2000, Corning signed a definitive agreement with Pirelli S.p.A., to acquire its 90% interest in Optical Technologies USA, a manufacturer of lithium niobate modulators, pump lasers, certain specialty fibers and fiber gratings used in optical networks for approximately $3.4 billion in cash. In addition, a contingent payment of $180 million may also be paid upon the achievement of certain product milestones. The remaining 10% is owned by Cisco Systems Inc. Cisco Systems has tag-along rights to sell its stake to Corning for a period of thirty business days beginning on September 26, 2000. If Cisco Systems exercises their right to sell the purchase price will increase to approximately $4 billion in total. The transaction is expected to close in the fourth quarter subject to the receipt of certain government approvals. Due to the minimal amount of net tangible assets acquired, the amount allocated to goodwill, patents, in-process research and development and other intangible assets will approximate the purchase price. The acquisition will be accounted for as a purchase.

On June 12, 2000, Corning completed the acquisition of the remaining 67% interest in IntelliSense Corporation, a manufacturer of micro-electro-mechanical devices in exchange for 6,050,259 shares of Corning common stock and the assumption of stock options convertible into 1,968,312 shares of Corning common stock. This consideration was valued at approximately $410 million. An additional 1,019,763 shares may be issued assuming the achievement of certain product milestones in 2001. The acquisition was accounted for as a purchase.

On May 12, 2000, Corning completed the acquisition of NetOptix Corporation for 33,719,067 shares of Corning common stock and the assumption of stock options convertible into 2,487,240 Corning shares in a transaction valued at approximately $2.1 billion. NetOptix manufactures thin film filters for use in dense wavelength division multiplexing components. The acquisition was accounted for as a purchase.

On May 5, 2000, Corning completed the acquisition of the remaining 84% interest in NZ Applied Technologies (NZAT), a developer and manufacturer of photonic components for optical telecommunications applications including the optical networks industry, in exchange for Corning common stock. Corning issued 1,321,749 shares of common stock at closing with a value of approximately $75 million, and placed an additional 1,321,749 shares in escrow to be earned over the next three years contingent upon NZAT achieving certain product development and sales milestones. The contingent proceeds, if earned, will be recorded at the then current fair value of Corning common stock at the time of achievement. The acquisition was accounted for as a purchase.

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

On January 28, 2000, Corning completed the merger with Oak Industries. Corning issued 44,293,491 shares of Corning common stock. The merger was accounted for as a pooling of interests and thus Corning's financial statements present the retroactively restated results of the merged companies.

Each of these transactions supports Corning's strategic growth initiatives in the Telecommunications Segment. Allocation of purchase price resulted in charges related to acquired in-process research and development in the PTRC, NZAT and IntelliSense acquisitions. The Optical Technologies USA acquisition will most likely result in an in-process research and development charge in the period the transaction closes. Further discussion regarding these charges is included on page 23.

Operating Segments

Corning groups its products into three operating segments: Telecommunications, Advanced Materials and Information Display. Corning includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income. Information about the performance of Corning's three operating segments for the third quarter and first nine months of 2000 and 1999 is presented below. These amounts do not include revenues, expenses and equity earnings not specifically identifiable to segments. In the first quarter of 2000, Corning changed the performance measurement of its operating segments to a new metric - net income excluding amortization of purchased intangibles and goodwill, purchased in-process research and development, one-time acquisition costs, and other nonrecurring items. Note 1 to the consolidated financial statements includes a reconciliation of segment results to Corning's net income. The segment results for 1999 have been restated to conform to the new measure.

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


Telecommunications                   Nine Months Ended     Three Months Ended
(In millions)                          September 30,         September 30,
                                       2000      1999        2000     1999
-----------------------------------------------------------------------------

Net sales                            $3,577.7  $2,089.2    $1,402.1  $803.4
Research, development and
 engineering expenses                $  264.3  $  186.9    $  103.0  $ 71.2
Interest expense                     $   50.0  $   42.5    $   16.3  $ 17.3
Segment earnings before minority
 interest and equity earnings        $  476.5  $  231.6    $  194.3  $ 89.8
  Minority interest in (earnings)
   losses of subsidiaries                 3.0     (20.4)               (7.4)
  Equity in earnings (losses) of
   associated companies                  (3.1)     11.4         0.1     4.8
                                     --------  --------    --------  ------
Segment net income                   $  476.4  $  222.6    $  194.4  $ 87.2
                                     ========  ========    ========  ======

Segment earnings before minority
 interest and equity earnings as
 a percentage of segment sales           13.3%     11.1%       13.9%   11.2%
Segment net income as a percentage
 of segment sales                        13.3%     10.7%       13.9%   10.9%
----------------------------------------------------------------------------

The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment and photonic modules and components for the worldwide telecommunications industry.

Third quarter

Sales in the Telecommunications Segment increased 75% over the third quarter of 1999 to approximately $1.4 billion. Excluding acquisitions, sales growth for the same period was 49%. The sales growth in the segment was led primarily by volume gains in the optical fiber and cable and photonic technologies businesses. Segment net income rose 123% in 2000 compared to 1999. The percentage increase in segment net income exceeds the increase in sales, reflecting an overall increase in segment gross margin percentage and a decrease in research, development and engineering as a percentage of sales.

Sales in the optical fiber and cable business improved 67% in the third quarter of 2000 over 1999 to approximately $795 million. The increase in sales resulted primarily from the impact of acquisitions and strong volume gains.
Approximately $105 million of the increase in optical fiber and cable sales resulted from the acquisition of the remaining 50% interest in Siecor GmbH and the cabling business previously owned by Siemens in the first quarter of 2000.

Excluding the impact of these acquisitions, sales in the optical fiber and cable business increased 45% for the quarter due to volume gains of more than 40%, reflecting continued strong demand for Corning's premium fiber products. Volume of premium fiber and cable products, including Corning's LEAF -Registered Trademark- optical fiber, increased over 70% over the same period in 1999.
Price declines ranged between 3% and 7% for Corning's optical fiber and cable products in comparison with last year's third quarter. The weighted average optical fiber and cable price in 2000 increased compared to 1999 due to the higher mix of premium products. The rate of price declines for cable and fiber products has slowed during 2000 commensurate with the worldwide tightening of supply of optical fiber.

Net income from the optical fiber and cable business increased 65% in the third quarter of 2000 compared to the same period in 1999.

As a result of continued strong worldwide demand for optical fiber and cable, Corning continues to produce at maximum manufacturing capacity. In September, Corning announced plans to upgrade and expand its Deeside, North Wales facility by investing $50 million. This investment will increase capacity for the optical fiber manufacturing facility by over 50%.

Sales in the telecommunications hardware and equipment business, including the Gilbert Connectors business acquired in the Oak Industries merger, increased 87% in the third quarter of 2000 to approximately $290 million. This increase resulted primarily from higher volume of existing products and particularly strong demand from cable television customers, offset in part by price declines and the impact of the sale of Republic Wire and Cable in the third quarter of 1999. Overall net income more than doubled, primarily due to increased sales of cable assemblies and cost reductions.

The photonic technologies business, including the Lasertron -Registered Trademark- business acquired in the Oak Industries merger, realized strong volume gains in the third quarter of 2000 led by growth in optical amplifier sales. Sales in this business increased 113% in the third quarter of 2000 to approximately $255 million. The operating performance in this business improved in 2000 as a result of strong volume and productivity gains partially offset by price declines and increased operating expenses resulting in a profit for the quarter and a significant improvement in comparison to 1999.
In August, Corning announced plans to invest $80 million in constructing a new passive components manufacturing facility in Henrietta, NY. The investment will double production of fiber-based passive components and is expected to begin production in early 2001.

During the quarter, the optical networking devices business, which is developing wavelength management products and optical switch modules, began making shipments of its wavelength management products to customers. Corning is investing significant research and development spending in this business. In August, Corning announced plans to invest $20 million to significantly increase its capacity in the manufacture of wavelength management products. This investment will increase capacity of PurePath -TM- products by six times and is expected to ramp up in the second half of 2001.

The other businesses in this segment are the Controls and Connectors businesses acquired in the Oak Industries merger. Sales in these businesses increased 20% in 2000 to approximately $60 million. Net income from these businesses improved slightly, moving from a break-even position in the third quarter of 1999 to modest profitability in 2000, primarily due to volume increases.

Nine Months

Overall trends in the year to date results are consistent with those in the quarter. Sales in the Telecommunications Segment increased 71% over the first nine months of 1999 to approximately $3,575 million. Excluding acquisitions, sales growth for the same period was 49%. The sales growth in the segment was led primarily by volume gains in the optical fiber and cable business and photonic technologies businesses. Segment net income more than doubled in 2000 compared to 1999. The percentage increase in segment net income exceeds the increase in sales, reflecting an overall increase in segment gross margin percentage and a decrease in research, development and engineering as a percentage of sales.

Sales in the optical fiber and cable business in 2000 increased 71% over 1999 to approximately $1,995 million. The increase in sales resulted primarily from the impact of acquisitions and strong volume gains. Approximately $315 million of the increase in optical fiber and cable sales resulted from the following acquisitions:

 . the acquisition of the optical cable business from BICC, plc and the remaining 50% interest in Optical Waveguides Australia, Pty. Ltd. in the second quarter of 1999

 . the acquisition of the remaining 50% interest in Siecor GmbH and the cabling business previously owned by Siemens in the first quarter of 2000

Excluding the impact of these acquisitions, sales in the optical fiber and cable business increased 44% for the year due to volume gains of more than 50%, reflecting continued strong demand for Corning's premium fiber products. Volume of premium fiber and cable products, including Corning's LEAF -Registered Trademark- optical fiber, more than doubled over the same period in 1999. Price declines ranged between 7% and 10% for Corning's optical fiber and cable products in comparison with last year's first nine months. The weighted average optical fiber and cable price in 2000 increased compared to 1999. The rate of price declines for cabled fiber products slowed during the nine months of 2000 commensurate with the worldwide tightening of supply of optical fiber.

As a result of continued strong worldwide demand for optical fiber and cable, Corning continues to produce at maximum manufacturing capacity. In the first quarter, Corning announced an approximate $750 million expansion of its Concord and Wilmington, North Carolina fiber production facilities. The expansions are expected to come on-line between 2001 and 2002.

Net income from the optical fiber and cable business increased approximately 75% in the first nine months of 2000 compared to the same period in 1999.

Sales in the telecommunications hardware and equipment business, including the Gilbert Connectors business acquired in the Oak Industries merger, increased 74% in the first nine months of 2000 to approximately $750 million. This increase resulted primarily from a higher volume of existing products and particularly strong demand from cable television customers, offset in part by price declines and the impact of the sale of Republic Wire and Cable in the third quarter of 1999. Overall net income more than doubled, primarily due to volume increases.

The photonic technologies business, including the Lasertron -Registered Trademark- business acquired in the Oak Industries merger, realized strong volume gains in the first nine months of 2000 led by new product sales and growth in amplifier sales. Sales in this business doubled over the first nine months of 2000 to $650 million. The operating performance in this business improved in 2000 as a result of strong volume and productivity gains partially offset by price declines and increased operating expenses resulting in a profit for the first nine months of 2000 and a significant improvement in comparison to 1999.

In April, Corning announced the addition of a second amplifier assembly plant in Benton Park, PA. Startup production began in the third quarter with initial shipments in early October. This expansion will more than double Corning's module and amplifier manufacturing capacity. Corning also announced a $45 million expansion of its Corning Lasertron facility in Bedford, MA that will double its manufacturing capacity in the first quarter of 2001. In June, Corning stated it will invest $50 million to expand capacity at its Erwin, NY facility to meet the growing demand for optical-networking devices. In July, Corning also announced a $225 million expansion of Corning Lasertron in Nashua, NH that combined with the previously announced $45 million expansion will increase the existing capacity of Corning Lasertron products by six times over the next two years.

During the quarter, the optical networking devices business, which is developing wavelength management products and optical switch modules, began making shipments of its wavelength management products to customers. Corning is investing significant research and development spending in this business.

The other businesses in this segment are the Controls and Connectors businesses acquired in the Oak Industries merger. Sales in these businesses increased 16% in 2000 to approximately $180 million. Net income from these businesses improved slightly, moving from a small loss in the first nine months of 1999 to modest profitability in 2000, primarily due to volume increases.


Advanced Materials                     Nine Months Ended    Three Months Ended
(In millions)                            September 30,         September 30,
                                        2000      1999        2000      1999
------------------------------------------------------------------------------

Net sales                              $808.0    $774.5      $271.7    $257.7
Research, development and
 engineering expenses                  $ 88.9    $ 68.8      $ 31.6    $ 23.7
Interest expense                       $ 15.0    $ 15.2      $  3.8    $  6.0
Segment earnings before minority
 interest and equity earnings          $ 74.5    $ 71.6      $ 28.7    $ 23.6
  Minority interest in losses of
   subsidiaries                                                          (0.1)
  Equity in earnings of associated
   companies                             17.2      13.7         5.4       6.1
                                       ------    ------      ------    ------
Segment net income                     $ 91.7    $ 85.3      $ 34.1    $ 29.6
                                       ======    ======      ======    ======

Segment earnings before minority
 interest and equity earnings as a
 percentage of segment sales              9.2%      9.2%       10.6%      9.2%
Segment net income as a percentage
 of segment sales                        11.3%     11.0%       12.6%     11.5%
------------------------------------------------------------------------------

The Advanced Materials Segment manufactures specialized products with unique applications utilizing glass, glass ceramic and polymer technologies. The largest businesses in this segment are environmental technologies and life sciences (formerly science products).

Third quarter

Sales in the Advanced Materials Segment increased 5% in comparison to 1999 to approximately $270 million, primarily due to growth in the semiconductor materials business, offset by the divestiture of the Quanterra business in January 2000. Excluding the impact of this divestiture, sales increased 13%. Segment net income increased 15% in 2000 in comparison to last year as improved operating performance more than offset an increase in research and development spending, flat equity earnings and spending to launch new products in life sciences.

Sales in the environmental technologies business were approximately equal to 1999 sales of $100 million, resulting from continued strong demand for Corning's thin wall products, offset by the negative impact of the Euro exchange rate. Earnings in this business decreased 17%, primarily due to start-up costs in South Africa and China and increased research and development spending.

Sales in the life sciences business of approximately $65 million in the third quarter were down 7% in comparison to 1999 as the trend of earlier quarters continues. Earnings in this business decreased in the quarter from a small profit in 1999 to a small loss, primarily due to lower volume, an increased commitment to research and development for advanced life sciences products and costs associated with the launch of Corning's microarray technology products in the third quarter.

Sales in Corning's other Advanced Materials businesses increased 17% from 1999 to approximately $105 million. Excluding the divestiture, sales improved over 40%. This increase was led by higher sales of high purity fused silica products in the semiconductor materials business which more than offset the impact of the divestiture of Quanterra in January. Earnings from these businesses more than doubled over third quarter 1999 due mainly to increased volume. Corning's new manufacturing facility near Charleston, South Carolina is now bringing capacity on-line to meet increasing market demand.

Nine Months

Sales in the Advanced Materials Segment increased 4% in comparison to 1999 to approximately $810 million, primarily due to growth in the semiconductor materials business and the environmental technologies business, offset by the divestiture of the Quanterra business in January 2000. Excluding the impact of the divestiture, sales increased 11%. Segment net income increased 8% in 2000 in comparison to last year. Increased equity earnings from Eurokera and Keraglass, S.N.C. also contributed to segment results. Overall trends impacting year to date results are consistent with those of the third quarter.

Sales in the environmental technologies business increased 3% over 1999 to approximately $305 million. The increase in sales resulted from a strong worldwide automotive market and continued strong demand for Corning's thin-wall products. Earnings in this business decreased approximately 12%, primarily due to start-up costs in South Africa and China and increased research and development spending.

Sales in the life sciences business of approximately $195 million in the first nine months were down 5% in comparison to 1999 sales as distributors depleted excess inventories. The business reported a small loss in the first nine months of 2000 compared to a small profit in the same period of 1999. This was primarily due to an increased commitment to research and development and costs related to new product introductions in the third quarter.

Sales in Corning's other Advanced Materials businesses increased 13% from 1999 to approximately $310 million. Excluding the divestiture of Quanterra, sales improved over 35%. This increase was led by higher sales of high purity fused silica products in the semiconductor materials business. Earnings from this business more than doubled over the first nine months of 1999 due mainly to increased volume.

In January 2000, Corning sold Quanterra Incorporated to Severn Trent Laboratories for $35 million. Corning recognized a nonoperating gain in the first quarter of 2000 of $6.8 million ($4.2 million after tax) from this transaction. This nonoperating gain is not included in the results of the Advanced Materials Segment.

Information Display                    Nine Months Ended   Three Months Ended
(In millions)                            September 30,       September 30,
                                        2000      1999      2000      1999
-----------------------------------------------------------------------------

Net sales                              $640.3    $490.4    $236.8    $178.7
Research, development and
 engineering expenses                  $ 18.1    $ 16.4    $  6.5    $  5.3
Interest expense                       $ 12.6    $  8.0    $  5.1    $  2.7
Segment earnings before minority
 interest and equity earnings          $ 88.0    $ 40.1    $ 35.6    $ 12.9
  Minority interest in earnings
   of subsidiaries                      (20.4)    (16.2)     (7.3)     (1.5)
  Equity in earnings of associated
   companies                            107.1      52.9      45.0      18.3
                                       ------    ------    ------    ------
Segment net income                     $174.7    $ 76.8    $ 73.3    $ 29.7
                                       ======    ======    ======    ======

Segment earnings before minority
 interest and equity earnings as a
 percentage of segment sales             13.7%      8.2%     15.0%      7.2%
Segment net income as a percentage
 of segment sales                        27.3%     15.7%     31.0%     16.6%
----------------------------------------------------------------------------

The Information Display Segment manufactures glass panels and funnels for televisions and CRTs (conventional video components), liquid crystal display glass for flat panel display (display technologies) and precision lens assemblies for projection video systems.

Third quarter

Sales in the Information Display Segment increased 33% in third quarter 2000 to approximately $235 million in comparison to 1999, primarily due to strong growth in the display technologies and precision lens businesses. Segment net income more than doubled, reflecting volume gains and strong equity earnings.

Sales in the conventional video components business increased 12% in 2000 in comparison to 1999 to approximately $95 million. Earnings in this business improved from a small loss in 1999 to a small profit in the third quarter of this year as Samsung Corning Company Ltd., a manufacturer of glass panels and funnels for televisions and display monitors, continued its strong performance.

Sales in the display technologies business in 2000 increased over 89% compared to 1999 to approximately $85 million. This significant increase was the result of strong demand for the business' liquid crystal glass for flat panel displays. Earnings in this business more than doubled compared to the same quarter in 1999, reflecting volume gains, stable pricing, and manufacturing improvements, along with significant equity earnings from Samsung Corning Precision, a Korean manufacturer of liquid crystal display glass.

Sales in the precision lens business increased 22% in 2000 to approximately $55 million as a result of strong volume growth for projection televisions driven by demand for larger size televisions in the entertainment market sector. Earnings in this business improved 32% in 2000 compared to 1999, primarily due to volume gains, manufacturing efficiencies and the refocusing of product lines. Manufacturing is currently at maximum capacity. The business is undergoing a $79 million expansion program that will effectively double capacity beginning the second half of 2000 and completed in 2002.

Nine Months

Sales in the Information Display Segment increased 31% in the first nine months of 2000 to approximately $640 million in comparison to the 1999 period, primarily due to strong growth in the display technologies business and the precision lens businesses. Segment net income more than doubled, reflecting increased earnings in each business, but especially within the conventional video components business and the display technologies business.

Sales in the conventional video components business increased 6% in 2000 to approximately $265 million in comparison to 1999, primarily due to increases in volume and an improving market. Earnings in this business tripled in comparison to the first nine months of 1999 due primarily to strong performance by Samsung Corning Company Ltd.

Sales in the display technologies business in 2000 increased 73% over 1999 to approximately $225 million. This significant increase was the result of strong demand for the business' liquid crystal glass for flat panel displays. Earnings in this business more than doubled compared to the same period in 1999, reflecting volume gains, stable pricing, and manufacturing improvements, along with significant equity earnings from Samsung Corning Precision.

As a result of continued strong demand for flat panel displays, Corning continues to produce at maximum manufacturing capacity. Corning's previously announced expansion plans to double its worldwide production capabilities by year end are on schedule with new tanks completed in the second quarter at Corning's Harrodsburg, Kentucky facilities and at Samsung Corning Precision. In addition, on August 3, 2000, Corning announced a $250 million expansion of its production capacity for LCD glass. Coupled with previously announced expansions, this will allow Corning to significantly increase its worldwide capacity by 2001.

Sales in the precision lens business increased 36% in 2000 to over $150 million as a result of strong volume growth for projection televisions driven by demand for larger size televisions in the entertainment market sector. Earnings in this business almost doubled in 2000 primarily due to volume gains, manufacturing efficiencies and the refocusing of product lines.

Taxes on Income

Corning's effective income tax rate for the third quarter and first nine months of 2000 was 34.9% and 42.7%, respectively, an increase over 1999 rates of 30.3 and 30.6%, respectively. The increase in the quarter and nine months was primarily due to the large amounts of nondeductible purchased intangibles and goodwill acquired in the second quarter along with nondeductible purchased in-process research and development associated with acquisitions and other acquisition-related items. Excluding the impact of the amortization of purchased intangibles and goodwill, purchased in-process research and development, one-time acquisition costs and other nonrecurring items, the effective income tax rate for the third quarter and first nine months of 2000 was 32.4%, an increase over 1999 rates of 29.3% and 30.0%, respectively.

Liquidity and Capital Resources

In August of 2000, Corning filed a universal shelf registration statement with the Securities & Exchange Commission for up to $4 billion and amended the shelf to increase it to $4.8 billion in October. In October, Corning announced an offering of 30 million shares, with an option to offer an additional 4.5 million shares, of Corning common stock (valued at approximately $3.6 billion using the closing market price on October 20, 2000) and zero coupon convertible debentures in the amount of approximately $1.2 billion. The proceeds of the two offerings will be used primarily to fund the Pirelli acquisition which is expected to close in the fourth quarter.

If, for any reason, either or both the common stock and convertible debenture offerings do not close, Corning will fund the purchase price of the Pirelli acquisition, with proceeds from a committed $3.6 billion bridge loan facility.

In August of 2000, Corning renegotiated a revolving line of credit totaling $2 billion, which expires August 17, 2005. As of September 30, 2000 there were no borrowings under this facility.

On January 31, 2000, Corning completed an equity offering of 44.85 million shares of common stock, which generated net proceeds of approximately $2.2 billion. In February 2000, Corning completed an offering of euro denominated securities, which generated net proceeds of approximately $485 million. The proceeds were used to finance the previously announced Siemens acquisition of $1.4 billion, which included approximately $120 million of assumed debt and contingent consideration of $145 million. In addition to funding the Siemens acquisition, proceeds from the first quarter 2000 financing transactions were used to repay $98 million of debt assumed in the merger with Oak Industries and $372 million of outstanding commercial paper. The remaining proceeds of $1.1 billion will be used for general corporate purposes, including funding Corning's capital spending program.

Corning's working capital increased from $430.2 million at the end of 1999 to $2.2 billion at the end of the third quarter. The ratio of current assets to current liabilities was 2.5 at the end of September, compared to a current ratio of 1.3 at year-end 1999. The increase in working capital is due primarily to the financing transactions, higher accounts receivable and inventory balances and a reduction in short term debt. Corning's long-term debt as a percentage of total capital decreased from 35% at year-end 1999 to 20% at the end of September 2000. The decrease is primarily due to the equity offering of 44.85 million shares and 33.7 million shares issued in the acquisition of NetOptix Corporation.

Corning believes that its financial condition is strong and that its cash, marketable securities, operating cash flows and access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements, future capital expenditures related to the expansion of existing businesses and external growth.

Cash Flows

Cash and short-term investments at the end of the third quarter increased from December 31, 1999 by approximately $1.0 billion. This increase is the result of financing activities which provided cash of $2.3 billion and operating activities which generated cash of $0.9 billion, offset by investing activities which used cash of $2.2 billion.

Net cash provided by operating activities increased to $875.5 million in 2000 compared to $500.9 million in 1999, primarily due to increased operating results, higher depreciation and amortization of purchased intangibles and goodwill and increased tax benefits related to stock options offset by an increase in accounts receivable and inventory.

Net cash used by investing activities totaled $2.2 billion in the first nine months of 2000, compared to cash used of $651.6 million in the prior period of 1999. The increase in cash used was primarily related to the Siemens transaction, the PTRC acquisition, transaction costs incurred in the Oak Industries merger and higher capital spending.

Corning continues to invest significant cash in capacity expansions to support growth in operations. Capital spending for the first nine months of 2000 totaled $1.0 billion compared to $0.5 billion in the same period of 1999. Corning currently expects its capital spending for the full year to be in the range of $1.6 to $1.8 billion.

Net cash provided by financing activities totaled $2.3 billion in 2000 compared to $214.1 million in 1999. The substantial increase is due primarily to the equity offering which generated cash proceeds of $2.2 billion and the Euro-debt offering which provided an additional $485 million.

Dividends paid to common shareholders for the third quarter and nine months totaled $53.2 million and $155.4 million, respectively compared with $44.1 million and $131.6 million in the same period of 1999. While total dividends paid increased in all periods compared to 1999, Corning's dividend remained at $0.06 per share each quarter.

Cash used in discontinued operations totaled $1.6 million and $10.3 million in the first nine months of 2000 and 1999, respectively.

In-Process Research and Development

Corning completed a number of purchase acquisitions in the first nine months of 2000. Management is responsible for estimating the fair value of the assets and liabilities acquired. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisitions.

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

If none of the projects are successfully completed, Corning may lose an opportunity to capitalize on emerging markets. Failure of any single project would not materially impact Corning's financial condition, results of operations or liquidity.

The following is a more detailed discussion of the valuations associated with acquisitions for which such charges have been recorded:

Photonics Technology Research Center (PTRC)
-------------------------------------------
At the date of acquisition, the PTRC had extensive research and development efforts underway and seven projects were determined to meet the criteria for purchased in-process research and development. These projects are anticipated to result in the development of new optical and photonics products. Projected debt free income was determined for each of the projects and initially discounted using a rate of 35% to reflect the weighted average cost of capital (entity risk) for PTRC. Each product was also discounted to account for the research project's stage of development. The completion percentages ranged from 50%-80%. A total of $42.0 million pretax in-process research and development expense was recognized and the value of individual projects ranged from $0.1 million to $16.0 million.

NZ Applied Technologies (NZAT)
------------------------------
NZAT had several research projects underway at the date of acquisition. Of these projects, four were determined to meet the criteria for purchased in-process research and development. These research and development projects are anticipated to result in development of new photonic component products. Projected debt free income was initially discounted using a rate of 21% to reflect the weighted average cost of capital (entity risk) for NZAT. Each product was also discounted to account for the research project's stage of development. The completion percentages ranged from 10%-80%. A total of $44.0 million pretax in-process research and development expense was recognized and the value of individual projects ranged from $0.5 million to $29.3 million.

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

On November 30, 1999, the Bankruptcy Court entered an order confirming the Joint Plan and indicated that certain written opinions would follow. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. A number of parties opposing the Joint Plan filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants have filed a notice of appeal (as well as motions to vacate and for related relief) seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue and each joined in the motions by the proponents of the Joint Plan. Some parties, including the United States of America and the Nevada tort claimants, have filed motions asking the District Court to dismiss the appeals of Dow Corning, Dow Chemical and Corning, and the Tort Claimants Committee as untimely as not taken within 10 days of the November 30 order of confirmation. These appeals and motions were argued together before the District Court on April 12-13, 2000.
The District Court reserved judgment. The ruling on the appeals and motions is expected in the fourth quarter of 2000. Further appellate review is anticipated regardless of the outcome in the District Court.

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

Pittsburgh Corning Corporation

Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation ("PCC"). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos, and as of the bankruptcy filing on April 16, 2000, PCC had in excess of 200,000 open claims. In the first quarter of 2000, after incurring adverse verdicts in five trials involving 19 claimants, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. At the time of its Chapter 11 filing, PCC sought and obtained a temporary restraining order and filed a motion for a preliminary injunction against the prosecution of asbestos actions against its two shareholders. The preliminary injunction has been extended by stipulation of the parties and by court order to February 21, 2001 to enable the parties to negotiate a plan of reorganization for PCC. Upon expiration of the injunction on or after February 21, 2001, PCC, PPG Industries and Corning will have 90 days to seek removal and transfer of stayed cases. As a result of PCC's bankruptcy filing, Corning recorded an after tax charge of $36.3 million in the first quarter to impair its entire investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products, all of which are stayed pursuant to the injunction of the bankruptcy court. Although the Chapter 11 filing may lead to additional claims against Corning with related costs, charges and expenses and although the outcome of litigation and bankruptcy is uncertain, management believes that the separate corporate status of PCC will continue to be upheld and the risk of a materially adverse impact to Corning's financial position is remote.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138), an amendment of FASB Statement No. 133. These amendments include allowing foreign-currency denominated assets and liabilities to qualify for hedge accounting, permit the offsetting of certain inter-entity foreign currency exposures that reduce the need for third party derivatives, redefines the nature of interest rate risk to avoid sources of ineffectiveness and excludes from applicability any contract that would otherwise meet the definition of a derivative but provide for the purchase or sale of nonfinancial assets that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business and/or which physical delivery is probable. Corning currently enters into derivatives in the form of foreign currency hedge instruments to reduce its exposure to exchange rate risk on foreign source income and purchases. Management believes that its current foreign currency hedge instruments receiving hedge accounting currently qualify as cash flow hedges under FAS 133 as amended by FAS 138. FAS 133 as amended under FAS 138 is effective for fiscal years beginning after December 15, 2000. Management does not expect this statement to impact Corning's net income.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The statements in this Form 10-Q which are not historical facts or information are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the outcome to be materially different. Such risks and uncertainties include, but are not limited to:

 . global economic conditions,            . the effect of regulatory and
 . currency fluctuations,                   legal developments,
 . product demand and industry            . capital resource and cash flow
  capacity,                                activities,
 . competitive products and pricing,      . capital spending,
 . sufficiency of manufacturing           . equity company activities,
  capacity and efficiencies,             . interest costs,
 . realization of cost reductions,        . acquisition and divestiture
 . availability and costs of                activity,
  critical materials,                    . the rate of technology change,
 . new product development and            . the ability to enforce patents and
  commercialization,                     . other risks detailed in
 . facility expansions and new              Corning's Securities and Exchange
  plant start-up costs,                    Commission filings.

ITEM 3.  QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

There has been no significant change in Corning's exposure to market risk during the third quarter of 2000. For discussion of Corning's exposure to market risk, refer to Item 7, Market Risk Disclosures, contained in the Annual Report incorporated by reference in Form 10-K for the year ended December 31, 1999 as amended on April 7, 2000.

                           Part II - Other Information
                           ---------------------------

ITEM 1  LEGAL PROCEEDINGS

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $19.7 million for its estimated liability for environmental cleanup and litigation at September 30, 2000. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Breast-implant Litigation. Dow Corning Bankruptcy: Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation.
On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The effect of the bankruptcy is to stay the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions.
In the period from December 1996 through February 1998, Dow Corning filed a plan of reorganization and two amended plans, each of which was opposed by the Tort Claimants committee and other creditor representatives. In 1998, Dow Corning and the Tort Claimants Committee engaged in extended negotiations and reached certain compromises. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization ("Joint Plan"). The Joint Plan and related disclosure materials were mailed to claimants for their approval. Following a favorable vote from all but four classes of creditors, a hearing to confirm the Joint Plan was held in late June and into July 1999. On November 30, 1999, the Bankruptcy Court entered an order confirming the Joint Plan and indicated that certain written opinions would follow. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. A number of parties opposing the Joint Plan filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants have filed a notice of appeal (as well as motions to vacate and for related relief) seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue and each joined in the motions by the proponents of the Joint Plan. Some parties, including the United States of America and the Nevada tort claimants, have filed motions asking the District Court to dismiss the appeals of Dow Corning, Dow Chemical and Corning, and the Tort Claimants Committee as untimely as not taken within 10 days of the November 30 order of confirmation. These appeals and motions were argued together before the District Court on April 12-13, 2000.
The District Court reserved judgment. The ruling on the appeals and motions is expected in the fourth quarter of 2000. Further appellate review is anticipated regardless of the outcome in the District Court. After all appeals are exhausted, if the Joint Plan is upheld but the shareholder releases are effective only for those voting in favor of the Joint Plan, Corning would expect to defend any remaining claims against it on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and the state courts as described under the heading Implant Tort Lawsuits immediately hereafter. With respect to the possibility of additional direct or indirect claims against Corning if the full releases are not reinstated in the Joint Plan, management believes that such claims lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.2 billion (nominal value), subject to the limitations, terms and conditions stated in the Joint Plan. Dow Corning proposes to provide the required funding over the 16 year period through a combination of cash, proceeds from insurance, and cash flow from operations. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and the issuance of senior notes, to its commercial creditors.

Implant Tort Lawsuits: In the period from 1991 through September 30, 2000, Corning and Dow Chemical, the shareholders of Dow Corning Corporation, were named in a number of state and federal tort lawsuits alleging injuries arising from Dow Corning's implant products. The claims against the shareholders allege a variety of direct or indirect theories of liability. From 1991 through September 30, 2000, Corning has been named in approximately 11,470 state and federal tort lawsuits, some of which were filed as class actions or on behalf of multiple claimants. In 1992, the federal breast implant cases were coordinated for pretrial purposes in the United States District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In 1993, Corning obtained an interlocutory order of summary judgment, which was made final in April 1995, thereby dismissing Corning from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. The District Court entered orders in May and June 1997 and thereafter directing that Corning be dismissed from each case pending in or later transferred to the Northern District of Alabama after Dow Corning filed for bankruptcy protection. In state court litigation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. On July 30, 1997, the judgment in California became final when the Supreme Court of California dismissed further review as to Corning. In Louisiana, Corning was awarded summary judgment dismissing all claims by plaintiffs and a cross-claim by Dow Chemical on February 21, 1997. On February 11, 1998, the intermediate appeals court in Louisiana vacated this judgment as premature. Corning filed notices transferring the Louisiana cases to the United States District Court for the Eastern District of Michigan, Southern District (the "Michigan Federal Court") to which substantially all breast implant cases were transferred in 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 70 pending cases (including some cases with multiple claimants), in addition to the transferred Louisiana cases, but Corning is not named as a defendant in the Master Complaint, which contains claims against Dow Chemical only. In the fourth quarter of 1997, Corning moved for summary judgment in the Michigan Federal Court to dismiss these remaining cases by plaintiffs as well as the third party complaint and all cross-claims by Dow Chemical. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998, but has deferred its ruling in light of the proceeding in the Bankruptcy Court. Based upon the information developed to date and recognizing that the outcome of complex litigation is uncertain, management believes that the risk of a materially adverse result in the implant litigation against Corning is remote and believes the implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Federal securities case: A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. This action is pending in the United States District Court for the Southern District of New York. The class consists of those purchasers of Corning stock in the period from June 14, 1989 to January 13, 1992 who allegedly purchased at inflated prices due to the non-disclosure or concealment of material information and were damaged when Corning's stock price declined in January 1992 after the Food and Drug Administration (FDA) requested a moratorium on Dow Corning's sale of silicone gel implants. No amount of damages is specified in the complaint. In 1997 the Court dismissed the individual defendants from the case. In December 1998, Corning filed a motion for summary judgment requesting that all claims against it be dismissed. Plaintiffs requested the opportunity to take depositions before responding to the motion for summary judgment. The Court permitted limited additional discovery of certain Dow Corning, Corning and Dow Chemical officers and directors. These depositions were completed in the second quarter of 1999. On September 23, 1999, the Court granted in part the request by plaintiffs for certain additional documentary discovery. In April 2000, the District Court ordered two additional depositions, one of which would be that of Dow Corning's former General Counsel. Because it believes the deposition will necessarily impinge on privileged information, Dow Corning filed a petition with the United States Court of Appeals for the Second Circuit seeking immediate relief. The Second Circuit ruling is expected in the fourth quarter of 2000. The discovery process is continuing and the Court has set no schedule to address the still pending summary judgment motion. Corning intends to continue to defend this action vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the possibility of a materially adverse verdict is remote.

Shin Etsu Quartz Products Company. In July 1999, Shin Etsu Quartz Products Company filed a patent suit in Japan against Corning for alleged patent infringement of one or more patents relating to the properties of fused silica materials used in the optical components of stepper machines. The suit requests damages and an injunction preventing sales of infringing products in Japan. Corning has denied infringement and claimed prior user rights to continue the sale of its fused silica. Corning intends to defend this suit vigorously.
While recognizing that litigation is inherently uncertain, based upon the information developed to date, management believes that Corning has strong defenses to Shin Etsu's claims and that the likelihood of a materially adverse outcome is remote. In February 2000, Shin Etsu filed a second suit against Corning in Japan alleging that Corning's fused silica sold in Japan for use in the optical components of stepper machines infringed another Shin Etsu patent. Based upon its investigation to date, management believes there are good defenses to this second suit as well.

Stanford University and Litton Systems. In October 2000, the Board of Trustees of Stanford University and Litton Systems filed a patent suit in the U.S. District Court for the Central District of California against Corning and other optical amplifier makers for alleged infringement of a patent relating to optical amplifiers. The suit requests unspecified damages and an injunction preventing sales of infringing products. Stanford and Litton have voluntarily withdrawn their complaint against Corning to have discussions. Whether or not there will be a settlement, or the magnitude of any settlement, is unclear at this time.

Quest Diagnostics. Government Investigations and Related Claims. On December 31, 1996, Corning completed the spin-off of its health care services businesses by the distribution to its shareholders of the Common Stock of Quest Diagnostics Incorporated ("Quest Diagnostics") and Covance Inc. ("Covance"). In connection with these distributions, Quest Diagnostics assumed financial responsibility for the liabilities related to the contract research business. Corning agreed to indemnify Quest Diagnostics against all monetary penalties, fines or settlements for any governmental claims arising out of alleged violations of applicable federal fraud and health care statutes and relating to billing practices of Quest Diagnostics and its predecessors that were pending at December 31, 1996. Corning also agreed to indemnify Quest Diagnostics for 50% of the aggregate of all judgment or settlement payments made by Quest Diagnostics that are in excess of $42.0 million in respect of claims by private parties (i.e., nongovernmental parties such as private insurers) that relate to indemnified or previously settled governmental claims and that allege over billings by Quest Diagnostics, or any existing subsidiaries of Quest Diagnostics, for services provided prior to December 31, 1996; provided, however, such indemnification is not to exceed $25.0 million in the aggregate and that all amounts indemnified against by Corning for the benefit of Quest Diagnostics are to be calculated on a net after-tax basis. Such share of judgments or settlement payments does not cover
(i) any governmental claims that arise after December 31, 1996 pursuant to service of subpoena or other notice of such investigation after December 31, 1996, (ii) any nongovernmental claims unrelated to the indemnified governmental claims or investigations, (iii) any nongovernmental claims not settled prior to December 31, 2001, (iv) any consequential or incidental damages relating to the billing claims, including losses of revenues and profits as a consequence of exclusion for participation in federal or state health care programs or (v) the fees and expenses of litigation. Management believes that established reserves for indemnified claims are sufficient.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation ("PCC"). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos, and as of the bankruptcy filing on April 16, 2000, PCC had in excess of 200,000 open claims. In the first quarter of 2000, after incurring adverse verdicts in five trials involving 19 claimants, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. At the time of its Chapter 11 filing, PCC sought and obtained a temporary restraining order and filed a motion for a preliminary injunction against the prosecution of asbestos actions against its two shareholders. The preliminary injunction has been extended by stipulation of the parties and by court order to February 21, 2001 to enable the parties to negotiate a plan of reorganization for PCC. Upon expiration of the injunction on or after February 21, 2001, PCC, PPG Industries and Corning will have 90 days to seek removal and transfer of stayed cases. As a result of PCC's bankruptcy filing, Corning recorded an after tax charge of $36.3 million in the first quarter to impair its entire investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, the there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products, all of which are stayed pursuant to the injunction of the bankruptcy court. Although the Chapter 11 filing may lead to additional claims against Corning with related costs, charges and expenses, and although the outcome of litigation and bankruptcy is uncertain, management believes that the separate corporate status of PCC will continue to be upheld and the risk of a materially adverse impact to Corning's financial position is remote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a)  Exhibits

          See the Exhibit Index which is located on page 34.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated July 17, 2000, was filed in connection with the Registrant's second quarter results.

Other items under Part II are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          CORNING INCORPORATED
                          ----------------------------------------------------
                                              (Registrant)






October 24, 2000                         /s/ JAMES B. FLAWS
----------------          ----------------------------------------------------
      Date                                   James B. Flaws
                          Executive Vice President and Chief Financial Officer





October 24, 2000                       /s/ KATHERINE A. ASBECK
----------------          ----------------------------------------------------
      Date                               Katherine A. Asbeck
                                    Vice President and Controller

                              CORNING INCORPORATED
                              --------------------

                                  EXHIBIT INDEX
                                  -------------

                     This exhibit is numbered in accordance
               with Exhibit Table I of Item 601 of Regulation S-K


                                                       Page number
                                                       in manually
      Exhibit #        Description                   signed original
      ---------        -----------                   ---------------

          12        Computation of ratio of earnings
                    to combined fixed charges and
                    preferred dividends                     36

          27        Financial Data Schedule