Form 10-K405
period 2000-12-31
CORNING INC /NY
filed 2001-03-12
CIK 24741

QuickLinks -- Click here to rapidly navigate through this document

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2000
Commission file number 1-3247

Corning Incorporated
One Riverfront Plaza, Corning, NY 14831
607-974-9000

New York
(State of incorporation)

16-0393470
(I.R.S. employer identification no.)

    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.50 par value, with attached Preferred Share Purchase Right	New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of February 7, 2001, shares held by non-affiliates of Corning Incorporated had an aggregate market value of $43,156,051,824. As of February 7, 2001, 928,087,136 shares of Corning's common stock were outstanding.

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

    The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment, photonic modules and components and optical networking devices for the worldwide telecommunications industry.

    The Advanced Materials Segment manufactures specialized products with unique properties for customer applications utilizing glass, glass ceramic and polymer technologies. Businesses within this segment include environmental products, life science products, semiconductor materials and optical and lighting products.

    The Information Display Segment manufactures glass panels and funnels for televisions and CRTs, liquid crystal display glass for flat panel displays and projection video lens assemblies.

    Corning and its subsidiaries manufacture products at approximately 96 plants in 18 countries.

    Additional discussion of Corning and each of its segments is discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 13 through 31, and Note 3 (Information by Operating Segment) of the Notes to Consolidated Financial Statements appearing on pages 64 through 68.

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

    Most of Corning's products are marketed under the following trademarks: Corning, Celcor, CMT, Costar, FiberGain, HPFS, LEAF, MetroCor, PurePath, Pyrex, Steuben and Vycor. Subsidiaries and divisions of Corning frequently use their own trademarks.

Protection of the Environment

    Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $90.9 million in 2000 compared to $63.3 million in 1999 and are estimated to be $168.4 million in 2001. The increase in 2000 was primarily due to pollution control expenditures on new facilities constructed during the year. The estimated increase in 2001 is also due primarily to capacity expansions expected to be completed during the year.

    Corning's 2000 operating results from continuing operations were charged with approximately $44.2 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control. The level of these costs is expected to increase slightly in 2001 due to depreciation costs associated with capital expenditures. Corning believes that its compliance program will not place it at a competitive disadvantage.

Risk Factors

OUR SALES COULD BE NEGATIVELY IMPACTED IF ONE OR MORE OF OUR KEY CUSTOMERS SUBSTANTIALLY REDUCED ORDERS FOR OUR PRODUCTS

    Our customer base is relatively concentrated and a modest number of customers account for a high percentage of net sales in our telecommunications, environmental products and advanced display business. If we are unable to establish or maintain good relationships with key customers, it could negatively affect our results of operations and financial performance.

    In addition, if our current customers do not continue to place orders at the levels that they have done in the past, we may not be able to replace these orders with new orders from new customers.

    If our customers experience difficulties in accessing the capital markets, they may further reduce capital spending and adjust inventories which could adversely affect our business. While we have announced plans to respond to the softer market by cutting costs and reallocating optical fiber volume to customers we had been unable to supply, we cannot assure you that our plans will be successful in mitigating the adverse effects of a softer market and in maintaining our projected growth.

DIFFICULTIES WE MAY ENCOUNTER IN MANAGING OUR GROWTH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

    We have historically achieved growth through a combination of internally developed new products and acquisitions. Our growth strategy depends on our ability to continue developing or acquiring new products for our customer base. We expect to continue to pursue acquisitions of other companies as well as equity ventures to develop new technologies and product lines, although we cannot guarantee that we will be successful. The success of each acquisition will depend, in part, upon our ability:

  •
  to efficiently integrate acquired businesses into our organization;

  •
  to manufacture and sell the products of the businesses acquired;

  •
  to retain key personnel of the acquired businesses;

  •
  to apply our financial and management controls, reporting systems and procedures to the acquired businesses; and

  •
  to successfully complete technology initiatives.

ACCOUNTING CONSEQUENCES OF PURCHASE ACQUISITIONS WILL MATERIALLY AFFECT OUR NET INCOME CALCULATED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES

    Acquisitions recorded as purchases for accounting purposes have resulted, and in the future may result, in the recognition of significant amounts of goodwill and other purchased intangibles. The amortization of these assets will significantly reduce our future net income calculated in accordance with accounting principles generally accepted in the United States.

IF THE MARKETS FOR OUR PRODUCTS DO NOT DEVELOP AND EXPAND AS WE ANTICIPATE, DEMAND FOR OUR PRODUCTS MAY DECLINE, WHICH WOULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL PERFORMANCE

    The markets for our products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. Our success is expected to depend, in substantial part, on the timely and successful introduction of new products, upgrades of current products to comply with emerging industry standards, our ability to acquire technologies needed to remain competitive and our ability to address competing technologies and products. In addition, the following factors related to our products and the markets for them could have an adverse impact on our results of operations and financial performance:

  •
  if we are unable to introduce optical fiber and photonic component products or any other leading products, such as our glass for flat panel displays, that can command competitive prices in the marketplace;

  •
  if we are unable to maintain a favorable mix of products;

  •
  if the level of demand for our products by our customers does not continue. While this demand has been increasing in recent quarters, there is no assurance that this upward trend can be sustained. A leveling or declining demand or an unanticipated change in market demand for products based on a specific technology would adversely affect our ability to sustain recent operating and financial performance;

  •
  if we are unable to continue to develop new product lines to address our customers' diverse needs and the several market segments in which we participate. This requires a high level of innovation, as well as the accurate anticipation of technological and market trends; or

  •
  if we are not successful in creating the infrastructure required to support anticipated growth in product demand.

IF WE DO NOT ACHIEVE ACCEPTABLE YIELDS OR SUFFICIENT PRODUCT RELIABILITY, OUR OPERATING RESULTS COULD SUFFER

    The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in our manufacturing processes or those of our suppliers could significantly reduce our manufacturing yields and product reliability. In some cases, existing manufacturing techniques, which involve substantial manual labor, may be insufficient to achieve the volume or cost targets of our customers. We will need to develop new manufacturing processes and techniques to achieve targeted volume and cost levels. While we continue to devote substantial efforts to the improvement of our manufacturing techniques and processes, we may not achieve manufacturing volumes and cost levels in our manufacturing activities that will fully satisfy customer demands.

INTERRUPTIONS OF SUPPLIES FROM OUR KEY SUPPLIERS MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL PERFORMANCE

    Interruptions of supplies from our key suppliers could disrupt production or impact our ability to increase production and sales. We obtain several critical components used in production of telecommunications products from a limited number of suppliers, some of which are also our competitors. We do not have long-term or volume purchase agreements with every supplier, and may have limited options for alternative supply if these suppliers fail to continue the supply of components.

WE FACE INTENSE COMPETITION IN SEVERAL OF OUR BUSINESSES

    We face intense competition in several of our businesses. We expect that we will face additional competition from existing competitors and from a number of companies that may enter our markets. Since some of the markets in which we compete are characterized by rapid growth and rapid technology changes, smaller niche and start-up companies may become our principal competitors in the future. We must invest in research and development, expand our engineering, manufacturing and marketing capabilities and continue to improve customer service and support in order to remain competitive. While we expect to undertake the investment and effort in each of these areas, we cannot assure you that we will be able to maintain or improve our competitive position.

    Our competitors may have greater financial, engineering, manufacturing, marketing or other support resources. Market consolidation may create additional or stronger competitors and may intensify competition.

WE FACE PRICE PRESSURES IN EACH OF OUR LEADING BUSINESSES THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL PERFORMANCE

    We periodically face pricing pressures in each of our leading businesses as a result of intense competition, emerging new technologies, and manufacturing efficiencies in both the domestic and the international marketplaces. While we will work toward reducing our costs to respond to pricing pressures, we may not be able to achieve proportionate reductions in costs.

WE MAY EXPERIENCE DIFFICULTIES IN OBTAINING OR PROTECTING INTELLECTUAL PROPERTY RIGHTS

    We may encounter difficulties, costs or risks in protecting our intellectual property rights or obtaining rights to additional intellectual property to permit us to continue or expand our businesses. Other companies, including some of our large competitors, hold patents in our industries and the intellectual property rights of others could inhibit our ability to introduce new products in our field of operations unless we secure licenses on commercially reasonable terms.

WE FACE RISKS RELATED TO OUR INTERNATIONAL OPERATIONS AND SALES

    We have customers located outside the United States, as well as significant foreign operations, including manufacturing and sales. As a result of these international operations, we face a number of risks, including:

  •
  the difficulty of effectively managing our diverse global operations;

  •
  change in regulatory requirements;

  •
  tariffs and other trade barriers;

  •
  political and economic instability in foreign markets; and

  •
  fluctuations in foreign currencies which may make our products less competitive in countries in which local currencies decline in value relative to the dollar.

IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL, OUR RESULTS OF OPERATIONS AND FINANCIAL PERFORMANCE MAY SUFFER

    Our future success will be determined in part by our ability to attract and retain, in a highly competitive marketplace, key scientific and technical personnel for our research, development and engineering efforts. Our business also depends on the continued contributions of our executive officers and other key management and technical personnel. While we believe that we have been successful in attracting and retaining key personnel, we cannot assure you that we will continue to be successful in the future.

IF WE PROVIDE CUSTOMER FINANCING IN THE FUTURE, IT COULD EXPOSE US TO THE TERM CREDIT QUALITY OF OUR CUSTOMERS

    We have not provided any customer financing to date. However, the competitive environment in which we operate may require us to provide medium-term and long-term customer financing in the future. If we do so, we will be exposed to the term credit quality of our customers. In the event of economic uncertainty or reduced demand for customer financings in the capital and bank markets, we may be required to continue to hold some customer financing obligations for longer periods prior to placement with third-party lenders.

OUR QUARTERLY RESULTS MAY FLUCTUATE

    We expect to continue to experience fluctuations in our quarterly results. All of the concerns we have discussed under "Risk Factors" could affect our operating results. In addition, our operating results may be affected by:

  •
  seasonality;

  •
  the timing of the receipt of product orders from a limited number of major customers;

  •
  the announcement and introduction of new products by us;

  •
  expenses associated with litigation; and

  •
  the costs associated with the acquisition or disposition of a business.

We may experience modification and rescheduling of orders by customers in the future, if there are reductions in capital spending and inventory adjustments by our customers in response to a less certain demand and a softer market.

OUR COMMON STOCK PRICE HAS EXPERIENCED AND MAY CONTINUE TO EXPERIENCE SUBSTANTIAL VOLATILITY

    The market price of our common stock has been, and is likely to continue to be, highly volatile because of the following factors:

  •
  fluctuations in our quarterly results;

  •
  announcements by our competitors and customers of technological innovations or new products;

  •
  developments with respect to patents or proprietary rights; and

  •
  general market conditions.

    In addition, changes in the market's valuation of telecommunications equipment stocks, and in particular those that participate in supplying optical fiber and photonic products, could cause our common stock to be volatile or decline from current levels, possibly significantly. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, which fluctuation may also cause the price of our common stock to decline.

    Our results of operations and financial performance in future quarters may not meet the expectations of public market securities analysts and investors and that could cause significant volatility in the price of our common stock.

A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL CAPITAL THAT WE MAY NEED

    Although we believe existing cash balances, cash flows from operations, available lines of credit, and proceeds from our previous securities offerings will be sufficient to meet our capital requirements in the foreseeable future, we may be required to seek additional financing to compete effectively in these markets. We cannot precisely determine the timing and amount of such capital requirements and they will depend on several factors, including our acquisitions and the demand for our products and products under development. The price of our common stock declined from the highs attained in 2000. This decline could limit our ability to access the equity capital markets on terms and in the amounts that may be satisfactory to us.

Other

    Additional information in response to Item I is found in Note 3 (Information by Operating Segment) of the Notes to Consolidated Financial Statements appearing on pages 64 through 68 and Five Years in Review—Historical Comparison appearing on pages 87 and 88.

    Except as otherwise indicated by the context, the terms "Corning" or "Company" as used herein, mean Corning Incorporated and its consolidated subsidiaries.

Item 2. Properties

    Corning operates a total of 96 manufacturing plants and processing facilities, 52 of which are located in the United States. Corning owns substantially all of its executive and corporate buildings, which are located in Corning, New York. Corning also owns substantially all of its manufacturing and research and development facilities and more than half of its sales and administrative facilities.

    During the last five years, Corning has invested $4.6 billion in property, construction, expansion, and modernization for continuing operations. Of the $1.7 billion committed in 2000, $392.1 million was spent on facilities outside the United States.

    Manufacturing, sales and administrative, and research and development facilities at consolidated locations have an aggregate floor space of approximately 21.2 million square feet. Distribution of this total area is:

(million square feet)	Total	Domestic	Foreign
Manufacturing	15.8	9.2	6.6
Sales and administrative	3.5	1.9	1.6
Research and development	1.9	1.6	0.3

	21.2	12.7	8.5

    Some facilities manufacture products included in more than one operating segment. Total assets and capital expenditures by operating segment are included in Note 3 (Information by Operating Segment) of the Notes to Consolidated Financial Statements appearing on pages 64 through 68. Information concerning lease commitments is included in Note 14 (Commitments, Contingencies, Guarantees and Hedging Activities) of the Notes to Consolidated Financial Statements appearing on pages 82 and 83.

    In the opinion of management, Corning's facilities are suitable and adequate for production and distribution of the Company's products. At December 31, 2000 Corning did not own any significant amounts of surplus or idle property.

Item 3. Legal Proceedings

    There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

    Environmental Litigation.  Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $17.1 million for its estimated liability for environmental cleanup and litigation at December 31, 2000. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

    Dow Corning Bankruptcy.  Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation. On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The bankruptcy filing stayed the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions. In the period from December 1996 through February 1998, Dow Corning filed a plan of reorganization and two amended plans, each of which was opposed by creditor representatives. In 1998, Dow Corning and the Tort Claimants Committee engaged in extended negotiations and reached certain compromises. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan). The Joint Plan and related disclosure materials were mailed to claimants for their approval. Following a favorable vote from all but four classes of creditors, a hearing to confirm the Joint Plan was held in mid 1999. On November 30, 1999, the Bankruptcy Court entered an order confirming the Joint Plan and indicated that certain written opinions would follow. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. A number of parties opposing the Joint Plan filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants filed a notice of appeal seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue. On November 13, 2000, the District Court entered an Order affirming the Bankruptcy Court's November 30, 1999 Order confirming the Joint Amended Plan and reversing the Bankruptcy Court's December 21, 1999 Opinion on the release and injunction provisions. One group of plaintiffs filed a motion for reconsideration in the District Court and the District Court entered a February 5, 2001 Opinion Denying Motion for Reconsideration, confirming that the Litigation Facility under the Joint Plan is the defendant in place of Dow Corning, Corning and Dow Chemical, and that Corning and Dow Chemical are not named defendants for direct claims. Approximately 20 appeals were filed from the District Court's Order and are pending in the Sixth Circuit Court of Appeals, which is expected to rule in the second half of 2001. After all appeals are exhausted, if the Joint Plan is upheld but the shareholder releases are effective only for those voting in favor of the Joint Plan, Corning would expect to defend any remaining claims against it on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and the state courts as described under the heading Implant Tort Lawsuits immediately hereafter. With respect to the possibility of additional direct or indirect claims against Corning if the full releases are not reinstated in the Joint Plan, management believes that such claims lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

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

    Implant Tort Lawsuits.  Corning and Dow Chemical, the shareholders of Dow Corning Corporation, have been named in a number of state and federal tort lawsuits alleging injuries arising from Dow Corning's implant products. The claims against the shareholders allege a variety of direct or indirect theories of liability. From 1991 through December 31, 2000, Corning has been named in approximately 11,470 state and federal tort lawsuits, some of which were filed as class actions or on behalf of multiple claimants. In 1992, the federal breast implant cases were coordinated for pretrial purposes in the United States District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In 1993, Corning obtained an interlocutory order of summary judgment, which was made final in April 1995, dismissing Corning from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. The District Court entered several orders directing that Corning be dismissed from each case pending in or later transferred to the Northern District of Alabama after Dow Corning filed for bankruptcy protection. In state court litigation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. On July 30, 1997, the judgment in California became final when the Supreme Court of California dismissed further review as to Corning. In Louisiana, Corning was awarded summary judgment dismissing all claims by plaintiffs and a cross-claim by Dow Chemical on February 21, 1997. On February 11, 1998, the intermediate appeals court in Louisiana vacated this judgment as premature. The Louisiana cases were transferred to the United States District Court for the Eastern District of Michigan, Southern District (the Michigan Federal Court) to which substantially all breast implant cases were transferred in 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 70 pending cases (including some cases with multiple claimants), in addition to the transferred Louisiana cases. In the fourth quarter of 1997, Corning moved for summary judgment in the Michigan Federal Court to dismiss these remaining cases by plaintiffs as well as the third party complaint and all cross-claims by Dow Chemical. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998, but has deferred its ruling in light of the proceedings in the Bankruptcy Court. Based upon the information developed to date and recognizing that the outcome of complex litigation is uncertain, management believes that the risk of a materially adverse result in the implant litigation against Corning is remote and believes the implant litigation against Corning will be resolved without material impact on Corning's financial statements.

    Federal securities case.  A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. This action is pending in the United States District Court for the Southern District of New York. The class consists of those purchasers of Corning stock in the period from June 14, 1989 to January 13, 1992 who allegedly purchased at inflated prices due to the non-disclosure or concealment of material information and were damaged when Corning's stock price declined in January 1992 after the Food and Drug Administration (FDA) requested a moratorium on Dow Corning's sale of silicone gel implants. No amount of damages is specified in the complaint. In 1997 the Court dismissed the individual defendants from the case. In December 1998, Corning filed a motion for summary judgment requesting that all claims against it be dismissed. Plaintiffs requested the opportunity to take depositions before responding to the motion for summary judgment. The Court permitted limited additional discovery of certain Dow Corning, Corning and Dow Chemical officers and directors. These depositions were completed in the second quarter of 1999. On September 23, 1999, the Court granted in part the request by plaintiffs for certain additional documentary discovery. In April 2000, the District Court ordered two additional depositions, one of which would be that of Dow Corning's former General Counsel. Because it believes the deposition will necessarily impinge on privileged information, Dow Corning filed a petition with the United States Court of Appeals for the Second Circuit seeking immediate relief. The Second Circuit ruling is expected in the first half of 2001. The discovery process is continuing and the Court has set no schedule to address the still pending summary judgment motion. Corning intends to continue to defend this action vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the possibility of a materially adverse verdict is remote.

    Shin Etsu Quartz Products Company.  In July 1999 and February 2000, Shin Etsu Quartz Products Company filed two patent suits in Japan against Corning for alleged patent infringement of two patents relating to the properties of fused silica materials used in the optical components of stepper machines. The suits request damages and an injunction preventing sales of infringing products in Japan. Corning has denied infringement and has argued that the patents are invalid or unenforceable. Corning intends to defend these suits vigorously. While recognizing that litigation is inherently uncertain, based upon the information developed to date, management believes that Corning has good defenses to Shin Etsu's claims and that the likelihood of a materially adverse outcome is remote.

    Sumitomo Electric Industries, Inc.  In September 2000, Sumitomo Electric Industries, Inc. filed a patent infringement suit in the Federal Court in North Carolina and asserted that Corning was infringing three Sumitomo U.S. patents relating to optical fiber. The complaint also asserted that a Corning patent relating to optical fiber was invalid. The suit seeks damages in an unspecified amount for the alleged infringement of the Sumitomo patents, an injunction restraining infringement, and a declaration that the Corning patent is invalid. Since the filing of the complaint, Corning has met with Sumitomo. It is Corning's position that the three Sumitomo patents are either not infringed or are invalid and there is no basis for a holding that the Corning patent is invalid. On December 13, 2000, Sumitomo amended its complaint to add a fourth patent, which it contends is infringed by Corning, and served the amended complaint on Corning. Management is prepared to defend this action vigorously and, recognizing that the outcome of litigation is uncertain, believes it has strong defenses to Sumitomo's claims.

    Stanford University and Litton Systems.  In October 2000, the Board of Trustees of Stanford University and Litton Systems filed a patent suit in the U.S. District Court for the Central District of California against Corning and other optical amplifier makers for alleged infringement of a patent relating to optical amplifiers. The suit requested unspecified damages and an injunction preventing sales of infringing products. The suit was settled in December 2000 and Litton has granted a license to Corning.

    Quest Diagnostics.  Government Investigations and Related Claims. On December 31, 1996, Corning completed the spin-off of its health care services businesses by the distribution to its shareholders of the Common Stock of Quest Diagnostics Incorporated (Quest Diagnostics) and Covance Inc. (Covance). In connection with these distributions, Quest Diagnostics assumed financial responsibility for the liabilities related to the contract research business. Corning agreed to indemnify Quest Diagnostics against all monetary penalties, fines or settlements for any governmental claims arising out of alleged violations of applicable federal fraud and health care statutes and relating to billing practices of Quest Diagnostics and its predecessors that were pending at December 31, 1996. Corning also agreed to indemnify Quest Diagnostics for 50% of the aggregate of all judgment or settlement payments made by Quest Diagnostics that are in excess of $42 million in respect of claims by private parties (i.e., nongovernmental parties such as private insurers) that relate to indemnified or previously settled governmental claims and that allege over billings by Quest Diagnostics, or any existing subsidiaries of Quest Diagnostics, for services provided prior to December 31, 1996; provided, however, such indemnification is not to exceed $25 million in the aggregate and that all amounts indemnified against by Corning for the benefit of Quest Diagnostics are to be calculated on a net after-tax basis. Such share of judgments or settlement payments does not cover (i) any governmental claims that arise after December 31, 1996 pursuant to service of subpoena or other notice of such investigation after December 31, 1996, (ii) any nongovernmental claims unrelated to the indemnified governmental claims or investigations, (iii) any nongovernmental claims not settled prior to December 31, 2001, (iv) any consequential or incidental damages relating to the billing claims, including losses of revenues and profits as a consequence of exclusion for participation in federal or state health care programs or (v) the fees and expenses of litigation. Quest Diagnostics settled a significant matter with the Department of Justice late in 2000, requiring Corning to reimburse $9 million to Quest Diagnostics. As a result, in the fourth quarter of 2000 Corning released reserves totaling $12.5 million after tax that were in excess of the indemnified settlement between Quest Diagnostics and the Department of Justice.

    Pittsburgh Corning Corporation.  Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. As of the bankruptcy filing on April 16, 2000, PCC had in excess of 240,000 open claims. In the first quarter of 2000, after incurring adverse verdicts in five trials involving 19 claimants, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. At the time of its Chapter 11 filing, PCC sought and obtained a temporary restraining order and filed a motion for a preliminary injunction against the prosecution of asbestos actions against its two shareholders. The preliminary injunction has been extended by stipulation of the parties and by court order to May 21, 2001 to enable the parties to negotiate a plan of reorganization for PCC. Upon expiration of the injunction on or after May 21, 2001, PCC, PPG Industries and Corning will have 90 days to seek removal and transfer of stayed cases that have not been resolved through a plan of reorganization. As a result of PCC's bankruptcy filing, Corning recorded an after tax charge of $36.3 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products, all of which are stayed pursuant to the injunction of the bankruptcy court. Before PCC filed for bankruptcy protection, Corning was dismissed from similar claims as cases against PCC proceeded to trial. The Chapter 11 filing may lead to additional claims against Corning with related costs of defense, charges and expenses. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld. Management is continuing to investigate Corning's options for defending claims against it, which might include vigorously defending itself on all fronts or exploring a global settlement through the bankruptcy process. The range of cost for these options (net of insurance) cannot be estimated at this time, although management believes these matters will be resolved without a materially adverse impact on Corning's financial position.

    Astrium.  In December 2000, Astrium, SAS and Astrium, Ltd. filed a complaint for negligence in the United States District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries (prior to Corning's acquisition of NetOptix) in such a way that the amount of electricity the satellite can produce and their effective life were materially reduced. Corning has denied that the coatings produced by NetOptix or its subsidiaries caused the damage alleged in the complaint or that it is legally liable for any damages which Astrium may have experienced. No depositions or formal discovery have yet been taken and it is too early to form a definitive opinion about the outcome of the litigation. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that there are good defenses to these claims and believes they will be resolved without material impact on Corning's financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

(a)
A special meeting of shareholders of the registrant was held on November 8, 2000.

(c)
Amendment of Certificate of Incorporation to increase the number of authorized shares of Common Stock from 1,200,000,000 to 3,800,000,000.

For	Against	Abstain	Broker Non-Vote
224,859,840	24,455,208	1,154,808	-0-

            Approval of the 2000 Employee Equity Participation Program

For	Against	Abstain	Broker Non-Vote
140,862,109	76,083,855	1,335,109	32,188,783

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

    This information is included in Quarterly Operating Results and Related Market Data, Five Years in Review—Historical Comparison, and Investor Information, appearing on pages 86 through 90.

Item 6. Selected Financial Data

    This information is included in Five Years in Review—Historical Comparison appearing on pages 87 and 88.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Corning's financial performance in 2000 was strong as the company recorded sales at $7.1 billion, the highest sales ever in its 149-year history. In 2000, Corning continued its strategy of growth through research and development, capacity expansion, new product development in key growth markets and acquisitions. Corning also saw the results of past investments in acquisitions, capital expenditures and research and development begin to contribute to 2000 earnings.

    Overall, Corning reported robust results in 2000 as each of its three segments experienced sales growth over 1999 which was also a very strong year. Sales growth in 2000 was most pronounced in the Telecommunications Segment where demand for Corning's premium fiber, cable and photonic products, driven by the growth of the Internet, and the impact of acquisitions generated high double-digit growth. The Telecommunications and Information Display Segments demonstrated strong earnings performances in 2000 as both segments more than doubled their 1999 earnings.

Business Combinations

    In 2000, Corning completed 12 strategic business combinations valued at approximately $10 billion within the Telecommunications Segment, including the pooling of interests with Oak Industries, Inc. (Oak) in January 2000. The largest purchases closed in the year included:

  •
  the acquisition of Pirelli S.p.A.'s (90%) and Cisco Systems Inc.'s (10%) optical components and devices business (Pirelli acquisition),

  •
  the acquisition of NetOptix Corporation, a manufacturer of thin film filters for use in dense wavelength division multiplexing (DWDM) components,

  •
  the acquisition of Siemens AG's worldwide optical fiber and cable systems and equipment business, including its 50% ownership in Siecor Corporation and Siecor GmbH (Siemens transaction).

    Each of these transactions supports Corning's strategic growth initiatives in the Telecommunications Segment and also strengthens and broadens Corning's portfolio of businesses. See Note 2 of the Notes to Consolidated Financial Statements for more information on business combinations for 2000, 1999 and 1998.

    Allocation of the purchase price of the acquisitions resulted in charges related to purchased in-process research and development (IPRD) in certain acquisitions. Further discussion regarding these charges is included on page 26.

Capital Expenditures

    In 2000, Corning committed $1.7 billion in capital spending, more than double any other year in its history. The capital spending plan for 2001 will approximate $2.5 billion. Corning's 2000 and 2001 spending concentrates on key growth prospects in optical fiber and cable, photonics and the display technologies businesses. Significant capital expenditures in 2000 were as follows:

  •
  $610 million to expand capacity for optical fiber and cable,

  •
  $295 million to expand capacity of liquid crystal display glass,

  •
  $265 million to expand capacity in photonics.

Research and Development

    Corning's growth strategy is not solely dependent upon acquisitions, but also calls for a continuous commitment to internal growth through research and development. Corning's dedication to excellence through research and development was evidenced in 2000 as Corning spent an unprecedented $540 million. Corning anticipates increasing research and development to more than $700 million in 2001. In 2000 Corning introduced the following main products resulting from its discovery efforts:

  •
  MetroCor™, a premium fiber solution for optical communications in the metropolitan marketplace.

  •
  Corning microarray products for applications in human genome research.

  •
  EAGLE2000, fusion formed glass for applications in the liquid crystal display business.

  •
  PurePath™, optical switches for wavelength division multiplexing systems in the optical networking business.

Outlook

    Looking forward to 2001, Corning will continue to invest in new product development, capacity expansion and external growth. Corning expects its sales will grow by 20% to 25% and that each segment's net income will show double-digit growth.

Other

    The consolidated financial statements presented for 1999 and 1998 have been restated to include the financial position and results of operations of Oak to reflect the pooling of interests accounting used in the Oak merger consummated on January 28, 2000.

    All share and per share amounts have been restated to reflect the three-for-one stock split of Corning common stock that became effective October 3, 2000.

RESULTS OF CONTINUING OPERATIONS

    Consolidated sales in 2000 were $7.1 billion, a 50% increase over 1999. Excluding the impact of acquisitions, Corning's consolidated sales in 2000 increased 36% over 1999. In 1999, consolidated sales totaled $4.7 billion, a 24% increase over 1998. Strong demand for Corning's new premium fiber, cable and photonics products and the impact of acquisitions contributed to the overall sales growth. Sales growth for 2000 was most pronounced in the Telecommunications Segment where the impact of acquisitions and demand for Corning's premium fiber, cable and photonics products drove year over year sales growth of 73%. Excluding acquisitions, sales in Telecommunications grew 50% over 1999.

    Corning's income from continuing operations totaled $409.5 million in 2000, a decrease compared to $511.0 million in 1999, primarily due to substantial non-cash acquisition-related charges. Income from continuing operations increased 44% from $354.8 million in 1998, a year in which results were adversely impacted by economic factors in Asia, to $511.0 million in 1999. Diluted earnings per share from continuing operations was $0.46 per share in 2000 compared to $0.65 per share in 1999. In 1999, diluted earnings per share from continuing operations increased 37% from $0.47 per share in 1998 to $0.65 per share.

    Corning's 2000, 1999 and 1998 results were impacted by significant nonrecurring items including gains and losses on the disposition and restructuring of businesses, IPRD charges, other acquisition-related charges and impairment losses. In addition, as a result of its acquisition strategy, Corning began to record significant amounts of amortization of purchased intangibles and goodwill in 2000. These amounts will increase in 2001 as a result of transactions completed throughout 2000.

    Corning believes a better understanding of the changes in its operating results is provided by comparing its operating results on a pro forma basis excluding amortization of purchased intangibles and goodwill, purchased IPRD costs, one-time acquisition costs and nonrecurring items. This measure is not in accordance with, or an alternative for, generally accepted accounting principles (GAAP) and may not be consistent with measures used by other companies. It should be considered supplemental data.

    Pro forma net income in 2000 totaled $1.1 billion and pro forma earnings per share was $1.23, an increase of 108% and 84%, respectively, over 1999. Pro forma net income in 1999 was $524.7 million, or $0.67 per share, an increase of 32% and 26%, respectively, over 1998. Corning calculates pro forma net income from net income from continuing operations as follows (after tax and in millions):

	Year Ended December 31,
	2000	1999	1998
Net income from continuing operations	$409.5	$511.0	$354.8
Nonoperating gains	(4.2)	(9.5)	(22.9)
Amortization of purchased intangibles, including goodwill	218.4	21.8	17.4
In-process research and development charges	399.3
Other acquisition-related charges	43.4
Provision for impairment and restructuring charges, net		1.4	49.2
Gain in equity in earnings of associated companies	(11.7)
Impairment of equity investment	36.3

Pro forma net income	$1,091.0	$524.7	$398.5

Pro forma diluted earnings per share	$1.23	$0.67	$0.53

See Non-Segment Results on page 22 for a discussion of these nonrecurring items.

OPERATING SEGMENTS

    Corning groups its products into three operating segments: Telecommunications, Advanced Materials and Information Display. Corning also includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income. Information about the performance of Corning's operating segments is presented below. Segment amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments. In the first quarter of 2000, Corning changed the performance measurement of its operating segments to a new metric—segment net income excluding amortization of purchased intangibles and goodwill, purchased IPRD costs, one-time acquisition costs and other nonrecurring items. This measure is not in accordance with GAAP and may not be consistent with measures used by other companies. The segment results for 1999 and 1998 have been restated to conform to the new measure.

    Corning prepared the financial results for its three operating segments on a basis that is consistent with the manner in which Corning management internally disaggregates financial information to assist in making internal operating decisions. Corning has allocated some common expenses among segments differently than it would for stand alone financial information prepared in accordance with GAAP. The nonrecurring items noted above are excluded from segment net income, but are described more fully in Non-Segment Results.

Telecommunications (In millions)	2000	1999	1998
Net sales	$5,120.7	$2,958.2	$2,139.6
Research, development and engineering expenses	$390.4	$260.8	$203.7
Interest expense	$69.0	$58.8	$39.8
Segment earnings before minority interest and equity earnings	$677.2	$330.4	$265.3
Minority interest in (earnings) losses of subsidiaries	3.0	(34.6)	(38.0)
Equity in earnings of associated companies	1.0	14.9	22.7

Segment net income	$681.2	$310.7	$250.0

Segment earnings before minority interest and equity earnings as a percentage of segment sales	13.2%	11.2%	12.4%
Segment net income as a percentage of segment sales	13.3%	10.5%	11.7%

    The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment, photonic modules and components and optical networking devices for the worldwide telecommunications industry.

2000 vs. 1999

    Sales in the Telecommunications Segment increased 73% over 1999 to $5.1 billion. Excluding acquisitions, sales growth was 50%. The sales growth in the segment was led primarily by volume gains in the optical fiber and cable business, hardware and equipment and photonic technologies businesses. Segment net income more than doubled in 2000 compared to 1999. The percentage increase in segment net income exceeds the increase in sales, reflecting an overall increase in segment gross margin percentage and a decrease in research, development and engineering as a percentage of sales.

    Sales in the optical fiber and cable business in 2000 increased approximately 70% over 1999 to approximately $2.9 billion. The increase in sales resulted chiefly from the impact of acquisitions and strong volume gains for LEAF® optical fiber. Volume growth continues to be driven by regional, local and long-haul telephone companies and cable television operators, including significant European carriers benefiting from continued deregulation of the telecommunications industry throughout Europe. Approximately $460 million of the increase in optical fiber and cable sales primarily resulted from the following acquisitions:

  •
  the acquisition of the remaining 50% interest in Siecor GmbH and the cabling business previously owned by Siemens in the first quarter of 2000,

  •
  the acquisition of the optical cable business from BICC, plc and the remaining 50% interest in Optical Waveguides Australia, Pty. Ltd. in the second quarter of 1999.

    Excluding the impact of these acquisitions, sales in the optical fiber and cable business increased 42% for the year principally due to volume gains of almost 50%, reflecting continued strong demand for Corning's premium fiber products. Volume of premium fiber and cable products, including Corning's LEAF optical fiber, more than doubled over the same period in 1999. Price declines ranged between 5% and 10% for Corning's optical fiber and cable products in comparison with last year. The weighted-average optical fiber and cable price in 2000 remained relatively stable compared to 1999. The rate of price declines for cabled products slowed throughout 2000 commensurate with the worldwide tightening of supply of optical fiber.

    As a result of continued strong worldwide demand for optical fiber and cable, Corning continued to produce at maximum manufacturing capacity and invest capital to further expand capacity. The following optical fiber capacity expansion announcements were made in 2000 (approximate amounts):

  •
  In December, Corning announced plans to invest in a new optical fiber manufacturing facility in Oklahoma City, OK with construction to begin in 2001 and production to start in 2004. In February 2001, Corning's board of directors approved a $400 million investment for the project.

  •
  In December, Corning announced plans to invest an additional $450 million in its Concord, NC facility creating the largest optical fiber plant in the world by 2004.

  •
  In September, Corning announced plans to upgrade and expand its Deeside, North Wales facility by investing $50 million. This investment will increase capacity for the optical fiber manufacturing facility by over 50%.

  •
  In February, Corning announced a $750 million expansion of its Concord and Wilmington, NC fiber production facilities which are expected to come on-line in late 2001 and 2002.

    The effect of all the expansions announced in 2000 will permit Corning to increase its manufacturing capacity for optical fiber 20% in 2001 and at least 25% per year from 2002 to 2004.

    Net income from the optical fiber and cable business increased approximately 84% in 2000 compared to 1999. The strong earnings performance is due to volume growth in high-data rate products, relatively stable pricing and a shift to a higher premium product mix.

    Sales in the telecommunications hardware and equipment business, including the Gilbert Connectors business acquired in the Oak merger, increased over 82% in 2000 to approximately $1.02 billion. This increase resulted from a higher volume of existing products, the Siemens transaction and particularly strong demand from cable television customers, offset in part by price declines. Excluding acquisitions, sales increased 57% over 1999. Overall net income almost doubled over 1999 largely due to volume increases.

    The photonic technologies business, including the Lasertron business acquired in the Oak merger, manufactures photonic modules and components primarily for the optical amplification market. Sales in this business more than doubled over 1999 to approximately $970 million. The business realized strong volume gains in 2000 led by new product sales, growth in amplifier sales and acquisitions. The operating performance in this business improved in 2000 as the business became solidly profitable due to strong volume, productivity gains and more cost efficient access to pump lasers achieved through the acquisition of Lasertron. Corning continues to invest heavily in research and development in this business.

    Photonic technologies is an integral part of Corning's capital spending plan. Corning is investing significant capital to support the business and in early 2001 and 2000 announced the following capital expansion plans (approximate amounts):

  •
  In February 2001, Corning announced plans to invest $150 million at Optical Technologies in Milan, Italy to increase capacity of the business purchased from Pirelli.

  •
  In December, Corning announced plans to invest $150 million at Benton Park, PA effectively increasing capacity of amplifier modules by 50% and dispersion compensation modules over 200%.

  •
  In August, Corning announced plans to invest $80 million in constructing a new passive components manufacturing facility in Henrietta, NY. The investment will double production of fiber-based passive components and is expected to begin production in early 2001.

  •
  In July, Corning announced a $225 million expansion of Corning Lasertron in Nashua, NH that combined with the $45 million expansion announced in April 2000 will increase the existing capacity of Corning Lasertron products by six times over the next two years.

  •
  In June, Corning announced a $50 million investment in its Erwin, NY facility to bolster capacity for photonic modules.

  •
  In April, Corning announced a $50 million investment for the addition of a second amplifier assembly plant in Benton Park, PA. Startup production began in the third quarter with initial shipments in early October. This expansion will more than double Corning's module and amplifier manufacturing capacity.

  •
  In February, Corning and Samsung Electronics announced the formation of an equity-venture to mass produce micro optic products. Samsung Corning Micro-Optics will manufacture DWDM packaged components. In June, Corning and Samsung Electronics announced the approval of a $110 million capacity expansion in the equity-venture that will quadruple its production of DWDM components.

    During the third quarter of 2000, the optical networking business which designs and manufactures wavelength management products and optical switch modules, began shipments of its wavelength management products to customers. Sales for 2000 were approximately $10 million. This business operated at a loss due to significant research and development investments. In August, Corning announced plans to invest $20 million to increase its capacity for the manufacture of wavelength management products. This investment will increase capacity of PurePath products by six times and is expected to become operational in the third quarter of 2001.

    The other business in this segment is the Controls and Connectors business acquired in the Oak merger. This business manufactures control systems, switches, and encoders and also designs and manufactures devices used in wireless, wireline and fiber-optic applications. Sales in this business increased 14% in 2000 to approximately $240 million. Net income from this business improved slightly, moving from breakeven in 1999 to modest profitability in 2000, primarily due to volume increases.

    Sales to Corning's largest customer accounted for approximately 12% of the Telecommunications Segment sales in 2000, including a significant portion of total sales in the photonic technologies business. Sales to this customer in 1999 were approximately 11% of the Telecommunication Segment sales.

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

    Sales in the optical fiber and cable business in 1999 increased 45% over 1998 to approximately $1.7 billion. The increase in sales resulted primarily from the impact of acquisitions and volume gains. Approximately $220 million of the increase in optical fiber and cable sales resulted from the following acquisitions:

  •
  the acquisition of the optical cable business from BICC, plc and the remaining 50% interest in Optical Waveguides Australia, Pty. Ltd. in the second quarter of 1999,

  •
  the acquisition of Optical Fibres in December 1998.

    Excluding the impact of these acquisitions, sales in the optical fiber and cable business increased approximately 38% for the year due to volume gains of approximately 40%, reflecting continued strong demand for Corning's premium fiber products. Volume growth continues to be driven by regional, local and long-haul telephone companies and cable television operators, including large European carriers. These operators and carriers are installing optical fiber and adding new services to increase network capacity, as well as reducing operating costs. Volume of premium fiber and cable products, including Corning's new LEAF optical fiber, tripled over the same period in 1998. Price declines ranged between 10% and 20% for Corning's optical fiber and cable products in comparison with 1998. However, the weighted-average optical fiber and cable price in 1999 declined approximately 5% compared to 1998, due to the higher mix of premium product sales. The rate of price declines slowed during the second half of 1999 commensurate with the worldwide tightening of supply of optical fiber.

    Net income from the optical fiber and cable business increased more than 30% in 1999 compared to 1998. The percentage increase in net income is lower than that of sales because of increased volume of lower margin products, start-up costs incurred at the Concord facility and lower equity earnings.

    Sales in the telecommunications hardware and equipment business increased 17% in 1999 to approximately $560 million. This increase resulted primarily from a higher volume of existing products and particularly strong demand from cable television customers, offset in part by price declines. Overall net income increased only 7%, as increased volume was offset by lower margins due to price declines.

    The photonic technologies business realized strong volume gains throughout 1999 led by new product sales. Sales in this business increased 64% in 1999 to approximately $475 million compared to 1998 sales of approximately $295 million. The operating performance in this business improved substantially in 1999 as a result of manufacturing efficiencies and cost reductions. Due to continued investment in research and development, this business incurred a loss; however, the overall results improved approximately 30% in comparison to 1998.

    Corning continues to invest significantly in the research and development of future technologies, including spending on products within the optical switching market. Corning invested approximately $30 million in 1999 on these products.

    The other business in this segment, the controls and connectors business, reported a sales increase of 23% in 1999 to approximately $210 million. The increase was primarily a result of the addition of sales from Tele Quarz, which was acquired in the fourth quarter of 1998. Excluding this acquisition, sales increased by 5%. Net income from these businesses declined 84%, primarily due to costs associated with the reorganization of the business' North American operations and the inclusion of the results of Tele Quarz, whose products sell at lower margins.

    Outlook:  Sales in the Telecommunications Segment are expected to trend upward by approximately 25% in 2001, led by the following factors:

  •
  the continued demand for Corning's cabled premium fiber products, including LEAF and MetroCor,

  •
  growth in demand for Corning's photonic technology devices, particularly from new products and customers,

  •
  full year contributions from acquisitions completed in 2000 including the Pirelli acquisition, the Siemens transaction, NetOptix, NZ Applied Technologies (NZAT) and IntelliSense Corporation.

    In early 2001, several customers in both the optical fiber and photonic technologies businesses announced that their order rate may be lower than expected. In addition, capital availability issues have caused the overall telecommunications market to soften. Corning has implemented a process to allocate fiber volume to previously unmet customer needs and has plans to add new customers and control spending to mitigate the impact of market softness.

    Segment net income is expected to continue its double-digit growth as sales gains, cost reductions in optical fiber and cable and photonics products, and the elimination of integration costs related to the Siemens transaction should more than offset increased research and development spending and capacity expansion related costs.

Advanced Materials (In millions)	2000	1999	1998
Net sales	$1,086.0	$1,053.9	$1,020.1
Research, development and engineering expenses	$120.3	$94.5	$80.0
Interest expense	$18.2	$22.7	$16.7
Segment earnings before minority interest and equity earnings	$88.0	$90.9	$75.9
Minority interest in losses of subsidiaries			0.3
Equity in earnings of associated companies	22.6	21.7	17.6

Segment net income	$110.6	$112.6	$93.8

Segment earnings before minority interest and equity earnings as a percentage of segment sales	8.1%	8.6%	7.4%
Segment net income as a percentage of segment sales	10.2%	10.7%	9.2%

    The Advanced Materials Segment manufactures specialized products with unique applications utilizing glass, glass ceramic and polymer technologies.

2000 vs. 1999

    Sales in the Advanced Materials Segment increased 3% in comparison to 1999 to approximately $1.1 billion, chiefly due to growth in the semiconductor materials business and the environmental technologies business, which more than offset sales declines due to the divestiture of the Quanterra business in January 2000. Excluding the impact of the divestiture, sales improved almost 10%. Segment net income remained relatively flat in 2000 in comparison to last year as net income gains in most businesses were offset by losses in the life sciences business and flat equity earnings.

    Sales in the environmental technologies business, the largest business in the segment and a manufacturer of catalytic converter substrates, increased almost 3% over 1999 to approximately $410 million. The growth in sales resulted from a strong worldwide automotive market in 2000 and increased market penetration of Corning's thin-wall products coupled with increases in the base substrate business that was partially offset by the weak Euro. Earnings in this business decreased approximately 12%, principally due to start-up costs of new plants in South Africa and China and elevated research and development spending on diesel substrate programs. South Africa began to ship products in September and China is expected to start shipments in 2001.

    Sales in the life sciences business, a supplier of advanced microplates, high-density microarrays and other laboratory products, of approximately $250 million were down over 6% in comparison to 1999 as the business continues to see a shift in spending in the pharmaceutical industry from traditional products to genomics. The business reported a small loss in 2000 compared to a small profit in 1999. The loss was primarily due to an increased commitment to research and development and marketing costs associated with the launch of Corning's microarray technology products in the third quarter of 2000. Excluding start-up costs related to microarrays, earnings were flat compared to 1999.

    Sales in Corning's other Advanced Materials businesses, including semiconductor materials and ophthalmic products, increased over 9% from 1999 to approximately $425 million. This increase was led by elevated sales of high purity fused silica products in the semiconductor materials business which more than offset the impact of the divestiture of Quanterra in January. Excluding the divestiture of Quanterra, sales improved over 32%. Earnings from these businesses more than doubled over 1999 due largely to increased volume and despite flat performances from Eurokera and Keraglass, S.N.C., French based manufacturers of glass ceramic cooktops.

1999 vs. 1998

    Sales in the Advanced Materials Segment increased 3% in comparison to 1998 to approximately $1.1 billion, primarily due to growth in the environmental technologies business, offset by lower sales in the ophthalmic business. Segment net income increased 20% in 1999 in comparison to the prior year. This significant increase resulted from sales gains, as well as manufacturing efficiencies, in the environmental technologies business. Increased equity earnings also contributed to segment results.

    Sales in the environmental technologies business increased 12% over 1998 to approximately $400 million. The increase in sales in this business resulted primarily from the introduction of Corning's new thin-wall ceramic substrate product and strong sales in North America. Earnings in this business increased over 30%, reflecting the strong sales gains and manufacturing efficiencies. To meet anticipated demands for emission control products, Corning started construction on a new $80 million wholly owned manufacturing facility in China and announced plans to build a finishing facility in South Africa.

    Sales in the life sciences business in 1999 of approximately $265 million were flat in comparison to 1998 sales reflecting the impact of divestitures in 1998 and 1999. Excluding the impact of divestitures, sales in this business increased 9% in 1999 as a result of strong volume gains in the advanced life science market. Earnings in this business decreased significantly in 1999, primarily due to higher research and development spending on advanced life science products.

    Sales in Corning's other Advanced Materials businesses decreased 2% from 1998 to approximately $390 million. Sales of high purity fused silica products in the semiconductor materials business continued to be impacted by softness in the semiconductor manufacturing equipment industry, particularly during the first half of the year. During the latter part of 1999, Corning brought a portion of its manufacturing facility near Charleston, SC on-line as demand increased. Sales in the ophthalmic business in 1999 were impacted by the continued erosion in the worldwide demand for glass optical products, due to the consumer's increased preference for plastic lenses. Earnings from the other Advanced Materials businesses remained flat in comparison to 1998, as these sales declines were offset by increased equity earnings from Eurokera and Keraglass, S.N.C.

    In January 2000, Corning sold Quanterra Incorporated to Severn Trent Laboratories for $35 million. Concurrent with management's decision to dispose of this business, Corning recognized an impairment loss in the third quarter of 1999 of $15.5 million ($10.0 million after tax) and a nonoperating gain of $6.8 million ($4.2 million after tax) in the first quarter of 2000. Neither of these events are included in the results of the Advanced Materials Segment.

    Outlook:  Segment sales in 2001 are expected to increase 8% to 10%. Volumes in high purity fused silica are expected to increase. Sales of environmental technologies are expected to be flat due to the recent slowdown in the domestic automotive market. Life science products, particularly the new microarray products, also are expected to continue to grow. Segment net income is expected to increase in 2001 reflecting these sales gains, aggressive cost reduction initiatives and the wind-down of startup costs in environmental technologies offset in part by the continued investment in research and development spending on advanced life science products and diesel substrates.

Information Display (In millions)	2000	1999	1998
Net sales	$894.1	$701.2	$644.7
Research, development and engineering expenses	$29.2	$22.9	$23.7
Interest expense	$19.1	$11.2	$10.0
Segment earnings before minority interest and equity earnings	$114.2	$57.6	$39.2
Minority interest in earnings of subsidiaries	(26.7)	(22.7)	(27.6)
Equity in earnings of associated companies	144.5	67.8	44.9

Segment net income	$232.0	$102.7	$56.5

Segment earnings before minority interest and equity earnings as a percentage of segment sales	12.8%	8.2%	6.1%
Segment net income as a percentage of segment sales	26.0%	14.6%	8.8%

    The Information Display Segment manufactures glass panels and funnels for televisions and CRTs (conventional video components), liquid crystal display glass for flat panel displays (display technologies) and precision lens assemblies for projection video systems.

2000 vs. 1999

    Sales in the Information Display Segment increased 28% in 2000 to approximately $895 million, primarily due to strong growth in the display technologies and precision lens businesses. Segment net income more than doubled as did equity earnings, reflecting increased earnings in each business over 1999.

    Sales in the conventional video components business remained relatively flat in 2000 in comparison to 1999 at approximately $355 million due to slightly lower volumes offset in part by price increases as the supply of television glass began to tighten. Earnings in this business increased 83% in comparison to 1999 primarily due to higher equity earnings, in addition to cost reductions and the impact of volume and mix as a shift to higher premium products occurred in 2000. The increase in equity earnings reflects improved volume and stable pricing at Samsung Corning Company Ltd. (Samsung Corning), a manufacturer based in South Korea that produces glass panels and funnels for television and display monitors.

    Sales in the display technologies business in 2000 increased 76% over 1999 to approximately $335 million. This significant increase was the result of continued strong demand for the business' liquid crystal glass for flat panel displays, led by increased penetration into the desktop display market. Earnings in this business more than doubled compared to 1999, reflecting strong volume gains and stable pricing. Also equity earnings from Samsung Corning Precision Glass Company Ltd. (Samsung Corning Precision), a Korean manufacturer of liquid crystal display glass, more than doubled largely due to strong volume gains in the Korean marketplace.

    The market for flat panel displays continues to grow annually in double digits. As a result, Corning continued to produce at maximum manufacturing capacity. In 2000, capacity doubled at Corning's facility in Japan and at Samsung Corning Precision's facility in Korea. The previously announced construction of a new finishing facility in Taiwan is on schedule to begin production in 2001. Corning invested approximately $295 million in the display technologies business in 2000 to increase capacity of liquid crystal glass.

    Sales in the precision lens business increased 32% in 2000 to over $205 million as a result of strong volume growth for projection televisions driven by demand for larger size digital television sets in the entertainment market sector. Earnings in this business increased 59% over 1999 primarily due to volume gains, manufacturing efficiencies and the refocusing of product lines. In October, Corning announced a $55 million investment in this business to increase capacity of projection television assemblies by more than 60%.

    During the fourth quarter of 2000, Samsung Corning recognized a nonoperating gain of $23.4 million from the divestment of its 40% interest in Samsung Corning Precision. Corning's $11.7 million share of this gain is excluded from segment equity earnings.

1999 vs. 1998

    Sales in the Information Display Segment increased 9% in 1999 to approximately $700 million in comparison to 1998, primarily due to growth in the display technologies business, partially offset by declines in the conventional video components business. Segment net income almost doubled, reflecting strong equity earnings and gains within the display technologies business.

    Sales in the conventional video components business declined 6% in 1999 to approximately $355 million, primarily due to volume declines and price reductions caused by a surplus of television glass. Earnings in this business decreased approximately 5% as the impact of volume and price declines more than offset higher equity earnings, cost reductions and the elimination of tank repair costs incurred in the prior year. The increase in equity earnings reflects strong volume and stable pricing at Samsung Corning.

    Sales in the display technologies business in 1999 increased almost 60% compared to 1998 to approximately $190 million. This significant increase was the result of strong demand for the business' liquid crystal glass for flat panel displays, led by increased penetration into the desktop display market. Earnings in this business increased substantially in 1999, compared to 1998, reflecting volume gains, stable pricing and manufacturing improvements, along with significant equity earnings from Samsung Corning Precision. The increase in earnings from Samsung Corning Precision was primarily due to strong volume gains in the Korean marketplace and favorable exchange rates.

    Sales in the precision lens business increased 8% in 1999 to approximately $155 million as a result of strong volume growth for projection televisions driven by demand for larger size televisions in the entertainment market sector. Earnings in this business increased approximately 25% in 1999 compared to 1998, primarily due to volume gains and manufacturing efficiencies.

    Outlook:  Sales in the Information Display Segment are expected to increase by approximately 20% in 2001 and segment net income is expected to increase by double-digit growth rates. These expected improvements are primarily led by the liquid crystal display business but with solid support from the precision lens business. Capacity expansions will come on-line in 2001 in both businesses to meet strong anticipated demand. In addition to increased volume, cost reduction programs in each business will contribute to the anticipated improvement in earnings.

NON-SEGMENT RESULTS

    Corning's non-segment results include the operations of Steuben, a crystal manufacturer, and equity earnings from small strategic investments that are not aligned with Corning's three operating segments. In addition, the results of operating segments do not include nonoperating gains, amortization of purchased intangibles and goodwill, acquisition-related expenses including IPRD charges, or restructuring and impairment charges.

Nonoperating gains

    In 2000, Samsung Corning recorded a fourth quarter nonoperating gain of $23.4 million from the divestment of its 40% interest in Samsung Corning Precision. Corning's $11.7 million share of this gain is included in equity in earnings of associated companies.

    In 2000, Corning recorded a first quarter nonoperating gain of $6.8 million ($4.2 million after tax) on the sale of Quanterra Incorporated to Severn Trent Laboratories for approximately $35 million.

    In 1999, Corning recorded a third quarter nonoperating gain of $30.0 million ($9.5 million after tax and minority interest) as a result of the sale by Siecor Corporation of Republic Wire and Cable for approximately $52 million in cash and short-term notes.

    In 1998, Corning recorded a second quarter nonoperating gain of $20.5 million ($13.2 million after tax) as a result of the merger between Molecular Simulations, Inc. and Pharmacopeia, Inc. The 1998 results also include a fourth quarter nonoperating gain of $19.2 million ($9.7 million after tax) related to the divestiture of several small life sciences businesses.

Amortization of purchased intangibles and goodwill

    Amortization of purchased intangibles and goodwill totaled $245.0 million ($218.4 million after tax) in 2000 compared to $27.8 million ($21.8 million after tax) in 1999 and $22.2 million ($17.4 million after tax) in 1998. Amortization of purchased intangibles and goodwill primarily relates to purchase business combinations. See Note 2 of the Notes to Consolidated Financial Statements for more information on purchase business combinations. Amortization of purchased intangibles and goodwill will increase in 2001 and will include charges for the entire year related to transactions completed late in 2000.

Acquisition-related expenses

    In the fourth quarter of 2000, Corning recorded a non-tax deductible IPRD charge of $322.9 million related to the Pirelli acquisition.

    In the second quarter of 2000, Corning recorded a non-tax deductible IPRD charge of $50.7 million related to the acquisitions of IntelliSense ($6.7 million) and NZAT ($44.0 million).

    In the first quarter of 2000, Corning recorded an IPRD charge of $42.0 million ($25.7 million after tax) related to the acquisition of Photonics Technology Research Center (PTRC).

    In the first quarter of 2000, Corning recorded a charge for acquisition costs related to the merger of Oak of $47.0 million ($43.4 million after tax) primarily comprised of legal and investment banking fees.

    Charges for IPRD are described in more detail beginning on page 26.

Restructuring and impairment charges

    In the first quarter of 2000, Corning discontinued recognition of equity earnings from Pittsburgh Corning Corporation (PCC) and recorded a charge to impair its investment for $36.3 million due to PCC's decision to file for bankruptcy protection and reorganization under Chapter 11 for asbestos litigation. See page 10 for further detail.

    In the third quarter of 1999, Corning recognized an impairment charge of $15.5 million ($10.0 million after tax) in connection with management's decision to sell Quanterra Incorporated.

    In the second quarter of 1998, Corning recorded a restructuring charge of $84.6 million ($49.2 million after tax and minority interest). The charge was comprised of early retirement incentives offered to certain salaried non-union employees 55 years old or older satisfying service criteria and severance costs associated with workforce reductions of other non-union employees. The restructuring charge related to approximately 650 employees, all of whom were terminated as of June 30, 1999. Corning determined in the fourth quarter of 1999 that the total costs of the incentive package would be less than anticipated. Consequently, Corning released restructuring reserves totaling $14.1 million ($8.6 million after tax) in the fourth quarter of 1999. All payments associated with this program have been made at December 31, 2000. Management estimates that the annualized cost savings related to these programs is approximately $30 million per year after taxes.

TAXES

    Corning's effective tax rate for continuing operations was 58.9% in 2000, 30.7% in 1999 and 31.0% in 1998. The increase in 2000 was primarily due to the large amounts of nondeductible amortization of purchased intangibles and goodwill along with nondeductible purchased IPRD charges associated with acquisitions occurring in 2000. Excluding the impact of these and other nonrecurring items, the effective income tax rate was 32.4% in 2000, 30.0% in 1999 and 30.8% in 1998. The higher 2000 rate in comparison to 1999 was due to a higher percentage of Corning's earnings resulting from consolidated entities with higher effective tax rates. Note 6 of the Notes to Consolidated Financial Statements reconciles the effective tax rate to the statutory tax rate.

RESULTS OF DISCONTINUED OPERATIONS

    On December 31, 1996, Corning distributed shares of Quest Diagnostics Incorporated and Covance Inc., which collectively comprised Corning's Health Care Services Segment, to its shareholders on a pro rata basis (the Distributions). Corning agreed to indemnify Quest Diagnostics on an after-tax basis for the settlement of certain government claims and against certain other claims that were pending at December 31, 1996. Coincident with the Distributions, Corning recorded a payable to Quest Diagnostics of approximately $25 million, which was management's best estimate of amounts which were probable of being paid by Corning to Quest Diagnostics to satisfy the remaining indemnified claims on an after-tax basis. Quest Diagnostics settled a significant matter with the Department of Justice late in 2000 requiring Corning to reimburse Quest Diagnostics $9 million. As a result, in the fourth quarter Corning released reserves totaling $12.5 million after tax in excess of the indemnified settlement between Quest Diagnostics and the Department of Justice.

    On April 1, 1998, Corning completed the recapitalization and sale of a controlling interest in its consumer housewares business (the Consumer transaction). Corning's Consolidated Financial Statements report the consumer housewares business as discontinued operations.

    Results of discontinued operations in 1999 and 1998 pertain to the consumer housewares business and include operating results through March 31, 1998. During the fourth quarter of 1999, certain indemnification agreements related to this transaction expired. As a result, Corning recorded income from discontinued operations in 1999 of $4.8 million after tax from the release of reserves provided at the date of the transaction. Income from discontinued operations in 1998 totaled $66.5 million and included an after-tax gain from the transaction of $67.1 million recognized in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

    Corning's working capital increased from $430.2 million at the end of 1999 to $2,685.7 million at the end of 2000. The ratio of current assets to current liabilities was 2.4 at the end of 2000 compared to 1.3 at the end of 1999. The increase in working capital is due primarily to financing transactions, higher accounts receivable and inventory balances and a reduction in short term debt. Corning's long-term debt as a percentage of total capital decreased from 35% at year-end 1999 to 27% at the end of

2000. The decrease is largely due to equity offerings totaling 79.35 million shares and over 90 million shares issued in business combinations during 2000.

    Corning has ready access to capital markets and issues stock and debt from time to time to fund its growth. In 2000, Corning completed the following significant financing transactions:

  •
  In November, Corning issued 34.5 million shares of Corning common stock to generate net proceeds of approximately $2.4 billion.

  •
  In November, Corning offered $2.7 billion of senior unsecured zero coupon convertible debentures due in 2015. The net proceeds from the debentures approximated $2 billion.

    A portion of the proceeds from both November offerings were used to finance the approximate $3.6 billion cash portion of the Pirelli acquisition in December 2000. The remaining proceeds will be used for general corporate purposes.

  •
  In January 2000, Corning issued 44.85 million shares of Corning common stock to generate net proceeds of approximately $2.2 billion.

  •
  In February 2000, Corning completed an offering of 500 million Euro-denominated securities which generated net proceeds of approximately $485 million.

    A portion of the proceeds from both the January and February financing transactions were used to fund the Siemens acquisition, repay debt assumed in the merger with Oak and satisfy all of Corning's outstanding commercial paper obligations.

    Also in support of Corning's growth strategy and to enhance its financial flexibility, in August 2000, Corning renegotiated a revolving line of credit totaling $2 billion, which expires August 17, 2005. As of December 31, 2000 there were no borrowings under the facility.

    Corning filed a $4 billion global shelf registration statement in August 2000 that was later amended to $4.8 billion. The November financing transactions have substantially depleted its capacity. Corning will file a shelf registration in the first quarter of 2001 in accordance with its policy to readily access capital markets.

    Corning believes that its financial condition is strong and that its cash, short-term investments, operating cash flows and access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements, future capital expenditures related to the expansion of existing businesses and external growth.

CASH FLOWS

    Cash and short-term investments at the end of 2000 increased from 1999 by $1.5 billion. This increase is the result of operating and financing activities which provided cash of $1.4 billion and $6.7 billion, respectively, offset by investing activities which used $6.6 billion of cash. Cash and short-term investments at the end of 1999 increased from 1998 by $221.2 million. This increase is the result of operating and financing activities which provided cash of $866.9 million and $303.9 million, respectively, offset partially by investing activities which used $932.9 million of cash.

    Net cash provided by operating activities was $1,421.2 million, $866.9 million and $682.2 million in 2000, 1999 and 1998, respectively. The increase in net cash provided by operating activities in 2000 primarily resulted from significant non-cash acquisition-related charges, higher depreciation and amortization of purchased intangibles and goodwill, increased tax benefits related to stock options offset by an increase in accounts receivable and inventory. The increase in net cash provided by operating activities in 1999 as compared to 1998 primarily resulted from the increase in net income from continuing operations before depreciation and amortization.

    Net cash used in investing activities was $6,549.1 million, $932.9 million and $182.8 million in 2000, 1999 and 1998, respectively. The increase in net cash used in investing activities in 2000 was primarily attributable to increased net cash used for capital expenditures and acquisitions of businesses including the Pirelli acquisition, the Siemens transaction, Champion Products Inc. and PTRC. The increase in net cash used in investing activities in 1999 as compared to 1998 primarily resulted from capital expenditures.

    Corning has invested significant cash in capital expansions in the last three years. Capital spending in 2000 totaled $1.7 billion, $196 million of which was unpaid at year-end and recorded in accounts payable at December 31, 2000. Capital spending totaled $757.1 million and $730.4 million in 1999 and 1998, respectively. The high level of capital spending since 1998 relates primarily to capacity expansions in Corning's growth businesses and expanded research and development facilities. Corning's 2001 capital spending program anticipates a requirement of approximately $2.5 billion.

    Net cash provided by or (used in) financing activities was $6,648.2 million, $303.9 million and $(378.2) million in 2000, 1999 and 1998, respectively. The increase in net cash provided by financing activities was primarily due to proceeds from issuance of common stock related to two common stock offerings in 2000 and proceeds from issuance of debt generated by the offering of Euro denominated debt and zero coupon convertible debentures. The increase in net cash provided by financing activities in 1999 from 1998 was primarily due to an increase in proceeds from issuance of debt.

    Corning did not repurchase any of its common stock in 2000. Cash used to repurchase stock totaled $96.2 million and $74.3 million in 1999 and 1998, respectively. These amounts include Oak's historical repurchases of its stock. Corning repurchased 4.2 million and 6.0 million shares of its common stock in 1999 and 1998, respectively.

    Dividends paid to common shareholders in 2000 totaled $210.7 million compared with $175.7 million in 1999 and $166.8 million in 1998. The increase is due to an increase in the number of shares outstanding.

    Cash used in discontinued operations totaled $1.6 million, $12.5 million and $172.0 million in 2000, 1999 and 1998, respectively. The high level of cash used in discontinued operations in 1998 is primarily a result of transaction costs and tax payments related to the Consumer transaction.

IN-PROCESS RESEARCH AND DEVELOPMENT

    Corning completed a number of purchase acquisitions in 2000. As part of analyzing each of these acquisitions, Corning made a decision to buy technology that had not yet been commercialized rather than develop the technology internally. Corning based this decision on a number of factors, including the amount of time it would take to bring the technology to market. Corning also considered its internal research resource allocation and its progress on comparable technology, if any. Corning expects to use the same decision process in the future.

    In connection with the acquisitions accounted for under the purchase method, management is responsible for estimating the fair value of the assets and liabilities acquired. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisitions.

    Amounts allocated to purchased IPRD were established through recognized valuation techniques in the high technology communications industry. Certain projects were acquired for which technological feasibility had not been established at the date of acquisition and for which no alternative future uses existed. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" as interpreted by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," amounts assigned to IPRD meeting the above criteria must be charged to expense at the date of consummation of the purchase.

    The value allocated to projects for which a charge was recorded was determined by the traditional income approach, which discounts expected future debt-free income to present value. The discount rates used were specific to each project and were derived from a cost of capital for each specific acquisition target, adjusted upward for the stage of completion of each project.

    Expected future debt-free income was derived with the following considerations:

  •
  Revenues were estimated based on relevant market size, growth trends in the industry and individual product sales cycles.

  •
  Estimated operating expenses included cost of goods sold, selling, general and administrative expenses, and research and development expenses to maintain the products once they have been introduced.

  •
  Estimated tax expenses were specific to each acquired entity and its tax profile.

  •
  For certain projects, as appropriate, a return on core technology was deducted based upon market standards for licensed existing technology and a return on assets was deducted based upon industry comparisons.

    The nature of the efforts to develop the acquired technology into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the product can meet market expectations. Corning expects that products incorporating the acquired technology from these projects will be completed and will begin to generate cash flows over the next five years following integration.

    Management expects to continue supporting these research and development efforts. This support is not expected to change Corning's research and development expense trends. However, the timing and success of development of these technologies remains a risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competition in the marketplace.

    The following is a more detailed discussion of the valuations associated with acquisitions for which such charges have been recorded:

Optical Technologies USA (OTUSA)

    On December 12, 2000, Corning completed the acquisition of Pirelli's optical components and devices business based in Milan, Italy. This business had significant research and development projects ongoing at the time of the acquisition. Twelve of these projects were valued as IPRD projects. Projected debt-free income was initially discounted using a rate of 17% to reflect the weighted-average cost of capital (entity risk) for this entity. Each product was also discounted to account for the research project's stage of development. Corning recorded a non-tax deductible IPRD charge of $322.9 million in the fourth quarter of 2000.

    Failure to achieve the expected levels of revenue and net income from these products could negatively impact the return on investment expected at the time that the acquisition was completed and potentially result in impairment of other assets related to this investment.

    Costs to complete the in-process research programs are expected to approximate $25 million to $30 million. These projects have been categorized into four product technologies as follows:

Lithium Niobate Modulators

    OTUSA is developing a number of different lithium niobate modulators. Lithium niobate modulators are ideally suited for use in high-speed, long-haul optical communications networks. The technology has been chosen by a majority of long-haul equipment suppliers because it has the best combination of optical, electronic and reliability performance. Five of the research projects qualified as IPRD projects, and the completion percentages of these five projects ranged from 10%-90%. A non-tax deductible charge of $235.0 million was recognized and the value of individual modulator projects in-process ranged from $18.8 million to $82.5 million.

Submarine Products

    OTUSA's optical components and devices business is continuing to develop high reliability 980 nanometer (nm) pump laser chips and modules for submarine use. These devices are components within an optical amplifier. At the acquisition date, two IPRD projects with completion percentages of 10% and 50% were valued. A non-tax deductible charge of $25.6 million resulted from 980 nm pump laser submarine projects in process. Individual research values were $2.9 million and $22.7 million.

Gratings

    At the date of acquisition, three qualifying gratings programs with completion percentages ranging from 20%-85% were valued. A non-tax deductible IPRD charge of $16.6 million resulted from gratings programs. Individual in-process projects were valued between $2.4 million and $10.6 million.

Specialty Fiber

    Two specialty fiber programs at OTUSA's optical components and devices business met the definition of IPRD. Specialty fibers are used in conjunction with several other components to make an erbium doped fiber amplifier, which boosts the strength of the optical signal. At the acquisition date, these projects were 40% and 60% complete. A non-tax deductible IPRD charge of $45.7 million resulted from specialty fiber programs, with the largest program being valued at $42.0 million.

IntelliSense

    On June 12, 2000, Corning completed the acquisition of the remaining shares of IntelliSense, a manufacturer and developer of micro-electro-mechanical systems (MEMs), or small electro-mechanical, micro-fabricated devices. MEMs technology, when integrated with optics and packaging expertise, enables the development of optical add-drop switches and optical cross connects, that are expected to play a key role in the development and build out of the optical networking layer. As of the acquisition date, IntelliSense had three qualifying research projects underway. These research and development projects are anticipated to result primarily in the development of new telecommunications products. Projected debt-free income was initially discounted using a rate of 20% to reflect the weighted-average cost of capital (entity risk) for IntelliSense. Each product was also discounted to account for the research project's stage of development. The completion percentages ranged from 10%-90%. At the acquisition date, the projected costs to complete the IPRD programs approximated $20 million. Corning recorded a $6.7 million IPRD charge in the second quarter of 2000. No project valued exceeded $4.5 million.

    If none of the projects are successfully completed, Corning may lose an opportunity to capitalize on emerging markets. Failure of any single project would not materially impact Corning's financial condition, results of operations or liquidity.

    In all material respects, the research projects have progressed as planned at acquisition.

NZ Applied Technologies

    On May 5, 2000, Corning completed the acquisition of NZAT. NZAT was developing a line of high speed, solid-state components for DWDM systems, such as variable optical attenuators, that will meet industry demands for speed and quality. Of these projects, four were determined to meet the criteria for purchased IPRD as of the acquisition date. Projected debt-free income was initially discounted using a rate of 21% to reflect the weighted-average cost of capital (entity risk) for NZAT. Each product was also discounted to account for the research project's stage of development. The completion percentages ranged from 10%-80%. At the acquisition date, the projected costs to complete the IPRD programs approximated $10 million. A $44.0 million non-tax deductible IPRD charge was recognized and the value of individual projects ranged from $0.5 million to $29.3 million.

    If none of the projects are successfully completed, Corning may lose an opportunity to capitalize on emerging markets. Failure of any single project would not materially impact Corning's financial condition, results of operations or liquidity.

    In the fourth quarter of 2000, NZAT completed certain product development milestones for its variable optical attenuator products.

Photonics Technology Research Center

    On February 14, 2000, Corning acquired British Telecommunication's PTRC. Located in Suffolk, UK, the PTRC had extensive research and development efforts underway at the acquisition date including work on planar integrated optics, semiconductor optical amplifiers, electro-absorption modulators, and optical networking devices. Seven projects were determined to meet the criteria for purchased IPRD. Projected debt-free income was determined for each of the projects and initially discounted using a rate of 35% to reflect the weighted-average cost of capital (entity risk) for PTRC. Each product was also discounted to account for the research project's stage of development. The completion percentages ranged from 50%-80%. At the acquisition date, the projected costs to complete the IPRD programs approximated $40 million. A $42.0 million ($25.7 million after tax) IPRD charge was recognized and the value of individual projects ranged from $0.1 million to $16.0 million.

    If none of the projects are successfully completed, Corning may lose an opportunity to capitalize on emerging markets. Failure of any single project would not materially impact Corning's financial condition, results of operations or liquidity.

    Overall, substantial progress has been made on these projects, and the assumptions used to value these projects have not substantially changed since the acquisition date.

DOW CORNING CORPORATION

    Corning is a 50% owner of Dow Corning Corporation (Dow Corning), a manufacturer of silicones. The other 50% of Dow Corning is owned by The Dow Chemical Company (Dow Chemical).

    On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code, as a result of several negative developments related to the breast implant litigation. At that time, Corning management believed it was impossible to predict if and when Dow Corning would successfully emerge from Chapter 11 proceedings. As a result, Corning recorded an after-tax charge of $365.5 million to fully reserve its investment in Dow Corning and discontinued recognition of equity earnings from Dow Corning in 1995. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The bankruptcy filing stayed the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions. In the period from December 1996 through February 1998, Dow Corning filed a plan of reorganization and two amended plans, each of which was opposed by creditor representatives. In 1998, Dow Corning and the Tort Claimants Committee engaged in extended negotiations and reached certain compromises. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan). The Joint Plan and related disclosure materials were mailed to claimants for their approval. Following a favorable vote from all but four classes of creditors, a hearing to confirm the Joint Plan was held in mid 1999.

    On November 30, 1999, the Bankruptcy Court entered an order confirming the Joint Plan and indicated that certain written opinions would follow. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. A number of parties opposing the Joint Plan filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants filed a notice of appeal seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue. On November 13, 2000, the District Court entered an Order affirming the Bankruptcy Court's November 30, 1999 Order confirming the Joint Amended Plan and reversing the Bankruptcy Court's December 21, 1999 Opinion on the release and injunction provisions. One group of plaintiffs filed a motion for reconsideration in the District Court and the District Court entered a February 5, 2001 Opinion Denying Motion for Reconsideration, confirming that the Litigation Facility under the Joint Plan is the defendant in place of Dow Corning, Corning and Dow Chemical, and that Corning and Dow Chemical are not named defendants for direct claims. Approximately 20 appeals were filed from the District Court's Order and are pending in the Sixth Circuit Court of Appeals, which is expected to rule in the second half of 2001. After all appeals are exhausted, if the Joint Plan is upheld but the shareholder releases are effective only for those voting in favor of the Joint Plan, Corning would expect to defend any remaining claims against it on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and the state courts as described under the heading Implant Tort Lawsuits (Item 3). With respect to the possibility of additional direct or indirect claims against Corning if the full releases are not reinstated in the Joint Plan, management believes that such claims lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

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

PITTSBURGH CORNING CORPORATION

    Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. As of the bankruptcy filing on

April 16, 2000 PCC had in excess of 240,000 open claims. In the first quarter of 2000, after incurring adverse verdicts in five trials involving 19 claimants, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. At the time of its Chapter 11 filing, PCC sought and obtained a temporary restraining order and filed a motion for a preliminary injunction against the prosecution of asbestos actions against its two shareholders. The preliminary injunction has been extended by stipulation of the parties and by court order to May 21, 2001 to enable the parties to negotiate a plan of reorganization for PCC. Upon expiration of the injunction on or after May 21, 2001, PCC, PPG Industries and Corning will have 90 days to seek removal and transfer of stayed cases that have not been resolved through a plan of reorganization. As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36.3 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products, all of which are stayed pursuant to the injunction of the bankruptcy court. Before PCC filed for bankruptcy protection, Corning was dismissed from similar claims as cases against PCC proceeded to trial. The Chapter 11 filing may lead to additional claims against Corning with related costs of defense, charges and expenses. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld. Management is continuing to investigate Corning's options for defending claims against it, which might include vigorously defending itself on all fronts or exploring a global settlement through the bankruptcy process. The range of cost for these options (net of insurance) cannot be estimated at this time, although management believes these matters will be resolved without a materially adverse impact on Corning's financial position.

ENVIRONMENT

    Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $17.1 million for its estimated liability for environmental cleanup and related litigation at December 31, 2000. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of Corning's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

EFFECTS OF INFLATION

    Amounts reflected in the financial statements do not provide for the effect of inflation on operations or financial position. The expenses and asset values, specifically those related to long-lived assets, reflect historical cost and do not necessarily represent replacement cost or charges to operations based on replacement cost. Corning's operations provide funds which, along with other sources, are sufficient to replace fixed assets as necessary. Net income would be lower than reported if the effects of inflation were reflected by charging operations for replacement costs.

MARKET RISK DISCLOSURES

    Corning operates and conducts business in many foreign countries and as a result is exposed to movements in foreign currency exchange rates. Corning's exposure to exchange rate effects includes:

  •
  Exchange rate movements on financial instruments and transactions denominated in foreign currencies which impact earnings.

  •
  Exchange rate movements upon conversion of net assets in foreign subsidiaries for which the functional currency is not the U.S Dollar which impact Corning's net equity.

    Corning's most significant foreign currency exposures relate to Japan, Korea and Western European countries. Corning selectively enters into foreign exchange forward and option contracts with durations generally 12 months or less to hedge its exposure to exchange rate risk on foreign source income and purchases. The hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on Corning's operating results. Corning also enters into foreign exchange forward contracts when situations arise where its foreign subsidiaries or Corning Incorporated enter into lending situations, generally on an intercompany basis, denominated in currencies other than their local currency. Corning does not hold or issue any derivative contracts that hedge its foreign currency denominated net asset exposures. In addition, prior to July 2000 one of Corning's subsidiaries entered into revenue sales contracts for certain of its revenues generated in foreign currencies. Such contracts were not subject to foreign currency gains or losses. Corning does not hold or issue derivative financial instruments for trading purposes.

    Equity in earnings of associated companies represented 36% of Corning's income from continuing operations in 2000. Excluding PCC, foreign-based affiliates comprised 100% of this amount. Exchange rate fluctuations and actions taken by management of these entities to reduce this risk can affect the earnings of these companies.

    Corning uses a sensitivity analysis to assess the market risk associated with its foreign currency exchange risk. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. At December 31, 2000, Corning and its consolidated subsidiaries had open forward contracts, open option contracts, foreign denominated debt and foreign cash and cash equivalent holdings with values exposed to exchange rate movements, all of which were designated as hedges at December 31, 2000. A 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $86 million.

    The nature of Corning's foreign exchange rate risk exposures have not changed materially from December 31, 1999, however Corning's acquisition activity has expanded its presence in international markets and thus increased the degree of its exposures overall.

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June 2000, the implementation of SAB 101 was delayed until the end of 2000. Corning was required to comply with SAB 101 in the fourth quarter of 2000 (retroactive to January 1, 2000). Corning's revenue recognition policy was in compliance with this guidance and as a result, SAB 101 had no effect on Corning's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138), an amendment of FAS 133. These amendments include allowing foreign-currency denominated assets and liabilities to qualify for hedge accounting, permit the offsetting of certain inter-entity foreign currency exposures that reduce the need for third party derivatives, redefines the nature of interest rate risk to avoid sources of ineffectiveness and excludes from applicability any contract that would otherwise meet the definition of a derivative but provide for the purchase or sale of nonfinancial assets that will be delivered in quantities expected to be used or sold by the reporting entity over a reasonable period in the normal course of business and/or which physical delivery is probable. Corning currently enters into derivatives in the form of foreign currency hedge instruments to reduce its exposure to exchange rate risk on foreign source income and purchases. Corning will adopt FAS 133 effective on January 1, 2001. At that time, Corning will record an unrealized gain of $2.3 million to other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedging instruments at adoption. FAS 133 will have no effect on results of operations at the date of adoption.

Item 8. Financial Statements

    See Item 14 (a) 1.

Item 9. Disagreements on Accounting and Financial Disclosures

    None.

PART III

Item 10. Directors and Executive Officers

    The following table sets forth information with respect to the executive officers and directors of the Company:

Name	Age	Position
Roger G. Ackerman(1) (5)	62	Chairman
John W. Loose(1) (5)	59	President and Chief Executive Officer
James B. Flaws(1) (5)	52	Executive Vice President and Chief Financial Officer
Norman E. Garrity(1) (5) (6)	59	Vice Chairman
Peter F. Volanakis(1) (5)	45	President, Corning Technologies
Wendell P. Weeks(1) (5)	41	President, Corning Optical Communications
Katherine A. Asbeck	44	Senior Vice President and Controller
Charles W. Deneka(7)	56	Executive Vice President and Chief Technology Officer
Robert L. Ecklin	62	Executive Vice President, Optical Communications
William D. Eggers	56	Senior Vice President and General Counsel
Alan T. Eusden	45	Senior Vice President and General Manager, Optical Fiber
Gerald J. Fine	43	Executive Vice President, Photonic Technologies
Kirk P. Gregg	41	Senior Vice President, Administration
Donald H. McConnell	57	Senior Vice President, Director—Science and Technology
A. John Peck, Jr.	61	Senior Vice President and Secretary
Mark S. Rogus	41	Vice President and Treasurer
Pamela C. Schneider	47	Senior Vice President—Human Resources and Diversity Officer
John Seely Brown(2)(3)	60	Director
John H. Foster	58	Director
Gordon Gund	61	Director
John M. Hennessy	64	Director
James R. Houghton	65	Director
James J. O'Connor(2)	64	Director
Deborah D. Rieman	51	Director
Catherine A. Rein(3)	58	Director
H. Onno Ruding(3)	61	Director
William D. Smithburg(2)(3)	58	Director
Hansel E. Tookes II(4)	53	Director

(1)
Member of Executive Committee

(2)
Member of Compensation Committee

(3)
Member of Audit Committee

(4)
To be nominated at 2001 Annual Meeting

(5)
Member of the Board of Directors

(6)
Retired February 2001

(7)
Retired January 2001

Executive Officers and Directors of the Registrant

Roger G. Ackerman  Chairman

    Mr. Ackerman joined Corning in 1962. In 1972 he was appointed president of Corhart Refractories Co. He was elected senior vice president and general manager of Corning Ceramics in 1975, a senior vice president in 1980, director of the Manufacturing and Engineering Division in 1981, and president and chief executive officer of MetPath Inc. (now Quest Diagnostics Incorporated) in 1983. In 1985, he was elected group president and a director. In 1990 Mr. Ackerman was elected president and in 1996 was elected chief executive officer. Mr. Ackerman retired from his chief executive officer position as of January 1, 2001. Mr. Ackerman is a director of The Pittson Company and The Massachusetts Mutual Life Insurance Company. Mr. Ackerman has been a member of Corning's Board of Directors since 1985.

John W. Loose  President and Chief Executive Officer

    Mr. Loose joined Corning in 1964 and subsequently held a variety of sales and marketing positions in the Consumer Products Division. In 1986 he was appointed vice president and general manager for the Asia-Pacific area. In 1988 he was appointed vice president for Corning International Corporation and president and chief executive officer of Corning Asahi Video Products Company and subsequently senior vice president, International. In April 1990 he was elected executive vice president responsible for the Information Display Group. In 1993, Mr. Loose became responsible for the consumer business and was elected president and chief executive officer of Corning Consumer Products Company. In 1996 he was elected President, Corning Communications. He was elected president and chief operating officer in 1999. In 2000, Mr. Loose was elected chief executive officer effective January 1, 2001. Mr. Loose is a director of Polaroid Corporation and has been a member of Corning's Board of Directors since 1996.

James B. Flaws  Executive Vice President and Chief Financial Officer

    Mr. Flaws joined Corning in 1973 and has held a variety of positions within Corning's Consumer Products group and in 1991 was appointed vice president and chief financial officer. Mr. Flaws was elected assistant treasurer of Corning Incorporated in 1993, vice president and controller effective as of February 1, 1997 and vice president-finance and treasurer effective as of May 16, 1997. He was elected senior vice president and chief financial officer in December, 1997. He was elected to his present position in 1999. Mr. Flaws has been a member of Corning's Board of Directors since December 2000.

Norman E. Garrity  Vice Chairman

    Mr. Garrity joined Corning in 1966 and subsequently served in a variety of manufacturing and engineering management positions. In 1979 he was appointed sales and marketing manager for Corning Electronics. In 1984 he was appointed general manager of the Electrical Products Division and subsequently appointed vice president. He was elected senior vice president in 1987 and executive vice president in 1990, responsible for the Specialty Materials Group and the manufacturing and engineering function. In 1996 he was elected President, Corning Technologies. He was elected vice chairman in 1999. Mr. Garrity resigned as Vice Chairman on February 7, 2001 and will retire in March of 2001.

Peter F. Volanakis  President, Corning Technologies

    Mr. Volanakis joined Corning in 1982 and subsequently held various marketing, development and commercial positions in several divisions. In 1991, he was appointed director of corporate marketing. In 1995, he was named executive vice president of Siecor Corporation. He was named senior vice president of Advanced Display Products in October 1997. Effective January 1, 1999, he was appointed executive vice president of the Advanced Display and Science Products Divisions. In December 2000, he was elected president, Corning Technologies effective January 1, 2001. Mr. Volanakis has been a member of Corning's Board of Directors since December 2000.

Wendell P. Weeks  President, Corning Optical Communications

    Mr. Weeks joined Corning in 1983 and has served in various accounting, business development, and business manager positions. In 1992, he was named general manager and director of external development, Opto-Electronics Components Business, division vice president in July 1994, and deputy general manager in June 1995. He was appointed vice president and general manager of the Telecommunications Products Division in March 1996 and senior vice president effective November 1, 1997. Effective January 1, 1999, he was appointed executive vice president of Opto-Electronics. In December 2000, he was elected president of Corning Optical Communications effective January 1, 2001. Mr. Weeks has been a member of Corning's Board of Directors since December 2000.

Katherine A. Asbeck  Senior Vice President and Controller

    Ms. Asbeck joined Corning in 1991 as director of accounting. She was appointed assistant controller in 1993, designated chief accounting officer in 1994 and elected vice president and controller effective as of May 16, 1997. In December 2000, she was elected senior vice president effective January 1, 2001.

Charles W. Deneka  Executive Vice President and Chief Technology Officer

    Mr. Deneka joined Corning in 1972 and subsequently held manufacturing, engineering and development positions in several divisions. In 1990, he was named vice president and director of Development responsible for new product development activities. In January 1995, he was appointed senior vice president and chief technical officer. He was elected to his present position in 1999. Mr. Deneka retired in January 2001.

Robert L. Ecklin  Executive Vice President, Optical Communications

    Mr. Ecklin joined Corning in 1961 and served in a variety of U.S. and international manufacturing and engineering managerial positions. For Corning Engineering he served as its vice president in 1982 and was appointed its president in 1983. In 1986 he became vice president of Business Development. Mr. Ecklin was appointed general manager of the Industrial Products Division in 1989 and senior vice president in 1990. Effective January 1, 1999, he was appointed executive vice president of the Environmental Products Division. Effective January 1, 2001, he was named Executive Vice President Optical Communications.

William D. Eggers  Senior Vice President and General Counsel

    Mr. Eggers joined Corning in 1997 as vice president and deputy general counsel. He was elected senior vice president and general counsel in February of 1998. Mr. Eggers was a Partner with the Rochester firm of Nixon, Hargrave, Devans & Doyle, LLP, before joining Corning, and was outside litigation counsel for Corning in a number of commercial matters.

Alan T. Eusden  Senior Vice President and General Manager, Optical Fiber

    Mr. Eusden joined Corning in 1983 and has held a variety of manufacturing and financial management positions within the Telecommunications Products and Specialty Materials Divisions. In 1994, he was appointed general manager of Corning GmbH. He was appointed division vice president and deputy general manager of the Telecommunications Products Division in April 1998 and was appointed division vice president and general manager-TPD in September 1998. He was elected vice president and general manager-Optical Fiber in January 1999, and appointed to his current position in December 2000 effective January 1, 2001.

Gerald J. Fine  Executive Vice President, Photonic Technologies

    Dr. Fine joined Corning in 1985 as a research scientist in the Research and Development Division and served as manager, Consumer Products Development for the division from 1990-1992. He held management positions for Corning Asahi Video Products and was named deputy general manager-Advanced Display Products in 1995. He was named vice president and general manager-Photonic Technologies Division in October 1997. In December 2000, Dr. Fine was appointed executive vice president-Photonic Technologies effective January 1, 2001.

Kirk P. Gregg  Senior Vice President, Administration

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

Donald H. McConnell  Senior Vice President, Director-Science and Technology

    Mr. McConnell joined Corning in 1966 and has held a variety of manufacturing and engineering management positions. He became division vice president-Corning Asahi Video Products in 1989 and was appointed division vice president-Product and Process Development, Science and Technology, in January 1995. Mr. McConnell was appointed vice president-Science & Technology in April 1997 and was named vice president-Science & Technology and technology delivery officer-Corning Optical Communications in March 1999. Effective January 2001, Mr. McConnell was elected Senior Vice President, Director-Science and Technology.

A. John Peck, Jr.  Senior Vice President and Secretary

    Mr. Peck joined Corning in 1972. He has served as assistant counsel and as associate counsel in the Legal Department. He was appointed assistant secretary in 1981, elected secretary in 1988, elected vice president in 1998 and elected senior vice president in December 2000 effective January 1, 2001.

Mark S. Rogus  Vice President and Treasurer

    Mr. Rogus joined Corning in 1996 as manager-corporate finance. In 1999 Mr. Rogus was appointed assistant treasurer. He was appointed to his current position in December 2000.

Pamela C. Schneider  Senior Vice President-Human Resources and Diversity Officer

    Ms. Schneider joined Corning in 1986 and has held a variety of financial management positions. In 1991 she was named chief financial officer of Corning Asahi Video Products. In January 1993, she was appointed vice president and chief financial officer for Corning Consumer Products Company and named vice president for Finance & Administration in 1995. She was named vice president-Human Resources and Diversity Officer in December 1997 and was appointed to her present position in December 1999.

John Seely Brown  Director

    Dr. Brown has been a member of Corning's Board of Directors since 1996. Dr. Brown has served Xerox Corporation since 1978 in various scientific research positions, in 1986 being elected vice president in charge of advanced research and being director of the Palo Alto Research Center from 1990 to 2000. Dr. Brown was named chief scientist of Xerox in 1992, and currently divides his time as chief scientist of Xerox and chief innovation officer of 12 Entreprenuring. Dr. Brown is a director of Polycom, Inc. and Varian Medical Inc.

John H. Foster  Director

    Mr. Foster has been a member of Corning's Board of Directors since 1994. Mr. Foster is founder and managing partner of Foster Management Company. He is the former chairman and chief executive officer of NovaCare, Inc. and executive vice president, member of the executive committee and a director of Avon, Inc. He is a trustee of the Hospital for Special Surgery and the Woodrow Wilson International Center for Scholars, a member of the Dean's Council of the Harvard School of Public Health and the Amos Tuck School Board of Overseers.

Gordon Gund  Director

    Mr. Gund has been a member of Corning's Board of Directors since 1990. Mr. Gund is, and since his election as a director of the Corporation has been, the principal owner of the Cleveland Cavaliers National Basketball Association team and a member of the Board of Governors of the National Basketball Association. He is a director of the Kellogg Company.

John M. Hennessy  Director

    Mr. Hennessy has been a member of Corning's Board of Directors since 1989. Mr. Hennessy became managing director of First Boston Corporation in 1974 after serving the public in various financial positions. In 1989 he was elected chairman of the executive board and group chief executive officer of CS First Boston Inc. He retired from the latter position on December 31, 1996. Since his retirement Mr. Hennessy served as chairman of Credit Suisse Private Equity Company until recently when he became executive advisor to Credit Suisse First Boston, Advisory Partners, LLC. Mr. Hennessy is a director of Credit Suisse Group, Zurich.

James R. Houghton  Director

    Mr. Houghton has been a member of Corning's Board of Directors since 1969. Mr. Houghton joined Corning in 1962. He was elected a vice president of Corning and general manager of the Consumer Products Division in 1968, vice chairman in 1971, chairman of the executive committee and chief strategic officer in 1980 and chairman and chief executive officer in April 1983, retiring in April 1996. Mr. Houghton is a director of Metropolitan Life Insurance Company and Exxon Mobil Corporation. He is a trustee of The Metropolitan Museum of Art, The Pierpont Morgan Library and The Corning Museum of Glass and a member of The Harvard Corporation.

James J. O'Connor  Director

    Mr. O'Connor has been a member of Corning's Board of Directors since 1984. Mr. O'Connor joined Commonwealth Edison Company in 1963. He became president in 1977, a director in 1978 and chairman and chief executive officer in 1980. In 1994 he was also named chairman and chief executive officer of Unicom Corporation, which then became the parent company of Commonwealth Edison, retiring in 1998. Mr. O'Connor is a director of Tribune Company, Smurfit-Stone Container Corporation and United Airlines.

Deborah D. Rieman  Director

    Dr. Rieman has been a member of Corning's Board of Directors since 1999. Dr. Rieman has more than twenty years of experience in the software industry. She is currently entrepreneur in residence at

U.S. Venture Partners. From 1995 to 1999, she served as president and chief executive officer of Check Point Software Technologies Incorporated. Dr. Rieman is a director of Altera Corporation and Alchemedia Corporation.

Catherine A. Rein  Director

    Ms. Rein has been a member of Corning's Board of Directors since 1990. Ms. Rein joined Metropolitan Life Insurance Company in 1985, being named executive vice president in charge of corporate services in 1989 and senior executive vice president in charge of the business services group in 1998. She was elected to her present position in 1999. Ms. Rein is a director of the Bank of New York, Inc., New England Financial Services, Inc., GPU, Inc., National Association of Independent Insurers and American Horizon and trustee of the New York University Law Center Foundation.

H. Onno Ruding  Director

    Dr. Ruding has been a member of Corning's Board of Directors since 1995. Dr. Ruding has served private firms and the public (serving as Minister of Finance of The Netherlands from 1982-1989) in various financial positions, serving as a director of Citicorp and Citibank, N.A. from 1990 and 1998, respectively, to the present and vice chairman of Citibank, N.A. from 1992 to the present. Dr. Ruding is a director of Citicorp and Citibank, N.A., Compass Ltd. and Pechiney and RTL Group, an advisory director of Unilever N.V. and Unilever PLC, a member of the advisory committee of Robeco, The Federation of Korean Industries and the Federal Reserve Bank of New York, a trustee of Mount Sinai School of Medicine and Mount Sinai NYU Health and a member of the Committee for European Monetary Union and the Trilateral Commission.

William D. Smithburg  Director

    Mr. Smithburg has been a member of Corning's Board of Directors since 1987. Mr. Smithburg joined Quaker Oats in 1966, being elected president in 1979, chief executive officer in 1981 and Chairman in 1983. He also served as president from November 1990 to January 1993 and from November 1995 to November 1997 when he retired. Mr. Smithburg is a director of Abbott Laboratories and Northern Trust Corporation.

Hansel E. Tookes II  Director nominee

    Mr. Tookes will be nominated as a director at the annual meeting of shareholders on June 21, 2001. In 1999 Mr. Tookes joined Raytheon Company as president and chief operating officer of Raytheon Aircraft Company. He became chief executive officer and chairman of Raytheon Aircraft Company and executive vice president of Raytheon Company in 2000. From 1996 to 1999, he served as president of Pratt & Whitney's Large Military Engines Group. From 1980 to 1996 he held a variety of positions at United Technologies Corp. including executive vice president of aircraft products.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires Corning's directors and certain of its officers to file reports of their ownership of Corning Common Stock and of changes in such ownership with the Securities and Exchange Commission and the New York Stock Exchange. Regulations also require Corning to identify in this proxy statement any person subject to this requirement who failed to file any such report on a timely basis.

    To Corning's knowledge, based solely on its review of the copies of such reports furnished to Corning and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were met.

Item 11. Management Remuneration and Transactions

Report of the Compensation Committee of the Board of Directors on Executive Compensation

    The Compensation Committee of the Board of Directors, composed entirely of non-employee directors, provides oversight for executive compensation at Corning. The Compensation Committee reviews and recommends executive compensation levels, cash and equity incentives for executive officers and reports such recommendations to the Board for its consideration and action. The following is the Committee's report.

Compensation Philosophy

    The Committee believes that executive compensation should be based on objective measures of performance at the individual, corporate and applicable business unit level, should be driven primarily by the long term interests of the shareholders and should be directly linked to corporate performance.

    The Committee further believes that competitive compensation offerings (within the many businesses that Corning operates) is a critical element of Corning's success in attracting, developing and retaining its key executive, managerial and technical talent.

    As the markets in which Corning operates and recruits talent have changed dramatically over the last several years, so has Corning's approach to the compensation and retention of talent. Corning is committed to providing meaningful incentives and resultant rewards to employees at all levels who are successful in delivering the long-term growth and results required to achieve business goals and deliver sustained superior returns in shareholder value. Corning's compensation programs, along with other strong succession planning and human resource planning processes, have been modified to ensure that Corning does not lose key members of its high performance management team.

Compensation Strategy

    The Committee's basic strategic compensation principles are as follows:

  •
  Reward Performance: Executive compensation will reward performance and contribution to shareholder value and be competitive with positions of similar responsibility at other companies of comparable complexity and size, or which compete with Corning.

  •
  Variable Pay: As employees assume greater responsibilities and have greater opportunity to increase shareholder value, a greater share of their total compensation package will be derived from variable incentive compensation (both of a long and short-term nature) generated by achievement of objectives producing long-term growth in corporate performance.

  •
  Alignment with Shareholder Interest: Stock option grants will be used to align the long-term interests of employees with those of shareholders.

  •
  Ownership: Stock ownership fosters commitment to long-term shareholder value. Employees are encouraged to become shareholders through the design of Corning's financial-based employee benefit programs, long-term equity plans and in communications which stress the commitment to long-term value.

    The executive compensation program consists of three elements: base salary; annual cash incentives; and long-term incentives, including restricted stock and stock options. The Committee tests annually each element of the compensation program against market surveys provided by several independent compensation consultants. These surveys currently include companies engaged in a variety of manufacturing and service businesses that are competitive with various Corning businesses.

The Year in Review

    2000 was a year of substantial change, fast-paced innovation and record success for Corning. Corning's focus on profitable growth, rooted in technology, its customers, its processes and its people, proved to be a winning combination in 2000. All of the compensation programs reflect this strong performance in 2000. Guided by its long-term growth strategy, Corning continued to invest for the future through both internal development and acquisitions.

    The Committee believes that executive talent is a key factor in Corning's success and has enabled Corning to differentiate itself in its major markets. The rapid deployment of new technologies and Corning's growth prospects in many of its major markets led to a thorough reassessment of all compensation programs in 2000. During 2000, Corning developed innovative compensation programs that stress understandable systems sufficiently flexible to meet ever-changing business needs.

    Recognizing the competitiveness of the marketplace for key talent, Corning sought and obtained shareholder approval in November 2000 for a new equity participation program. The new program will enable Corning to grant equity incentives (primarily stock options) to more of its high-performing employees each year and to more closely align the interests of its employees with its shareholders at all levels of the organization.

    As reflected in the Summary Compensation Table, the Committee balanced the need for both annual and longer term incentives for key management talent, at both the corporate and business levels. In light of the competitive market for key talent, the Committee initiated programs designed to retain individuals recruited by outside firms to ensure a solid continuity of its management team and to attract key employees.

Compensation Program

    The annual compensation of the named executives shown in the "Salary" and "Bonus" columns of the Summary Compensation Table, and the Committee's recommendations to adjust salary levels and bonus targets, is based on an individual's responsibilities, overall corporate performance, external comparative compensation information and performance against established financial goals, such as return on equity, net income and earnings per share.

    Annual variable incentives are paid in cash through the Variable Compensation Plan through which the Committee sets minimum, target and maximum awards based on position level. Awards are earned based on achievement of annual predetermined net earnings goals set by the Committee. In 2000, actual performance was extremely strong and significantly exceeded the financial goals established by the Committee.

    In 2000, the Committee modified the long-term performance plan by removing the multi-year cash targets previously awarded under the program. Awards of long-term incentives made in December 2000 for the 2001 year consisted only of stock option grants. The Committee believes this modification is consistent with the compensation practices in place at companies which compete with Corning for management talent, is consistent with the direction that Corning has been taking over the past several years and more closely aligns the interests of executives and shareholders.

    Special grants of restricted stock and/or stock options were also made to certain named executive officers at various times during 2000 for purposes of retention and reward for outstanding performance. In arriving at its grant recommendations, the Committee reviewed the executive's level and impact on Corning's performance, previously outstanding awards (both vested and unvested), and the aggressive demand in the market for key executive talent. The number of stock option grants and restricted stock awards made to the Chief Executive Officer and the named executives in 2000 are set forth in the Summary Compensation Table.

    The pension and welfare benefits provided to executives are substantially similar to those provided to all salaried employees. Employees whose pensionable earnings exceed federal limits, and who participate in the underlying qualified plans, are eligible to participate in non-qualified supplemental pension and supplemental investment plans.

Compensation Deductibility

    As a matter of practice, the Committee intends to set performance-based goals annually under the Variable Compensation Plan and the long-term incentive plan (known as the Corporate Performance Plan) and to deduct compensation paid under these Plans to the extent consistent with the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended. However, if complying with Section 162(m) conflicts with what the Committee believes to be in the best interests of Corning and its shareholders, the Committee may conclude that paying non-deductible compensation is consistent with the compensation philosophy.

CEO Compensation Actions—2000

    2000 was a year of extraordinary financial performance, and followed the success of 1999. All of the executive compensation programs reflect improved performance over 1999.

    Base Salary:  Effective January 1, 2000, the Committee increased Mr. Ackerman's base salary for 2000 by approximately 4.3% from $815,000 per annum to $850,000 per annum and increased his annual cash incentive target for 2000 from 85% to 90% of base salary. The Committee assessed Mr. Ackerman's individual performance as highly effective in the overall achievement of a second consecutive year of record earnings and growth. The Committee believes that Mr. Ackerman has contributed to Corning's continuing financial success as measured by earnings per share.

    Annual Incentives:  Mr. Ackerman's bonus for 2000 was composed of two parts: First, Mr. Ackerman received 180% of his 2000 base salary under the Variable Compensation Plan. This award was based on Corning's achieving net profit after tax equivalent to 200% of the target opportunity the Committee established in February 2000. Second, Mr. Ackerman received 8.03% (2000 minimum = 0%; maximum = 10%) of his base salary under Corning's GoalSharing Plan, a variable compensation plan available to almost all employees.

    Long-Term Incentives:  In recognition of Corning's outstanding performance in 1999 and 2000, the Committee awarded Mr. Ackerman 60,000 shares of restricted stock in June 2000. In addition, in December 2000, the Committee granted Mr. Ackerman stock options covering 100,000 shares of Corning Common Stock. Mr. Ackerman announced his intention to retire in mid-2001 and stepped down as Chief Executive Officer on January 1, 2001, while retaining his role as the Chairman of the Board.

Other Significant Actions—2000

    The year 2000 also reflects a year of transition with the announced retirements of Messrs. Ackerman, Deneka and Garrity in 2001 and the election on December 6, 2000 of three senior executives to the Board of Directors—James B. Flaws, Executive Vice President & Chief Financial Officer; Peter F. Volanakis, President—Corning Technologies; and Wendell P. Weeks, President—Corning Optical Communications. Mr. Loose was named Chief Executive Officer as of January 1, 2001.

    The significant increase in the number of stock options granted by the Committee to employees in 2000 reflects the significant increase in the number of eligible employees during the course of 2000 as a result of significant acquisition and new hire activity, the changed executive organizational structure as well as the impact of the 3-for-1 stock split effected in October 2000.

Conclusion

    2000 was a year of significant growth and change for Corning. The Committee believes that the quality of executive leadership significantly affects long term performance and that it is in the best interest of the shareholders to compensate fairly executive leadership for achievements that meet or exceed the high standards set by the Committee, so long as there is corresponding risk when performance falls short of such standards.

    One of the Committee's primary goals is to relate compensation to corporate performance. Based on Corning's performance in 2000, the Committee believes that Corning' current executive compensation program meets such standards and has contributed, and will continue to contribute, to Corning's success and to the long-term success of its shareholders.

The Compensation Committee:

James J. O'Connor, Chairman
John Seely Brown
William D. Smithburg

Performance Graph

    The following graph illustrates the cumulative total shareholder return over the last five years of Corning's Common Stock, the S&P 500 and the S&P Communications Equipment Companies (in which Corning is currently included) and the S&P Diversified Manufacturing Companies (in which Corning was previously included). Corning changed its line of business index in fiscal 2001 to more accurately reflect the change in Corning's business focus. The graph includes the capital weighted performance results of those companies both in the diversified manufacturing companies classification and in the communications equipment companies classification that are also included in the S&P 500. Prior to 1997 Corning compared its shareholder return to the S&P Miscellaneous Industrial Companies classification. This classification is no longer published.

Comparison of Five-Year Cumulative Total Return
Among Corning Incorporated, S&P 500, S&P Communications Equipment, and
S&P Manufacturing (Diversified) Companies
(Fiscal Years Ending December 31)

Executive Compensation

    The following tables and charts show for the last three years the compensation paid by Corning to its chief executive officer and the four other most highly compensated executive officers whose aggregate salary and bonus exceeded $100,000.

Summary Compensation Table

Long-Term Compensation
Annual Compensation					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards(2)	Securities Underlying Options(3)	Incentive Plan Payouts	All Other Compensation(4)
Roger G. Ackerman Chairman of the Board and Chief Executive Officer	2000 1999 1998	$850,000 815,000 780,000	$1,598,255 1,455,101 367,107	$106,467 81,839 72,234	$4,326,600 — 582,188	147,997 339,678 621,000	$0 0 0	$142,340 72,995 120,551
John W. Loose President, Corning Communications	2000 1999 1998	650,000 555,000 530,000	1,027,195 824,397 209,297	106,067 36,086 63,783	5,463,000 2,865,000 465,750	2,224,002 199,998 381,000	0 0 0	91,044 47,195 70,179
Norman E. Garrity President, Corning Technologies	2000 1999 1998	620,000 555,000 530,000	979,786 824,397 209,297	105,939 98,859 68,674	— 1,910,000 329,913	90,732 168,000 381,000	0 0 0	86,452 41,295 67,848
Wendell P. Weeks Executive Vice President, Opto-Electronics	2000 1999 1998	400,000 325,000 300,000	512,120 417,755 90,162	45,000 31,752 23,212	14,150,000 58,176 —	2,702,015 126,150 192,000	0 0 0	30,052 15,257 5,880
Charles W. Deneka Senior Vice President, Science & Technology	2000 1999 1998	350,000 325,000 280,000	448,105 417,755 95,462	51,297 38,732 15,941	— — 621,673	42,462 77,922 177,000	0 0 0	46,952 25,963 31,963

(1)
Includes tax gross-up payments.

(2)
At year end 2000, Messrs. Ackerman, Deneka, Garrity, Loose and Weeks held an aggregate of 634,992; 174,111; 383,430; 513,433 and 427,811 shares of restricted stock, respectively, having an aggregate value on December 31, 2000 of $33,533,928; $9,194,802; $20,248,938; $27,114,397 and $22,592,699, respectively. Certain of such shares are subject to restrictions on transfer until the executive officer retires at or after age 55 and are subject to forfeiture prior to age 55 in whole if such officer voluntarily terminates employment with Corning and in part if such officer's employment is terminated by Corning. Dividends are paid to such individuals on all shares of restricted Common Stock held by them.

(3)
Includes Additional Options which are described in the table captioned "Option/SAR Grants in Last Fiscal Year" on page 43.

(4)
Represents amounts contributed by Corning to the Investment Plan, the Management Deferral Plan and a non-qualified investment plan maintained by Corning to provide employees the benefits which would have been available pursuant to the terms of Corning's Investment Plan but for limitations on contributions to tax-qualified plans imposed pursuant to the Employee Retirement Income Security Act.

Arrangements with Named Executive Officers

Employment Agreements with Named Executive Officers

    Corning entered into an employment agreement with Mr. Weeks effective December 6, 2000. The employment agreement expires in December 2003. During the term of the employment agreement, Mr. Weeks will receive a minimum annual base salary of $575,000. Additionally, Mr. Weeks will be eligible to (1) receive annually a bonus of up to 80% of his annual base salary, and (2) participate in the Employee Equity Participation Program and similar plans maintained by the Company for the benefit of its executives.

Severance Arrangements

    Under an existing severance policy Corning will provide to all salaried employees in certain events compensation in amounts ranging between eight weeks (for employees with at least one year of service) and fifty-two weeks (for employees with twenty or more years of service). In addition, Corning will provide to certain of its officers and senior employees, including the named executive officers, in certain events up to three years of cash compensation in light of the length of time anticipated in securing comparable employment. These events include a constructive termination of employment as a result of a substantial change in the employee's responsibilities, compensation levels, relocation and similar matters following a change in Corning's ownership and management.

Option/SAR Grants in Last Fiscal Year(1)

	Individual Grants						Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name	Number of Securities Underlying Options Granted (2)		% of Total Options Granted to Employees in Fiscal Year	Exercise Price		Expiration Date	Gain at 0%	Gain at 5%	Gain at 10%
Roger G. Ackerman	100,000	(4)	0.25%	$70.75		12/5/2010	$0	$4,449,429	$11,275,728
Additional Options:	7,152		0.02%	66.13		12/6/2004	0	130,671	288,748
	18,201		0.05%	66.13		12/5/2005	0	409,350	928,676
	19,944		0.05%	78.49		12/5/2005	0	532,387	1,207,805
	2,700		0.01%	74.09		12/5/2005	0	68,034	154,345
John W. Loose	1,200,000	(4)	3.01%	$72.11		6/5/2010	$0	$54,419,510	$137,909,723
	400,000	(4)	1.00%	70.75		12/5/2010	0	17,797,718	45,102,912
	600,000	(4)	1.51%	54.63		12/21/2010	0	20,613,908	52,239,690
Additional Options:	5,061		0.01%	98.82		12/6/2004	0	138,176	305,333
	3,972		0.01%	98.82		12/5/2005	0	133,492	302,848
	11,961		0.03%	109.08		12/5/2005	0	443,725	1,006,660
	3,008		0.01%	66.53		12/5/2005	0	55,290	122,177
Norman E. Garrity
Additional Options:	8,238		0.02%	$60.71		12/6/2004	$0	$138,176	$305,334
	21,489		0.05%	60.71		12/5/2005	0	443,688	1,006,576
	19,899		0.05%	79.88		12/5/2005	0	540,593	1,226,421
	1,080		0.00%	92.81		12/6/2004	0	27,693	61,194
	2,157		0.01%	92.81		12/5/2005	0	68,084	154,460
	12,180		0.03%	92.81		2/4/2007	0	539,728	1,292,742
	25,689		0.06%	69.56		10/5/2008	0	985,183	2,426,553
Wendell P. Weeks	600,000	(4)	1.51%	$61.91		4/26/2010	$0	$23,360,920	$59,201,157
	1,700,000	(4)	4.26%	70.75		12/5/2010	0	75,640,301	191,687,374
	400,000	(4)	1.00%	70.75		12/5/2010	0	17,797,718	45,102,912
Additional Options:	576		0.00%	69.56		1/31/2005	0	11,571	25,703
	1,439		0.00%	69.56		12/5/2005	0	27,655	61,110
Charles W. Deneka	9,936		0.02%	$60.71		12/5/2005	$0	$205,151	$465,417
Additional Options:	13,671		0.03%	60.71		10/5/2008	0	457,584	1,127,051
	1,650		0.00%	60.71		12/6/2004	0	27,676	61,156
	15,069		0.04%	60.71		2/4/2007	0	372,431	154,390
	2,136		0.01%	93.68		12/5/2005	0	68,053	867,923
All Shareholders as a group	N/A		N/A	N/A		N/A	$0	$38,228,432,619	$96,878,353,947
All Optionees as a group	39,865,204	(5)	100%	65.69	(6)	2010	$0	$1,646,918,898	$4,173,615,841
Optionee Gain As % Of All Shareholders Gain								4.31%	4.31%

(1)
No SARs were granted.

(2)
The stock option agreements also provide that an additional option ("Additional Option") may be granted if the optionee uses shares of Corning's Common Stock to pay the purchase price of an option. The Additional Option will cover the number of shares tendered in payment of the option price, will be granted at the then fair market value of Corning's Common Stock, will become exercisable only after the lapse of twelve months and will expire on the expiration date of the original option.

(3)
The dollar amounts set forth under these columns are the result of calculations at 0% and at the 5% and 10% rates established by the Securities and Exchange Commission and therefore are not intended to forecast future appreciation of Corning's stock price.

(4)
The stock option agreements provide that one third of the options will become exercisable on December 6, 2001, an additional one third will become exercisable on December 6, 2002 and the remaining one third will become exercisable on December 6, 2003.

(5)
Includes Additional Options covering 759,727 shares.

(6)
The exercise price is a weighted average of option prices relating to grants of options, including Additional Options, made on various occasions in 2000.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values(1)

			Number of Securities Underlying Unexercised Options at Fiscal Year End
					Value of Unexercised In-the-Money Options At Fiscal Year End
	Shares Acquired on Exercise
Name		Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Roger G. Ackerman	397,998	$25,284,709	741,288	779,497	$32,153,425	$20,219,595
Norman E. Garrity	848,850	54,776,908	0	449,232	0	11,798,055
John W. Loose	391,569	31,658,944	418,341	2,609,502	17,972,234	12,364,515
Charles W. Deneka	298,725	16,099,135	0	202,962	0	5,354,115
Wendell P. Weeks	145,209	11,510,859	106,641	2,915,015	4,428,284	6,623,940

(1)
There are no SARs outstanding.

Pension Plan

    Corning has a defined benefit Pension Plan under which it pays benefits based upon career earnings (regular salary and cash awards such as those paid under its Variable Compensation Plans) and years of credited service. Employees are required to contribute 2% of compensation in excess of the social security wage base up to the compensation limits imposed by the Internal Revenue Code. Salaried employees may contribute 2% of earnings up to the Social Security Wage Base to increase pension benefits.

    Corning amended its pension plan effective July 1, 2000, to include a cash balance component. All salaried and non-union hourly employees were given the choice of continuing to accrue future benefits under the career earnings formula or, if the cash balance plan was elected, the cash balance formula. All salaried and non-union hourly employees hired after July 1, 2000 automatically participate in the cash balance plan.

    The cash balance plan is expressed in the form of a hypothetical account balance. Each month a participant's cash balance account is increased by (a) pay credits based on the participant's eligible pay for that month and (b) interest credits based on the participant's account balance as of the end of the prior month. Pay credits accrue annually at a rate between 3% and 8%. Pension benefits under this plan may be distributed as a lump sum or as an annuity.

    Corning reviews and adjusts the benefit formula periodically for inflationary and other factors. Corning's contributions to the Plan are determined by the Plan's actuaries and are not determined on an individual basis. The amount of benefits payable under the Plan and attributable to Corning's contributions is subject to the provisions of the Employee Retirement Income Security Act and the Internal Revenue Code.

    Corning maintains non-qualified supplemental pension plans pursuant to which it will pay amounts approximately equal to the difference between the benefits provided under the Pension Plan and benefits which would have been paid thereunder but for the limitations of the Employee Retirement Income Security Act and the Internal Revenue Code. Certain employees, including the named executive officers, participate in the Executive Supplemental Pension Plan which pays benefits based upon final average compensation (the highest five consecutive calendar years in the ten calendar years immediately preceding retirement) and years of credited service. Certain of the benefits payable under the Executive Supplemental Pension Plan are presently funded and vested on an individual basis.

    The table below sets forth the estimated annual amounts payable under the Pension Plan and the Executive Supplemental Pension Plan assuming retirement during 2001 of participants who have met eligibility requirement for unreduced benefits. These amounts are based upon the straight life annuity option and are not subject to reduction for Social Security benefits or other payments or offsets. Additional benefits may be payable to persons who contribute voluntarily to the Pension Plan. The Plans' normal retirement age is 65 with 5 years of credited service.

Years of Service

Final Average Pay	15	20	25	30	35	40
$500,000	$109,800	$146,400	$183,000	$219,600	$256,200	$293,700
600,000	132,300	176,400	220,500	264,600	308,700	353,700
700,000	154,800	206,400	258,000	309,600	361,200	413,700
800,000	177,300	236,400	295,500	354,600	413,700	473,700
900,000	199,800	266,400	333,000	399,600	466,200	533,700
1,000,000	222,300	296,400	370,500	444,600	518,700	593,700
1,100,000	244,800	326,400	408,000	489,600	571,200	653,700
1,200,000	267,300	356,400	445,500	534,600	623,700	713,700
1,300,000	289,800	386,400	483,000	579,600	676,200	773,700
1,400,000	312,300	416,400	520,500	624,600	728,700	833,700
1,500,000	334,800	446,400	558,000	669,600	781,200	893,700
1,600,000	357,300	476,400	595,500	714,600	833,700	953,700
1,700,000	379,800	506,400	633,000	759,600	886,200	1,013,700
1,800,000	402,300	536,400	670,500	804,600	938,700	1,073,700
1,900,000	424,800	566,400	708,000	849,600	991,200	1,133,700
2,000,000	447,300	596,400	745,500	894,600	1,043,700	1,193,700
2,100,000	469,800	626,400	783,000	939,600	1,096,200	1,253,700
2,200,000	492,300	656,400	820,500	984,600	1,148,700	1,313,700
2,300,000	514,800	686,400	858,000	1,029,600	1,201,200	1,373,700
2,400,000	537,300	716,400	895,500	1,074,600	1,253,700	1,433,700
2,500,000	559,800	746,400	933,000	1,119,600	1,306,200	1,493,700

    The compensation covered by the Pension Plan and the Executive Supplemental Pension Plan for the named executive officers is the salary and bonus set forth in the Summary Compensation Table. The bonus is included as compensation in the calendar year paid. Messrs. Ackerman, Deneka, Garrity, Loose and Weeks have 38, 28, 34, 36 and 17 years of credited service, respectively.

Matters Relating to Directors

Compensation

    During 2000, Corning paid to non-employee directors an annual retainer of $30,000 and $1,200 for each meeting attended. In lieu of meeting fees, chairmen of committees received an additional retainer ranging from $5,000 to $8,000, depending upon the committee chaired. In addition, during 2000, Mr. Brown attended two meetings of an ad hoc committee of non-employees who reviewed developments and offered advice on a broad range of matters in the telecommunications area. Corning paid Mr. Brown $1,200 for each meeting attended.

    Directors may defer any portion of their compensation. Amounts deferred shall be paid only in cash and while deferred may be allocated to (i) an account earning interest, compounded quarterly, at the rate equal to the greater of the prime rate of Citibank, N.A. in effect on specified dates or the rate paid on the stable value fund under Corning's Investment Plans, (ii) an account based upon the market value of Corning's Common Stock from time to time, or (iii) a combination of such accounts. At December 31, 2000 eight directors had elected to defer compensation.

    During 2000, Corning issued to each non-employee director 750 shares of Common Stock under the Equity Plan for Non-Employee Directors. These shares are subject to forfeiture and certain restrictions on transfer. In addition, Corning granted to each non-employee director options covering 2,250 shares of Common Stock under the Equity Plan for Non-Employee Directors. The options vest ratably over a three-year period and expire on April 26, 2010.

    Corning has a Directors' Charitable Giving Program funded by insurance policies on the lives of the directors. In 2000, Corning paid a total of $421,790 in premiums on such policies. Upon the death of a director, Corning will donate $1,250,000 (on behalf of a non-employee director) and $1,000,000 (on behalf of an employee director) to one or more qualified charitable organizations recommended by such director and approved by Corning. The directors derive no financial benefit from the Program as all charitable deductions and cash surrender value of life insurance policies accrue solely to the Corporation. One must be a director for five years to participate in the Program. Messrs. Ackerman, Brown, Foster, Garrity, Gund, Hennessy, Houghton, O'Connor, Ruding and Smithburg and Ms. Rieman are eligible to participate in the Program.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The number of shares of Corning's Common Stock (and the voting equivalent represented by shares of Preferred Stock) owned by the directors and nominees for directors, by the chief executive officer and the four other most highly compensated executive officers (the "named executive officers") and by all directors and executive officers as a group, as of December 31, 2000, is as follows:

Name	Shares Owned and Nature of Beneficial Ownership(1)(2)(3)		Percent of Class(7)

Directors
John S. Brown	23,037	(4)	—
James B. Flaws	418,497		—
John H. Foster	24,237		—
Gordon Gund	910,928	(4)	—
John M. Hennessy	33,671	(4)	—
James R. Houghton	1,621,258	(5)	—
James J. O'Connor	33,495	(4)	—
Catherine A. Rein	32,067	(4)	—
Deborah D. Rieman	13,950		—
H. Onno Ruding	25,740	(4)	—
William D. Smithburg	35,037	(4)	—
Peter F. Volanakis	282,708		—
Named Executive Officers
(*also serve as directors)
Roger G. Ackerman*	1,768,231		—
Charles W. Deneka	345,860		—
Norman E. Garrity*	732,820		—
John W. Loose*	1,380,779		—
Wendell P. Weeks*	773,329		—
All Directors and Executive Officers as a Group	11,046,122	(6)	1.19%

(1)
Includes shares of Common Stock, subject to forfeiture and restrictions on transfer, granted under Corning's Incentive Stock Plans as well as options to purchase shares of Common Stock exercisable within 60 days under Corning's Stock Option Plans. Messrs. Ackerman, Deneka, Flaws, Garrity, Houghton, Loose, Volanakis and Weeks have the right to purchase 972,288; 124,500; 190,326; 274,500; 535,857; 706,341; 91,194 and 261,141 shares, respectively, pursuant to such options. All directors and executive officers as a group hold options to purchase 3,945,136 such shares.

(2)
Includes shares of Common Stock, subject to forfeiture and restrictions on transfer, issued under Corning's Restricted Stock Plans for Non-Employee Directors.

(3)
Includes shares of Common Stock and the voting equivalent in Preferred Stock, on the basis of fourteen shares of Common Stock for each share of Preferred Stock, held by J. P. Morgan Chase & Co. as the trustee of Corning's Investment Plans for the benefit of the members of the group, who may instruct the trustee as to the voting of such shares. If no instructions are received, the trustee votes the shares in the same proportion as it votes the shares for which instructions were received. Shares of Preferred Stock may be held only by the trustee. The power to dispose of shares of Common and Preferred Stock is also restricted by the provisions of the Plans. The trustee holds for the benefit of Messrs. Ackerman, Deneka, Flaws, Loose, Volanakis and Weeks, and all directors and executive officers as a group the equivalent of 11,088; 135; 26,853; 43,697; 11,490 and 7,458 shares of Common Stock, respectively. It also holds for the benefit of all employees who participate in the Plans the equivalent of 23,149,073 shares of Common Stock (being 2.49% of the Class), being 21,991,569 shares of Common Stock and the voting equivalent of 82,036 shares of Preferred Stock (being 100% of the Class).

(4)
In addition, Messrs. Brown, Gund, Hennessy, O'Connor, Ruding and Smithburg and Ms. Rein have credited to their accounts the equivalent of 11,570; 33,924; 40,451; 29,743; 7,103; 56,195 and

  8,559 shares, respectively, of Common Stock in phantom form under Corning's Deferred Compensation Plan for Directors. Deferred fees will be paid solely in cash at or following termination of service as a director.

(5)
Includes 469,111 shares held in trusts by Market Street Trust Company as a co-trustee for the benefit of Mr. Houghton as income beneficiary. Does not include 7,203,416 shares held in trusts by Market Street Trust Company, as to which Mr. Houghton disclaims beneficial ownership. Market Street Trust Company is a limited purpose trust company controlled by the Houghton family, the directors of which include James R. Houghton and other Houghton family members.

(6)
Does not include 135,784 shares owned by the spouses and minor children of certain executive officers and directors as to which such officers and directors disclaim beneficial ownership.

(7)
Unless otherwise indicated, does not exceed 1% of the Class of Common Stock.

Item 13. Certain Relationships and Related Transactions

    During 2000, Corning leased office space in Corning, New York, owned by Mr. Robert L. Ecklin, an executive officer. Corning paid an average base monthly rental of $5,519 for such space. The lease will expire on July 20, 2001.

    During fiscal 2000, Corning made payments to Credit Suisse First Boston for investment services relating to the disposition of one of our businesses. John M. Hennessy, one of our directors, is an executive officer of Credit Suisse First Boston. Corning believes that the terms of the engagement and payments made are consistent with market conditions.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

  1.
  Index to financial statements and financial statement schedules, filed as part of this report:

Page
Report of Independent Accountants	53
Consolidated Statements of Income	54
Consolidated Balance Sheets	55
Consolidated Statements of Cash Flows	56
Consolidated Statements of Changes in Shareholders' Equity	57
Notes to Consolidated Financial Statements	58-84
Financial Statement Schedule:
II Valuation Accounts and Reserves	85
  2.
  Supplementary Data:
Quarterly Operating Results and Related Market Data	86
Five Years in Review—Historical Comparison	87-88
Investor Information	89-90
  3.
  Exhibits filed as part of this report: see (c) below.

(b) Reports on Form 8-K filed during the last quarter of fiscal 2000:

    A report on Form 8-K dated October 4, 2000, filed in connection with the registrant's three for one stock split.

    A report on Form 8-K dated October 13, 2000, filed in connection with the registrant's acquisition of NetOptix Corporation.

    A report on Form 8-K dated October 23, 2000, filed in connection with the registrant's third quarter results.

    A report on Form 8-K dated November 2, 2000, filed in connection with the registrant's issuance of Zero Coupon Convertible Debentures.

    A report on Form 8-K dated December 12, 2000, filed in connection with the registrant's acquisition of Optical Technologies USA.

(c) Exhibits filed as part of this report:

#3 (i)	Articles of Incorporation of the Registrant:
Restated Certificate of Incorporation, dated December 6, 2000, filed with the Secretary of State of the State of New York on January 22, 2001.
#3(ii)	By-laws of the Registrant as amended to and effective as of December 6, 2000.
#4	Rights Agreement dated June 5, 1996, that defines the preferred share purchase rights which trade with the Registrant's common stock, which appears as Exhibit 1 to Form 8-K, dated July 10, 1996, is incorporated herein by reference in this Annual Report on Form 10-K.
#10	Employment Agreement dated December 6, 2000, between Corning Incorporated and Wendell P. Weeks
#12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
#21	Subsidiaries of the Registrant at December 31, 2000
#23	Consent of Independent Accountants
#24	Powers of Attorney

Signatures

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated
By	Principal Executive Officer /s/ JOHN W. LOOSE (John W. Loose)	President and Chief Executive Officer	March 12, 2001
By	Principal Financial Officer /s/ JAMES B. FLAWS (James B. Flaws)	Executive Vice President and Chief Financial Officer	March 12, 2001
By	Principal Accounting Officer /s/ KATHERINE A. ASBECK (Katherine A. Asbeck)	Senior Vice President and Controller	March 12, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated.

	Capacity	Date

* (Roger G. Ackerman)	Chairman and Director	March 12, 2001
* (John Seely Brown)	Director	March 12, 2001
* (James B. Flaws)	Director	March 12, 2001
* (John H. Foster)	Director	March 12, 2001
* (Gordon Gund)	Director	March 12, 2001
* (John M. Hennessy)	Director	March 12, 2001
* (James R. Houghton)	Director	March 12, 2001

* (John W. Loose)	Director	March 12, 2001
* (James J. O'Connor)	Director	March 12, 2001
* (Catherine A. Rein)	Director	March 12, 2001
* (Deborah D. Rieman)	Director	March 12, 2001
* (H. Onno Ruding)	Director	March 12, 2001
* (William D. Smithburg)	Director	March 12, 2001
* (Peter F. Volanakis)	Director	March 12, 2001
* (Wendell P. Weeks)	Director	March 12, 2001
*By	/s/ WILLIAM D. EGGERS (William D. Eggers, Attorney-in-fact)

REPORT OF INDEPENDENT ACCOUNTANTS

PricewaterhouseCoopers LLP

To the Board of Directors and Shareholders of Corning Incorporated

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 49 present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (1) on page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, New York 10019

January 24, 2001

Corning Incorporated and Subsidiary Companies
Consolidated Statements of Income
(In millions, except per share amounts)

	Year Ended December 31,
	2000	1999	1998
REVENUES
Net sales	$7,127.1	$4,741.1	$3,831.9
Interest income	104.6	11.7	15.0
Royalty and dividend income	34.6	29.7	35.0
Nonoperating gains	6.8	30.0	39.7

	7,273.1	4,812.5	3,921.6

DEDUCTIONS
Cost of sales	4,131.1	2,930.3	2,360.5
Selling, general and administrative expenses	1,047.4	667.4	542.8
Research, development and engineering expenses	539.9	378.2	307.4
Amortization of purchased intangibles, including goodwill	245.0	27.8	22.2
Interest expense	106.6	93.2	66.8
Acquisition-related charges	462.6
Provision for impairment and restructuring		1.4	84.6
Other, net	49.1	39.3	55.0

Income from continuing operations before taxes on income	691.4	674.9	482.3
Taxes on income from continuing operations	407.1	207.1	149.5

Income from continuing operations before minority interest and equity earnings	284.3	467.8	332.8
Minority interest in earnings of subsidiaries	(23.7)	(66.8)	(61.6)
Dividends on convertible preferred securities of subsidiary		(2.3)	(13.7)
Equity in earnings of associated companies	185.2	112.3	97.3
Impairment of equity investment	(36.3)

Income from continuing operations	409.5	511.0	354.8
Income from discontinued operations, net of income taxes	12.5	4.8	66.5

NET INCOME	$422.0	$515.8	$421.3

BASIC EARNINGS PER SHARE
Continuing operations	$0.48	$0.67	$0.48
Discontinued operations	0.01		0.09

NET INCOME	$0.49	$0.67	$0.57

DILUTED EARNINGS PER SHARE
Continuing operations	$0.46	$0.65	$0.47
Discontinued operations	0.02	0.01	0.09

NET INCOME	$0.48	$0.66	$0.56

SHARES USED IN COMPUTING EARNINGS PER SHARE
Basic earnings per share	858.4	765.3	733.2
Diluted earnings per share	879.3	795.0	777.6

The accompanying notes are an integral part of these statements.

Corning Incorporated and Subsidiary Companies
Consolidated Balance Sheets
(In millions, except share amounts)

	December 31,
	2000	1999

ASSETS
CURRENT ASSETS
Cash	$138.0	$121.8
Short-term investments, at cost, which approximates market value	1,655.8	158.6
Accounts receivable, net of doubtful accounts and allowances — $46.6/2000; $19.9/1999	1,489.7	872.4
Inventories	1,039.9	602.2
Deferred taxes on income and other current assets	311.0	229.2

Total current assets	4,634.4	1,984.2

Investments
Associated companies, at equity	478.6	421.9
Others, at cost or fair value	156.2	82.5
Plant and equipment, at cost, net of accumulated depreciation	4,679.0	3,201.7
Goodwill, net of accumulated amortization—$302.7/2000; $99.5/1999	6,779.2	463.9
Other intangible assets, net of accumulated amortization—$52.4/2000; $12.8/1999	560.7	42.8
Other assets	237.6	329.0

TOTAL ASSETS	$17,525.7	$6,526.0

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Loans payable	$128.4	$420.7
Accounts payable	854.7	418.0
Other accrued liabilities	965.6	715.3

Total current liabilities	1,948.7	1,554.0

Long-term debt	3,966.4	1,490.4
Postretirement benefits other than pensions	588.3	574.0
Deferred taxes on income	60.5
Other liabilities	181.1	146.6
Minority interest in subsidiary companies	139.1	284.8
Mandatorily redeemable convertible preferred stock	8.7	13.5
Common shareholders' equity
Common stock, including excess over par value and other capital— par value $0.50 per share; Shares authorized: 3.8 billion; Shares issued: 1.0 billion/2000; 855.6 million/1999	9,512.5	1,359.3
Retained earnings	2,000.5	1,790.0
Less cost of 75.9 million/2000 and 75.0 million/1999 shares of common stock in treasury	(753.2)	(656.0)
Accumulated other comprehensive loss	(126.9)	(30.6)

Total common shareholders' equity	10,632.9	2,462.7

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,525.7	$6,526.0

The accompanying notes are an integral part of these statements.

Corning Incorporated and Subsidiary Companies
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$422.0	$515.8	$421.3
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(12.5)	(4.8)	(66.5)
Amortization of purchased intangibles, including goodwill	245.0	27.8	22.2
Depreciation and amortization of other intangible assets	519.9	380.5	297.9
Nonoperating gains	(6.8)	(30.0)	(40.4)
Acquisition-related charges	462.6
Provision for impairment and restructuring, net of cash spent		1.4	61.3
Employee benefit expense in excess of (less than) cash funding	3.4	(17.1)	39.4
Equity in earnings of associated companies in excess of dividends received	(140.5)	(61.4)	(33.9)
Impairment of equity investment	36.3
Minority interest in earnings of subsidiaries in excess of (less than) dividends paid	(83.2)	50.5	8.3
Losses on disposition of properties and investments	16.4	8.8	8.9
Deferred tax (benefit)/expense	(48.4)	42.8	2.0
Tax benefit on stock options	321.2	59.9	13.8
Changes in certain working capital items	(402.3)	(144.1)	(80.8)
Other	88.1	36.8	28.7

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	1,421.2	866.9	682.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,524.9)	(757.1)	(730.4)
Acquisitions of businesses and leased assets, net of cash acquired	(5,009.4)	(188.1)	(85.0)
Net proceeds from disposition of properties and investments	79.8	67.9	141.2
Proceeds from divestiture of consumer housewares business			593.1
Net increase in long-term investments and other noncurrent assets	(55.6)	(37.7)	(102.1)
Transaction costs related to pooling of interests	(44.5)
Other	5.5	(17.9)	0.4

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(6,549.1)	(932.9)	(182.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	2,808.2	680.7	489.6
Repayments of loans	(635.1)	(199.2)	(300.8)
Repayments of loans with proceeds from divestiture of consumer housewares business			(343.0)
Proceeds from issuance of common stock	4,743.6	113.2	28.7
Repurchases of common stock		(96.2)	(74.3)
Redemption of common stock for income tax withholding	(57.0)	(18.0)	(9.8)
Dividends paid	(211.5)	(176.9)	(168.3)
Other		0.3	(0.3)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS	6,648.2	303.9	(378.2)

Effect of exchange rates on cash	(5.3)	(4.2)	4.4
Cash used in discontinued operations	(1.6)	(12.5)	(172.0)

Net change in cash and cash equivalents	1,513.4	221.2	(46.4)
Cash and cash equivalents at beginning of year	280.4	59.2	105.6

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,793.8	$280.4	$59.2

The accompanying notes are an integral part of these statements. Certain amounts have been reclassified to conform to 2000 classifications.

Corning Incorporated and Subsidiary Companies
Consolidated Statements of Changes in Shareholders' Equity
(In millions, except per share amounts)

	Common stock	Capital in excess of par value	Unearned compensation	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total shareholders' equity
BALANCE, DECEMBER 31, 1997	$132.4	$976.3	$(119.9)	$1,198.1	$(724.5)	$(33.9)	$1,428.5
Net income				421.3			421.3
Foreign currency translation adjustment						38.3	38.3
Unrealized loss on marketable securities, net of tax						(1.0)	(1.0)
Realized gains on securities, net of tax						(0.2)	(0.2)

Total comprehensive income							458.4
Shares issued	0.8	48.2					49.0
Corning Stock Ownership Trust		15.6	(3.1)				12.5
Repurchases of shares					(74.3)		(74.3)
Retirement of treasury shares		(14.6)			14.6
Tax benefit from exercise of options		13.8					13.8
Dividends on stock ($0.24 per share)				(168.3)			(168.3)
Other, net		2.1	(9.3)		(5.8)		(13.0)

BALANCE, DECEMBER 31, 1998	133.2	1,041.4	(132.3)	1,451.1	(790.0)	3.2	1,706.6
Net income				515.8			515.8
Foreign currency translation adjustment						(53.8)	(53.8)
Unrealized gain on marketable securities, net of tax						23.2	23.2
Realized gains on securities, net of tax						(3.2)	(3.2)

Total comprehensive income							482.0
Conversion of monthly income preferred securities		102.7			262.6		365.3
Shares issued	2.2	160.5					162.7
Corning Stock Ownership Trust		144.8	(127.3)				17.5
Repurchases of shares					(96.2)		(96.2)
Retirement of treasury shares		(30.2)			30.2
Tax benefit from exercise of options		59.9					59.9
Dividends on stock ($0.24 per share)				(176.9)			(176.9)
Other, net			4.4		(62.6)		(58.2)

BALANCE, DECEMBER 31, 1999	135.4	1,479.1	(255.2)	1,790.0	(656.0)	(30.6)	2,462.7
Net income				422.0			422.0
Foreign currency translation adjustment						(118.3)	(118.3)
Unrealized gain on marketable securities, net of tax						32.6	32.6
Realized gains on securities, net of tax						(10.6)	(10.6)

Total comprehensive income							325.7
Shares issued in acquisitions	10.4	2,980.0					2,990.4
Shares issued in equity offerings	31.9	4,560.1					4,592.0
Other shares issued	3.6	260.6					264.2
Stock split	319.6	(319.6)
Corning Stock Ownership Trust		44.6	(25.8)				18.8
Tax benefit from exercise of options		321.2					321.2
Dividends on stock ($0.24 per share)				(211.5)			(211.5)
Other, net		(10.2)	(23.2)		(97.2)		(130.6)

BALANCE, DECEMBER 31, 2000	$500.9	$9,315.8	$(304.2)	$2,000.5	$(753.2)	$(126.9)	$10,632.9

The accompanying notes are an integral part of these statements.

Corning Incorporated and Subsidiary Companies
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

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

    As more fully described in Note 2, Corning merged with Oak Industries, Inc. (Oak) on January 28, 2000 in a pooling of interests transaction. The consolidated financial statements for 1999 and 1998 have been restated to include the financial position, results of operations and cash flows of Oak. No adjustments were needed to conform the accounting policies of Corning and Oak. In addition, no adjustments have been made for transactions between Corning and Oak as such transactions were not significant.

    All share and per share amounts have been restated to reflect the three-for-one stock split of Corning common stock that became effective October 3, 2000.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that could differ from those estimates.

Revenue Recognition

    Corning recognizes revenue when it is realized or realizable and has been earned. Product revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred and payment is reasonably assured. Corning reduces revenue for estimated product returns, allowances and price discounts based on experience.

Foreign Currencies

    Balance sheet accounts of foreign subsidiaries are translated at current exchange rates and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are accumulated as a component of other accumulated comprehensive income. Foreign currency transaction gains and losses affecting cash flows are included in current earnings.

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

    Prior to July 2000, Corning entered into revenue sales contracts for certain of its revenues generated in foreign currencies. Such contracts, because of their terms, were not subject to foreign currency gains and losses.

Cash and Cash Equivalents

    Short-term investments, comprised of repurchase agreements and debt instruments with original maturities of 90 days or less, are considered cash equivalents.

    Supplemental disclosure of cash flow information is as follows:

	2000	1999	1998
Changes in certain working capital items:
Accounts receivable	$(362.9)	$(152.1)	$(61.9)
Inventories	(280.2)	(81.3)	(19.6)
Other current assets	(78.3)	(6.8)	(13.6)
Accounts payable and other current liabilities	319.1	96.1	14.3

Total	$(402.3)	$(144.1)	$(80.8)

Cash paid for interest and income taxes is as follows:
Interest	$131.7	$130.9	$111.5
Income taxes	$121.1	$186.4	$194.2

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

Inventories

    Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories at December 31, consisted of the following:

	2000	1999
Finished goods	$299.9	$206.1
Work in process	262.9	152.6
Raw materials and accessories	377.0	162.0
Supplies and packing materials	100.1	81.5

Total inventories	$1,039.9	$602.2

Property and Depreciation

    Land, buildings and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties using straight-line and accelerated methods. The estimated useful lives range from

20-40 years for buildings and 3-20 years for the majority of Corning's equipment. At December 31, plant and equipment consisted of the following:

	2000	1999
Land	$84.0	$68.8
Buildings	1,626.4	1,446.7
Equipment	4,454.8	3,487.7
Construction in progress	1,175.4	555.4

	7,340.6	5,558.6
Accumulated depreciation	(2,661.6)	(2,356.9)

Plant and equipment, net	$4,679.0	$3,201.7

    Depreciation expense for 2000, 1999 and 1998 was $516.2 million, $375.5 million and $292.6 million, respectively. Approximately $56.5 million, $41.3 million and $46.8 million of interest costs were capitalized as part of plant and equipment in 2000, 1999 and 1998, respectively.

Goodwill and Other Intangible Assets

    Investment costs in excess of the fair value of net assets acquired are amortized over appropriate periods not exceeding 40 years, but principally ranging from 5 to 25 years for acquisitions over the past three years. Other intangible assets are recorded at cost and amortized over periods generally ranging from 5 to 20 years. Corning reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on Corning's ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets. It is reasonably possible that future events or circumstances could cause these estimates to change. Amortization expense for the years ended December 31, was as follows:

	2000	1999	1998
Amortization of purchased intangibles, including goodwill	$245.0	$27.8	$22.2
Amortization of other intangible assets	3.7	5.0	5.3

Amortization expense	$248.7	$32.8	$27.5

Taxes on Income

    Corning uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.

2. Business Combinations and Divestitures

Pooling of Interests

    On January 28, 2000, Corning merged with Oak in a pooling of interests transaction. Corning issued 44,293,491 shares of Corning common stock and 8,137,500 options to purchase Oak common shares to complete the transaction. The consolidated financial statements for 1999 and 1998 have been restated to include the financial position and results of operations of Oak. During the first quarter of 2000, Corning recognized a charge of $47.0 million ($43.4 million after tax) for one-time acquisition costs related to Oak. The acquisition costs are primarily related to investment banking, legal and other fees of approximately $30 million. The charge also includes approximately $17 million of severance and other termination benefits for Oak corporate officers and headquarters employees. As of December 31, 2000, total severance benefits paid out were approximately $14 million. Separate revenue and income amounts of the merged companies for the years ended December 31, are as follows (in millions):

	1999	1998
Total revenues:
Corning	$4,368.1	$3,572.1
Oak	444.4	349.5

Combined	$4,812.5	$3,921.6

Net income:
Corning	$481.7	$394.0
Oak	34.1	27.3

Combined	$515.8	$421.3

Purchases

    The transactions listed below were all accounted for under the purchase method of accounting. Management is responsible for estimating the fair value of the assets and liabilities acquired. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisitions.

    Amounts allocated to purchased in-process research and development (IPRD) were established through recognized valuation techniques in the high technology communications industry. Certain projects were acquired for which technological feasibility had not been established at the date of acquisition and for which no alternative future uses existed. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs" as interpreted by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," amounts assigned to IPRD meeting the above criteria must be charged to expense at the date of consummation of the purchase.

    The value allocated to projects for which a charge was recorded was determined by the traditional income approach which discounts expected future debt-free income to present value. The discount rates used were specific to each project and were derived from a cost of capital for each specific acquisition target, adjusted upward for the stage of completion of each project. The acquired entity discount rates ranged from 17% to 35%, and the stage of completion assigned to IPRD projects varied from 10% to 90%.

    Corning expects that products incorporating the acquired technology from these projects will be completed and will begin to generate cash flows over the next five years following integration.

Optical Technologies USA

    On December 12, 2000, Corning completed the acquisition of Optical Technologies USA, a manufacturer of lithium niobate modulators, pump lasers, certain specialty fibers and fiber gratings used in optical networks from Pirelli S.p.A. (90%) and Cisco Systems Inc. (10%) for approximately $3.6 billion in cash consideration to Pirelli and 5,473,684 shares of unregistered Corning stock to Cisco (the Pirelli acquisition). Based upon the average closing price of Corning common stock for a range of days surrounding the agreement adjusted for a discount commensurate with restrictions on the shares the total purchase price was $4.0 billion. The excess of the purchase price over the estimated fair value of tangible assets acquired was allocated primarily to goodwill, other intangibles and IPRD. Goodwill of approximately $3,472 million is being amortized on a straight-line basis over 13 years. Patents of approximately $152 million are also being amortized over 13 years. Corning recorded a non-tax deductible charge of $322.9 million for IPRD in the fourth quarter of 2000 associated with this transaction. The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained.

Champion Products

    On October 10, 2000, Corning completed the acquisition of Champion Products Inc., a manufacturer of enclosures, power pedestals, shelters and a unique patented design for temperature controlled enclosures for telecommunications customers, for approximately $85 million in cash. The excess of the purchase price over the estimated fair value of tangible assets acquired was allocated primarily to goodwill. Purchased intangibles and goodwill of approximately $69 million are being amortized on a straight-line basis over 20 years.

IntelliSense

    On June 12, 2000, Corning completed the acquisition of the remaining 67% interest in IntelliSense Corporation, a manufacturer of micro-electro-mechanical devices in exchange for 6,050,259 shares of unregistered Corning common stock and the assumption of stock options convertible into 1,968,312 shares of Corning common stock. Based upon the average closing price of Corning stock for a range of days surrounding the announcement adjusted for a discount commensurate with restrictions on the shares issued and a Black-Scholes valuation of the options issued, the recorded purchase price approximated $410 million. An additional 1,019,763 shares were issued upon the achievement of certain product milestones in the fourth quarter. This additional consideration was valued at approximately $77 million. The excess of the purchase price over the estimated fair value of tangible assets acquired was allocated primarily to goodwill. Goodwill of approximately $483 million is being amortized on a straight-line basis over 13 years. Corning recorded a non-tax deductible charge of $6.7 million for IPRD in the second quarter of 2000.

NetOptix

    On May 12, 2000, Corning completed the acquisition of NetOptix Corporation for 33,719,067 shares of Corning common stock and the assumption of stock options convertible into 2,487,240 Corning shares. Based on the average closing price of Corning stock for a range of days surrounding the announcement and a Black Scholes valuation of options issued, the recorded purchase price approximated $2.1 billion. NetOptix manufactures thin film filters for use in dense wavelength division multiplexing components.

    The excess of the purchase price over the estimated fair value of tangible assets acquired was allocated to goodwill. Goodwill of approximately $2,066 million is being amortized on a straight-line basis over 10 years.

NZ Applied Technologies

    On May 5, 2000, Corning completed the acquisition of the remaining 84% interest in NZ Applied Technologies (NZAT), a developer and manufacturer of photonic components for optical telecommunications applications including the optical networks industry, in exchange for Corning common stock. Based upon a range of days surrounding May 1, 2000, the date on which the number of shares became fixed, and adjusted for a discount commensurate with the restrictions on the shares, Corning issued 1,321,749 shares of unregistered common stock at closing with a fair value of approximately $75 million. In addition, Corning placed an extra 1,321,749 shares in escrow to be earned over the next three years contingent upon NZAT achieving certain product development and sales milestones. In the fourth quarter, NZAT achieved two milestones earning 528,702 shares of the escrowed stock valued at approximately $42 million. The remaining contingent proceeds, if earned, will be recorded at the then current fair value of Corning common stock. The excess of the purchase price over the estimated fair value of tangible assets acquired was allocated to goodwill and IPRD. Goodwill of approximately $73 million is being amortized on a straight-line basis over 10 years. Corning recorded a non-tax deductible charge of $44 million for IPRD in the second quarter of 2000.

Photonics Technology Research Center

    On February 14, 2000, Corning acquired British Telecommunication's Photonics Technology Research Center (PTRC) for approximately $66 million in cash. The excess of the purchase price over the estimated fair value of tangible assets acquired was allocated to IPRD and purchased intangibles and goodwill. Purchased intangibles and goodwill of approximately $24 million is being amortized over lives up to nine years. Corning recorded a charge of $42.0 million ($25.7 million after tax) for IPRD in the first quarter of 2000.

Siemens Transaction

    On February 2, 2000, Corning acquired the worldwide optical cable and hardware business of Siemens AG and the remaining 50% in Siecor Corporation and Siecor GmbH (the Siemens transaction). The purchase price of $1.4 billion (subject to customary purchase price adjustments) includes approximately $120 million in assumed debt and $145 million in contingent performance payments to be paid, if earned, over a four-year period. At December 31, 2000, approximately $50 million of this contingent consideration has been earned. Less significant portions of the transaction may close at various dates into 2001. At December 31, 2000, total cash paid to Siemens approximated $1.1 billion. The excess of the purchase price over the estimated fair value of tangible assets acquired, pending final determination of certain acquired balances, was allocated primarily to purchased intangibles and goodwill. Purchased intangibles and goodwill of approximately $650 million are being amortized over lives of 5 to 20 years.

Corning Japan K.K.

    On September 29, 1999, Corning acquired the 21% interest in Corning Japan K.K. it did not own for cash consideration of approximately $32 million. The excess purchase price over the estimated fair value of tangible assets acquired was allocated primarily to goodwill. Goodwill of approximately $18 million is being amortized on a straight-line basis over 20 years. Corning Japan K.K. produces flat panel display glass within the Information Display Segment, and will continue to be consolidated within Corning's operating results.

BICC and Optical Waveguides Australia

    On April 30, 1999, Corning acquired BICC, plc's telecommunications cable business and the 50% equity interest in Optical Waveguides Australia, Pty. Ltd. (OWA) it did not already own for cash consideration of approximately $135 million. The excess purchase price over the estimated fair value of tangible assets acquired was allocated to goodwill and other intangible assets. Goodwill and other intangible assets of approximately $37 million are being amortized over periods ranging from 5 to 25 years. During the third and fourth quarters of 1999, adjustments to purchase accounting increased goodwill and primarily reduced property, plant and equipment. OWA became a wholly owned subsidiary as a result of this transaction and the results of its operations are included in the consolidated financial statements from the date of the transaction.

Optical Fibres

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

Tele Quarz GmbH

    On October 30, 1998, Oak completed the acquisition of Tele Quarz GmbH (Tele Quarz), a German manufacturer of frequency control products. The total purchase price, including debt assumed and transaction costs, was approximately $63.5 million. The excess purchase price over the estimated fair value of tangible assets acquired was allocated primarily to goodwill and other intangibles. Goodwill and other intangibles of approximately $18 million are being amortized over periods ranging from 12 to 30 years.

Other

    Throughout 2000, Corning completed other acquisitions with an aggregate purchase price of approximately $67 million in cash. The excess purchase price over the fair value of net tangible assets acquired totaled $64 million and is being amortized over periods of up to 20 years. These acquisitions were not significant to the consolidated financial statements.

    In December 1999, Corning completed other acquisitions with an aggregate purchase price of $17.5 million in cash. The excess purchase price over the fair value of net tangible assets acquired totaled $8.5 million and is being amortized over periods of up to 10 years. These acquisitions were not significant to the consolidated financial statements.

Pro Forma Presentation

    The foregoing acquisitions have been recorded under the purchase method of accounting and, accordingly, the results of the acquired businesses are included in the consolidated financial statements since the date of acquisition. The following unaudited pro forma financial information reflects the consolidated results of operations of Corning as if the Pirelli, NetOptix and Siemens acquisitions took place at the beginning of January 1999. The effects of the other acquisitions on Corning's consolidated financial statements were not material on either an individual or an aggregate basis. The pro forma information includes adjustments for interest expense and shares outstanding that would have been incurred to finance the transactions, additional depreciation based on the fair market value of the property, plant and equipment acquired, amortization of purchased intangibles and goodwill and the elimination of minority interest related to Siemens 50% ownership of Siecor Corporation. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed acquisition date.

	Year Ended December 31,
	2000	1999
	In millions, except per share amounts
Sales	$7,298.8	$5,525.8
Net income	$59.5	$(348.3)
Basic earnings per share	$0.02	$(0.41)
Diluted earnings per share	$0.02	$(0.41)

Divestitures

    On January 31, 2000, Corning sold Quanterra Incorporated to Severn Trent Laboratories for $35 million. In the first quarter of 2000, Corning recorded a nonoperating gain of $6.8 million, ($4.2 million after tax), as a result of this transaction. Concurrent with management's decision to dispose of this business, Corning recognized an impairment loss of $15.5 million ($10.0 million after tax), in the third quarter of 1999. The impairment loss reduced Corning's investment in these assets to an amount equal to management's current estimate of fair value. The results of operations of this business were not material to Corning.

    During the third quarter of 1999, Corning sold Republic Wire and Cable, a manufacturer of elevator cables and a subsidiary of Siecor Corporation, for approximately $52 million in cash and short-term notes. Corning recorded a nonoperating gain of $30 million ($9.5 million after tax and minority interest), as a result of this transaction.

    In the fourth quarter of 1998, Corning recorded a nonoperating gain of $19.2 million ($9.7 million after tax), related to the divestiture of several small businesses within the life sciences business.

Other

    In June 1998, Molecular Simulations, Inc. (MSI) merged with Pharmacopeia, Inc., a publicly traded company. Corning previously owned 35% of MSI and owned approximately 15% of the combined entity at the time of the merger. Corning realized a nonoperating gain of $20.5 million ($13.2 million after tax), from this transaction.

3. Information by Operating Segment

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Corning's chief operating decision-making group is comprised of the Chief Executive Officer and the officers who report to him directly.

    Corning's reportable segments include Telecommunications, Advanced Materials and Information Display. The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment, photonic modules and components and optical networking devices for the worldwide telecommunications industry. The Advanced Materials Segment manufactures specialized products with unique properties for customer applications utilizing glass, glass ceramic and polymer technologies. Businesses within this segment include environmental technologies, life sciences, semiconductor materials and optical and lighting products. The Information Display Segment manufactures glass panels and funnels for televisions and CRTs, projection video lens assemblies and liquid crystal display glass for flat panel displays.

    In the first quarter of 2000, Corning changed the performance measurement of its operating segments to a new metric. Corning evaluates performance based on an after-tax profit measure, which is identified as segment net income. Segment net income excludes amortization of purchased intangibles and goodwill, purchased IPRD costs, one-time acquisition costs and other nonrecurring items. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The financial results for Corning's three operating segments have been prepared on a basis which is consistent with the manner in which Corning management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments differently than would be required for stand alone financial information prepared in accordance with GAAP. Revenue attributed to geographic areas is based on the location of the customer. The segment results for 1999 and 1998 have been restated to conform to the new measure.

Operating Segments	Telecommunications	Advanced Materials	Information Display	Total Segments
	(in millions)
2000
Net Sales	$5,120.7	$1,086.0	$894.1	$7,100.8
Depreciation (1)	341.2	88.3	89.3	518.8
Research, development and engineering expenses (2)	390.4	120.3	29.2	539.9
Interest income	1.2			1.2
Interest expense (3)	69.0	18.2	19.1	106.3
Income tax expense	326.5	43.5	46.6	416.6
Segment Earnings Before Minority Interest and Equity Earnings (4)	677.2	88.0	114.2	879.4
Minority interest in (earnings) losses of subsidiaries	3.0		(26.7)	(23.7)
Equity in earnings of associated companies	1.0	22.6	144.5	168.1
Segment Net Income	681.2	110.6	232.0	1,023.8
Investment in associated companies, at equity	33.9	50.9	381.0	465.8
Segment assets (5)	4,078.9	910.4	1,438.5	6,427.8
Capital expenditures	942.1	122.4	366.1	1,430.6
1999
Net Sales	$2,958.2	$1,053.9	$701.2	$4,713.3
Depreciation (1)	214.9	80.7	78.1	373.7
Research, development and engineering expenses (2)	260.8	94.5	22.9	378.2
Interest income	8.5	2.0	0.8	11.3
Interest expense (3)	58.8	22.7	11.2	92.7
Income tax expense	137.5	43.0	19.0	199.5
Segment Earnings Before Minority Interest and Equity Earnings (4)	330.4	90.9	57.6	478.9
Minority interest in earnings of subsidiaries	(34.6)		(22.7)	(57.3)
Equity in earnings of associated companies	14.9	21.7	67.8	104.4
Segment Net Income	310.7	112.6	102.7	526.0
Investment in associated companies, at equity	58.4	45.3	261.0	364.7
Segment assets (5)	2,303.4	878.4	990.0	4,171.8
Capital expenditures	329.2	112.9	59.5	501.6

1998
Net Sales	$2,139.6	$1,020.1	$644.7	$3,804.4
Depreciation (1)	141.3	76.6	73.5	291.4
Research, development and engineering expenses (2)	203.7	80.0	23.7	307.4
Interest income	10.5	3.2	1.1	14.8
Interest expense (3)	39.8	16.7	10.0	66.5
Income tax expense	118.1	38.4	8.2	164.7
Segment Earnings Before Minority Interest and Equity Earnings (4)	265.3	75.9	39.2	380.4
Minority interest in (earnings) losses of subsidiaries	(38.0)	0.3	(27.6)	(65.3)
Equity in earnings of associated companies	22.7	17.6	44.9	85.2
Segment Net Income	250.0	93.8	56.5	400.3
Investment in associated companies, at equity	36.8	42.0	190.4	269.2
Segment assets (5)	1,846.7	834.0	915.1	3,595.8
Capital expenditures	276.8	131.0	53.0	460.8

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

(4)
Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.

(5)
Includes inventory, accounts receivable, plant, property and equipment and investments in associated equity companies.

    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	2000	1999	1998
REVENUES
Total segment net sales	$7,100.8	$4,713.3	$3,804.4
Non-segment net sales (1)	26.3	27.8	27.5
Interest income	104.6	11.7	15.0
Royalty and dividend income	34.6	29.7	35.0
Nonoperating gains	6.8	30.0	39.7

Total revenues	$7,273.1	$4,812.5	$3,921.6

NET INCOME
Total segment net income (2)	$1,023.8	$526.0	$400.3
Unallocated items:
Non-segment income (1)	12.7	20.2	39.5
Amortization of purchased intangibles including goodwill (3)	(245.0)	(27.8)	(22.2)
Acquisition-related charges (4)	(462.6)
Provision for impairment and restructuring (5)		(1.4)	(84.6)
Interest income (6)	103.4
Interest expense	(0.3)	(0.5)	(0.3)
Income tax (7)	8.4	(1.6)	20.0
Equity in earnings of associated companies	5.4	7.9	12.1
Impairment of equity investment	(36.3)
Minority interest		(9.5)	3.7
Dividends on convertible preferred securities of subsidiary		(2.3)	(13.7)

Net income from continuing operations	$409.5	$511.0	$354.8

ASSETS
Total segment assets	$6,427.8	$4,171.8	$3,595.8
Non-segment assets:
Property, plant and equipment (8)	1,100.1	828.9	624.7
Investments (9)	139.7	139.6	108.1
Other assets (10)	7,577.5	799.7	811.1
Remaining corporate assets (11)	2,280.6	586.0	324.6

Total consolidated assets	$17,525.7	$6,526.0	$5,464.3

(1)
Includes amounts derived from corporate investments. Non-segment income also includes nonoperating gains and losses. Includes one-time gain of $11.7 million included in equity earnings from Samsung Corning related to divestment of its interest in Samsung Corning Precision.

(2)
Includes royalty, interest and dividend income.

(3)
Amortization of purchased intangibles and goodwill relates primarily to the Telecommunications segment.

(4)
Includes in-process research and development and relates primarily to the Telecommunications segment.

(5)
The 1999 amount is the net impact of a $15.5 million impairment charge related to the Advanced Materials Segment and the release of restructuring reserves totaling $14.1 million. See Note 7 to the consolidated financial statements for further discussion of the restructuring reserve. The portion of the 1998 restructuring charge related to Telecommunications, Advanced Materials and Information Display Segments was $8.3 million, $26.9 million, and $16.3 million, respectively. The remainder pertains to corporate functions.

(6)
Corporate interest income is not allocable to reportable segments.

(7)
Includes tax associated with the impairment and restructuring charges, amortization of purchased intangibles and goodwill, acquisition-related charges and nonoperating gains.

(8)
Represents corporate property, plant and equipment not specifically identifiable to a segment.

(9)
Represents corporate investments in associated companies, both at cost and at equity.

(10)
Includes non-current corporate assets, primarily goodwill and other intangibles, pension assets and deferred taxes.

(11)
Includes current corporate assets, primarily cash, short-term investments and deferred taxes.

Other Significant Items	Segment Total	Reconciling Adjustments	Consolidated Total
2000
Depreciation	$518.8	$(2.6)	$516.2
Interest expense	106.3	0.3	106.6
Income taxes	416.6	(9.5)	407.1
Equity in earnings of associated companies (1)	168.1	17.1	185.2
Minority interest	(23.7)		(23.7)
Investment in associated companies, at equity	465.8	12.8	478.6
Capital expenditures	1,430.6	290.7 (2)	1,721.3
1999
Depreciation	$373.7	$1.8	$375.5
Interest expense	92.7	0.5	93.2
Income taxes	199.5	7.6	207.1
Equity in earnings of associated companies	104.4	7.9	112.3
Minority interest	(57.3)	(9.5)	(66.8)
Investment in associated companies, at equity	364.7	57.2	421.9
Capital expenditures	501.6	255.5 (2)	757.1
1998
Depreciation	$291.4	$1.2	$292.6
Interest expense	66.5	0.3	66.8
Income taxes	164.7	(15.2)	149.5
Equity in earnings of associated companies	85.2	12.1	97.3
Minority interest	(65.3)	3.7	(61.6)
Investment in associated companies, at equity	269.2	54.7	323.9
Capital expenditures	460.8	269.6 (2)	730.4

(1)
Includes nonoperating gain of $11.7 million (Corning's share) recorded by Samsung Corning upon divestment of its interest in Samsung Corning Precision.

(2)
Includes capital spending on shared research facilities of $116.4 million, $134.5 million and $166.0 million in 2000, 1999 and 1998, respectively.

    Information concerning principal geographic areas is as follows:

	2000		1999		1998
	Net Sales	Non-current Assets	Net Sales	Non-current Assets (1)	Net Sales	Non-current Assets (1)
North America
United States	$3,580.6	$7,516.2	$2,792.7	$3,427.9	$2,498.8	$3,120.4
Canada	848.5	95.0	473.0	92.9	312.0	94.5
Mexico	97.7	83.0	67.1	58.2	58.3	44.2

Total North America	4,526.8	7,694.2	3,332.8	3,579.0	2,869.1	3,259.1
Asia Pacific
Japan	575.0	257.3	391.4	148.5	318.4	109.6
China	142.7	120.9	79.4	38.0	75.7	13.0
Korea	67.6	385.4	50.8	264.6	24.3	195.2
Other	126.8	51.7	80.1	45.7	42.8	15.1

Total Asia Pacific	912.1	815.3	601.7	496.8	461.2	332.9
Europe
Germany	465.0	505.4	189.7	91.2	123.7	95.6
France	256.6	114.5	107.5	91.9	81.3	78.1
United Kingdom	242.8	173.3	132.8	150.4	84.2	76.0
Italy	69.3	3,488.5	53.4	3.0	1.2	0.2
Other	419.0	47.0	207.8	57.0	132.1	29.1

Total Europe	1,452.7	4,328.7	691.2	393.5	422.5	279.0
Latin America
Brazil	59.3	19.5	44.2	20.7	32.4	10.4
Other	21.6	7.1	13.3		13.7

Total Latin America	80.9	26.6	57.5	20.7	46.1	10.4
All Other	154.6	26.5	57.9	7.9	33.0	22.0

Total	$7,127.1	$12,891.3	$4,741.1	$4,497.9	$3,831.9	$3,903.4

(1)
Excludes deferred taxes of $43.9 million and $85.2 million in 1999 and 1998, respectively.

4. Investments

Associated Companies at Equity

    Samsung Corning Company Ltd., a 50%-owned South Korea-based manufacturer of glass panels and funnels for television and display monitors, represented $284.5 million and $220.5 million of Corning's investments accounted for by the equity method at year-end 2000 and 1999, respectively.

    The financial position and results of operations of Samsung Corning and Corning's other equity companies are summarized as follows:

	2000		1999		1998
	Samsung Corning Co. Ltd.	Total Equity Companies	Samsung Corning Co. Ltd.	Total Equity Companies	Samsung Corning Co. Ltd.	Total Equity Companies
Net sales	$1,010.5	$1,738.7	$964.6	$1,830.7	$884.1	$1,665.2
Gross profit	345.5	650.0	275.6	582.8	239.6	577.1
Net income	210.7	365.9	96.5	244.3	77.8	228.1

Corning's equity in net income (1)	$103.8	$185.2	$47.7	$112.3	$38.4	$97.3

Current assets	$410.4	$910.8	$274.5	$608.2	$362.6	$677.1
Non-current assets	865.6	1,284.1	1,006.9	1,334.8	1,022.7	1,324.0

Current liabilities	$292.7	$746.3	$282.4	$465.8	$369.7	$539.1
Non-current liabilities	329.9	492.4	512.7	631.7	657.3	757.3

(1)
Equity in earnings shown above and in the Consolidated Statements of Income are net of amounts recorded for income tax.

    Dividends received from Samsung Corning and Corning's other equity companies totaled $44.7 million, $50.9 million and $63.4 million in 2000, 1999 and 1998, respectively. At December 31, 2000, approximately $436.6 million of equity in undistributed earnings of equity companies were included in Corning's retained earnings.

    Samsung Corning results include a nonoperating gain of $23.4 million from the sale of its interest in Samsung Corning Precision Glass Company Ltd. (Samsung Corning Precision). Corning's 50% share of this gain is included in its equity earnings. Corning continues to maintain a 50% interest in Samsung Corning Precision.

Dow Corning Corporation

    Corning is a 50% owner of Dow Corning Corporation (Dow Corning), a manufacturer of silicones. The other 50% of Dow Corning is owned by The Dow Chemical Company (Dow Chemical).

    On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code, as a result of several negative developments related to the breast implant litigation. At that time, Corning management believed it was impossible to predict if and when Dow Corning would successfully emerge from Chapter 11 proceedings. As a result, Corning recorded an after-tax charge of $365.5 million to fully reserve its investment in Dow Corning and discontinued recognition of equity earnings from Dow Corning in 1995. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The bankruptcy filing stayed the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions. In the period from December 1996 through February 1998, Dow Corning filed a plan of reorganization and two amended plans, each of which was opposed by creditor representatives. In 1998, Dow Corning and the Tort Claimants Committee engaged in extended negotiations and reached certain compromises. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan). The Joint Plan and related disclosure materials were mailed to claimants for their approval. Following a favorable vote from all but four classes of creditors, a hearing to confirm the Joint Plan was held in mid 1999.

    On November 30, 1999, the Bankruptcy Court entered an order confirming the Joint Plan and indicated that certain written opinions would follow. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. A number of parties opposing the Joint Plan filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Committee of Tort Claimants filed a notice of appeal seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue. On November 13, 2000, the District Court entered an Order affirming the Bankruptcy Court's November 30, 1999 Order confirming the Joint Amended Plan and reversing the Bankruptcy Court's December 21, 1999 Opinion on the release and injunction provisions. One group of plaintiffs filed a motion for reconsideration in the District Court and the District Court entered a February 5, 2001 Opinion Denying Motion for Reconsideration, confirming that the Litigation Facility under the Joint Plan is the defendant in place of Dow Corning, Corning and Dow Chemical, and that Corning and Dow Chemical are not named defendants for direct claims. Approximately 20 appeals were filed from the District Court's Order and are pending in the Sixth Circuit Court of Appeals, which is expected to rule in the second half of 2001. After all appeals are exhausted, if the Joint Plan is upheld but the shareholder releases are effective only for those voting in favor of the Joint Plan, Corning would expect to defend any remaining claims against it on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and the state courts as described under the heading Implant Tort Lawsuits (Item 3). With respect to the possibility of additional direct or indirect claims against Corning if the full releases are not reinstated in the Joint Plan, management believes that such claims lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

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

    The financial position and results of operations of Dow Corning are summarized in the table below (amounts in millions):

	2000	1999	1998
Net sales	$2,750.9	$2,603.3	$2,568.0
Gross profit	814.2	772.2	826.7
Net income (loss)	104.6	109.7	(595.0)

Current assets	$1,793.8	$1,601.7	$1,555.6
Non-current assets	4,676.9	4,625.4	4,610.7

Current liabilities	$947.3	$769.9	$729.2
Non-current liabilities	348.9	366.5	391.2
Liabilities subject to compromise (1)	4,618.3	4,592.3	4,609.6
Shareholders' equity	556.2	498.4	436.3

(1)
Dow Corning's financial statements for 2000, 1999 and 1998 have been prepared in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," (SOP 90-7). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the filing date (May 15, 1995) and identification of all transactions and events that are directly associated with the reorganization.

    Dow Corning's 1998 results reflect the impact of a pre-tax charge of approximately $1.1 billion, representing Dow Corning's best estimate of the anticipated financial consequences to be incurred in resolving all claims arising from the Chapter 11 proceedings and from the breast implant controversy.

    Dow Corning's 1998 results have also been impacted by the suspension of interest payments and reorganization costs resulting from the Chapter 11 proceedings.

Pittsburgh Corning Corporation

    Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. As of the bankruptcy filing on April 16, 2000, PCC had in excess of 240,000 open claims. In the first quarter of 2000, after incurring adverse verdicts in five trials involving 19 claimants, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. At the time of its Chapter 11 filing, PCC sought and obtained a temporary restraining order and filed a motion for a preliminary injunction against the prosecution of asbestos actions against its two shareholders. The preliminary injunction has been extended by stipulation of the parties and by court order to May 21, 2001 to enable the parties to negotiate a plan of reorganization for PCC. Upon expiration of the injunction on or after May 21, 2001, PCC, PPG Industries and Corning will have 90 days to seek removal and transfer of stayed cases that have not been resolved through a plan of reorganization. As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36.3 million in the first quarter to impair its entire investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products, all of which are stayed pursuant to the injunction of the bankruptcy court. Before PCC filed for bankruptcy protection, Corning was dismissed from similar claims as cases against PCC proceeded to trial. The Chapter 11 filing may lead to additional claims against Corning with related costs of defense, charges and expenses. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld. Management is continuing to investigate Corning's options for defending claims against it, which might include vigorously defending itself on all fronts or exploring a global settlement through the bankruptcy process. The range of cost for these options (net of insurance) cannot be estimated at this time, although management believes these matters will be resolved without a materially adverse impact on Corning's financial position.

Other Investments

    Corning's other investments include equity securities, which are classified as available-for-sale. At December 31, 2000, the fair value and cost of Corning's equity securities was $156.2 million and $89.5 million, respectively. The difference includes gross unrealized gains of $67.3 million and gross unrealized losses of $0.1 million. At December 31, 1999, the fair value and cost of Corning's equity securities was $82.5 million and $51.4 million, respectively. The difference includes gross unrealized gains of $32.8 million and gross unrealized losses of $1.7 million. The net change in the unrealized gain/(loss) on marketable securities classified as available-for-sale included as a component of accumulated other comprehensive income was $36.1 million and $31.0 million for the years ended December 31, 2000 and 1999, respectively.

    Proceeds from sales of marketable securities were $16.3 million and $0.8 million in 2000 and 1999, respectively, and related net realized gains included in income were $26.5 million and $5.6 million in 2000 and 1999, respectively.

5. Employee Retirement Plans

    Corning has defined benefit pension plans covering certain domestic and international employees. Corning's funding policy has been to contribute as necessary an amount determined jointly by Corning and its consulting actuaries, which provides for the current cost and amortization of prior service cost. In 2000, Corning amended its US pension plan to include a cash balance pension feature. All salaried and non-union hourly employees hired before July 1, 2000 were given the choice of staying in the existing plan or participating in the cash balance plan beginning January 1, 2001. Salaried employees hired after July 1, 2000 automatically became participants in the new cash balance plan. Under the cash balance plan, employee accounts are credited monthly with a percentage of eligible pay based on age and years of service. Benefits remain 100% vested after five years of service.

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

    The change in benefit obligation and funded status of Corning's employee retirement plans are as follows:

	Pension Benefits		Postretirement Benefits
	2000	1999	2000	1999
CHANGE IN BENEFIT OBLIGATION (in millions)
Benefit obligation at beginning of year	$(1,431.1)	$(1,561.1)	$(592.3)	$(632.3)
Benefit obligation of acquired businesses	(58.0)
Service cost	(31.8)	(26.9)	(10.3)	(11.6)
Interest cost	(117.4)	(95.5)	(40.5)	(39.8)
Plan participants' contribution	(4.0)	(2.5)	(2.2)	(1.7)
Amendments	7.5	(61.5)	1.0	(0.9)
Settlements	(7.1)
Gain/(loss) from changes in actuarial assumptions	(95.8)	157.4	53.4	58.0
Experience gain/(loss)		42.3		1.3
Benefits paid	127.3	116.7	34.9	34.7

Benefit obligation at end of year	$(1,610.4)	$(1,431.1)	$(556.0)	$(592.3)

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$1,718.4	$1,537.3
Fair value of plan assets from acquired businesses	15.8
Actual return on plan assets	227.8	258.6
Employer contribution	35.3	36.7
Plan participants' contributions	2.5	2.5
Benefits paid	(127.3)	(116.7)

Fair value of plan assets at end of year	$1,872.5	$1,718.4

Funded status	$262.1	$287.3	$(556.0)	$(592.3)
Unrecognized transition amount	(2.1)	(2.2)
Unrecognized prior service cost	126.0	149.2	(3.1)	(3.4)
Unrecognized net (gains)/losses from changes
in actuarial assumptions	(311.3)	(331.4)	(67.2)	(17.4)

Recognized asset (liability)	$74.7	$102.9	$(626.3)	$(613.1)

Less current portion			38.0	39.1

Accrued postretirement benefit liability			$(588.3)	$(574.0)

    Defined benefit pension plan assets are comprised principally of publicly traded debt and equity securities. Corning common stock represented 1.7% and 4.1% of plan assets at year-end 2000 and 1999, respectively. Corning has not funded its postretirement benefit obligations.

    The weighted-average assumptions for Corning's employee retirement plans are as follows:

	Pension Benefits		Postretirement Benefits
	2000	1999	2000	1999
Discount rate	7.75%	7.75%	7.75%	7.75%
Expected return on plan assets	9.0%	9.0%
Rate of compensation increase	4.5%	4.5%

    Corning's consolidated postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. The health care cost trend rate for Corning's principal plan is assumed to be 7.08% in 2000 decreasing gradually to 5.0% in 2010 and thereafter.

    Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in 2000 assumed health care trend rates would have the following effects:

	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$4.1	$(3.6)
Effect on postretirement benefit obligation	38.9	(33.6)

    The components of net periodic benefit cost for Corning's employee retirement plans are as follows:

	Pension Benefits			Postretirement Benefits
	2000	1999	1998	2000	1999	1998
Service cost	$31.8	$26.9	$22.6	$10.3	$11.6	$9.6
Interest cost	117.4	95.5	97.8	40.5	39.8	40.2
Expected return on plan assets	(148.5)	(132.8)	(121.9)
Amortization of transition asset	(0.7)	(0.6)	(0.6)		0.2
Amortization of net loss (gain)	(1.2)	13.5	13.1	(1.6)
Amortization of prior service cost	16.3	2.2	1.8	(0.9)	(0.9)	(1.1)

Net periodic benefit cost	15.1	4.7	12.8	48.3	50.7	48.7
Recognition of curtailment and settlement	11.5	5.4	14.2 (1)
Recognition of special termination benefits			7.5			0.5

Total cost	$26.6	$10.1	$34.5	$48.3	$50.7	$49.2

(1)
Included in the gain on sale of the consumer housewares business, which is recorded in income from discontinued operations.

    Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year. In addition to defined benefit retirement plans, Corning offers defined contribution plans covering employees meeting certain eligibility requirements. Total consolidated defined contribution expense was $80.9 million in 2000, $50.0 million in 1999 and $39.5 million in 1998.

6. Taxes on Income (in millions)

	2000	1999	1998
Income from continuing operations before taxes on income:
U.S. companies	$762.7	$526.7	$378.5
Non-U.S. companies	(71.3)	148.2	103.8

Income before taxes on income	$691.4	$674.9	$482.3

Taxes on income from continuing operations	$407.1	$207.1	$149.5

Effective tax rate reconciliation:
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.9	0.8	0.8
Acquisition-related costs (1)	27.1
Foreign and other tax credits		(0.4)	(0.8)
Lower taxes on subsidiary earnings	(7.4)	(2.4)	(5.7)
Other	0.3	(2.3)	1.7

Effective tax rate	58.9%	30.7%	31.0%

Current and deferred tax expense (benefit) from continuing operations:
Current:
U.S.	$306.2	$92.9	$96.4
State and municipal	66.4	3.4	10.6
Foreign	82.9	68.0	40.5
Deferred:
U.S.	(37.0)	40.0	3.7
State and municipal	(17.4)	5.4	(0.9)
Foreign	6.0	(2.6)	(0.8)

Taxes on income from continuing operations	$407.1	$207.1	$149.5

(1)
Includes non-taxable in-process research and development, non-taxable amortization of purchased intangibles and goodwill and other merger-related expenses.

    The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities as of year end are comprised of the following:

	2000	1999
Postretirement medical and life benefits	$234.8	$240.9
Other employee benefits	33.0	59.2
Other accrued liabilities	49.3	29.8
Restructuring reserves	3.0	3.3
Loss and tax credit carryforwards	114.0	83.9
Other	57.7	37.4

Gross deferred tax assets	491.8	454.5
Deferred tax assets valuation allowance	(44.7)	(50.3)

Deferred tax assets	447.1	404.2

Fixed assets	(255.5)	(176.5)
Pensions	(41.6)	(41.0)
Other	(37.9)	(29.0)

Deferred tax liabilities	(335.0)	(246.5)

Net deferred tax assets	$112.1	$157.7

    The change in the total valuation allowance for the years ended December 31, 2000 and 1999, was a decrease of $5.6 million and an increase of $16.5 million, respectively.

    Corning currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent such earnings are currently taxable or expected to be remitted. Taxes have not been provided on $777.1 million of accumulated foreign unremitted earnings which are expected to remain invested indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings; however, if these earnings were remitted, income taxes payable would be provided at a rate which is significantly lower than the effective tax rate.

    Corning, as required, provided for tax on undistributed earnings of its domestic subsidiaries and affiliated companies beginning in 1993 even though these earnings have been and will continue to be reinvested indefinitely. Corning estimates that $32.1 million of tax would be payable on pre-1993 undistributed earnings of its domestic subsidiaries and affiliated companies should the unremitted earnings reverse and become taxable to Corning. Corning expects these earnings to be reinvested indefinitely.

    Deferred income tax benefits totaling $172.6 million and $113.5 million were included in other current assets at year-end 2000 and 1999, respectively. At December 31, 2000, Corning had tax benefits attributable to loss carryforwards and credits aggregating $114.0 million that expire at various dates through 2014.

7. Provision for Restructuring

    In the second quarter of 1998, Corning recorded a restructuring charge of $84.6 million ($49.2 million after tax and minority interest). The charge was comprised of early retirement incentives offered to certain salaried non-union employees 55 years old or older satisfying service criteria and severance costs associated with workforce reductions of other non-union employees. The restructuring charge related to approximately 650 employees, all of whom were terminated as of June 30, 1999. Corning determined in the fourth quarter of 1999 that the total costs of the incentive package would be less than anticipated. Consequently, Corning released restructuring reserves totaling $14.1 million ($8.6 million after tax), in the fourth quarter of 1999. All payments associated with this program have been made at December 31, 2000. Management estimates that the annualized cost savings related to this program is approximately $30 million per year after taxes.

8. Other Accrued Liabilities (in millions)

    Other accrued liabilities at December 31, included the following:

	2000	1999
Taxes on income	$185.8	$115.0
Restructuring reserves		7.8
Wages and employee benefits	300.7	224.5
Dividends payable to minority shareholders		95.0
Other liabilities	479.1	273.0

Other accrued liabilities	$965.6	$715.3

9. Long-Term Debt and Loans Payable (in millions)

	2000	1999
LOANS PAYABLE
Current portion of long-term debt	$128.4	$45.6
Other short-term borrowings		375.1

	$128.4	$420.7

LONG-TERM DEBT
Series B senior notes, 8.25%, due 2002	$14.4	$21.5
Debentures, 8.25%, due 2002	75.0	75.0
Debentures, 6%, due 2003	99.8	99.8
Euro notes, 5.625%, due 2005	180.5
Debentures, 7%, due 2007, net of unamortized discount of $32.3 million in 2000 and $34.6 million in 1999	67.7	65.4
Notes, 6.73%, due 2008		32.8
Convertible notes, 4.875%, due 2008	99.5	100.0
Notes, 6.83%, due 2009		27.2
Notes, 6.3%, due 2009	150.0	150.0
Euro notes, 6.25%, due 2010	270.0
Debentures, 6.75%, due 2013	99.6	99.6
Zero coupon convertible debentures, 2%, due 2015	2,018.3
Debentures, 8.875%, due 2016	74.5	74.5
Debentures, 8.875%, due 2021	74.9	74.9
Debentures, 7.625%, putable in 2004, due 2024	99.8	99.7
Medium-term notes, average rate 7.8%, due through 2025	254.0	265.0
Debentures, 6.85%, due 2029	149.7	149.7
Other, average rate 6.5%, due through 2016	367.1	200.9

	4,094.8	1,536.0
Less current maturities	128.4	45.6

	$3,966.4	$1,490.4

    At December 31, 2000 and 1999, the weighted-average interest rate on short-term borrowings was 6.1%.

    The following table shows the maturities by year of the total long-term debt obligations at December 31:

2002	2003	2004	2005	2006-2029
$181.9	$269.7	$19.5	$185.6	$3,309.7

    Based on borrowing rates currently available to Corning for loans with similar terms and maturities, the fair value of long-term debt was $3.8 billion at year-end 2000.

    In February 1998, Oak issued $100 million of convertible subordinated notes bearing interest at 4.875% due in 2008. The notes are convertible into 6.3 million shares of Corning common stock at a conversion price of approximately $16 per share.

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

    In February 2000, Corning issued EUR 500 million of Euro-denominated notes in two tranches: EUR 200 million at 5.625% due February 18, 2005 and EUR 300 million at 6.25% due February 18, 2010. Interest is payable on February 1 of each year beginning in 2001. The notes are not redeemable before they mature, unless Corning becomes obligated to pay additional amounts because of changes in U.S. withholding tax requirements. The net proceeds of approximately $485 million were used to finance a portion of the Siemens transaction.

    Corning has available a revolving line of credit with a syndicate of banks for $2 billion. The line of credit expires in August 2005, unless extended. There were no borrowings under the agreement at December 31, 2000. The revolving credit agreements provide for borrowing of U.S. dollars and Eurocurrency at various rates.

    In November 2000, Corning completed an offering of $2.7 billion (amount due at maturity) of zero coupon convertible debentures which generated net proceeds of approximately $2 billion. The initial price of the debentures was $741.92 with a 2% yield annually. Interest is compounded semi-annually with a 25% conversion factor. The debentures mature on November 8, 2015, and are convertible into approximately 22.6 million shares of Corning common stock at the rate of 8.3304 per $1,000 principal amount. Corning may call the debentures at any time on or after November 8, 2005. The debentures may be redeemed for $819.54 on November 8, 2005 and $905.29 on November 8, 2010. The holder can convert the debenture into Corning common stock at any time prior to maturity or redemption. The proceeds were used to finance a portion of the Pirelli acquisition. Deferred financing costs totaled approximately $40.9 million and are being amortized ratably over the term of the debentures.

10. Mandatorily Redeemable Convertible Preferred Stock

    Corning has 10 million authorized shares of Series Preferred Stock, par value $100 per share. Of the authorized shares, Corning has designated 2.4 million shares as Series A Junior Participating Preferred Stock for which no shares have been issued.

    At December 31, 2000, 1999 and 1998, 86,800, 134,700 and 178,700 shares of Series B Convertible Preferred Stock were outstanding, respectively. Each Series B share is convertible into 14.37 shares of Corning common stock and has voting rights equivalent to 14 common shares. The Series B shares were sold exclusively to the trustee of Corning's existing employee investment plans, based upon directions from plan participants. Participants may cause Corning to redeem the shares at 100% of par upon reaching age 55 or later, retirement, termination of employment or in certain cases of financial hardship. The Series B shares are redeemable by Corning at $100 per share.

11. Common Shareholders' Equity

    On January 31, 2000, Corning completed an equity offering of 44.85 million shares of common stock generating net proceeds to Corning of approximately $2.2 billion. On November 6, 2000, Corning completed an equity offering of 34.5 million shares of common stock generating net proceeds to Corning of approximately $2.4 billion.

    On April 27, 2000, the shareholders of Corning approved an increase to the authorized number of shares of common stock from 500 million to 1.2 billion shares and on November 8, 2000, the shareholders of Corning approved an increase to the authorized number of shares of common stock from 1.2 billion to 3.8 billion shares. In August 2000, Corning authorized a three-for-one stock split of its common stock, effected in the form of a stock dividend, which was distributed on October 3, 2000, to shareholders of record on September 5, 2000. All of the share and per share data in these financial statements and footnotes have been retroactively adjusted to reflect the stock split.

    Corning has established the Corning Stock Ownership Trust (CSOT) to fund a portion of future employee purchases and company contributions of common stock to Corning's Investment and Employee Stock Purchase Plans (the Plans). Corning sold 12 million treasury shares to the CSOT. At December 31, 2000, 4.5 million shares remained in the CSOT. Shares held by the CSOT are not considered outstanding for earnings per common share calculations until released to the Plans.

    Corning repurchased approximately 4.2 million and 6.0 million shares of its common stock in 1999 and 1998, respectively. No shares of common stock were repurchased in 2000.

    In June 1996, the Board of Directors approved the renewal of the Preferred Share Purchase Right Plan which entitles shareholders to purchase 0.01 of a share of Series A Junior Participating Preferred Stock upon the occurrence of certain events. In addition, the rights entitle shareholders to purchase shares of common stock at a 50 percent discount in the event a person or group acquires 20 percent or more of Corning's outstanding common stock. The preferred share purchase rights became effective July 15, 1996 and expire July 15, 2006.

    Components of other comprehensive income (loss) accumulated in shareholders' equity are as follows (in millions):

	Foreign currency translation adjustment	Unrealized gains (losses) on marketable securities	Accumulated other comprehensive income (loss)
DECEMBER 31, 1997	$(34.1)	$0.2	$(33.9)
Foreign currency translation adjustment	38.3		38.3
Unrealized loss on marketable securities (net of tax of $0.6 million)		(1.0)	(1.0)
Realized gains on securities		(0.2)	(0.2)

DECEMBER 31, 1998	$4.2	$(1.0)	$3.2
Foreign currency translation adjustment	(53.8)		(53.8)
Unrealized gain on marketable securities (net of tax of $14.9 million)		23.2	23.2
Realized gains on securities (net of tax of $2.1 million)		(3.2)	(3.2)

DECEMBER 31, 1999	$(49.6)	$19.0	$(30.6)
Foreign currency translation adjustment	(118.3)		(118.3)
Unrealized gain on marketable securities (net of tax of $20.8 million)		32.6	32.6
Realized gains on securities (net of tax of $6.7 million)		(10.6)	(10.6)

DECEMBER 31, 2000	$(167.9)	$41.0	$(126.9)

12. Earnings Per Common Share

    Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible preferred shares, subordinated notes and convertible zero coupon debentures outstanding at the beginning of the year were converted at those dates, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by Corning with the related proceeds.

    A reconciliation of the basic and diluted earnings per share from continuing operations computations for 2000, 1999 and 1998 are as follows:

	For the years ended December 31,
	2000			1999			1998
	Income	Weighted- Average Shares (in millions)	Per Share Amount	Income	Weighted- Average Shares (in millions)	Per Share Amount	Income	Weighted- Average Shares (in millions)	Per Share Amount
Net income from continuing operations	$409.5			$511.0			$354.8
Less: Preferred stock dividends	(0.8)			(1.2)			(1.5)

BASIC EARNINGS PER SHARE	408.7	858.4	$0.48	509.8	765.3	$0.67	353.3	733.2	$0.48

EFFECT OF DILUTIVE SECURITIES
Options		20.6			15.6			9.9
Contingent shares from acquisitions		0.3
Convertible preferred securities of subsidiary				2.3	5.7		13.7	34.5
Convertible subordinated notes				3.4	6.3
Mandatorily redeemable convertible preferred stock				1.2	2.1

DILUTED EARNINGS PER SHARE	$408.7	879.3	$0.46	$516.7	795.0	$0.65	$367.0	777.6	$0.47

    At December 31, 2000, the convertible shares from the preferred stock, the subordinated notes and the zero coupon convertible debentures were not included in the calculation of diluted earnings per share due to the anti-dilutive effect they would have had on earnings per share if converted. Also, the 2000 computation of diluted earnings per share excluded 23.7 million options since the option exercise price was greater than the average market price of the common shares for the period.

    During the first quarter of 1999, the Convertible Monthly Income Preferred Securities (MIPS) were redeemed and converted into 34.5 million shares of Corning common stock. The MIPS dividends paid prior to the date of the conversion are reflected within the dilutive earnings per share calculation for 1999.

    At December 31, 1998, 178,700 shares of Series B Convertible Preferred Stock were outstanding. Each Series B share is convertible into 14.37 shares of Corning common stock. In addition, the convertible subordinated notes were also outstanding. These notes were convertible into 5.4 million weighted-average shares of Corning common stock. The convertible shares from the preferred stock and the subordinated notes were not included in the calculation of diluted earnings per share in 1998 due to the anti-dilutive effect they would have had on earnings per share if converted.

13. Stock Compensation Plans

    At December 31, 2000, Corning's stock compensation programs are in accordance with the 2000 Employee Equity Participation Program and 2000 Equity Plan for Non-Employee Directors Program (Programs). For calendar years beginning January 1, 2001, 3.5% of Corning's Common Stock Outstanding at the beginning of the year and any ungranted shares from prior years will be available for grant in the current year. At December 31, 2000, 41.9 million shares will be available under the Programs for 2001. Any remaining shares available for grant but not yet granted will be carried over and used in the following year.

Stock Option Plan

    Corning stock option plans provide non-qualified and incentive stock options to purchase unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

    Option activity for the three years ended December 31, 2000 was:

	Number of Shares	Weighted- Average Exercise Price
	(in thousands)
Options outstanding January 1, 1998	36,747	$8.99
Options granted under Plans	11,259	11.17
Options exercised	(3,450)	6.79
Options terminated	(738)	10.24

Options outstanding January 1, 1999	43,818	$9.70
Options granted under Plans	7,623	21.66
Options exercised	(15,234)	8.77
Options terminated	(918)	12.00

Options outstanding January 1, 2000	35,289	$12.63
Options granted under Plans	23,549	66.27
Options issued in Acquisitions	4,456	26.55
Options exercised	(17,297)	10.62
Options terminated	(994)	42.78

Options outstanding December 31, 2000	45,003	$42.27

    The number of options exercisable and the corresponding weighted-average exercise price was 12.0 million and $11.32 at December 31, 2000, 14.1 million and $10.36 at December 31, 1999 and 21.3 million and $8.95 at December 31, 1998. The weighted-average fair value of options granted was $38.46 in 2000, $8.29 in 1999 and $4.11 in 1998.

    The following table summarizes information about stock options outstanding at December 31, 2000:

				Options Exercisable
	Options Outstanding
				Number Exercisable at December 31, 2000 (in thousands)
Range of Exercise Prices	Number Outstanding at December 31, 2000 (in thousands)	Remaining Contractual Life in Years	Weighted- Average Exercise Price		Weighted- Average Exercise Price
$0.16 to 8.70	4,472	5.1	$7.68	4,122	$7.91
$8.84 to 8.96	349	4.3	$8.85	349	$8.85
$9.38 to 9.49	5,179	7.7	$9.38	1,902	$9.38
$9.54 to 13.50	3,402	5.7	$11.56	3,059	$11.35
$13.52 to 31.78	3,848	7.9	$17.76	2,306	$16.36
$31.83 to 41.95	3,794	9.0	$33.75	229	$36.89
$48.33 to 55.08	5,833	9.8	$53.97	12	$53.64
$55.48 to 69.56	4,698	9.3	$61.80	10	$62.91
$70.08 to 70.75	5,675	9.9	$70.75
$71.04 to 72.38	6,987	9.4	$72.11
$72.99 to 111.00	766	9.6	$91.46

	45,003	8.4	$42.27	11,989	$11.32

Incentive Stock Plans

    The Corning Incentive Stock Plan permits stock grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration.

    In 2000, 1999 and 1998, grants of 1,429,000 shares, 1,236,000 shares and 2,094,000 shares, respectively, were made under this plan. The weighted-average price of the grants was $61.07 in 2000, $21.87 in 1999 and $11.17 in 1998, respectively. A total of 7.1 million shares issued remain subject to forfeiture at December 31, 2000.

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement defines a fair value-based method of accounting for employee stock options and similar equity investments and encourages adoption of that method of accounting for employee stock compensation plans. However, it also allows entities to continue to measure compensation cost for employee stock compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Corning applies APB 25 accounting for its stock-based compensation plans. Compensation expense is recorded for awards of shares or share rights over the period earned. Compensation expense of $31.0 million, $7.2 million and $5.4 million was recorded in 2000, 1999 and 1998, respectively.

Worldwide Employee Share Purchase Plan

    In addition to the Stock Option Plan and Incentive Stock Plans, Corning has a Worldwide Employee Share Purchase Plan (WESPP). Under the WESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Corning common stock. The purchase price of the stock is 85% of the lower of the beginning-of-quarter or end-of-quarter market price. The Corning Stock Ownership Trust is utilized to fund a portion of employee purchases of common stock under the WESPP.

Pro Forma Impact of FAS 123

    Corning has adopted the disclosure-only provisions of FAS 123. If Corning had elected to recognize compensation expense under FAS 123, Corning's net income in 2000, 1999 and 1998 would have decreased by $113.8 million, $28.7 million and $19.0 million, respectively. Corning's diluted earnings per share amounts in 2000, 1999 and 1998 would have decreased by $0.13, $0.04 and $0.02, respectively.

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

    For purposes of FAS 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following are weighted-average assumptions used for grants under Corning stock plans and predecessor Oak plans in 2000, 1999 and 1998, respectively:

	Corning Option Plan	Corning Incorporated		Oak
For Options Granted During	2000	1999	1998	1999	1998
Risk Free Interest Rate	5.8%	5.7%	4.4%	5.7%	4.9%
Dividend Yield	0.36%	0.40%	0.57%
Expected Volatility	65%	33%	29%	49%	45%

14. Commitments, Contingencies, Guarantees and Hedging Activities

Commitments and Guarantees

    Minimum rental commitments under leases outstanding at December 31, 2000 are (in millions):

2001	2002	2003	2004	2005	2006-2021
$55.4	$50.1	$45.7	$41.2	$38.5	$188.9

    Total rental expense amounted to approximately $72.1 million for 2000, $64.1 for 1999 and $58.3 million for 1998.

    At December 31, 2000, future minimum lease payments to be received under a noncancelable sublease to Quest Diagnostics totaled $53.5 million. Quest Diagnostics, in turn, has a noncancelable sublease covering approximately $35.7 million of the minimum lease payments due to Corning. Corning has agreed to indemnify Quest Diagnostics should Quest Diagnostics' sublessee default on the minimum lease payments. Additionally, Corning continues to guarantee certain obligations of Quest Diagnostics totaling $14.1 million.

    In January 1998, Corning completed a sale leaseback transaction related to certain equipment assets that resulted in gross proceeds of approximately $95 million. During 2000 Corning elected to repurchase the assets for approximately $95 million.

    The ability of certain subsidiaries and associated companies to transfer funds is limited by provisions of certain loan agreements and foreign government regulations. At December 31, 2000, the amount of equity subject to such restrictions for consolidated subsidiaries totaled $55.1 million. While this amount is legally restricted, it does not result in operational difficulties since Corning has generally permitted subsidiaries to retain a majority of equity to support their growth programs. At December 31,

2000, loans of equity affiliates guaranteed by Corning totaled $37.4 million. In addition, Corning and certain of its subsidiaries have provided other financial guarantees and contingent liabilities in the form of loan guarantees, stand-by letters of credit and performance bonds. The amounts of these obligations are represented in the following table. Corning believes that all of the guarantees and almost all of the other contingent liabilities will expire without being funded (in millions):

Loan Guarantees	$103
Stand-by Letters of Credit	45
Performance Bonds	317

Total	$465

Hedging Activities

    Corning operates and conducts business in many foreign countries. As a result, there is exposure to potentially adverse movement in foreign currency rate changes. Corning enters into foreign exchange forward and option contracts with durations generally 12 months or less to reduce its exposure to exchange rate risk on foreign source income and purchases. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on Corning's operating results.

    Corning engages in foreign currency hedging activities to reduce the risk that changes in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers. The hedge contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with gains and losses of the hedge contracts. Because the impact of movements in foreign exchange rates on hedge contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from currency exchange rate fluctuations.

    The following table (in millions) summarizes the notional amounts and respective fair values of the derivative financial instruments at December 31, 2000. These contracts are held by Corning and its subsidiaries and mature at varying dates:

	Notional Amount	Fair Value
Foreign exchange forward contracts	$526.4	$15.4
Foreign exchange option contracts	$121.7	$1.7

    In December 1998, one of Corning's subsidiaries entered into financing agreements which provide for the sale of certain future yen based revenues, beginning February 1999 and expiring in December 2001. These contracts were terminated in 2000. These contracts required the counterparty to advance U.S. dollars in amounts up to $10.1 million each month and Corning to repay the notes only to the extent of future yen denominated revenues. The obligations under these contracts were not cancelable by either party. Borrowings under the agreements bore interest at a premium to the Eurodollar rate. Transaction gains or losses related to these contracts were deferred and recognized as an adjustment to the revenue securing the note repayments. Borrowings were recorded on the balance sheet only to the extent they were outstanding. The cumulative borrowings between January 2000 and July 2000 and those for February 1999 and December 1999 were $60.4 million and $95.0 million, respectively. Cumulative repayments approximated 6.6 billion and 9.4 billion yen for the same periods.

15. Discontinued Operations

Distribution of shares of Quest Diagnostics and Covance Inc.

    On December 31, 1996, Corning distributed shares of Quest Diagnostics Incorporated and Covance Inc., which collectively comprised Corning's Health Care Services Segment, to its shareholders on a pro rata basis (the Distributions). Corning agreed to indemnify Quest Diagnostics on an after-tax basis for the settlement of certain government claims and against certain other claims that were pending at December 31, 1996. Coincident with the Distributions, Corning recorded a payable to Quest Diagnostics of approximately $25 million, which was management's best estimate of amounts which were probable of being paid by Corning to Quest Diagnostics to satisfy the remaining indemnified claims on an after-tax basis. Quest Diagnostics settled a significant matter with the Department of Justice late in 2000 requiring Corning to reimburse Quest Diagnostics $9 million. As a result, in the fourth quarter Corning released reserves totaling $12.5 million after tax in excess of the indemnified settlement between Quest Diagnostics and the Department of Justice.

Recapitalization and sale of the consumer housewares business

    On April 1, 1998, Corning completed the recapitalization and sale of a controlling interest in its consumer housewares business to an affiliate of Borden, Inc. Corning received cash proceeds of $593 million and continues to retain a three percent interest in World Kitchen Inc., formerly Corning Consumer Products Company.

    During the fourth quarter of 1999 certain indemnification agreements related to this transaction expired. As a result, Corning recorded income from discontinued operations of $7.9 million ($4.8 million after tax), from the release of reserves provided at the date of the transaction.

    Summarized results of Corning's discontinued operations are as follows (in millions):

	2000	1999	1998
Sales			$116.8
Loss before income taxes			$(0.9)
Income tax benefit			(0.3)

Loss from operations, net of income taxes			(0.6)
Gain on sale of consumer housewares business, net of tax of $3.1 million and $75.8 million, respectively		$4.8	$67.1
Reversal of provision for loss on Distributions	$12.5

Discontinued operations, net of income taxes	$12.5	$4.8	$66.5

    The results of operations from the consumer housewares business are for the period through March 31, 1998. Results of the discontinued businesses include allocations of consolidated interest expense totaling $2.7 million in 1998. The allocation was based on the ratio of net assets of discontinued operations to consolidated net assets.

Corning Incorporated and Subsidiary Companies
Schedule II—Valuation Accounts and Reserves

Year Ended December 31, 2000	Balance at 12-31-99	Additions	Net Deductions and Other	Balance at 12-31-00
Doubtful accounts and allowances	$19.9	$30.4	$3.7	$46.6
Deferred tax assets valuation allowance	$50.3		$5.6	$44.7
Accumulated amortization of goodwill and other intangible assets	$112.3	$248.7	$5.9	$355.1
Reserves for accrued costs of business restructuring	$7.8		$7.8
Year Ended December 31, 1999	Balance at 12-31-98	Additions	Net Deductions and Other	Balance at 12-31-99
Doubtful accounts and allowances	$18.1	$23.3	$21.5	$19.9
LIFO valuation	$19.1		$19.1
Deferred tax assets valuation allowance	$33.8	$16.5		$50.3
Accumulated amortization of goodwill and other intangible assets	$90.3	$31.1	$9.1	$112.3
Reserves for accrued costs of business restructuring	$61.3		$53.5	$7.8
Year Ended December 31, 1998	Balance at 12-31-97	Additions	Net Deductions and Other	Balance at 12-31-98
Doubtful accounts and allowances	$13.3	$20.5	$15.7	$18.1
LIFO valuation	$20.8	$5.2	$6.9	$19.1
Deferred tax assets valuation allowance	$22.0	$11.8		$33.8
Accumulated amortization of goodwill and other intangible assets	$68.7	$26.2	$4.6	$90.3
Reserves for accrued costs of business restructuring		$84.6	$23.3	$61.3

Corning Incorporated and Subsidiary Companies
QUARTERLY OPERATING RESULTS AND RELATED MARKET DATA
(In millions, except per share amounts)
(unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2000
Revenues	$1,381.7	$1,802.5	$1,944.0	$2,144.9	$7,273.1
Gross profit	563.6	745.7	803.1	883.6	2,996.0
Income (loss) from continuing operations before income taxes, minority interest and equity earnings	136.8	254.3	320.3	(20.0)	691.4
Taxes on income (loss) from continuing operations	54.9	136.9	111.7	103.6	407.1
Minority interest in earnings of subsidiaries	(2.6)	(7.5)	(7.3)	(6.3)	(23.7)
Equity in earnings of associated companies	33.9	39.3	52.3	59.7	185.2
Impairment of equity investment	(36.3)				(36.3)
Income (loss) from continuing operations	$76.9	$149.2	$253.6	$(70.2)	$409.5
Income from discontinued operations, net of income tax (1)				12.5	12.5
Net income (loss)	$76.9	$149.2	$253.6	$(57.7)	$422.0

Basic Earnings (Loss) Per Share
Continuing operations	$0.09	$0.18	$0.29	$(0.08)	$0.48
Discontinued operations (1)				0.02	0.01
Net income (loss)	$0.09	$0.18	$0.29	$(0.06)	$0.49
Diluted Earnings (Loss) Per Share
Continuing operations	$0.09	$0.17	$0.28	$(0.08)	$0.46
Discontinued operations (1)				0.02	0.02
Net income (loss)	$0.09	$0.17	$0.28	$(0.06)	$0.48
Dividend declared	$0.06	$0.06	$0.06	$0.06	$0.24
Price range
High	$73.33	$89.96	$113.11	$105.94
Low	34.58	48.33	77.58	52.81

1999
Revenues	$1,007.0	$1,141.0	$1,284.0	$1,380.5	$4,812.5
Gross profit	383.2	436.4	478.2	513.0	1,810.8
Income from continuing operations before income taxes, minority interest and equity earnings	121.0	169.9	184.1	199.9	674.9
Taxes on income from continuing operations	37.3	52.3	55.7	61.8	207.1
Minority interest in earnings of subsidiaries	(10.1)	(17.4)	(18.6)	(20.7)	(66.8)
Dividends on convertible preferred securities of subsidiary	(2.3)				(2.3)
Equity in earnings of associated companies	21.2	30.8	32.1	28.2	112.3
Income from continuing operations	$92.5	$131.0	$141.9	$145.6	$511.0
Income from discontinued operations, net of income tax (1)				4.8	4.8
Net income	$92.5	$131.0	$141.9	$150.4	$515.8

Basic Earnings Per Share
Continuing operations	$0.12	$0.17	$0.18	$0.19	$0.67
Discontinued operations (1)
Net income	$0.12	$0.17	$0.18	$0.19	$0.67
Diluted Earnings Per Share
Continuing operations	$0.12	$0.17	$0.18	$0.18	$0.65
Discontinued operations (1)				0.01	0.01
Net income	$0.12	$0.17	$0.18	$0.19	$0.66
Dividend declared	$0.06	$0.06	$0.06	$0.06	$0.24
Price range
High	$20.31	$23.38	$25.00	$42.98
Low	15.17	16.00	20.46	21.88

(1)
Discontinued operations are described in Note 15 of the Notes to Consolidated Financial Statements.

Corning Incorporated and Subsidiary Companies
FIVE YEARS IN REVIEW—HISTORICAL COMPARISON
(In millions, except per share amounts)

	2000	1999	1998	1997	1996
Basic Earnings (Loss) Per Share
Continuing operations	$0.48	$0.67	$0.48	$0.59	$0.49
Discontinued operations	0.01	0.00	0.09	0.04	(0.19)
Net income	$0.49	$0.67	$0.57	$0.63	$0.30
Diluted Earnings (Loss) Per Share
Continuing operations	$0.46	$0.65	$0.47	$0.57	$0.48
Discontinued operations	0.02	0.01	0.09	0.04	(0.18)
Net income	$0.48	$0.66	$0.56	$0.61	$0.30
Dividends declared	$0.24	$0.24	$0.24	$0.24	$0.24
Shares used in computing per share amounts
Basic earnings per share	858.4	765.3	733.2	728.7	726.0
Diluted earnings per share	879.3	795.0	777.6	781.2	765.0

Operations
Net sales	$7,127.1	$4,741.1	$3,831.9	$3,831.2	$3,327.5
Nonoperating gains	6.8	30.0	39.7		21.5
Research, development and engineering expenses	539.9	378.2	307.4	262.9	200.1
Amortization of purchased intangibles, including goodwill	245.0	27.8	22.2	21.8	16.3
Acquisition-related charges	462.6
Provision for impairment and restructuring		1.4	84.6		5.9
Taxes on income from continuing operations	407.1	207.1	149.5	223.3	174.2
Minority interest in earnings of subsidiaries	(23.7)	(66.8)	(61.6)	(77.4)	(59.8)
Dividends on convertible preferred securities of subsidiary		(2.3)	(13.7)	(13.7)	(13.7)
Equity in earnings of associated companies	185.2	112.3	97.3	79.2	83.8
Impairment of equity investment	(36.3)
Income from continuing operations	$409.5	$511.0	$354.8	$430.6	$355.2
Income (loss) from discontinued operations, net of income taxes	12.5	4.8	66.5	30.9	(136.9)
Extraordinary charge, net of income taxes and minority interest					(0.9)
Net Income	$422.0	$515.8	$421.3	$461.5	$217.4

Financial Position
Assets
Working capital	$2,685.7	$430.2	$347.7	$326.2	$524.2
Plant and equipment, net	4,679.0	3,201.7	2,783.9	2,337.3	1,873.6
Goodwill and other intangible assets, net	7,339.9	506.7	506.2	472.8	426.4
Total assets	17,525.7	6,526.0	5,464.3	5,079.7	4,557.7

Capitalization
Long-term debt	$3,966.4	$1,490.4	$1,217.8	$1,277.3	$1,333.3
Other liabilities	829.9	720.6	682.7	636.0	605.8
Minority interest in subsidiary companies	139.1	284.8	346.1	354.3	320.8
Convertible preferred securities of subsidiary			365.2	365.3	365.1
Mandatorily redeemable convertible preferred stock	8.7	13.5	17.9	19.8	22.2
Common shareholders' equity	10,632.9	2,462.7	1,706.6	1,428.5	1,132.8

Total capitalization	$15,577.0	$4,972.0	$4,336.3	$4,081.2	$3,780.0

SELECTED DATA
Common dividends declared	$210.7	$175.7	$166.8	$166.2	$165.3
Preferred dividends declared	$0.8	$1.2	$1.5	$1.6	$1.9
Capital expenditures	$1,721.3	$757.1	$730.4	$760.3	$583.4
Depreciation and amortization	$764.9	$408.3	$320.1	$305.0	$266.3
Number of employees (1)	40,300	21,500	19,300	19,500	18,200
Number of common shareholders	20,140	20,200	22,100	23,600	24,300

(1)
Amounts do not include employees of discontinued operations.

INVESTOR INFORMATION

Annual Meeting

    The annual meeting of shareholders will be held on Thursday, June 21, 2001, in Corning, NY. A formal notice of the meeting together with a proxy statement will be mailed to shareholders on or about April 23, 2001. The proxy statement can also be accessed electronically through the Corning home page on the Internet at http://www.corning.com. A summary report of the proceedings at the annual meeting will be available without charge upon written request to Mr. A. John Peck Jr., senior vice president and secretary, Corning Incorporated, HQ-E2-A10, Corning, NY 14831.

Additional Information

    A copy of Corning's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Mr. A. John Peck Jr., senior vice president and secretary, Corning Incorporated, HQ-E2-10, Corning, NY 14831. The Annual Report on Form 10-K can also be accessed electronically through the Corning home page on the Internet at http://www.corning.com.

Investor Information

    Investment analysts who need additional information may contact Ms. Katherine M. Dietz, vice president of investor relations, Corning Incorporated, HQ-E2-25, Corning, NY 14831; Telephone (607) 974-9000.

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

    Full details of the Plan are available by writing to the Secretary of the company or to Computershare at the address listed below. Be certain to include a reference to Corning Incorporated.

Transfer Agent, Registrar and Dividend Disbursing Agent

Computershare Investor Services LLC
P.O. Box A 3504
Chicago, IL 60690-3504
Telephone: (800) 255-0461
www.computershare.com/corporations/shareholders

    For people with hearing impairments, Computershare has a Telecommunication Device for the Deaf (TDD) telephone. The listing is Computershare, Hearing Impaired Telephone, TDD (312) 461-5633 or TDD (312) 461-5637.

Change of Address

    Report change of address to Computershare at the above address.

Independent Accountants

PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, NY 10019

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

    The statements in this Annual Report which are not historical facts or information are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the outcome to be materially different. Such risks and uncertainties include, but are not limited to:

  •
  global economic conditions,

  •
  currency fluctuations,

  •
  product demand and industry capacity,

  •
  competitive products and pricing,

  •
  sufficiency of manufacturing capacity and efficiencies,

  •
  cost reductions,

  •
  availability and costs of critical materials,

  •
  new product development and commercialization,

  •
  attracting and retaining key personnel,

  •
  facility expansions and new plant start-up costs,

  •
  the effect of regulatory and legal developments,

  •
  capital resource and cash flow activities,

  •
  capital spending,

  •
  equity company activities,

  •
  interest costs,

  •
  acquisition and divestiture activity,

  •
  the rate of technology change,

  •
  the ability to enforce patents,

  •
  stock price fluctuations, and

  •
  other risks detailed in Corning's Securities and Exchange Commission filings.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements
  Item 9. Disagreements on Accounting and Financial Disclosures
PART III
  Item 10. Directors and Executive Officers
  Item 11. Management Remuneration and Transactions
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K