Form 10-Q
period 2001-03-31
CORNING INC /NY
filed 2001-05-02
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

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

930,138,228 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of April 1, 2001.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Index  to  consolidated   financial   statements  of  Corning  Incorporated  and
Subsidiary Companies filed as part of this report:

                                                                           Page
                                                                           ----
    Consolidated Statements of Income for the three months ended
       March 31, 2001 and 2000                                              3

    Consolidated Balance Sheets at March 31, 2001 and
       December 31, 2000                                                    4

    Consolidated Statements of Cash Flows for the three months ended
       March 31, 2001 and 2000                                              5

    Notes to Consolidated Financial Statements                              6


The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles (GAAP), compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant and should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended December 31, 2000.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)



                                                                             For the three months ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                                2001             2000
                                                                            ----------        ----------

Net sales                                                                    $   1,921         $   1,351
Cost of sales                                                                    1,112               788
                                                                             ---------         ---------

Gross margin                                                                       809               563

Operating Expenses
    Selling, general and administrative expenses                                   261               200
    Research, development and engineering expenses                                 162               110
    Amortization of purchased intangibles, including goodwill                      156                13
    Acquisition-related charges                                                                       89
                                                                             ---------         ---------

Operating income                                                                   230               151

Interest income                                                                     24                16
Interest expense                                                                   (34)              (24)
Other income (expense), net                                                         (9)              (13)
Nonoperating gains                                                                                     7
                                                                             ---------         ---------

Income before taxes                                                                211               137
Taxes on income                                                                    108                55
                                                                             ---------         ---------

Income before minority interest and equity earnings                                103                82
Minority interest in earnings of subsidiaries                                       (5)               (3)
Equity in earnings of associated companies                                          34                34
Impairment of equity investment                                                                      (36)
                                                                             ---------         ---------

Net Income                                                                   $     132         $      77
                                                                             =========         =========

Basic Earnings Per Share                                                     $    0.14         $    0.09
                                                                             =========         =========
Diluted Earnings Per Share                                                   $    0.14         $    0.09
                                                                             =========         =========
Dividends Declared                                                           $    0.06         $    0.06
                                                                             =========         =========

Shares used in computing per share amounts:
     Basic earnings per share                                                      923               811
                                                                             =========         =========
     Diluted earnings per share                                                    937               832
                                                                             =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)


                                                                                             March 31,           December 31,
                                      ASSETS                                                   2001                  2000
                                      ------                                             ---------------        ---------------
Current Assets
    Cash                                                                                  $      126              $     138
    Short-term investments, at cost, which approximates market value                           1,023                  1,656
    Accounts receivable, net of doubtful accounts and allowances -
      $47/2001; $47/year-end 2000                                                              1,351                  1,489
    Inventories                                                                                1,215                  1,040
    Deferred taxes on income and other current assets                                            359                    311
                                                                                          ----------              ---------
         Total current assets                                                                  4,074                  4,634
                                                                                          ----------              ---------

Investments
    Associated companies, at equity                                                              469                    479
    Others, at cost or fair value                                                                137                    156
                                                                                          ----------              ---------
                                                                                                 606                    635
                                                                                          ----------              ---------

Plant and equipment, at cost, net of accumulated depreciation
    $2,785/2001; $2,662/year-end 2000                                                          4,939                  4,679

Goodwill, net of accumulated amortization
    $445/2001; $303/year-end 2000                                                              6,720                  6,779

Other intangible assets, net of accumulated amortization
    $62/2001; $52/year-end 2000                                                                  566                    561

Other assets                                                                                     268                    238
                                                                                          ----------              ---------

Total Assets                                                                              $   17,173              $  17,526
                                                                                          ==========              =========

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

Current Liabilities
    Loans payable                                                                         $      197              $     128
    Accounts payable                                                                             614                    855
    Other accrued liabilities                                                                    827                    966
                                                                                          ----------              ---------
         Total current liabilities                                                             1,638                  1,949
                                                                                          ----------              ---------

Long-term debt                                                                                 3,838                  3,966
Postretirement benefits other than pensions                                                      594                    588
Deferred taxes on income                                                                           9                     61
Other liabilities                                                                                195                    181
Minority interest in subsidiary companies                                                        140                    139
Mandatorily redeemable convertible preferred stock                                                 8                      9
Common Shareholders' Equity
    Common stock, including excess over par value and other capital -
      Par value $0.50 per share; Shares authorized: 3.8 billion;
      Shares issued: 1.0 billion/2001 and 1.0 billion/year-end 2000                            9,685                  9,512
    Retained earnings                                                                          2,077                  2,001
    Less cost of 76 million/2001 and 76 million/year-end 2000 shares
      of common stock in treasury                                                               (777)                  (753)
    Accumulated other comprehensive loss                                                        (234)                  (127)
                                                                                          ----------              ---------
         Total common shareholders' equity                                                    10,751                 10,633
                                                                                          ----------              ---------

Total Liabilities and Shareholders' Equity                                                $   17,173              $  17,526
                                                                                          ==========              =========

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

                                                                                              Three Months Ended March 31,
                                                                                         --------------------------------------
                                                                                               2001                  2000
                                                                                         ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                               $    132                $    77
   Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of purchased intangibles, including goodwill                                  156                     13
      Depreciation                                                                               155                    112
      Nonoperating gains                                                                                                 (7)
      Acquisition-related charges                                                                                        89
      Impairment of equity investment                                                                                    36
      Equity in earnings of associated companies in excess of dividends received                 (36)                   (15)
      Minority interest in earnings of subsidiaries in excess of
        (less than) dividends paid                                                                 1                    (96)
      Deferred tax benefit                                                                       (11)                   (24)
      Tax benefit on stock options                                                                24                    127
      Changes in certain working capital items                                                  (271)                  (374)
      Other                                                                                       26                     10
                                                                                            --------                -------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     176                    (52)
                                                                                            --------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                         (576)                  (213)
   Acquisitions of businesses and leased assets, net of cash acquired                            (66)                (1,144)
   Net proceeds from disposition of properties and investments                                     6                     36
   Net (increase) decrease in long-term investments and other noncurrent assets                  (47)                    61
   Transaction costs related to pooling of interests                                                                    (39)
                                                                                            --------                -------
         NET CASH USED IN INVESTING ACTIVITIES                                                  (683)                (1,299)
                                                                                            --------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                                                 38                    766
   Repayments of loans                                                                           (97)                  (554)
   Proceeds from issuance of common stock                                                          7                  2,267
   Redemption of common stock for income tax withholding                                         (19)                   (42)
   Dividends paid                                                                                (56)                   (50)
                                                                                            ---------               -------
         NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                    (127)                 2,387
                                                                                            --------                -------

Effect of exchange rates on cash                                                                  (2)                    (2)
                                                                                            --------                -------
Cash used in discontinued operations                                                              (9)                    (1)
                                                                                            --------                -------
Net (decrease) increase in cash and cash equivalents                                            (645)                 1,033
Cash and cash equivalents at beginning of year                                                 1,794                    280
                                                                                            --------                -------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                 $  1,149                $ 1,313
                                                                                            ========                =======


The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Information by Operating Segment
     Information about the performance of Corning's three operating segments for the first quarter of 2001 and 2000 are presented below. These amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments. Segment net income excludes amortization of purchased intangibles and goodwill, purchased in-process research and development (IPRD) costs, one-time acquisition costs and other nonrecurring items. This measure is not in accordance with generally accepted accounting principles (GAAP) and may not be consistent with measures used by other companies.

     Corning prepared the financial results for its three operating segments on a basis that is consistent with the manner in which Corning management internally disaggregates financial information to assist in making internal operating decisions. Corning has allocated some common expenses among segments differently than it would for stand alone financial information prepared in accordance with GAAP. During the quarter ended March 31, 2001, Corning realigned one product line from the Advanced Materials Segment into the Telecommunications Segment. Segment results for 2000 have been restated to conform to the current presentation.

                                                                                    Three months ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                  2001             2000
                                                                                --------         ---------
         Telecommunications
         Net sales                                                              $  1,433         $     905
         Research, development and engineering expenses                         $    124         $      78
         Interest expense                                                       $     25         $      15
         Segment earnings before minority interest and equity earnings          $    186         $     112
             Minority interest in losses of subsidiaries                                                 3
             Equity in earnings of associated companies                                3
                                                                                --------         ---------
         Segment net income                                                     $    189         $     115
                                                                                ========         =========

         Advanced Materials
         Net sales                                                              $    282         $     252
         Research, development and engineering expenses                         $     28         $      26
         Interest expense                                                       $      5         $       6
         Segment earnings before equity earnings                                $     26         $      17
             Equity in earnings of associated companies                                6                 6
                                                                                --------         ---------
         Segment net income                                                     $     32         $      23
                                                                                ========         =========

         Information Display
         Net sales                                                              $    201         $     188
         Research, development and engineering expenses                         $     10         $       6
         Interest expense                                                       $      4         $       3
         Segment earnings before minority interest and equity earnings          $     21         $      20
             Minority interest in earnings of subsidiaries                            (5)               (6)
             Equity in earnings of associated companies                               25                27
                                                                                --------         ---------
         Segment net income                                                     $     41         $      41
                                                                                ========         =========

         Total segments
         Net sales                                                              $  1,916         $   1,345
         Research, development and engineering expenses                         $    162         $     110
         Interest expense                                                       $     34         $      24
         Segment earnings before minority interest and equity earnings          $    233         $     149
             Minority interest in earnings of subsidiaries                            (5)               (3)
             Equity in earnings of associated companies                               34                33
                                                                                --------         ---------
         Segment net income                                                     $    262         $     179
                                                                                ========         =========

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                                                                    Three months ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                  2001             2000
                                                                                --------         ---------
    Net sales
         Total segment net sales                                                $  1,916         $   1,345
         Non-segment net sales (a)                                                     5                 6
                                                                                --------         ---------

           Total net sales                                                      $  1,921         $   1,351
                                                                                ========         =========


    Net income
         Total segment income (b)                                               $    262         $     179
             Unallocated items:
         Non-segment loss and other (a)                                               (1)               (2)
         Amortization of purchased intangibles and goodwill (c)                     (156)              (13)
         Acquisition-related charges                                                                   (89)
         Interest income (d)                                                          24                15
         Nonoperating gain                                                                               7
         Income tax (e)                                                                3                15
         Equity in earnings of associated companies (a)                                                  1
         Impairment of equity investment                                                               (36)
                                                                                --------         ---------

           Net income                                                           $    132         $      77
                                                                                ========         =========

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

(2)  Business Combinations
     The transaction listed below was accounted for under the purchase method of accounting. Management is responsible for estimating the fair value of the assets and liabilities acquired. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisitions.

     Tropel
     ------
     On March 16, 2001, Corning completed the acquisition of Tropel Corporation, a manufacturer of precision optics and metrology instruments for the semiconductor and other industries, for approximately $66 million in cash and 1.95 million shares of Corning common stock. Based upon the average closing price of Corning common stock for a range of days surrounding the announcement and adjusted for a discount commensurate with restrictions on the shares issued, the recorded purchase price approximated $160 million. The excess of the purchase price over the estimated fair value of tangible assets acquired was allocated to goodwill. Goodwill of approximately $155 million is being amortized on a straight-line basis over 15 years.

(3)  Earnings Per Common Share
     A reconciliation of the basic and diluted earnings per share computations for the first quarter of 2001 and 2000 are as follows (in millions, except per share amounts):

                                                                          For the three months ended March 31,
                                                    -------------------------------------------------------------------------------
                                                                    2001                                      2000
                                                    -------------------------------------      ------------------------------------
                                                                  Weighted      Per share                   Weighted      Per share
                                                     Income    Average Shares    Amount         Income   Average Shares    Amount

         Basic earnings per share                    $  132         923          $ 0.14         $  77           811         $ 0.09
                                                                                 ======                                     ======

         Effect of Dilutive Securities
             Options                                                 13                                          21
             Mandatorily redeemable
               convertible preferred stock                            1
                                                     ------      ------                         -----        ------

         Diluted earnings per share                  $  132         937          $ 0.14         $  77           832         $ 0.09
                                                     ======      ======          ======         =====        ======         ======

     At March 31, 2001, approximately 29 million convertible shares from the subordinated notes and the zero coupon convertible debentures were not included in the calculation of diluted earnings per share due to the anti-dilutive effect they would have had if converted. Also, the 2001 computation of diluted earnings per share excluded 36 million potential common shares since the option exercise price was greater than the average market price of the common shares for the period.

     At March 31, 2000, approximately eight million convertible shares from the preferred stock and the subordinated notes were not included in the calculation of diluted earnings per share due to the anti-dilutive effect they would have had if converted.

     Common dividends of $56 million were declared in the first quarter of 2001 compared with $50 million for the same period in 2000. Dividends per share were $0.06 in each period.

(4)  Taxes on Income
     Corning's effective income tax rate for the first quarter ended March 31, 2001 was 51.1%, an increase over the 2000 rate of 40.1%. The increase was primarily due to the large amounts of non-tax deductible purchased intangibles and goodwill acquired from acquisitions arising in 2000. Excluding the impact of the amortization of purchased intangibles and goodwill, purchased IPRD costs, one-time acquisition costs and other nonrecurring items, the effective income tax rate was approximately 32.5% for the quarters ended March 31, 2001 and 2000.

(5)  Supplementary Balance Sheet Data
     Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                March 31,        December 31,
                                                  2001               2000
                                              -----------        ------------
         Finished goods                        $    418            $    300
         Work in process                            290                 263
         Raw materials and accessories              402                 377
         Supplies and packing materials             105                 100
                                               --------            --------
         Total inventories                     $  1,215            $  1,040
                                               ========            ========

(6)  Supplementary Statement of Cash Flows Data
     Supplemental disclosure of cash flow information is as follows:

                                                                           For the three months ended March 31,
                                                                           ------------------------------------
                                                                               2001                  2000
                                                                            -----------           -----------
         Changes in certain working capital items:
              Accounts receivable                                           $   117                $   (56)
              Inventories                                                      (178)                   (82)
              Other current assets                                               53                    (22)
              Accounts payable and other current liabilities                   (263)                  (214)
                                                                            -------                -------
              Total                                                         $  (271)               $  (374)
                                                                            =======                =======

         Cash paid for interest and income taxes is as follows:
              Interest                                                      $    45                $    37
              Income taxes                                                  $    35                $    10

(7)  Comprehensive Income
     Comprehensive income, net of tax, for the first quarter of 2001 and 2000 is as follows (in millions):

                                                                              For the three months ended March 31,
                                                                              ------------------------------------
                                                                                  2001                  2000
                                                                               -----------           -----------

         Net income                                                            $    132              $    77
         Other comprehensive income:
             Foreign currency translation adjustment                                (81)                  (3)
             Unrealized (loss) gain on marketable securities                        (28)                  40
             Realized gains on securities                                                                 (5)
             Cumulative effect of adoption of FAS 133                                 3
             Unrealized derivative losses on cash flow hedges                        (3)
             Reclassification adjustments on cash flow hedges                         2
                                                                               --------              -------

         Total comprehensive income                                            $     25              $   109
                                                                               ========              =======

     The after-tax components of other comprehensive losses accumulated in shareholders' equity are as follows (in millions):

                                                            Foreign          Unrealized          Unrealized          Accumulated
                                                           Currency        Gains (Losses)      Gains (Losses)           Other
                                                          Translation       on Marketable       on Cash Flow        Comprehensive
                                                          Adjustment         Securities            Hedges          Income (Losses)
                                                          ----------         ----------            ------          ---------------
         December 31, 2000                               $   (168)            $     41                               $   (127)
         Foreign currency translation adjustment              (81)                                                        (81)
         Unrealized loss on marketable securities
             (net of tax of $18)                                                   (28)                                   (28)
         Cumulative effect of adoption of FAS 133                                                       3                   3
         Unrealized derivative losses on cash flow
             hedges (net of tax of $2)                                                                 (3)                 (3)
         Reclassification adjustments on cash flow
             hedges (net of tax of $2)                                                                  2                   2
                                                         --------             --------            -------            --------

         March 31, 2001                                  $   (249)            $     13            $     2            $   (234)
                                                         ========             ========            =======            ========

(8)  Dow Corning Corporation
     Corning and The Dow Chemical Company (Dow Chemical) each own 50% of the common stock of Dow Corning Corporation (Dow Corning), a manufacturer of silicones.

     On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. At that time, Corning management believed it was impossible to predict if and when Dow Corning would successfully emerge from Chapter 11 proceedings. As a result, Corning recorded an after tax charge of $366 million to fully reserve its investment in Dow Corning and discontinued recognition of equity earnings from Dow Corning in 1995. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The bankruptcy filing stayed the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions. In the period from December 1996 through February 1998, Dow Corning filed a plan of reorganization and two amended plans, each of which was opposed by creditor representatives. In 1998, Dow Corning and the Tort Claimants Committee engaged in extended negotiations and reached certain compromises. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan). The Joint Plan and related disclosure materials were mailed to claimants for their approval. Following a favorable vote from all but four classes of creditors, a hearing to confirm the Joint Plan was held in mid 1999.

     On November 30, 1999, the Bankruptcy Court entered an order confirming the Joint Plan and indicated that certain written opinions would follow. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. A number of parties opposing the Joint Plan filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Tort Claimants Committee filed a notice of appeal seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue. On November 13, 2000, the District Court entered an Order affirming the Bankruptcy Court's November 30, 1999 Order confirming the Joint Amended Plan and reversing the Bankruptcy Court's December 21, 1999 Opinion on the release and injunction provisions. On February 5, 2001, the District Court denied a Motion for Reconsideration, confirming that the Litigation Facility under the Joint Plan is the defendant in place of Dow Corning, Corning and Dow Chemical, and that Corning and Dow Chemical are not named defendants for direct claims. Approximately 20 appeals from the District Court's Order are pending in the Sixth Circuit Court of Appeals, which is expected to rule in late 2001. After all appeals are exhausted, if the Joint Plan is upheld but the shareholder releases are effective only for those voting in favor of the Joint Plan, Corning would expect to defend any remaining claims against it on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and the state courts as described under the heading Implant Tort Lawsuits in Part II,
     Item 1, Legal Proceedings. With respect to the possibility of additional direct or indirect claims against Corning if the full releases are not reinstated in the Joint Plan, management believes that such claims lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

     Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.3 billion, subject to the limitations, terms and conditions stated in the Joint Plan. Dow Corning proposes to provide the required funding over the 16 year period through a combination of cash, proceeds from insurance, and cash flow from operations. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and the issuance of senior notes, to its commercial creditors. If and when Dow Corning emerges from bankruptcy, Corning will likely begin to recognize equity earnings from Dow Corning. Corning does not expect to receive dividends from Dow Corning in the foreseeable future.

(9)  Pittsburgh Corning Corporation
     Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. By the first quarter of 2000, PCC incurred adverse verdicts in five trials involving 19 claimants. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 240,000 open claims. At the time of its Chapter 11 filing, PCC sought and obtained a temporary restraining order and filed a motion for a preliminary injunction against the prosecution of asbestos actions against its two shareholders. On April 4, 2001, the Bankruptcy Court extended the period for PCC to file a plan of reorganization until July 9, 2001. The preliminary injunction has been extended by court order to August 23, 2001 to enable the parties to negotiate a plan of reorganization for PCC. Upon expiration of the injunction, PCC, PPG Industries and Corning will have 90 days to seek removal and transfer of stayed cases that have not been resolved through a plan of reorganization. As a result of PCC's bankruptcy filing, Corning recorded an after tax charge of $36 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products, all of which are stayed pursuant to the injunction of the bankruptcy court. Before PCC filed for bankruptcy protection, Corning was dismissed from similar claims as cases against PCC proceeded to trial. The Chapter 11 filing may lead to additional claims against Corning with related costs of defense, charges and expenses. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld. Management is continuing to investigate Corning's options for defending claims against it, which might include vigorously defending itself on all fronts or exploring a global settlement through the bankruptcy process. It is probable that there will be intensive negotiations throughout the second quarter of 2001 concerning terms of PCC's plan of reorganization, including whether or not Corning may participate by making a contribution in exchange for a release. Management cannot estimate the probability that Corning will be able to secure such a release upon terms and conditions satisfactory to Corning. The range of cost for these options (net of insurance) cannot be estimated at this time, although management believes these matters will be resolved without a materially adverse impact on Corning's financial position.

(10) Adoption of New Accounting Standard - Derivative Financial Instruments - FAS 133
     Effective January 1, 2001, Corning adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) as amended by FAS No. 137 and FAS No. 138. FAS 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in net earnings or shareholders' equity, as a component of other comprehensive income, depending on whether the derivative is being used to hedge changes in fair value or cash flows. Changes in fair value of ineffective portions of hedges are recognized in earnings in the current period. The adoption of FAS 133 as of January 1, 2001, resulted in a cumulative after-tax credit to comprehensive income of $3 million. For the three months ended March 31, 2001, an after-tax charge of $3 million was recorded in other income (expense), net for the ineffective portion of cash flow hedges.

     Foreign Currency Risk
     ---------------------
     Corning operates and conducts business in many foreign countries. As a result, there is exposure to potentially adverse movement in foreign currency rate changes. Corning selectively enters into foreign exchange forward and option contracts with durations generally 12 months or less to reduce its exposure to exchange rate risk on foreign source income and purchases. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on Corning's operating results.

     The derivative contracts require Corning to exchange, or give Corning the option to exchange currencies at rates agreed upon at the inception of the contract. The hedge contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the hedge contracts. Because the impact of movements in foreign exchange rates on the hedge contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from change in currency exchange rate fluctuations.

     The forward and option contracts are designated as cash flow hedges and accordingly, when effective, any changes in fair value on these contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized in earnings when the underlying hedged transaction affects earnings.

ITEM 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

Net sales totaled $1.9 billion for the first quarter of 2001, an increase of 42% over sales of $1.35 billion in the prior year quarter. Excluding the impact of acquisitions, net sales increased 26% over the first quarter of 2000. Sales growth in the first quarter was most pronounced in the Telecommunications Segment, where the impact of acquisitions and demand for Corning's premium fiber and cable and photonics products drove quarter over quarter segment sales growth of 58%.

Corning's net income totaled $132 million in the first quarter of 2001, an increase of 71% from the prior year quarter. Diluted earnings per share increased 55% to $0.14 per share in the first quarter of 2001 compared to the prior year quarter. The percentage increase in earnings per share is less than the percentage increase in net income due to the issuance of common stock for acquisitions and related financing transactions in 2000.

Corning's results for the first quarter of 2001 did not include any material nonrecurring items, however 2000's first quarter results were impacted by several nonrecurring items:

 .    a nonoperating gain of $7 million ($4 million after tax),
 .    an in-process  research and  development  (IPRD) charge of $42 million ($26 million after tax),
 .    a charge for  acquisition  costs related to the merger of Oak Industries of
     $47 million ($43 million after tax), and
 .    an  after-tax  charge of $36  million  to impair  Corning's  investment  in
     Pittsburgh Corning Corporation.

Amortization of purchased intangibles and goodwill totaled $156 million ($145 million after tax) in first quarter 2001 compared to $13 million ($10 million after tax) in first quarter 2000. This increase primarily relates to purchase business combinations in the Telecommunications Segment completed in 2000.

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

Pro forma net income is calculated from net income as follows (after tax and in millions):

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         --------------------------
                                                                           2001              2000
                                                                         ---------         --------

Net income                                                               $    132          $    77
     Amortization of purchased intangibles, including goodwill                145               10
     In-process research and development charges                                                26
     Other acquisition-related charges                                                          43
     Nonoperating gains                                                                         (4)
     Impairment of equity investment                                                            36
                                                                         --------          -------

Pro forma net income                                                     $    277          $   188
                                                                         ========          =======

Pro forma diluted earnings per share                                     $   0.29          $  0.23

The first quarter 2001 pro forma results reflect double-digit growth in the Telecommunications and Advanced Materials Segment while the Information Display Segment remained relatively flat.

Outlook

Over the course of the first quarter, Corning's outlook has declined significantly due to a substantial reduction in capital spending in the telecommunications industry and the general softening of the U.S. economy. As a result of these factors, Corning now expects revenue growth of 9% to 12% compared to previous expectations of 20% to 25% and expects pro forma earnings per share to decrease 20% to 25% from 2000. As a result of lower revenue expectations, Corning has taken the following actions to adjust its cost structure:

 .    Through the end of the first  quarter,  Corning  reduced its  workforce  by approximately  3,300  permanent and temporary  employees,  primarily in the
     photonic  technologies  and  hardware  and  equipment   businesses.   These
     workforce   reductions  comprised  mostly  hourly  production  workers  and resulted in minimal severance charges. In April, Corning announced an additional workforce reduction of approximately 1,000 positions in photonic technologies, including both hourly and salaried employees.
 .    Corning is  decreasing  its capital  spending  forecast  for 2001 from $2.5 billion to  approximately  $2 billion,  delaying some capital  expansion to
     2002.
 .    Corning's  research and development  spending in 2001 will be approximately
     $650 million to $675 million, a decrease from an anticipated $700 million, but substantially over 2000's $540 million.

Corning will continue to review its internal cost structure and monitor the industry trends throughout 2001, which may result in additional cost improvement measures and targeted workforce reductions. As a result of actions taken in the second quarter, Corning may record a restructuring charge in the second quarter. Corning is still committed to invest in new product development, targeted capacity expansion and external growth.

Business Combinations

On March 16, 2001, Corning completed the acquisition of Tropel Corporation for approximately $66 million in cash and 1.95 million shares of Corning common stock for a total purchase price of approximately $160 million. The acquisition was accounted for as a purchase and is reported in the semiconductor materials business in the Advanced Materials Segment.

Operating Segments

Corning groups its products into three operating segments: Telecommunications, Advanced Materials and Information Display. Corning includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income. Information about the performance of Corning's three operating segments for the first quarter of 2001 and 2000 is presented below. These amounts do not include revenues, expenses and equity earnings not specifically identifiable to segments. Segment net income excludes amortization of purchased intangibles and goodwill, purchased IPRD costs, one-time acquisition costs, and other nonrecurring items. Note 1 to the consolidated financial statements includes a reconciliation of segment results to Corning's net income. This measure is not in accordance with GAAP and may not be consistent with measures used by other companies.

Corning prepared the financial results for its three operating segments on a basis that is consistent with the manner in which Corning management internally disaggregates financial information to assist in making internal operating decisions. Corning has allocated some common expenses among segments differently than it would for stand alone financial information prepared in accordance with GAAP. During the quarter ended March 31, 2001, Corning realigned one product line from the Advanced Materials Segment into the Telecommunications Segment. Segment results for 2000 have been restated to conform to the current presentation.



---------------------------------------------------------------------------------------------------
Telecommunications                                                  Three Months Ended
(In millions)                                                            March 31,
                                                                  2001               2000
---------------------------------------------------------------------------------------------------

Net sales                                                       $   1,433          $     905
Research, development and engineering expenses                  $     124          $      78
Interest expense                                                $      25          $      15
Segment earnings before minority interest
   and equity earnings                                          $     186          $     112
     Minority interest in losses of subsidiaries                                           3
     Equity in earnings of associated companies                         3
                                                                ---------          ---------
Segment net income                                              $     189          $     115
                                                                =========          =========

---------------------------------------------------------------------------------------------------
Segment earnings before minority interest and
   equity earnings as a percentage of segment sales                  13.0%             12.4%
Segment net income as a percentage of segment sales                  13.2%             12.7%
---------------------------------------------------------------------------------------------------

The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment and photonic modules and components for the worldwide telecommunications industry.

First quarter

Sales in the Telecommunications Segment increased 58% over the first quarter of 2000 to approximately $1.4 billion compared to $905 million in the prior year quarter. Excluding acquisitions, sales growth for the same period in 2001 was 35%. The sales growth in the segment was led primarily by volume gains in the optical fiber and cable, hardware and equipment and photonic technologies businesses. Segment net income rose 64% to $189 million in first quarter 2001 compared to $115 million in first quarter 2000. The increase in segment net income was primarily due to improved gross margins in the fiber and cable business that more than offset a margin decline in photonic technologies.

Sales in the fiber and cable business improved 83% in the first quarter of 2001 to $875 million compared with $479 million in the prior year quarter. The increase in sales resulted primarily from the impact of acquisitions and strong volume gains. Approximately $143 million of the increase in optical fiber and cable sales resulted from the acquisition of the remaining 50% interest in Siecor GmbH and the cabling business previously owned by Siemens in the first quarter of 2000.

Excluding the impact of these acquisitions, sales in the fiber and cable business increased 53% for the quarter due to volume gains of 30%, reflecting continued strong demand for Corning's premium fiber products. Volume of premium fiber and cable products, including Corning's LEAF(R) and MetroCor(TM) optical fiber, increased almost 50% over the prior year quarter. The average price for Corning's optical fiber and cable products increased in comparison with last year's first quarter due to both the mix of customers and a higher mix of premium products. Corning does not expect this trend to continue throughout 2001 as premium fiber as a percentage of total fiber demand will decrease from approximately 35% in the first quarter to 25% for the entire year of 2001.

Net income from the fiber and cable business more than doubled in the first quarter of 2001 compared to the prior year quarter. The strong performance was due to volume growth in both high-data rate and single mode products and the continued shift to a higher premium product mix.

Sales in the telecommunications hardware and equipment business increased 35% in the first quarter of 2001 to approximately $248 million compared with $183 million in the prior year quarter. Excluding acquisitions, first quarter 2001 sales increased 9% compared to the prior year quarter. The modest increase resulted primarily from higher volume of existing products including cable assemblies, fiber optic hardware and high speed internet connections, offset in part by price declines and a 47% decrease in revenues at Gilbert Engineering due to growing weakness in cable television industry spending. Overall, net income decreased slightly compared to the prior year quarter, primarily due to the loss of volume at Gilbert Engineering. The business has reduced its hourly workforce by approximately 1,175 employees to date.

Sales in the photonic technologies business increased approximately 27% in the first quarter of 2001 to approximately $236 million compared to approximately $186 million in the prior year quarter. Excluding acquisitions, sales increased 20% over the prior year quarter. Although sales were up compared to the first quarter of 2000, sales declined 30% from the fourth quarter of 2000 due to significant declines in orders from major customers caused by the decrease in capital spending in the telecommunications segment. The business incurred an operating loss in the first quarter as a result of excess capacity and a higher fixed cost structure compared to the first quarter of last year.

Corning now expects revenues in photonic technologies to be about even with 2000 versus original expectations that revenues would increase significantly due to growth in demand for photonic technology devices. Corning is now making significant cost and workforce reductions to reflect the lower revenue expectations. The business reduced its workforce through April 30, 2001 by approximately 2,500 employees this year which includes hourly, salaried and temporary positions.

As a result of the sudden decline in orders for this business, photonic technologies' inventories increased approximately 35% during the quarter. Management has taken action to significantly curtail production and reduce inventories over the course of the year. Although management believes inventory is currently realizable, further changes in anticipated customer order rates and/or changes in customer specifications could increase Corning's exposure to obsolescence in the future.

Corning has also significantly reduced its capital expansion plans in this business. Construction of a new manufacturing facility in Nashua, NH will be completed and then mothballed until increased demand resumes. Other previously announced capacity expansions in the business will be delayed, or postponed until business conditions improve.

The optical networking devices business, which is developing wavelength management products and optical switch modules, began making shipments of its wavelength management products to customers in the third quarter of 2000. The business had sales of $14 million in the first quarter of 2001. This business is also seeing some softening in expected demand for its products. Corning is investing significant research and development spending in this business.

Sales in the controls and connectors business increased 5% to $60 million in the first quarter of 2001 compared to $57 million in the prior year quarter. The modest increase was primarily due to weak customer demand, particularly in U.S. markets. Net income from these businesses improved slightly, moving from a break-even position in the first quarter of 2000 to moderate profitability in the first quarter of 2001. The business reduced its workforce by approximately 525 employees this year in response to current revenue forecasts.

Outlook: Sales in the Telecommunications Segment are now expected to trend upward by approximately 9% to 12% primarily based upon the continued demand for Corning's cabled fiber products. Excluding the impact of acquisitions, sales are expected to increase 5% to 7%.

Segment net income is expected to decrease 25% to 30% for the year primarily due to decreased volumes of amplifiers in photonic technologies and a lower mix of premium products in the fiber and cable business.



-----------------------------------------------------------------------------------------------------------------------
Advanced Materials                                                                         Three Months Ended
(In millions)                                                                                   March 31,
                                                                                          2001              2000
-----------------------------------------------------------------------------------------------------------------------

Net sales                                                                             $     282          $     252
Research, development and engineering expenses                                        $      28          $      26
Interest expense                                                                      $       5          $       6
Segment earnings before equity earnings                                               $      26          $      17
   Equity in earnings of associated companies                                                 6                  6
                                                                                      ---------          ---------
Segment net income                                                                    $      32          $      23
                                                                                      =========          =========

-----------------------------------------------------------------------------------------------------------------------
Segment earnings before equity earnings as a percentage of segment sales                    9.2%              6.7%
Segment net income as a percentage of segment sales                                        11.3%              9.1%
-----------------------------------------------------------------------------------------------------------------------

The Advanced Materials Segment manufactures specialized products with unique applications utilizing glass, glass ceramic and polymer technologies. The largest businesses in this segment are environmental technologies and life sciences.

First quarter

Sales in the Advanced Materials Segment increased 12% in the first quarter of 2001 to $282 million compared to $252 million in the prior year quarter, primarily due to strong growth in the semiconductor materials business. Segment net income increased 39% in the first quarter of 2001 compared to the prior year quarter as improved operating performance more than offset an increase in research and development spending, flat equity earnings and spending to launch new products in life sciences.

Sales in the environmental technologies business for first quarter 2001 of $108 million exceeded first quarter 2000 sales of $103 million by 5%, primarily due to continued strong demand for Corning's thin wall products, particularly in Asia. Earnings in this business for the first quarter of 2001 remained relatively flat compared to the prior year quarter, primarily due to start-up costs in South Africa and China, lower sales volumes in the U.S. automotive market and manufacturing inefficiencies related to the introduction of new ultra thin wall products.

Sales in the life sciences business of $70 million in the first quarter of 2001 increased 11% compared to first quarter 2000 sales of $63 million primarily due to increased volume of microplates. Earnings in this business were breakeven for the 2001 quarter and flat compared to first quarter 2000 as the business continues to incur start-up costs for Corning's microarray technology products that offset gains achieved from cost structure improvements in the base business.

Sales in Corning's other Advanced Materials businesses increased 21% from first quarter 2000 to $104 million in the first quarter of 2001 compared to $86 million in the prior year quarter. Excluding the impact of the divestiture of Quanterra in the first quarter of 2000, sales improved 30%. This increase was led by higher sales of high purity fused silica products in the semiconductor materials business. Earnings from these businesses in first quarter 2001 more than tripled over first quarter 2000 primarily due to increased volume and despite a decrease in equity earnings from Eurokera, a French based manufacturer of glass ceramic cooktops.

Outlook: The 2001 outlook for this operating segment remains relatively unchanged from that included in Corning's Form 10-K. Corning expects segment sales in 2001 to increase 8% to 10% despite signs of softness in the semiconductor market. Life science products, particularly the new microarray products, are also expected to continue to grow. Segment net income is expected to increase in 2001 reflecting these sales gains, aggressive cost reduction initiatives and the wind-down of startup costs in environmental technologies offset in part by the continued investment in research and development spending on advanced life science products and diesel substrates.


---------------------------------------------------------------------------------------------------
Information Display                                                  Three Months Ended
(In millions)                                                             March 31,
                                                                   2001                2000
---------------------------------------------------------------------------------------------------

Net sales                                                       $      201          $     188
Research, development and engineering expenses                  $       10          $       6
Interest expense                                                $        4          $       3
Segment earnings before minority interest
   and equity earnings                                          $       21          $      20
     Minority interest in earnings of subsidiaries                      (5)                (6)
     Equity in earnings of associated companies                         25                 27
                                                                ----------          ---------
Segment net income                                              $       41          $      41
                                                                ==========          =========

Segment earnings before minority interest and
   equity earnings as a percentage of segment sales                   10.4%             10.6%
Segment net income as a percentage of segment sales                   20.4%             21.8%
---------------------------------------------------------------------------------------------------

The Information Display Segment manufactures glass panels and funnels for televisions and CRTs (conventional video components), liquid crystal display glass for flat panel display (display technologies) and precision lens assemblies for projection video systems.

First quarter

Sales in the Information Display Segment increased 7% in first quarter 2001 to $201 million compared to $188 million in first quarter 2000, primarily due to strong growth in the precision lens business offset by flat performances in display technologies and the conventional video components businesses. Segment net income in the first quarter of 2001 also remained flat compared with the prior year quarter primarily due to lower equity earnings.

Sales in the conventional video components business increased 4% to $86 million in first quarter 2001 compared to $83 million in first quarter 2000. Earnings in this business for the quarter improved slightly over first quarter 2000 despite flat equity earnings from Samsung Corning Company Ltd., a manufacturer of glass panels and funnels for televisions and display monitors.

Sales in the display technologies business in first quarter 2001 were flat at $62 million compared to first quarter 2000 sales of $61 million. Volume increases of 20% were lower than recent quarters due to an inventory correction in the industry and were offset by the impact of the weak yen on translated sales. Earnings in this business for the quarter were down slightly compared to the same quarter in 2000 primarily due to flat sales and lower equity earnings from Samsung Corning Precision, a Korean manufacturer of liquid crystal display glass, due to the divestment of Samsung Corning's 40% interest in Samsung Corning Precision in late 2000.

Sales in the precision lens business increased 21% to $53 million in first quarter 2001 compared to $44 million in first quarter 2000 as a result of continued strong volume growth for projection televisions driven by demand for larger size televisions in the entertainment market sector. Earnings in this business for the quarter were relatively flat in 2001 compared to first quarter 2000, primarily due to volume gains offset by increased spending for the expansion expected to come on-line in the second half of 2001.

Outlook: Sales in the Information Display Segment are expected to increase approximately 10% to 15% in 2001 and segment net income is also expected to grow 10% to 15%. Both sales and net income outlooks are being negatively impacted by the translation rate of the yen which is offsetting expected sales volume gains.

Taxes on Income

Corning's effective income tax rate for the first quarter ended March 31, 2001 was 51.1%, an increase over the 2000 rate of 40.1%. The increase was primarily due to the large amounts of non-tax deductible purchased intangibles and goodwill acquired from acquisitions arising in 2000. Excluding the impact of the amortization of purchased intangibles and goodwill, purchased IPRD costs, one-time acquisition costs and other nonrecurring items, the effective income tax rate for the quarters ended March 31, 2001 and 2000 was approximately 32.5%.

Liquidity and Capital Resources

In March 2001, Corning filed a universal shelf registration statement with the Securities and Exchange Commission that became effective in the first quarter. The shelf permits the issuance of up to $5 billion of various debt and equity securities.

Corning's working capital decreased from $2,685 million at December 31, 2000 to $2,436 million at March 31, 2001. The ratio of current assets to current liabilities was 2.5 at March 31, 2001 compared to a current ratio of 2.4 at December 31, 2000. The decrease in working capital is due primarily to capital spending, partially offset by a reduction in accounts payable and an increase in inventories. Corning's long-term debt as a percentage of total capital decreased slightly from 27% at December 31, 2000 to 26% at March 31, 2001.

Cash Flows

Cash and short-term investments at March 31, 2001 decreased from December 31, 2000 by $645 million. This decrease is the result of investing activities which used cash of $683 million and financing activities which used cash of $127 million, offset by operating activities which generated cash of $176 million.

Net cash provided by operating activities was $176 million during the three months ended March 31, 2001 compared with cash used of $52 million for the prior year period. This trend is primarily due to increased operating results adjusted for higher depreciation and amortization of purchased intangibles and goodwill. Cash used in working capital was lower in 2001.

Net cash used in investing activities amounted to $683 million during the three months ended March 31, 2001 compared with $1,299 million in the prior year period. The decrease in cash used was primarily related to the high volume of acquisitions in first quarter 2000 offset in part by higher capital spending in 2001.

Corning continues to invest significant cash in capacity expansions to support growth in operations. Capital spending for the three months ended March 31, 2001 totaled $576 million compared to $213 million in the prior year period. Corning revised its capital spending plan due to a decrease in forecasted revenues and profits for 2001. Corning currently expects its capital spending for the full year to be in the range of $2 billion.

Net cash used in financing activities was $127 million during the three months ended March 31, 2001 compared with cash provided of $2,387 million in the prior year period. The substantial decrease is due primarily to the timing of financing transactions in 2000 that included the equity offering which generated cash proceeds of $2.2 billion and the euro-debt offering which provided an additional $485 million in 2000.

Dividends paid to common shareholders for the first quarter totaled $56 million compared with $50 million in the same period of 2000.

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

The statements in this Form 10-Q which are not historical facts or information are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the outcome to be materially different. Such risks and uncertainties include, but are not limited to:

 . global economic conditions,
 . currency fluctuations,
 . product demand and industry capacity,
 . competitive products and pricing,
 . sufficiency of manufacturing capacity and efficiencies, . cost reductions,
 . availability and costs of critical materials, . new product development and commercialization, . attracting and retaining key personnel, . facility expansions and new plant start-up costs, . the effect of regulatory and legal developments, . capital resource and cash flow activities, . capital spending,
 . equity company activities,
 . interest costs,
 . acquisition and divestiture activity,
 . the rate of technology change,
 . the ability to enforce patents,
 . stock price fluctuations, and
 . other risks detailed in Corning's Securities and Exchange Commission filings.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $18 million for its estimated liability for environmental cleanup and litigation at March 31, 2001. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Dow Corning Bankruptcy. Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation. On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The bankruptcy filing stayed the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions. In the period from December 1996 through February 1998, Dow Corning filed a plan of reorganization and two amended plans, each of which was opposed by creditor representatives. In 1998, Dow Corning and the Tort Claimants Committee engaged in extended negotiations and reached certain compromises. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan). The Joint Plan and related disclosure materials were mailed to claimants for their approval. Following a favorable vote from all but four classes of creditors, a hearing to confirm the Joint Plan was held in mid 1999. On November 30, 1999, the Bankruptcy Court entered an order confirming the Joint Plan and indicated that certain written opinions would follow. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. A number of parties opposing the Joint Plan filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Tort Claimants Committee filed a notice of appeal seeking review of the ruling limiting the scope of the shareholder releases. Corning and Dow Chemical filed separate notices of appeal on this issue. On November 13, 2000, the District Court entered an Order affirming the Bankruptcy Court's November 30, 1999 Order confirming the Joint Amended Plan and reversing the Bankruptcy Court's December 21, 1999 Opinion on the release and injunction provisions. On February 5, 2001, the District Court denied a Motion for Reconsideration, confirming that the Litigation Facility under the Joint Plan is the defendant in place of Dow Corning, Corning and Dow Chemical, and that Corning and Dow Chemical are not named defendants for direct claims. Approximately 20 appeals from the District Court's Order are pending in the Sixth Circuit Court of Appeals, which is expected to rule in late 2001. After all appeals are exhausted, if the Joint Plan is upheld but the shareholder releases are effective only for those voting in favor of the Joint Plan, Corning would expect to defend any remaining claims against it on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and the state courts as described under the heading Implant Tort Lawsuits immediately hereafter. With respect to the possibility of additional direct or indirect claims against Corning if the full releases are not reinstated in the Joint Plan, management believes that such claims lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.3 billion, subject to the limitations, terms and conditions stated in the Joint Plan. Dow Corning proposes to provide the required funding over the 16 year period through a combination of cash, proceeds from insurance, and cash flow from operations. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and the issuance of senior notes, to its commercial creditors. If and when Dow Corning emerges from bankruptcy, Corning will likely begin to recognize equity earnings from Dow Corning. Corning does not expect to receive dividends from Dow Corning in the foreseeable future.

Implant Tort Lawsuits. Corning and Dow Chemical, the shareholders of Dow Corning Corporation, have been named in a number of state and federal tort lawsuits alleging injuries arising from Dow Corning's implant products. The claims against the shareholders allege a variety of direct or indirect theories of liability. From 1991 through March 31, 2001, Corning was named in approximately 11,470 state and federal tort lawsuits, some of which were filed as class actions or on behalf of multiple claimants. In 1992, the federal breast implants cases were coordinated for pretrial purposes in the United States District
Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In 1993, Corning obtained an interlocutory order for summary judgment, which was made final in April 1995, dismissing Corning from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgement. The District Court entered several orders directing that Corning be dismissed from each case pending in or later transferred to the Northern District of Alabama after Dow Corning filed for bankruptcy protection. In state court legislation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. On July 30, 1997, the judgment in California became final when the Supreme Court of California dismissed further review as to Corning. In Louisiana, Corning was awarded summary judgment dismissing all claims by plaintiffs and a cross-claim by Dow Chemical on February 21, 1997. On February 11, 1998, the intermediate appeals court in Louisiana vacated this judgment as premature. The Louisiana cases were transferred to the United States District Court for the Eastern District of Michigan, Southern District (Michigan Federal Court) to which substantially all breast implant cases were transferred in 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 70 pending cases (including some cases with multiple claimants), in addition to the transferred Louisiana cases. In the fourth quarter of 1997, Corning moved for summary judgment in the Michigan Federal Court to dismiss these remaining cases by plaintiffs as well as the third party complaint and all cross-claims by Dow Chemical. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998, but has deferred its ruling in light of the proceedings in the Bankruptcy Court. Based upon the information developed to date and recognizing that the outcome of complex litigation is uncertain, management believes that the risk of a materially adverse result in the implant litigation against Corning is remote and believes the implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Federal securities case. A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. This action is pending in the United States District Court for the Southern District of New York. The class consists of those purchasers of Corning stock in the period from June 14, 1989 to January 13, 1992 who allegedly purchased at inflated prices due to the non-disclosure or concealment of material information and were damaged when Corning's stock price declined in January 1992 after the Food and Drug Administration (FDA) requested a moratorium on Dow Corning's sale of silicone gel implants. No amount of damages is specified in the complaint. In 1997, the Court dismissed the individual defendants from the case. In December 1998, Corning filed a motion for summary judgment requesting that all claims against it be dismissed. Plaintiffs requested the opportunity to take depositions before responding to the motion for summary judgment. The Court permitted limited additional discovery of certain Dow Corning, Corning and Dow Chemical officers and directors. These depositions were completed in the second quarter of 1999. On September 23, 1999, the Court granted in part the request by plaintiffs for certain additional documentary discovery. In April 2000, the District Court ordered two additional depositions, one of which would be that of Dow Corning's former General Counsel. Because it believes the deposition will necessarily impinge on privileged information, Dow Corning filed a petition with the United States Court of Appeals for the Second Circuit seeking immediate relief. The Second Circuit ruling is expected in the first half of 2001. The discovery process is continuing and the Court has set no schedule to address the still pending summary judgment motion. Corning intends to continue to defend this action vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the possibility of a materially adverse verdict is remote.

Shin Etsu Quartz Products Company. In July 1999 and February 2000, Shin Etsu Quartz Products Company filed two patent suits in Japan against Corning for alleged patent infringement of two patents relating to the properties of fused silica materials used in the optical components of stepper machines. The suits request damages and an injunction preventing sales of infringing products in Japan. Corning has denied infringement, has argued that the patents are invalid or unenforceable, and has filed a separate action to invalidate the second of the two patents. Corning intends to defend these suits vigorously. While recognizing that litigation is inherently uncertain, based upon the information developed to date, management believes that Corning has good defenses to Shin Etsu's claims.

Sumitomo  Electric   Industries,   Inc.  In  December  2000,  Sumitomo  Electric
Industries, Inc. served a patent infringement complaint in the U.S. District Court in North Carolina which asserts that Corning has infringed four Sumitomo U.S. patents relating to optical fiber. The complaint also asserts that a Corning patent relating to optical fiber was invalid. The suit seeks damages in an unspecified amount for the alleged infringement of the Sumitomo patents, an injunction restraining infringement, and a declaration that the Corning patent is invalid. Since filing the complaint, Corning has met with Sumitomo. In an effort to reach an amicable resolution, these discussions continue. Management believes that the four Sumitomo patents are either not infringed or are invalid and there is no basis for a holding that the Corning patent is invalid. Management is prepared to defend this action vigorously and, recognizing that the outcome of litigation is uncertain, believes it has strong defenses to Sumitomo's claims.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. By the first quarter of 2000, PCC incurred adverse verdicts in five trials involving 19 claimants. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 240,000 open claims. At the time of its Chapter 11 filing, PCC sought and obtained a temporary restraining order and filed a motion for a preliminary injunction against the prosecution of asbestos actions against its two shareholders. On April 4, 2001, the Bankruptcy Court extended the period for PCC to file a plan of reorganization until July 9, 2001. The preliminary injunction has been extended by court order to August 23, 2001 to enable the parties to negotiate a plan of reorganization for PCC. Upon expiration of the injunction, PCC, PPG Industries and Corning will have 90 days to seek removal and transfer of stayed cases that have not been resolved through a plan of reorganization. As a result of PCC's bankruptcy filing, Corning recorded an after tax charge of $36 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products, all of which are stayed pursuant to the injunction of the bankruptcy court. Before PCC filed for bankruptcy protection, Corning was dismissed from similar claims as cases against PCC proceeded to trial. The Chapter 11 filing may lead to additional claims against Corning with related costs of defense, charges and expenses. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld. Management is continuing to investigate Corning's options for defending claims against it, which might include vigorously defending itself on all fronts or exploring a global settlement through the bankruptcy process. It is probable that there will be intensive negotiations throughout the second quarter of 2001 concerning terms of PCC's plan of reorganization, including whether or not Corning may participate by making a contribution in exchange for a release. Management cannot estimate the probability that Corning will be able to secure such a release upon terms and conditions satisfactory to Corning. The range of cost for these options (net of insurance) cannot be estimated at this time, although management believes these matters will be resolved without a materially adverse impact on Corning's financial position.

Astrium. In December of 2000, Astrium, SAS and Astrium, Ltd. filed a complaint for negligence in the United States District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries
(prior to Corning's acquisition of NetOptix) in such a way that the amount of electricity the satellite can produce and their effective life were materially reduced. Corning has denied that the coatings produced by NetOptix or its subsidiaries caused the damage alleged in the complaint or that it is legally liable for any damages which Astrium may have experienced. Formal discovery has just begun, no depositions have been taken, and it is too early to form a definitive opinion about the outcome of the litigation. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that there are good defenses to these claims and believes they will be resolved without material impact on Corning's financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               See  the Exhibit Index which is located on page 26.

          (b)  Reports on Form 8-K

               A report on Form 8-K dated January 24, 2001, was filed in connection with the registrant's 2000 results.

               A report on Form 8-K/A  dated  December  12,  2000,  was filed in
               connection   with  the   registrant's   acquisition   of  Optical
               Technologies USA.

               A report on Form 8-K dated March 19, 2001, was filed in connection with the registrant's 2001 earnings guidance.

Other items under Part II are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                              CORNING INCORPORATED
                            ----------------------------------------------------
                                                  (Registrant)






    May 2, 2001                               /s/ JAMES B. FLAWS
------------------          ----------------------------------------------------
       Date                                     James B. Flaws
                            Executive Vice President and Chief Financial Officer





    May 2, 2001                             /s/ KATHERINE A. ASBECK
------------------          ----------------------------------------------------
       Date                                   Katherine A. Asbeck
                                      Senior Vice President and Controller

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

                                                                                          Three Months Ended
                                                                                            March 31, 2001
                                                                                          ------------------

Income before taxes on income                                                                $    211
Adjustments:
  Distributed income of equity investees                                                            1
  Amortization of capitalized interest                                                              3
  Fixed charges net of capitalized interest                                                        39
                                                                                             --------

Earnings before taxes and fixed charges as adjusted                                          $    254
                                                                                             ========

Fixed charges:
  Interest incurred                                                                          $     48
  Portion of rent expense which represents interest factor                                          4
  Amortization of debt costs                                                                        1
                                                                                             --------

Total fixed charges                                                                                53
Capitalized interest                                                                              (14)
                                                                                             --------

Total fixed charges net of capitalized interest                                              $     39
                                                                                             ========

Preferred dividends:
  Preferred dividend requirements                                                            $
  Ratio of pre-tax income to income before minority interest and equity earnings                    2
                                                                                             --------
  Pre-tax preferred dividend requirement

Total fixed charges                                                                                53
                                                                                             --------

Fixed charges and pre-tax preferred dividend requirement                                     $     53
                                                                                             ========

Ratio of earnings to combined fixed charges and preferred dividends                               4.8x
                                                                                             ========