Form 10-Q
period 2001-06-30
CORNING INC /NY
filed 2001-08-03
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 2001
                                   ---------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

                          Commission file number 1-3247



                              CORNING INCORPORATED
                                  (Registrant)


                New York                                 16-0393470
-----------------------------------------   ------------------------------------
         (State of incorporation)           (I.R.S. Employer Identification No.)


One Riverfront Plaza, Corning, New York                    14831
-----------------------------------------   ------------------------------------
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

931,640,718 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of June 30, 2001.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Index to consolidated financial statements of Corning Incorporated and Subsidiary Companies filed as part of this report:

                                                                    Page
                                                                    ----

  Consolidated Statements of Income for the three and
   six months ended June 30, 2001 and 2000                           3

  Condensed Consolidated Balance Sheets at June 30, 2001
   and December 31, 2000                                             4

  Condensed Consolidated Statements of Cash Flows for
   the six months ended June 30, 2001 and 2000                       5

  Notes to Consolidated Financial Statements                         6


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

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)



                                                      For the three months ended           For the six months ended
                                                               June 30,                            June 30,
                                                      --------------------------          -------------------------
                                                          2001           2000                2001           2000
                                                       ---------       ---------          ---------       ---------

Net sales                                              $   1,868       $   1,776          $   3,789       $   3,127
Cost of sales                                              1,332           1,030              2,444           1,818
                                                       ---------       ---------          ---------       ---------

Gross margin                                                 536             746              1,345           1,309

Operating Expenses
    Selling, general and administrative expenses             271             258                532             458
    Research, development and engineering
      expenses                                               169             120                331             230
    Amortization of purchased intangibles,
      including goodwill                                     160              49                316              62
    Acquisition-related charges                                               51                                140
    Provision for impairment and restructuring             4,772                              4,772
                                                       ---------       ---------          ---------       ---------

Operating (loss) income                                   (4,836)            268             (4,606)            419

Interest income                                               11              19                 35              35
Interest expense                                             (34)            (29)               (68)            (53)
Other expense, net                                           (12)             (4)               (21)            (17)
Nonoperating gain                                                                                                 7
                                                       ---------       ---------          ---------       ---------

(Loss) income before income taxes                         (4,871)            254             (4,660)            391
(Benefit) provision for income taxes                         (77)            137                 31             192
                                                       ---------       ---------          ---------       ---------

(Loss) income before minority interest and
  equity earnings                                         (4,794)            117             (4,691)            199
Minority interest in earnings of subsidiaries                 (7)             (7)               (12)            (10)
Equity in earnings of associated companies                    46              39                 80              73
Impairment of equity investment                                                                                 (36)
                                                       ---------       ---------          ---------       ---------

Net (Loss) Income                                      $  (4,755)      $     149          $  (4,623)      $     226
                                                       =========       =========          =========       =========

Basic (Loss) Earnings Per Share                        $   (5.13)      $    0.18          $   (5.01)      $    0.27
                                                       =========       =========          =========       =========
Diluted (Loss) Earnings Per Share                      $   (5.13)      $    0.17          $   (5.01)      $    0.27
                                                       =========       =========          =========       =========
Dividends Declared                                     $    0.06       $    0.06          $    0.12       $    0.12
                                                       =========       =========          =========       =========

Shares used in computing per share amounts:
     Basic earnings per share                                926             845                923             828
                                                       =========       =========          =========       =========
     Diluted earnings per share                              926             872                923             848
                                                       =========       =========          =========       =========

The accompanying notes are an integral part of these statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)


                                                                                             June 30,            December 31,
                                      ASSETS                                                   2001                  2000
                                      ------                                             ---------------        ---------------
Current Assets
    Cash                                                                                  $      131              $     138
    Short-term investments, at cost, which approximates market value                           1,180                  1,656
    Accounts receivable, net of doubtful accounts and allowances -
      $42/2001; $47/year-end 2000                                                              1,348                  1,489
    Inventories                                                                                  977                  1,040
    Deferred taxes on income and other current assets                                            442                    311
                                                                                          ----------              ---------
         Total current assets                                                                  4,078                  4,634
                                                                                          ----------              ---------

Investments                                                                                      711                    635

Plant and equipment, at cost, net of accumulated depreciation
    $2,921/2001; $2,662/year-end 2000                                                          5,301                  4,679

Goodwill, net of accumulated amortization
    $583/2001; $303/year-end 2000                                                              1,874                  6,779

Other intangible assets, net of accumulated amortization
    $75/2001; $52/year-end 2000                                                                  409                    561

Other assets                                                                                     278                    238
                                                                                          ----------              ---------

Total Assets                                                                              $   12,651              $  17,526
                                                                                          ==========              =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Loans payable                                                                         $      473              $     128
    Accounts payable                                                                             512                    855
    Other accrued liabilities                                                                    910                    966
                                                                                          ----------              ---------
         Total current liabilities                                                             1,895                  1,949
                                                                                          ----------              ---------

Long-term debt                                                                                 3,855                  3,966
Deferred taxes on income                                                                                                 61
Other liabilities                                                                                812                    769
Minority interest in subsidiary companies                                                        144                    139
Convertible preferred stock                                                                        8                      9
Common Shareholders' Equity
    Common stock, including excess over par value and other capital -
      Par value $0.50 per share; Shares authorized: 3.8 billion;
      Shares issued: 1.0 billion/2001 and 1.0 billion/year-end 2000                            9,774                  9,512
    (Accumulated deficit) retained earnings                                                   (2,734)                 2,001
    Less cost of 77 million/2001 and 76 million/year-end 2000 shares
      of common stock in treasury                                                               (804)                  (753)
    Accumulated other comprehensive loss                                                        (299)                  (127)
                                                                                          ----------              ---------
         Total common shareholders' equity                                                     5,937                 10,633
                                                                                          ----------              ---------

Total Liabilities and Shareholders' Equity                                                $   12,651              $  17,526
                                                                                          ==========              =========

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

                                                                                                Six Months Ended June 30,
                                                                                         --------------------------------------
                                                                                               2001                  2000
                                                                                         ----------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES                                                        $    690                $   505
                                                                                            --------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                       (1,155)                  (563)
   Acquisitions of businesses and leased assets, net of cash acquired                            (66)                (1,245)
   Other, net                                                                                    (63)                    71
                                                                                            --------                -------
         NET CASH USED IN INVESTING ACTIVITIES                                                (1,284)                (1,737)
                                                                                            --------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                                                343                    767
   Repayments of loans                                                                          (105)                  (602)
   Proceeds from issuance of common stock                                                         19                  2,321
   Redemption of common stock for income tax withholding                                         (19)                   (47)
   Dividends paid                                                                               (112)                  (102)
                                                                                            --------                -------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                               126                  2,337
                                                                                            --------                -------

Effect of exchange rates on cash                                                                  (6)                    (4)
                                                                                            --------                -------
Cash used in discontinued operations                                                              (9)                    (2)
                                                                                            --------                -------
Net (decrease) increase in cash and cash equivalents                                            (483)                 1,099
Cash and cash equivalents at beginning of year                                                 1,794                    280
                                                                                            --------                -------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                 $  1,311                $ 1,379
                                                                                            ========                =======


The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions except per share amounts)

(1)  Information by Operating Segment
     Information about the performance of Corning's three operating segments for the second quarter and first six months of 2001 and 2000 are presented below. These amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments. Segment net income excludes impairment and amortization of goodwill and other intangibles, restructuring charges, purchased in-process research and development costs, one-time acquisition costs and other nonrecurring items. This measure is not in accordance with generally accepted accounting principles (GAAP) and may not be consistent with measures used by other companies.

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

                                                                    Three months ended              Six months ended
                                                                         June 30,                       June 30,
                                                                  ----------------------         ----------------------
                                                                     2001         2000             2001          2000
                                                                  ---------     --------         ---------    ---------
         Telecommunications
         Net sales                                                $   1,393     $  1,295         $   2,826    $   2,200
         Research, development and engineering expenses           $     132     $     86         $     256    $     164
         Interest expense                                         $      23     $     19         $      48    $      34
         Segment (losses) earnings before minority interest
           and equity earnings                                    $      (1)    $    181         $     185    $     293
             Minority interest in losses of subsidiaries                                                              3
             Equity in earnings (losses) of associated companies          8           (3)               11           (3)
                                                                  ---------     --------         ---------    ---------
         Segment net income                                       $       7     $    178         $     196    $     293
                                                                  =========     ========         =========    =========

         Advanced Materials
         Net sales                                                $     251     $    259         $     533    $     511
         Research, development and engineering expenses           $      28     $     28         $      56    $      54
         Interest expense                                         $       5     $      5         $      10    $      11
         Segment earnings before equity earnings                  $      11     $     18         $      37    $      35
             Equity in earnings of associated companies                   7            6                13           12
                                                                  ---------     --------         ---------    ---------
         Segment net income                                       $      18     $     24         $      50    $      47
                                                                  =========     ========         =========    =========

         Information Display
         Net sales                                                $     218     $    216         $     419    $     404
         Research, development and engineering expenses           $       9     $      6         $      19    $      12
         Interest expense                                         $       6     $      5         $      10    $       8
         Segment earnings before minority interest and
           equity earnings                                        $      25     $     32         $      46    $      52
             Minority interest in earnings of subsidiaries               (7)          (7)              (12)         (13)
             Equity in earnings of associated companies                  29           35                54           62
                                                                  ---------     --------         ---------    ---------
         Segment net income                                       $      47     $     60         $      88    $     101
                                                                  =========     ========         =========    =========

         Total segments
         Net sales                                                $   1,862     $  1,770         $   3,778    $   3,115
         Research, development and engineering expenses           $     169     $    120         $     331    $     230
         Interest expense                                         $      34     $     29         $      68    $      53
         Segment earnings before minority interest and
           equity earnings                                        $      35     $    231         $     268    $     380
             Minority interest in earnings of subsidiaries               (7)          (7)              (12)         (10)
             Equity in earnings of associated companies                  44           38                78           71
                                                                  ---------     --------         ---------    ---------
         Segment net income                                       $      72     $    262         $     334    $     441
                                                                  =========     ========         =========    =========

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                                                         Three months ended             Six months ended
                                                                              June 30,                      June 30,
                                                                       ----------------------        ----------------------
                                                                         2001         2000              2001         2000
                                                                       ---------    ---------        ---------     --------
Net sales
         Total segment net sales                                       $   1,862    $   1,770        $   3,778     $  3,115
         Non-segment net sales (a)                                             6            6               11           12
                                                                       ---------    ---------        ---------     --------

           Total net sales                                             $   1,868    $   1,776        $   3,789     $  3,127
                                                                       =========    =========        =========     ========


Net income
         Total segment income (b)                                      $      72    $     262        $     334     $    441
             Unallocated items:
         Non-segment loss and other (a)                                       (2)          (2)              (3)          (4)
         Nonoperating gain                                                                                                7
         Amortization of purchased intangibles and goodwill (c)             (160)         (49)            (316)         (62)
         Acquisition-related charges                                                      (51)                         (140)
         Interest income (d)                                                  11           19               35           34
         Income tax (e)                                                       94          (31)              97          (16)
         Equity in earnings of associated companies (a)                        2            1                2            2
         Impairment of equity investment                                                                                (36)
         Provision for impairment and restructuring (f)                   (4,772)                       (4,772)
                                                                       ---------    ---------        ---------     --------

           Net (loss) income                                           $  (4,755)   $     149        $  (4,623)    $    226
                                                                       =========    =========        =========     ========

         (a)  Includes amounts derived from corporate investments.
         (b)  Includes royalty, interest and dividend income.
         (c)  Amortization  of  purchased   intangibles  and  goodwill  relates
              primarily to the Telecommunications segment.
         (d)  Corporate   interest   income  is  not  allocated  to  reportable
              segments.
         (e)  Includes tax associated with unallocated items.
         (f)  Provision  for  impairment  and  restructuring   relates  to  the
              Telecommunications segment.

(2)  Business Combinations
     The transaction listed below was accounted for under the purchase method of accounting. Management is responsible for estimating the fair value of the assets and liabilities acquired. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisitions.

     Tropel
     ------
     On March 16, 2001, Corning completed the acquisition of Tropel Corporation, a manufacturer of precision optics and metrology instruments for the semiconductor and other industries, for approximately $66 million in cash and 1.95 million shares of Corning common stock for a total purchase price of approximately $160 million. The excess of the purchase price over the estimated fair value of tangible net assets acquired was allocated to goodwill. Goodwill of approximately $155 million is being amortized on a straight-line basis over 15 years.

(3)  Impairment of Goodwill and Intangible Assets
     During the first half of 2001, Corning experienced a significant decrease in the rate of growth of its telecommunications segment, primarily in the photonic technologies business, due to a dramatic decline in infrastructure spending in the telecommunications industry. During the second quarter, major customers in the photonic technologies business further reduced their order forecasts and canceled orders already placed. Management now believes that the growth prospects of this business are significantly less than previously expected and those of historical periods.

     Corning reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. As a result of the business conditions noted above, Corning concluded such an assessment was required for its photonics business in the second quarter. Corning assesses recoverability of the carrying value based upon cumulative expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations.

     As a result of this test, Corning determined that the long-lived assets, including goodwill and other intangibles acquired from Pirelli in December 2000 as well as those of the unit into which NetOptix Corporation (acquired in May, 2000) has been integrated were not recoverable. Corning's policy is to write-down long-lived assets to fair value in such circumstances.

     Management estimated fair value using several techniques. While each method generated comparable fair values, management adjusted the assets to estimates based on average multiples of forecasted revenues and earnings of comparable publicly traded companies with operations in the optical component market segment.

     In the second quarter, Corning recorded pre-tax charges of $4,648 million to impair a significant portion of goodwill and $116 million to impair intangible assets. Of the total charge of $4,764 million, $3,154 million related to the acquisition of the Pirelli optical components business and $1,610 million related to goodwill resulting from the acquisition of NetOptix Corporation.

(4)  Provision for Inventory
     During the second quarter, major customers in the photonic technologies business further reduced their order forecasts and canceled orders already placed. As a result, management determined that certain products were not likely to be sold in their product life cycle. Corning recorded a provision for excess and obsolete inventory, including estimated purchase commitments, of $273 million ($184 million after tax) in cost of sales in the second quarter of 2001.

(5)  Earnings Per Common Share
     A reconciliation of the basic and diluted earnings per share computations for the second quarter and first six months of 2001 and 2000 are as follows:

                                                                           For the three months ended June 30,
                                                   --------------------------------------------------------------------------------
                                                                    2001                                      2000
                                                   --------------------------------------      ------------------------------------
                                                                  Weighted      Per share                   Weighted      Per share
                                                    Income     Average Shares    Amount         Income   Average Shares    Amount
                                                   ---------   --------------   ---------       ------   --------------   ---------

         Basic earnings per share                  $ (4,755)        926          $(5.13)        $ 149           845         $ 0.18
                                                                                 ======                                     ======

         Effect of Dilutive Securities
             Options                                                                                             20
             Convertible preferred stock                                                                          1
             Convertible subordinated notes                                                         1             6
                                                   --------      ------                         -----        ------

         Diluted earnings per share                $ (4,755)        926          $(5.13)        $ 150           872         $ 0.17
                                                   ========      ======          ======         =====        ======         ======

                                                                            For the six months ended June 30,
                                                   --------------------------------------------------------------------------------
                                                                    2001                                      2000
                                                   --------------------------------------      ------------------------------------
                                                                  Weighted      Per share                   Weighted      Per share
                                                    Income     Average Shares    Amount         Income   Average Shares    Amount
                                                   ---------   --------------   ---------       ------   --------------   ---------

         Basic earnings per share                  $ (4,623)        923          $(5.01)        $ 226           828         $ 0.27
                                                                                 ======                                     ======

         Effect of Dilutive Securities
             Options                                                                                             20
                                                   --------      ------                         -----        ------

         Diluted earnings per share                $ (4,623)        923          $(5.01)        $ 226           848         $ 0.27
                                                   ========      ======          ======         =====        ======         ======

     Diluted earnings per share for the quarter and six months ended June 30, 2001 exclude potentially dilutive securities due to the anti-dilutive effect they would have had if converted. Those securities consisted of 7 million and 10 million, respectively, of potential common shares from options, and 30 million convertible shares from the subordinated notes, convertible preferred stock and the zero coupon convertible debentures. In addition, 49 million potential common shares from options were excluded since the option exercise price was greater than the average market price of the common shares for the period.

     Diluted earnings per share for the six months ended June 30, 2000 exclude 7 million shares from subordinated notes and convertible preferred stock, due to the anti-dilutive effect they would have had if converted.

     Common dividends of $56 million and $112 million were declared in the second quarter and first six months of 2001 compared with $52 million and $102 million for the same periods in 2000. Dividends per share were comparable between years. On July 9, 2001, Corning announced it was discontinuing the declaration and payment of future dividends on its common stock.

(6)  Depreciation and Amortization
     Depreciation charged to operations for the second quarter and six months of 2001 totaled $163 million and $318 million, respectively. Depreciation charged to operations for the second quarter and six months of 2000 totaled $126 million and $238 million, respectively.

     Amortization of purchased intangibles including goodwill charged to operations for the second quarter and six months of 2001 totaled $160 million and $316 million, respectively. Amortization of purchased intangibles including goodwill charged to operations for the second quarter and six months of 2000 totaled $49 million and $62 million, respectively.

(7)  (Benefit) Provision for Income Taxes
     Corning's tax (benefit) provision for the second quarter and six months of 2001 was impacted by the significant impairment charge and amortization of goodwill. Corning's effective tax rate for the second quarter and first six months of 2000 was 53.8% and 49.0%, respectively. Excluding the impact of the impairment of goodwill and other intangibles (which is mostly non-tax deductible), amortization of purchased intangibles and goodwill, purchased in-process research and development, one-time acquisition costs and other nonrecurring items, the effective income tax rate for the second quarter and six months of 2001 was 32.5%, which is comparable to rates of 32.4% in both periods in 2000.

(8)  Inventories
     Inventories shown on the accompanying balance sheets were comprised of the following:

                                              June 30,        December 31,
                                                2001              2000
                                             ---------        ------------
     Finished goods                          $    310          $    300
     Work in process                              243               263
     Raw materials and accessories                308               377
     Supplies and packing materials               116               100
                                             --------          --------
     Total inventories                       $    977          $  1,040
                                             ========          ========

(9)  Comprehensive (Loss) Income
     Comprehensive (loss) income, net of tax, for the second quarter and first six months of 2001 and 2000 is as follows:

                                                                           For the three months             For the six months
                                                                              ended June 30,                  ended June 30,
                                                                       ---------------------------      -------------------------
                                                                          2001              2000           2001            2000
                                                                       -----------       ---------      ----------      ---------

         Net (loss) income                                             $  (4,755)        $   149        $ (4,623)        $   226
         Other comprehensive (loss) income:
             Foreign currency translation adjustment                         (81)            (53)           (162)            (56)
             Unrealized (loss) gain on marketable securities                  13              (4)            (15)             36
             Realized gains on securities                                     (3)                             (3)             (5)
             Cumulative effect of adoption of FAS 133                                                          3
             Unrealized derivative losses on cash flow hedges                  3
             Reclassification adjustments on cash flow hedges                  3                               5
                                                                       ---------         -------        --------         -------

         Total comprehensive (loss) income                             $  (4,820)        $    92        $ (4,795)        $   201
                                                                       =========         =======        ========         =======

(10) Pittsburgh Corning Corporation
     Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 240,000 open claims. At the time of its Chapter 11 filing, PCC sought and obtained a temporary restraining order and filed a motion for a preliminary injunction against the prosecution of asbestos actions against its two shareholders to afford the parties a period of time (the "Injunction Period") in which to negotiate a plan of reorganization for PCC. On April 4, 2001, the Bankruptcy Court extended the exclusive period for PCC to file a plan of reorganization (the "Exclusivity Period") until July 9, 2001, and extended the Injunction Period to August 23, 2001. At a July 25, 2001 hearing, the Bankruptcy Court entered an order upon consent of the parties extending the Injunction Period to November 30, 2001 and terminating the Exclusivity Period. Under the terms of the Bankruptcy Court's April 4, 2001 Order, PCC, PPG Industries and Corning will have 90 days following expiration of the Injunction Period to seek removal and transfer of stayed cases that have not been resolved through a plan of reorganization. As a result of PCC's bankruptcy filing, Corning recorded an after tax charge of $36 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products. These cases are stayed pursuant to the injunction of the bankruptcy court. Before PCC filed for bankruptcy protection, Corning was dismissed from similar claims as cases against PCC proceeded to trial. The Chapter 11 filing may lead to additional claims against Corning with related costs of defense, charges and expenses. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld. Management is continuing to investigate Corning's options for defending claims against it, which might include vigorously defending itself on all fronts or exploring a global settlement through the bankruptcy process. It is probable that there will be intensive negotiations throughout the third quarter of 2001 concerning terms of PCC's plan of reorganization, including whether or not Corning and its insurers may participate by making a contribution in exchange for a release. Management cannot estimate the probability that Corning will be able to secure such a release upon terms and conditions satisfactory to Corning and its insurers. The range of cost for these options (net of insurance) cannot be estimated at this time. Although asbestos litigation is inherently difficult, and the outcome of litigation is uncertain, management believes these matters will be resolved without a materially adverse impact on Corning's financial position.

(11) Dow Corning Corporation
     Corning and The Dow Chemical Company (Dow Chemical) each own 50% of the common stock of Dow Corning Corporation (Dow Corning), a manufacturer of silicones.

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

     On November 30, 1999, the Bankruptcy Court entered an order confirming the Joint Plan and indicated that certain written opinions would follow. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. A number of parties opposing the Joint Plan filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Tort Claimants Committee filed a notice of appeal seeking review of the ruling limiting the scope of the shareholder releases. On November 13, 2000, the District Court entered an Order affirming the Bankruptcy Court's November 30, 1999 Order confirming the Joint Amended Plan and reversing the Bankruptcy Court's December 21, 1999 Opinion on the release and injunction provisions. On February 5, 2001, the District Court denied a Motion for Reconsideration. Approximately 20 appeals from the District Court's Order are pending in the Sixth Circuit Court of Appeals, which is expected to rule in late 2001. Further appellate activity, which may include petitions for review by the U.S. Supreme Court, could delay a final judgment until late 2002 or possibly into 2003. After all appeals are exhausted, if the Joint Plan is upheld but the shareholder releases are effective only for those voting in favor of the Joint Plan, Corning would expect to defend any remaining claims against it on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and the state courts as described under the heading Implant Tort Lawsuits in Part II, Item 1, Legal Proceedings. With respect to the possibility of additional direct or indirect claims against Corning if the full releases are not reinstated in the Joint Plan, management believes that such claims lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

     Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.3 billion, subject to the limitations, terms and conditions stated in the Joint Plan. Dow Corning proposes to provide the required funding over the 16 year period through a combination of cash, proceeds from insurance, and cash flow from operations. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and the issuance of senior notes, to its commercial creditors. If and when Dow Corning emerges from bankruptcy, Corning expects to resume the recognition of equity earnings from Dow Corning. Corning does not expect to receive dividends from Dow Corning in the foreseeable future.

(12) Adoption of New Accounting Standard - Derivative Financial Instruments - FAS 133
     Effective January 1, 2001, Corning adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) as amended by FAS No. 137 and FAS No. 138. FAS 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in net earnings or shareholders' equity, as a component of other comprehensive income, depending on whether the derivative is being used to hedge changes in fair value or cash flows. Changes in fair value of ineffective portions of hedges are recognized in earnings in the current period. The adoption of FAS 133 as of January 1, 2001, resulted in a cumulative after-tax credit to comprehensive income of $3 million. For the six months ended June 30, 2001, after-tax income under $1 million was recorded in other expense, net for the ineffective portion of cash flow hedges.

(13) Subsequent Events

     Restructuring
     -------------
     On July 9, 2001, Corning announced a downsizing of its photonic technologies business. Corning's board of directors approved plans to close three manufacturing plants, downsize the workforce and exit selected products.

     Management is continuing to evaluate the need for further personnel reductions and other restructuring actions elsewhere in the company. Costs related to these potential additional actions and the photonic manufacturing facility closures already announced are expected to result in a third quarter pre-tax charge of $300 million to $400 million. The charge is expected to be predominantly noncash (up to 75%) and will include impairments of fixed assets, severance costs associated with workforce reductions and other exit costs including lease termination amounts.

     Business Combinations
     ---------------------
     On July 24, 2001, Corning announced it had reached an agreement with Lucent Technologies to purchase Lucent's controlling equity interest in Shanghai Fiber Optic Co., Ltd. (58%) and Beijing Fiber Optic Cable Co., Ltd. (68%) for an aggregate purchase price of $225 million in cash. The transaction, subject to certain conditions including government regulatory approval and the approval of the minority equity shareholders, is expected to be completed after December 31, 2001.

ITEM 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

Net sales totaled $1.9 billion for the second quarter of 2001, an increase of 5% over sales of $1.8 billion in the prior year quarter. Excluding the impact of acquisitions, net sales for the quarter increased 3% over the prior year period. Sales growth in the second quarter was most pronounced in the Telecommunications Segment, where demand for Corning's optical fiber and cable products drove quarter over quarter segment sales growth of 8%. Net sales for the first six months of 2001 were $3.8 billion, an increase of 21% over the comparable period of 2000. Excluding acquisitions, net sales for six months rose 13% over 2000. The Telecommunications Segment drove the increase with sales growth of 28% over the prior year.

Corning reported a net loss of $4,755 million in the second quarter of 2001 compared to net income of $149 million in the prior year quarter. Diluted loss per share was $5.13 compared to diluted earnings per share of $0.17 in the second quarter of 2000. The net loss for the first six months of 2001 was $4,623 million compared with net income of $226 million in 2000. Diluted loss per share for the first six months of 2001 was $5.01 per share compared to diluted earnings per share of $0.27 in 2000.

The quarter and year to date loss is largely attributable to a charge of approximately $4.8 billion ($4.7 billion after tax) to impair goodwill and certain other intangible assets of the photonic technologies business. Further discussion of the business conditions leading to the impairment charge and measurement of the charge is provided in Impairment of Goodwill and Intangible Assets on page 15.

Corning's results for the second quarter and six months of 2001 were also impacted by a restructuring charge of $8 million ($5 million after tax).

Results for the first six months of 2000 were impacted by the following nonrecurring items:

- in-process research and development (IPRD) charges of $51 million (non-tax deductible), in the second quarter of 2000 and $42 million ($26 million after tax), in the first quarter of 2000,
- a nonoperating gain related to the sale of Quanterra of $7 million ($4 million after tax), in the first quarter of 2000,
- a charge for acquisition costs related to the merger of Oak Industries of $47 million ($43 million after tax), in the first quarter of 2000, and
- an after-tax charge of $36 million to impair Corning's investment in Pittsburgh Corning Corporation, in the first quarter of 2000.

Amortization of purchased intangibles and goodwill totaled $160 million ($109 million after tax) and $316 million ($254 million after tax) in the second quarter and six months of 2001 respectively, compared to $49 million ($71 million after tax) and $62 million ($81 million after tax) in the second quarter and first six months of 2000, respectively. These increases primarily relate to purchase business combinations in the Telecommunications Segment completed in 2000. The impairment of goodwill and other intangible assets will reduce pre-tax amortization of purchased intangibles and goodwill charges approximately $100 million per quarter for the remainder of 2001.

Corning believes comparing its operating results on a pro forma basis excluding impairment and amortization of purchased intangibles and goodwill and nonrecurring items provides a better understanding of the changes in its operating results. This measure is not in accordance with, or an alternative for, generally accepted accounting principles (GAAP) and may not be consistent with measures used by other companies. Corning's pro forma results include a charge to write-off excess and obsolete inventory in the photonic technologies business discussed in detail in the Telecommunications Review.

Pro forma net income is calculated from net (loss) income as follows (after tax and in millions):

                                                                             Three Months Ended            Six Months Ended
                                                                                  June 30,                      June 30,
                                                                          -----------------------       -----------------------
                                                                              2001         2000            2001         2000
                                                                          -----------   ---------       -----------   ---------


Net income                                                                $   (4,755)   $    149        $   (4,623)   $    226
     Impairment of goodwill and restructuring                                  4,726                         4,726
     Amortization of purchased intangibles, including goodwill                   109          71               254          81
     In-process research and development charges                                              51                            77
     Other acquisition-related charges                                                                                      43
     Nonoperating gain                                                                                                      (4)
     Impairment of equity investment                                                                                        36
                                                                          ----------    --------        ----------    --------

Pro forma net income                                                      $       80    $    271        $      357    $    459
                                                                          ==========    ========        ==========    ========

Pro forma diluted earnings per share                                      $     0.09    $   0.31        $     0.38    $   0.54
                                                                          ==========    ========        ==========    ========

The second quarter pro forma earnings results reflect declines in performance of all three operating segments. Year to date Telecommunications and Information Display segments are performing below last year while Advanced Materials reflects a slight increase over 2000 year to date performance.

Outlook and Actions

Over the course of the first six months of 2001, Corning's outlook has declined significantly due to a substantial reduction in capital spending in the telecommunications industry and the general softening of the U.S. economy. Corning's management believes the telecommunications industry may not show signs of improvement until late 2002. Therefore, Corning expects pro forma earnings per share to decrease significantly from last year. As a result of lower revenue and earnings expectations, Corning announced the following actions on July 9, 2001, to adjust its cost structure:

- Corning will close three manufacturing facilities within the photonic technologies business by the end of 2001.
-    Approximately 1,000 positions in photonic technologies will be eliminated.
- Corning will continue to evaluate further personnel reductions and restructuring actions in businesses other than photonic technologies.
- Costs related to these actions are expected to result in a third quarter pre-tax charge of $300-400 million.

In addition, Corning has already undertaken the following action during the first half of 2001:

- In the first quarter, Corning reduced its workforce by approximately 3,300 permanent and temporary employees, primarily in the photonic technologies and hardware and equipment businesses. These workforce reductions comprised mostly hourly production workers and resulted in minimal severance charges. In April, Corning completed an additional workforce reduction of approximately 1,000 positions in photonic technologies, including both hourly and salaried employees. The second quarter reductions resulted in a restructuring charge of $8 million ($5 million after tax).
- Corning decreased its capital spending forecast for 2001 from $2.5 billion to approximately $2 billion, delaying some capital expansion to 2002 including its planned expansion of fiber capacity at Concord, NC. Construction of a new fiber facility in Oklahoma City, OK will be delayed 12 to 18 months.
- Corning's research and development spending in 2001 will be approximately $650 million to $675 million, a decrease from an anticipated $700 million.

Corning will continue to review its internal cost structure and monitor the industry trends throughout 2001, which may result in additional cost improvement measures and targeted workforce reductions. Corning continues to believe in the long term demand for bandwidth, optical transparency and the future of the all-optical network. It is the foundation of Corning's optical layer strategy. Therefore, Corning is still committed to invest in new product development, targeted capacity expansion and external growth.

Impairment of Goodwill and Intangible Assets

During the first half of 2001, Corning experienced a significant decrease in the rate of growth of its telecommunications segment, primarily in the photonic technologies business, due to a dramatic decline in infrastructure spending in the telecommunications industry. During the second quarter, major customers in the photonic technologies business further reduced their order forecasts and canceled orders already placed. Management now believes that the growth prospects of this business are significantly less than previously expected and those of historical periods.

Corning reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. As a result of the business conditions noted above, Corning concluded such an assessment was required for its photonics business in the second quarter. Corning assesses recoverability of the carrying value based upon cumulative expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations.

As a result of this test, Corning determined that the long-lived assets, including goodwill and other intangibles acquired from Pirelli in December 2000 as well as those of the unit into which NetOptix Corporation (acquired in May, 2000) has been integrated were not recoverable. Corning's policy is to write-down long-lived assets to fair value in such circumstances.

Management estimated fair value using several techniques. While each method generated comparable fair values, management adjusted the assets to estimates based on average multiples of forecasted revenues and earnings of comparable publicly traded companies with operations in the optical component market segment.

In the second quarter, Corning recorded pre-tax charges of $4,648 million to impair a significant portion of goodwill and $116 million to impair intangible assets. Of the total charge of $4,764 million, $3,154 million related to the acquisition of the Pirelli optical components business and $1,610 million related to goodwill resulting from the acquisition of NetOptix Corporation.

Operating Segments

Corning groups its products into three operating segments: Telecommunications, Advanced Materials and Information Display. Corning includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income. Information about the performance of Corning's three operating segments for the second quarter and first six months of 2001 and 2000 are presented below. These amounts do not include revenues, expenses and equity earnings not specifically identifiable to segments. Segment net income excludes impairment and amortization of purchased intangibles and goodwill, purchased IPRD costs, one-time acquisition costs, and other nonrecurring items. Note 1 to the consolidated financial statements includes a reconciliation of segment results to Corning's net income. This measure is not in accordance with GAAP and may not be consistent with measures used by other companies.

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


-----------------------------------------------------------------------------------------------------------------------------------
Telecommunications                                                        Three Months Ended                  Six Months Ended
(In millions)                                                                  June 30,                           June 30,
                                                                         2001              2000             2001              2000
-----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                             $  1,393         $   1,295         $   2,826        $   2,200
Research, development and engineering expenses                        $    132         $      86         $     256        $     164
Interest expense                                                      $     23         $      19         $      48        $      34
Segment earnings before minority interest
   and equity earnings                                                $     (1)        $     181         $     185        $     293
     Minority interest in losses of subsidiaries                                                                                  3
     Equity in earnings of associated companies                              8                (3)               11               (3)
                                                                      --------         ---------         ---------        ---------
Segment net income                                                    $      7         $     178         $     196        $     293
                                                                      ========         =========         =========        =========

-----------------------------------------------------------------------------------------------------------------------------------
Segment earnings before minority interest and
   equity earnings as a percentage of segment sales                      (0.1)%            14.0%              6.5%            13.3%
Segment net income as a percentage of segment sales                       0.5%             13.8%              6.9%            13.3%
-----------------------------------------------------------------------------------------------------------------------------------

The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment and photonic modules and components for the worldwide telecommunications industry.

Telecommunications Review

Sales in the Telecommunications Segment increased 8% over the second quarter of 2000 to approximately $1.4 billion compared to $1.3 billion in the prior year quarter. Excluding the impact of acquisitions, sales growth for the same period in 2001 was 6%. The sales growth in the segment was led primarily by volume gains in the optical fiber and cable business offset by a decrease in sales of photonic technologies. These factors were also responsible for the six-month sales increase of 28% to $2.8 billion. Excluding acquisitions, sales increased 18% for the six months ended June 30, 2001 over the prior year period. Segment net income declined 96% to $7 million in second quarter 2001 compared to $178 million in second quarter 2000. Segment net income includes a charge of $273 million ($184 million after tax) to write-off excess and obsolete inventory primarily in the photonic technologies business. Segment net income for six months declined 33% to $196 million compared to $293 million in 2000. This decrease was due to the provision for inventory and higher spending in research and development.

Sales in the fiber and cable business improved 30% in the second quarter of 2001 to $939 million compared with $722 million in the prior year quarter. The increase resulted primarily from volume gains of approximately 25%, reflecting continued strong demand for Corning's single mode fiber products. While volume for single mode increased, volume of premium fiber and cable products, including Corning's LEAF(R) and MetroCor(TM) optical fiber, decreased almost 35% from the prior year quarter. The average price for Corning's optical fiber and cable products remained relatively stable in comparison with last year's second quarter.

Sales in the fiber and cable business increased 51% to $1,814 million for the first six months of 2001 compared to the prior year period in 2000 of $1,201 million. The increase in sales resulted primarily from the impact of acquisitions and volume gains in single-mode fiber. Excluding acquisitions, sales in the fiber and cable business increased 40% year to date over 2000. The average price for optical fiber and cable products increased slightly in comparison with last year's first six months as a change in mix of customers more than offset a lower mix of premium products. Corning does not expect this upward pricing trend to continue throughout 2001. Premium fiber as a percentage of total fiber demand decreased from approximately 35% in the first quarter to approximately 25% at the end of six months and may average 20% or somewhat less for the entire year of 2001.

Net income from the fiber and cable business increased more than 50% in the second quarter and six months of 2001 compared to the prior year periods. The strong performance in both periods was due to overall volume growth.

Sales in the telecommunications hardware and equipment business decreased 16% in the second quarter of 2001 to $231 million compared with $276 million in the prior year quarter. Excluding acquisitions, second quarter 2001 sales decreased 19% compared to the prior year quarter. The decrease resulted primarily from lower volume of existing products including original equipment manufacturers in the optical space and optical manufacturing services and a 53% decrease in revenues at Gilbert Engineering due to growing weakness in cable television industry spending. Sales for six months of 2001 improved 4% as sales rose from $459 million in 2000 to $479 million in 2001. Excluding acquisitions, sales decreased 11% for the six months ended June 30, 2001 versus the comparable prior year period. Overall, quarterly net income decreased approximately 75% compared to the prior year quarter, primarily due to the loss of volume at Gilbert Engineering. This also contributed to the 62% decrease in net income for the six months ended June 30, 2001, compared to June 30, 2000. The business has reduced its hourly workforce by approximately 1,175 employees to date.

Sales in the photonic technologies business decreased 33% in the second quarter of 2001 to $158 million compared to approximately $238 million in the prior year quarter. This is also a 33% decrease from first quarter sales. Excluding acquisitions, sales decreased 38% over the prior year quarter. The sales decrease reflects significant declines in orders from major customers caused by the decrease in capital spending in the telecommunications industry. This decline in orders is a continuation of a trend begun in the first quarter. Sales for the first six months were $394 million compared with $424 million in 2000, a decline of 7%. Excluding acquisitions, sales decreased 13% for the first six months of 2001 compared to the prior comparable period. The business incurred a significant operating loss in the second quarter and six months of 2001 as a result of a charge for excess and obsolete inventory, lower volumes, excess capacity and a higher fixed cost structure.

Corning now expects revenues in photonic technologies to be significantly below 2000 versus original expectations that revenues would increase significantly due to growth in demand for photonic technology devices. Corning is making significant cost and workforce reductions to reflect the lower revenue expectations. The business reduced its workforce through July 31, 2001 by approximately 3,500 employees this year which includes hourly, salaried and temporary positions.

During the second quarter, major customers in the photonic technologies business further reduced their order forecasts and cancelled orders already placed. As a result, management determined that certain products were not likely to be sold in their product life cycle. Corning recorded a provision for excess and obsolete inventory, including estimated purchase commitments, of $273 million ($184 million after tax) in cost of sales in the second quarter of 2001.

Corning will retain inventory on hand and reserved at June 30, 2001 totaling approximately $70 million and dispose of the other inventory reserved. The inventory reserved and retained represents amounts in excess of one year's estimated demand and thus will not likely be sold. As this inventory is for newer product configurations, however, it will be retained so that it can be available if the market improves sooner than anticipated. Corning plans to physically segregate this reserved inventory and in the unlikely event this product is sold, Corning will fully disclose the impact on its margins.

Corning has announced a downsizing of the photonic technologies business and will close three manufacturing facilities by the end of 2001. Those facilities are as follows:

-  Photonic Technologies Benton Park facility in Benton Township, PA,
-  Corning Lasertron's facility in Nashua, NH, and
-  Corning NetOptix's operation in Natick, MA.

In addition, Corning will scale back its photonic technologies operations in Erwin Park, NY and the remainder of its photonic facilities. Other previously announced capacity expansions in the business have been delayed, or postponed until business conditions improve.

Sales in the controls and connectors business decreased 7% to $55 million in the second quarter of 2001 compared to $59 million in the prior year quarter. The decrease was primarily due to weak customer demand, particularly in U.S.
markets. Sales of $115 million for six months were flat compared to six month sales of $116 million in 2000, also due to weak customer demand. Net income from this business was essentially at breakeven in the second quarter compared to 2000 due to lower sales volumes. Six-month net income was up slightly compared to the comparable period in 2000. The business reduced its workforce by approximately 525 employees this year in response to current revenue forecasts.

The optical networking devices business, which is developing wavelength management products and optical switch modules, began making shipments of its wavelength management products to customers in the third quarter of 2000. The business had sales of $10 million in the second quarter of 2001 and $24 million for six months. This business is also seeing some softening in expected demand for its products. Corning is investing significant research and development spending in this business.


-----------------------------------------------------------------------------------------------------------------------------------
Advanced Materials                                                        Three Months Ended                  Six Months Ended
(In millions)                                                                  June 30,                           June 30,
                                                                         2001              2000             2001              2000
-----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                             $    251         $     259         $     533        $     511
Research, development and engineering expenses                        $     28         $      28         $      56        $      54
Interest expense                                                      $      5         $       5         $      10        $      11
Segment earnings before equity earnings                               $     11         $      18         $      37        $      35
     Equity in earnings of associated companies                              7                 6                13               12
                                                                      --------         ---------         ---------        ---------
Segment net income                                                    $     18         $      24         $      50        $      47
                                                                      ========         =========         =========        =========

-----------------------------------------------------------------------------------------------------------------------------------
Segment earnings before equity earnings as a
  percentage of segment sales                                             4.4%              7.0%              6.9%             6.9%
Segment net income as a percentage of segment sales                       7.2%              9.3%              9.4%             9.2%
-----------------------------------------------------------------------------------------------------------------------------------

The Advanced Materials Segment manufactures specialized products with unique applications utilizing glass, glass ceramic and polymer technologies. The largest businesses in this segment are environmental technologies and life sciences.

Advanced Materials Review

Sales in the Advanced Materials Segment decreased slightly in the second quarter of 2001 to $251 million compared to $259 million in the prior year quarter, primarily due to a softening market in the environmental technologies business. Six-month sales for this segment are up somewhat over the comparable period in 2000 primarily due to growth in the semiconductor business offset by the softening market in environmental technologies. Segment net income decreased 25% in the second quarter of 2001 as all businesses, excluding life sciences and ophthalmic glass, experienced declines. Segment net income for six months increased slightly due to an increase in life sciences partially offset by lower margins in environmental technologies.

Sales in the environmental technologies business decreased 7% in the second quarter of 2001 to $96 million compared with $103 million in the prior year period. The sales decline is due to a growing weakness in sales to the automotive industry. Sales in the environmental technologies business for the first six months of 2001 were flat at $204 million compared with $206 million in the comparable period of 2000 as continued strong demand for Corning's thin wall and ultra thin wall products was offset by the downward trend in the North American automotive industry. Earnings for the second quarter and first half of 2001 were down 33% and 20%, respectively, primarily due to start-up costs in South Africa and China, lower sales volumes in the U.S. automotive market and manufacturing inefficiencies related to the introduction of new ultra thin wall products.

Sales in the life sciences business of $69 million in the second quarter of 2001 increased 5% compared to second quarter 2000 sales of $66 million. Six-month sales in 2001 were up 8% to $139 million compared with $129 million in the comparable period of 2000 due to increased volumes of microplates. Earnings in the base business improved in the second quarter and first half of 2001 due to a sales mix shift to higher margin products and fixed cost reductions. However, continued investment in microarrays technology partially offset these improvements resulting in a slight increase for the quarter and year to date compared to the prior year.

Sales in Corning's other Advanced Materials businesses decreased slightly from second quarter 2000 to $86 million in the second quarter of 2001 compared to $90 million in the prior year quarter. The decrease was due to softness in the market for ophthalmic products. Sales for the first six months of 2001 were $190 million compared with $176 million in the comparable period of 2000 for an 8% increase. Excluding the impact of the divestiture of Quanterra in the first quarter of 2000, sales improved 12% for six months. This increase was led by higher sales of high purity fused silica products in the semiconductor materials business. Earnings for the second quarter were flat compared to second quarter 2000 as margins were lower due to production slowdowns. Earnings from these businesses for six months 2001 more than doubled over six months 2000 primarily due to increased volumes in the first quarter partially offset by production slowdowns in the second quarter.


-----------------------------------------------------------------------------------------------------------------------------------
Information Display                                                       Three Months Ended                  Six Months Ended
(In millions)                                                                  June 30,                           June 30,
                                                                         2001              2000             2001              2000
-----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                             $    218         $     216         $     419        $     404
Research, development and engineering expenses                        $      9         $       6         $      19        $      12
Interest expense                                                      $      6         $       5         $      10        $       8
Segment earnings before minority interest
   and equity earnings                                                $     25         $      32         $      46        $      52
     Minority interest in earnings of subsidiaries                          (7)               (7)              (12)             (13)
     Equity in earnings of associated companies                             29                35                54               62
                                                                      --------         ---------         ---------        ---------
Segment net income                                                    $     47         $      60         $      88        $     101
                                                                      ========         =========         =========        =========

-----------------------------------------------------------------------------------------------------------------------------------
Segment earnings before minority interest and
   equity earnings as a percentage of segment sales                      11.5%             14.8%             11.0%            12.9%
Segment net income as a percentage of segment sales                      21.6%             27.8%             21.0%            25.0%
-----------------------------------------------------------------------------------------------------------------------------------

The Information Display Segment manufactures glass panels and funnels for televisions and CRTs (conventional video components), liquid crystal display glass for flat panel display (display technologies) and precision lens assemblies for projection video systems.

Information Display Review

Sales in the Information Display Segment were flat in the second quarter of 2001 at $218 million compared to $216 million in the second quarter 2000, as growth in the display technology and precision lens businesses was offset by lower sales in the conventional video components businesses. Six-month sales were up slightly as sales increases in precision lens and display technologies were offset by lagging sales in the conventional video business. Segment net income in the second quarter and year to date 2001 was down 22% and 13%, respectively, compared to the prior period of 2000 due to decreased margins, higher spending on research and development and lower equity earnings due in part to ownership change.

Sales in the conventional video components business decreased 16% to $73 million in second quarter 2001 compared to $87 million in second quarter 2000 primarily due to competitive pricing pressure and a softening market. These factors also contributed to the 6% decline in sales for the six months ended June 30, 2001 at $159 million compared to $170 million in the comparable period of 2000. Earnings in this business for the quarter decreased 28% from second quarter 2000 as improved margins due to cost reductions were more than offset by lower equity earnings from Samsung Corning Company Ltd., a manufacturer of glass panels and funnels for televisions and display monitors. Year to date earnings in the business decreased 10% compared to the prior year primarily due to lower equity earnings at Samsung Corning.

Sales in the display technologies business in second quarter 2001 increased 14% to $87 million compared to second quarter 2000 sales of $76 million. Volume increases of 45% were somewhat offset by pricing pressure and the impact of the weak yen on translated sales. These factors also contributed to the 9% increase in sales to $149 million for the six months ended June 30, 2001 compared to $137 million for the prior six-month period. Earnings in this business for the quarter were down slightly compared to the same quarter in 2000 primarily due to lower operating margins driven by pricing pressures and increased manufacturing costs due to additional capacity, higher spending in research and development and lower equity earnings at Samsung Corning Precision Glass Company Ltd., a Korean manufacturer of liquid crystal display glass, the result of last year's sale by Samsung Corning of 40% of its interest in Samsung Corning Precision. These factors also contributed to the 12% decrease in earnings for the six months ended June 30, 2001 compared to the prior year six-month period.

Sales in the precision lens business increased 9% to $58 million in second quarter 2001 compared to $53 million in second quarter 2000 as a result of continued volume increases driven by demand for larger size televisions in the entertainment market sector. This volume growth was also responsible for a 14% increase in sales for the six-month period as sales increased to $111 million in 2001 compared with $97 million in 2000. Despite the increases in sales, earnings for the quarter and year to date were lower than 2000 due to start up costs of capacity to be online in the second half of 2001.

(Benefit) Provision for Income Tax

Corning's tax (benefit) provision for the second quarter and six months of 2001 was impacted by the significant impairment charge and amortization of goodwill. Corning's effective tax rate for the second quarter and first six months of 2000 was 53.8% and 49.0%, respectively. Excluding the impact of the impairment of goodwill and other intangibles (which is mostly non-tax deductible), amortization of purchased intangibles and goodwill, purchased IPRD costs, one-time acquisition costs and other nonrecurring items, the effective income tax rate for the quarter and six months ended June 30, 2001, was 32.5%, which is comparable with rates of 32.4% in both periods of 2000.

Liquidity and Capital Resources

In March 2001, Corning filed a universal shelf registration statement with the Securities and Exchange Commission that became effective in the first quarter. The shelf permits the issuance of up to $5 billion of various debt and equity securities.

Corning's working capital decreased from $2,685 million at December 31, 2000 to $2,183 million at June 30, 2001. The ratio of current assets to current liabilities was 2.2 at June 30, 2001 compared to a current ratio of 2.4 at December 31, 2000. The decrease in working capital is due primarily to capital spending. Corning's long-term debt as a percentage of total capital increased from 27% at December 31, 2000 to 39% at June 30, 2001 due to the reduction in shareholders' equity arising from the $4.8 billion impairment charge in the second quarter.

On July 9, 2001, in conjunction with Corning's announcement of the special charges described earlier, Standard and Poor's (S&P) lowered Corning's long-term credit rating from A to A- and its short-term rating from A-1 to A-2. S&P also maintained Corning on Negative Outlook status. The company's ratings from Moody's and Fitch IBCA were unaffected by the announcement, though in both cases the outlook was changed from Stable to Negative. The combined effect of these actions is not material to Corning's liquidity profile.

Commercial paper borrowings outstanding at June 30, 2001 totaled $274 million with a weighted average maturity of 36 days. Corning's commercial paper program is supported by a previously disclosed $2 billion revolving credit facility expiring in 2005. Corning is not in the commercial paper market to fund cash requirements, but rather to maintain a presence in the market.

Corning believes that its financial condition is strong and that its cash, short-term investments, operating cash flows, access to equity capital markets and borrowing capacity, collectively, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and acquisitions.

Cash Flows

Cash and short-term investments at June 30, 2001 decreased from December 31, 2000 by $483 million. This decrease is the result of investing activities which used cash of $1,284 million offset by operating activities which generated cash of $690 million and financing activities which provided cash of $126 million.

Net cash provided by operating activities was $690 million during the six months ended June 30, 2001 compared with cash provided of $505 million for the prior year period. This trend is primarily due to increased operating results after adjustment for depreciation, amortization of purchased intangibles and goodwill along with large noncash charges including the impairment of goodwill and purchased intangibles and the provision for inventory partially offset by a larger investment in working capital during 2001.

Net cash used in investing activities amounted to $1,284 million during the six months ended June 30, 2001 compared with $1,737 million in the prior year period as higher capital spending was more than offset by a decrease in acquisition activity.

Corning continues to invest significant cash in capacity expansions to support growth in operations. Capital spending for the six months ended June 30, 2001 totaled $1,155 million compared to $563 million in the prior year period. As disclosed in the first quarter Form 10-Q, Corning revised its capital spending plan due to the decrease in forecasted revenues and profits for 2001. Corning still expects its capital spending for the full year to be in the range of $2 billion.

Net cash provided by financing activities was $126 million during the six months ended June 30, 2001 compared with cash provided of $2,337 million in the prior year period. The substantial decrease is due primarily to the timing of financing transactions in 2000 that included an equity offering which generated cash proceeds of $2.2 billion and the euro-debt offering which provided an additional $485 million in 2000. These proceeds were largely used to fund acquisitions.

Dividends paid to common shareholders for the second quarter and six months totaled $56 million and $112 million, respectively, compared with $52 million and $102 million in the same periods of 2000. On July 9, 2001, Corning's board of directors announced that the company is discontinuing the payment of dividends on its common stock and will reinvest all cash generated by Corning's businesses in future growth.

In Process Research and Development

On December 12, 2000, Corning completed the acquisition of Pirelli's optical components and devices business based in Milan, Italy. For a complete history of the acquisition see Corning's Form 10-K for 2000. This business had significant research and development projects ongoing at the time of the acquisition and as a result, 12 of these projects were valued as IPRD projects. Those projects included development of submarine products which consisted of pump laser chips and modules as well as gratings. At the time of acquisition Corning recorded non-tax deductible charges of $26 million and $17 million, respectively for the submarine and grating projects.

As part of the downsizing of the photonic technologies business announced on July 9, 2001, Corning will abandon the projects underway related to submarine products and gratings. This action will not have a material impact to cash flow, or the results of operations.

New Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited for transactions initiated after July 1, 2001. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. FAS 142 will be effective for Corning on January 1, 2002. At June 30, 2001 goodwill approximated $1.9 billion. Goodwill amortization was $148 million and $289 million for the three and six months ended June 30, 2001, respectively.

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

The statements in this Form 10-Q which are not historical facts or information are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-  global economic conditions,
-  currency fluctuations,
-  product demand and industry capacity,
-  competitive products and pricing,
-  sufficiency of manufacturing capacity and efficiencies,
-  cost reductions,
-  availability and costs of critical materials,
-  new product development and commercialization,
-  attracting and retaining key personnel,
-  facility expansions and new plant start-up costs,
-  the effect of regulatory and legal developments,
-  capital resource and cash flow activities,
-  capital spending,
-  equity company activities,
-  interest costs,
-  acquisition and divestiture activity,
-  the rate of technology change,
-  the ability to enforce patents,
-  stock price fluctuations, and
-  other risks detailed in Corning's Securities and Exchange Commission filings.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $23 million for its estimated liability for environmental cleanup and litigation at June 30, 2001. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Dow Corning Bankruptcy. Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation. On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The bankruptcy filing stayed the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions. In 1998, Dow Corning and the Tort Claimants Committee engaged in extended negotiations and reached certain compromises. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan). Following a favorable vote from all but four classes of creditors, a hearing to confirm the Joint Plan was held in mid 1999. On November 30, 1999, the Bankruptcy Court entered an order confirming the Joint Plan and indicated that certain written opinions would follow. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. A number of parties opposing the Joint Plan filed appeals on a variety of grounds to the United States District Court for the Eastern District of Michigan. Dow Corning and the Tort Claimants Committee filed a notice of appeal seeking review of the ruling limiting the scope of the shareholder releases. On November 13, 2000, the District Court entered an Order affirming the Bankruptcy Court's November 30, 1999 Order confirming the Joint Amended Plan and reversing the Bankruptcy Court's December 21, 1999 Opinion on the release and injunction provisions. On February 5, 2001, the District Court denied a Motion for Reconsideration. Approximately 20 appeals from the District Court's Order are pending in the Sixth Circuit Court of Appeals, which is expected to rule in late 2001. Further appellate activity, which may include petitions for review by the U.S. Supreme Court, could delay a final judgment until late 2002 or possibly into 2003. After all appeals are exhausted, if the Joint Plan is upheld but the shareholder releases are effective only for those voting in favor of the Joint Plan, Corning would expect to defend any remaining claims against it on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and the state courts as described under the heading Implant Tort Lawsuits immediately hereafter. With respect to the possibility of additional direct or indirect claims against Corning if the full releases are not reinstated in the Joint Plan, management believes that such claims lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.3 billion, subject to the limitations, terms and conditions stated in the Joint Plan. Dow Corning proposes to provide the required funding over the 16 year period through a combination of cash, proceeds from insurance, and cash flow from operations. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and the issuance of senior notes, to its commercial creditors. If and when Dow Corning emerges from bankruptcy, Corning expects to resume the recognition of equity earnings from Dow Corning. Corning does not expect to receive dividends from Dow Corning in the foreseeable future.

Implant Tort Lawsuits. Corning and Dow Chemical, the shareholders of Dow Corning Corporation, have been named in a number of state and federal tort lawsuits alleging injuries arising from Dow Corning's implant products. The claims against the shareholders allege a variety of direct or indirect theories of liability. From 1991 through June 30, 2001, Corning was named in approximately 11,470 state and federal tort lawsuits, some of which were filed as class actions or on behalf of multiple claimants. In 1992, the federal breast implants cases were coordinated for pretrial purposes in the United States District
Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In 1993, Corning obtained an interlocutory order for summary judgment, which was made final in April 1995, dismissing Corning from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. The District Court entered several orders directing that Corning be dismissed from each case pending in or later transferred to the Northern District of Alabama after Dow Corning filed for bankruptcy protection. In state court legislation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. On July 30, 1997, the judgment in California became final when the Supreme Court of California dismissed further review as to Corning. In Louisiana, Corning was awarded summary judgment dismissing all claims by plaintiffs and a cross-claim by Dow Chemical on February 21, 1997. On February 11, 1998, the intermediate appeals court in Louisiana vacated this judgment as premature. The Louisiana cases were transferred to the United States District Court for the Eastern District of Michigan, Southern Division (Michigan Federal Court) to which substantially all breast implant cases were transferred in 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 70 pending cases (including some cases with multiple claimants), in addition to the transferred Louisiana cases. In the fourth quarter of 1997, Corning moved for summary judgment in the Michigan Federal Court to dismiss these remaining cases by plaintiffs as well as the third party complaint and all cross-claims by Dow Chemical. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998, but has not ruled. Based upon the information developed to date and recognizing that the outcome of complex litigation is uncertain, management believes that the risk of a materially adverse result in the implant litigation against Corning is remote and believes the implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Federal securities case. A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. This action is pending in the United States District Court for the Southern District of New York. The class consists of those purchasers of Corning stock in the period from June 14, 1989 to January 13, 1992 who allegedly purchased at inflated prices due to the non-disclosure or concealment of material information and were damaged when Corning's stock price declined in January 1992 after the Food and Drug Administration (FDA) requested a moratorium on Dow Corning's sale of silicone gel implants. No amount of damages is specified in the complaint. In 1997, the Court dismissed the individual defendants from the case. In December 1998, Corning filed a motion for summary judgment requesting that all claims against it be dismissed. Plaintiffs requested the opportunity to take depositions before responding to the motion for summary judgment. The Court permitted limited additional discovery of certain Dow Corning, Corning and Dow Chemical officers and directors. These depositions were completed in the second quarter of 1999. On September 23, 1999, the Court granted in part the request by plaintiffs for certain additional documentary discovery. In April 2000, the District Court ordered two additional depositions, one of which would be that of Dow Corning's former General Counsel. Dow Corning filed a petition with the United States Court of Appeals for the Second Circuit seeking relief from this Order. The Second Circuit ruling is expected in the third quarter of 2001. The discovery process is continuing and the Court has set no schedule to address the still pending summary judgment motion. Corning intends to continue to defend this action vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the possibility of a materially adverse verdict is remote.

Shin Etsu Quartz Products Company. In July 1999 and February 2000, Shin Etsu Quartz Products Company filed two patent suits in Japan against Corning for alleged patent infringement of two patents relating to the properties of fused silica materials used in the optical components of stepper machines. The suits request damages and an injunction preventing sales of infringing products in Japan. Corning has denied infringement, has argued that the patents are invalid or unenforceable, and has filed a separate action to invalidate the second of the two patents. In June 2001, the Japanese court ordered settlement discussions involving both patents in suit. Corning and Shin Etsu are currently involved in these discussions in an effort to reach an amicable resolution. Corning intends to defend these suits vigorously. While recognizing that litigation is inherently uncertain, based upon the information developed to date, management believes that Corning has good defenses to Shin Etsu's claims.

Hereaus Quarzglass GmbH. In July 2001, Hereaus Quarzglass GmbH filed a patent infringement suit in Germany against Corning for alleged patent infringement of a European patent relating to certain properties of fused silica glass used in the optical components of stepper machines. The suit requests damages and for Corning to refrain from importing or selling infringing products in Germany. Since receiving the complaint, Corning is in discussions with Hereaus in an effort to reach an amicable resolution. Management believes that the Hereaus patent is either not infringed or is invalid. Management is prepared to defend this action vigorously and, recognizing that the outcome of litigation is uncertain, believes it has strong defenses to the Hereaus claims.

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

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 240,000 open claims. At the time of its Chapter 11 filing, PCC sought and obtained a temporary restraining order and filed a motion for a preliminary injunction against the prosecution of asbestos actions against its two shareholders to afford the parties a period of time (the "Injunction Period") in which to negotiate a plan of reorganization for PCC. On April 4, 2001, the Bankruptcy Court extended the exclusive period for PCC to file a plan of reorganization (the "Exclusivity Period") until July 9, 2001, and extended the Injunction Period to August 23, 2001. At a July 25, 2001 hearing, the Bankruptcy Court entered an order upon consent of the parties extending the Injunction Period to November 30, 2001 and terminating the Exclusivity Period. Under the terms of the Bankruptcy Court's April 4, 2001 Order, PCC, PPG Industries and Corning will have 90 days following expiration of the Injunction Period to seek removal and transfer of stayed cases that have not been resolved through a plan of reorganization. As a result of PCC's bankruptcy filing, Corning recorded an after tax charge of $36 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products. These cases are stayed pursuant to the injunction of the bankruptcy court. Before PCC filed for bankruptcy protection, Corning was dismissed from similar claims as cases against PCC proceeded to trial. The Chapter 11 filing may lead to additional claims against Corning with related costs of defense, charges and expenses. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld. Management is continuing to investigate Corning's options for defending claims against it, which might include vigorously defending itself on all fronts or exploring a global settlement through the bankruptcy process. It is probable that there will be intensive negotiations throughout the third quarter of 2001 concerning terms of PCC's plan of reorganization, including whether or not Corning and its insurers may participate by making a contribution in exchange for a release. Management cannot estimate the probability that Corning will be able to secure such a release upon terms and conditions satisfactory to Corning and its insurers. The range of cost for these options (net of insurance) cannot be estimated at this time. Although asbestos litigation is inherently difficult, and the outcome of litigation is uncertain, management believes these matters will be resolved without a materially adverse impact on Corning's financial position.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE

          (a) The annual meeting of shareholders of the registrant was held on June 21, 2001.

          (b) The following nominees for the office of director, provided in the registrant's proxy statement dated April 23, 2001 were elected by the following number of shareholder votes for and withheld:

                                                  For           Withheld
                                              -----------       ---------

               James B. Flaws                 808,779,317       7,707,180
               John H. Foster                 809,155,279       7,331,218
               Catherine A. Rein              808,919,340       7,567,157
               William D. Smithburg           808,588,508       7,897,989
               Hansel E. Tookes, II           808,276,156       8,210,344
               Peter F. Volanakis             808,936,033       7,550,464
               Wendell P. Weeks               808,501,610       7,984,887

               The following persons continue as Directors:

               Roger G. Ackerman*
               John Seely Brown
               Gordon Gund
               John M. Hennessy
               James R. Houghton
               John W. Loose
               James J. O'Connor
               Deborah D. Rieman
               H. Onno Ruding

               *Roger Ackerman was elected a Director for a one-year term until the next Annual Meeting by the Board after the shareholders meeting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               No exhibits included in this filing.

          (b)  Reports on Form 8-K

               A report on Form 8-K dated April 18, 2001, was filed in connection with the registrant's realignment of a product line between segments.

               A report on Form 8-K dated April 26, 2001, was filed in connection with the registrant's first quarter results.

Other items under Part II are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CORNING INCORPORATED
                     ----------------------------------------------------------
                                            (Registrant)






  August 3, 2001                         /s/ JAMES B. FLAWS
------------------  -----------------------------------------------------------
       Date                                James B. Flaws
                        Executive Vice President and Chief Financial Officer





  August 3, 2001                       /s/ KATHERINE A. ASBECK
------------------  -----------------------------------------------------------
       Date                              Katherine A. Asbeck
                                Senior Vice President and Controller