Form 10-Q
period 2001-09-30
CORNING INC /NY
filed 2001-10-26
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 2001
                                   ---------------------------------------------

[ ]  TRANSITION   REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF  THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ___________to____________

                          Commission file number 1-3247



                              CORNING INCORPORATED
                                  (Registrant)


                 New York                                16-0393470
------------------------------------------  ------------------------------------
          (State of incorporation)          (I.R.S. Employer Identification No.)


 One Riverfront Plaza, Corning, New York                    14831
------------------------------------------  ------------------------------------
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

945,755,114 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of October 15, 2001.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Index  to  consolidated   financial   statements  of  Corning  Incorporated  and
Subsidiary Companies filed as part of this report:

                                                                        Page
                                                                        ----

Consolidated  Statements of Income for the three and nine months
ended September 30, 2001 and 2000                                         3

Condensed  Consolidated  Balance  Sheets at September  30, 2001
and December 31, 2000                                                     4

Consolidated  Statements  of Cash Flows for the nine months ended
September 30, 2001 and 2000                                               5

Notes to Consolidated Financial Statements                                6


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

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share amounts)


                                                      For the three months ended          For the nine months ended
                                                             September 30,                       September 30,
                                                      --------------------------          -------------------------
                                                          2001           2000                2001           2000
                                                       ---------       ---------          ---------       ---------

Net sales                                              $   1,509       $   1,916          $   5,298       $   5,043
Cost of sales                                                994           1,112              3,438           2,930
                                                       ---------       ---------          ---------       ---------

Gross margin                                                 515             804              1,860           2,113

Operating Expenses
    Selling, general and administrative expenses             267             256                799             714
    Research, development and engineering
      expenses                                               153             141                484             371
    Amortization of purchased intangibles,
      including goodwill                                      48              82                364             144
    Acquisition-related charges                                                                                 140
    Provision for impairment and restructuring               339                              5,111
                                                       ---------       ---------          ---------       ---------

Operating (loss) income                                     (292)            325             (4,898)            744

Interest income                                               15              20                 50              55
Interest expense                                             (37)            (25)              (105)            (78)
Other expense, net                                            (6)                               (27)            (17)
Nonoperating gain                                                                                                 7
                                                       ---------       ---------          ---------       ---------

(Loss) income before income taxes                           (320)            320             (4,980)            711
(Benefit) provision for income taxes                         (60)            111                (29)            303
                                                       ---------       ---------          ---------       ---------

(Loss) income before minority interest and
  equity earnings                                           (260)            209             (4,951)            408
Minority interest in losses (earnings) of subsidiaries         1              (7)               (11)            (17)
Equity in earnings of associated companies                    39              52                119             125
Impairment of equity investment                                                                                 (36)
                                                       ---------       ---------          ---------       ---------

Net (Loss) Income                                      $    (220)      $     254          $  (4,843)      $     480
                                                       =========       =========          =========       =========

Basic (Loss) Earnings Per Share                        $   (0.24)      $    0.29          $   (5.21)      $    0.57
                                                       =========       =========          =========       =========
Diluted (Loss) Earnings Per Share                      $   (0.24)      $    0.28          $   (5.21)      $    0.55
                                                       =========       =========          =========       =========
Dividends Declared                                     $               $    0.06          $    0.12       $    0.18
                                                       =========       =========          =========       =========

Shares used in computing per share amounts:
     Basic earnings per share                                936             877                929             844
                                                       =========       =========          =========       =========
     Diluted earnings per share                              936             907                929             873
                                                       =========       =========          =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)


                                                                                           September 30,         December 31,
                                      ASSETS                                                   2001                  2000
                                      ------                                             ---------------        ---------------
Current Assets
    Cash                                                                                  $      111              $     138
    Short-term investments, at cost, which approximates market value                           1,484                  1,656
    Accounts receivable, net of doubtful accounts and allowances -
      $63/2001; $47/year-end 2000                                                              1,012                  1,489
    Inventories                                                                                  958                  1,040
    Deferred taxes on income and other current assets                                            383                    311
                                                                                          ----------              ---------
         Total current assets                                                                  3,948                  4,634
                                                                                          ----------              ---------

Investments                                                                                      712                    635

Plant and equipment, at cost, net of accumulated depreciation
    $3,308/2001; $2,662/year-end 2000                                                          5,300                  4,679

Goodwill, net of accumulated amortization
    $632/2001; $303/year-end 2000                                                              2,008                  6,779

Other intangible assets, net of accumulated amortization
    $80/2001; $52/year-end 2000                                                                  338                    561

Other assets                                                                                     378                    238
                                                                                          ----------              ---------

Total Assets                                                                              $   12,684              $  17,526
                                                                                          ==========              =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Loans payable                                                                         $      347              $     128
    Accounts payable                                                                             430                    855
    Other accrued liabilities                                                                  1,029                    966
                                                                                          ----------              ---------
         Total current liabilities                                                             1,806                  1,949
                                                                                          ----------              ---------

Long-term debt                                                                                 3,901                  3,966
Deferred taxes on income                                                                                                 61
Other liabilities                                                                                797                    769
Minority interest in subsidiary companies                                                        141                    139
Convertible preferred stock                                                                        8                      9
Common Shareholders' Equity
    Common stock, including excess over par value and other capital -
      Par value $0.50 per share; Shares authorized: 3.8 billion;
      Shares issued: 1.0 billion/2001 and 1.0 billion/year-end 2000                            9,960                  9,512
    (Accumulated deficit) retained earnings                                                   (2,954)                 2,001
    Less cost of 78 million/2001 and 76 million/year-end 2000 shares
      of common stock in treasury                                                               (811)                  (753)
    Accumulated other comprehensive loss                                                        (164)                  (127)
                                                                                          ----------              ---------
         Total common shareholders' equity                                                     6,031                 10,633
                                                                                          ----------              ---------

Total Liabilities and Shareholders' Equity                                                $   12,684              $  17,526
                                                                                          ==========              =========

The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

                                                                                             Nine Months Ended September 30,
                                                                                         --------------------------------------
                                                                                               2001                  2000
                                                                                         ----------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                        $ (4,843)               $   480
   Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of purchased intangibles, including goodwill                                  364                    144
      Depreciation                                                                               476                    374
      Impairment of goodwill and intangible assets                                             4,764
      Provision for restructuring actions, net of cash spent                                     325
      Provision for inventory write-off                                                          273
      Acquisition-related charges                                                                                       140
      Impairment of equity investment                                                                                    36
      Equity in earnings of associated companies in excess of dividends received                 (58)                   (93)
      Minority interest in earnings of subsidiaries in excess of
        (less than) dividends paid                                                                 2                    (84)
      Deferred tax benefit                                                                      (182)                   (99)
      Tax benefit on stock options                                                                41                    291
      Interest expense on convertible debentures                                                  30
      Changes in certain working capital items                                                     2                   (345)
      Other, net                                                                                  30                     32
                                                                                            --------                -------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                             1,224                    876
                                                                                            --------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                       (1,532)                  (976)
   Acquisitions of businesses and leased assets, net of cash acquired                            (66)                (1,261)
   Net proceeds from disposition of properties and investments                                    49                     57
   Net (increase) decrease in long-term investments and other noncurrent assets                  (93)                    33
   Transaction costs related to pooling of interests                                                                    (44)
                                                                                            --------                -------
         NET CASH USED IN INVESTING ACTIVITIES                                                (1,642)                (2,191)
                                                                                            --------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term debt                                             136                   (377)
   Proceeds from issuance of long-term debt                                                       70                    707
   Repayments of long-term debt                                                                  (93)                  (178)
   Proceeds from issuance of common stock                                                        246                  2,344
   Repurchases of common stock for income tax withholding                                        (25)                   (55)
   Dividends paid                                                                               (112)                  (156)
                                                                                            --------                -------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                               222                  2,285
                                                                                            --------                -------

Effect of exchange rates on cash                                                                   6                    (10)
                                                                                            --------                -------
Cash used in discontinued operations                                                              (9)                    (2)
                                                                                            --------                -------
Net (decrease) increase in cash and cash equivalents                                            (199)                   958
Cash and cash equivalents at beginning of year                                                 1,794                    280
                                                                                            --------                -------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                 $  1,595                $ 1,238
                                                                                            ========                =======


The accompanying notes are an integral part of these consolidated financial statements.

CORNING INCORPORATED AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions except per share amounts)

(1)  Information by Operating Segment
     Information about the performance of Corning's three operating segments for the third quarter and first nine months of 2001 and 2000 are presented below. These amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments. Segment net income excludes impairment and amortization of goodwill and other intangibles, restructuring actions, purchased in-process research and development costs, one-time acquisition costs and other nonrecurring items. This measure is not in accordance with generally accepted accounting principles (GAAP) and may not be consistent with measures used by other companies.

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

                                                                    Three months ended              Nine months ended
                                                                       September 30,                  September 30,
                                                                  ----------------------         ----------------------
                                                                     2001         2000             2001          2000
                                                                  ---------     --------         ---------    ---------
         Telecommunications
         Net sales                                                $   1,089     $  1,422         $   3,915    $   3,622
         Research, development and engineering expenses           $     110     $    103         $     366    $     267
         Interest expense                                         $      24     $     16         $      72    $      50
         Segment earnings before minority interest
           and equity earnings                                    $      23     $    203         $     208    $     496
             Minority interest in losses of subsidiaries                                                              3
             Equity in earnings (losses) of associated companies          4                             15           (3)
                                                                  ---------     --------         ---------    ---------
         Segment net income                                       $      27     $    203         $     223    $     496
                                                                  =========     ========         =========    =========

         Advanced Materials
         Net sales                                                $     234     $    253         $     767    $     764
         Research, development and engineering expenses           $      31     $     32         $      87    $      86
         Interest expense                                         $       7     $      4         $      17    $      15
         Segment earnings before equity earnings                  $       2     $     20         $      39    $      55
             Equity in earnings of associated companies                   6            5                19           17
                                                                  ---------     --------         ---------    ---------
         Segment net income                                       $       8     $     25         $      58    $      72
                                                                  =========     ========         =========    =========

         Information Display
         Net sales                                                $     183     $    236         $     602    $     640
         Research, development and engineering expenses           $      12     $      6         $      31    $      18
         Interest expense                                         $       6     $      5         $      16    $      13
         Segment earnings before minority interest and
           equity earnings                                        $      11     $     36         $      57    $      88
             Minority interest in losses (earnings) of
               subsidiaries                                               1           (7)              (11)         (20)
             Equity in earnings of associated companies                  27           45                81          107
                                                                  ---------     --------         ---------    ---------
         Segment net income                                       $      39     $     74         $     127    $     175
                                                                  =========     ========         =========    =========

         Total segments
         Net sales                                                $   1,506     $  1,911         $   5,284    $   5,026
         Research, development and engineering expenses           $     153     $    141         $     484    $     371
         Interest expense                                         $      37     $     25         $     105    $      78
         Segment earnings before minority interest and
           equity earnings                                        $      36     $    259         $     304    $     639
             Minority interest in losses (earnings) of
               subsidiaries                                               1           (7)              (11)         (17)
             Equity in earnings of associated companies                  37           50               115          121
                                                                  ---------     --------         ---------    ---------
         Segment net income                                       $      74     $    302         $     408    $     743
                                                                  =========     ========         =========    =========

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

                                                                Three months ended              Nine months ended
                                                                   September 30,                  September 30,
                                                              ----------------------         ----------------------
                                                                2001          2000             2001         2000
                                                              ---------    ---------         --------     ---------
    Net sales
         Total segment net sales                              $   1,506    $   1,911         $  5,284     $   5,026
         Non-segment net sales (a)                                    3            5               14            17
                                                              ---------    ---------         --------     ---------

           Total net sales                                    $   1,509    $   1,916         $  5,298     $   5,043
                                                              =========    =========         ========     =========


    Net income
         Total segment income (b)                             $      74    $     302         $    408     $     743
             Unallocated items:
         Non-segment loss and other (a)                              (1)          (1)              (4)           (5)
         Nonoperating gain                                                                                        7
         Amortization of purchased intangibles
           and goodwill (c)                                         (48)         (82)            (364)         (144)
         Acquisition-related charges                                                                           (140)
         Interest income (d)                                         15           20               50            54
         Income tax (e)                                              77           13              174            (3)
         Equity in earnings of associated
           companies (a)                                              2            2                4             4
         Impairment of equity investment                                                                        (36)
         Provisions for impairment and restructuring (f)           (339)                       (5,111)
                                                              ---------    ---------         --------     ---------

           Net (loss) income                                  $    (220)   $     254         $ (4,843)    $     480
                                                              =========    =========         ========     =========

     (a)  Includes amounts derived from corporate investments.
     (b)  Includes royalty, interest and dividend income.
     (c) Amortization of purchased intangibles and goodwill relates primarily to the Telecommunications Segment.
     (d)  Corporate interest income is not allocated to reportable segments.
     (e)  Includes tax associated with unallocated items.
     (f) Provisions for impairment and restructuring relates primarily to the Telecommunications Segment.

(2)  Business Combinations
     The transactions listed below were or will be accounted for under the purchase method of accounting. Management is responsible for estimating the fair value of the assets and liabilities acquired. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisitions.

     Lucent Technologies
     -------------------
     On July 24, 2001, Corning announced it had reached an agreement with Lucent Technologies to purchase Lucent's controlling equity interest in Shanghai Fiber Optic Co., Ltd. (56%) and Beijing Fiber Optic Cable Co., Ltd. (68%) for an aggregate purchase price of $225 million in cash. The transaction, subject to certain conditions including government regulatory approval and the approval of the minority equity shareholders, is expected to be completed in the first half of 2002. On August 16, 2001, Corning completed an equity offering of approximately 14 million shares of common stock generating net proceeds to Corning of approximately $225 million which are expected to be used to finance this transaction.

     Tropel
     ------
     On March 16, 2001, Corning completed the acquisition of Tropel Corporation, a manufacturer of precision optics and metrology instruments for the semiconductor and other industries, for approximately $66 million in cash and approximately two million shares of Corning common stock for a total purchase price of approximately $160 million. The excess of the purchase price over the estimated fair value of tangible net assets acquired was allocated to goodwill. Goodwill of approximately $155 million is being amortized on a straight-line basis over 15 years.

(3)  Restructuring Actions
     During the first half of 2001,  Corning  eliminated  4,300  positions  with
     minimal   costs  and  recorded  an  $8  million  ($5  million   after  tax)
     restructuring charge in the second quarter.

     In the third quarter of 2001, Corning approved and began executing formal plans to close three manufacturing facilities in the photonic technologies business and downsize its workforce, primarily in the Telecommunications Segment prior to year end. As a result of these actions, Corning recorded a total charge of $339 million ($222 million after-tax) which includes a restructuring charge of $103 million and a charge to impair property, plant and equipment of $236 million.

     Restructuring Charges
     ---------------------
     The third quarter restructuring charge of $103 million includes $71 million of employee related separation costs (including curtailment losses related to pension and postretirement health care plans) and $32 million in other exit costs (principally lease termination and contract cancellation payments). The plans entail the elimination of approximately 3,700 positions worldwide, comprised of 2,350 hourly employees and 1,350 salaried employees. Employees have been informed of the restructuring initiatives and benefits available to them under applicable benefit plans or related contractual provisions. These benefits include separation, early retirement, and social plan programs. Corning expects to pay approximately $97 million in cash related to these restructuring plans. During the third quarter of 2001, Corning paid employee separation costs of $12 million and other exit costs of $3 million. As of September 30, 2001, approximately 2,500 of the 3,700 employees had been separated under the plans.

     Impairment of Property, Plant and Equipment
     -------------------------------------------
     Corning has evaluated the carrying value of the long-lived assets in the businesses taking restructuring actions. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from that asset are less than the carrying value of the asset. Corning recorded $236 million to impair property, plant and equipment relating to facilities to be shutdown or disposed, primarily in the photonic technologies business. The impairment losses were determined based on the amount by which the carrying value exceeded the fair market value of the asset.

     Subsequent Actions
     ------------------
     In the fourth quarter of 2001, Corning expects to undertake further actions that will result in additional charges in the range of $550 million to $650 million in the fourth quarter. Corning will offer certain employees in the United States a voluntary early retirement program. In addition to the third quarter plant closings, Corning will close or consolidate several other manufacturing locations as well as smaller businesses in the Telecommunications and Advanced Materials Segments. As a result of these actions, Corning expects to eliminate an additional 4,000 positions across the company bringing the total positions eliminated to approximately 12,000 for the full year ended December 31, 2001.

(4)  Impairment of Goodwill and Intangible Assets
     During the first half of 2001, Corning experienced a significant decrease in the rate of growth of its telecommunications segment, primarily in the photonic technologies business, due to a dramatic decline in infrastructure spending in the telecommunications industry. During the second quarter, major customers in the photonic technologies business further reduced their order forecasts and canceled orders already placed. Management now believes that the growth prospects of this business are significantly less than previously expected and those of historical periods.

     Corning reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate the carrying value of the asset may not be recoverable. As a result of the business conditions noted above, Corning concluded such an assessment was required for its photonic technologies business in the second quarter. Corning assesses recoverability of the carrying value based upon cumulative expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations.

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

(5)  Provision for Inventory
     During the second quarter, major customers in the photonic technologies business further reduced their order forecasts and canceled orders already placed. As a result, management determined that certain products were not likely to be sold in their product life cycle. Corning recorded a provision for excess and obsolete inventory, including estimated purchase commitments, of $273 million ($184 million after tax) in cost of sales in the second quarter of 2001.

(6)  (Loss) Earnings Per Common Share
     A reconciliation of the basic and diluted (loss) earnings per share computations for the third quarter and first nine months of 2001 and 2000 are as follows:

                                                                        For the three months ended September 30,
                                                   --------------------------------------------------------------------------------
                                                                    2001                                      2000
                                                   --------------------------------------      ------------------------------------
                                                                  Weighted      Per share                   Weighted      Per share
                                                     Loss      Average Shares    Amount         Income   Average Shares    Amount
                                                   ---------   --------------   ---------       ------   --------------   ---------
         Basic (loss) earnings per share           $   (220)        936          $(0.24)        $ 254           877         $ 0.29
                                                                                 ======                                     ======

         Effect of Dilutive Securities
             Options                                                                                             23
             Convertible preferred stock                                                                          1
             Convertible subordinated notes                                                         1             6
                                                   --------      ------                         -----        ------

         Diluted (loss) earnings per share         $   (220)        936          $(0.24)        $ 255           907         $ 0.28
                                                   ========      ======          ======         =====        ======         ======

                                                                         For the nine months ended September 30,
                                                   --------------------------------------------------------------------------------
                                                                    2001                                      2000
                                                   --------------------------------------      ------------------------------------
                                                                  Weighted      Per share                   Weighted      Per share
                                                     Loss      Average Shares    Amount         Income   Average Shares    Amount
                                                   ---------   --------------   ---------       ------   --------------   ---------

         Basic (loss) earnings per share           $ (4,843)        929          $(5.21)        $ 480           844         $ 0.57
                                                                                 ======                                     ======

         Effect of Dilutive Securities
             Options                                                                                             21
             Convertible preferred stock                                                                          2
             Convertible subordinated notes                                                         3             6
                                                   --------      ------                         -----        ------

         Diluted (loss) earnings per share         $ (4,843)        929          $(5.21)        $ 483           873         $ 0.55
                                                   ========      ======          ======         =====        ======         ======


     Diluted loss per share for the quarter and nine months ended September 30, 2001 exclude potentially dilutive securities due to the anti-dilutive effect they would have had if converted. Those securities consisted of four million and eight million, respectively, of potential common shares from options, and 30 million convertible shares from the subordinated notes, convertible preferred stock and the zero coupon convertible debentures.

     Common dividends of $112 million were declared in the first nine months of 2001. On July 9, 2001, Corning announced it was discontinuing the declaration and payment of future dividends on its common stock. The last dividend paid was on June 29, 2001. Common dividends of $53 million and $155 million were declared in the third quarter and first nine months of 2000.

(7)  (Benefit) Provision for Income Taxes
     Corning's tax benefit for the third quarter and nine months of 2001 was impacted by the significant impairment charges and amortization of goodwill. Corning's effective tax rate for the third quarter and first nine months of 2001 was 18.8% and 0.6%, respectively. Excluding the impact of the impairment of goodwill and other intangibles (which is mostly not tax deductible), amortization of purchased intangibles and goodwill, restructuring actions, purchased in-process research and development, one-time acquisition costs and other nonrecurring items, the effective income tax rate for the third quarter and nine months of 2001 was 32.5%, which is comparable to rates of 32.4% in both periods in 2000.

(8)  Inventories
     Inventories shown on the accompanying balance sheets were comprised of the following:

                                              September 30,       December 31,
                                                  2001                2000
                                               -----------        ------------

         Finished goods                        $    385            $    300
         Work in process                            212                 263
         Raw materials and accessories              240                 377
         Supplies and packing materials             121                 100
                                               --------            --------
         Total inventories                     $    958            $  1,040
                                               ========            ========

(9)  Comprehensive (Loss) Income
     Comprehensive (loss) income, net of tax, for the third quarter and first nine months of 2001 and 2000 is as follows:

                                                                           For the three months             For the nine months
                                                                            ended September 30,             ended September 30,
                                                                       ---------------------------      -------------------------
                                                                          2001              2000           2001            2000
                                                                       -----------       ---------      ----------      ---------

         Net (loss) income                                             $    (220)        $   254        $ (4,843)        $   480
         Other comprehensive (loss) income:
             Foreign currency translation adjustment                         167             (29)              5             (85)
             Unrealized (loss) gain on marketable securities                 (12)            (28)            (27)              8
             Realized gains on securities                                    (14)             (2)            (17)             (7)
             Cumulative effect of adoption of FAS 133                                                          3
             Unrealized derivative losses on cash flow hedges                 (7)                             (7)
             Reclassification adjustments on cash flow hedges                  1                               6
                                                                       ---------         -------        --------         -------

         Total comprehensive (loss) income                             $     (85)        $   195        $ (4,880)        $   396
                                                                       =========         =======        ========         =======

(10) Pittsburgh Corning Corporation
     Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 240,000 open claims. At the time of its Chapter 11 filing, PCC sought and obtained a preliminary injunction against the prosecution of asbestos actions against its two shareholders to afford the parties a period of time (the Injunction Period) in which to negotiate a plan of reorganization for PCC. At a July 25, 2001 hearing, the Bankruptcy Court entered an order upon consent of the parties extending the Injunction Period to November 30, 2001. Under the terms of the Bankruptcy Court's Order, PCC, PPG Industries and Corning will have 90 days following expiration of the Injunction Period to seek removal and transfer of stayed cases that have not been resolved through a plan of reorganization. As a result of PCC's bankruptcy filing, Corning recorded an after tax charge of $36 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products. Before PCC filed for bankruptcy protection, Corning was dismissed from similar claims as cases against PCC proceeded to trial. The Chapter 11 filing may lead to additional claims against Corning with related costs of defense, charges and expenses. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld. Management is continuing to investigate Corning's options for defending claims against it, which might include vigorously defending itself on all fronts or exploring a global settlement through the bankruptcy process. It is probable that there will be intensive negotiations throughout the fourth quarter of 2001 concerning the terms of PCC's plan of reorganization, including whether or not Corning and its insurers may participate by making a contribution in exchange for a release. Management cannot estimate the probability that Corning will be able to secure such a release upon terms and conditions satisfactory to Corning and its insurers. The range of cost for these options (net of insurance) cannot be estimated at this time. Although asbestos litigation is inherently difficult, and the outcome of litigation is uncertain, management believes these matters will be resolved without a materially adverse impact on Corning's financial position.

(11) Dow Corning Corporation
     Corning and The Dow Chemical Company (Dow Chemical) each own 50% of the common stock of Dow Corning Corporation (Dow Corning), a manufacturer of silicones.

     On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code. At that time, Corning management believed it was impossible to predict if and when Dow Corning would successfully emerge from Chapter 11 proceedings. As a result, Corning recorded an after tax charge of $366 million to fully reserve its investment in Dow Corning and discontinued recognition of equity earnings from Dow Corning in 1995. The bankruptcy proceeding is pending in the United States Bankruptcy Court for the Eastern District of Michigan, Northern Division (Bay City, Michigan). The bankruptcy filing stayed the prosecution against Dow Corning of approximately 19,000 breast-implant product liability lawsuits, including 45 class actions. In 1998, Dow Corning and the Tort Claimants Committee engaged in extended negotiations and reached certain compromises. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan) which was confirmed by the Bankruptcy Court on November 30, 1999.

     On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. On November 13, 2000, the District Court entered an Order reversing the Bankruptcy Court's December 21, 1999 Opinion on the release and injunction provisions and confirmed the Joint Plan. On October 23, 2001, the U.S. Court of Appeals for the Sixth Circuit heard oral arguments on appeals taken by foreign claimants, the U.S. government and certain tort claimants from the District Court's order. The Court of Appeals reserved decision. Further appellate activity, which may include petitions for review by the U.S. Supreme Court, could delay a final judgment until late 2002, or possibly into 2003. After all appeals are exhausted, if the Joint Plan is upheld but the shareholder releases are effective only for those voting in favor of the Joint Plan, Corning would expect to defend any remaining claims against it (and any new claims) on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and the state courts as described under the heading Implant Tort Lawsuits in Part II,
     Item 1, Legal Proceedings. Management believes that such claims lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

     Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.3 billion, subject to the limitations, terms and conditions stated in the Joint Plan. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and the issuance of senior notes, to its commercial creditors. The commercial creditors have contested the Bankruptcy Court's disallowance of their claims for post-petition interest at default rates of interest, and have appealed to the District Court. While the amounts at issue on this appeal are subject to a variety of contingencies, it is possible that the aggregate claim exceeds $100 million. Dow Corning is vigorously contesting the appeal. If and when Dow Corning emerges from bankruptcy, Corning expects to resume the recognition of equity earnings from Dow Corning. Corning does not expect to receive dividends from Dow Corning in the foreseeable future.

(12) Adoption of New Accounting Standard - Derivative Financial Instruments - FAS 133
     Effective January 1, 2001, Corning adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) as amended by FAS No. 137 and FAS No. 138. FAS 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in net earnings or shareholders' equity, as a component of other comprehensive income, depending on whether the derivative is being used to hedge changes in fair value or cash flows. Changes in fair value of ineffective portions of hedges are recognized in earnings in the current period. The adoption of FAS 133 as of January 1, 2001, resulted in a cumulative after-tax credit to comprehensive income of $3 million. For the nine months ended September 30, 2001, after-tax income under $1 million was recorded in other expense, net for the ineffective portion of cash flow hedges.

ITEM 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

Consolidated net sales totaled $1.5 billion for the third quarter of 2001, a decrease of 21% over sales of $1.9 billion in the prior year quarter. Sales declines occurred in all operating segments in the third quarter, but were most pronounced in the Telecommunications Segment. Consolidated net sales for the first nine months of 2001 were $5.3 billion, an increase of 5% over the comparable period of 2000. The Telecommunications Segment drove the increase with sales growth of 8% over the prior year. Excluding acquisitions, net sales for nine months increased 1% compared to 2000.

Corning reported a net loss of $220 million in the third quarter of 2001 compared to net income of $254 million in the prior year quarter. Diluted loss per share was $0.24 compared to diluted earnings per share of $0.28 in the third quarter of 2000. The net loss for the first nine months of 2001 was $4,843 million compared with net income of $480 million in 2000. Diluted loss per share for the first nine months of 2001 was $5.21 per share compared to diluted earnings per share of $0.55 in 2000.

Corning's results for the third quarter were impacted by restructuring actions of $339 million ($222 million after tax) which included charges for headcount reduction, exit costs and impairment of property, plant and equipment. Further discussion of the restructuring actions is provided in Restructuring Actions beginning on page 14.

The year to date loss is largely attributable to a charge of approximately $4.8 billion ($4.7 billion after tax) in the second quarter to impair goodwill and certain other intangible assets of the photonic technologies business. Further discussion of the business conditions leading to the impairment charge and measurement of the charge is provided in Impairment of Goodwill and Intangible Assets on page 16. Year to date results were also affected by charges for restructuring actions of $347 million ($227 million after tax) and a charge of $273 million ($184 million after tax) in the second quarter to write-off excess and obsolete inventory in the photonic technologies business. This charge is discussed in Operating Segments on page 18.

Results for the first nine months of 2000 were impacted by the following nonrecurring items:

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

Amortization of purchased intangibles and goodwill totaled $48 million ($83 million after tax) and $364 million ($337 million after tax) in the third quarter and nine months of 2001 respectively, compared to $82 million ($63 million after tax) and $144 million ($144 million after tax) in the third quarter and first nine months of 2000, respectively. The increase in year to date amortization relates to purchase business combinations in the Telecommunications Segment completed in 2000. The second quarter impairment of goodwill and other intangible assets has reduced quarterly pre-tax amortization of purchased intangibles and goodwill charges.

Corning believes comparing its operating results on a pro forma basis excluding impairment and amortization of purchased intangibles and goodwill, restructuring actions and nonrecurring items provides a better understanding of the changes in its operating results. This measure is not in accordance with, or an alternative for, generally accepted accounting principles (GAAP) and may not be consistent with measures used by other companies. Corning's pro forma results include the charge to write-off excess and obsolete inventory in the photonic technologies business.

Pro forma net income is calculated from net (loss) income as follows (after tax and in millions):

                                                                             Three Months Ended            Nine Months Ended
                                                                                September 30,                 September 30,
                                                                          -----------------------       -----------------------
                                                                              2001         2000            2001         2000
                                                                          -----------   ---------       -----------   ---------


Net income                                                                $     (220)   $    254        $   (4,843)   $    480
     Impairment of goodwill and restructuring                                    222                         4,948
     Amortization of purchased intangibles, including goodwill                    83          63               337         144
     In-process research and development charges                                                                            77
     Other acquisition-related charges                                                                                      43
     Nonoperating gain                                                                                                      (4)
     Impairment of equity investment                                                                                        36
                                                                          ----------    --------        ----------    --------

Pro forma net income                                                      $       85    $    317        $      442    $    776
                                                                          ==========    ========        ==========    ========

Pro forma diluted earnings per share                                      $     0.09    $   0.35        $     0.47    $   0.89
                                                                          ==========    ========        ==========    ========


The third quarter and nine months pro forma earnings results reflect declines in the performance of all three operating segments.

Outlook

Over the course of the first nine months of 2001, Corning's outlook has declined significantly, particularly in the third quarter, due to a substantial reduction in capital spending in the telecommunications industry and the general softening of the U.S. economy. Corning's management believes the telecommunications industry may not show signs of improvement until late 2002, or 2003. Following the 21% decline in the third quarter sales, Corning expects fourth quarter sales to be in the range of $1 billion or down about 50% compared to the prior year period. Therefore, Corning expects pro forma earnings per share to decrease significantly from last year and also anticipates a pro forma loss of $0.20 to $0.25 per share in the fourth quarter. Corning also expects to record a fourth quarter pre-tax restructuring charge in the range of $550 million to $650 million . Corning has taken steps to reduce costs in light of anticipated lower revenues and those actions are described in Restructuring Actions below. In addition to restructuring activities, operating actions taken include the following:

- Corning will idle the majority of its worldwide optical fiber manufacturing capacity in the fourth quarter beginning in late October with production to resume in 2002 when demand improves.
- Corning decreased its capital spending forecast for 2001 to a range of $1.7 to $1.8 billion and has reduced planned capital spending in 2002 to approximately $700 million. The 2002 plan anticipates that all expansion projects in the Telecommunications Segment are on hold indefinitely.
- Corning's research and development spending in 2001 will be approximately $650 million to $675 million, a decrease from an anticipated $700 million.

Corning continues to believe in the long term demand for bandwidth, optical transparency and the future of the all-optical network. It is the foundation of Corning's optical layer strategy. Therefore, Corning is still committed to invest in new product development, targeted capacity expansion and external growth.

Restructuring Actions
Corning has approved and begun executing several restructuring activities throughout the year. These activities and the charges relating to them are described below.

Q3 Actions
----------

Actions approved and undertaken in the third quarter related primarily to the Telecommunications Segment and included the following:
- Closing of three manufacturing facilities in the photonic technologies business resulting in the elimination of approximately 800 positions. The plants were closed at the end of the third quarter.
- Elimination of approximately 2,900 positions worldwide in the fiber and cable business. This action included a voluntary early retirement program for certain employees.

As a result of these actions, Corning recorded a total charge of $339 million ($222 million after tax) which includes a restructuring charge of $103 million and a charge to impair property, plant and equipment of $236 million.

     Restructuring Charges
     ---------------------
     The third quarter restructuring charge of $103 million includes $71 million of employee related separation costs (including curtailment losses related to pension and postretirement health care plans) and $32 million in other exit costs (principally lease termination and contract cancellation payments). The plans entail the elimination of approximately 3,700 positions in the Telecommunications Segment, comprised of 2,350 hourly employees and 1,350 salaried employees primarily in the U.S. Employees have been informed of the restructuring initiatives and benefits available to them under applicable benefit plans or related contractual provisions. These benefits include separation, early retirement, and social programs. Corning expects to pay approximately $97 million in cash related to these restructuring plans. During the third quarter of 2001, Corning paid employee separation costs of $12 million and other exit costs of $3 million. As of September 30, 2001, approximately 2,500 of the 3,700 employees had been separated under the plans.

     Impairment of Property, Plant and Equipment
     -------------------------------------------
     Corning has evaluated the carrying value of the long-lived assets in the businesses taking restructuring actions. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from that asset are less than the carrying value of the asset. Corning recorded $236 million to impair property, plant and equipment relating to facilities to be shutdown or disposed, primarily in the photonic technologies business. The impairment charges were determined based on the amount by which the carrying value exceeded the fair market value of the asset.

Earlier Actions
---------------
In the first quarter, Corning reduced its workforce by approximately 3,300 permanent and temporary employees, primarily in the photonic technologies and hardware and equipment businesses. These workforce reductions comprised mostly hourly production workers and resulted in minimal severance charges. In April, Corning completed an additional workforce reduction of approximately 1,000 positions in photonic technologies, including both hourly and salaried employees. The second quarter reductions resulted in the restructuring charge of $8 million ($5 million after tax).

Q4 Actions
----------
On October 3, 2001, Corning announced that it will take further actions in the fourth quarter. These actions include:
- Closing or consolidating several manufacturing locations as well as smaller businesses in the Telecommunications and Advanced Materials Segments.
- Discontinuing its initiative in Corning Microarray Technology products, part of Corning's life sciences business.
- Reducing headcount across all businesses, research and staff organizations to reduce operating expense in line with reduced revenue expectations. Corning will offer certain employees a voluntary retirement incentive.

These actions will result in an additional headcount reduction of 4,000 and pre-tax charges in the range of $550 to $650 million. Corning will continue to review its internal cost structure and monitor industry trends which may result in additional cost improvement measures.

In summary, Corning's restructuring actions are expected to total up to $1 billion in pre-tax charges for the year ended December 31, 2001. Approximately one third of this total charge is expected to be paid in cash. The total number of positions expected to be eliminated across the company by year end is 12,000.

Corning expects to begin to realize savings related to these headcount reductions in late 2001 with estimated ongoing annual net savings expected to grow in 2002 to approximately $400 million (pre-tax). These savings are expected to be realized as reductions in cost of sales, research and development and selling, general and administrative expenses.

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

Operating Segments

Corning groups its products into three operating segments: Telecommunications, Advanced Materials and Information Display. Corning includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income. Information about the performance of Corning's three operating segments for the third quarter and first nine months of 2001 and 2000 are presented below. These amounts do not include revenues, expenses and equity earnings not specifically identifiable to segments. Segment net income excludes impairment and amortization of purchased intangibles and goodwill, restructuring actions, purchased IPRD costs, one-time acquisition costs, and other nonrecurring items. Note 1 to the consolidated financial statements includes a reconciliation of segment results to Corning's net income. This measure is not in accordance with GAAP and may not be consistent with measures used by other companies.

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

-----------------------------------------------------------------------------------------------------------------------------------
Telecommunications                                                        Three Months Ended                  Nine Months Ended
(In millions)                                                                September 30,                      September 30,
                                                                         2001              2000             2001              2000
-----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                             $  1,089         $   1,422         $   3,915        $   3,622
Research, development and engineering expenses                        $    110         $     103         $     366        $     267
Interest expense                                                      $     24         $      16         $      72        $      50
Segment earnings before minority interest
   and equity earnings                                                $     23         $     203         $     208        $     496
     Minority interest in losses of subsidiaries                                                                                  3
     Equity in earnings (losses) of associated companies                     4                                  15               (3)
                                                                      --------         ---------         ---------        ---------
Segment net income                                                    $     27         $     203         $     223        $     496
                                                                      ========         =========         =========        =========

-----------------------------------------------------------------------------------------------------------------------------------
Segment earnings before minority interest and
   equity earnings as a percentage of segment sales                       2.1%             14.3%              5.3%            13.7%
Segment net income as a percentage of segment sales                       2.5%             14.3%              5.7%            13.7%
-----------------------------------------------------------------------------------------------------------------------------------

The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment and photonic modules and components for the worldwide telecommunications industry.

Sales in the Telecommunications Segment decreased 23% over the third quarter of 2000 to approximately $1.1 billion compared to $1.4 billion in the prior year quarter. The sales decline in the segment was primarily due to volume decreases in the photonic technologies and hardware and equipment businesses. Sales for nine-months increased 8% to $3.9 billion as volume gains in the fiber and cable business were offset by loss of volume in photonic technologies and hardware and equipment. Excluding acquisitions, sales were flat for the nine months ended September 30, 2001 compared to the prior year period. Segment net income declined 87% to $27 million in third quarter 2001 compared to $203 million in third quarter 2000 due to a loss in photonic technologies and lower earnings in the hardware and equipment business. Segment net income for nine months declined 55% to $223 million compared to $496 million in 2000 as performance gains in fiber and cable were offset by significant losses in photonic technologies and lower performance in hardware and equipment. Segment net income for nine months includes a charge of $273 million ($184 million after tax) to write-off excess and obsolete inventory primarily in the photonic technologies business.

Sales in the fiber and cable business decreased 2% in the third quarter of 2001 to $779 million compared with $795 million in the prior year quarter. Corning has experienced declining volume in all of its fiber and cable product lines. This decline is most pronounced for premium fiber and cable products, including Corning's LEAF(R) and MetroCor(TM) optical fiber which declined to approximately 10% of total volume. The volume decreases were offset in part by increases in the undersea cable business due to one contract for which shipments in the third quarter were significant. The average price for Corning's optical fiber and cable products was relatively stable in comparison with last year's third quarter.

Sales in the fiber and cable business increased 30% to $2,593 million for the first nine months of 2001 compared to $1,996 million in the prior year period of 2000. The increase in sales resulted primarily from the impact of acquisitions and volume gains in single-mode fiber. Excluding acquisitions, sales in the fiber and cable business increased 23% year to date over 2000. The average price for optical fiber and cable products remained stable in comparison with last year's first nine months as a change in mix of customers more than offset a lower mix of premium products. Premium fiber as a percentage of total fiber demand was approximately 25% for the nine months ended September 30, 2001, although declining significantly after the first quarter.

Net income from the fiber and cable business was down modestly in the third quarter of 2001 compared to the prior year period reflecting volume declines on premium products. Net income for nine months was up over 50% due to overall volume growth in the first half of the year. Fiber demand slowed significantly in September. In response, Corning will idle all its fiber manufacturing operations and portions of its cable manufacturing facilities in the fourth quarter. This business is expected to incur a significant loss in the fourth quarter. In October, Corning announced it has proposed closing its optical fiber operations in Deeside, North Wales.

Sales in the telecommunications hardware and equipment business decreased 35% in the third quarter of 2001 to $187 million compared with $288 million in the prior year quarter. Excluding acquisitions, third quarter 2001 sales decreased 38% compared to the prior year quarter. The decrease resulted primarily from lower volumes in all existing product lines and an approximate 50% decrease in revenues at Gilbert Engineering due to growing weakness in cable television industry spending. Sales for nine months of 2001 declined 11% as sales decreased from $747 million in 2000 to $666 million in 2001. Excluding acquisitions, sales decreased 22% for the nine months ended September 30, 2001 versus the comparable prior year period. Overall, the business incurred a small loss for the quarter and a significant decrease in net income for nine months, primarily due to the loss of volume at Gilbert Engineering.

Sales in the photonic technologies business decreased 75% in the third quarter of 2001 to $69 million compared to approximately $273 million in the prior year quarter. This is also a 56% decrease from second quarter sales. The sales decrease reflects significant declines in orders from major customers caused by the decrease in capital spending in the telecommunications industry. This decline in orders is a continuation of a trend begun in the first quarter. Sales for the first nine months were $463 million compared with $697 million in 2000, a decline of 34%. The business incurred a significant operating loss in the third quarter and nine months of 2001 as a result of lower volumes, excess capacity, a higher fixed cost structure and a second quarter charge for excess and obsolete inventory. Corning expects fourth quarter sales and earnings to approximate third quarter results.

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

Corning has announced a downsizing of the photonic technologies business and will close four manufacturing facilities by the end of 2001. Those facilities are as follows:

-    Photonic Technologies Benton Park facility in Benton Township, PA,
-    Corning Lasertron's facility in Nashua, NH,
-    Corning NetOptix's operation in Natick, MA, and
-    Photonic   Technologies   manufacturing   and  development   operations  in
     Henrietta, N.Y.

In addition, Corning will scale back its photonic technologies operations in Erwin Park, NY and the remainder of its photonic facilities. Corning is making significant cost and workforce reductions to reflect the lower revenue expectations.

During the third quarter, Corning learned of potential issues with certain products sold by the photonic technologies business which included components purchased from other suppliers. Corning is studying the issues and evaluating what actions, if any, may be necessary to address these matters. It is possible that the outcome of this evaluation will result in charges in future periods.

Sales in the controls and connectors business decreased 23% to $47 million in the third quarter of 2001 compared to $61 million in the prior year quarter. The decrease was primarily due to weak customer demand, particularly in U.S.
markets. Sales of $162 million for nine months were down 8% compared to nine month sales of $177 million in 2000, also due to weak customer demand. The business incurred a small loss in the third quarter compared to a small profit in 2000 mainly due to lower sales volumes. Nine-month net income was relatively flat compared to the same period in 2000.

The optical networking devices business, which is developing wavelength management products and optical switch modules, began making shipments of its wavelength management products to customers in the third quarter of 2000. The business had sales of $7 million in the third quarter of 2001 and $31 million for nine months. This business is also seeing some softening in expected demand for its products. Corning is investing significant research and development spending in this business.


-----------------------------------------------------------------------------------------------------------------------------------
Advanced Materials                                                        Three Months Ended                  Nine Months Ended
(In millions)                                                                September 30,                      September 30,
                                                                         2001              2000             2001              2000
-----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                             $    234         $     253         $     767        $     764
Research, development and engineering expenses                        $     31         $      32         $      87        $      86
Interest expense                                                      $      7         $       4         $      17        $      15
Segment earnings before equity earnings                               $      2         $      20         $      39        $      55
     Equity in earnings of associated companies                              6                 5                19               17
                                                                      --------         ---------         ---------        ---------
Segment net income                                                    $      8         $      25         $      58        $      72
                                                                      ========         =========         =========        =========

-----------------------------------------------------------------------------------------------------------------------------------
Segment earnings before equity earnings as a
  percentage of segment sales                                             0.9%              7.9%              5.1%             7.2%
Segment net income as a percentage of segment sales                       3.4%              9.9%              7.6%             9.4%
-----------------------------------------------------------------------------------------------------------------------------------

The Advanced Materials Segment manufactures specialized products with unique applications utilizing glass, glass ceramic and polymer technologies. The largest businesses in this segment are environmental technologies and life sciences.

Sales in the Advanced Materials Segment decreased 8% in the third quarter of 2001 to $234 million compared to $253 million in the prior year quarter, primarily due to a softening market in the environmental technologies and specialty materials businesses. Nine-month sales for this segment are flat compared to the same period in 2000 primarily due to growth in the semiconductor business offset by the softening market in environmental technologies. Segment net income decreased 68% in the third quarter and 19% for nine months of 2001 as all businesses, excluding life sciences, experienced declines.

Sales in the environmental technologies business decreased 11% in the third quarter of 2001 to $90 million compared with $101 million in the prior year period. The third quarter sales decline is due to a growing weakness in sales to the automotive industry which began with softness in North American markets but extended to global markets at the end of the third quarter. Sales in the environmental technologies business for the first nine months of 2001 were down slightly at $294 million compared with $307 million in the comparable period of 2000 as continued strong demand for Corning's thin wall and ultra thin wall products was offset by the downward trend in the automotive industry. Earnings for the third quarter and first nine months of 2001 were down approximately 50% and 30%, respectively, primarily due to start-up costs in South Africa and China, lower sales volumes in the worldwide automotive market and manufacturing inefficiencies related to the introduction of new ultra thin wall products.

Sales in the life sciences business of $65 million in the third quarter of 2001 increased slightly compared to third quarter 2000 sales of $62 million. Nine-month sales in 2001 were up 7% to $204 million compared with $191 million in the comparable period of 2000 due to increased volumes of microplates. Earnings in the base business continued to improve in the third quarter and first nine months of 2001 due to a sales mix shift to higher margin products and fixed cost reductions. However, continued investment in microarrays technology partially offset these improvements resulting in a slight increase in earnings for the quarter and year to date compared to the prior year. On October 18, 2001, Corning announced the discontinuation of its initiative in microarray technology products.

Sales in Corning's other Advanced Materials businesses decreased slightly from third quarter 2000 to $79 million in the third quarter of 2001 compared to $90 million in the prior year quarter. The decrease was due to softness in the market for ophthalmic products and high purity fused silica. Sales for the first nine months of 2001 were flat at $269 million compared with $266 million in the comparable period of 2000. Earnings for the third quarter were flat compared to third quarter 2000 as margins were lower due to production slowdowns. Earnings from these businesses for nine months of 2001 were down approximately 50% over nine months of 2000 primarily due to decreased volumes and production slowdowns in the second and third quarter.


-----------------------------------------------------------------------------------------------------------------------------------
Information Display                                                       Three Months Ended                  Nine Months Ended
(In millions)                                                                September 30,                      September 30,
                                                                         2001              2000             2001              2000
-----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                             $    183         $     236         $     602        $     640
Research, development and engineering expenses                        $     12         $       6         $      31        $      18
Interest expense                                                      $      6         $       5         $      16        $      13
Segment earnings before minority interest
   and equity earnings                                                $     11         $      36         $      57        $      88
     Minority interest in earnings of subsidiaries                           1                (7)              (11)             (20)
     Equity in earnings of associated companies                             27                45                81              107
                                                                      --------         ---------         ---------        ---------
Segment net income                                                    $     39         $      74         $     127        $     175
                                                                      ========         =========         =========        =========

-----------------------------------------------------------------------------------------------------------------------------------
Segment earnings before minority interest and
   equity earnings as a percentage of segment sales                       6.0%             15.3%              9.5%            13.8%
Segment net income as a percentage of segment sales                      21.3%             31.4%             21.1%            27.3%
-----------------------------------------------------------------------------------------------------------------------------------

The Information Display Segment manufactures glass panels and funnels for televisions and CRTs (conventional video components), liquid crystal display glass for flat panel display (display technologies) and precision lens assemblies for projection video systems.

Sales in the Information Display Segment decreased 22% in the third quarter of 2001 to $183 million compared to $236 million in the third quarter of 2000, as all businesses in this segment experienced sales declines or remained flat. Nine-month sales were down 6% as sales increases in precision lens and display technologies were offset by lower sales in the conventional video business. Segment net income in the third quarter and year to date 2001 was down 47% and 27%, respectively, compared to the prior periods of 2000 due to decreased margins, higher spending on research and development and lower equity earnings due in part to ownership change.

Sales in the conventional video components business decreased 50% to $47 million in third quarter 2001 compared to $94 million in third quarter 2000 primarily due to competitive pricing pressure and a softening market. These factors also contributed to the 22% decline in sales to $206 million for the nine months ended September 30, 2001 compared to $264 million in the comparable period of 2000. Earnings for the quarter were less than 50% of earnings in third quarter 2000 as margins declined due to plant shutdowns and lower equity earnings from Samsung Corning Company Ltd., a manufacturer of glass panels and funnels for televisions and display monitors. Year to date earnings decreased over 30% compared to the prior year primarily due to weak demand and lower equity earnings at Samsung Corning.

Sales in the display technologies business in third quarter 2001 decreased 10% to $79 million compared to third quarter 2000 sales of $88 million. Corning now anticipates its total volume growth of liquid crystal display glass will be approximately 25%, which is down from previous expectations of 35%, but in line with overall market growth. However, a significant shift in customer demand from Japan to Korea caused volume to increase approximately 30% at Samsung Corning Precision Glass Company Ltd., an equity affiliate and Korean manufacturer of liquid crystal display glass, and 5% in the consolidated business. This volume growth, when offset by the impact of currency translation and price declines resulted in the year to year sales decline of approximately 10%. These dynamics also contributed to flat sales of $228 million for the nine months ended September 30, 2001 compared to $225 million for the prior nine-month period. Earnings for the quarter and nine months ended September 30, 2001 were down over 40% and 20%, respectively, compared to the same periods in 2000 primarily due to lower operating margins driven by pricing pressures and increased manufacturing costs due to additional capacity, higher spending in research and development and lower equity earnings at Samsung Corning Precision. Lower equity earnings are also due to last year's sale by Samsung Corning of 40% of its interest in Samsung Corning Precision.

Sales in the precision lens business increased 5% to $57 million in third quarter 2001 compared to $54 million in third quarter 2000 as a result of continued volume increases driven by demand for larger size televisions in the entertainment market sector. This volume growth was also responsible for a 11% increase in sales for the nine-month period as sales increased to $168 million in 2001 compared with $151 million in 2000. Despite the increases in sales, earnings for the quarter and year to date were lower than 2000 due to start up costs of new capacity. Consumer spending slowed and projection TV makers adjusted inventory levels at the end of the third quarter. This business started to experience lower sales in September and is expecting weakness to continue into the fourth quarter as a result of the weak U.S. economy.

(Benefit) Provision for Income Tax

Corning's tax benefit for the third quarter and nine months of 2001 was impacted by the significant impairment charges and amortization of goodwill. Corning's effective tax rate for the third quarter and first nine months of 2001 was 18.8% and 0.6%, respectively. Excluding the impact of the impairment of goodwill and other intangibles (which is mostly non-tax deductible), amortization of purchased intangibles and goodwill, restructuring actions, purchased IPRD costs, one-time acquisition costs and other nonrecurring items, the effective income tax rate for the quarter and nine months ended September 30, 2001, was 32.5%, which is comparable with rates of 32.4% in both periods of 2000.

Liquidity and Capital Resources

In March 2001, Corning filed a universal shelf registration statement with the Securities and Exchange Commission that became effective in the first quarter. The shelf permits the issuance of up to $5 billion of various debt and equity securities. As of September 30, 2001, Corning's remaining capacity was $4,775 million.

Corning's working capital decreased from $2,685 million at December 31, 2000 to $2,142 million at September 30, 2001. The ratio of current assets to current liabilities was 2.2 at September 30, 2001 compared to a current ratio of 2.4 at December 31, 2000. The decrease in working capital is due to cash used for capital spending, lower inventories and an increase in loans payable. Corning's long-term debt as a percentage of total capital increased from 27% at December 31, 2000 to 39% at September 30, 2001 due to the reduction in shareholders' equity arising from losses this year.

On August 16, 2001,  Corning  completed an equity offering of  approximately  14 million shares of common stock generating net proceeds to Corning of approximately $225 million. The proceeds will be used to finance the previously announced acquisition of Lucent Technologies' controlling equity interests in Shanghai Fiber Optic Co., Ltd. and Beijing Fiber Optic Cable Co., Ltd. expected to close in the first half of 2002.

Since June 30, 2001, Corning's credit ratings for both long and short term debt were downgraded by Standard & Poor's (S&P), Moody's and Fitch. S&P also placed Corning on Credit Watch with negative implications. Despite the downgrades, Corning's credit ratings remain at investment grade levels. As Corning's long term debt is at fixed interest rates, the downgrades will not impact interest expense. Further downgrades could increase borrowing costs and affect Corning's ability to access the commercial paper market on a consistent basis.

Commercial paper borrowings outstanding at September 30, 2001 totaled $174 million with a weighted average maturity of 24 days. Corning's commercial paper program is supported by a previously disclosed $2 billion revolving credit facility expiring in 2005. Corning has not borrowed against this line of credit. This agreement contains one financial covenant requiring Corning's total debt to total capacity ratio, as defined, to be no more than 60%. At September 30, 2001, this ratio was 41.6%. Corning's debt could increase approximately $4 billion within the constraints of this provision.

Corning believes that its financial condition is strong and that its cash, short-term investments, operating cash flows, access to capital markets and borrowing capacity, collectively, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and acquisitions.

Cash Flows

Cash and short-term investments at September 30, 2001 decreased from December 31, 2000 by $199 million. This decrease is the result of investing activities which used cash of $1,642 million offset by operating activities which generated cash of $1,224 million and financing activities which provided cash of $222 million.

Net cash provided by operating activities was $1,224 million during the nine months ended September 30, 2001 compared with cash provided of $876 million for the prior year period. This trend is primarily due to increased operating results after adjustment for depreciation, amortization of purchased intangibles and goodwill along with large noncash charges including the impairment of goodwill and purchased intangibles, restructuring actions and the provision for inventory.

Net cash used in investing activities amounted to $1,642 million during the nine months ended September 30, 2001 compared with $2,191 million in the prior year period as higher capital spending was more than offset by a decrease in acquisition activity.

Capital spending for the nine months ended September 30, 2001 totaled $1,532 million compared to $976 million in the prior year period. Capital expenditures for the third quarter were $377 million compared to $413 million in the prior year. Corning revised its capital spending plan due to the decrease in forecasted revenues and profits. Corning now expects capital spending for the full year 2001 to be in the range of $1.7 to $1.8 billion and to decrease to approximately $700 million in 2002. The 2002 plan anticipates that all expansion projects in the Telecommunications Segment are on hold indefinitely.

Net cash provided by financing activities was $222 million during the nine months ended September 30, 2001 compared with cash provided of $2,285 million in the prior year period. The substantial decrease is due primarily to the timing of financing transactions in 2000 that included an equity offering which generated cash proceeds of $2.2 billion and the euro-debt offering which provided an additional $485 million in 2000. These proceeds were largely used to fund acquisitions.

Dividends paid to common shareholders for the nine months totaled $112 million compared with $53 million and $155 million for the third quarter and nine months of 2000. On July 9, 2001, Corning's board of directors announced that the company is discontinuing the payment of dividends on its common stock and will reinvest all cash generated by Corning's businesses in future growth.

In Process Research and Development

On December 12, 2000, Corning completed the acquisition of Pirelli's optical components and devices business based in Milan, Italy. For a fuller discussion of the acquisition see Corning's Annual Report on Form 10-K for 2000. This business had significant research and development projects ongoing at the time of the acquisition and as a result, 12 of these projects were identified and valued as IPRD projects. Those projects included development of submarine products which consisted of pump laser chips and modules as well as gratings. At the time of acquisition Corning recorded non-tax deductible charges of $26 million and $17 million, respectively for the submarine and grating projects.

As part of the downsizing of the photonic technologies business announced on July 9, 2001, Corning will abandon the projects underway related to submarine products and gratings. This action will not have a material impact to Corning's cash flow, or its results of operations.

New Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited for transactions initiated after July 1, 2001. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. FAS 142 will be effective for Corning on January 1, 2002. At September 30, 2001 goodwill approximated $2 billion. Goodwill amortization was $37 million and $326 million for the three and nine months ended September 30, 2001, respectively. An assessment of the recoverability of goodwill recorded on the date of adoption must be performed within one year. Corning has not yet completed this benchmark assessment and has not yet determined whether it will impair any goodwill upon implementation of the standard.

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

The statements in this Form 10-Q which are not historical facts or information are forward-looking statements. These forward-looking statements involve a wide variety of business risks and other uncertainties that may cause the outcome to be materially different. Such risks and uncertainties include, but are not limited to:


- global economic conditions,            - facility expansions and new plant
- currency fluctuations,                   start-up costs,
- product demand and industry capacity,  - the effect of regulatory and legal
- competitive products and pricing,        developments,
- sufficiency of manufacturing capacity  - capital resource and cash flow
  and efficiencies,                        activities,
- cost reductions,                       - capital spending,
- availability and costs of critical     - equity company activities,
  materials,                             - interest costs,
- new product development and            - acquisition and divestiture activity,
  commercialization,                     - the rate of technology change,
- attracting and retaining key           - the ability to enforce patents,
  personnel,                             - product performance issues,
- order activity and demand from major   - stock price fluctuations, and
  customers,                             - other risks detailed in Corning's
- fluctuations in capital spending by      Securities and Exchange Commission
  customers in the telecommunications      filings.
  industry and other business segments,
- changes in the mix of sales between
  premium and non-premium products,

                           Part II - Other Information
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which Corning or any of its subsidiaries is a party or of which any of their property is the subject which are material in relation to the consolidated financial statements.

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $23 million for its estimated liability for environmental cleanup and litigation at September 30, 2001. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Dow Corning Bankruptcy. Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation. On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code and thereby obtained a stay of approximately 19,000 breast-implant product liability lawsuits. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan) which was confirmed by the Bankruptcy Court on November 30, 1999. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. On November 13, 2000, the District Court entered an Order reversing the Bankruptcy Court's December 21, 1999 Opinion on the release and injunction provisions and confirmed the Joint Plan. On October 23, 2001, the U.S. Court of Appeals for the Sixth Circuit heard oral arguments on appeals taken by foreign claimants, the U.S. government and certain tort claimants from the District Court's order. The Court of Appeals reserved decision. Further appellate activity, which may include petitions for review by the U.S. Supreme Court, could delay a final judgment until late 2002 or possibly into 2003. After all appeals are exhausted, if the Joint Plan is upheld but the shareholder releases are effective only for those voting in favor of the Joint Plan, Corning would expect to defend any remaining claims against it (and any new claims) on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and the state courts as described under the heading Implant Tort Lawsuits immediately hereafter. Management believes that such claims lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.3 billion, subject to the limitations, terms and conditions stated in the Joint Plan. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and the issuance of senior notes, to its commercial creditors. The commercial creditors have contested the Bankruptcy Court's disallowance of their claims for post-petition interest at default rates of interest, and have appealed to the District Court. While the amounts at issue on this appeal are subject to a variety of contingencies, it is possible that the aggregate claim exceeds $100 million. Dow Corning is vigorously contesting the appeal. If and when Dow Corning emerges from bankruptcy, Corning expects to resume the recognition of equity earnings from Dow Corning. Corning does not expect to receive dividends from Dow Corning in the foreseeable future.

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

Shin Etsu Quartz Products Company. In July 1999 and February 2000, Shin Etsu Quartz Products Company filed two patent suits in Japan against Corning for alleged patent infringement of two patents relating to the properties of fused silica materials used in the optical components of stepper machines. The suits request damages and an injunction preventing sales of infringing products in Japan. Corning has denied infringement, has argued that the patents are invalid or unenforceable, and has filed a separate action to invalidate the second of the two patents. In June 2001, the Japanese court ordered settlement discussions involving both patents in suit. In late September 2001, Shin Etsu withdrew from these discussions and has requested that the Court rule on the matters before it. Corning intends to defend these suits vigorously. While recognizing that litigation is inherently uncertain, based upon the information developed to date, management believes that Corning has good defenses to Shin Etsu's claims.

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

Sumitomo  Electric   Industries,   Inc.  In  December  2000,  Sumitomo  Electric
Industries, Inc. served a patent infringement complaint in the U.S. District Court in North Carolina which asserts that Corning has infringed four Sumitomo U.S. patents relating to optical fiber. The suit seeks damages in an unspecified amount for the alleged infringement of the Sumitomo patents, an injunction restraining infringement, and a declaration that the Corning patent is invalid. Corning and Sumitomo have had a series of discussions in the third quarter in an effort to resolve this litigation, and Corning's management believes it is probable that a settlement agreement will be reached in the fourth quarter. Management expects the terms of settlement will not have a material impact on Corning's results in any quarter.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 240,000 open claims. At the time of its Chapter 11 filing, PCC sought and obtained a temporary restraining order and filed a motion for a preliminary injunction against the prosecution of asbestos actions against its two shareholders to afford the parties a period of time (the Injunction Period) in which to negotiate a plan of reorganization for PCC. At a July 25, 2001 hearing, the Bankruptcy Court entered an order upon consent of the parties extending the Injunction Period to November 30, 2001. Under the terms of the Bankruptcy Court's Order, PCC, PPG Industries and Corning will have 90 days following expiration of the Injunction Period to seek removal and transfer of stayed cases that have not been resolved through a plan of reorganization. As a result of PCC's bankruptcy filing, Corning recorded an after tax charge of $36 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products. Before PCC filed for bankruptcy protection, Corning was dismissed from similar claims as cases against PCC proceeded to trial. The Chapter 11 filing may lead to additional claims against Corning with related costs of defense, charges and expenses. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld. Management is continuing to investigate Corning's options for defending claims against it, which might include vigorously defending itself on all fronts or exploring a global settlement through the bankruptcy process. It is probable that there will be intensive negotiations throughout the fourth quarter of 2001 concerning terms of PCC's plan of reorganization, including whether or not Corning and its insurers may participate by making a contribution in exchange for a release. Management cannot estimate the probability that Corning will be able to secure such a release upon terms and conditions satisfactory to Corning and its insurers. The range of cost for these options (net of insurance) cannot be estimated at this time. Although asbestos litigation is inherently difficult, and the outcome of litigation is uncertain, management believes these matters will be resolved without a materially adverse impact on Corning's financial position.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               No exhibits included in this filing.

         (b)   Reports on Form 8-K

               A report on Form 8-K dated July 9, 2001, was filed in connection with the registrant's announcement of the downsizing of its Photonic Technologies business and the discontinuance of future payment of dividends on its common stock.

               A report on Form 8-K dated July 25, 2001, was filed in connection with the registrant's second quarter results.

               A report on Form 8-K dated August 29, 2001, was filed in connection with the registrant's announcement of its plans to reduce workforce in the optical fiber business.

Other items under Part II are not applicable.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          CORNING INCORPORATED
                            ----------------------------------------------------
                                              (Registrant)






   October 26, 2001                       /s/ JAMES B. FLAWS
-----------------------    -----------------------------------------------------
         Date                               James B. Flaws
                           Executive Vice President and Chief Financial Officer





   October 26, 2001                     /s/ KATHERINE A. ASBECK
-----------------------    -----------------------------------------------------
         Date                             Katherine A. Asbeck
                                 Senior Vice President and Controller