Form 10-K
period 2001-12-31
CORNING INC /NY
filed 2002-03-04
CIK 24741

Securities and
                               Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

--------------------------------------------------------------------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year ended December 31, 2001
                          Commission file number 1-3247


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
Yes   x            No
    -----             ------

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 7, 2002, shares held by non-affiliates of Corning Incorporated had an aggregate market value of $6,004,618,403. As of February 7, 2002, 944,919,754 shares of Corning's common stock were outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement dated March 4, 2002, and filed for the Registrant's 2002 Annual Meeting of Shareholders are incorporated into Part III, as specifically set forth in Part III.

                                     PART I


Item 1.  Business
-----------------

General

Corning traces its origins to a glass business established in 1851. The present corporation was incorporated in the State of New York in December 1936, and its name was changed from Corning Glass Works to Corning Incorporated on April 28, 1989.

Corning  is a global,  technology-based  corporation,  which  operates  in three
reportable  business  segments:   Telecommunications,   Advanced  Materials  and
Information Display.

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

The Information Display Segment manufactures glass panels and funnels for televisions and cathode ray tubes, liquid crystal display glass for flat panel displays and precision lens assemblies for projection video systems.

Corning and its subsidiaries manufacture and process products at more than 90 plants in 19 countries.

Except as otherwise indicated by the context, the terms "Corning" or "Company" as used herein, mean Corning Incorporated and its consolidated subsidiaries.

Additional discussion of Corning and each of its segments is discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 12 through 31, and Note 3 (Information by Operating Segment) to the Consolidated Financial Statements appearing on pages 49 through 53.

Competition

Corning competes across all of its product lines with many large and varied manufacturers, both domestic and foreign. Some of these competitors are larger than Corning, and some have broader product lines.

Competition within the telecommunications industry is intense among several significant companies. Corning represents an important market presence in the segment's principal product lines. Price and new product innovations are significant competitive factors. The current downturn in the telecommunications industry may change the competitive landscape in the future.

Within the Advanced Materials Segment, Corning's principal products face competition from a variety of materials manufacturers, some of which manufacture similar products made from materials other than glass and ceramics. Among other things, innovation, product quality, performance and service are key competitive elements. Competition is also intense for certain businesses within the Information Display Segment as new entrants may be able to offer lower prices.

Corning strives to maintain its market position through technology and product innovation. For the future, Corning's competitive advantage lies in its commitment to research and development, its financial resources and its commitment to quality. There is no assurance that Corning will be able to maintain its market position or competitive advantage.

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

Certain key optical components used in the manufacturing of products within Corning's Telecommunications Segment are currently available only from a limited number of sources. Any future difficulty in obtaining sufficient and timely delivery of components could result in delays or reductions in product shipments, or reduce Corning's gross margins.

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

Most of Corning's products are marketed under the following trademarks: Corning, Celcor, Costar, FiberGain, HPFS, LEAF, MetroCor, PurePath, Pyrex, Steuben and Vycor. Subsidiaries and divisions of Corning frequently use their own trademarks.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $64 million in 2001 and are estimated to be $12 million in 2002.

Corning's 2001 operating results from continuing operations were charged with approximately $59 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control. Corning believes that its compliance program will not place it at a competitive disadvantage.

Risk Factors

The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this annual report, in Corning's filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

OUR SALES COULD BE NEGATIVELY IMPACTED IF ONE OR MORE OF OUR KEY CUSTOMERS SUBSTANTIALLY REDUCED ORDERS FOR OUR PRODUCTS

Our customer base is relatively concentrated, and a modest number of customers account for a high percentage of net sales in our telecommunications, environmental products and information display product businesses. If we are unable to establish or maintain good relationships with key customers, it could negatively affect our results of operations and financial performance.

Some of our major customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. As a result, our sales have declined and it is difficult to predict future sales accurately. The conditions contributing to this difficulty include:

-    uncertainty   regarding   the   capital   spending   plans  of  the   major
     telecommunications carriers, upon whom our customers and, ultimately we, depend for sales;

- the telecommunications carriers' current limited access to the capital required for expansion; and

-    general market and economic uncertainty.

The current economic downturn may be more severe and prolonged than expected. If our net sales continue to decline, our ability to return to profitability and improve free cash flow for future periods may be impeded.

IF WE DO NOT SUCCESSFULLY ADJUST OUR MANUFACTURING VOLUMES, OR ACHIEVE MANUFACTURING YIELDS, OR SUFFICIENT PRODUCT RELIABILITY, OUR OPERATING RESULTS COULD SUFFER

In the current economic downturn, we have responded to the softer market by cutting costs, including the reduction of our manufacturing volumes. In the third and fourth quarters of 2001, we approved and began executing formal plans to close seven major manufacturing facilities and downsize our workforce by approximately 12,000 positions. We cannot assure you that we have mitigated the adverse effects of a softer market, nor can we assure you that additional adjustments will not be necessary to respond to further market changes.

The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in our manufacturing processes, or those of our suppliers could significantly reduce our manufacturing yields and product reliability. In some cases, existing manufacturing techniques, which involve substantial manual labor, may be insufficient to achieve the volume, or cost targets of our customers. We will need to develop new manufacturing processes and techniques to achieve targeted volume and cost levels. While we continue to devote substantial efforts to the improvement of our manufacturing techniques and processes, we may not achieve cost levels in our manufacturing activities that will fully satisfy our customers.

WE HAVE INCURRED, AND MAY IN THE FUTURE INCUR, RESTRUCTURING, INVENTORY-RELATED AND OTHER CHARGES, THE AMOUNTS OF WHICH ARE DIFFICULT TO PREDICT ACCURATELY

As a result of the business downturn, we approved and began executing formal plans to close seven major manufacturing facilities and downsize our workforce by approximately 12,000 positions. As a result of these actions, we recorded a total charge of $961 million ($590 million after-tax) which included a restructuring charge of $419 million and a charge to impair plant and equipment of $542 million. We also recorded pre-tax charges totaling $333 million for the write-down of excess and obsolete inventory in the second and fourth quarters of 2001. Our ability to forecast our customers' needs for our products in the current economic environment is very limited. Accordingly, additional charges for restructuring, inventory adjustments, or write-downs and other charges may be required if the business downturn is more severe than we currently anticipate.

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

The markets for our products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. Our success is expected to depend, in substantial part, on the timely and successful introduction of new products, upgrades of current products to comply with emerging industry standards, our ability to acquire technologies needed to remain competitive and our ability to address competing technologies and products. In addition, the following factors related to our products and the markets for them could have an adverse impact on our results of operations and financial performance:

- if we are unable to introduce optical fiber, or any other leading products such as our glass for flat panel displays that can command competitive prices in the marketplace;

- if we are unable to achieve, or maintain a favorable mix of products, including a mix of sales between premium and non-premium products;

- a decline in demand, or an unanticipated change in market demand for specific products;

- if we are unable to continue to develop new product lines to address our customers' diverse needs within the several market segments in which we participate. This requires a high level of innovation, as well as the accurate anticipation of technological and market trends; or

- if we are not successful in creating the infrastructure required to support anticipated growth in product demand.

WE FACE PRICING PRESSURES IN EACH OF OUR LEADING BUSINESSES THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL PERFORMANCE

We are currently facing pricing pressures in several of our leading businesses as a result of intense competition, emerging new technologies and excess manufacturing capacity in both the domestic and the international marketplaces. While we will work toward reducing our costs to respond to pricing pressures, we may not be able to achieve proportionate reductions in costs. As a result of potential overcapacity and the current economic downturn, pricing pressures may increase in the foreseeable future.

WE HAVE INCURRED AND MAY IN THE FUTURE INCUR, GOODWILL AND OTHER INTANGIBLE ASSET IMPAIRMENT CHARGES

Acquisitions recorded as purchases for accounting purposes have resulted, and in the future may result, in the recognition of significant amounts of goodwill and other purchased intangibles. The amortization and impairment of these assets through 2001 and potential impairment of these assets thereafter has significantly reduced and could further reduce our net income.

During the first half of 2001, we experienced a significant decrease in the rate of growth of our Telecommunications Segment, primarily in the photonic technologies business, due to a dramatic decline in infrastructure spending in the telecommunications industry. During the second quarter, major customers in the photonic technologies business reduced their order forecasts and cancelled orders already placed. Management determined that the growth prospects of this business were significantly less than previously expected and those of historical periods. As a result, we determined that the long-lived assets, including goodwill and other intangibles acquired in connection with our acquisition of Optical Technologies USA from Pirelli and Cisco Systems and our acquisition of NetOptix Corporation, were not recoverable. In the second quarter of 2001, we recorded a pre-tax charge of approximately $4.76 billion to impair a significant portion of the goodwill and other intangible assets in connection with these acquisitions.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142 pursuant to which goodwill will no longer be amortized, but will be subject to impairment tests at least annually. SFAS No. 142 was effective for us on January 1, 2002. An assessment of the recoverability of goodwill recorded on the date of adoption must be performed within one year. We do not anticipate a transitional impairment charge from the adoption of the standard; however, future changes in the expected performance of our businesses could cause us to take further impairment charges. At December 31, 2001, Corning had $1.9 billion in goodwill.

WE MAY BE LIMITED IN OUR ABILITY TO OBTAIN ADDITIONAL CAPITAL ON COMMERCIALLY REASONABLE TERMS

Although we believe existing cash, short-term investments, operating cash flows, access to capital markets and borrowing capacity, collectively, provide adequate resources to fund ongoing operating requirements and future capital expenditures relating to the expansion of existing businesses and acquisitions, we may be required to seek additional financing to compete effectively in these markets. Our public debt ratings affect our ability to raise debt and the cost of such debt. In February 2002, Fitch downgraded our long-term rating from BBB to BBB-with a negative outlook. In November 2001, Standard & Poor's downgraded our corporate rating from A to BBB and maintained a negative outlook, while removing us from CreditWatch with negative implications, and Moody's reduced our senior debt rating from A3 to Baa1 with a negative outlook. These and any further downgrades could increase borrowing costs and affect our ability to access the debt capital markets, including the commercial paper market, on a consistent basis. The pricing of our common stock may limit our ability to access the equity capital markets on terms and in amounts that would be satisfactory to us.

DIFFICULTIES WE MAY ENCOUNTER IN MANAGING OUR GROWTH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

We have historically achieved growth through a combination of internally developed new products and acquisitions. Our growth strategy depends on our ability to continue developing or acquiring new products for our customer base. We expect to continue to pursue acquisitions of other companies as well as equity ventures to develop new technologies and product lines, although we cannot guarantee that we will be successful, or that we will have cash or equity sufficient to complete strategic acquisitions. The success of each acquisition will depend, in part, upon our ability:

-    to efficiently integrate acquired businesses into our organization;

- to manufacture and sell the products of the businesses acquired at satisfactory prices and gross margins;

-    to retain key personnel of the acquired businesses;

- to apply our financial and management controls and reporting systems and procedures to the acquired businesses; and

-    to successfully complete technology initiatives.

IF  OUR  PRODUCTS  OR  COMPONENTS   PURCHASED  FROM  OUR  SUPPLIERS   EXPERIENCE
PERFORMANCE ISSUES, OUR BUSINESS WILL SUFFER

Our business depends on our producing excellent products of consistently high quality. To this end, our products, including components purchased from our suppliers, are rigorously tested for quality both by us and our customers. Nevertheless, our products are highly complex and our customers' testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems unforeseeable in testing), our products and components purchased from our suppliers may fail to perform as expected. Performance issues could result from faulty design or problems in manufacturing. We have experienced such performance issues in the past and remain exposed to such performance issues. In some cases, product redesigns or additional capital equipment may be required to correct a defect. In addition, any significant or systemic product failure could result in lost future sales of the affected product and other products, as well as result in customer relations problems.

INTERRUPTIONS OF SUPPLIES FROM OUR KEY SUPPLIERS MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL PERFORMANCE

Interruptions of supplies from our key suppliers could disrupt production, or impact our ability to increase production and sales. We obtain several critical components used in the production of telecommunications products from a limited number of suppliers, some of which are also our competitors. We do not have long-term or volume purchase agreements with every supplier, and may have limited options for alternative supply if these suppliers fail to continue the supply of components.

WE FACE INTENSE COMPETITION IN SEVERAL OF OUR BUSINESSES

We face intense competition in several of our businesses. We expect that we will face additional competition from existing competitors and from a number of companies that may enter our markets. Since some of the markets in which we compete are characterized by rapid growth and rapid technology changes, smaller niche and start-up companies may become our principal competitors in the future. We must invest in research and development, expand our engineering, manufacturing and marketing capabilities, and continue to improve customer service and support in order to remain competitive. While we expect to undertake the investment and effort in each of these areas, we cannot assure you that we will be able to maintain or improve our competitive position. Our competitors may have greater financial, engineering, manufacturing, marketing or other support resources. Market consolidation may also create additional or stronger competitors and may intensify competition.

WE MAY EXPERIENCE DIFFICULTIES IN OBTAINING OR PROTECTING INTELLECTUAL PROPERTY RIGHTS

We may encounter difficulties, costs or risks in protecting our intellectual property rights or obtaining rights to additional intellectual property to permit us to continue or expand our businesses. Other companies, including some of our large competitors, hold patents in our industries and are aggressively seeking to expand their patent portfolios. The intellectual property rights of others could inhibit our ability to introduce new products in our field of operations unless we secure licenses on commercially reasonable terms. We are, and may in the future be, subject to claims of intellectual property infringement from time to time and we cannot assure you as to the outcome of such claims.

WE FACE RISKS RELATED TO OUR INTERNATIONAL OPERATIONS AND SALES

We have customers located outside the United States, as well as significant foreign operations, including manufacturing and sales. As a result of these international operations, we face a number of risks, including:

-    the difficulty of effectively managing our diverse global operations;

-    change in regulatory requirements;

-    tariffs and other trade barriers;

-    political and economic instability in foreign markets; and

- fluctuations in foreign currencies which may make our products less competitive in countries in which local currencies decline in value relative to the dollar.

IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL, OUR RESULTS OF OPERATIONS AND FINANCIAL PERFORMANCE MAY SUFFER

Our future success will be determined in part by our ability to attract and retain, in the current business environment, key scientific and technical personnel for our research, development and engineering efforts. Our business also depends on the continued contributions of our executive officers and other key management and technical personnel. A key to attracting and retaining qualified employees is our ability to provide employees with the opportunity to participate in the potential growth of our business through such programs as stock option plans and employee investment plans, the value of which may be adversely affected by the discontinuation of the payment of dividends on our common stock, negative stock price performance or stock price volatility. We may also find it more difficult to attract or retain qualified employees due to our recent reductions in the workforce. While we believe that we have been successful in attracting and retaining key personnel, we cannot assure you that we will continue to be successful in the future.

IF WE PROVIDE CUSTOMER FINANCING IN THE FUTURE, IT COULD EXPOSE US TO THE TERM CREDIT QUALITY OF OUR CUSTOMERS

We currently do not provide customer financing. However, the competitive environment in which we operate may require us to provide medium-term and long-term customer financing in the future. If we do so, we will be exposed to the term credit quality of our customers. In the event of economic uncertainty, or reduced demand for customer financings in the capital and bank markets, we may be required to continue to hold some customer financing obligations for longer periods prior to placement with third-party lenders.

ACTS OF TERRORISM OR WAR AND ANY MILITARY OR ECONOMIC RESPONSE BY THE UNITED STATES MAY HARM OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS

Our financial condition or results of operations may be adversely affected by acts of terrorism, military or economic actions taken in response or to prevent similar acts of terrorism, or any negative impacts on the economy of terrorists acts or military responses.

CURRENT OR FUTURE LITIGATION MAY HARM OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS

Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured.

OUR QUARTERLY RESULTS MAY FLUCTUATE

We expect to continue to experience fluctuations in our quarterly results. All of the concerns we have discussed under "Risk Factors" in this Form 10-K could affect our operating results. In addition, our operating results may be affected by:

-    seasonality;

- the timing of the receipt of product orders from a limited number of major customers;

-    the announcement and introduction of new products by us;

-    expenses associated with litigation; and

-    the costs associated with the acquisition or disposition of a business.

OUR  COMMON  STOCK  PRICE  HAS   EXPERIENCED  AND  MAY  CONTINUE  TO  EXPERIENCE
SUBSTANTIAL VOLATILITY

The market price of our common stock has been, and is likely to continue to be, highly volatile because of the following factors:

-    fluctuations in our quarterly results;

- announcements by our competitors and customers of technological innovations or new products;

-    developments with respect to patents or proprietary rights; and

-    general market conditions.

In addition, changes in the market's valuation of telecommunications equipment stocks, and in particular those that participate in supplying optical fiber and photonic products, could cause our common stock to be volatile or decline from current levels. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, which fluctuation may also cause the price of our common stock to decline.

Our results of operations and financial performance in future quarters may not meet the expectations of public market securities analysts and investors, and that could cause significant volatility in the price of our common stock.

Other

Additional information in response to Item I is found in Note 3 (Information by Operating Segment) to the Consolidated Financial Statements appearing on pages 49 through 53 and Five Years in Review - Historical Comparison appearing on pages 76 through 77.

Item 2.  Properties
-------------------

Corning operates more than 90 manufacturing plants and processing facilities, of which approximately half are located in the United States. Corning owns substantially all of its executive and corporate buildings, which are located in Corning, New York. Corning also owns substantially all of its manufacturing and research and development facilities and more than half of its sales and administrative facilities.

During the last five years, Corning has invested $5.6 billion in property, construction, expansion, and modernization for continuing operations. Of the $1.8 billion spent in 2001, $464 million was spent on facilities outside the United States.

Manufacturing, sales and administrative, and research and development facilities at consolidated locations have an aggregate floor space of approximately 24 million square feet. Distribution of this total area is:

--------------------------------------------------------------------------------

(million square feet)              Total            Domestic          Foreign
-------------------------------------------------------------------------------

Manufacturing                       18                 12               6
Sales and administrative             4                  2               2
Research and development             2                  2
--------------------------------------------------------------------------------

                                    24                 16               8
--------------------------------------------------------------------------------


Some facilities manufacture products included in more than one operating segment. Total assets and capital expenditures by operating segment are included in Note 3 (Information by Operating Segment) to the Consolidated Financial Statements. Information concerning lease commitments is included in Note 16 (Commitments, Contingencies, Guarantees and Hedging Activities) to the Consolidated Financial Statements appearing on pages 68 through 70.

During 2001, Corning undertook a restructuring program that closed seven major manufacturing facilities and consolidated certain smaller facilities. In the opinion of management, Corning's facilities are now suitable and adequate for production and distribution of the Company's products based upon the level of demand we anticipate in 2002. At December 31, 2001, Corning was not productively utilizing a significant portion of space in the facilities. Due to the slowdown in the telecommunications industry which lowered the demand for premium fiber products, the Company temporarily idled most of its fiber manufacturing facilities and slowed cable manufacturing in the fourth quarter.

Item 3.  Legal Proceedings
--------------------------

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $24 million for its estimated liability for environmental cleanup and litigation at December 31, 2001. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Dow Corning Bankruptcy. Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation. On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code and thereby obtained a stay of approximately 19,000 breast-implant product liability lawsuits. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan) which was confirmed by the Bankruptcy Court on November 30, 1999. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. On November 13, 2000, the District Court entered an Order reversing the Bankruptcy Court's December 21, 1999, Opinion on the release and injunction provisions and confirmed the Joint Plan. On October 23, 2001, the U.S. Court of Appeals for the Sixth Circuit heard oral arguments on appeals taken by foreign claimants, the U.S. government and certain tort claimants from various portions of the District Court's order. On January 29, 2002, the Sixth Circuit affirmed the determinations made in the District Court with respect to the foreign claimants, but remanded to the District Court for further proceedings with respect to the claims of the U.S. government for recovery of medical expenses paid on behalf of tort claimants and with respect to the findings supporting the non-debtor releases in favor of Dow Corning's shareholders and insurers. As a result of the remand, there may be additional hearings in the District Court. The timing and scope of the proceedings on remand are not known at this point, and the Sixth Circuit's ruling adds some uncertainty with respect to the ultimate confirmation of the Joint Plan. If the Joint Plan is upheld but the shareholder releases are not given their full effect, Corning would expect to defend any remaining claims against it (and any new claims) on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and in many state courts as described under the heading Implant Tort Lawsuits immediately hereafter. Management believes that the claims against Corning lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

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

Implant Tort Lawsuits. Corning and Dow Chemical, the shareholders of Dow Corning Corporation, were named in a number of state and federal tort lawsuits alleging injuries arising from Dow Corning's implant products. The claims against the shareholders alleged a variety of direct or indirect theories of liability. In 1992, the federal breast implants cases were coordinated for pretrial purposes in the United States District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In April 1995, Corning obtained a summary judgment dismissing it from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. In state court legislation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. In Louisiana, Corning was awarded summary judgment dismissing all claims by plaintiffs and a cross-claim by Dow Chemical on February 21, 1997. On February 11, 1998, the intermediate appeals court in Louisiana vacated this judgment as premature. The Louisiana cases were transferred to the United States District Court for the Eastern District of Michigan, Southern Division (Michigan Federal Court) to which substantially all breast implant cases were transferred in 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 70 pending cases (including some cases with multiple claimants), in addition to the transferred Louisiana cases. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998, but has not ruled. Based upon the information developed to date and recognizing that the outcome of complex litigation is uncertain, management believes that the risk of a materially adverse result in the implant litigation against Corning is remote and believes the implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Federal Securities Cases. A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. This action is pending in the United States District Court for the Southern District of New York. The class consists of those purchasers of Corning stock in the period from June 14, 1989, to January 13, 1992, who allegedly purchased at inflated prices due to the non-disclosure or concealment of material information and were damaged when Corning's stock price declined in January 1992 after the Food and Drug Administration (FDA) requested a moratorium on Dow Corning's sale of silicone gel implants. No amount of damages is specified in the complaint. In 1997, the Court dismissed the individual defendants from the case. In December 1998, Corning filed a motion for summary judgment requesting that all claims against it be dismissed. Plaintiffs requested the opportunity to take depositions before responding to the motion for summary judgment. The discovery process is continuing and the Court has set no schedule to address the still pending summary judgment motion. Corning intends to continue to defend this action vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse verdict is remote.

In December 2001 and January 2002, Corning and three of its officers and directors were named defendants and served in four different lawsuits alleging violations of the U.S. securities laws in connection with Corning's November 2000 offering of $2.7 billion zero coupon convertible debentures, due November 2015 and 30 million shares of common stock. These four lawsuits, as well as others filed with the court and not yet served, are pending in the United States District Court for the Western District of New York and seek class action status. Corning has not yet answered these lawsuits and there has been no determination if they will proceed as a class action or who will be lead counsel for plaintiffs. Management is prepared to defend these lawsuits vigorously and, recognizing that the outcome of litigation is uncertain, believes it has strong defenses to the claims alleged in the complaints.

Shin Etsu Quartz Products Company. In July 1999 and February 2000, Shin Etsu Quartz Products Company filed two patent suits in Japan against Corning for alleged patent infringement of two patents relating to the properties of fused silica materials used in the optical components of stepper machines. The suits request damages and an injunction preventing sales of infringing products in Japan. Corning has denied infringement, has argued that the patents are invalid or unenforceable, and has filed a separate action to invalidate the second of the two patents. In June 2001, the Japanese court ordered settlement discussions involving both patents in suit. In late September 2001, Shin Etsu withdrew from these discussions and has requested that the Court rule on the matters before it. Corning intends to defend these suits vigorously. While recognizing that litigation is inherently uncertain, based upon the information developed to date, management believes that Corning has strong defenses to Shin Etsu's claims.

Hereaus Quarzglass GmbH. In July 2001, Hereaus Quarzglass GmbH filed a patent infringement suit in Germany against Corning for alleged patent infringement of a European patent relating to certain properties of fused silica glass used in the optical components of stepper machines. The suit requests damages and for Corning to refrain from importing or selling infringing products in Germany. Management believes that the Hereaus patent is either not infringed, or is invalid. Management is prepared to defend this action vigorously and, recognizing that the outcome of litigation is uncertain, believes it has strong defenses to the Hereaus claims. Corning also filed an action in December 2001 in U.S. federal court seeking a ruling that the U.S. counterpart to the Hereaus patent (jointly owned with Shin Etsu in the U.S.) be declared invalid and not infringed. Hereaus and Corning have had settlement discussions and Corning management is optimistic that the matter can be resolved amicably. Management, however, is prepared to defend this action vigorously and, recognizing that the outcome of litigation is uncertain, believes it has strong defenses to the Hereaus claims.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and now has in excess of 240,000 open claims. In the bankruptcy court, PCC obtained a preliminary injunction against the prosecution of asbestos actions against its two shareholders to afford the parties a period of time (the Injunction Period) in which to negotiate a plan of reorganization for PCC. The Injunction Period has been extended until April 15, 2002. Under the terms of the Bankruptcy Court's Order, PCC, PPG Industries and Corning will have 90 days following expiration of the Injunction Period to seek removal and transfer of stayed cases that have not been resolved through a plan of reorganization. As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld. Management is continuing to investigate Corning's options for defending claims against it, which might include vigorously defending itself on all fronts, or exploring a global settlement through the bankruptcy process. It is probable that there will be intensive negotiations throughout the first half of 2002 concerning terms of PCC's plan of reorganization, including whether or not Corning and its insurers may participate by making a contribution in exchange for a release. Management cannot estimate the probability that Corning will be able to secure such a release upon terms and conditions satisfactory to Corning and its insurers. The range of cost for these options (net of insurance) cannot be estimated at this time. Corning is named in approximately 14,000 other cases alleging injuries from asbestos and those cases have been covered by insurance without material impact to Corning to date. Although asbestos litigation is inherently difficult, and the outcome of litigation is uncertain, management believes these matters will be resolved without a materially adverse impact on Corning's financial position. If Corning and its insurers agree to a global settlement through the bankruptcy process, such outcome may be material to the results of operations of the period in which such costs, if any, are recognized.

Astrium. In December of 2000, Astrium, SAS and Astrium, Ltd. filed a complaint for negligence in the United States District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries
(prior to Corning's acquisition of NetOptix) in such a way that the amount of electricity the satellite can produce and their effective life were materially reduced. Corning has denied that the coatings produced by NetOptix or its subsidiaries caused the damage alleged in the complaint, or that it is legally liable for any damages which Astrium may have experienced. Formal discovery has just begun, few depositions have been taken, and it is too early to form a definitive opinion about the outcome of the litigation. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that there are strong defenses to these claims and believes they will be resolved without material impact on Corning's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

This information is included in Note 15 (Common Shareholders' Equity) to the Consolidated Financial Statements, Quarterly Operating Results and Related Market Data, Five Years in Review - Historical Comparison, and Investor Information, appearing on pages 67 and 75 through 78.


Item 6.  Selected Financial Data
--------------------------------

This information is included in Five Years in Review - Historical Comparison appearing on pages 76 and 77.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Corning's financial results in 2001 deteriorated significantly from 2000 as capital spending in the telecommunications industry diminished, the demand for premium fiber declined considerably in the second quarter and the downturn in the U.S. economy in the latter half of the year negatively impacted all of Corning's businesses. As a result, sales and earnings fell in all three of Corning's operating segments. Corning impaired goodwill and other intangible assets in its photonic technologies business totaling approximately $4.8 billion and recorded $333 million to write-down excess and obsolete inventory. As a result of the declining performance and expectations, management took several steps throughout the year to reduce its cost structure. Those actions included the following:

- incurred pre-tax charges of $961 million related to actions to reduce overall headcount by approximately 12,000 employees and impair long-lived assets including the closing of seven major plants, primarily in the Telecommunications and Advanced Materials Segments,
-    idled fiber manufacturing facilities for most of the fourth quarter, and
- reduced capital expenditures in 2001 from the originally planned investment of $2.5 billion to $1.8 billion and lowered the capital budget for 2002 to under $500 million.

RESULTS OF OPERATIONS

Consolidated net sales for 2001 were $6.3 billion, a 12% decrease from 2000. Excluding the impact of acquisitions, Corning's consolidated sales in 2001 decreased 16% compared to 2000. Sales declines for 2001 occurred in all operating segments, but were most pronounced in the Telecommunications Segment where sales fell 14%. Consolidated sales for 2000 were $7.1 billion, a 50% increase over 1999 sales of $4.7 billion. Excluding acquisitions, sales in 2000 increased 36% over 1999.

In 2001, Corning incurred a loss from continuing operations of $5.5 billion, or $5.89 per share, compared with income from continuing operations of $409 million, or $0.46 per share, in 2000 and income from continuing operations of $511 million, or $0.65 per share, in 1999.

The 2001 loss is largely attributable to a charge of approximately $4.8 billion ($4.7 billion after-tax) in the second quarter to impair goodwill and certain other intangible assets of the photonic technologies business. Corning's results for the year were also impacted by charges for restructuring actions of $961 million ($590 million after-tax and minority interest) which included charges for headcount reductions, exit costs and impairment of plant and equipment. Further discussion of these charges begins under Impairment of Goodwill and Other Intangible Assets, Restructuring Actions and Notes 4 and 5 to the Consolidated Financial Statements. Corning recorded an operating charge of $273 million ($184 million after-tax) in the second quarter to write-down excess and obsolete inventory, primarily in the photonic technologies business. Corning recorded operating charges totaling $178 million ($109 million after-tax) in the fourth quarter for the following:

- $90 million related to the release of restrictions on shares of Corning common stock held by employees,
- $60 million to write-down excess and obsolete inventory in the photonic technologies business, and
-    $28 million to write-down an investment in intellectual property.

Income and earnings per share from continuing operations declined 20% and 29%, respectively, between 2000 and 1999 primarily due to substantial non-cash acquisition-related charges incurred in 2000. The charges included gains and losses on the disposition and restructuring of businesses, purchased in-process research and development (IPRD) charges, other acquisition-related charges and impairment losses. In addition, as a result of its acquisition strategy, Corning began to record significant amounts of amortization of purchased intangibles and goodwill in 2000. These amounts increased in 2001 despite the impairment charges. See Non-Segment Results for a discussion of these items.

Corning believes a better understanding of the changes in its operating results is provided by comparing its operating results on a pro forma basis. Corning retroactively changed its definition of pro forma net income in the fourth quarter of 2001 to include the amortization of purchased intangibles in the calculation of pro forma net income and pro forma diluted earnings per share. Pro forma results for 2000 and 1999 have been restated for the change and are presented below. Pro forma net income excludes impairment and amortization of goodwill, impairment of other intangible assets, restructuring actions, purchased IPRD charges, one-time acquisition-related charges and other nonrecurring items. This measure is not in accordance with, or an alternative for, accounting principles generally accepted in the United States of America
(GAAP) and may not be consistent with measures used by other companies. It should be considered supplemental data.

Pro forma net income in 2001 totaled $157 million, or $0.17 per share, a decrease of 85% and 86%, respectively, from 2000. Pro forma net income in 2000 was $1.1 billion, or $1.22 per share, an increase of 106% and 83%, respectively, over 1999. Corning calculates pro forma net income from (loss) income from continuing operations as follows (after-tax and minority interest; in millions):

                                                                           Years ended December 31,
                                                                  --------------------------------------------
                                                                       2001          2000              1999
                                                                       ----          ----              ----

(Loss) income from continuing operations                          $  (5,498)      $   409          $    511
     Nonoperating gains                                                                (4)               (9)
     Amortization of goodwill                                           344           202                18
     In-process research and development charges                                      400
     Other acquisition-related charges                                                 43
     Impairment and restructuring charges                             5,311                               1
     Gain in equity in earnings of associated companies                               (11)
     Impairment of equity investment                                                   36
                                                                  ---------       -------          --------

Pro forma net income                                              $     157       $ 1,075          $    521
                                                                  =========       =======          ========

Pro forma diluted earnings per share                              $    0.17       $  1.22          $   0.66
                                                                  =========       =======          ========


The decrease in pro forma net income in 2001 was primarily due to lower sales volumes, charges for inventory write-downs and stock compensation charges. Corning's results for 2001 weakened significantly over the course of the year. Quarterly revenues and pro forma net income (loss) were as follows (in millions):

                                  Qtr. 1     Qtr. 2       Qtr. 3      Qtr. 4
                                  ------     ------       ------      ------

Revenue                           $1,921     $1,868       $1,509      $ 974
Pro forma net income (loss)       $  268     $   74       $   76      $(261)

The first half of the year was impacted as capital spending in the North American long-haul sector declined, thus lowering demand for premium fiber and photonic products used in new networks. The situation intensified in the third quarter as carriers in North America and other regions began to delay purchases of single-mode fiber, particularly in September. Finally, Corning's businesses in Advanced Materials and Information Display also began experiencing the effects of a slowing U.S. economy as the events of September 11th disrupted the markets and the economy even further.

OUTLOOK

Corning believes that 2002 will be a very challenging year as industry conditions experienced in the second half of 2001 extend into 2002. Management expects first quarter revenues to approximate the fourth quarter of 2001. Management does not expect recovery to begin until late 2002, or early 2003. As a result, management expects sales for 2002 to be significantly below 2001 levels and anticipates Corning will continue to incur losses in the short-term. Corning expects to realize cost savings from restructuring actions taken in 2001; however, these improvements may be offset by pricing pressures in several key businesses.

Management believes Corning has ample liquidity to meet its funding needs for 2002. Corning finished the year with $2.2 billion in cash and short-term investments and an unused revolving credit facility of $2.0 billion. Management's focus in 2002 will be to reduce Corning's cash requirements to manageable levels and restore its operations to profitability.

Corning's long-term strategy remains unchanged. Corning will continue to make significant investments in research and development for all segments and will invest in the expansion of the liquid crystal display business and the development of diesel substrates during this industry downturn.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

During the first half of 2001, Corning experienced a significant decrease in the rate of growth of its Telecommunications Segment, primarily in the photonic technologies business, due to a dramatic decline in infrastructure spending in the telecommunications industry. During the second quarter, major customers in the photonic technologies business reduced their order forecasts and canceled orders already placed. As a result, management determined that the growth prospects of this business were significantly less than previously expected and those of historical periods.

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

As a result of this test, Corning determined that the long-lived assets, including goodwill and other intangibles acquired from Pirelli in December 2000, as well as those of the unit into which NetOptix Corporation (acquired in May
2000) had been integrated, were not recoverable. Corning's policy is to write-down long-lived assets to fair value in such circumstances.

Management estimated fair value using several techniques. While each method generated comparable fair values, management adjusted the assets to estimates based on average multiples of forecasted revenues and earnings of comparable publicly traded companies with operations in the optical component market segment.

In the second quarter, Corning recorded pre-tax charges of $4,648 million to impair a significant portion of goodwill and $116 million to impair other intangible assets. Of the total charge of $4,764 million, $3,154 million related to the acquisition of the Pirelli optical components and devices business (the Pirelli transaction) and $1,610 million related to goodwill resulting from the acquisition of NetOptix Corporation.

RESTRUCTURING ACTIONS

Corning has approved and executed several restructuring actions throughout the year. These actions and the charges relating to them are described below.

In the first quarter of 2001, Corning reduced its workforce by approximately 3,300 positions, primarily in the photonic technologies and hardware and equipment businesses. These workforce reductions included mostly hourly production workers and resulted in minimal severance charges. In April 2001, Corning completed an additional workforce reduction of approximately 1,000 positions in photonic technologies, including both hourly and salaried employees. The second quarter reductions resulted in a restructuring charge of $8 million ($5 million after-tax).

In the third quarter of 2001, additional actions were approved and undertaken, primarily in the Telecommunications Segment, which included the following:

- closure of three manufacturing facilities in the photonic technologies business, resulting in the elimination of approximately 800 positions, and
- elimination of approximately 2,900 positions worldwide in the optical fiber and cable business. This action included a voluntary early retirement program for certain employees along with involuntary separations.

As a result of these actions, Corning recorded a total charge of $339 million ($222 million after-tax) which included a restructuring charge of $103 million and a charge to impair plant and equipment of $236 million in the third quarter. The restructuring charge included $6 million for net pension and postretirement benefit curtailment charges.

In response to the continued deteriorating business condition, management approved and recorded the following restructuring actions in the fourth quarter:

- closure or consolidation of several manufacturing locations as well as smaller businesses across all operating segments,
- discontinuation of its initiative in Corning Microarray Technology products, part of Corning's life sciences business, and
- further headcount reduction of approximately 4,000 positions across all businesses, research and staff organizations. This action also included a selective voluntary early retirement program for certain employees along with involuntary separations.

As a result of actions taken in the fourth quarter, Corning recorded a charge in the quarter of $614 million ($363 million after-tax and minority interest) which included a restructuring charge of $308 million and a charge to impair plant and equipment of $306 million. The restructuring charge included $35 million for pension and postretirement termination benefits and $25 million for net pension and postretirement benefit curtailment charges.

The carrying value of a long-lived asset is considered impaired when the expected separately identifiable undiscounted cash flows from that asset are less than the carrying value of the asset. The impairment charges were determined based on the amount by which the carrying value exceeded the fair market value of the asset.

A significant portion of the assets impaired was recently acquired, or built in connection with capacity expansions in anticipation of future demand. Most of the impaired facilities are currently available for sale, others will be demolished. The impaired equipment will be auctioned, sold, or disposed during 2002.

The facilities closed in the year primarily relate to the photonics and optical fiber and cable businesses that Corning is not exiting. The operations being exited comprise the majority of the lighting business of the Advanced Materials Segment. This business is not material to Corning's revenues or financial results.

In summary, Corning's restructuring actions totaled $961 million in pre-tax charges for the year ended December 31, 2001, of which $95 million related to exit costs primarily for lease termination and contract cancellation charges. Approximately one third of this total charge is expected to be paid in cash. The total number of positions eliminated was approximately 12,000. As of December 31, 2001, approximately 10,100 of the 12,000 employees had been separated under the plans. Corning expects to realize savings of approximately $400 million annually beginning in 2002 as a result of these restructuring actions. The savings are expected to be realized primarily in cost of sales and also in selling, general and administrative expenses and research, development and engineering expenses.

Non-cash charges for employee related costs were $66 million with $35 million for pension and postretirement termination benefits and $31 million for net pension and postretirement benefit curtailment charges. Curtailment charges were recorded primarily due to the decrease in expected future years of service. The following table illustrates the charges, activity and balances of the restructuring reserve as of December 31, 2001:

(In millions, except headcounts)
----------------------------------------------------------------------------------------------------------------
                                                                Non-            Net Cash         Remaining
                                                 Total          Cash            Payments         Reserve at
                                                Charges        Charges           in 2001     December 31, 2001
----------------------------------------------------------------------------------------------------------------

Restructuring charges:
Employee related costs                         $    324       $      66         $     60         $     198
Other charges                                        95                               17                78
                                               -----------------------------------------------------------
    Total restructuring charges                $    419       $      66         $     77         $     276
                                               -----------------------------------------------------------

Impairment of long-lived assets:
Assets held for use                            $     46       $      46
Assets held for disposal                            496             496
                                               ------------------------
    Total impairment charges                   $    542       $     542
                                               ------------------------

Total restructuring actions                    $    961       $     608         $     77         $     276
                                               ===========================================================

After-tax and minority interest                $    590
                                               ========

The following table illustrates the charge for restructuring actions as it relates to Corning's operating segments:

---------------------------------------------------------------------------------------------------------------------------
Charges for restructuring actions
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   Corporate
                                                                                                   Functions
                                                Telecom-       Advanced         Information        Including        Total
                                               munications     Materials          Display          Research        Charges
---------------------------------------------------------------------------------------------------------------------------

Charges for restructuring actions              $   640        $     94          $    36          $    191       $    961
                                               =========================================================================

The following table illustrates the headcount reduction amongst U.S. Hourly, U.S. Salaried and Non-U.S. positions:

---------------------------------------------------------------------------------------------------------------------------
Headcount reduction
---------------------------------------------------------------------------------------------------------------------------
                                               U.S. Hourly     U.S. Salaried      Non-U.S.           Total
---------------------------------------------------------------------------------------------------------------------------

Headcount reduction                               6,000           3,100            2,900            12,000
                                               ===========================================================


OPERATING SEGMENTS

Corning groups its products into three operating segments: Telecommunications, Advanced Materials and Information Display. Corning also includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income. Corning retroactively changed its definition of segment net income in the fourth quarter of 2001 to include the amortization of purchased intangibles. In addition during the quarter ended March 31, 2001, Corning realigned one product line from the Advanced Materials Segment into the Telecommunications Segment. Segment results for 2000 and 1999 have been restated for the changes and are presented below. Segment amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments. Segment net income excludes impairment and amortization of goodwill, impairment of other intangible assets, restructuring actions, purchased IPRD charges, other one-time acquisition-related charges and other nonrecurring items. This measure is not in accordance with GAAP and may not be consistent with measures used by other companies.

Corning prepared the financial results for its three operating segments on a basis that is consistent with the manner in which Corning management internally disaggregates financial information to assist in making internal operating decisions. Corning has allocated certain common expenses among segments differently than it would for stand alone financial information prepared in accordance with GAAP. The nonrecurring items noted above are excluded from segment net income, but are described more fully in Non-Segment Results.

--------------------------------------------------------------------------------------------------------------------------------
Telecommunications
(In millions)                                                            2001              2000                1999
--------------------------------------------------------------------------------------------------------------------------------

Net sales                                                             $ 4,458          $  5,186            $  2,987
Research, development and engineering expenses                        $   474          $    395            $    262
Interest expense                                                      $   104          $     70            $     59
Segment (loss) earnings before minority interest
   and equity earnings                                                $   (93)         $    692            $    341
     Minority interest in losses (earnings) of subsidiaries                                   3                 (34)
     Equity in earnings of associated companies                            12                 1                  15
                                                                      -------          --------            --------
Segment net (loss) income                                             $   (81)         $    696            $    322
                                                                      =======          ========            ========

Segment (loss) earnings before minority interest and
   equity earnings as a percentage of segment sales                      (2.1)%            13.3%               11.4%
Segment net (loss) income as a percentage of segment sales               (1.8)%            13.4%               10.8%
--------------------------------------------------------------------------------------------------------------------------------

The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment, photonic modules and components and optical networking devices for the worldwide telecommunications industry.

2001 vs. 2000

Sales in the Telecommunications Segment decreased 14% from 2000 to $4.5 billion. Excluding the impact of acquisitions, the sales decline was 19%. The decrease in sales was primarily due to sales volume decreases in most businesses throughout the segment as capital spending in the telecommunications industry decreased significantly. Segment net income fell precipitously compared to 2000's strong results as net income in the optical fiber and cable business was more than offset by losses in all other businesses. The loss of sales volume in premium fiber and photonic products reduced gross margins and the segment incurred operating charges totaling $333 million ($221 million after-tax) to write-down excess and obsolete inventory, including estimated purchase commitments, further lowering gross margin percentages.

Sales in the optical fiber and cable business in 2001 remained flat at $2.9 billion compared with 2000, although sales declined significantly in the fourth quarter of 2001. Excluding the impact of acquisitions, sales declined 4% compared to 2000. The lack of growth reflects the loss of volume in premium products beginning in the second quarter due to the decline in long-haul demand as capital spending for network buildouts diminished and the business began to experience volume decreases in sales of single-mode fiber in the third quarter. As a result, most fiber manufacturing facilities were idled in the fourth quarter. Overall, fiber and cable volume decreased approximately 15% for the year as a result of an increase of approximately 30% in the first half of the year offset by a decrease of approximately 50% in the second half. The weighted-average price for Corning's optical fiber and cable products remained relatively stable compared to 2000 as higher prices were offset by significantly decreased volumes for premium products. Premium fiber as a percentage of total fiber demand was approximately 20% in 2001.

Net income for the optical fiber and cable business decreased over 5% compared to 2000 as the loss of sales volume in premium products was partially offset by increased sales of lower margin single-mode products. In response to reduced demand for fiber products, Corning announced it will permanently close its optical fiber operations in Deeside, North Wales and its cabling operations in Saskatoon, Canada in addition to temporarily ceasing production at smaller cabling facilities.

Sales in the hardware and equipment business declined 20% in 2001 to $817 million compared to $1.02 billion in 2000. Excluding the impact of acquisitions, sales declined 28% compared to 2000. The decrease was due to lower sales volumes as capital spending in the cable television industry fell significantly from prior year levels. Business performance decreased significantly to a small loss in 2001 due to considerably lower sales volumes. This business reduced its headcount during the year and closed a small manufacturing facility.

The photonic technologies business manufactures photonic modules and components primarily for the optical amplification market. Sales in the photonic technologies business declined over 50% to $462 million compared with $1.04 billion in 2000. The sales decrease reflects significant declines in orders from major customers caused by the decrease in capital spending in the telecommunications industry. The business incurred a significant operating loss for the year as a result of lower sales volumes, excess capacity, a higher fixed cost structure and charges for excess and obsolete inventory in the second and fourth quarters.

During the second quarter, major customers in the photonic technologies business reduced their order forecasts and cancelled orders already placed. As a result, management determined that certain products were not likely to be sold in their product life cycle. Corning recorded a charge to write-down excess and obsolete inventory, including estimated purchase commitments, of $273 million ($184 million after-tax) in cost of sales in the second quarter of 2001. The business recorded an additional charge of $60 million ($37 million after-tax) in the fourth quarter as a result of lower revenue forecasts for 2002.

Corning has, or is in the process of disposing all such inventory except approximately $100 million. Corning has retained and isolated this inventory, and in the unlikely event that product is sold, Corning will fully disclose the impact on its margins.

Corning announced a downsizing of the photonic technologies business and closed the following three manufacturing facilities in 2001:

-    Benton Park facility in Benton Township, PA,
-    Corning Lasertron's facility in Nashua, NH, and
-    Monroe Park manufacturing and development operations in Henrietta, NY.

In addition, Corning scaled back its photonic technologies operations in Erwin Park, NY and the remainder of its photonic facilities to adjust its manufacturing capacity levels and headcount to lower revenue expectations. The business reduced its headcount approximately 75% from peak employment levels in 2001.

The controls and connectors business manufactures control systems, switches and encoders. Sales in this business decreased 15% to $205 million in 2001 compared to $241 million in 2000. Lower sales volume was the primary reason for the decline due to the weak U.S. economy. The business incurred an insignificant loss for the year compared to an insignificant profit in 2000 due to the depressed volume.

The optical networking business manufactures wavelength management products and optical switch modules. The business began shipping products to customers in the third quarter of 2000. Sales for 2001 were $38 million and comprised mostly of dynamic spectral equalizers, compared to partial year sales of $11 million in 2000. The loss in 2001 was greater than 2000 primarily due to the $28 million pre-tax write-down of an investment in intellectual property. In addition, volumes were lower than expected and development spending increased.

Sales to Corning's largest customer in 2001 were under 10% of consolidated and Telecommunications Segment sales.

2000 vs. 1999

Sales in the Telecommunications Segment increased 74% over 1999 to $5.2 billion. Excluding the impact of acquisitions, sales growth was 50%. The sales growth in the segment was led primarily by volume gains in the optical fiber and cable business, hardware and equipment and photonic technologies businesses. Segment net income more than doubled in 2000 compared to 1999. The percentage increase in segment net income exceeded the increase in sales, reflecting an overall increase in segment gross margin percentage and a decrease in research, development and engineering as a percentage of sales.

Sales in the optical fiber and cable business in 2000 increased approximately 70% over 1999 to approximately $2.9 billion. The increase in sales resulted chiefly from the impact of acquisitions and strong volume gains for LEAF(R) optical fiber. Volume growth continued to be driven by regional, local and
long-haul  telephone  companies  and  cable  television   operators,   including
significant European carriers benefiting from continued deregulation of the telecommunications industry throughout Europe. Approximately $460 million of the increase in optical fiber and cable sales primarily resulted from the following acquisitions:

- the acquisition of the remaining 50% interest in Siecor GmbH and the cabling business previously owned by Siemens in the first quarter of 2000, and
- the acquisition of the optical cable business from BICC, plc and the remaining 50% interest in Optical Waveguides Australia, Pty. Ltd. in the second quarter of 1999.

Excluding the impact of these acquisitions, sales in the optical fiber and cable business increased 42% for the year principally due to sales volume gains of almost 50%, reflecting continued strong demand for Corning's premium fiber products. Volume of premium fiber and cable products, including Corning's LEAF optical fiber, more than doubled over the same period in 1999. Price declines ranged between 5% and 10% for Corning's optical fiber and cable products in comparison with last year. The weighted-average optical fiber and cable price in 2000 remained relatively stable compared to 1999. The rate of price declines for cabled products slowed throughout 2000 commensurate with the worldwide tightening of optical fiber supply.

Net income from the optical fiber and cable business increased approximately 84% in 2000 compared to 1999. The strong earnings performance is due to volume growth in high-data rate products, relatively stable pricing and a shift to a higher premium product mix.

Sales in the telecommunications hardware and equipment business increased over 82% in 2000 to approximately $1.02 billion. This increase resulted from a higher sales volume of existing products, the Siemens transaction and particularly strong demand from cable television customers, offset in part by price declines. Excluding the impact of acquisitions, sales increased 57% over 1999. Overall net income almost doubled over 1999 largely due to sales volume increases.

Sales in the photonic technologies business more than doubled over 1999 to approximately $1.0 billion. The business realized strong sales volume gains in 2000 led by new product sales, growth in amplifier sales and acquisitions. The operating performance in this business improved in 2000 as the business became solidly profitable due to strong volume, productivity gains and more cost efficient access to pump lasers achieved through the acquisition of Lasertron. Corning continued to invest heavily in research and development in this business.

Sales in the controls and connectors business increased 14% in 2000 to $241 million. Net income from this business improved slightly, moving from breakeven in 1999 to modest profitability in 2000, primarily due to sales volume increases.

During the third quarter of 2000, the optical networking business began shipments of its wavelength management products to customers. Sales for 2000 were $11 million. This business operated at a loss due to significant research and development investments.

Sales to Corning's largest customer accounted for approximately 12% of the Telecommunications Segment sales in 2000, including a significant portion of total sales in the photonic technologies business, but under 10% of consolidated sales.

Outlook: Management believes the weak conditions in the telecommunications industry experienced in the second part of 2001 will continue into 2002. First quarter sales are expected to approximate fourth quarter 2001 levels; however, losses are expected to decrease somewhat due to restructuring actions taken and the absence of nonrecurring charges.

Management does not expect a recovery in this industry until late 2002, or early 2003. Corning anticipates that recovery in this segment is dependent on capital spending by network operators and cable television entities as they add fiber to metro access networks in the U.S., and on the level of demand in international markets. As the industry currently has significant excess capacity, price pressure is expected to continue throughout 2002.

--------------------------------------------------------------------------------------------------------------------------------
Advanced Materials
(In millions)                                                                 2001             2000            1999
--------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                 $    993          $ 1,021        $  1,025
Research, development and engineering expenses                            $    120          $   116        $     93
Interest expense                                                          $     25          $    18        $     23
Segment earnings before equity earnings                                   $     19          $    58        $     76
     Equity in earnings of associated companies                                 27               22              21
                                                                          --------          -------        --------
Segment net income                                                        $     46          $    80        $     97
                                                                          ========          =======        ========

Segment earnings before equity earnings as a
   percentage of segment sales                                                 1.9%             5.7%            7.4%
Segment net income as a percentage of segment sales                            4.6%             7.8%            9.5%
--------------------------------------------------------------------------------------------------------------------------------

The Advanced Materials Segment manufactures specialized products with unique properties for customer applications utilizing glass, glass ceramic and polymer technologies.

2001 vs. 2000

Sales in 2001 for the Advanced Materials Segment decreased 3% to $993 million compared to sales of $1.02 billion in 2000. Excluding the impact of acquisitions, sales declined 5%. Sales increases in the life sciences business were more than offset by declines in the environmental technologies and semiconductor materials businesses. Segment net income also declined in 2001 as the segment recorded net income of $46 million compared to $80 million in 2000 for a 43% decrease. The decline in profitability was primarily due to weaker performance by the environmental technologies and semiconductor materials businesses partially offset by improved performance by the life sciences business.

Sales in the environmental technologies business, the largest business in the segment and a manufacturer of catalytic converter substrates, decreased 8% in 2001 to $379 million. The business experienced lower sales volumes compared to 2000 due to decreased vehicle production. Volume growth in Asia was more than offset by declining volumes in North America and Europe. Earnings for the year were down almost 50% primarily due to lower sales volumes, manufacturing inefficiencies related to the introduction of new ultra thin wall products, excess capacity and start-up costs in South Africa and China.

In October 2001, Corning announced the approval of a new diesel emission control product manufacturing facility. The new plant will be located in Erwin, NY with construction to begin in 2002. Initial production of substrate and filter products is expected in early 2004.

Sales in the life sciences business, a supplier of advanced microplates and other laboratory products, increased 8% over 2000 to $267 million. The improvement was primarily due to an increase in sales volume. Earnings in the base business almost doubled over 2000 primarily due to a shift to higher margin products in sales mix along with improvements in manufacturing costs and selling, general and administrative expenses. Overall earnings in the business were diluted due to the investment in microarray technology which Corning discontinued at the end of 2001.

Sales in Corning's other Advanced Materials businesses, including semiconductor materials and ophthalmic products, decreased 4% in 2001 to $347 million.
Excluding the acquisition of Tropel in March 2001, sales decreased 11%. The decrease was due to softness in the market for ophthalmic products and high purity fused silica. Earnings for the year were approximately breakeven and down slightly compared to 2000. Lower sales volumes and production slowdowns were partially offset by a marginal increase in equity earnings from Eurokera, a French based manufacturer of glass ceramic cooktops, resulting in comparable earnings between years. Corning plans to exit the lighting and tubing businesses in 2002, and has announced the shutdown of manufacturing facilities in Greenville, OH and Corning, NY.

2000 vs. 1999

Sales in the Advanced Materials Segment were relatively flat compared to 1999 at approximately $1.0 billion, chiefly due to growth in the environmental technologies business, which was offset by a sales decline due to the divestiture of the Quanterra business in January 2000 and flat performance in other Advanced Materials businesses. Excluding the impact of the divestiture, sales improved 6%. Segment net income declined 17% in 2000 as earnings improvements in other Advanced Materials businesses were more than offset by decreased performance in environmental technologies and life sciences while equity earnings remained flat.

Sales in the environmental technologies business increased almost 3% over 1999 to $411 million. The growth in sales resulted from a strong global auto market in 2000 and increased market penetration of Corning's thin-wall products coupled with increases in the base substrate business that was partially offset by the weak Euro. Earnings in this business decreased approximately 12%, principally due to start-up costs of new plants in South Africa and China and elevated research and development spending on diesel substrate programs.

Sales in the life sciences business of $248 million were down over 6% in comparison to 1999 as the business continued to see a shift in spending in the pharmaceutical industry from traditional products to genomics. The business reported a small loss in 2000 compared to a modest profit in 1999. The loss was primarily due to an increased commitment to research and development and marketing costs associated with the launch of Corning's microarray technology products in the third quarter of 2000. Excluding start-up costs related to microarrays, earnings were flat compared to 1999.

Sales in Corning's other Advanced Materials businesses were relatively flat, compared to 1999, at approximately $362 million. The flat performance was due to elevated sales of high purity fused silica products in the semiconductor materials business, which was offset by the impact of the divestiture of Quanterra in January. Excluding the divestiture of Quanterra, sales improved over 23%. Earnings from these businesses more than doubled over 1999 due largely to increased volume and despite flat performances from Eurokera and Keraglass, a French based manufacturer of glass ceramic cooktops.

Outlook: The environmental technologies businesses experienced slow sales at the end of 2001 and that trend is expected to continue into 2002. Sales growth in environmental technologies will be dependent upon an overall economic recovery in the U.S., as well as Europe, evidenced by increased vehicle production. The life sciences business is expected to continue its 2001 growth trends in 2002. The other businesses in this segment experienced sales declines over the latter half of the year and that trend is expected to continue into 2002. Growth in other advanced materials businesses will depend on recovery in the semiconductor materials business and the general economy.

--------------------------------------------------------------------------------------------------------------------------------
Information Display
(In millions)                                                                  2001            2000            1999
--------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                   $   800           $ 894          $  701
Research, development and engineering expenses                              $    40           $  29          $   23
Interest expense                                                            $    23           $  19          $   11
Segment earnings before minority interest and equity earnings               $    44           $ 114          $   58
     Minority interest in earnings of subsidiaries                                              (27)            (23)
     Equity in earnings of associated companies                                 105             145              68
                                                                            -------           -----          ------
Segment net income                                                          $   149           $ 232          $  103
                                                                            =======           =====          ======

Segment earnings before minority interest and
   equity earnings as a percentage of segment sales                             5.5%           12.8%            8.3%
Segment net income as a percentage of segment sales                            18.6%           26.0%           14.7%
--------------------------------------------------------------------------------------------------------------------------------

The Information Display Segment manufactures liquid crystal display glass for flat panel displays (display technologies), glass panels and funnels for televisions and cathode ray tubes (conventional video components), and precision lens assemblies for projection video systems.

2001 vs. 2000

Sales in the Information Display Segment decreased 11% in 2001 to $800 million as sales decreases in the conventional video components and display technologies businesses more than offset an increase in the precision lens business. Segment net income declined 36% with each business deteriorating compared to 2000.

Sales in the display technology business, a leading supplier of ultra-thin glass substrates used to produce flat panel display, decreased 3% to $323 million in 2001. A significant shift in customer demand from Japan to Korea caused volume to increase approximately 35% at Samsung Corning Precision Glass Company Ltd. (Samsung Corning Precision), an equity affiliate and Korean manufacturer of liquid crystal display glass, and 17% in the consolidated business. This volume growth, when offset by the impact of price declines and the deterioration of the yen resulted in the sales decline of 3%. Earnings for 2001 decreased approximately 25%, primarily due to lower operating margins driven by pricing pressures, start-up costs incurred for the May opening of a new manufacturing facility in Taiwan and additional development and engineering expenses for Eagle2000(TM), a new glass substrate used in active matrix liquid crystal displays. Additionally, equity earnings from Samsung Corning Precision were down over 15% compared to 2000 primarily due to Corning having a smaller ownership interest in the company in 2001 vs. 2000.

Sales in the conventional video components business, a manufacturer of optically pure, mechanically precise face plates and funnels for larger-screen television tubes, were $252 million, down 29% compared to 2000. The decrease was primarily due to a weak U.S. economy and increased competitive pricing pressure. Earnings were down almost 50% due to lower sales volumes, decreased margins, a production slowdown in the fourth quarter and lower equity earnings. Samsung Corning
Company Ltd. (Samsung Corning), a manufacturer based in South Korea that produces glass panels and funnels for television and display monitors, also experienced lower sales volumes and increased competitive pricing pressure, and thus lower earnings. Corning owns 50% of Samsung Corning and accounts for this investment under the equity method.

Sales in the precision lens business, a manufacturer of lens systems for projection video and a specialist at making lenses from optical plastics, increased 9% to $225 million in 2001. The increase was due to the growth of digital projection television in the U.S. and China where the demand for high definition television was growing. Despite the increase in sales, earnings for 2001 decreased approximately 30% primarily due to increased research and development spending and manufacturing costs related to capacity expansion of projection television assemblies.

2000 vs. 1999

Sales in the Information Display Segment increased 28% in 2000 to $894 million, primarily due to strong growth in the display technologies and precision lens businesses. Segment net income more than doubled, as did equity earnings, reflecting increased earnings in each business over 1999.

Sales in the conventional video components business remained relatively flat at $354 million for 2000, compared to 1999, due to slightly lower volumes offset in part by price increases as the supply of television glass began to tighten.
Earnings in this business increased 83% compared to 1999, primarily due to higher equity earnings, in addition to cost reductions and the impact of volume and mix as a shift to higher premium products occurred in 2000. The increase in equity earnings reflected improved volume and stable pricing at Samsung Corning.

Sales in the display technologies business in 2000 increased 76% over 1999 to $333 million. This significant increase was the result of continued strong demand for the business' liquid crystal glass for flat panel displays, led by increased penetration into the desktop display market. Earnings in this business more than doubled compared to 1999, reflecting strong volume gains and stable pricing. Also equity earnings from Samsung Corning Precision more than doubled largely due to strong volume gains in the Korean marketplace.

Sales in the precision lens business increased 32% in 2000 to $207 million as a result of strong volume growth for projection televisions driven by demand for larger size digital television sets in the entertainment market sector. Earnings in this business increased 59% over 1999 primarily due to volume gains, manufacturing efficiencies and the refocusing of product lines.

During the fourth quarter of 2000, Samsung Corning recognized a nonoperating gain of $23 million from the divestment of its 40% interest in Samsung Corning Precision. Corning's $11 million share of this gain is excluded from segment equity earnings.

Outlook: Management expects the display technologies business to see growth in sales volume in 2002, primarily due to increased penetration of flat panel monitors. This business will continue to be impacted by its exposure to the exchange rate of the yen. Management expects the soft economy to continue to impact the conventional video components business in 2002 as low demand and overcapacity of glass exert downward pressure on prices. In addition, changes in the competitive environment in the conventional television glass market may present significant challenges to this business. The projection lens business anticipates modest growth that will be dependent on global economic recovery.

NON-SEGMENT RESULTS

Corning's non-segment results include the operations of Steuben, a crystal glass manufacturer, and equity earnings from small nonstrategic investments that are not aligned with Corning's three operating segments. In addition, the results of operating segments does not include impairment and amortization of goodwill, impairment of purchased intangibles, restructuring actions, purchased IPRD charges, other one-time acquisition-related charges and other nonrecurring charges.

Amortization of goodwill

Amortization of goodwill totaled $363 million ($344 million after-tax) in 2001 compared to $216 million ($202 million after-tax) in 2000 and $24 million ($18 million after-tax) in 1999. Amortization of goodwill increased in 2001 as it included charges for the entire year related to transactions completed late in 2000. The amortization of goodwill was reduced by the impairment of goodwill charge taken in the second quarter of 2001. Effective January 1, 2002, Corning adopted Statement of Financial Accounting Standards (SFAS) No. 142, Business Combinations, which eliminates the amortization of goodwill. The new standard is discussed further under New Accounting Standards and Note 1 to the Consolidated Financial Statements.

Nonrecurring non-segment results for 2001 are discussed earlier in Impairment of Goodwill and Other Intangible Assets and Restructuring Actions. Nonrecurring items in 2000 and 1999 are described below.

Other restructuring and impairment charges

In the first quarter of 2000, Corning discontinued recognition of equity earnings from Pittsburgh Corning Corporation (PCC) and recorded a charge to impair its investment for $36 million due to PCC's decision to file for
bankruptcy   protection  and  reorganization   under  Chapter  11  for  asbestos
litigation. See Legal Proceedings and Note 9 to the Consolidated Financial Statements for further detail.

In the third quarter of 1999, Corning recognized an impairment charge of $15 million ($10 million after-tax) in connection with management's decision to sell Quanterra Incorporated.

In the fourth quarter of 1999, Corning released restructuring reserves totaling $14 million ($9 million after-tax) related to early retirement incentives offered in 1998 after determining the total cost of the incentive package would be less than anticipated.

Nonoperating gains

In 2000, Samsung Corning recorded a fourth quarter nonoperating gain of $23 million from the divestment of its 40% interest in Samsung Corning Precision. Corning's $11 million share of this gain is included in equity in earnings of associated companies.

In 2000, Corning recorded a first quarter nonoperating gain of $7 million ($4 million after-tax) on the sale of Quanterra Incorporated to Severn Trent Laboratories for approximately $35 million.

In 1999, Corning recorded a third quarter nonoperating gain of $30 million ($9 million after-tax and minority interest) as a result of the sale by Siecor Corporation of Republic Wire and Cable for approximately $52 million in cash and short-term notes.

Acquisition-related expenses

In the fourth quarter of 2000, Corning recorded a non-tax deductible IPRD charge of $323 million related to the Pirelli transaction.

In the second quarter of 2000, Corning recorded a non-tax deductible IPRD charge of $51 million related to the acquisitions of IntelliSense Corporation ($7 million) and NZ Applied Technologies (NZAT) ($44 million).

In the first  quarter of 2000,  Corning  recorded  an IPRD charge of $42 million
($25   million    after-tax)    related   to   the    acquisition   of   British
Telecommunication's Photonics Technology Research Center (PTRC).

In the first quarter of 2000, Corning recorded a charge for acquisition costs related to the merger of Oak Industries, Inc. of $47 million ($43 million after-tax) primarily comprised of legal and investment banking fees.

Charges for purchased IPRD are described in more detail under In-Process Research and Development.

INCOME TAXES

Corning's effective (benefit) tax rate for continuing operations was (7.4%), 58.9% and 30.7% in 2001, 2000 and 1999, respectively. The effective tax rates for the three years are not comparable, primarily due to the significant amounts of amortization of goodwill and other intangible assets in 2001 and 2000, along with significant charges for impairment of goodwill in 2001 and IPRD in 2000, as these charges are not tax deductible. These items reduce the benefit in 2001 and increase the expense in 2000. Note 8 to the Consolidated Financial Statements reconciles the statutory tax rate to the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Corning is meeting its funding needs through operating cash flows, outside borrowings and equity issuances. At December 31, 2001, Corning had $2.2 billion in cash and short-term investments and an unused revolving credit facility of $2.0 billion.

Cash Flows and Working Capital

Sources of cash flow in 2001 were primarily operations, generating cash of $1.4 billion and financing transactions (primarily issuances of public debt and equity securities) providing cash of $0.9 billion. Corning used cash of $2.4 billion in investing activities, primarily for capital expenditures and the purchase of short-term investments.

Cash provided by operations in 2001 was comparable with 2000 results, despite the decrease in net income due to the magnitude of non-cash charges, increased depreciation and second half reduction in working capital as sales declined. Corning expects cash from operations in 2002 to be significantly less than 2001, primarily due to lower operating earnings and restructuring payments. If sales improve from fourth quarter 2001 levels, Corning expects to use cash as working capital increases commensurate with higher demand. Cash and short-term investments on hand at December 31, 2001, access to commercial paper markets and the revolving credit facility are alternative sources of liquidity. These vehicles are discussed separately below.

Corning has invested significant cash in capital expansions in the last three years. During 2001, Corning reduced its capital spending program from its original plan of $2.5 billion to conserve cash. Capital spending totaled $1.8 billion, $1.7 billion, including $0.2 billion in accrued capital expenditures, and $757 million in 2001, 2000 and 1999, respectively. The high level of capital spending since 1999 relates primarily to capacity expansions in Corning's Telecommunications Segment and expanded research and development facilities. Corning's 2002 capital spending program is expected to be less than $500 million as all expansion-related programs in the Telecommunications Segment are being delayed indefinitely. Expansions in 2002 are expected to be primarily in the liquid crystal display and environmental businesses.

Corning's net investment in short-term instruments during 2001 was $467 million, compared to its initial net investment of $715 million in 2000. In 2000, Corning began investing its excess cash in highly liquid debt securities such as asset-backed securities, municipal and corporate bonds and U.S. treasury notes. These investments are on deposit with a major financial institution.

Corning raised approximately $225 million in August 2001 through the issuance of
14.2 million shares of common stock. The proceeds are expected to finance the acquisition of Lucent Technologies' controlling equity interests in Shanghai Fiber Optic Co., Ltd. and Beijing Fiber Optic Cable Co., Ltd. This transaction is expected to close in the first half of 2002.

In addition, in November 2001 Corning completed a convertible debt offering of $665 million, due November 1, 2008. See Note 12 to the Consolidated Financial Statements for more detail. Corning intends to use the net proceeds of this offering for general corporate purposes.

Dividends paid to common shareholders in 2001 totaled $112 million compared with $210 million in 2000 and $176 million in 1999. On July 9, 2001, Corning announced the discontinuation of the payment of dividends on its common stock.

Corning's working capital decreased from $2.7 billion at the end of 2000 to $2.1 billion at the end of 2001. The ratio of current assets to current liabilities was 2.1 at the end of 2001, compared to 2.4 at the end of 2000. Corning's working capital in 2001 and 2000 included large cash and short-term investment balances. Excluding cash and short-term investments, Corning's working capital for 2001 was $(106) million, or a decrease of $997 million, compared to $891 million in 2000. The decrease in non-cash components of working capital was primarily due to lower inventories and a significant decrease in accounts receivable. Days sales outstanding in trade receivables decreased to 54 days for the fourth quarter of 2001, from 56 days for the fourth quarter of 2000. As of December 31, 2001, Corning had not provided vendor financing to any of its customers. Corning's long-term debt as a percentage of total capital increased from 27% at year-end 2000 to 45% at the end of 2001. The increase is primarily due to the reduction in shareholders' equity arising from losses recorded in 2001 and the issuance of convertible debt in November 2001.

Financing Matters and Credit Ratings

Commercial paper borrowings outstanding at December 31, 2001, totaled $233 million with a weighted-average maturity of 23 days. Corning's commercial paper program is supported by the $2.0 billion revolving credit facility with 18 banks, expiring on August 17, 2005. As of December 31, 2001, there were no borrowings under the facility. The facility includes a covenant requiring Corning to maintain a total debt to capital ratio, as defined, not greater than 60%. At December 31, 2001, this ratio was 47%.

Corning's credit ratings as of March 1, 2002 were as follows:

RATING AGENCY                        Rating                 Rating
Last Update                      Long-Term Debt        Commercial Paper
-----------                      --------------        ----------------

Standard & Poor's (a)                 BBB                    A-2
    November 6, 2001

Moody's (a)                           Baa1                   P-2
    November 7, 2001

Fitch (a)                             BBB-                   F-3
    February 4, 2002

(a) All three credit rating agencies have maintained a negative outlook which means a rating may be lowered.

Should business performance decline from the levels experienced in the fourth quarter of 2001, these ratings could receive further review for possible downgrade. A downgrade in short-term ratings could result in a significantly reduced ability to access the commercial paper market and higher borrowing costs. Corning's debt agreements do not include covenants that accelerate the maturity of borrowings as a result of changes in credit ratings.

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

In March 2001, Corning filed a universal shelf registration statement with the U.S. Securities and Exchange Commission (SEC) that became effective in the first quarter. The shelf permits the issuance of up to $5.0 billion of various debt and equity securities. As of December 31, 2001, Corning's remaining capacity under its shelf registration was approximately $4.1 billion.

Corning's 2001 earnings were not adequate to cover its fixed charges (principally interest and related charges on debt), primarily as a result of losses incurred in Corning's Telecommunication's Segment and the impairment of goodwill. Corning's earnings may not be sufficient to cover its fixed charges in 2002.

Management believes that Corning has ample liquidity, retains satisfactory access to the capital markets and maintains unused, revolving credit facilities.

Obligations, Commitments and Contingencies

At December 31, 2001, the contractual cash obligations and other commercial commitments and contingencies of Corning were as follows:

Contractual Cash Obligations
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2006 and
                                                          2002       2003       2004        2005    thereafter     Total
--------------------------------------------------------------------------------------------------------------------------------

(In millions)
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                          $  244     $  173     $   38    $  2,411    $  2,003      $  4,869
Minimum rental commitments                                  67         61         57          51         331           567
Business combinations                                      225                                                         225
--------------------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations                      $  536     $  234     $   95    $  2,462    $  2,334      $  5,661
--------------------------------------------------------------------------------------------------------------------------------

At December 31, 2001, future minimum lease payments to be received under a noncancelable sublease to Quest Diagnostics totaled $47 million. Quest Diagnostics, in turn, has a noncancelable sublease covering approximately $31 million of the minimum lease payments due to Corning. Corning has agreed to indemnify Quest Diagnostics should Quest Diagnostics' sublessee default on the minimum lease payments. Additionally, Corning continues to guarantee certain obligations of Quest Diagnostics totaling $14 million.


Other Commercial Commitments and Contingencies

------------------------------------------------------------------------------------------------------------------------------------
                                                                Amount of commitment and contingency expiration per period
                                                                ----------------------------------------------------------
                                                                   Less than   1 to 2     2 to 3      3 to 4     5 years and
                                                         Total      1 year      years      years       years      thereafter
------------------------------------------------------------------------------------------------------------------------------------

(In millions)
------------------------------------------------------------------------------------------------------------------------------------
Performance bonds and guarantees                        $  241                                                      $  241
Contingent purchase price for acquisitions                 238      $  25       $  25                                  188
Dow Corning credit facility                                150                                                         150
Stand-by letters of credit                                  33         33
Loan guarantees                                             16         12           4
------------------------------------------------------------------------------------------------------------------------------------
Total other commercial commitments
  and contingencies                                     $  678      $  70       $  29                               $  579
------------------------------------------------------------------------------------------------------------------------------------


At December 31, 2001, Corning had guaranteed debt of equity affiliates totaling $16 million. In addition, Corning and certain of its subsidiaries have provided other financial guarantees and contingent liabilities in the form of purchase price adjustments related to attainment of milestones, stand-by letters of credit and performance bonds, some of which do not have fixed or scheduled expiration dates. Corning has agreed to provide a credit facility related to Dow Corning as discussed in Note 9 to the Consolidated Financial Statements. The funding of the Dow Corning credit facility is subject to events connected to the Bankruptcy Plan as described in Note 9. Management believes the significant majority of the other guarantees and contingent liabilities will expire without being funded.

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

Amounts allocated to purchased IPRD were established through recognized valuation techniques in the high technology communications industry. Certain projects were acquired for which technological feasibility had not been established at the date of acquisition and for which no alternative future uses existed. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as interpreted by Financial Accounting Standards Board (FASB) Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," amounts assigned to IPRD meeting the above criteria must be charged to expense at the date of consummation of the purchase.

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

Expected future debt-free income was derived with the following considerations:

- revenues were estimated based on relevant market size, growth trends in the industry and individual product sales cycles,
- estimated operating expenses included cost of goods sold, selling, general and administrative expenses, and research and development expenses to maintain the products once they have been introduced,
- estimated tax expenses were specific to each acquired entity and its tax profile, and
- for certain projects, as appropriate, a return on core technology was deducted based upon market standards for licensed existing technology and a return on assets was deducted based upon industry comparisons.

The nature of the efforts to develop the acquired technology into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the product can meet market expectations. Corning expects that products incorporating the acquired technology from these projects will be completed and will begin to generate cash flows over the five years following integration.

Management expects to continue supporting the majority of these research and development efforts. Projects abandoned are noted below. This support is not expected to change Corning's research and development expense trends. However, the timing and success of development of these technologies remains a risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competition in the marketplace.

The following is a more detailed discussion of the valuations associated with acquisitions for which such charges have been recorded:

Acquisition of Pirelli's Optical Components and Devices Business
----------------------------------------------------------------

On December 12, 2000, Corning completed the Pirelli transaction. This business had a significant number of research and development projects ongoing at the time of acquisition of which 12 were valued as IPRD projects. Projected debt-free income was initially discounted using a rate of 17% to reflect the weighted-average cost of capital (entity risk) for this entity. Each product was also discounted to account for the research project's stage of development. Corning recorded a non-tax deductible IPRD charge of $323 million in the fourth quarter of 2000.

Costs to complete the in-process research programs are expected to approximate $25 million to $30 million. These projects have been categorized into four product technologies as follows:

Lithium Niobate Modulators

The business is developing a number of different lithium niobate modulators. Lithium niobate modulators are ideally suited for use in high-speed, long-haul optical communications networks. The technology has been chosen by a majority of long-haul equipment suppliers because it has the best combination of optical, electronic and reliability performance. Five of the research projects qualified as IPRD projects, and the completion percentages of these five projects ranged from 10%-90%. A non-tax deductible charge of $235 million was recognized and the value of individual modulator projects in-process ranged from $19 million to $83 million.

Submarine Products

The business had planned to develop high reliability 980 nanometer (nm) pump laser chips and modules for submarine use. These devices are components within an optical amplifier. At the acquisition date, two IPRD projects with completion percentages of 10% and 50% were valued. A non-tax deductible charge of $26 million resulted from 980 nm pump laser submarine projects in process. Individual research values were $3 million and $23 million.

As part of the downsizing of the photonic technologies business announced on July 9, 2001, Corning abandoned this project. This action did not have a material impact on cash flow, or the results of operations.

Gratings

At the date of acquisition, three qualifying gratings programs with completion percentages ranging from 20%-85% were valued. A non-tax deductible IPRD charge of $16 million resulted from gratings programs. Individual in-process projects were valued between $2 million and $11 million.

As part of the downsizing of the photonic technologies business announced on July 9, 2001, Corning abandoned this project. This action did not have a material impact on cash flow, or the results of operations.

Specialty Fiber

Two specialty fiber programs at the business met the definition of IPRD. Specialty fibers are used in conjunction with several other components to make an erbium doped fiber amplifier, which boosts the strength of the optical signal. At the acquisition date, these projects were 40% and 60% complete. A non-tax deductible IPRD charge of $46 million resulted from specialty fiber programs, with the largest program being valued at $42 million.

IntelliSense
------------

On June 12, 2000, Corning completed the acquisition of the remaining shares of IntelliSense, a manufacturer and developer of micro-electro-mechanical systems
(MEMs), or small electro-mechanical, micro-fabricated devices. MEMs technology, when integrated with optics and packaging expertise, enables the development of optical add-drop switches and optical cross connects, that are expected to play a key role in the development and build out of the optical networking layer. As of the acquisition date, IntelliSense had three qualifying research projects underway. These research and development projects are anticipated to result primarily in the development of new telecommunications products. Projected debt-free income was initially discounted using a rate of 20% to reflect the weighted-average cost of capital (entity risk) for IntelliSense. Each product was also discounted to account for the research project's stage of development. The completion percentages ranged from 10%-90%. At the acquisition date, the projected costs to complete the IPRD programs approximated $20 million. Corning recorded a $7 million IPRD charge in the second quarter of 2000. No project valued exceeded $5 million.

If none of the projects are successfully completed, Corning may lose an opportunity to capitalize on emerging markets. Failure of any single project would not materially impact Corning's financial condition, results of operations or liquidity.

In all material respects, the research projects have progressed as planned at acquisition.

NZ Applied Technologies
-----------------------

On May 5, 2000, Corning completed the acquisition of NZAT. NZAT was developing a line of high speed, solid-state components for dense wavelength division multiplexing systems, such as variable optical attenuators, that will meet industry demands for speed and quality. Of these projects, four were determined to meet the criteria for purchased IPRD as of the acquisition date. Projected debt-free income was initially discounted using a rate of 21% to reflect the weighted-average cost of capital (entity risk) for NZAT. Each product was also discounted to account for the research project's stage of development. The completion percentages ranged from 10%-80%. At the acquisition date, the projected costs to complete the IPRD programs approximated $10 million. A $44 million non-tax deductible IPRD charge was recognized and the value of individual projects ranged from $1 million to $29 million.

If none of the projects are successfully completed, Corning may lose an opportunity to capitalize on emerging markets. Failure of any single project would not materially impact Corning's financial condition, results of operations or liquidity.

In the fourth quarter of 2000, NZAT completed certain product development milestones for its variable optical attenuator products.

Photonics Technology Research Center
------------------------------------

On February 14, 2000, Corning acquired PTRC. Located in Suffolk, UK, the PTRC had extensive research and development efforts underway at the acquisition date including work on planar integrated optics, semiconductor optical amplifiers, electro-absorption modulators and optical networking devices. Seven projects were determined to meet the criteria for purchased IPRD. Projected debt-free income was determined for each of the projects and initially discounted using a rate of 35% to reflect the weighted-average cost of capital (entity risk) for PTRC. Each product was also discounted to account for the research project's stage of development. The completion percentages ranged from 50%-80%. At the acquisition date, the projected costs to complete the IPRD programs approximated $40 million. A $42 million ($25 million after-tax) IPRD charge was recognized and the value of individual projects ranged from less than $1 million to $16 million.

If none of the projects are successfully completed, Corning may lose an opportunity to capitalize on emerging markets. Failure of any single project would not materially impact Corning's financial condition, results of operations or liquidity.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $24 million for its estimated liability for environmental cleanup and related litigation at December 31, 2001. Based upon the information developed to date, management believes that the accrued amount is a reasonable estimate of Corning's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

MARKET RISK DISCLOSURES

Corning operates and conducts business in many foreign countries and as a result is exposed to movements in foreign currency exchange rates. Corning's exposure to exchange rate effects includes:

- exchange rate movements on financial instruments and transactions denominated in foreign currencies which impact earnings, and
-    exchange  rate  movements   upon   conversion  of  net  assets  in  foreign
     subsidiaries for which the functional currency is not the U.S. dollar, which impact Corning's net equity.

Corning's most significant foreign currency exposures relate to Japan, Korea, Taiwan and Western European countries. Corning selectively enters into foreign exchange forward and option contracts with durations generally 12 months or less to hedge its exposure to exchange rate risk on foreign source income and purchases. The hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on Corning's operating results. Corning also enters into foreign exchange forward contracts when situations arise where its foreign subsidiaries or Corning Incorporated enter into lending situations, generally on an intercompany basis, denominated in currencies other than their local currency. Corning does not hold or issue any derivative contracts that hedge its foreign currency denominated net asset exposures. Corning does not hold or issue derivative financial instruments for trading purposes.

Equity in earnings of associated companies has historically represented a significant amount of Corning's income from continuing operations. Equity in earnings of associated companies was $148 million in 2001 with foreign-based affiliates comprising 93% of this amount. Exchange rate fluctuations and actions taken by management of these entities to reduce this risk can affect the earnings of these companies.

Corning uses a sensitivity analysis to assess the market risk associated with its foreign currency exchange risk. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. At December 31, 2001, Corning and its consolidated subsidiaries had open forward contracts, open option contracts, foreign denominated debt and foreign cash and cash equivalent holdings with values exposed to exchange rate movements, all of which were designated as hedges at December 31, 2001. A 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $83 million.

The nature of Corning's foreign exchange rate risk exposures have not changed materially from December 31, 2000, however Corning's acquisition activity in 2000 has expanded its presence in international markets and thus increased the degree of its exposures overall.

In 2000, Corning began investing in start-up companies with emerging technologies in the telecommunications industry. These investments are recorded at cost and contain a high degree of risk as the technologies under development may never yield marketable products. Investments of this nature totaled $133 million and $52 million at December 31, 2001 and 2000, respectively. Corning routinely assesses the recoverability of the carrying value of these investments and will impair these assets when a decline in value is other than temporary.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management's most difficult, subjective or complex judgments are described below. The critical judgments impacting the financial statements include:

-    the impairment of goodwill and other intangible assets,
-    inventory write-down and realizability determinations,
-    salvage values of assets impaired in connection with restructuring actions,
-    valuation allowances for deferred income taxes, and
-    purchased IPRD.

In each situation, management is required to make estimates about the effects of matters, or future events that are inherently uncertain. Specifically, in its assessment of impairment of goodwill and other intangible assets, management made estimates of the fair values based upon forecasted revenues and operations. (Refer to Impairment of Goodwill and Other Intangible Assets for further discussion of management's determination of its impairment charge.) An assessment of inventory realizability requires management to forecast sales and future technological developments. An estimation of salvage values associated with assets to be disposed of requires judgments concerning such factors as fluctuating real estate markets and timing of disposal. Corning has reduced its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, Corning has estimated future taxable income in determining the valuation allowance. Valuing purchased IPRD requires management to estimate the amount and timing of future cash flows resulting from new product introductions.

Corning used what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling-of-interests method is prohibited for transactions initiated after June 30, 2001. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. SFAS No. 142 was effective for Corning on January 1, 2002. An assessment of the recoverability of goodwill recorded on the date of adoption must be performed within one year. At December 31, 2001, goodwill approximated $1.9 billion. Corning does not anticipate a transitional impairment charge from the adoption of the standard.

The following table presents a reconciliation  of reported net (loss) income and
(loss) earnings per share to adjusted net (loss) income and (loss) earnings per share, as if SFAS No. 142 had been in effect as follows:

                                                                           Years ended December 31,
                                                                  -----------------------------------------
(In millions)                                                          2001          2000           1999
-----------------------------------------------------------------------------------------------------------

Reported net (loss) income                                        $  (5,498)     $    422       $    516
Goodwill amortization, net of income taxes                              345           203             18
                                                                  ----------------------------------------
Adjusted net (loss) income                                        $  (5,153)     $    625       $    534
                                                                  ========================================

Reported net (loss) income per share - basic                      $   (5.89)     $   0.49       $   0.67
Goodwill amortization, net of income taxes                             0.37          0.24           0.03
                                                                  ----------------------------------------
Adjusted net (loss) income per share - basic                      $   (5.52)     $   0.73       $   0.70
                                                                  ========================================

Reported net (loss) income per share - diluted                    $   (5.89)     $   0.48       $   0.66
Goodwill amortization, net of income taxes                             0.37          0.23           0.02
                                                                  ----------------------------------------
Adjusted net (loss) income per share - diluted                    $   (5.52)     $   0.71       $   0.68
                                                                  ========================================

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Corning is required to implement SFAS No. 143 on January 1, 2003. Corning does not expect this standard to have a material impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Corning is required to implement SFAS No. 144 on January 1, 2002. Corning does not expect this standard to have a material impact on its consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report, in reports subsequently filed by Corning with the SEC on Forms 10-Q and 8-K and related comments by management which are not historical facts or information and contain words such as "believes," "expects," "anticipates," "estimates," "forecasts," and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-    global economic conditions,
-    currency fluctuations,
-    product demand and industry capacity,
-    competitive products and pricing,
-    sufficiency of manufacturing capacity and efficiencies,
-    cost reductions,
-    availability and costs of critical materials,
-    new product development and commercialization,
-    attracting and retaining key personnel,
-    order activity and demand from major customers,
- fluctuations in capital spending by customers in the telecommunications industry and other business segments,
-    changes in the mix of sales between premium and non-premium products,
-    facility expansions and new plant start-up costs,
-    adverse litigation or regulatory developments,
-    capital resource and cash flow activities,
-    capital spending,
-    equity company activities,
-    interest costs,
-    acquisition and divestiture activity,
-    the rate of technology change,
-    the ability to enforce patents,
-    product performance issues,
-    stock price fluctuations, and
-    other risks detailed in Corning's SEC filings.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risks
---------------------------------------------------------------------

See Item 7, Market Risk Disclosures, appearing on page 29.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

See Item 14 (a) 1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None.

                                    PART III


Item 10.  Directors and Executive Officers
------------------------------------------

A list of Directors of the Company, appearing under the captions "Nominees for Election" and "Directors Continuing in Office" in the Proxy Statement relating to the annual meeting of shareholders to be held on April 25, 2002, is incorporated by reference in this Annual Report on Form 10-K.

                      Executive Officers of the Registrant


John W. Loose   President and Chief Executive Officer
Mr. Loose joined Corning in 1964 and subsequently held a variety of sales and marketing positions in the Consumer Products Division. In 1986 he was appointed vice president and general manager for the Asia-Pacific area. In 1988 he was appointed vice president for Corning International Corporation and president and chief executive officer of Corning Asahi Video Products Company and subsequently senior vice president, International. In April 1990 he was elected executive vice president responsible for the Information Display Group. In 1993, Mr. Loose became responsible for the consumer business and was elected president and chief executive officer of Corning Consumer Products Company. In 1996 he was elected president, Corning Communications. He was elected president and chief operating officer in 1999. In 2000, Mr. Loose was elected chief executive officer effective January 1, 2001. Mr. Loose is a director of Dow Corning Corporation and Polaroid Corporation, a trustee of Corning Incorporated Foundation and the Corning Museum of Glass and a member of The Business Council, the Business Roundtable and the Business Council of New York State and has been a member of Corning's Board of Directors since 1996. Age 60.

James B. Flaws   Executive Vice President and Chief Financial Officer
Mr. Flaws joined Corning in 1973 and has held a variety of positions within Corning's Consumer Products group and in 1991 was appointed vice president and chief financial officer. Mr. Flaws was elected assistant treasurer of Corning Incorporated in 1993, vice president and controller effective as of February 1, 1997 and vice president-finance and treasurer effective as of May 16, 1997. He was elected senior vice president and chief financial officer in December, 1997. Mr. Flaws is a director of Dow Corning Corporation. He was elected to his present position in 1999. Mr. Flaws has been a member of Corning's Board of Directors since December 2000. Age 53.

Peter F. Volanakis   President, Corning Technologies
Mr. Volanakis joined Corning in 1982 and subsequently held various marketing, development and commercial positions in several divisions. In 1991, he was appointed director of corporate marketing. In 1995, he was named executive vice president of Siecor Corporation. He was named senior vice president of Advanced Display Products in October 1997. Effective January 1, 1999, he was appointed executive vice president of the Advanced Display and Science Products Divisions. In December 2000, he was elected president, Corning Technologies effective January 1, 2001. Mr. Volanakis is a director of Dow Corning Corporation. Mr. Volanakis has been a member of Corning's Board of Directors since December 2000. Age 46.

Wendell P. Weeks   President, Corning Optical Communications
Mr. Weeks joined Corning in 1983 and has served in various accounting, business development, and business manager positions. In 1992, he was named general manager and director of external development, Opto-Electronics Components Business, division vice president in July 1994, and deputy general manager in June 1995. He was appointed vice president and general manager of the Telecommunications Products Division in March 1996 and senior vice president effective November 1, 1997. Effective January 1, 1999, he was appointed executive vice president of Opto-Electronics. In December 2000, he was elected president of Corning Optical Communications effective January 1, 2001. Mr. Weeks has been a member of Corning's Board of Directors since December 2000. Age 42.

Katherine A. Asbeck   Senior Vice President and Controller
Ms. Asbeck joined Corning in 1991 as director of accounting. She was appointed assistant controller in 1993, designated chief accounting officer in 1994 and elected vice president and controller effective as of May 1997. In December 2000, she was elected senior vice president effective January 1, 2001. Age 45.

Robert L. Ecklin Executive Vice President, Environmental Technologies and Strategic Growth
Mr. Ecklin joined Corning in 1961 and served in a variety of U.S. and international manufacturing and engineering managerial positions. For Corning Engineering he served as its vice president in 1982 and was appointed its president in 1983. In 1986 he became vice president of Business Development. Mr. Ecklin was appointed general manager of the Industrial Products Division in 1989 and senior vice president in 1990. Effective January 1999, he was appointed executive vice president of the Environmental Products Division and effective January 2001, he was named executive vice president, Optical Communications. He was named executive vice president - Environmental Technologies and Strategic Growth effective January 1, 2002. Age 63.

William D. Eggers   Senior Vice President and General Counsel
Mr. Eggers joined Corning in 1997 as vice president and deputy general counsel. He was elected senior vice president and general counsel in February 1998. Mr. Eggers was a Partner with the Rochester firm of Nixon, Hargrave, Devans & Doyle, LLP, before joining Corning, and was outside litigation counsel for Corning in a number of commercial matters. Age 57.

Alan T. Eusden   Senior Vice President and General Manager, Optical Fiber
Mr. Eusden joined Corning in 1983 and has held a variety of manufacturing and financial management positions within the Telecommunications Products and Specialty Materials Divisions. In 1994, he was appointed general manager of Corning GmbH. He was appointed division vice president and deputy general manager of the Telecommunications Products Division in April 1998 and was appointed division vice president and general manager-TPD in September 1998. He was elected vice president and general manager-Optical Fiber in January 1999, and appointed to his current position in December 2000 effective January 1, 2001. Age 46.

Gerald J. Fine   Executive Vice President, Photonic Technologies
Dr. Fine joined Corning in 1985 as a research scientist in the Research and Development Division and served as manager, Consumer Products Development for the division from 1990-1992. He held management positions for Corning Asahi Video Products and was named deputy general manager-Advanced Display Products in 1995. He was named vice president and general manager-Photonic Technologies Division in October 1997. In December 2000, Dr. Fine was appointed executive vice president-Photonic Technologies effective January 1, 2001. Age 44.

Kirk P. Gregg   Senior Vice President, Administration
Mr. Gregg joined Corning in 1993 as director of Executive Compensation, was named vice president of Executive Resources and Employee Benefits in December 1994. He was named to his current position in December 1997. Prior to joining Corning, Mr. Gregg was with General Dynamics Corporation as corporate director, Key Management Programs, and was responsible for executive compensation and benefits, executive development and recruiting. Age 42.

Joseph A. Miller   Senior Vice President and Chief Technology Officer
Dr. Miller joined Corning in 2001 and was appointed to his current position effective July 1, 2001. Prior to joining Corning, Dr. Miller was with E.I. DuPont de Nemours, Inc., where he served as chief technology officer and senior vice president for research and development since 1994. He began his career with DuPont in 1966 as a research chemist in Polymer Science. He also held a variety of positions in research and development, manufacturing, business and marketing. Age 60.

Donald H. McConnell   Senior Vice President, Director-Science and Technology
Mr. McConnell joined Corning in 1966 and has held a variety of manufacturing and engineering management positions. He became division vice president-Corning
Asahi Video Products in 1989 and was appointed division vice president-Product and Process Development, Science and Technology, in January 1995. Mr. McConnell was appointed vice president-Science & Technology in April 1997 and was named vice president-Science & Technology and technology delivery officer-Corning Optical Communications in March 1999. Effective January 2001, Mr. McConnell was elected senior vice president, director-Science and Technology. Age 58.

Pamela C. Schneider Senior Vice President-Human Resources and Diversity Officer Ms. Schneider joined Corning in 1986 and has held a variety of financial and human resource management positions. In 1991 she was named chief financial officer of Corning Asahi Video Products. In January 1993, she was appointed vice president and chief financial officer for Corning Consumer Products Company and named vice president for Finance & Administration in 1995. She was named vice president-Human Resources and diversity officer in December 1997 and was appointed to her present position in December 1999. Age 48.

Item 11.  Executive Compensation
--------------------------------

Information covering Executive Compensation, appearing under the captions "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Other Matters" in the Proxy Statement relating to the annual meeting of shareholders to be held on April 25, 2002, is incorporated by reference in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Information with respect to Security Ownership of Certain Beneficial Owners, appearing under the caption "Security Ownership of Certain Beneficial Owners" in the Proxy Statement relating to the annual meeting of shareholders to be held on April 25, 2002, is incorporated by reference in this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

A description of transactions with management and others and certain business relationships, appearing under the captions "Matters Relating to Directors" and "Other Matters" in the Proxy Statement relating to the annual meeting of shareholders to be held on April 25, 2002, is incorporated by reference in this Annual Report on Form 10-K.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  Documents filed as part of this report:

     1. Index to financial statements and financial statement schedules, filed as part of this report:

                                                                           Page

             Report of Independent Accountants                              39

             Consolidated Statements of Income                              40

             Consolidated Balance Sheets                                    41

             Consolidated Statements of Cash Flows                          42

             Consolidated Statements of Changes in Shareholders' Equity     43

             Notes to Consolidated Financial Statements                   44-73

             Financial Statement Schedule:
                   II       Valuation Accounts and Reserves                 74

     2.   Supplementary Data:
             Quarterly Operating Results and Related Market Data            75
             Five Years in Review - Historical Comparison                 76-77
             Investor Information                                           78

     3.   Exhibits filed as part of this report: see (c) below.

(b)  Reports on Form 8-K filed during the last quarter of fiscal 2001:

     A report on Form 8-K dated October 3, 2001, filed in connection with the registrant's restructuring program.

     A report on Form 8-K dated October 18, 2001, filed in connection with the registrant's third quarter results.

     A report on Form 8-K dated November 9, 2001, filed in connection with the registrant's plan for a convertible debenture offering.

     A report on Form 8-K dated November 13, 2001, filed in connection with the registrant's issuance of 3.5% convertible debentures.

     A report on Form 8-K dated November 15, 2001,  filed in connection with the
     registrant's   convertible  debenture  offering  whereby  the  underwriters exercised their option to purchase additional debentures.

(c)  Exhibits filed as part of this report:

     #4 Rights Agreement dated June 5, 1996, that defines the preferred share purchase rights which trade with the Registrant's common stock, which appears as Exhibit 1 to Form 8-K, dated July 10, 1996, is incorporated herein by reference in this Annual Report on Form 10-K.

     #12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

     #21  Subsidiaries of the Registrant at December 31, 2001

     #23  Consent of Independent Accountants

     #24  Powers of Attorney

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated


              Principal Executive Officer
By               /s/ John W. Loose                 President and                                                     March 4, 2002
       ----------------------------------------    Chief Executive Officer
                    (John W. Loose)

              Principal Financial Officer
By               /s/ James B. Flaws                Executive Vice President and                                      March 4, 2002
       ----------------------------------------    Chief Financial Officer
                  (James B. Flaws)

             Principal Accounting Officer
By              /s/ Katherine A. Asbeck            Senior Vice President and Controller                              March 4, 2002
       ----------------------------------------
                 (Katherine A. Asbeck)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated.

                                                   Capacity                                                              Date
                      *
                                                   Chairman of the Board of Directors                                March 4, 2002
-----------------------------------------------
             (James R. Houghton)


                      *
                                                   Director                                                          March 4, 2002
-----------------------------------------------
             (Roger G. Ackerman)


                      *
                                                   Director                                                          March 4, 2002
-----------------------------------------------
             (John Seely Brown)


                      *
                                                   Director                                                          March 4, 2002
-----------------------------------------------
              (James B. Flaws)


                      *
                                                   Director                                                          March 4, 2002
-----------------------------------------------
                (Gordon Gund)


                      *
                                                   Director                                                          March 4, 2002
-----------------------------------------------
             (John M. Hennessy)



                      *
                                                   Director                                                          March 4, 2002
-----------------------------------------------
               (John W. Loose)


                      *
                                                   Director                                                          March 4, 2002
-----------------------------------------------
             (James J. O'Connor)


                      *
                                                   Director                                                          March 4, 2002
-----------------------------------------------
             (Catherine A. Rein)


                      *
                                                   Director                                                          March 4, 2002
-----------------------------------------------
             (Deborah D. Rieman)


                      *
                                                   Director                                                          March 4, 2002
-----------------------------------------------
              (H. Onno Ruding)


                      *
                                                   Director                                                          March 4, 2002
-----------------------------------------------
           (William D. Smithburg)


                      *
                                                   Director                                                          March 4, 2002
-----------------------------------------------
            (Hansel E. Tookes II)


                      *
                                                   Director                                                          March 4, 2002
-----------------------------------------------
            (Peter F. Volanakis)


                      *
                                                   Director                                                          March 4, 2002
-----------------------------------------------
             (Wendell P. Weeks)



*By              /s/ William D. Eggers
       ----------------------------------------
         (William D. Eggers, Attorney-in-fact)


Report of Independent Accountants


PricewaterhouseCoopers LLP




To the Board of Directors and Shareholders of Corning Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 36 present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(1) on page 36 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, New York 10019


January 23, 2002


Consolidated Statements of Income                                                      Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                Years ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)                                                   2001            2000              1999
----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                            $   6,272         $ 7,127          $  4,741
Cost of sales                                                                            4,380           4,131             2,930
                                                                                     ---------------------------------------------

Gross margin                                                                             1,892           2,996             1,811

Operating expenses:
   Selling, general and administrative expenses                                          1,097           1,047               667
   Research, development and engineering expenses                                          631             540               378
   Amortization of purchased intangibles, including goodwill                               439             245                28
   Acquisition-related charges                                                                             463
   Impairment and restructuring charges                                                  5,725                                 1
                                                                                     ---------------------------------------------

Operating (loss) income                                                                 (6,000)            701               737

Interest income                                                                             68             105                12
Interest expense                                                                          (153)           (107)              (93)
Other expense, net                                                                         (26)            (15)              (11)
Nonoperating gain                                                                                            7                30
                                                                                     ---------------------------------------------

(Loss) income from continuing operations before income taxes                            (6,111)            691               675
(Benefit) provision for income taxes                                                      (452)            407               207
                                                                                     ---------------------------------------------

(Loss) income from continuing operations before minority interest
  and equity earnings                                                                   (5,659)            284               468
Minority interest in losses (earnings) of subsidiaries                                      13             (24)              (67)
Dividends on convertible preferred securities of subsidiary                                                                   (2)
Equity in earnings of associated companies                                                 148             185               112
Impairment of equity investment                                                                            (36)
                                                                                     ---------------------------------------------

(Loss) income from continuing operations                                                (5,498)            409               511
Income from discontinued operations, net of income taxes                                                    13                 5
                                                                                     ---------------------------------------------

NET (LOSS) INCOME                                                                    $  (5,498)        $   422          $    516
                                                                                     =============================================

BASIC (LOSS) EARNINGS PER SHARE
  Continuing operations                                                              $  (5.89)         $  0.48          $   0.67
  Discontinued operations                                                                                 0.01
                                                                                     ---------------------------------------------
NET (LOSS) INCOME PER SHARE                                                          $  (5.89)         $  0.49          $   0.67
                                                                                     =============================================

DILUTED (LOSS) EARNINGS PER SHARE
  Continuing operations                                                              $  (5.89)         $  0.46          $   0.65
  Discontinued operations                                                                                 0.02              0.01
                                                                                     ---------------------------------------------
NET (LOSS) INCOME PER SHARE                                                          $  (5.89)         $  0.48          $   0.66
                                                                                     =============================================


The accompanying notes are an integral part of these statements.


Consolidated Balance Sheets                                                            Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      December 31,
----------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                                 2001                  2000
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                                              $   1,037             $   1,079
  Short-term investments, at fair value                                                      1,182                   715
                                                                                         --------------------------------
    Total cash and short-term investments                                                    2,219                 1,794
  Trade accounts receivable, net of doubtful accounts and
   allowances - $60/2001; $47/2000                                                             593                 1,302
  Inventories                                                                                  725                 1,040
  Deferred income taxes                                                                        347                   172
  Other current assets                                                                         223                   326
                                                                                         --------------------------------

    Total current assets                                                                     4,107                 4,634
                                                                                         --------------------------------

Investments:
  Associated companies, at equity                                                              636                   494
  Others, at cost or fair value                                                                142                   156
                                                                                         --------------------------------
    Total investments                                                                          778                   650
                                                                                         --------------------------------
Plant and equipment, at cost, net of accumulated depreciation                                5,097                 4,679
Goodwill, net of accumulated amortization - $661/2001; $303/2000                             1,937                 6,779
Other intangible assets, net of accumulated amortization
  - $90/2001; $52/2000                                                                         352                   561
Other assets                                                                                   522                   223
                                                                                         --------------------------------

TOTAL ASSETS                                                                             $  12,793             $  17,526
                                                                                         ================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Loans payable                                                                          $     477             $     128
  Accounts payable                                                                             441                   855
  Other accrued liabilities                                                                  1,076                   966
                                                                                         --------------------------------

  Total current liabilities                                                                  1,994                 1,949
                                                                                         --------------------------------

Long-term debt                                                                               4,461                 3,966
Postretirement benefits other than pensions                                                    608                   588
Deferred income taxes                                                                                                 61
Other liabilities                                                                              190                   181
Minority interest in subsidiary companies                                                      119                   139
Convertible preferred stock                                                                      7                     9
Common shareholders' equity:
  Common stock, including excess over par value
    and other capital - par value $0.50 per share;
    Shares authorized: 3.8 billion;
    Shares issued: 1.0 billion/2001 and 2000                                                10,044                 9,512
  (Accumulated deficit) retained earnings                                                   (3,610)                2,001
  Less cost of 79 million/2001 and 76 million/2000
    shares of common stock in treasury                                                        (827)                 (753)
  Accumulated other comprehensive loss                                                        (193)                 (127)
                                                                                         --------------------------------

  Total common shareholders' equity                                                          5,414                10,633
                                                                                         --------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $  12,793             $  17,526
                                                                                         ================================

The accompanying notes are an integral part of these statements.


Consolidated Statements of Cash Flows                                                  Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Years ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                                 2001        2000         1999
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   (Loss) income from continuing operations                                               $ (5,498)     $  409       $  511
   Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
      Amortization of purchased intangibles, including goodwill                                439         245           28
      Depreciation                                                                             641         516          376
      Impairment of goodwill and other intangible assets                                     4,764
      Nonoperating gains                                                                                    (7)         (30)
      Acquisition-related charges                                                                          463
      Impairment of assets and restructuring charges, net of cash spent                        884                        1
      Inventory write-down                                                                     333
      Stock compensation charges                                                               130          31            7
      Equity in earnings of associated companies in excess of dividends received               (94)       (140)         (61)
      Impairment of equity investment                                                                       36
      Minority interest, net of dividends paid                                                 (22)        (83)          50
      Deferred tax (benefit) expense                                                          (511)        (48)          43
      Interest expense on convertible debentures                                                41           7
      Tax benefit on stock options                                                              27         321           60
      Changes in certain working capital items                                                 241        (402)        (144)
      Other, net                                                                                70          73           26
                                                                                          ------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    1,445       1,421          867
                                                                                          ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                     (1,800)     (1,525)        (757)
   Acquisitions of businesses, net of cash acquired                                            (66)     (5,053)        (188)
   Net proceeds from sale or disposal of assets                                                 67          80           68
   Net increase in long-term investments and other long-term assets                           (113)        (56)         (38)
   Short-term investments - acquisitions                                                    (1,320)     (1,482)
   Short-term investments - liquidations                                                       853         767
   Other, net                                                                                    4           5          (18)
                                                                                          ------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                       (2,375)     (7,264)        (933)
                                                                                          ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term debt                                           181        (386)         215
   Proceeds from issuance of long-term debt                                                    735       2,728          347
   Repayments of long-term debt                                                               (104)       (169)         (80)
   Proceeds from issuance of common stock                                                      247       4,744          113
   Repurchases of common stock                                                                                          (96)
   Redemption of common stock for income tax withholding                                       (42)        (57)         (18)
   Dividends paid                                                                             (113)       (211)        (177)
                                                                                          ------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      904       6,649          304
                                                                                          ------------------------------------
Effect of exchange rates on cash                                                                (7)         (5)          (4)
                                                                                          ------------------------------------
Cash (used in) provided by continuing operations                                               (33)        801          234
Cash used in discontinued operations                                                            (9)         (2)         (13)
                                                                                          ------------------------------------
Net (decrease) increase in cash and cash equivalents                                           (42)        799          221
Cash and cash equivalents at beginning of year                                               1,079         280           59
                                                                                          ------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $  1,037      $1,079       $  280
                                                                                          ====================================

The accompanying notes are an integral part of these statements.


Consolidated Statements of Changes in Shareholders' Equity                             Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------
(In millions)
                                                                                  Retained               Accumulated
                                                       Capital in                 earnings                  other          Total
                                             Common     excess of    Unearned   (accumulated Treasury   comprehensive  shareholders'
                                              stock     par value  compensation   deficit)     stock    income (loss)     equity
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                  $  133     $  1,042      $ (132)      $ 1,451    $ (790)      $    3       $  1,707

Net income                                                                            516                                   516
Foreign currency translation adjustment                                                                      (54)           (54)
Net unrealized gain on investments,
  net of tax                                                                                                  20             20
                                                                                                                       -----------
Total comprehensive income                                                                                                  482

Conversion of monthly income
  preferred securities                                      102                                 263                         365
Shares issued                                    3          160                                                             163
Corning Stock Ownership Trust                               145        (128)                                                 17
Repurchases of shares                                                                           (96)                        (96)
Retirement of treasury shares                               (30)                                 30
Tax benefit from exercise of options                         60                                                              60
Dividends on stock ($0.24 per share)                                                 (177)                                 (177)
Other, net                                                                5                     (63)                        (58)
                                            --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                     136        1,479        (255)        1,790      (656)         (31)         2,463

Net income                                                                            422                                   422
Foreign currency translation adjustment                                                                     (118)          (118)
Net unrealized gain on investments,
  net of tax                                                                                                  22             22
                                                                                                                       -----------
Total comprehensive income                                                                                                  326

Shares issued in acquisitions                   10        2,980                                                           2,990
Shares issued in equity offerings               32        4,560                                                           4,592
Other shares issued                              3          261                                                             264
Stock split                                    320         (320)
Corning Stock Ownership Trust                                45         (26)                                                 19
Tax benefit from exercise of options                        321                                                             321
Dividends on stock ($0.24 per share)                                                 (211)                                 (211)
Other, net                                                  (11)        (23)                    (97)                       (131)
                                            --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                     501        9,315        (304)        2,001      (753)        (127)        10,633

Net loss                                                                           (5,498)                               (5,498)
Foreign currency translation adjustment                                                                      (31)           (31)
Net unrealized gain on investments,
  net of tax                                                                                                 (45)           (45)
Other comprehensive income                                                                                    10             10
                                                                                                                       -----------
Total comprehensive loss                                                                                                 (5,564)

Shares issued in acquisitions                    2          163                                                             165
Shares issued in equity offerings                7          218                                                             225
Other shares issued                              1           78                                                              79
Corning Stock Ownership Trust                              (166)        239                     (33)                         40
Tax benefit from exercise of options                         27                                                              27
Dividends on stock ($0.12 per share)                                                 (113)                                 (113)
Other, net                                                  (97)         60                     (41)                        (78)
                                            --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                  $  511     $  9,538      $   (5)      $(3,610)   $ (827)      $ (193)      $  5,414
                                            ======================================================================================

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Corning Incorporated and Subsidiary Companies
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of all entities controlled by Corning and its majority-owned domestic and foreign subsidiaries, after elimination of all material intercompany accounts, transactions and profits.

The equity method of accounting is used for investments in associated companies which are not controlled by Corning and in which Corning's interest is generally between 20% and 50%. Corning's share of earnings or losses of associated companies, in which at least 20% of the voting securities is owned, is included in the consolidated operating results except for investments where Corning is not able to exercise considerable influence over the operating and financial decisions of the investee, in which case, the cost method is used.

Certain amounts for 2000 and 1999 have been reclassified to conform with 2001 classifications.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that could differ from those estimates.

Revenue Recognition

Corning recognizes revenue when it is realized or realizable and has been earned. Product revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred and payment is reasonably assured. Corning reduces revenue for estimated product returns, allowances and price discounts based on past experience.

Foreign Currencies

Balance sheet accounts of foreign subsidiaries are translated at current exchange rates and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses affecting cash flows are included in current earnings.

Corning enters into foreign exchange contracts primarily as hedges against identifiable foreign currency commitments. Gains and losses on contracts identified as hedges are deferred and included in the measurement of the related foreign currency transactions. Gains and losses on foreign currency contracts, which are not designated as hedges of foreign currency commitments, are included in current earnings.

Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, Corning applies the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25 to its stock options and other stock-based compensation plans.

Cash and Cash Equivalents

All highly liquid investments with original maturities of 90 days or less, are considered cash equivalents.

Supplemental disclosure of cash flow information is as follows:

                                                                                                Years ended December 31,
                                                                                       ----------------------------------------
(In millions)                                                                             2001          2000             1999
-------------------------------------------------------------------------------------------------------------------------------
Changes in certain working capital items:
     Accounts receivable                                                               $   677       $  (249)         $  (150)
     Inventories                                                                           (51)         (280)             (81)
     Other current assets                                                                   92          (192)              (9)
     Accounts payable and other current liabilities                                       (477)          319               96
                                                                                       ---------------------------------------
     Total                                                                             $   241       $  (402)         $  (144)
                                                                                       =======================================

Cash paid for interest and income taxes:
     Interest                                                                          $   111       $   132          $   131
     Income taxes, net of refunds                                                      $    99       $   127          $   172

Short-Term Investments

Corning's short-term investments consist of debt securities classified as available-for-sale which are stated at estimated fair value. These debt securities include U.S. treasury notes, state and municipal bonds, asset-backed securities, corporate bonds, commercial paper and certificates of deposit. These investments are on deposit with a major financial institution. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are reported as a separate component of accumulated other comprehensive income
(loss) in shareholders' equity until realized.

Other Investments

Corning has other cost-based investments primarily in nonpublicly traded companies. These investments are included in Other Investments on Corning's balance sheet and are generally carried at cost. A decline in the value of these cost-based investments below cost that is deemed other than temporary is charged to earnings, resulting in a new cost basis for that investment.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Property and Depreciation

Land, buildings and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties using the straight-line method. The estimated useful lives range from 20-40 years for buildings and 3-20 years for the majority of Corning's equipment.

Goodwill and Other Intangible Assets

Investment costs in excess of the fair value of net assets acquired are amortized over appropriate periods not exceeding 40 years, but principally ranging from 5 to 25 years for acquisitions over the past three years. Other intangible assets are recorded at cost and amortized over periods generally ranging from 5 to 20 years.

Impairment of Long-Lived Assets

Corning reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on Corning's ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate the fair value of long-lived assets.

Income Taxes

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

Accounting Changes

Effective January 1, 2001, Corning adopted Financial  Accounting Standards Board
(FASB) SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in net earnings or shareholders' equity, as a component of other comprehensive income, depending on whether the derivative is being used to hedge changes in fair value or cash flows. Changes in fair value of derivatives not designated as hedging instruments and the ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative after-tax credit to comprehensive income of $3 million. For the year ended
December 31, 2001, an after-tax loss of $4 million was recorded in other expense, net for the ineffective portion of cash flow hedges. The amount expected to be reclassified from other comprehensive income (loss) to earnings over the next 12 months is approximately $15 million after-tax.

Corning has issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other comprehensive income (loss) as part of the foreign currency translation adjustment. During 2001, the after-tax amounts included in other comprehensive income (loss) as a result of the net investment hedge was $6 million.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling-of-interests method is prohibited for transactions initiated after June 30, 2001. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. SFAS No. 142 was effective for Corning on January 1, 2002. An assessment of the recoverability of goodwill recorded on the date of adoption must be performed within one year. At December 31, 2001, goodwill approximated $1.9 billion. Corning does not anticipate a transitional impairment charge from the adoption of the standard.

The following table presents a reconciliation  of reported net (loss) income and
(loss) earnings per share to adjusted net (loss) income and (loss) earnings per share, as if SFAS No. 142 had been in effect as follows:

                                                                                               Years ended December 31,
                                                                                      -----------------------------------------
(In millions)                                                                              2001           2000           1999
-------------------------------------------------------------------------------------------------------------------------------

Reported net (loss) income                                                            $  (5,498)     $     422       $    516
Goodwill amortization, net of income taxes                                                  345            203             18
                                                                                      -----------------------------------------
Adjusted net (loss) income                                                            $  (5,153)     $     625       $    534
                                                                                      =========================================

Reported net (loss) income per share - basic                                          $   (5.89)     $    0.49       $   0.67
Goodwill amortization, net of income taxes                                                 0.37           0.24           0.03
                                                                                      -----------------------------------------
Adjusted net (loss) income per share - basic                                          $   (5.52)     $    0.73       $   0.70
                                                                                      =========================================

Reported net (loss) income per share - diluted                                        $   (5.89)     $    0.48       $   0.66
Goodwill amortization, net of income taxes                                                 0.37           0.23           0.02
                                                                                      -----------------------------------------
Adjusted net (loss) income per share - diluted                                        $   (5.52)     $    0.71       $   0.68
                                                                                      =========================================

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Corning is required to implement SFAS No. 143 on January 1, 2003. Corning does not expect this standard to have a material impact on its consolidated financial position or results of operations.

1.   Summary of Significant Accounting Policies (concluded)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Corning is required to implement SFAS No. 144 on January 1, 2002. Corning does not expect this standard to have a material impact on its consolidated financial position or results of operations.

Discontinued Operations

Distribution of Shares of Quest Diagnostics and Covance Inc.

On December 31, 1996, Corning distributed shares of Quest Diagnostics Incorporated and Covance Inc., which collectively comprised Corning's Health Care Services Segment, to its shareholders on a pro rata basis (the Distributions). Corning agreed to indemnify Quest Diagnostics on an after-tax basis for the settlement of certain government claims and against certain other claims that were pending at December 31, 1996. Coincident with the Distributions, Corning recorded a payable to Quest Diagnostics of approximately $25 million, which was management's best estimate of amounts which were probable of being paid by Corning to Quest Diagnostics to satisfy the remaining indemnified claims on an after-tax basis. Quest Diagnostics settled a significant matter with the Department of Justice late in 2000 requiring Corning to reimburse Quest Diagnostics $9 million. As a result, in the fourth quarter of 2000 Corning released reserves totaling $13 million after-tax in excess of the indemnified settlement between Quest Diagnostics and the Department of Justice.

Recapitalization and Sale of the Consumer Housewares Business

On April 1, 1998, Corning completed the recapitalization and sale of a controlling interest in its consumer housewares business to an affiliate of Borden, Inc. Corning received cash proceeds of $593 million and continues to retain a 3% interest in World Kitchen Inc., formerly Corning Consumer Products Company. During the fourth quarter of 1999 certain indemnification agreements related to this transaction expired. As a result, Corning recorded income from discontinued operations of $8 million ($5 million after-tax), from the release of reserves provided at the date of the transaction.

2.   Business Combinations and Divestitures

Pooling-of-Interests

On January 28, 2000, Corning merged with Oak Industries, Inc. (Oak) in a pooling-of-interests transaction. Corning issued 44.3 million shares of Corning common stock and 8.1 million options to purchase Oak common shares to complete the transaction. The consolidated financial statements for 1999 have been restated to include the financial position and results of operations of Oak. During the first quarter of 2000, Corning recognized a charge of $47 million ($43 million after-tax) for one-time acquisition costs related to Oak. The acquisition costs are primarily related to investment banking, legal and other fees of approximately $30 million. The charge also included approximately $17 million of severance and other termination benefits for Oak corporate officers and headquarters employees. Revenues and net income of Oak for the year ended December 31, 1999, were $444 million and $34 million, respectively.

Purchases

The transactions listed on the following table were all accounted for under the purchase method of accounting. Management is responsible for estimating the fair value of the assets and liabilities acquired. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisitions. From time to time Corning uses its common stock as consideration for business combinations. The value of the common stock is based upon the average closing price of Corning common stock for a range of days surrounding the agreement or announcement and adjusted for a discount commensurate with restrictions on the shares, if applicable.

Amounts allocated to purchased in-process research and development (IPRD) were established through recognized valuation techniques in the high technology communications industry. Certain projects were acquired for which technological feasibility had not been established at the date of acquisition and for which no alternative future uses existed. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" as interpreted by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," amounts assigned to IPRD meeting the above criteria must be charged to expense at the date of consummation of the purchase.

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

Corning expects that products incorporating the acquired technology from these projects will be completed and will begin to generate cash flows over the first five years following integration.

Effective January 1, 2002, Corning adopted SFAS No. 142 and ceased the amortization of goodwill as described in Note 1.

The following table presents information related to Corning's acquisitions for the years ended December 31, 2001, 2000 and 1999 (in millions):

                                                         Initial                                  Goodwill &     Amortization
         Acquisition                             Date     Price           Form          IPRD      Intangibles        Life
--------------------------------------------------------------------------------------------------------------------------------
2001
Tropel Corporation (a)                           3/01    $  160          Cash/Stock                 $  155             15
--------------------------------------------------------------------------------------------------------------------------------
2000
Pirelli's optical components business (b)       12/00     4,000          Cash/Stock     $323         3,624             13
Champion Products Inc. (c)                      10/00        85                Cash                     69             20
IntelliSense Corporation (d)                     6/00       410       Stock/Options        7           483             13
NetOptix Corporation (e)                         5/00     2,000       Stock/Options                  2,066             10
NZ Applied Technologies (NZAT) (f)               5/00        75       Stock/Options       44            73             10
Photonics Technology Research Center (g)         2/00        66                Cash       42            24              9
Siemens Transaction (h)                          2/00     1,400           Cash/Debt                    650           5-20
Other 2000                                    Various        67                Cash                     64       up to 20
--------------------------------------------------------------------------------------------------------------------------------
1999
Corning Japan K.K. (i)                           9/99        32                Cash                     18             20
BICC and Optical Waveguides Australia (j)        4/99       135                Cash                     37           5-25
Other 1999                                    Various        18                Cash                      9       up to 10
--------------------------------------------------------------------------------------------------------------------------------

(a) Manufacturer of precision optics and metrology instruments for the semiconductor and other industries. Purchase price included 1.95 million shares valued at $94 million.
(b) Manufacturer of lithium niobate modulators, pump lasers, certain specialty fibers and fiber gratings used in optical networks. Purchased from Pirelli S.p.A., based in Milan, Italy (90%) and Cisco Systems Inc. (10%), the "Pirelli transaction", for $3.6 billion in cash to Pirelli S.p.A. and 5.5 million shares of Corning common stock valued at approximately $400 million to Cisco Systems. Corning impaired $3,154 million of goodwill and other intangible assets in 2001. See Note 5.
(c) Manufacturer of enclosures, power pedestals, shelters and a unique patented design for temperature controlled enclosures for telecommunications.
(d) Manufacturer of micro-electro-mechanical devices. Purchase of the remaining 67% interest for 6.1 million shares of Corning common stock and assumption of stock options convertible into 2 million shares of Corning common stock. An additional 1 million shares valued at $77 million were issued in 2000 when certain product milestones were achieved.
(e) Manufacturer of thin film filters for use in dense wavelength division multiplexing components. Purchase price included 33.7 million shares of Corning common stock and assumption of stock options convertible into 2.5 million Corning shares. Corning impaired $1,610 million of goodwill in 2001. See Note 5.
(f) Manufacturer of photonic components for telecommunication applications. Purchase of the remaining 84% interest for 1.3 million shares of Corning common stock valued at $75 million. NZAT earned an additional 0.5 million shares of Corning common stock valued at $42 million in 2000. An additional
     0.6 million shares valued at $14 million were issued in 2001 for achieving certain product milestones. NZAT may earn an additional 0.2 million shares in 2002 if certain milestones are achieved.
(g)  Acquired from British Telecommunications.
(h) Purchase of the worldwide optical cable and hardware business of Siemens AG and the remaining 50% in Siecor Corporation and Siecor GmbH. Purchase price includes $120 million of assumed debt and $145 million of contingent performance payments to be paid, if earned, over a four-year-period. Total cash paid to Siemens as of December 31, 2001 was $1.1 billion.
(i) Manufacturer of flat panel display glass within Corning's Information Display Segment. Purchase of the remaining 21% interest.
(j) Purchase of BICC, plc's telecommunications cable business and the remaining 50% equity interest in Optical Waveguides Australia.

2.   Business Combinations and Divestitures (concluded)

Pending Acquisitions

On July 24, 2001, Corning entered into an agreement to purchase two Chinese joint ventures - Lucent Technologies Shanghai Fiber Optic Co., Ltd. and Lucent Technologies Beijing Fiber Optic Cable Co., Ltd. - from Lucent Technologies for $225 million. Corning's interest in each company will be 56% and 68%, respectively. This transaction, which is subject to U.S. and foreign government approval and other customary closing conditions, is expected to close in the first half of 2002. Corning expects to include the results of each company in its consolidated financial statements beginning at the acquisition date.

Divestitures

On January 31, 2000, Corning sold Quanterra Incorporated to Severn Trent Laboratories for $35 million. In the first quarter of 2000, Corning recorded a nonoperating gain of $7 million, ($4 million after-tax), as a result of this transaction. Concurrent with management's decision to dispose of this business, Corning recognized an impairment loss of $15 million ($10 million after-tax), in the third quarter of 1999. The impairment loss reduced Corning's investment in these assets to an amount equal to management's current estimate of fair value. The results of operations of this business were not material to Corning.

During the third quarter of 1999, Corning sold Republic Wire and Cable, a manufacturer of elevator cables and a subsidiary of Siecor Corporation, for approximately $52 million in cash and short-term notes. Corning recorded a nonoperating gain of $30 million ($9 million after-tax and minority interest), as a result of this transaction.

3.   Information by Operating Segment

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," set standards for reporting information regarding operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Corning's chief operating decision-making group is comprised of the Chief Executive Officer and the officers who report to him directly.

Corning's reportable segments include Telecommunications, Advanced Materials and Information Display. The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment, photonic modules and components and optical networking devices for the worldwide telecommunications industry. The Advanced Materials Segment manufactures specialized products with unique properties for customer applications utilizing glass, glass ceramic and polymer technologies. Businesses within this segment include environmental technologies, life sciences, semiconductor materials and optical and lighting products. The Information Display Segment manufactures liquid crystal display glass for flat panel displays, glass panels and funnels for televisions and cathode ray tubes and precision lens assemblies for projection video systems.

Corning evaluates performance based on an after-tax profit measure, which is identified as segment net income. During the quarter ended March 31, 2001, Corning realigned one product line from the Advanced Materials Segment into the Telecommunications Segment. Effective in the fourth quarter of 2001, Corning retroactively revised its segment net income definition to include the amortization of other intangible assets. Segment net income excludes impairment and amortization of goodwill, impairment of other intangible assets, restructuring actions, purchased IPRD charges, other one-time acquisition-related charges and other nonrecurring items. The segment results for 2000 and 1999 have been restated to conform to the current presentation. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The financial results for Corning's three operating segments have been prepared on a basis which is consistent with the manner in which Corning management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses have been allocated among segments differently than would be required for stand alone financial information prepared in accordance with GAAP. Revenue attributed to geographic areas is based on the location of the customer.

Operating Segments                                                             Telecom-      Advanced    Information     Total
(In millions)                                                                 munications    Materials     Display     Segments
----------------------------------------------------------------------------------------------------------------------------------
2001

Net Sales                                                                     $  4,458      $   993       $  800      $  6,251
Depreciation (1)                                                                   401          113          122           636
Amortization of purchased intangibles                                               76                                      76
Research, development and engineering expenses (2)                                 474          120           40           634
Interest expense (3)                                                               104           25           23           152
----------------------------------------------------------------------------------------------------------------------------------
Income tax (benefit) expense                                                       (54)           7           19           (28)
Segment (Loss) Earnings Before Equity Earnings (4)                                 (93)          19           44           (30)
Equity in earnings of associated companies                                          12           27          105           144
Segment Net (Loss) Income                                                          (81)          46          149           114
Investment in associated companies, at equity                                      101           61          450           612
Segment assets (5)                                                               3,972          938        1,633         6,543
Capital expenditures                                                               941          131          331         1,403
----------------------------------------------------------------------------------------------------------------------------------

2000

Net Sales                                                                     $  5,186      $ 1,021       $  894      $  7,101
Depreciation (1)                                                                   342           87           90           519
Amortization of purchased intangibles                                               29                                      29
Research, development and engineering expenses (2)                                 395          116           29           540
Interest income                                                                      1                                       1
Interest expense (3)                                                                70           18           19           107
----------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                                 329           28           47           404
Segment Earnings Before Minority Interest and Equity Earnings (4)                  692           58          114           864
Minority interest in losses (earnings) of subsidiaries                               3                       (27)          (24)
Equity in earnings of associated companies                                           1           22          145           168
Segment Net Income                                                                 696           80          232         1,008
Investment in associated companies, at equity                                       34           60          387           481
Segment assets (5)                                                               4,089          900        1,439         6,428
Capital expenditures                                                               944          121          366         1,431
----------------------------------------------------------------------------------------------------------------------------------

1999

Net Sales                                                                     $  2,987      $ 1,025       $  701      $  4,713
Depreciation (1)                                                                   215           81           78           374
Amortization of purchased intangibles                                                4                                       4
Research, development and engineering expenses (2)                                 262           93           23           378
Interest income                                                                      9            2            1            12
Interest expense (3)                                                                59           23           11            93
----------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                                 146           35           19           200
Segment Earnings Before Minority Interest and Equity Earnings (4)                  341           76           58           475
Minority interest in earnings of subsidiaries                                      (34)                      (23)          (57)
Equity in earnings of associated companies                                          15           21           68           104
Segment Net Income                                                                 322           97          103           522
Investment in associated companies, at equity                                       59           50          261           370
Segment assets (5)                                                               2,310          872          990         4,172
Capital expenditures                                                               329          113           60           502
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

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

Years ended December 31,                                                                   2001           2000           1999
-------------------------------------------------------------------------------------------------------------------------------

NET SALES
Total segment net sales                                                               $   6,251      $   7,101       $  4,713
Non-segment net sales (1)                                                                    21             26             28
                                                                                      -----------------------------------------
   Total net sales                                                                    $   6,272      $   7,127       $  4,741
                                                                                      =========================================

NET INCOME
Total segment net income (2)                                                          $     114      $   1,008       $    522
   Unallocated items:
Non-segment (loss) income (1)                                                                (5)            12             20
Amortization of goodwill (3)                                                               (363)          (216)           (24)
Acquisition-related charges (4)                                                                           (463)
Impairment and restructuring charges (5)                                                 (5,725)                           (1)
Interest income (6)                                                                          68            104
Income tax (7)                                                                              409             (5)            (2)
Equity in earnings of associated companies                                                    4              5              8
Impairment of equity investment                                                                            (36)
Minority interest                                                                                                         (10)
Dividends on convertible preferred securities of subsidiary                                                                (2)
                                                                                      -----------------------------------------
   (Loss) income from continuing operations                                           $  (5,498)     $     409       $    511
                                                                                      =========================================

ASSETS
Total segment assets                                                                  $   6,543      $   6,428       $  4,172
   Non-segment assets:
Property, plant and equipment (8)                                                           636          1,100            829
Investments (9)                                                                              80            140            139
Other assets (10)                                                                         2,811          7,577            800
Remaining corporate assets (11)                                                           2,723          2,281            586
                                                                                      -----------------------------------------
   Total consolidated assets                                                          $  12,793      $  17,526       $  6,526
                                                                                      =========================================

(1) Includes amounts derived from corporate investments. Non-segment (loss) income also includes nonoperating gains and losses. Includes one-time gain of $11 million included in equity earnings from Samsung Corning related to divestment of its interest in Samsung Corning Precision in 2000.
(2)  Includes royalty, interest and dividend income.
(3)  Amortization  of  goodwill  relates  primarily  to  the  Telecommunications
     Segment.
(4) Includes purchased IPRD which relates primarily to the Telecommunications Segment.
(5) The 1999 amount is the net impact of a $15 million impairment charge related to the Advanced Materials Segment and the release of restructuring reserves totaling $14 million. See Note 6 for further discussion of the restructuring actions and Note 5 for the impairment of goodwill and other intangible assets in 2001. The 2001 charge for the impairment of goodwill and other intangible assets relates to the Telecommunications Segment. The 2001 charge for restructuring actions relates to the operating segments as follows: Telecommunications - $640 million, Advanced Materials - $94 million, Information Display - $36 million and corporate functions including research - $191 million.
(6)  Corporate interest income is not allocated to reportable segments.
(7) Includes tax associated with the impairment and restructuring charges, amortization of purchased intangibles and goodwill, acquisition-related charges and nonoperating gains.
(8) Represents corporate property, plant and equipment not specifically identifiable to a segment.
(9) Represents corporate investments in associated companies, both at cost and at equity.
(10) Includes long-term corporate assets, primarily goodwill and other intangible assets, pension assets and deferred taxes.
(11) Includes current corporate assets, primarily cash, short-term investments and deferred taxes.


                                                                                     Segment       Reconciling     Consolidated
Other Significant Items                                                               Total        Adjustments         Total
----------------------------------------------------------------------------------------------------------------------------------

2001
Depreciation                                                                         $  636           $  5            $  641
Interest expense                                                                        152              1               153
Income taxes                                                                            (28)          (424)             (452)
Equity in earnings of associated companies                                              144              4               148
Minority interest                                                                                       13                13
Investment in associated companies, at equity                                           612             24               636
Capital expenditures                                                                  1,403            273 (2)         1,676 (3)
----------------------------------------------------------------------------------------------------------------------------------

2000
Depreciation                                                                         $  519           $ (3)           $  516
Income taxes                                                                            404              3               407
Equity in earnings of associated companies (1)                                          168             17               185
Minority interest                                                                       (24)                             (24)
Investment in associated companies, at equity                                           481             13               494
Capital expenditures                                                                  1,431            290 (2)         1,721 (3)
----------------------------------------------------------------------------------------------------------------------------------

1999
Depreciation                                                                         $  374           $  2            $  376
Income taxes                                                                            200              7               207
Equity in earnings of associated companies                                              104              8               112
Minority interest                                                                       (57)           (10)              (67)
Investment in associated companies, at equity                                           370             57               427
Capital expenditures                                                                    502            255 (2)           757
----------------------------------------------------------------------------------------------------------------------------------

(1) Includes a nonoperating gain of $11 million (Corning's share) recorded by Samsung Corning upon divestment of its interest in Samsung Corning Precision in 2000.
(2) Includes capital spending on shared research facilities of $147 million, $116 million and $135 million in 2001, 2000 and 1999, respectively.
(3) Represents committed capital expenditures in the period including amounts accrued at December 31, 2001 and 2000.

3.   Information by Operating Segment (concluded)

Information concerning principal geographic areas was as follows (in millions):

                                               2001                           2000                          1999
-----------------------------------------------------------------------------------------------------------------------------
                                        Net        Long-lived           Net       Long-lived         Net        Long-lived
                                       Sales       Assets (1)          Sales      Assets (1)        Sales       Assets (1)
-----------------------------------------------------------------------------------------------------------------------------

North America
   United States                     $ 2,859       $   6,249          $ 3,581      $   7,516      $  2,793      $  3,428
   Canada                                239              54              848             95           473            93
   Mexico                                 85               3               98             83            67            58
                                     ----------------------------------------------------------------------------------------
       Total North America             3,183           6,306            4,527          7,694         3,333         3,579

Asia Pacific
   Japan                                 518             264              575            257           392           148
   China                                 520             170              143            121            79            38
   Korea                                  50             454               67            385            51           265
   Other                                 373              79              127             52            80            46
                                     ----------------------------------------------------------------------------------------
       Total Asia Pacific              1,461             967              912            815           602           497

Europe
   Germany                               447             484              465            505           189            91
   France                                146             123              257            115           108            92
   United Kingdom                        224              97              243            173           133           150
   Italy                                 114             319               69          3,489            53             3
   Other                                 490              37              419             47           208            57
                                     ----------------------------------------------------------------------------------------
       Total Europe                    1,421           1,060            1,453          4,329           691           393

Latin America
   Brazil                                 59               7               59             20            44            21
   Other                                  39               3               22              7            13
                                     ----------------------------------------------------------------------------------------
       Total Latin America                98              10               81             27            57            21

All Other                                109              32              154             27            58             8
                                     ----------------------------------------------------------------------------------------
       Total                         $ 6,272       $   8,375          $ 7,127      $  12,892      $  4,741      $  4,498
                                     ========================================================================================

(1) Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets.

4.   Inventory Write-down

During the second quarter, major customers in the photonic technologies business reduced their order forecasts and canceled orders already placed. As a result, management determined that certain products were not likely to be sold in their product life cycle. Corning recorded a charge to write-down excess and obsolete inventory, including estimated purchase commitments, of $273 million ($184 million after-tax) in cost of sales in the second quarter of 2001. In the fourth quarter, Corning recorded an additional charge of $60 million ($37 million after-tax) in cost of sales for excess and obsolete inventory primarily in the photonic technologies business in response to continued weak demand.

5.   Impairment of Goodwill and Other Intangible Assets

During the first half of 2001, Corning experienced a significant decrease in the rate of growth of its Telecommunications Segment, primarily in the photonic technologies business, due to a dramatic decline in infrastructure spending in the telecommunications industry. During the second quarter, major customers in the photonic technologies business reduced their order forecasts and canceled orders already placed. As a result, management determined that the growth prospects of this business were significantly less than previously expected and those of historical periods.

5.   Impairment of Goodwill and Other Intangible Assets (concluded)

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

As a result of this test, Corning determined that the long-lived assets, including goodwill and other intangibles acquired from the Pirelli transaction in December 2000, as well as those of the unit into which NetOptix Corporation (acquired in May 2000) had been integrated were not recoverable. Corning's policy is to write-down long-lived assets to fair value in such circumstances.

Management estimated fair value using several techniques. While each method generated comparable fair values, management adjusted the assets to estimates based on average multiples of forecasted revenues and earnings of comparable publicly traded companies with operations in the optical component market segment.

In the second quarter, Corning recorded pre-tax charges of $4,648 million to impair a significant portion of goodwill and $116 million to impair other intangible assets. Of the total charge of $4,764 million, $3,154 million related to the Pirelli transaction and $1,610 million related to goodwill resulting from the acquisition of NetOptix Corporation.

6.   Restructuring Actions

Corning has approved and executed several restructuring actions throughout the year. These actions and the charges relating to them are described below.

In the first quarter of 2001, Corning reduced its workforce by approximately 3,300 positions, primarily in the photonic technologies and hardware and equipment businesses. These workforce reductions included mostly hourly production workers and resulted in minimal severance charges. In April 2001, Corning completed an additional workforce reduction of approximately 1,000 positions in photonic technologies, including both hourly and salaried employees. The second quarter reductions resulted in a restructuring charge of $8 million ($5 million after-tax).

In the third quarter of 2001, additional actions were approved and undertaken, primarily in the Telecommunications Segment, which included the following:

- closure of three manufacturing facilities in the photonic technologies business, resulting in the elimination of approximately 800 positions, and
- elimination of approximately 2,900 positions worldwide in the optical fiber and cable business. This action included a voluntary early retirement program for certain employees along with involuntary separations.

As a result of these actions, Corning recorded a total charge of $339 million ($222 million after-tax) which included a restructuring charge of $103 million and a charge to impair plant and equipment of $236 million in the third quarter. The restructuring charge included $6 million for net pension and postretirement benefit curtailment charges.

In response to the continued deteriorating business condition, management approved and recorded the following restructuring actions in the fourth quarter:

- closure or consolidation of several manufacturing locations as well as smaller businesses across all operating segments,
- discontinuation of its initiative in Corning Microarray Technology products, part of Corning's life sciences business, and
- further headcount reduction of approximately 4,000 positions across all businesses, research and staff organizations. This action also included a selective voluntary early retirement program for certain employees along with involuntary separations.

As a result of actions taken in the fourth quarter, Corning recorded a charge in the quarter of $614 million ($363 million after-tax and minority interest) which included a restructuring charge of $308 million and a charge to impair plant and equipment of $306 million. The restructuring charge included $35 million for pension and postretirement termination benefits and $25 million for net pension and postretirement benefit curtailment charges.

6.   Restructuring Actions (concluded)

The carrying value of a long-lived asset is considered impaired when the expected separately identifiable undiscounted cash flows from that asset are less than the carrying value of the asset. The impairment charges were determined based on the amount by which the carrying value exceeded the fair market value of the asset.

A significant portion of the assets impaired was recently acquired, or built in connection with capacity expansions in anticipation of future demand. Most of the impaired facilities are currently available for sale, others will be demolished. The impaired equipment will be auctioned, sold, or disposed during 2002.

The facilities closed in the year primarily relate to the photonics and optical fiber and cable businesses that Corning is not exiting. The operations being exited comprise the majority of the lighting business of the Advanced Materials Segment. This business is not material to Corning's revenues or financial results.

In summary, Corning's restructuring actions totaled $961 million in pre-tax charges for the year ended December 31, 2001, of which $95 million related to exit costs primarily for lease termination and contract cancellation charges. Approximately one third of this total charge is expected to be paid in cash. The total number of positions eliminated was approximately 12,000. As of December 31, 2001, approximately 10,100 of the 12,000 employees had been separated under the plans.

Non-cash charges for employee related costs were $66 million with $35 million for pension and postretirement termination benefits and $31 million for net pension and postretirement benefit curtailment charges. Curtailment charges were recorded primarily due to the decrease in expected future years of service. The following table illustrates the charges, activity and balances of the restructuring reserve as of December 31, 2001:

(In millions, except headcounts)
--------------------------------------------------------------------------------------------------------------------------------
                                                                Non-            Net Cash         Remaining
                                                 Total          Cash            Payments        Reserve at
                                                Charges        Charges           in 2001     December 31, 2001
--------------------------------------------------------------------------------------------------------------------------------

Restructuring charges:
Employee related costs                         $    324       $      66         $     60         $     198
Other charges                                        95                               17                78
                                               -----------------------------------------------------------
    Total restructuring charges                $    419       $      66         $     77         $     276
                                               -----------------------------------------------------------

Impairment of long-lived assets:
Assets held for use                            $     46       $      46
Assets held for disposal                            496             496
                                               ------------------------
    Total impairment charges                   $    542       $     542
                                               ------------------------

Total restructuring actions                    $    961       $     608         $     77         $     276
                                               ===========================================================

After-tax and minority interest                $    590
                                               ========

The following table illustrates the headcount reduction amongst U.S. Hourly, U.S. Salaried and Non-U.S. positions:

--------------------------------------------------------------------------------------------------------------------------------
Headcount reduction
--------------------------------------------------------------------------------------------------------------------------------
                                               U.S. Hourly     U.S. Salaried     Non-U.S.            Total
                                               -----------------------------------------------------------

Headcount reduction                               6,000           3,100            2,900            12,000
                                               ===========================================================

7.   Inventories

Inventories consisted of the following (in millions):

                                                                                                       December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              2001                       2000
---------------------------------------------------------------------------------------------------------------------------------
   Finished goods                                                                         $    251                   $    300
   Work in process                                                                             153                        263
   Raw materials and accessories                                                               210                        377
   Supplies and packing materials                                                              111                        100
                                                                                          ---------------------------------------
   Total inventories                                                                      $    725                   $  1,040
                                                                                          =======================================

8.   Income Taxes

---------------------------------------------------------------------------------------------------------------------------------
(In millions)  Years ended December 31,                                                       2001        2000           1999
---------------------------------------------------------------------------------------------------------------------------------

(Loss) income from continuing operations before income taxes:
   U.S. companies                                                                        $  (2,945)      $ 762         $  527
   Non-U.S. companies                                                                       (3,166)        (71)           148
                                                                                         ----------------------------------------

(Loss) income from continuing operations before income taxes                             $  (6,111)      $ 691         $  675
                                                                                         ----------------------------------------

(Benefit) provision for income taxes                                                     $    (452)      $ 407         $  207
                                                                                         ----------------------------------------

Effective tax rate reconciliation:
   Statutory U.S. income (benefit) tax rate                                                  (35.0)%      35.0%          35.0%
   State income (benefit) tax, net of federal benefit                                         (0.8)        3.9            0.8
   Nondeductible goodwill and other expenses                                                  28.6        28.9            0.8
   Foreign and other tax credits                                                              (0.3)                      (0.4)
   Lower taxes on subsidiary earnings                                                         (0.3)       (7.4)          (2.4)
   Valuation allowance                                                                         0.5        (0.8)           2.4
   Other items, net                                                                           (0.1)       (0.7)          (5.5)
                                                                                         ----------------------------------------

Effective income tax (benefit) rate                                                           (7.4)%      58.9%          30.7%
                                                                                         ========================================

Current and deferred (benefit) provision for income taxes:
Current:
   Federal                                                                               $     (23)      $ 306         $   93
   State and municipal                                                                           9          66              3
   Foreign                                                                                      73          83             68
Deferred:
   Federal                                                                                    (404)        (37)            40
   State and municipal                                                                         (71)        (17)             6
   Foreign                                                                                     (36)          6             (3)
                                                                                         ----------------------------------------

(Benefit) provision for income taxes                                                     $    (452)      $ 407         $  207
                                                                                         ========================================

8.   Income Taxes (concluded)

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities included the following (in millions):

                                                                                          December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                2001                       2000
--------------------------------------------------------------------------------------------------------------------------------

       Loss and tax credit carryforwards                                     $   264                     $  114
       Restructuring reserves                                                    254                          3
       Postretirement medical and life benefits                                  243                        235
       Inventory                                                                 131                         53
       Intangible and other assets                                               100                         15
       Other accrued liabilities                                                  74                         49
       Other employee benefits                                                    19                         33
       Other                                                                      14                          5
                                                                             -------------------------------------

       Gross deferred tax assets                                               1,099                        507
       Deferred tax assets valuation allowance                                  (135)                       (45)
                                                                             -------------------------------------

       Deferred tax assets                                                       964                        462
                                                                             -------------------------------------

       Fixed assets                                                             (261)                      (256)
       Pensions                                                                  (37)                       (42)
       Other                                                                      (6)                       (52)
                                                                             -------------------------------------

       Deferred tax liabilities                                                 (304)                      (350)
                                                                             -------------------------------------

       Net deferred tax assets                                               $   660                     $  112
                                                                             =====================================

The change in the total valuation allowance for the years ended December 31, 2001 and 2000, was an increase of $90 million and a decrease of $6 million, respectively.

Corning currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent they are currently taxable or expected to be remitted. Taxes have not been provided on $1 billion of accumulated foreign unremitted earnings which are expected to remain invested indefinitely.

Corning, as required, provided for tax on undistributed earnings of its domestic subsidiaries and affiliated companies beginning in 1993 even though these earnings have been and will continue to be reinvested indefinitely. Corning estimates that $32 million of tax would be payable on pre-1993 undistributed earnings of its domestic subsidiaries and affiliated companies should the unremitted earnings reverse and become taxable to Corning. Corning expects these earnings to be reinvested indefinitely.

At December 31, 2001, Corning had tax benefits attributable to loss carryforwards and credits aggregating $264 million that expire at various dates beginning in 2002 through 2021, if not utilized. A significant portion of the tax benefits for which no valuation allowance has been provided relate to United States loss carryforwards. Although realization is not assured, Corning has concluded that it is more likely than not that the United States loss carryforwards will be realized prior to their expiration date.

9.   Investments

Short-Term Investments

Short-term investments held by Corning are debt securities classified as available-for-sale. Corning invests in publicly traded, highly liquid securities of entities with credit ratings of A, or better. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are included as a separate component of shareholders' equity. Corning determines cost on the specific identification basis.

Investments in short-term securities were as follows (dollars in millions):


------------------------------------------------------------------------------------------------------------
                                               Amortized        Fair           Unrealized
December 31, 2001                                Cost           Value             Gains
------------------------------------------------------------------------------------------------------------
Bonds, notes, and other securities
    United States government and agencies      $    262       $     262
    States and municipalities                       206             206
    Asset-backed securities                         365             369         $      4
    Corporate bonds                                 206             206
    Commercial paper                                 20              20
    Certificates of deposit                          16              16
    Other debt securities                           103             103
------------------------------------------------------------------------------------------------------------
      Total short-term investments             $  1,178       $   1,182         $      4
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
                                               Amortized        Fair           Unrealized
December 31, 2000                                Cost           Value             Gains
------------------------------------------------------------------------------------------------------------
Bonds, notes, and other securities
    States and municipalities                  $    303       $     303
    Asset-backed securities                         175             176         $      1
    Corporate bonds                                 147             147
    Commercial paper                                 32              32
    Certificates of deposit                          36              36
    Other debt securities                            21              21
------------------------------------------------------------------------------------------------------------
      Total short-term investments             $    714       $     715         $      1
------------------------------------------------------------------------------------------------------------

Unrealized losses were under $1 million in 2001 and 2000.

All of these securities are available for immediate sale. The following table summarizes the contractual maturities of debt securities at December 31, 2001:

                                               Amortized        Fair
                                                 Cost           Value
-------------------------------------------------------------------------
Less than one year                             $    138       $     138
Due in 1-2 years                                    379             379
Due in 2-5 years                                    434             438
Due after 5 years                                   227             227
-------------------------------------------------------------------------
     Total                                     $  1,178       $   1,182
-------------------------------------------------------------------------

Proceeds from sales of short-term investments totaled $660 million and $710 million in 2001 and 2000. Proceeds from maturities of short-term investments totaled $193 million and $57 million in 2001 and 2000. The gross realized gains related to sales of short-term investments were $2 million in 2001 and under $1 million in 2000. The gross realized losses related to sales of short-term investments were $2 million in 2001 and under $1 million in 2000.

Associated Companies at Equity

Samsung Corning Company Ltd. (Samsung Corning), a 50%-owned South Korea-based manufacturer of glass panels and funnels for television and display monitors, represented $315 million and $285 million of Corning's investments accounted for by the equity method at year-end 2001 and 2000, respectively.

The financial position and results of operations of Samsung Corning and Corning's other equity companies are summarized as follows (in millions):

Years ended December 31,                              2001                       2000                      1999
--------------------------------------------------------------------------------------------------------------------------------
                                               Samsung       Total       Samsung        Total       Samsung      Total
                                               Corning      Equity       Corning       Equity       Corning     Equity
                                              Co. Ltd.     Companies    Co. Ltd.      Companies    Co. Ltd.    Companies
--------------------------------------------------------------------------------------------------------------------------------

Net sales                                    $    886      $ 1,892       $  1,011     $  1,739     $    965    $  1,831
Gross profit                                      244          648            346          650          276         583
Net income                                        107          340            211          366           97         244
                                             -----------------------------------------------------------------------------

Corning's equity in net income (1)           $     51      $   148       $    104     $    185     $     48    $    112
                                             -----------------------------------------------------------------------------

Current assets                               $    332      $   821       $    410     $  1,091     $    275    $    608
Long-lived assets                                 872        1,398            866        1,311        1,007       1,335
                                             -----------------------------------------------------------------------------

Current liabilities                          $    174      $   557       $    293     $    823     $    282    $    466
Long-term debt                                    164          220            152          275          299         376
Long-term liabilities                             173          198            178          217          214         256
                                             -----------------------------------------------------------------------------

(1) Equity in earnings shown above and in the Consolidated Statements of Income is net of amounts recorded for income tax.

Dividends received from Samsung Corning and Corning's other equity companies totaled $73 million, $45 million and $51 million in 2001, 2000 and 1999, respectively. At December 31, 2001, approximately $536 million of equity in undistributed earnings of equity companies was included in Corning's accumulated deficit.

Samsung Corning's 2000 results include a nonoperating gain of $23 million from the sale of its interest in Samsung Corning Precision Glass Company Ltd. (Samsung Corning Precision). Corning's 50% share of this gain is included in its equity earnings. Corning continues to maintain a 50% interest in Samsung Corning Precision.

Dow Corning Corporation

Corning is a 50% owner of Dow Corning Corporation (Dow Corning), a manufacturer of silicones. The other 50% of Dow Corning is owned by The Dow Chemical Company (Dow Chemical).

On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code and thereby obtained a stay of approximately 19,000 breast-implant product liability lawsuits. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan) which was confirmed by the Bankruptcy Court on November 30, 1999. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. On November 13, 2000, the District Court entered an Order reversing the Bankruptcy Court's December 21, 1999 Opinion on the release and injunction provisions and confirmed the Joint Plan. On October 23, 2001, the U.S. Court of Appeals for the Sixth Circuit heard oral arguments on appeals taken by foreign claimants, the U.S. government and certain tort claimants from various portions of the District Court's order. On January 29, 2002, the Sixth Circuit affirmed the determinations made in the District Court with respect to the foreign claimants, but remanded to the District Court for further proceedings with respect to the claims of the U.S. government for recovery of medical expenses paid on behalf of tort claimants and with respect to the findings supporting the non-debtor releases in favor of Dow Corning's shareholders and insurers. As a result of the remand, there may be additional hearings in the District Court. The timing and scope of the proceedings on remand are not known at this point, and the Sixth Circuit's ruling adds some uncertainty with respect to the ultimate confirmation of the Joint Plan. If the Joint Plan is upheld but the shareholder releases are not given their full effect, Corning would expect to defend any remaining claims against it (and any new claims) on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and in many state courts as described under the heading Implant Tort Lawsuits in Legal Proceedings (Item 3). Management believes that the claims against Corning lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

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

The financial position and results of operations of Dow Corning are summarized in the table below as follows (in millions):

                                                                                            Years ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                          2001         2000        1999
--------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                             $  2,438     $  2,751    $  2,603
Gross profit                                                                               622          814         772
Net income (loss)                                                                          (23)         105         110
--------------------------------------------------------------------------------------------------------------------------------

Current assets                                                                        $  2,027     $  1,794    $  1,602
Long-lived assets                                                                        3,114        4,677       4,625
--------------------------------------------------------------------------------------------------------------------------------

Current liabilities                                                                   $    882     $    947    $    770
Long-term debt                                                                              39           92         117
Long-term liabilities                                                                      219          257         250
Liabilities subject to compromise (1)                                                    3,524        4,618       4,592
Shareholders' equity                                                                       477          556         498
--------------------------------------------------------------------------------------------------------------------------------

(1) Dow Corning's financial statements for 2001, 2000 and 1999 have been prepared in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," (SOP 90-7). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the filing date (May 15, 1995) and identification of all transactions and events that are directly associated with the reorganization.

Pittsburgh Corning Corporation

Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and now has in excess of 240,000 open claims. In the bankruptcy court, PCC obtained a preliminary injunction against the prosecution of asbestos actions against its two shareholders to afford the parties a period of time (the Injunction Period) in which to negotiate a plan of reorganization for PCC. The Injunction Period has been extended until April 15, 2002. Under the terms of the Bankruptcy
Court's Order, PCC, PPG Industries and Corning will have 90 days following expiration of the Injunction Period to seek removal and transfer of stayed cases that have not been resolved through a plan of reorganization. As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld. Management is continuing to investigate Corning's options for defending claims against it, which might include vigorously defending itself on all fronts, or exploring a global settlement through the bankruptcy process. It is probable that there will be intensive negotiations throughout the first half of 2002 concerning terms of PCC's plan of reorganization, including whether or not Corning and its insurers may participate by making a contribution in exchange for a release. Management cannot estimate the probability that Corning will be able to secure such a release upon terms and conditions satisfactory to Corning and its insurers. The range of cost for these options (net of insurance) cannot be estimated at this time. Although asbestos litigation is inherently difficult, and the outcome of litigation is uncertain, management believes these matters will be resolved without a materially adverse impact on Corning's financial position. If Corning and its insurers agree to a global settlement through the bankruptcy process, such outcome may be material to the results of operations of the period in which such costs, if any, are recognized.

9.   Investments (concluded)

Other Investments

Corning's other investments include equity securities, which are classified as available-for-sale. At December 31, 2001, the fair value and cost of Corning's equity securities was $142 million and $148 million, respectively. The difference includes gross unrealized losses of $6 million. At December 31, 2000, the fair value and cost of Corning's equity securities was $156 million and $89 million, respectively. The difference includes gross unrealized gains of $67 million. The net change in the unrealized gain (loss) on other investments classified as available-for-sale included as a component of accumulated other comprehensive income (loss) was $74 million and $36 million for the years ended December 31, 2001 and 2000, respectively.

Proceeds from sales of other investments were $38 million and $16 million in 2001 and 2000, respectively, and related net realized gains included in income were $22 million and $27 million in 2001 and 2000, respectively.

10.  Plant and Equipment

Plant and equipment included the following (in millions):

                                                     December 31,
--------------------------------------------------------------------------------
                                           2001                      2000
--------------------------------------------------------------------------------
   Land                                $     97                  $     84
   Buildings                              1,808                     1,627
   Equipment                              4,977                     4,455
   Construction in progress               1,282                     1,175
                                       ------------------------------------
                                          8,164                     7,341
   Accumulated depreciation              (3,067)                   (2,662)
                                       ------------------------------------
   Plant and equipment, net            $  5,097                  $  4,679
                                       ====================================

Approximately $49 million, $57 million and $41 million of interest costs were capitalized as part of plant and equipment in 2001, 2000 and 1999, respectively.

11.  Other Accrued Liabilities

Other accrued liabilities included the following (in millions):

                                                     December 31,
--------------------------------------------------------------------------------
                                           2001                      2000
--------------------------------------------------------------------------------
Income taxes                           $    139                  $    186
Restructuring reserves                      276
Wages and employee benefits                 230                       301
Other liabilities                           431                       479
                                       ------------------------------------
Other accrued liabilities              $  1,076                  $    966
                                       ====================================

12.  Long-Term Debt and Loans Payable

                                                                                                  December 31,
--------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                            2001                      2000
--------------------------------------------------------------------------------------------------------------------------------

Loans Payable
    Current portion of long-term debt                                                $    244                  $    128
    Other short-term borrowings                                                           233
                                                                                     ------------------------------------

                                                                                     $    477                  $    128
                                                                                     ====================================

Long-Term Debt
    Series B senior notes, 8.25%, due 2002                                                                     $     14
    Debentures, 8.25%, due 2002                                                      $     75                        75
    Debentures, 6%, due 2003                                                              100                       100
    Euro notes, 5.625%, due 2005                                                          178                       180
    Debentures, 7%, due 2007, net of unamortized discount of
      $28 million in 2001 and $32 million in 2000                                          72                        68
    Convertible notes, 4.875%, due 2008                                                    96                        99
    Convertible debentures, 3.5%, due 2008                                                665
    Notes, 6.3%, due 2009                                                                 150                       150
    Euro notes, 6.25%, due 2010                                                           267                       270
    Debentures, 6.75%, due 2013                                                           100                       100
    Zero coupon convertible debentures, 2%, due 2015, redeemable
      and callable in 2005                                                              2,059                     2,018
    Debentures, 8.875%, due 2016                                                           74                        74
    Debentures, 8.875%, due 2021                                                           75                        75
    Debentures, 7.625%, putable in 2004, due 2024                                         100                       100
    Medium-term notes, average rate 7.9%, due through 2025                                231                       254
    Debentures, 6.85%, due 2029                                                           150                       150
    Other, average rate 4.4%, due through 2015                                            313                       367
                                                                                    -------------------------------------

    Total long-term debt                                                                4,705                     4,094
    Less current maturities                                                               244                       128
                                                                                    -------------------------------------

    Long-term debt                                                                  $   4,461                  $  3,966
                                                                                    =====================================

At December 31, 2001 and 2000, the weighted-average interest rate on short-term borrowings was 4.6% and 6.1%, respectively.

The following table shows the maturities by year of the total long-term debt obligations at December 31:

--------------------------------------------------------------------------------

 2002            2003               2004             2005            2006-2029
--------------------------------------------------------------------------------

 $244            $173               $38             $2,411             $2,003
--------------------------------------------------------------------------------


The zero coupon convertible debentures are presented in the above table as due in 2005 representing the earliest possible redemption date.

Based on borrowing rates currently available to Corning for loans with similar terms and maturities, the fair value of long-term debt was $4.0 billion at year-end 2001.

In February 1998, Oak issued $100 million of convertible subordinated notes bearing interest at 4.875%, due in 2008. The notes are convertible into 6 million shares of Corning common stock at a conversion price of approximately $16 per share.

12.  Long-Term Debt and Loans Payable (concluded)

In February 2000, Corning issued EUR 500 million of Euro-denominated notes in two tranches: EUR 200 million at 5.625%, due February 18, 2005 and EUR 300 million at 6.25%, due February 18, 2010. Interest is payable on February 1 of each year beginning in 2001. The notes are not redeemable before they mature, unless Corning becomes obligated to pay additional amounts because of changes in U.S. withholding tax requirements.

In November 2000, Corning completed an offering of $2.7 billion (amount due at maturity) of zero coupon convertible debentures which generated net proceeds of approximately $2.0 billion. The initial price of the debentures was $741.92 with a 2% annual yield. Interest is compounded semi-annually with a 25% conversion factor. The debentures mature on November 8, 2015, and are convertible into approximately 23 million shares of Corning common stock at the rate of 8.3304 per $1,000 debenture. Corning may call the debentures at any time on or after November 8, 2005. The debentures may be redeemed for $819.54 on November 8, 2005 and $905.29 on November 8, 2010. The holder can convert the debenture into Corning common stock at any time prior to maturity or redemption.

In November 2001, Corning completed a convertible debt offering of $665 million due November 1, 2008 and convertible into approximately 69 million shares of common stock. Each $1,000 debenture was issued at par and pays interest of 3.5% semi-annually on May 1 and November 1 of each year. The debentures are available for conversion into 103.3592 shares of Corning common stock if certain conditions are met. Corning may repurchase securities at certain redemption prices beginning on November 8, 2004.

Corning has available a revolving line of credit with a syndicate of banks for $2.0 billion. The line of credit expires in August 2005. There were no borrowings under the agreement at December 31, 2001. The revolving credit agreements provide for borrowing of U.S. dollars and Eurocurrency at various rates and support Corning's commercial paper program. The facility includes a covenant requiring Corning to maintain a total debt to capital ratio, as defined, not greater than 60%. At December 31, 2001, this ratio was 47%.

13.  Employee Retirement Plans

Corning has defined benefit pension plans covering certain domestic and international employees. Corning's funding policy has been to contribute, as necessary, an amount determined jointly by Corning and its consulting actuaries, which provides for the current cost and amortization of prior service cost. In 2000, Corning amended its U.S. pension plan to include a cash balance pension feature. All salaried and non-union hourly employees hired before July 1, 2000, were given the choice of staying in the existing plan or participating in the cash balance plan beginning January 1, 2001. Salaried employees hired after July 1, 2000, automatically became participants in the new cash balance plan. Under the cash balance plan, employee accounts are credited monthly with a percentage of eligible pay based on age and years of service. Benefits remain 100% vested after five years of service.

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

The change in benefit obligation and funded status of Corning's employee retirement plans was as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Pension Benefits              Postretirement Benefits
                                                             -------------------------         ------------------------
December 31,                                                      2001            2000           2001             2000
------------------------------------------------------------------------------------------------------------------------------------

Change in Benefit Obligation
Benefit obligation at beginning of year                      $   1,610        $  1,431         $  556          $   592
Benefit obligation of acquired businesses                                           58
Service cost                                                        40              32             15               10
Interest cost                                                      118             117             43               41
Plan participants' contributions                                     4               4              3                2
Amendments                                                          (3)             (8)            (3)              (1)
Settlements                                                                          7
Curtailment loss (gain)                                             14                            (13)
Special termination benefits                                        18                             17
Actuarial losses (gains)                                            85              96             56              (53)
Benefits paid                                                     (144)           (127)           (43)             (35)
                                                             ---------------------------       -------------------------

Benefit obligation at end of year                            $   1,742        $  1,610         $  631          $   556
                                                             ===========================       =========================

Change in Plan Assets
Fair value of plan assets at beginning of year               $   1,872        $  1,718
Fair value of plan assets from acquired businesses                                  16
Actual (loss) return on plan assets                               (155)            226
Employer contributions                                              51              35
Plan participants' contributions                                     4               4
Benefits paid                                                     (144)           (127)
                                                             ---------------------------

Fair value of plan assets at end of year                     $   1,628        $  1,872
                                                             ===========================

(Unfunded) funded status                                     $    (114)       $    262         $ (631)         $  (556)
Unrecognized transition asset                                       (1)             (2)
Unrecognized prior service cost (credit)                            79             126             (3)              (3)
Unrecognized actuarial loss (gain)                                 111            (311)           (15)             (67)
                                                             ---------------------------       -------------------------

Recognized asset (liability)                                 $      75        $     75         $ (649)         $  (626)
                                                             ===========================       -------------------------

Less current portion                                                                               41               38
                                                                                               -------------------------

Accrued postretirement benefit liability                                                       $ (608)         $  (588)
                                                                                               =========================

Defined benefit pension plan assets are comprised principally of publicly traded debt and equity securities. Corning common stock represented 0.3% and 1.7% of plan assets at year-end 2001 and 2000, respectively. Corning has not funded its postretirement benefit obligations.

At December 31, 2001, the defined benefit plans in which the fair value of plan assets exceeded the benefit obligation had obligations of $1,522 million and assets of $1,535 million. The defined benefit plans in which the benefit obligation exceeded the fair value of plan assets had obligations of $220 million and assets of $93 million.

At December 31, 2000, the defined benefit plan in which the fair value of plan assets exceeded the benefit obligation had obligations of $1,467 million and assets of $1,859 million. The defined benefit plans in which the benefit obligation exceeded the fair value of plan assets had obligations of $143 million and assets of $13 million.

13.  Employee Retirement Plans (concluded)

The weighted-average assumptions for Corning's employee retirement plans were as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                   Pension Benefits                 Postretirement Benefits
                                              ---------------------------        ---------------------------
Years ended December 31,                      2001       2000       1999         2001       2000       1999
-------------------------------------------------------------------------------------------------------------------------

Discount rate                                 7.25%      7.75%      7.75%        7.25%      7.75%      7.75%
Expected return on plan assets                9.0%       9.0%       9.0%
Rate of compensation increase                 4.5%       4.5%       4.5%
-------------------------------------------------------------------------------------------------------------------------

Corning's consolidated postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. The health care cost trend rate for Corning's principal plan is assumed to be 6.7% in 2002, decreasing gradually to 5.0% in 2008 and thereafter.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in 2001 assumed health care trend rates would have the following effects:

-----------------------------------------------------------------------------------------------------------
                                                              One-Percentage-Point
                                                           Increase          Decrease
-----------------------------------------------------------------------------------------------------------

Effect on total of service and interest cost components      $ 4.9            $ (4.3)

Effect on postretirement benefit obligation                   41.6             (36.1)
-----------------------------------------------------------------------------------------------------------


The components of net periodic benefit cost for Corning's employee retirement plans were as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits                     Postretirement Benefits
                                                  ---------------------------------      ---------------------------------
(In millions)  Years ended December 31,             2001          2000        1999          2001         2000         1999
--------------------------------------------------------------------------------------------------------------------------------

Service cost                                      $   40       $    32     $    27       $    15       $   10       $   12
Interest cost                                        118           117          96            43           41           40
Expected return on plan assets                      (161)         (148)       (133)
Amortization of transition asset                      (1)           (1)         (1)
Amortization of net loss (gain)                       (6)           (1)         14                         (2)
Amortization of prior service cost (credit)           14            16           2            (1)          (1)          (1)
                                                  ---------------------------------      ----------------------------------

Net periodic benefit cost                              4            15           5            57           48           51

Recognition of curtailment and settlement             44 (1)        11           5           (13) (1)
Recognition of special termination benefits           18 (1)                                  17  (1)
                                                  ---------------------------------      ----------------------------------

Total cost                                        $   66       $    26     $    10       $    61       $   48       $   51
                                                  =================================      ==================================

(1)  Included in restructuring charges. See Note 6.

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year. In addition to defined benefit retirement plans, Corning offers defined contribution plans covering employees meeting certain eligibility requirements. Total consolidated defined contribution expense was $56 million, $81 million and $50 million for the years ended December 31, 2001, 2000 and 1999, respectively.

14.  Convertible Preferred Stock

Corning has 10 million authorized shares of Series Preferred Stock, par value $100 per share. Of the authorized shares, Corning has designated 2.4 million shares as Series A Junior Participating Preferred Stock for which no shares have been issued.

At December 31, 2001, 2000 and 1999, 72,400, 86,800 and 134,700 shares of Series
B Convertible Preferred Stock were outstanding, respectively. Each Series B share is convertible into 14.37 shares of Corning common stock and has voting rights equivalent to 14 common shares. The Series B shares were sold exclusively to the trustee of Corning's existing employee investment plans, based upon directions from plan participants. Participants may cause Corning to redeem the shares at 100% of par upon reaching age 55 or later, retirement, termination of employment or in certain cases of financial hardship. The Series B shares are redeemable by Corning at $100 per share.

15.  Common Shareholders' Equity

On August 16, 2001, Corning completed an equity offering of 14.2 million shares of common stock generating net proceeds to Corning of approximately $225 million.

Dividends paid to common shareholders in 2001 totaled $112 million compared with $210 million in 2000 and $176 million in 1999. On July 9, 2001, Corning announced the discontinuation of the payment of dividends on its common stock.

On January 31, 2000, Corning completed an equity offering of approximately 44.85 million shares of common stock generating net proceeds to Corning of approximately $2.2 billion. On November 6, 2000, Corning completed an equity offering of approximately 34.5 million shares of common stock generating net proceeds to Corning of approximately $2.4 billion.

Corning had established the Corning Stock Ownership Trust (CSOT) to fund a portion of future employee purchases and company contributions of common stock to Corning's Investment and Employee Stock Purchase Plans (the Plans). Corning sold 12 million treasury shares to the CSOT. The shares were fully distributed to the Plans and the trust terminated in 2001. Prior to termination, shares held by the CSOT were not considered outstanding for earnings per common share calculations until released to the Plans.

Corning repurchased approximately 4.2 million shares of its common stock in 1999. No shares of common stock were repurchased in 2001 and 2000.

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

15.  Common Shareholders' Equity (concluded)

Components of other comprehensive income (loss) accumulated in shareholders' equity are reported net of income taxes, as follows (in millions):

---------------------------------------------------------------------------------------------------------------------------
                                                            Foreign                       Net unrealized      Accumulated
                                                           currency      Net unrealized   gains (losses)         other
                                                          translation    (losses) gains    on cash flow      comprehensive
                                                          adjustment     on investments       hedges         income (loss)
--------------------------------------------------------------------------------------------------------------------------------

December 31, 1998                                          $    4           $   (1)                            $     3
Foreign currency translation adjustment                       (54)                                                 (54)
Unrealized gain on investments (net of tax of $15 million)                      23                                  23
Realized gains on securities (net of tax of $2 million)                         (3)                                 (3)
                                                           ---------------------------------------------------------------------

December 31, 1999                                             (50)              19                                 (31)
Foreign currency translation adjustment                      (118)                                                (118)
Unrealized gain on investments (net of tax of $21 million)                      33                                  33
Realized gains on securities (net of tax of $7 million)                        (11)                                (11)
                                                           ---------------------------------------------------------------------

December 31, 2000                                            (168)              41                                (127)
Foreign currency translation adjustment                       (31)                                                 (31)
Unrealized loss on investments (net of tax of $17 million)                     (27)                                (27)
Realized gains on securities (net of tax of $12 million)                       (18)                                (18)
Cumulative effect of adoption of SFAS No. 133                                                $    3                  3
Unrealized derivative gain on cash flow hedges
  (net of tax of $7 million)                                                                     11                 11
Reclassification adjustments on cash flow hedges
  (net of tax of $2 million)                                                                     (4)                (4)
                                                           ---------------------------------------------------------------------

December 31, 2001                                          $ (199)          $   (4)          $   10            $  (193)
                                                           =====================================================================


16.  Commitments, Contingencies, Guarantees and Hedging Activities

Commitments, Contingencies and Guarantees

Minimum rental commitments under leases outstanding at December 31, 2001 are (in millions):

--------------------------------------------------------------------------------

 2002        2003        2004        2005        2006        2007 and thereafter
--------------------------------------------------------------------------------

  $67         $61         $57         $51         $46              $285
--------------------------------------------------------------------------------

Total rental expense amounted to approximately $90 million for 2001, $76 million for 2000 and $59 million for 1999.

At December 31, 2001, future minimum lease payments to be received under a noncancelable sublease to Quest Diagnostics totaled $47 million. Quest Diagnostics, in turn, has a noncancelable sublease covering approximately $31 million of the minimum lease payments due to Corning. Corning has agreed to indemnify Quest Diagnostics should Quest Diagnostics' sublessee default on the minimum lease payments. Additionally, Corning continues to guarantee certain obligations of Quest Diagnostics totaling $14 million.

Corning and PPG Industries, Inc. each own 50% of the capital stock of PCC. PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. It is probable that there will be intensive negotiations throughout the first half of 2002 concerning terms of PCC's plan of reorganization, including whether or not Corning and its insurers may participate by making a contribution in exchange for a release. Management cannot estimate the probability that Corning will be able to secure such a release upon terms and conditions satisfactory to Corning and its insurers. The range of cost for these options (net of insurance) cannot be estimated at this time. Although asbestos litigation is inherently difficult, and the outcome of litigation is uncertain, management believes these matters will be resolved without a materially adverse impact on Corning's financial position. For a broader discussion see Note 9.

The ability of certain subsidiaries and associated companies to transfer funds is limited by provisions of certain loan agreements and foreign government regulations. At December 31, 2001, the amount of equity subject to such restrictions for consolidated subsidiaries totaled $84 million. While this amount is legally restricted, it does not result in operational difficulties since Corning has generally permitted subsidiaries to retain a majority of equity to support their growth programs. At December 31, 2001, loans of equity affiliates guaranteed by Corning totaled $16 million. In addition, Corning and certain of its subsidiaries have provided other financial guarantees and contingent liabilities in the form of purchase price adjustments related to attainment of milestones, stand-by letters of credit and performance bonds. As described in Note 9, Corning has agreed to provide a credit facility to Dow Corning up to $150 million. The amounts of these obligations are represented in the following table (in millions):

     Performance bonds and guarantees                        $  241
     Contingent purchase price for acquisitions                 238
     Dow Corning credit facility                                150
     Stand-by letters of credit                                  33
     Loan guarantees                                             16
                                                             ------
     Total                                                   $  678
                                                             ======

The funding of the Dow Corning credit facility is subject to events connected to the Bankruptcy Plan as described in Note 9. Management believes the significant majority of the other guarantees and contingent liabilities will expire without being funded.

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

The following table (in millions) summarizes the notional amounts and respective fair values of the derivative financial instruments at December 31, 2001. These contracts are held by Corning and its subsidiaries and mature at varying dates:

                                            Notional Amount       Fair Value
                                            ---------------       ----------
   Foreign exchange forward contracts          $ 379                 $ 20
   Foreign exchange option contracts           $ 140                 $  4

The forward and option contracts used by Corning in managing its foreign currency exposures contain an element of risk in that the counterparties may be unable to meet the terms of the agreements. However, Corning minimizes this risk by limiting the counterparties to a diverse group of highly-rated major domestic and international financial institutions with which Corning has other financial relationships. Corning is exposed to potential losses in the event of non-performance by these counterparties; however, Corning does not expect to record any losses as a result of counterparty default. Corning does not require and is not required to place collateral for these financial instruments.

16.  Commitments, Contingencies, Guarantees and Hedging Activities (concluded)

In December 1998, one of Corning's subsidiaries entered into financing agreements which provide for the sale of certain future yen based revenues, beginning February 1999 and expiring in December 2001. These contracts were terminated in July 2000. These contracts required the counterparty to advance U.S. dollars in amounts up to $10 million each month and Corning to repay the notes only to the extent of future yen denominated revenues. The obligations under these contracts were not cancelable by either party. Borrowings under the agreements bore interest at a premium to the Eurodollar rate. Transaction gains or losses related to these contracts were deferred and recognized as an adjustment to the revenue securing the note repayments. Borrowings were recorded on the balance sheet only to the extent they were outstanding. The cumulative borrowings between January 2000 and July 2000 were $60 million. Cumulative repayments approximated 6.6 billion yen for the same period.

17.  (Loss) Earnings Per Common Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible preferred shares, subordinated notes, convertible zero coupon debentures and convertible debentures outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by Corning with the related proceeds. Diluted loss per share is computed using the weighted-average number of common shares and excludes potential common shares outstanding, as their effect is anti-dilutive.

A reconciliation of the basic and diluted (loss) earnings per share from continuing operations computations for 2001, 2000 and 1999 are as follows (in millions, except per share amounts):

                                                                    For the years ended December 31,
                                    ------------------------------------------------------------------------------------------------
                                                 2001                             2000                             1999
                                    ------------------------------    -----------------------------    -----------------------------
                                               Weighted-                        Weighted-                        Weighted-
                                                Average   Per Share              Average   Per Share              Average  Per Share
                                     Income     Shares     Amount     Income     Shares     Amount     Income     Shares     Amount
                                     ------     ------     ------     ------     ------     ------     ------     ------     ------

(Loss) income from continuing
  operations                        $(5,498)                           $ 409                            $ 511
Less:  Preferred stock
  dividends                              (1)                              (1)                              (1)
                                    -----------------------------      ----------------------------     ----------------------------

Basic (Loss) Earnings
  Per Share                          (5,499)     933      $(5.89)        408       858        $0.48       510       765        $0.67
                                                          =======                             =====                            =====

Effect of Dilutive
  Securities
Options                                                                             21                               16
Convertible preferred
   securities of subsidiary                                                                                 2         6
Convertible subordinated notes                                                                              3         6
Convertible preferred stock                                                                                 1         2
                                    -----------------------------      ----------------------------     ----------------------------

Diluted (Loss) Earnings
  Per Share                         $(5,499)     933      $(5.89)      $ 408       879        $0.46     $ 516       795        $0.65
                                    =============================      ============================     ============================

At December 31, 2001, potential convertible shares of 45 million related to preferred stock, subordinated notes, 2% zero coupon convertible debentures and 3.5% convertible debentures were not included in the calculation of diluted loss per share due to the anti-dilutive effect they would have had on loss per share if converted. Also, the 2001 computation of diluted loss per share excluded 68 million options since their effect would have been anti-dilutive and the option exercise price was greater than the average market price of the common shares for the period.

At December 31, 2000, potential convertible shares of 12 million related to preferred stock, subordinated notes and zero coupon convertible debentures were not included in the calculation of diluted earnings per share due to the anti-dilutive effect they would have had on earnings per share if converted. Also, the 2000 computation of diluted earnings per share excluded 24 million options since the option exercise price was greater than the average market price of the common shares for the period.

17.  (Loss) Earnings Per Common Share (concluded)

During the first quarter of 1999, the Convertible Monthly Income Preferred Securities (MIPS) were redeemed and converted into 35 million shares of Corning common stock. The MIPS dividends paid prior to the date of the conversion are reflected within the dilutive earnings per share calculation for 1999.

18.  Stock Compensation Plans

At December 31, 2001, Corning's stock compensation programs are in accordance with the 2000 Employee Equity Participation Program and 2000 Equity Plan for Non-Employee Directors Program (Programs). For calendar years beginning January 1, 2001, 3.5% of Corning's common stock outstanding at the beginning of the year and any ungranted shares from prior years will be available for grant in the current year. At December 31, 2001, 49.9 million shares will be available under the Programs for 2002. Any remaining shares available for grant but not yet granted will be carried over and used in the following year.

Stock Option Plan

Corning stock option plans provide non-qualified and incentive stock options to purchase unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

Changes in the status of outstanding options were as follows:

--------------------------------------------------------------------------------
                                                  Number            Weighted-
                                                 of Shares           Average
                                              (in thousands)     Exercise Price
--------------------------------------------------------------------------------

Options outstanding January 1, 1999                43,818          $   9.70
Options granted under plans                         7,623          $  21.66
Options exercised                                 (15,234)         $   8.77
Options terminated                                   (918)         $  12.00
                                                ----------------------------

Options outstanding January 1, 2000                35,289          $  12.63
Options granted under plans                        23,549          $  66.27
Options issued in acquisitions                      4,456          $  26.55
Options exercised                                 (17,297)         $  10.62
Options terminated                                   (994)         $  42.78
                                                ----------------------------

Options outstanding January 1, 2001                45,003          $  42.27
Options granted under plans                        29,784          $  21.02
Options exercised                                  (1,258)         $   9.40
Options terminated                                 (1,138)         $  37.53
                                                ----------------------------

Options outstanding December 31, 2001              72,391          $  34.21
                                                ============================

The number of options exercisable and the corresponding weighted-average exercise price was 20.9 million and $26.33 at December 31, 2001, 12 million and $11.32 at December 31, 2000 and 14.1 million and $10.36 at December 31, 1999. The weighted-average fair value of options granted was $13.83 in 2001, $38.46 in 2000 and $8.29 in 1999.

The following table summarizes information about Corning's stock option plans at December 31, 2001:

                                            Options Outstanding                                   Options Exercisable
----------------------------------------------------------------------------------------------------------------------------------
                             Number          Weighted-Average                                Number
                         Outstanding at          Remaining           Weighted-           Exercisable at           Weighted-
      Range of          December 31, 2001    Contractual Life         Average           December 31, 2001          Average
   Exercise Prices       (in thousands)          in Years         Exercise Price         (in thousands)        Exercise Price
----------------------------------------------------------------------------------------------------------------------------------

  $   0.31 to 8.74            3,958                4.2                $ 7.88                  3,597                $ 8.01
  $   8.84 to 8.98              620                6.4                $ 8.91                    322                $ 8.85
  $   9.38 to 9.84            5,569                6.4                $ 9.41                  5,396                $ 9.41
  $  9.95 to 13.50            8,120                5.4                $10.61                  2,292                $12.21
  $ 13.52 to 15.28            7,491                9.5                $15.19                    448                $13.78
  $ 15.36 to 19.83            7,047                8.4                $17.14                  1,518                $15.94
  $ 19.94 to 31.78            7,910                9.3                $21.47                    261                $24.00
  $ 31.83 to 47.37            7,284                8.6                $40.77                  1,560                $33.06
  $ 48.33 to 55.08            6,383                8.8                $53.65                  1,873                $53.84
  $ 55.48 to 69.56            4,630                8.3                $61.75                  1,384                $61.96
  $ 70.08 to 70.75            5,640                8.9                $70.75                  1,883                $70.75
  $ 71.04 to 72.38            6,987                8.4                $72.11                     13                $71.97
  $72.99 to 111.00              752                8.7                $91.34                    335                $90.57
----------------------------------------------------------------------------------------------------------------------------------
                             72,391                8.0                $34.21                 20,882                $26.33
----------------------------------------------------------------------------------------------------------------------------------


Incentive Stock Plans

The Corning Incentive Stock Plan permits stock grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration.

In 2001,  2000 and 1999,  grants  of  1,028,000  shares,  1,429,000  shares  and
1,236,000 shares, respectively, were made under this plan. The weighted-average price of the grants was $36.89 in 2001, $61.07 in 2000 and $21.87 in 1999,
respectively. A total of 1.1 million shares issued remain subject to forfeiture at December 31, 2001.

Corning applies APB No. 25 accounting for its stock-based compensation plans. Compensation expense is recorded for awards of shares or share rights over the period earned. Compensation expense of $130 million, $31 million and $7 million was recorded in 2001, 2000 and 1999, respectively. If Corning had elected to recognize compensation expense under SFAS No. 123, Corning's net (loss) income, basic and diluted (loss) earnings per share in 2001, 2000 and 1999 would have been as follows:


-------------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)                                      2001         2000        1999
-------------------------------------------------------------------------------------------------------------------

Net (loss) income - as reported                                         $  (5,498)    $    422    $    516
Net (loss) income - pro forma                                           $  (5,868)    $    308    $    487

Basic (losses) earnings per common share - as reported                  $   (5.89)    $   0.49    $   0.67
Basic (losses) earnings per common share - pro forma                    $   (6.29)    $   0.36    $   0.64

Diluted (losses) earnings per common share - as reported                $   (5.89)    $   0.48    $   0.66
Diluted (losses) earnings per common share - pro forma                  $   (6.29)    $   0.35    $   0.62
-------------------------------------------------------------------------------------------------------------------

SFAS No. 123 requires that reload options be treated as separate grants from the related original option grants. Under Corning's reload program, upon exercise of an option, employees may tender unrestricted shares owned at the time of exercise to pay the exercise price and related tax withholding, and receive a reload option covering the same number of shares tendered for such purposes at the market price on the date of exercise. The reload options vest in one year and are only granted in certain circumstances according to the original terms of the option being exercised. The existence of the reload feature results in a greater number of options being measured.

18.  Stock Compensation Plans (concluded)

For purposes of SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following are weighted-average assumptions used for grants under Corning stock plans and predecessor Oak plans in 2001, 2000 and 1999, respectively:

---------------------------------------------------------------------------------------------------------------------------------
For Options                     Corning Option Plan            Corning Option Plan         Corning Incorporated           Oak
Granted During                         2001                           2000                         1999                  1999
---------------------------------------------------------------------------------------------------------------------------------

Expected life in years                    6                             5                            6                      4
Risk free interest rate                 4.8%                          5.8%                         5.7%                   5.7%
Dividend yield                         0.46%                         0.36%                        0.40%
Expected volatility                      75%                           65%                          33%                    49%
---------------------------------------------------------------------------------------------------------------------------------

Corning discontinued payment of dividends on its common stock in July 2001. The dividend yield assumption applies to grants prior to July 2001.

Worldwide Employee Share Purchase Plan

In addition to the Stock Option Plan and Incentive Stock Plans, Corning has a Worldwide Employee Share Purchase Plan (WESPP). Under the WESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Corning common stock. The purchase price of the stock is 85% of the lower of the beginning-of-quarter or end-of-quarter market price. The CSOT was utilized to fund a portion of employee purchases of common stock under the WESPP.

Corning Incorporated and Subsidiary Companies
Schedule II - Valuation Accounts and Reserves
(In millions)




----------------------------------------------------------------------------------------------------------------------------------

                                                Balance at                                   Net Deductions         Balance at
Year ended December 31, 2001                Beginning of Period         Additions               and Other          End of Period
----------------------------------------------------------------------------------------------------------------------------------

Doubtful accounts and allowances                 $  47                  $  32                    $   19                 $   60
Deferred tax assets valuation allowance          $  45                  $  90                                           $  135
Accumulated amortization of goodwill
  and other intangible assets                    $ 355                  $ 419                    $   23                 $  751
Reserves for accrued costs of
  business restructuring                                                $ 961                    $  685                 $  276
----------------------------------------------------------------------------------------------------------------------------------




----------------------------------------------------------------------------------------------------------------------------------

                                                Balance at                                   Net Deductions         Balance at
Year ended December 31, 2000                Beginning of Period         Additions               and Other          End of Period
----------------------------------------------------------------------------------------------------------------------------------

Doubtful accounts and allowances                 $  20                  $  30                    $  3                   $   47
Deferred tax assets valuation allowance          $  50                                           $  5                   $   45
Accumulated amortization of goodwill
  and other intangible assets                    $ 112                  $ 249                    $  6                   $  355
Reserves for accrued costs of
  business restructuring                         $   8                                           $  8
----------------------------------------------------------------------------------------------------------------------------------




----------------------------------------------------------------------------------------------------------------------------------

                                                Balance at                                   Net Deductions         Balance at
Year ended December 31, 1999                Beginning of Period         Additions               and Other          End of Period
----------------------------------------------------------------------------------------------------------------------------------

Doubtful accounts and allowances                  $ 18                   $ 23                    $ 21                   $   20
LIFO valuation                                    $ 19                                           $ 19
Deferred tax assets valuation allowance           $ 34                   $ 16                                           $   50
Accumulated amortization of goodwill
  and other intangible assets                     $ 90                   $ 31                    $  9                   $  112
Reserves for accrued costs of
  business restructuring                          $ 61                                           $ 53                   $    8
----------------------------------------------------------------------------------------------------------------------------------

QUARTERLY OPERATING RESULTS AND RELATED MARKET DATA
(unaudited)

(In millions, except per share amounts)                                                Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                 First        Second       Third       Fourth         Total
2001                                                            Quarter       Quarter     Quarter      Quarter        Year
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                      $  1,921     $   1,868    $   1,509    $    974      $  6,272
Gross margin                                                        809           536          515          32         1,892
Income (loss) before income taxes,
   minority interest and equity earnings                            211        (4,871)        (320)     (1,131)       (6,111)
Provision (benefit) for income taxes                                108           (77)         (60)       (423)         (452)
Minority interest in (earnings) losses of subsidiaries               (5)           (7)           1          24            13
Equity in earnings of associated companies                           34            46           39          29           148
Net income (loss)                                              $    132     $  (4,755)   $    (220)   $   (655)     $ (5,498)
------------------------------------------------------------------------------------------------------------------------------------

Basic Earnings (Loss) Per Share                                $   0.14     $   (5.13)   $   (0.24)   $  (0.69)     $  (5.89)
Diluted Earnings (Loss) Per Share                              $   0.14     $   (5.13)   $   (0.24)   $  (0.69)     $  (5.89)
Dividend declared                                              $   0.06     $    0.06                               $   0.12
Price range
   High                                                        $  70.25     $   26.70    $   16.82    $  10.30
   Low                                                         $  19.98     $   13.00    $    8.35    $   7.01
------------------------------------------------------------------------------------------------------------------------------------

2000
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                      $  1,351     $   1,776    $   1,916    $  2,084      $  7,127
Gross margin                                                        563           746          804         883         2,996
Income (loss) from continuing operations before income
   taxes, minority interest and equity earnings                     137           254          320         (20)          691
Provision for income taxes                                           55           137          111         104           407
Minority interest in earnings of subsidiaries                        (3)           (7)          (7)         (7)          (24)
Equity in earnings of associated companies                           34            39           52          60           185
Impairment of equity investment                                     (36)                                                 (36)
Income (loss) from continuing operations                       $     77     $     149    $     254    $    (71)     $    409
Income from discontinued operations, net of income tax (1)                                                  13            13
Net income (loss)                                              $     77     $     149    $     254    $    (58)     $    422
------------------------------------------------------------------------------------------------------------------------------------

Basic Earnings (Loss) Per Share
   Continuing operations                                       $   0.09     $    0.18    $    0.29    $  (0.08)     $   0.48
   Discontinued operations (1)                                                                            0.02          0.01
   Net income (loss) per share                                 $   0.09     $    0.18    $    0.29    $  (0.06)     $   0.49
Diluted Earnings (Loss) Per Share
   Continuing operations                                       $   0.09     $    0.17    $    0.28    $  (0.08)     $   0.46
   Discontinued operations (1)                                                                            0.02          0.02
   Net income (loss) per share                                 $   0.09     $    0.17    $    0.28    $  (0.06)     $   0.48
Dividend declared                                              $   0.06     $    0.06    $    0.06    $   0.06      $   0.24
Price range
   High                                                        $  73.33     $   89.96    $  113.11    $ 105.94
   Low                                                         $  34.58     $   48.33    $   77.58    $  52.81
------------------------------------------------------------------------------------------------------------------------------------

(1) Discontinued operations are described in Note 1 to the Consolidated Financial Statements.

FIVE YEARS IN REVIEW - HISTORICAL COMPARISON
(unaudited)

(In millions, except per share amounts)                                               Corning Incorporated and Subsidiary Companies
-----------------------------------------------------------------------------------------------------------------------------------


Years ended December 31,                                     2001           2000          1999              1998            1997
----------------------------------------------------------------------------------------------------------------------------------

Results of Operations

Net sales                                               $   6,272      $   7,127      $  4,741          $  3,832        $  3,831
Nonoperating gains                                                             7            30                40
Research, development and engineering expenses                631            540           378               307             263
Amortization of purchased intangibles,
   including goodwill                                         439            245            28                22              22
Acquisition-related charges                                                  463
Impairment and restructuring charges                        5,725                            1                85
Equity in earnings of associated companies                    148            185           112                97              79
Impairment of equity investment                                              (36)
(Loss) income from continuing operations                $  (5,498)     $     409      $    511          $    355        $    431
Income from discontinued operations,
  net of income taxes                                                         13             5                66              31
Net (loss) income                                       $  (5,498)     $     422      $    516          $    421        $    462
------------------------------------------------------------------------------------------------------------------------------------

Basic (loss) earnings per share
    Continuing operations                               $   (5.89)     $    0.48      $   0.67          $   0.48        $   0.59
    Discontinued operations                                                 0.01                            0.09            0.04
    Net (loss) income per share                         $   (5.89)     $    0.49      $   0.67          $   0.57        $   0.63
Diluted (loss) earnings per share
    Continuing operations                               $   (5.89)     $    0.46      $   0.65          $   0.47        $   0.57
    Discontinued operations                                                 0.02          0.01              0.09            0.04
    Net (loss) income per share                         $   (5.89)     $    0.48      $   0.66          $   0.56        $   0.61
Dividends declared                                      $    0.12      $    0.24      $   0.24          $   0.24        $   0.24
Shares used in computing per share amounts:
    Basic earnings per share                                  933            858           765               733             729
    Diluted earnings per share                                933            879           795               778             781
------------------------------------------------------------------------------------------------------------------------------------

Financial Position

Working capital                                         $   2,113      $   2,685      $    430          $    348        $    326
Plant and equipment, net                                    5,097          4,679         3,202             2,784           2,337
Total assets                                               12,793         17,526         6,526             5,464           5,080
Long-term debt                                              4,461          3,966         1,490             1,218           1,277
Common shareholders' equity                                 5,414         10,633         2,463             1,707           1,429
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Data (1)

Adjusted net (loss) income excluding
  amortization of goodwill                              $  (5,153)     $     625      $    534          $    434        $    475
Basic (loss) earnings per share
    Continuing operations                               $   (5.52)     $    0.71      $   0.69          $   0.50        $   0.61
    Discontinued operations                                                 0.02          0.01              0.09            0.04
    Net (loss) income per share                         $   (5.52)     $    0.73      $   0.70          $   0.59        $   0.65
Diluted (loss) earnings per share
    Continuing operations                               $   (5.52)     $    0.69      $   0.67          $   0.49        $   0.59
    Discontinued operations                                                 0.02          0.01              0.08            0.04
    Net (loss) income per share                         $   (5.52)     $    0.71      $   0.68          $   0.57        $   0.63
------------------------------------------------------------------------------------------------------------------------------------

(1) Reference should be made to Note 1 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(unaudited)

(In millions, except number of employees and common shareholders)


                                                          2001           2000              1999             1998            1997
-----------------------------------------------------------------------------------------------------------------------------------

SELECTED DATA
Common dividends declared                           $      112       $    210         $     176         $    167       $     166
Preferred dividends declared                        $        1       $      1         $       1         $      2       $       2
Capital expenditures                                $    1,800       $  1,525         $     757         $    730       $     760
Depreciation and amortization                       $    1,068       $    765         $     408         $    320       $     305
Number of employees (1)                                 31,700         41,800            21,500           19,300          19,500
Number of common shareholders                           26,030         20,140            20,200           22,100          23,600
-----------------------------------------------------------------------------------------------------------------------------------

(1) Amounts do not include employees of discontinued operations.

INVESTOR INFORMATION

Annual Meeting The annual meeting of shareholders will be held on Thursday, April 25, 2002, in Corning, NY. A formal notice of the meeting together with a proxy statement will be mailed to shareholders on or about March 14, 2002. The proxy statement can also be accessed electronically through the investor relations category of the Corning home page on the Internet at http://www.corning.com. A summary report of the proceedings at the annual meeting will be available without charge upon written request to Ms. Denise A. Hauselt, assistant general counsel and secretary, Corning Incorporated, HQ-E2-10, Corning, NY 14831.

Additional Information
A copy of Corning's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Ms. Denise Hauselt, assistant general counsel and secretary, Corning Incorporated, HQ-E2-10, Corning, NY 14831. The Annual Report on Form 10-K can also be accessed electronically through the investor relations category of the Corning home page on the Internet at http://www.corning.com.

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

Transfer Agent and Registrar
Computershare Investor Services LLC
P.O. Box A-3504
Chicago, IL  60690-3504
Telephone:  (800) 255-0461
www.computershare.com

Change of Address
Report change of address to Computershare at the above address.

Independent Accountants
PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, NY  10019

The following exhibits are included only in copies of the 2001 Annual Report on Form 10-K filed with Securities and Exchange Commission.

          Exhibit #24                   Powers of Attorney

Copies of these exhibits may be obtained by writing to Ms. Denise Hauselt, assistant general counsel and secretary, Corning Incorporated, MP-HQ-E2-10, Corning, New York 14831.