Form 10-K/A
period 2001-12-31
CORNING INC /NY
filed 2002-03-07
CIK 24741

Securities and
                              Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-K/A

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

Common Stock, $0.50 per value,                New York Stock Exchange
with attached Preferred Share
      Purchase Right

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes   x         No
    -----         -----

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

     Corning reported sales of its photonic technologies business for the year ended December 31, 2001 as $509 million in its Form 8-K dated January 23, 2002. Corning's Form 10-K, filed March 4, 2002, incorrectly reported this amount as $462 million. This amendment corrects this disclosure in the operating segments discussion of Item 7 in the Form 10-K.

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

Manufacturing, sales and administrative, and research and development facilities at consolidated locations have an aggregate floor space of approximately 24 million square feet. Distribution of this total area is:

------------------------------------------------------------------------------

(million square feet)          Total              Domestic          Foreign
------------------------------------------------------------------------------

Manufacturing                   18                   12                6
Sales and administrative         4                    2                2
Research and development         2                    2
------------------------------------------------------------------------------

                                24                   16                8
------------------------------------------------------------------------------


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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

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

Pro forma net income in 2001 totaled $157 million, or $0.17 per share, a decrease of 85% and 86%, respectively, from 2000. Pro forma net income in 2000 was $1.1 billion, or $1.22 per share, an increase of 106% and 83%, respectively, over 1999. Corning calculates pro forma net income from (loss) income from continuing operations as follows (after-tax and minority interest; in millions):

                                                                           Years ended December 31,
                                                                  ------------------------------------------
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
                                                                  =========       =======          ========

The decrease in pro forma net income in 2001 was primarily due to lower sales volumes, charges for inventory write-downs and stock compensation charges. Corning's results for 2001 weakened significantly over the course of the year. Quarterly revenues and pro forma net income (loss) were as follows (in millions):


                                  Qtr. 1      Qtr. 2       Qtr. 3        Qtr. 4
                                 -------     -------      -------       -------

Revenue                          $ 1,921     $ 1,868      $ 1,509       $  974
Pro forma net income (loss)      $   268     $    74      $    76       $ (261)

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

(In millions, except headcounts)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                Non-            Net Cash         Remaining
                                                 Total          Cash            Payments        Reserve at
                                                Charges        Charges           in 2001     December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------

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
                                               ========

The following table illustrates the charge for restructuring actions as it relates to Corning's operating segments:

------------------------------------------------------------------------------------------------------------------------------------
Charges for restructuring actions
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Corporate
                                                                                                 Functions
                                                Telecom-      Advanced         Information       Including        Total
                                               munications    Materials          Display         Research        Charges
------------------------------------------------------------------------------------------------------------------------------------

Charges for restructuring actions              $   640        $     94          $    36          $    191       $    961
                                               =========================================================================

The following table illustrates the headcount reduction amongst U.S. Hourly, U.S. Salaried and Non-U.S. positions:

------------------------------------------------------------------------------------------------------------------------------------
Headcount reduction
------------------------------------------------------------------------------------------------------------------------------------
                                               U.S. Hourly     U.S. Salaried      Non-U.S.           Total
------------------------------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------------------
Telecommunications
(In millions)                                                            2001              2000                1999
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                             $ 4,458          $  5,186            $  2,987
Research, development and engineering expenses                        $   474          $    395            $    262
Interest expense                                                      $   104          $     70            $     59
Segment (loss) earnings before minority interest
   and equity earnings                                                $   (93)         $    692            $    341
     Minority interest in losses (earnings) of subsidiaries                                   3                 (34)
     Equity in earnings of associated companies                            12                 1                  15
                                                                      -------          --------            --------
Segment net (loss) income                                             $   (81)         $    696            $    322
                                                                      =======          ========            ========

Segment (loss) earnings before minority interest and
   equity earnings as a percentage of segment sales                      (2.1)%            13.3%               11.4%
Segment net (loss) income as a percentage of segment sales               (1.8)%            13.4%               10.8%
------------------------------------------------------------------------------------------------------------------------------------

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

The photonic technologies business manufactures photonic modules and components primarily for the optical amplification market. Sales in the photonic technologies business declined over 50% to $509 million compared with $1.04 billion in 2000. The sales decrease reflects significant declines in orders from major customers caused by the decrease in capital spending in the telecommunications industry. The business incurred a significant operating loss for the year as a result of lower sales volumes, excess capacity, a higher fixed cost structure and charges for excess and obsolete inventory in the second and fourth quarters.

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

------------------------------------------------------------------------------------------------------------------------------------
Advanced Materials
(In millions)                                                                 2001             2000            1999
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                 $    993          $ 1,021        $  1,025
Research, development and engineering expenses                            $    120          $   116        $     93
Interest expense                                                          $     25          $    18        $     23
Segment earnings before equity earnings                                   $     19          $    58        $     76
     Equity in earnings of associated companies                                 27               22              21
                                                                          --------          -------        --------
Segment net income                                                        $     46          $    80        $     97
                                                                          ========          =======        ========

Segment earnings before equity earnings as a
   percentage of segment sales                                                 1.9%             5.7%            7.4%
Segment net income as a percentage of segment sales                            4.6%             7.8%            9.5%
------------------------------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------------------
Information Display
(In millions)                                                                  2001            2000            1999
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                    $  800          $  894          $  701
Research, development and engineering expenses                               $   40          $   29          $   23
Interest expense                                                             $   23          $   19          $   11
Segment earnings before minority interest and equity earnings                $   44          $  114          $   58
     Minority interest in earnings of subsidiaries                                              (27)            (23)
     Equity in earnings of associated companies                                 105             145              68
                                                                             ------          ------          ------
Segment net income                                                           $  149          $  232          $  103
                                                                             ======          ======          ======

Segment earnings before minority interest and
   equity earnings as a percentage of segment sales                             5.5%           12.8%            8.3%
Segment net income as a percentage of segment sales                            18.6%           26.0%           14.7%
------------------------------------------------------------------------------------------------------------------------------------

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

Obligations, Commitments and Contingencies

At December 31, 2001, the contractual cash obligations and other commercial commitments and contingencies of Corning were as follows:

Contractual Cash Obligations
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   2006 and
                                                         2002       2003       2004       2005    thereafter     Total
-----------------------------------------------------------------------------------------------------------------------------------

(In millions)
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                          $  244     $  173     $   38    $ 2,411    $ 2,003      $ 4,869
Minimum rental commitments                                  67         61         57         51        331          567
Business combinations                                      225                                                      225
-----------------------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations                      $  536     $  234     $   95    $ 2,462    $ 2,334      $ 5,661
-----------------------------------------------------------------------------------------------------------------------------------

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

Other Commercial Commitments and Contingencies
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Amount of commitment and contingency expiration per period
                                                                  -----------------------------------------------------------
                                                                  Less than    1 to 2     2 to 3       3 to 4     5 years and
                                                         Total      1 year      years      years        years      thereafter
------------------------------------------------------------------------------------------------------------------------------------

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

The following table presents a reconciliation  of reported net (loss) income and
(loss) earnings per share to adjusted net (loss) income and (loss) earnings per share, as if SFAS No. 142 had been in effect as follows:

                                                                            Years ended December 31,
                                                                   -----------------------------------------
(In millions)                                                           2001           2000           1999
------------------------------------------------------------------------------------------------------------

Reported net (loss) income                                         $  (5,498)     $     422       $    516
Goodwill amortization, net of income taxes                               345            203             18
                                                                   -----------------------------------------
Adjusted net (loss) income                                         $  (5,153)     $     625       $    534
                                                                   =========================================

Reported net (loss) income per share - basic                       $   (5.89)     $    0.49       $   0.67
Goodwill amortization, net of income taxes                              0.37           0.24           0.03
                                                                   -----------------------------------------
Adjusted net (loss) income per share - basic                       $   (5.52)     $    0.73       $   0.70
                                                                   =========================================

Reported net (loss) income per share - diluted                     $   (5.89)     $    0.48       $   0.66
Goodwill amortization, net of income taxes                              0.37           0.23           0.02
                                                                   -----------------------------------------
Adjusted net (loss) income per share - diluted                     $   (5.52)     $    0.71       $   0.68
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


Item 7A. Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

See Item 7, Market Risk Disclosures, appearing on page 29.


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

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

Corning Incorporated


              Principal Executive Officer
By                 /s/ John W. Loose               President and                                                     March 7, 2002
       ----------------------------------------    Chief Executive Officer
                    (John W. Loose)


              Principal Financial Officer
By               /s/ James B. Flaws                Executive Vice President and                                      March 7, 2002
       ----------------------------------------    Chief Financial Officer
                  (James B. Flaws)


             Principal Accounting Officer
By              /s/ Katherine A. Asbeck            Senior Vice President and Controller                              March 7, 2002
       ----------------------------------------
                 (Katherine A. Asbeck)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated.

                                                   Capacity                                                              Date
                      *
                                                   Chairman of the Board of Directors                                March 7, 2002
-----------------------------------------------
             (James R. Houghton)


                      *
                                                   Director                                                          March 7, 2002
-----------------------------------------------
             (Roger G. Ackerman)


                      *
                                                   Director                                                          March 7, 2002
-----------------------------------------------
             (John Seely Brown)


                      *
                                                   Director                                                          March 7, 2002
-----------------------------------------------
              (James B. Flaws)


                      *
                                                   Director                                                          March 7, 2002
-----------------------------------------------
                (Gordon Gund)


                      *
                                                   Director                                                          March 7, 2002
-----------------------------------------------
             (John M. Hennessy)



                      *
                                                   Director                                                          March 7, 2002
-----------------------------------------------
               (John W. Loose)


                      *
                                                   Director                                                          March 7, 2002
-----------------------------------------------
             (James J. O'Connor)


                      *
                                                   Director                                                          March 7, 2002
-----------------------------------------------
             (Catherine A. Rein)


                      *
                                                   Director                                                          March 7, 2002
-----------------------------------------------
             (Deborah D. Rieman)


                      *
                                                   Director                                                          March 7, 2002
-----------------------------------------------
              (H. Onno Ruding)


                      *
                                                   Director                                                          March 7, 2002
-----------------------------------------------
           (William D. Smithburg)


                      *
                                                   Director                                                          March 7, 2002
-----------------------------------------------
            (Hansel E. Tookes II)


                      *
                                                   Director                                                          March 7, 2002
-----------------------------------------------
            (Peter F. Volanakis)


                      *
                                                   Director                                                          March 7, 2002
-----------------------------------------------
             (Wendell P. Weeks)



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




PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, New York 10019


January 23, 2002


Consolidated Statements of Income                                                     Corning Incorporated and Subsidiary Companies
-----------------------------------------------------------------------------------------------------------------------------------

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


Consolidated Balance Sheets                                                           Corning Incorporated and Subsidiary Companies
-----------------------------------------------------------------------------------------------------------------------------------

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


Consolidated Statements of Cash Flows                                                 Corning Incorporated and Subsidiary Companies
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Years ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                                 2001        2000         1999
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   (Loss) income from continuing operations                                               $ (5,498)    $   409       $  511
   Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
       Amortization of purchased intangibles, including goodwill                               439         245           28
       Depreciation                                                                            641         516          376
       Impairment of goodwill and other intangible assets                                    4,764
       Nonoperating gains                                                                                   (7)         (30)
       Acquisition-related charges                                                                         463
       Impairment of assets and restructuring charges, net of cash spent                       884                        1
       Inventory write-down                                                                    333
       Stock compensation charges                                                              130          31            7
       Equity in earnings of associated companies in excess of dividends received              (94)       (140)         (61)
       Impairment of equity investment                                                                      36
       Minority interest, net of dividends paid                                                (22)        (83)          50
       Deferred tax (benefit) expense                                                         (511)        (48)          43
       Interest expense on convertible debentures                                               41           7
       Tax benefit on stock options                                                             27         321           60
       Changes in certain working capital items                                                241        (402)        (144)
       Other, net                                                                               70          73           26
                                                                                          ----------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    1,445       1,421          867
                                                                                          ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                     (1,800)     (1,525)        (757)
   Acquisitions of businesses, net of cash acquired                                            (66)     (5,053)        (188)
   Net proceeds from sale or disposal of assets                                                 67          80           68
   Net increase in long-term investments and other long-term assets                           (113)        (56)         (38)
   Short-term investments - acquisitions                                                    (1,320)     (1,482)
   Short-term investments - liquidations                                                       853         767
   Other, net                                                                                    4           5          (18)
                                                                                          ----------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                       (2,375)     (7,264)        (933)
                                                                                          ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term debt                                           181        (386)         215
   Proceeds from issuance of long-term debt                                                    735       2,728          347
   Repayments of long-term debt                                                               (104)       (169)         (80)
   Proceeds from issuance of common stock                                                      247       4,744          113
   Repurchases of common stock                                                                                          (96)
   Redemption of common stock for income tax withholding                                       (42)        (57)         (18)
   Dividends paid                                                                             (113)       (211)        (177)
                                                                                          ----------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      904       6,649          304
                                                                                          ----------------------------------
Effect of exchange rates on cash                                                                (7)         (5)          (4)
                                                                                          ----------------------------------
Cash (used in) provided by continuing operations                                               (33)        801          234
Cash used in discontinued operations                                                            (9)         (2)         (13)
                                                                                          ----------------------------------
Net (decrease) increase in cash and cash equivalents                                           (42)        799          221
Cash and cash equivalents at beginning of year                                               1,079         280           59
                                                                                          ----------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $  1,037     $ 1,079       $  280
                                                                                          ==================================

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
                                            Common     excess of    Unearned   (accumulated  Treasury   comprehensive  shareholders'
                                             stock     par value  compensation   deficit)      stock    income (loss)     equity
------------------------------------------------------------------------------------------------------------------------------------

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

Supplemental disclosure of cash flow information is as follows:

                                                                       Years ended December 31,
                                                              ----------------------------------------
(In millions)                                                    2001          2000             1999
------------------------------------------------------------------------------------------------------
Changes in certain working capital items:
     Accounts receivable                                      $   677       $  (249)         $  (150)
     Inventories                                                  (51)         (280)             (81)
     Other current assets                                          92          (192)              (9)
     Accounts payable and other current liabilities              (477)          319               96
                                                              ---------------------------------------
     Total                                                    $   241       $  (402)         $  (144)
                                                              =======================================

Cash paid for interest and income taxes:
     Interest                                                 $   111       $   132          $   131
     Income taxes, net of refunds                             $    99       $   127          $   172

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

The following table presents a reconciliation  of reported net (loss) income and
(loss) earnings per share to adjusted net (loss) income and (loss) earnings per share, as if SFAS No. 142 had been in effect as follows:

                                                                                  Years ended December 31,
                                                                         -----------------------------------------
(In millions)                                                                 2001           2000           1999
------------------------------------------------------------------------------------------------------------------

Reported net (loss) income                                               $  (5,498)     $     422       $    516
Goodwill amortization, net of income taxes                                     345            203             18
                                                                         -----------------------------------------
Adjusted net (loss) income                                               $  (5,153)     $     625       $    534
                                                                         =========================================

Reported net (loss) income per share - basic                             $   (5.89)     $    0.49       $   0.67
Goodwill amortization, net of income taxes                                    0.37           0.24           0.03
                                                                         -----------------------------------------
Adjusted net (loss) income per share - basic                             $   (5.52)     $    0.73       $   0.70
                                                                         =========================================

Reported net (loss) income per share - diluted                           $   (5.89)     $    0.48       $   0.66
Goodwill amortization, net of income taxes                                    0.37           0.23           0.02
                                                                         -----------------------------------------
Adjusted net (loss) income per share - diluted                           $   (5.52)     $    0.71       $   0.68
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

The following table presents information related to Corning's acquisitions for the years ended December 31, 2001, 2000 and 1999 (in millions):

                                                         Initial                                  Goodwill &    Amortization
         Acquisition                             Date     Price           Form          IPRD      Intangibles       Life
------------------------------------------------------------------------------------------------------------------------------------
2001
Tropel Corporation (a)                           3/01    $  160          Cash/Stock                 $  155             15
------------------------------------------------------------------------------------------------------------------------------------
2000
Pirelli's optical components business (b)       12/00     4,000          Cash/Stock     $323         3,624             13
Champion Products Inc. (c)                      10/00        85                Cash                     69             20
IntelliSense Corporation (d)                     6/00       410       Stock/Options        7           483             13
NetOptix Corporation (e)                         5/00     2,000       Stock/Options                  2,066             10
NZ Applied Technologies (NZAT) (f)               5/00        75       Stock/Options       44            73             10
Photonics Technology Research Center (g)         2/00        66                Cash       42            24              9
Siemens Transaction (h)                          2/00     1,400           Cash/Debt                    650           5-20
Other 2000                                    Various        67                Cash                     64       up to 20
------------------------------------------------------------------------------------------------------------------------------------
1999
Corning Japan K.K. (i)                           9/99        32                Cash                     18             20
BICC and Optical Waveguides Australia (j)        4/99       135                Cash                     37           5-25
Other 1999                                    Various        18                Cash                      9       up to 10
------------------------------------------------------------------------------------------------------------------------------------

(a) Manufacturer of precision optics and metrology instruments for the semiconductor and other industries. Purchase price included 1.95 million shares valued at $94 million.
(b) Manufacturer of lithium niobate modulators, pump lasers, certain specialty fibers and fiber gratings used in optical networks. Purchased from Pirelli S.p.A., based in Milan, Italy (90%) and Cisco Systems Inc. (10%), the "Pirelli transaction," for $3.6 billion in cash to Pirelli S.p.A. and 5.5 million shares of Corning common stock valued at approximately $400 million to Cisco Systems. Corning impaired $3,154 million of goodwill and other intangible assets in 2001. See Note 5.
(c) Manufacturer of enclosures, power pedestals, shelters and a unique patented design for temperature controlled enclosures for telecommunications.
(d) Manufacturer of micro-electro-mechanical devices. Purchase of the remaining 67% interest for 6.1 million shares of Corning common stock and assumption of stock options convertible into 2 million shares of Corning common stock. An additional 1 million shares valued at $77 million were issued in 2000 when certain product milestones were achieved.
(e) Manufacturer of thin film filters for use in dense wavelength division multiplexing components. Purchase price included 33.7 million shares of Corning common stock and assumption of stock options convertible into 2.5 million Corning shares. Corning impaired $1,610 million of goodwill in 2001. See Note 5.
(f) Manufacturer of photonic components for telecommunication applications. Purchase of the remaining 84% interest for 1.3 million shares of Corning common stock valued at $75 million. NZAT earned an additional 0.5 million shares of Corning common stock valued at $42 million in 2000. An additional
     0.6 million shares valued at $14 million were issued in 2001 for achieving certain product milestones. NZAT may earn an additional 0.2 million shares in 2002 if certain milestones are achieved.
(g)  Acquired from British Telecommunications.
(h) Purchase of the worldwide optical cable and hardware business of Siemens AG and the remaining 50% in Siecor Corporation and Siecor GmbH. Purchase price includes $120 million of assumed debt and $145 million of contingent performance payments to be paid, if earned, over a four-year-period. Total cash paid to Siemens as of December 31, 2001 was $1.1 billion.
(i) Manufacturer of flat panel display glass within Corning's Information Display Segment. Purchase of the remaining 21% interest.
(j) Purchase of BICC, plc's telecommunications cable business and the remaining 50% equity interest in Optical Waveguides Australia.

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

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

Years ended December 31,                                                  2001           2000           1999
--------------------------------------------------------------------------------------------------------------
NET SALES
Total segment net sales                                              $   6,251      $   7,101       $  4,713
Non-segment net sales (1)                                                   21             26             28
                                                                     -----------------------------------------
   Total net sales                                                   $   6,272      $   7,127       $  4,741
                                                                     =========================================

NET INCOME
Total segment net income (2)                                         $     114      $   1,008       $    522
   Unallocated items:
Non-segment (loss) income (1)                                               (5)            12             20
Amortization of goodwill (3)                                              (363)          (216)           (24)
Acquisition-related charges (4)                                                          (463)
Impairment and restructuring charges (5)                                (5,725)                           (1)
Interest income (6)                                                         68            104
Income tax (7)                                                             409             (5)            (2)
Equity in earnings of associated companies                                   4              5              8
Impairment of equity investment                                                           (36)
Minority interest                                                                                        (10)
Dividends on convertible preferred securities of subsidiary                                               (2)
                                                                     ----------------------------------------
   (Loss) income from continuing operations                          $  (5,498)     $     409       $    511
                                                                     =========================================

ASSETS
Total segment assets                                                 $   6,543      $   6,428       $  4,172
   Non-segment assets:
Property, plant and equipment (8)                                          636          1,100            829
Investments (9)                                                             80            140            139
Other assets (10)                                                        2,811          7,577            800
Remaining corporate assets (11)                                          2,723          2,281            586
                                                                     -----------------------------------------
   Total consolidated assets                                         $  12,793      $  17,526       $  6,526
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


                                                                 Segment          Reconciling        Consolidated
Other Significant Items                                           Total           Adjustments            Total
------------------------------------------------------------------------------------------------------------------
2001
Depreciation                                                     $  636            $     5            $   641
Interest expense                                                    152                  1                153
Income taxes                                                        (28)              (424)              (452)
Equity in earnings of associated companies                          144                  4                148
Minority interest                                                                       13                 13
Investment in associated companies, at equity                       612                 24                636
Capital expenditures                                              1,403                273 (2)          1,676 (3)
------------------------------------------------------------------------------------------------------------------

2000
Depreciation                                                     $  519            $    (3)           $   516
Income taxes                                                        404                  3                407
Equity in earnings of associated companies (1)                      168                 17                185
Minority interest                                                   (24)                                  (24)
Investment in associated companies, at equity                       481                 13                494
Capital expenditures                                              1,431                290 (2)          1,721 (3)
------------------------------------------------------------------------------------------------------------------

1999
Depreciation                                                     $  374            $     2            $   376
Income taxes                                                        200                  7                207
Equity in earnings of associated companies                          104                  8                112
Minority interest                                                   (57)               (10)               (67)
Investment in associated companies, at equity                       370                 57                427
Capital expenditures                                                502                255 (2)            757
------------------------------------------------------------------------------------------------------------------

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

(In millions, except headcounts)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                Non-            Net Cash         Remaining
                                                 Total          Cash            Payments        Reserve at
                                                Charges        Charges           in 2001     December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------

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
                                               ========

The following table illustrates the headcount reduction amongst U.S. Hourly, U.S. Salaried and Non-U.S. positions:

------------------------------------------------------------------------------------------------------------------------------------
Headcount reduction
------------------------------------------------------------------------------------------------------------------------------------
                                               U.S. Hourly     U.S. Salaried     Non-U.S.            Total
                                               ----------------------------------------------------------------

Headcount reduction                               6,000           3,100            2,900            12,000
                                               ===========================================================

7.   Inventories

Inventories consisted of the following (in millions):
                                                                                                       December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              2001                       2000
------------------------------------------------------------------------------------------------------------------------------------
   Finished goods                                                                         $    251                   $    300
   Work in process                                                                             153                        263
   Raw materials and accessories                                                               210                        377
   Supplies and packing materials                                                              111                        100
                                                                                          ----------------------------------------
   Total inventories                                                                      $    725                   $  1,040
                                                                                          ========================================

8.   Income Taxes

------------------------------------------------------------------------------------------------------------------------------------
(In millions)  Years ended December 31,                                                       2001        2000           1999
------------------------------------------------------------------------------------------------------------------------------------

(Loss) income from continuing operations before income taxes:
   U.S. companies                                                                        $  (2,945)     $  762         $  527
   Non-U.S. companies                                                                       (3,166)        (71)           148
                                                                                         ---------------------------------------

(Loss) income from continuing operations before income taxes                             $  (6,111)     $  691         $  675
                                                                                         ---------------------------------------

(Benefit) provision for income taxes                                                     $    (452)     $  407         $  207
                                                                                         ---------------------------------------

Effective tax rate reconciliation:
   Statutory U.S. income (benefit) tax rate                                                  (35.0)%      35.0%          35.0%
   State income (benefit) tax, net of federal benefit                                         (0.8)        3.9            0.8
   Nondeductible goodwill and other expenses                                                  28.6        28.9            0.8
   Foreign and other tax credits                                                              (0.3)                      (0.4)
   Lower taxes on subsidiary earnings                                                         (0.3)       (7.4)          (2.4)
   Valuation allowance                                                                         0.5        (0.8)           2.4
   Other items, net                                                                           (0.1)       (0.7)          (5.5)
                                                                                         ---------------------------------------

Effective income tax (benefit) rate                                                           (7.4)%      58.9%          30.7%
                                                                                         =======================================

Current and deferred (benefit) provision for income taxes:
Current:
   Federal                                                                               $     (23)     $  306         $   93
   State and municipal                                                                           9          66              3
   Foreign                                                                                      73          83             68
Deferred:
   Federal                                                                                    (404)        (37)            40
   State and municipal                                                                         (71)        (17)             6
   Foreign                                                                                     (36)          6             (3)
                                                                                         ---------------------------------------

(Benefit) provision for income taxes                                                     $    (452)     $  407         $  207
                                                                                         =======================================

8.   Income Taxes (concluded)

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities included the following (in millions):

                                                                                          December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                2001                       2000
------------------------------------------------------------------------------------------------------------------------------------

       Loss and tax credit carryforwards                                     $   264                     $  114
       Restructuring reserves                                                    254                          3
       Postretirement medical and life benefits                                  243                        235
       Inventory                                                                 131                         53
       Intangible and other assets                                               100                         15
       Other accrued liabilities                                                  74                         49
       Other employee benefits                                                    19                         33
       Other                                                                      14                          5
                                                                             -------------------------------------

       Gross deferred tax assets                                               1,099                        507
       Deferred tax assets valuation allowance                                  (135)                       (45)
                                                                             -------------------------------------

       Deferred tax assets                                                       964                        462
                                                                             -------------------------------------

       Fixed assets                                                             (261)                      (256)
       Pensions                                                                  (37)                       (42)
       Other                                                                      (6)                       (52)
                                                                             -------------------------------------

       Deferred tax liabilities                                                 (304)                      (350)
                                                                             -------------------------------------

       Net deferred tax assets                                               $   660                     $  112
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

Investments in short-term securities were as follows (dollars in millions):


-------------------------------------------------------------------------------------------------
                                               Amortized         Fair           Unrealized
December 31, 2001                                Cost            Value             Gains
-------------------------------------------------------------------------------------------------
Bonds, notes, and other securities
    United States government and agencies      $    262        $    262
    States and municipalities                       206             206
    Asset-backed securities                         365             369         $      4
    Corporate bonds                                 206             206
    Commercial paper                                 20              20
    Certificates of deposit                          16              16
    Other debt securities                           103             103
-------------------------------------------------------------------------------------------------
      Total short-term investments             $  1,178        $  1,182         $      4
-------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------
                                               Amortized         Fair           Unrealized
December 31, 2000                                Cost            Value             Gains
-------------------------------------------------------------------------------------------------
Bonds, notes, and other securities
    States and municipalities                  $    303        $    303
    Asset-backed securities                         175             176         $      1
    Corporate bonds                                 147             147
    Commercial paper                                 32              32
    Certificates of deposit                          36              36
    Other debt securities                            21              21
-------------------------------------------------------------------------------------------------
      Total short-term investments             $    714        $    715         $      1
-------------------------------------------------------------------------------------------------

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

The financial position and results of operations of Samsung Corning and Corning's other equity companies are summarized as follows (in millions):


Years ended December 31,                              2001                       2000                      1999
------------------------------------------------------------------------------------------------------------------------------------
                                             Samsung        Total        Samsung        Total      Samsung       Total
                                             Corning       Equity        Corning       Equity      Corning      Equity
                                             Co. Ltd.     Companies      Co. Ltd.     Companies    Co. Ltd.    Companies
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                    $    886     $  1,892       $  1,011     $  1,739     $    965    $  1,831
Gross profit                                      244          648            346          650          276         583
Net income                                        107          340            211          366           97         244
                                             -----------------------------------------------------------------------------

Corning's equity in net income (1)           $     51     $    148       $    104     $    185     $     48    $    112
                                             -----------------------------------------------------------------------------

Current assets                               $    332     $    821       $    410     $  1,091     $    275    $    608
Long-lived assets                                 872        1,398            866        1,311        1,007       1,335
                                             -----------------------------------------------------------------------------

Current liabilities                          $    174     $    557       $    293     $    823     $    282    $    466
Long-term debt                                    164          220            152          275          299         376
Long-term liabilities                             173          198            178          217          214         256
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

The financial position and results of operations of Dow Corning are summarized in the table below as follows (in millions):

                                                   Years ended December 31,
-------------------------------------------------------------------------------
                                                 2001         2000        1999
-------------------------------------------------------------------------------

Net sales                                    $  2,438     $  2,751    $  2,603
Gross profit                                      622          814         772
Net income (loss)                                 (23)         105         110
-------------------------------------------------------------------------------

Current assets                               $  2,027     $  1,794    $  1,602
Long-lived assets                               3,114        4,677       4,625
-------------------------------------------------------------------------------

Current liabilities                          $    882     $    947    $    770
Long-term debt                                     39           92         117
Long-term liabilities                             219          257         250
Liabilities subject to compromise (1)           3,524        4,618       4,592
Shareholders' equity                              477          556         498
-------------------------------------------------------------------------------

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

10.  Plant and Equipment

Plant and equipment included the following (in millions):

                                                 December 31,
-------------------------------------------------------------------------
                                         2001                      2000
-------------------------------------------------------------------------
   Land                              $     97                  $     84
   Buildings                            1,808                     1,627
   Equipment                            4,977                     4,455
   Construction in progress             1,282                     1,175
                                     ------------------------------------
                                        8,164                     7,341
   Accumulated depreciation            (3,067)                   (2,662)
                                     ------------------------------------
   Plant and equipment, net          $  5,097                  $  4,679
                                     ====================================

Approximately $49 million, $57 million and $41 million of interest costs were capitalized as part of plant and equipment in 2001, 2000 and 1999, respectively.

11.  Other Accrued Liabilities

Other accrued liabilities included the following (in millions):

                                                 December 31,
-------------------------------------------------------------------------
                                         2001                     2000
-------------------------------------------------------------------------
Income taxes                         $    139                 $     186
Restructuring reserves                    276
Wages and employee benefits               230                       301
Other liabilities                         431                       479
                                     ------------------------------------
Other accrued liabilities            $  1,076                 $     966
                                     ====================================

12.  Long-Term Debt and Loans Payable

                                                                                                  December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                            2001                      2000
------------------------------------------------------------------------------------------------------------------------------------

Loans Payable
    Current portion of long-term debt                                               $     244                  $    128
    Other short-term borrowings                                                           233
                                                                                    -------------------------------------

                                                                                    $     477                  $    128
                                                                                    =====================================

Long-Term Debt
    Series B senior notes, 8.25%, due 2002                                                                     $     14
    Debentures, 8.25%, due 2002                                                     $     75                         75
    Debentures, 6%, due 2003                                                              100                       100
    Euro notes, 5.625%, due 2005                                                          178                       180
    Debentures, 7%, due 2007, net of unamortized discount of
      $28 million in 2001 and $32 million in 2000                                          72                        68
    Convertible notes, 4.875%, due 2008                                                    96                        99
    Convertible debentures, 3.5%, due 2008                                                665
    Notes, 6.3%, due 2009                                                                 150                       150
    Euro notes, 6.25%, due 2010                                                           267                       270
    Debentures, 6.75%, due 2013                                                           100                       100
    Zero coupon convertible debentures, 2%, due 2015, redeemable
      and callable in 2005                                                              2,059                     2,018
    Debentures, 8.875%, due 2016                                                           74                        74
    Debentures, 8.875%, due 2021                                                           75                        75
    Debentures, 7.625%, putable in 2004, due 2024                                         100                       100
    Medium-term notes, average rate 7.9%, due through 2025                                231                       254
    Debentures, 6.85%, due 2029                                                           150                       150
    Other, average rate 4.4%, due through 2015                                            313                       367
                                                                                    -------------------------------------

    Total long-term debt                                                                4,705                     4,094
    Less current maturities                                                               244                       128
                                                                                    -------------------------------------

    Long-term debt                                                                  $   4,461                  $  3,966
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

The change in benefit obligation and funded status of Corning's employee retirement plans was as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                   Pension Benefits             Postretirement Benefits
                                                             --------------------------        -------------------------
December 31,                                                      2001            2000           2001             2000
------------------------------------------------------------------------------------------------------------------------------------

Change in Benefit Obligation
Benefit obligation at beginning of year                       $  1,610        $  1,431         $  556          $   592
Benefit obligation of acquired businesses                                           58
Service cost                                                        40              32             15               10
Interest cost                                                      118             117             43               41
Plan participants' contributions                                     4               4              3                2
Amendments                                                          (3)             (8)            (3)              (1)
Settlements                                                                          7
Curtailment loss (gain)                                             14                            (13)
Special termination benefits                                        18                             17
Actuarial losses (gains)                                            85              96             56              (53)
Benefits paid                                                     (144)           (127)           (43)             (35)
                                                              --------------------------       -------------------------

Benefit obligation at end of year                             $  1,742        $  1,610         $  631          $   556
                                                              ==========================       =========================

Change in Plan Assets
Fair value of plan assets at beginning of year                $  1,872        $  1,718
Fair value of plan assets from acquired businesses                                  16
Actual (loss) return on plan assets                               (155)            226
Employer contributions                                              51              35
Plan participants' contributions                                     4               4
Benefits paid                                                     (144)           (127)
                                                              --------------------------

Fair value of plan assets at end of year                      $  1,628        $  1,872
                                                              ==========================

(Unfunded) funded status                                      $   (114)       $    262         $ (631)         $  (556)
Unrecognized transition asset                                       (1)             (2)
Unrecognized prior service cost (credit)                            79             126             (3)              (3)
Unrecognized actuarial loss (gain)                                 111            (311)           (15)             (67)
                                                              --------------------------       -------------------------

Recognized asset (liability)                                  $     75        $     75         $ (649)         $  (626)
                                                              ==========================       -------------------------

Less current portion                                                                               41               38
                                                                                               -------------------------

Accrued postretirement benefit liability                                                       $ (608)         $  (588)
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

13.  Employee Retirement Plans (concluded)

The weighted-average assumptions for Corning's employee retirement plans were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                              Pension Benefits                 Postretirement Benefits
                                                       ------------------------------     ------------------------------
Years ended December 31,                                 2001       2000       1999         2001       2000       1999
------------------------------------------------------------------------------------------------------------------------------------

Discount rate                                            7.25%      7.75%      7.75%        7.25%      7.75%      7.75%
Expected return on plan assets                           9.0%       9.0%       9.0%
Rate of compensation increase                            4.5%       4.5%       4.5%
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

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in 2001 assumed health care trend rates would have the following effects:

--------------------------------------------------------------------------------
                                                           One-Percentage-Point
                                                          Increase      Decrease
--------------------------------------------------------------------------------

Effect on total of service and interest cost components    $ 4.9        $ (4.3)

Effect on postretirement benefit obligation                 41.6         (36.1)
--------------------------------------------------------------------------------


The components of net periodic benefit cost for Corning's employee retirement plans were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits                     Postretirement Benefits
                                                  ---------------------------------      ---------------------------------
(In millions)  Years ended December 31,             2001          2000        1999          2001         2000         1999
------------------------------------------------------------------------------------------------------------------------------------

Service cost                                      $   40       $    32     $    27        $   15       $   10       $   12
Interest cost                                        118           117          96            43           41           40
Expected return on plan assets                      (161)         (148)       (133)
Amortization of transition asset                      (1)           (1)         (1)
Amortization of net loss (gain)                       (6)           (1)         14                         (2)
Amortization of prior service cost (credit)           14            16           2            (1)          (1)          (1)
                                                  ---------------------------------       ---------------------------------

Net periodic benefit cost                              4            15           5            57           48           51

Recognition of curtailment and settlement             44 (1)        11           5           (13) (1)
Recognition of special termination benefits           18 (1)                                  17  (1)
                                                  ---------------------------------       ---------------------------------

Total cost                                        $   66       $    26     $    10        $   61       $   48       $   51
                                                  =================================       =================================

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

15.  Common Shareholders' Equity (concluded)

Components of other comprehensive income (loss) accumulated in shareholders' equity are reported net of income taxes, as follows (in millions):

--------------------------------------------------------------------------------------------------------------------------------
                                                              Foreign                       Net unrealized      Accumulated
                                                             currency      Net unrealized   gains (losses)         other
                                                            translation    (losses) gains    on cash flow      comprehensive
                                                            adjustment     on investments       hedges         income (loss)
--------------------------------------------------------------------------------------------------------------------------------

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

A reconciliation of the basic and diluted (loss) earnings per share from continuing operations computations for 2001, 2000 and 1999 are as follows (in millions, except per share amounts):

                                                                    For the years ended December 31,
                                    ------------------------------------------------------------------------------------------------
                                                 2001                             2000                             1999
                                    ------------------------------    -----------------------------    -----------------------------
                                              Weighted-                        Weighted-                        Weighted-
                                               Average  Per Share               Average   Per Share              Average   Per Share
                                     Income    Shares    Amount       Income    Shares     Amount     Income     Shares     Amount
                                     ------    ------    ------       ------    ------     ------     ------     ------     ------

(Loss) income from continuing
  operations                        $(5,498)                          $ 409                           $ 511
Less:  Preferred stock
  dividends                              (1)                             (1)                             (1)
                                    ----------------------------      ----------------------------    ----------------------------

Basic (Loss) Earnings
  Per Share                          (5,499)    933      $(5.89)        408      858        $0.48       510       765        $0.67
                                                         =======                            =====                            =====

Effect of Dilutive
  Securities
Options                                                                           21                               16
Convertible preferred
   securities of subsidiary                                                                               2         6
Convertible subordinated notes                                                                            3         6
Convertible preferred stock                                                                               1         2
                                    ----------------------------      ----------------------------    ----------------------------

Diluted (Loss) Earnings
  Per Share                         $(5,499)    933      $(5.89)      $ 408      879        $0.46     $ 516       795        $0.65
                                    ============================      ============================    ============================

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

Changes in the status of outstanding options were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Number                  Weighted-
                                                                                      of Shares                 Average
                                                                                   (in thousands)           Exercise Price
------------------------------------------------------------------------------------------------------------------------------------

Options outstanding January 1, 1999                                                    43,818                  $   9.70
Options granted under plans                                                             7,623                  $  21.66
Options exercised                                                                     (15,234)                 $   8.77
Options terminated                                                                       (918)                 $  12.00
                                                                                      ---------------------------------

Options outstanding January 1, 2000                                                    35,289                  $  12.63
Options granted under plans                                                            23,549                  $  66.27
Options issued in acquisitions                                                          4,456                  $  26.55
Options exercised                                                                     (17,297)                 $  10.62
Options terminated                                                                       (994)                 $  42.78
                                                                                      ---------------------------------

Options outstanding January 1, 2001                                                    45,003                  $  42.27
Options granted under plans                                                            29,784                  $  21.02
Options exercised                                                                      (1,258)                 $   9.40
Options terminated                                                                     (1,138)                 $  37.53
                                                                                      ---------------------------------

Options outstanding December 31, 2001                                                  72,391                  $  34.21
                                                                                      =================================

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

The following table summarizes information about Corning's stock option plans at December 31, 2001:

                                            Options Outstanding                                   Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------
                             Number          Weighted-Average                                Number
                         Outstanding at          Remaining           Weighted-           Exercisable at           Weighted-
       Range of         December 31, 2001    Contractual Life         Average           December 31, 2001          Average
    Exercise Prices      (in thousands)          in Years         Exercise Price         (in thousands)        Exercise Price
------------------------------------------------------------------------------------------------------------------------------------

   $   0.31 to 8.74           3,958                4.2                $ 7.88                  3,597                $ 8.01
   $   8.84 to 8.98             620                6.4                $ 8.91                    322                $ 8.85
   $   9.38 to 9.84           5,569                6.4                $ 9.41                  5,396                $ 9.41
   $  9.95 to 13.50           8,120                5.4                $10.61                  2,292                $12.21
   $ 13.52 to 15.28           7,491                9.5                $15.19                    448                $13.78
   $ 15.36 to 19.83           7,047                8.4                $17.14                  1,518                $15.94
   $ 19.94 to 31.78           7,910                9.3                $21.47                    261                $24.00
   $ 31.83 to 47.37           7,284                8.6                $40.77                  1,560                $33.06
   $ 48.33 to 55.08           6,383                8.8                $53.65                  1,873                $53.84
   $ 55.48 to 69.56           4,630                8.3                $61.75                  1,384                $61.96
   $ 70.08 to 70.75           5,640                8.9                $70.75                  1,883                $70.75
   $ 71.04 to 72.38           6,987                8.4                $72.11                     13                $71.97
   $72.99 to 111.00             752                8.7                $91.34                    335                $90.57
------------------------------------------------------------------------------------------------------------------------------------
                             72,391                8.0                $34.21                 20,882                $26.33
------------------------------------------------------------------------------------------------------------------------------------


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

Corning applies APB No. 25 accounting for its stock-based compensation plans. Compensation expense is recorded for awards of shares or share rights over the period earned. Compensation expense of $130 million, $31 million and $7 million was recorded in 2001, 2000 and 1999, respectively. If Corning had elected to recognize compensation expense under SFAS No. 123, Corning's net (loss) income, basic and diluted (loss) earnings per share in 2001, 2000 and 1999 would have been as follows:


--------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)                                       2001         2000        1999
--------------------------------------------------------------------------------------------------------------

Net (loss) income - as reported                                          $  (5,498)    $    422    $    516
Net (loss) income - pro forma                                            $  (5,868)    $    308    $    487

Basic (losses) earnings per common share - as reported                   $   (5.89)    $   0.49    $   0.67
Basic (losses) earnings per common share - pro forma                     $   (6.29)    $   0.36    $   0.64

Diluted (losses) earnings per common share - as reported                 $   (5.89)    $   0.48    $   0.66
Diluted (losses) earnings per common share - pro forma                   $   (6.29)    $   0.35    $   0.62
--------------------------------------------------------------------------------------------------------------

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

18.  Stock Compensation Plans (concluded)

For purposes of SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following are weighted-average assumptions used for grants under Corning stock plans and predecessor Oak plans in 2001, 2000 and 1999, respectively:

------------------------------------------------------------------------------------------------------------------------------------
For Options                        Corning Option Plan           Corning Option Plan         Corning Incorporated           Oak
Granted During                            2001                          2000                         1999                  1999
------------------------------------------------------------------------------------------------------------------------------------

Expected life in years                      6                             5                            6                     4
Risk free interest rate                   4.8%                          5.8%                         5.7%                  5.7%
Dividend yield                           0.46%                         0.36%                        0.40%
Expected volatility                        75%                           65%                          33%                   49%
------------------------------------------------------------------------------------------------------------------------------------

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

(unaudited)

(In millions, except number of employees and common shareholders)


                                                             2001           2000          1999              1998            1997
------------------------------------------------------------------------------------------------------------------------------------

SELECTED DATA
Common dividends declared                                $    112       $    210      $    176          $    167        $    166
Preferred dividends declared                             $      1       $      1      $      1          $      2        $      2
Capital expenditures                                     $  1,800       $  1,525      $    757          $    730        $    760
Depreciation and amortization                            $  1,068       $    765      $    408          $    320        $    305
Number of employees (1)                                    31,700         41,800        21,500            19,300          19,500
Number of common shareholders                              26,030         20,140        20,200            22,100          23,600
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