Form 10-Q
period 2002-03-31
CORNING INC /NY
filed 2002-05-07
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2002
                                    --------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

                          Commission file number 1-3247



                              CORNING INCORPORATED
                              --------------------
                                  (Registrant)


                New York                               16-0393470
----------------------------------------  --------------------------------------
        (State of incorporation)           (I.R.S. Employer Identification No.)


One Riverfront Plaza, Corning, New York                  14831
----------------------------------------  --------------------------------------
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

950,195,288 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of April 30, 2002.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. FINANCIAL STATEMENTS
----------------------------

Index  to  Consolidated   Financial   Statements  of  Corning  Incorporated  and
Subsidiary Companies filed as part of this report:

                                                                        Page
                                                                        ----

Consolidated Statements of Income (Unaudited) for the three
  months ended March 31, 2002, and 2001                                   3

Consolidated Balance Sheets at March 31, 2002 (Unaudited),
  December 31, 2001, and March 31, 2001 (Unaudited)                       4

Consolidated Statements of Cash Flows (Unaudited) for the
  three months ended March 31, 2002, and 2001                             5

Notes to Consolidated Financial Statements (Unaudited)                    6

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited; in millions, except per share amounts)


                                                                             For the three months ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                                2002             2001
                                                                            ----------        ----------

Net sales                                                                    $     898         $   1,921
Cost of sales                                                                      694             1,105
                                                                             ---------         ---------

Gross margin                                                                       204               816

Operating expenses:
   Selling, general and administrative expenses                                    190               270
   Research, development and engineering expenses                                  128               160
   Amortization of purchased intangibles                                            11                13
   Amortization of goodwill                                                                          143
                                                                             ---------         ---------

Operating (loss) income                                                           (125)              230

Interest income                                                                     14                24
Interest expense                                                                   (48)              (34)
Other expense, net                                                                  (9)               (9)
                                                                             ---------         ---------

(Loss) income before income taxes                                                 (168)              211
(Benefit) provision for income taxes                                               (42)              108
                                                                             ---------         ---------

(Loss) income before minority interest and equity earnings                        (126)              103
Minority interest in losses (earnings) of subsidiaries                               6                (5)
Equity in earnings of associated companies                                          30                34
                                                                             ---------         ---------

Net (loss) income                                                            $     (90)        $     132
                                                                             =========         =========

Basic and diluted (loss) earnings per share                                  $   (0.10)        $    0.14
                                                                             =========         =========

Net (loss) income adjusted for the impact of SFAS No. 142 in 2001            $     (90)        $     268
                                                                             =========         =========
Basic and diluted (loss) earnings per share adjusted for the
  impact of SFAS No. 142 in 2001                                             $   (0.10)        $    0.29
                                                                             =========         =========
Dividends declared per common share                                          $                 $    0.06
                                                                             =========         =========

Shares used in computing per share amounts:
   Basic                                                                           945               923
                                                                             =========         =========
   Diluted                                                                         945               937
                                                                             =========         =========
   Diluted - adjusted for SFAS No. 142 in 2001                                     945               943
                                                                             =========         =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                     (In millions, except per share amounts)


                                                                              Unaudited                                Unaudited
                                                                           March 31, 2002      December 31, 2001    March 31, 2001
                                                                           --------------      -----------------    --------------
ASSETS

Current assets:
   Cash and cash equivalents                                                 $     958             $   1,037           $     564
   Short-term investments, at fair value                                           867                 1,182                 585
                                                                             ---------             ---------           ---------
     Total cash and short-term investments                                       1,825                 2,219               1,149
   Trade accounts receivable, net of doubtful accounts and
     allowances - $54, $60 and $47                                                 616                   593               1,245
   Inventories                                                                     717                   725               1,215
   Deferred income taxes                                                           329                   347                 232
   Other current assets                                                            209                   223                 233
                                                                             ---------             ---------           ---------

       Total current assets                                                      3,696                 4,107               4,074

Investments:
   Associated companies, at equity                                                 616                   636                 474
   Others, at cost or fair value                                                   134                   142                 137
                                                                             ---------             ---------           ---------
     Total investments                                                             750                   778                 611
Property, plant and equipment, at cost, net of accumulated
  depreciation - $3,222, $3,067 and $2,785                                       4,967                 5,097               4,939
Goodwill, net of accumulated amortization - $661, $661 and $445                  1,941                 1,937               6,720
Other intangible assets, net of accumulated amortization
  - $99, $90 and $62                                                               329                   352                 566
Other assets                                                                       605                   522                 263
                                                                             ---------             ---------           ---------

Total Assets                                                                 $  12,288             $  12,793           $  17,173
                                                                             =========             =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loans payable                                                             $     385             $     477           $     197
   Accounts payable                                                                338                   441                 614
   Other accrued liabilities                                                       910                 1,076                 827
                                                                             ---------             ---------           ---------

       Total current liabilities                                                 1,633                 1,994               1,638

Long-term debt                                                                   4,418                 4,461               3,838
Postretirement benefits other than pensions                                        613                   608                 594
Other liabilities                                                                  189                   190                 204
Minority interest in subsidiary companies                                          113                   119                 140
Convertible preferred stock                                                          7                     7                   8
Common shareholders' equity:
   Common stock, including excess over par value and other capital -
     par value $0.50 per share; Shares authorized: 3.8 billion;
     Shares issued: 1.0 billion                                                 10,039                10,044               9,685
   (Accumulated deficit) retained earnings                                      (3,700)               (3,610)              2,077
   Less: cost of 77 million, 79 million and 76 million
     shares of common stock in treasury                                           (806)                 (827)               (777)
   Accumulated other comprehensive loss                                           (218)                 (193)               (234)
                                                                             ---------             ---------           ---------
       Total common shareholders' equity                                         5,315                 5,414              10,751
                                                                             ---------             ---------           ---------

Total Liabilities and Shareholders' Equity                                   $  12,288             $  12,793           $  17,173
                                                                             =========             =========           =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

                                                                                For the three months ended
                                                                                         March 31,
                                                                                 ------------------------
                                                                                   2002           2001
                                                                                 --------       ---------
Cash flows from operating activities:
   Net (loss) income                                                             $   (90)       $    132
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
      Amortization of purchased intangibles                                           11              13
      Amortization of goodwill                                                                       143
      Depreciation                                                                   163             155
      Stock compensation charges                                                       1              12
      Equity in earnings of associated companies less than
        (in excess of) dividends received                                             23             (36)
      Minority interest, net of dividends paid                                        (6)              1
      Deferred tax benefit                                                           (70)            (11)
      Tax benefit on stock options                                                                    24
      Interest expense on convertible debentures                                      10              10
      Restructuring payments                                                         (58)
      Changes in certain working capital items                                      (145)           (271)
      Other, net                                                                     (10)              4
                                                                                 -------        --------
Net cash (used in) provided by operating activities                                 (171)            176
                                                                                 -------        --------

Cash flows from investing activities:
   Capital expenditures                                                             (102)           (576)
   Acquisitions of businesses, net of cash acquired                                                  (66)
   Net proceeds from sale or disposal of assets                                        5               6
   Net decrease (increase) in long-term investments and other
     long-term assets                                                                  1             (47)
   Short-term investments - acquisitions                                            (603)            (77)
   Short-term investments - liquidations                                             919             207
   Other, net                                                                         (1)
                                                                                 -------        --------
Net cash provided by (used in) investing activities                                  219            (553)
                                                                                 -------        --------

Cash flows from financing activities:
   Net repayments of short-term debt                                                (143)            (12)
   Proceeds from issuance of long-term debt                                           11              38
   Repayments of long-term debt                                                       (4)            (85)
   Proceeds from issuance of common stock                                             15               7
   Redemption of common stock for income tax withholding                                             (19)
   Dividends paid                                                                                    (56)
                                                                                 -------        --------
Net cash used in financing activities                                               (121)           (127)
                                                                                 -------        --------

Effect of exchange rates on cash                                                      (6)             (2)
                                                                                 -------        --------
Cash used in continuing operations                                                   (79)           (506)
                                                                                 -------        --------
Cash used in discontinued operations                                                                  (9)
                                                                                 -------        --------
Net decrease in cash and cash equivalents                                            (79)           (515)
Cash and cash equivalents at beginning of year                                     1,037           1,079
                                                                                 -------        --------

Cash and cash equivalents at end of period                                       $   958        $    564
                                                                                 =======        ========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. The results for interim periods are not necessarily indicative results which may be expected for any other interim period, or for the full year. These interim Consolidated Financial Statements should be read in conjunction with Corning's Annual Report on Form 10-K/A for the year ended December 31, 2001.

Certain amounts for 2001 were reclassified to conform with 2002 classifications.

Accounting Changes
------------------
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Among other provisions, goodwill is no longer amortized but is subject to impairment tests at least annually. Corning adopted SFAS No. 142 on January 1, 2002.

Corning completed its initial impairment review during the first quarter and concluded a transitional impairment charge from the adoption of the standard would not be required. On a prospective basis, Corning has selected the fourth quarter to conduct annual impairment tests. The outcome of the impairment test is primarily dependent upon the fair value of the reporting units. The current business conditions in the telecommunications industry are depressed. Should these conditions be prolonged or deteriorate, the fair value within this industry could be lower in future periods. As such, management cannot provide assurance that future impairment tests will not result in a charge to earnings.

The following table presents a reconciliation of reported net income and earnings per share to adjusted net income and earnings per share, as if SFAS No. 142 had been in effect as follows:

                                                                      For the three months ended
(In millions, except per share amounts)                                       March 31, 2001
---------------------------------------------------------------------------------------------------

Reported net income                                                             $     132
Addback:  Amortization of goodwill, net of income taxes                               136
                                                                                ---------
Adjusted net income                                                             $     268
                                                                                =========

Reported earnings per share - basic                                             $    0.14
Addback:  Amortization of goodwill, net of income taxes                              0.15
                                                                                ---------
Adjusted earnings per share - basic                                             $    0.29
                                                                                =========

Reported earnings per share - diluted                                           $    0.14
Addback:  Amortization of goodwill, net of income taxes                              0.15
                                                                                ---------
Adjusted earnings per share - diluted                                           $    0.29
                                                                                =========

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002, per segment was as follows (in millions):

                                      Telecom-          Advanced        Information
                                    munications        Materials          Display          Corporate (a)       Total
                                    -----------        ---------          -------          ---------           -----

Balance at January 1, 2002           $  1,768          $    150           $    15           $    4           $   1,937
Foreign currency translation                5                                                                        5
Reclassification                           (1)                                                                      (1)
                                     --------          --------           -------           ------           ---------
Balance at March 31, 2002            $  1,772          $    150           $    15           $    4           $   1,941
                                     ========          ========           =======           ======           =========

(a) Included in non-segment assets in SFAS No. 131 reconciliation in Corning's 2001 Form 10-K/A.

Intangible assets totaled $329 million, net of accumulated amortization of $99 million at March 31, 2002. Of this amount $61 million related to deferred financing costs. The remaining identified intangible assets are primarily related to the Telecommunications Segment and were comprised of the following (in millions):

                                                              Accumulated
                                                Gross        Amortization
                                             ---------       ------------

Amortized intangible assets:
     Patents and trademarks                  $     261         $      52
     Non competition agreements                    100                44
     Other                                           6                 3
                                             ---------         ---------
         Total                               $     367         $      99
                                             =========         =========

Amortization expense related to these intangible assets is expected to be in the range of approximately $40 million to $45 million annually from 2002 to 2006.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Corning adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on its consolidated financial position or results of operations.

New Accounting Standards
------------------------
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Corning is required to implement SFAS No. 143 on January 1, 2003. Corning does not expect this standard to have a material impact on its consolidated financial position or results of operations.

2.   Operating Segments

Corning's reportable operating segments consist of Telecommunications, Advanced Materials and Information Display. Information about the performance of
Corning's three operating segments for the first quarter of 2002 and 2001 is presented below. These amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments. Corning prepared the financial results for its three operating segments on a basis that is consistent with the manner in which Corning management internally disaggregates financial information to assist in making internal operating decisions. Corning has allocated some common expenses among segments differently than it would for stand alone financial information prepared in accordance with GAAP. Segment net income may not be consistent with measures used by other companies.

                                                                                    Three months ended
(In millions)                                                                            March 31,
----------------------------------------------------------------------------------------------------------
                                                                                  2002             2001
                                                                                --------         ---------
Telecommunications
Net sales                                                                       $    465         $   1,433
Research, development and engineering expenses                                  $     86         $     122
Interest expense                                                                $     32         $      25
Segment (loss) earnings before equity (losses) earnings                         $   (138)        $     177
   Equity in (losses) earnings of associated companies                                (4)                3
                                                                                --------         ---------
Segment net (loss) income                                                       $   (142)        $     180
                                                                                ========         =========

Advanced Materials
Net sales                                                                       $    233         $     282
Research, development and engineering expenses                                  $     31         $      28
Interest expense                                                                $      8         $       5
Segment earnings before equity earnings                                         $      1         $      26
   Equity in earnings of associated companies                                          8                 6
                                                                                --------         ---------
Segment net income                                                              $      9         $      32
                                                                                ========         =========

Information Display
Net sales                                                                       $    195         $     201
Research, development and engineering expenses                                  $     11         $      10
Interest expense                                                                $      8         $       4
Segment earnings before minority interest and equity earnings                   $      3         $      21
   Minority interest in losses (earnings) of subsidiaries                              6                (5)
   Equity in earnings of associated companies                                         25                25
                                                                                --------         ---------
Segment net income                                                              $     34         $      41
                                                                                ========         =========

Total segments
Net sales                                                                       $    893         $   1,916
Research, development and engineering expenses                                  $    128         $     160
Interest expense                                                                $     48         $      34
Segment (loss) earnings before minority interest
  and equity earnings                                                           $   (134)        $     224
   Minority interest in losses (earnings) of subsidiaries                              6                (5)
   Equity in earnings of associated companies                                         29                34
                                                                                --------         ---------
Segment net (loss) income                                                       $    (99)        $     253
                                                                                ========         =========

A reconciliation of the totals reported for the operating segments to the applicable line items in the Consolidated Financial Statements is as follows (in millions):

                                                                                    Three months ended
                                                                                         March 31,
                                                                              -----------------------------
                                                                                  2002             2001
                                                                                --------         ---------
Net sales:
     Total segment net sales                                                    $    893         $   1,916
     Non-segment net sales (a)                                                         5                 5
                                                                                --------         ---------

        Total net sales                                                         $    898         $   1,921
                                                                                ========         =========

Net income:
     Total segment net (loss) income                                            $    (99)        $     253
         Unallocated items:
     Non-segment loss and other (a)                                                   (1)               (1)
     Amortization of goodwill (b)                                                                     (143)
     Interest income (c)                                                              14                24
     Income tax (d)                                                                   (5)               (1)
     Equity in earnings of associated companies (a)                                    1
                                                                                --------         ---------

        Net (loss) income                                                       $    (90)        $     132
                                                                                ========         =========

(a)  Includes amounts derived from corporate investments.
(b)  Amortization  of  goodwill  relates  primarily  to  the  Telecommunications
     Segment.
(c)  Corporate interest income is not allocated to reportable segments.
(d)  Includes tax associated with unallocated items.

3.   2001 Restructuring Actions

In July and October of 2001, Corning announced a series of restructuring actions in response to significant deteriorating business conditions which began initially in its Telecommunications Segment, but eventually spread to its other businesses as the year progressed. The following actions were approved and undertaken in 2001:

..    closure of seven major  manufacturing  facilities and the  consolidation of
     several  smaller  facilities,   primarily  in  the  Telecommunications  and
     Advanced Materials Segments,
..    discontinuation  of  its  initiative  in  Corning   Microarray   Technology
     products, part of Corning's life sciences business, and
..    elimination  of  approximately  12,000  positions  affecting  all operating segments, but especially impacting the photonic technologies, hardware and equipment and the optical fiber and cable businesses. This action included a selective voluntary early retirement program for certain employees along with involuntary separations.

These actions resulted in a pre-tax charge totaling $961 million ($590 million after-tax and minority interest) for the year ended December 31, 2001. The charge includes restructuring costs of $419 million and $542 million for the impairment of plant and equipment. Approximately one third of the total charge is expected to be paid in cash. As of March 31, 2002, approximately 10,800 of the 12,000 employees had been separated under the plans. Corning expects the remaining 1,200 employees to be separated by September 30, 2002. Certain obligations of the plans will be paid in 2003 and beyond.

The  following  table   illustrates  the  activity  and  balances  of  the  2001
restructuring reserve as of March 31, 2002:

(In millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Cash
                                                                      December 31,           payments               March 31,
                                                                          2001                in 2002                 2002
----------------------------------------------------------------------------------------------------------------------------------

Restructuring reserve:
Employee related costs                                                 $     198             $     53              $    145
Other charges                                                                 78                    5                    73
                                                                       ----------------------------------------------------
        Total restructuring reserve                                    $     276             $     58              $    218
                                                                       ----------------------------------------------------

4.   Inventories

Inventories shown on the accompanying balance sheets were comprised of the following (in millions):

                                                                      March 31,          December 31,            March 31,
                                                                         2002                2001                  2001
                                                                      ---------          ------------            ---------
Finished goods                                                        $    274            $    251               $    418
Work in process                                                            144                 153                    290
Raw materials and accessories                                              196                 210                    402
Supplies and packing materials                                             103                 111                    105
                                                                      --------            --------               --------
Total inventories                                                     $    717            $    725               $  1,215
                                                                      ========            ========               ========

5.   Income Taxes

Corning's effective income tax benefit rate for the three months ended March 31, 2002, was 25%. The benefit rate in the quarter is lower than the U.S. statutory income tax rate of 35% due to the impact of unusable tax credits and nondeductible expenses and losses. The effective tax rate for the first quarter ended March 31, 2001, was 51.1%. This expense rate is higher than the U.S. statutory income tax rate due primarily to non-tax deductible amortization of acquired intangibles and goodwill.

6.   Investments

Pittsburgh Corning Corporation
------------------------------
Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and now has in excess of 240,000 open claims. In the bankruptcy court, PCC obtained a preliminary injunction against the prosecution of asbestos actions against its two shareholders to afford the parties a period of time (the Injunction Period) in which to negotiate a plan of reorganization for PCC. The Injunction Period has been extended until May 15, 2002. Under the terms of the Bankruptcy Court's Order, PCC, PPG Industries and Corning will have 90 days following expiration of the Injunction Period to seek removal and transfer of stayed cases that have not been resolved through a plan of reorganization. As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld. Management is continuing to investigate Corning's options for defending claims against it, which might include vigorously defending itself on all fronts, or exploring a global settlement through the bankruptcy process. It is probable that there will be intensive negotiations in the second quarter of 2002 concerning the terms of PCC's plan of reorganization, including whether or not Corning and its insurers may participate by making a contribution in exchange for a release. Management cannot estimate the probability that Corning will be able to secure such a release upon terms and conditions satisfactory to Corning and its insurers. The exposure for this asbestos litigation (net of insurance) cannot be estimated at this time. Corning is named in approximately 14,000 other cases alleging injuries from asbestos and those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and the outcome of litigation is uncertain. However, management believes these matters will be resolved without material impact on Corning's overall financial position. If Corning and its insurers agree to a global settlement through the bankruptcy process, the outcome may be material to the results of operations for the period in which such costs, if any, are recognized.

7.   Supplementary Statement of Cash Flows Data

Supplemental disclosure of cash flow information is as follows (in millions):

                                                                For the three months ended March 31,
                                                                ------------------------------------
                                                                     2002                   2001
                                                                  -----------            -----------
Changes in certain working capital items:
     Trade accounts receivable                                     $   (33)               $    35
     Inventories                                                         5                   (178)
     Other current assets                                               34                    135
     Accounts payable and other current liabilities,
        net of restructuring payments                                 (151)                  (263)
                                                                   -------                -------
     Total                                                         $  (145)               $  (271)
                                                                   =======                =======

8.   Comprehensive (Loss) Income

Comprehensive (loss) income, net of tax, for the first quarter of 2002 and 2001 is as follows (in millions):


                                           For the three months ended March 31,
                                           ------------------------------------
                                               2002                 2001
                                             --------             --------

Net (loss) income                            $   (90)             $   132
Other comprehensive loss                         (25)                (107)
                                             -------              -------

Total comprehensive (loss) income            $  (115)             $    25
                                             =======              =======

9.   (Loss) Earnings Per Common Share

A reconciliation of the basic and diluted (loss) earnings per share computations for the first quarter of 2002 and 2001 are as follows (in millions, except per share amounts):

                                                                          For the three months ended March 31,
                                                    -------------------------------------------------------------------------------
                                                                    2002                                      2001
                                                    -------------------------------------      ------------------------------------
                                                                  Weighted       Per                        Weighted         Per
                                                                   Average      Share                        Average        Share
                                                       Loss        Shares       Amount          Income       Shares         Amount
                                                     --------      ------       ------          ------       ------         ------

Basic (loss) earnings per share                      $   (90)         945       $(0.10)         $   132          923        $ 0.14
                                                                                ======                                      ======

Effect of dilutive securities:
    Options                                                                                                       13
    Convertible preferred stock                                                                                    1
                                                     -------      -------                       -------      -------

Diluted (loss) earnings per share                    $   (90)         945       $(0.10)         $   132          937        $ 0.14
                                                     =======      =======       ======          =======      =======        ======


At March 31, 2002, potential convertible shares of 100 million related to options, preferred stock, subordinated notes, 2% zero coupon convertible debentures and 3.5% convertible debentures were not included in the calculation of diluted loss per share due to the anti-dilutive effect they would have had if converted. Also, the March 31, 2002, computation of diluted loss per share excluded 71 million options since their effect would have been anti-dilutive and the option exercise price was greater than the average market price of the common shares for the period.

At March 31, 2001, potential convertible shares of 29 million related to subordinated notes and 2% zero coupon convertible debentures were not included in the calculation of diluted earnings per share due to the anti-dilutive effect they would have had on earnings per share if converted. Also, the March 31, 2001, computation of diluted earnings per share excluded 36 million options since their effect would have been anti-dilutive and the option exercise price was greater than the average market price of the common shares for the period.

Common dividends of $56 million, or $0.06 per share were declared in the first quarter of 2001.

10.  Subsequent Event

On April 15, 2002, Corning announced it expects to undertake actions in 2002 which will result in restructuring and impairment charges to earnings. The total pre-tax charges at this time are estimated in the range of $600 million and may result in the elimination of approximately 4,000 positions. The charges will be incurred over the second and third quarter of 2002.

ITEM 2.

                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Overview

Corning incurred a net loss in the first quarter of 2002, driven by continued weak performance in the telecommunications businesses. Recent announcements by telecommunications carriers indicate their capital spending will be lower than expected. As a result, Corning now expects no meaningful recovery in the Telecommunications Segment in 2002.

Corning announced on April 15, 2002, that it expects to take actions to reduce costs and could record total restructuring and impairment charges in the range of $600 million over the second and third quarters. Actions being considered include:

..    companywide workforce reductions and organizational consolidations,
..    plant and research facility closures, and
..    divestitures.

Management believes these actions are necessary for Corning to return to profitability in 2003.

The charges associated with these actions will include costs of employee severance and retirements and facility exit costs. They are also expected to include some impairments of fixed assets and cost and/or equity investments. In addition, it is possible that future strategic decisions could cause either a write-off or impairment of intangible assets related to the Telecommunications Segment. Such charges would be incremental to the $600 million estimate.

Results of Operations

Net sales totaled $898 million for the first quarter of 2002, a decrease of 53% compared with sales of $1.9 billion in the prior year quarter. The sales decline in the first quarter was most pronounced in the Telecommunications Segment, where the impact of significantly lower demand for Corning's fiber and cable and photonic technologies products drove a sales decline of 68% compared to the prior year quarter.

Corning's net loss totaled $90 million, or $0.10 per share, in the first quarter of 2002, compared to net income of $132 million or, $0.14 per share, in the first quarter of 2001. First quarter 2001 net income and diluted earnings per share, after adjusting for the impact of Statement of Financial Accounting Standards (SFAS) No. 142, was $268 million, or $0.29 per share. The loss for the first quarter of 2002 was primarily due to significantly lower volumes in the fiber and cable and photonic technologies businesses as capital spending in the telecommunications industry continued at low levels. Although results of the Advanced Materials and Information Display Segments were lower in the first quarter of 2002 compared to 2001, performance for several of these businesses improved from the fourth quarter of 2001.

Selling, general and administrative expenses decreased 30% from the first quarter of 2001. This decrease reflects cost cutting actions that were implemented in 2001. Research, development and engineering expenses decreased 20% from the same period in 2001. The decrease was entirely related to the Telecommunications Segment.

Corning's results for the first quarter of 2002 and 2001 did not include any material nonrecurring, or special items.

Accounting Changes - Amortization of Goodwill

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Among other provisions, goodwill is no longer amortized but is subject to impairment tests at least annually. Corning adopted SFAS No. 142 on January 1, 2002. See Note 1 to Consolidated Financial Statements.

Corning completed its initial impairment review during the first quarter and concluded a transitional impairment charge from adoption of the standard would not be required. On a prospective basis, Corning has selected the fourth quarter to conduct annual impairment tests. The outcome of the impairment test is primarily dependent upon the fair value of the reporting units. The current business conditions in the telecommunications industry are depressed. Should these conditions be prolonged or deteriorate, the fair value within this industry could be lower in future periods. As such, management cannot provide assurance that future impairment tests will not result in a charge to earnings.

Outlook

Management does not expect any meaningful recovery in the Telecommunications Segment in 2002. As a result, management expects sales for 2002 to be significantly below 2001 levels and anticipates Corning will continue to incur losses in the short-term. Corning expects to realize cost savings from restructuring actions taken in 2001 and 2002; however, these improvements will be partially offset by pricing pressures in several key businesses. Corning expects second quarter net sales to be in the range of $900 to $925 million and also anticipates a loss comparable to the first quarter, excluding restructuring and impairment charges.

Management continues to believe Corning has ample liquidity to meet its funding needs for 2002. Corning finished the first quarter with $1.8 billion in cash and short-term investments and an unused revolving credit facility of $2.0 billion.

Operating Segments

Corning groups its products into three operating segments: Telecommunications, Advanced Materials and Information Display. Corning includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income. Information about the performance of Corning's three operating segments for the first quarter of 2002 and 2001 is presented below. These amounts do not include revenues, expenses and equity earnings not specifically identifiable to segments. Note 2 to the Consolidated Financial Statements includes a reconciliation of segment results to Corning's net income.

Corning prepared the financial results for its three operating segments on a basis that is consistent with the manner in which Corning management internally disaggregates financial information to assist in making internal operating decisions. Corning has allocated some common expenses among segments differently than it would for stand alone financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). Segment net income may not be consistent with measures used by other companies.


----------------------------------------------------------------------------------------------------------------------------------
Telecommunications                                                                        Three Months Ended
(In millions)                                                                                  March 31,
                                                                                        2002               2001
----------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Optical fiber and cable                                                            $     255          $     875
   Hardware and equipment                                                                   135                248
   Photonic technologies                                                                     34                236
   Controls and connectors                                                                   39                 60
   Optical networking devices                                                                 2                 14
                                                                                      ---------          ---------
     Total net sales                                                                  $     465          $   1,433
                                                                                      =========          =========
Research, development and engineering expenses                                        $      86          $     122
Interest expense                                                                      $      32          $      25
Segment (loss) earnings before equity (losses) earnings                               $    (138)         $     177
   Equity in (losses) earnings of associated companies                                       (4)                 3
                                                                                      ---------          ---------
Segment net (loss) income                                                             $    (142)         $     180
                                                                                      =========          =========

Segment (loss) earnings before equity (losses) earnings
  as a percentage of segment sales                                                       (29.7%)             12.4%
Segment net (loss) income as a percentage of segment sales                               (30.5%)             12.6%
----------------------------------------------------------------------------------------------------------------------------------


The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment, photonic modules and components and optical networking devices for the worldwide telecommunications industry. Sales of each business in the segment are provided in the table above.

Sales and earnings declined significantly from the first quarter of 2001 for each business in the segment. Each business reported a loss in 2002. The decline from 2001 is caused by significantly reduced volumes in all businesses.

The optical fiber and cable business remains the largest in the segment. The volume of fiber and cable products, including Corning's LEAF(R) and MetroCor(TM) optical fiber, decreased more than 50% over the prior year quarter. The overall weighted average price for Corning's optical fiber and cable products decreased over 15% compared to the first quarter of 2001 as the mix of premium fiber declined significantly.

The decrease in research and development and engineering expense in 2002 compared to 2001 is primarily in the photonic technologies business.

The dynamics of the marketplace began to change dramatically in 2001 after the first quarter, beginning with reductions in growth rates at photonic technologies, later spreading to declines in premium fiber mix, and finally, after a strong first half, negatively affecting demand for optical fiber and cable. As such, management believes the operating trends of the businesses in this segment are best understood by comparison to the prior quarter.

First quarter 2002 segment sales declined 14% from the fourth quarter of 2001 while the loss in the first quarter was only half of that in the prior quarter; an improvement of almost $140 million. The improved quarterly performance was led by the photonic technologies business. The fourth quarter 2001 results for this business included an inventory write-off of $60 million ($37 million after-tax). The business also reduced costs from the fourth quarter.

The optical fiber and cable business also reduced its quarterly operating loss in the first quarter of 2002. This improvement reflects cost reductions achieved from the restructuring actions undertaken in 2001 and the resumption of production at certain plants which were idled through much of the fourth quarter of 2001.

Corning expects to undertake 2002 restructuring actions beginning in the second quarter that will reduce the cost structure of each business in this segment.

----------------------------------------------------------------------------------------------------------------------------------
Advanced Materials                                                                         Three Months Ended
(In millions)                                                                                   March 31,
                                                                                          2002              2001
----------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Environmental technologies                                                         $      94          $     108
   Life sciences                                                                             70                 70
   Other advanced materials                                                                  69                104
                                                                                      ---------          ---------
     Total net sales                                                                  $     233          $     282
                                                                                      =========          =========
Research, development and engineering expenses                                        $      31          $      28
Interest expense                                                                      $       8          $       5
Segment earnings before equity earnings                                               $       1          $      26
   Equity in earnings of associated companies                                                 8                  6
                                                                                      ---------          ---------
Segment net income                                                                    $       9          $      32
                                                                                      =========          =========

Segment earnings before equity earnings as a percentage of segment sales                   0.4%               9.2%
Segment net income as a percentage of segment sales                                        3.9%              11.3%
----------------------------------------------------------------------------------------------------------------------------------

The Advanced Materials Segment manufactures specialized products with unique applications utilizing glass, glass ceramic and polymer technologies. The largest businesses in this segment are environmental technologies and life sciences. Sales of these businesses are provided in the table above.

Sales in the Advanced Materials Segment decreased 17% in the first quarter of 2002 compared to the first quarter of 2001 as demand for semiconductor materials fell sharply. Segment net income declined 72% in the first quarter of 2002 compared to the prior year quarter, as improved operating performance in the life sciences business was more than offset by decreased earnings in the environmental technologies and semiconductor materials businesses.

Sales in the environmental technologies business decreased 13% for the first quarter of 2002 due to lower sales volume and pricing pressure as the business experienced sales declines worldwide, but mostly in North America. Earnings in this business for the first quarter of 2002 were down over 50% due to lower sales volumes, price declines and manufacturing inefficiencies related to thin wall products.

Sales and volume in the life sciences business were flat compared to unusually strong first quarter 2001 sales. Earnings in the business increased significantly over 2001 primarily due to cost savings achieved through the discontinuation of Corning's investment in microarray technology products in the third quarter of 2001 and manufacturing efficiencies.

Sales in Corning's other Advanced Materials businesses decreased 34% from the first quarter of 2001 and earnings decreased significantly over 2001. These decreases were led by lower sales volume of high purity fused silica products in the semiconductor materials business due to soft demand in the semiconductor equipment industry.

Many of the businesses in this segment are exposed to the general condition of the U.S economy. As a result, these businesses incurred declines in performance as the economy weakened at the end of the third quarter of 2001. A comparison of current results to the prior quarter is useful as the economic conditions of these two periods are more comparable.

While sales and earnings for this segment decreased from the prior year first quarter, sales and earnings for the first quarter of 2002 improved compared to the fourth quarter of 2001, as sales rose 3% and earnings increased $21 million. The sequential sales increase was primarily due to 11% sales increases at environmental technologies and life sciences, partially offset by a 12% decline in other Advanced Materials businesses due to continued softness in the semiconductor equipment industry. All businesses in this segment reported first quarter earnings improvement over the fourth quarter of 2002.


----------------------------------------------------------------------------------------------------------------------------------
Information Display                                                                       Three Months Ended
(In millions)                                                                                  March 31,
                                                                                        2002                2001
----------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Display technologies                                                              $       93          $      62
   Precision lens                                                                            59                 53
   Conventional video components                                                             43                 86
                                                                                     ----------          ---------
     Total net sales                                                                 $      195          $     201
                                                                                     ==========          =========
Research, development and engineering expenses                                       $       11          $      10
Interest expense                                                                     $        8          $       4
Segment earnings before minority interest and equity earnings                        $        3          $      21
   Minority interest in losses (earnings) of subsidiaries                                     6                 (5)
   Equity in earnings of associated companies                                                25                 25
                                                                                     ----------          ---------
Segment net income                                                                   $       34          $      41
                                                                                     ==========          =========

Segment earnings before minority interest and equity earnings
  as a percentage of segment sales                                                         1.5%              10.4%
Segment net income as a percentage of segment sales                                       17.4%              20.4%
----------------------------------------------------------------------------------------------------------------------------------

The Information Display Segment manufactures glass panels and funnels for televisions and CRTs (conventional video components), liquid crystal display glass for flat panel display (display technologies) and precision lens assemblies for projection video systems. Sales of each business are provided in the table above.

Sales in the Information Display Segment decreased 3% in the first quarter of 2002 compared to the first quarter of 2001 due to extremely weak sales in the conventional video components business partially offset by strong growth in the display technologies and precision lens businesses. Segment net income in the first quarter of 2002 declined 17% as significantly lower earnings at conventional video components and precision lens businesses were only partially offset by strong gains in the display technologies business.

Sales in the display technologies business increased 50% in the first quarter of 2002 compared to 2001 due to significantly higher sales volume as penetration in the desktop market increased. The prior year's first quarter sales were unusually weak due to an inventory correction in the industry. Volume gains of 95% were partially offset by price declines and the continued deterioration of the yen. Earnings in the business increased almost 50% compared to the prior year quarter primarily due to volume gains, manufacturing efficiencies and improved equity earnings from Samsung Corning Precision, a Korean manufacturer of liquid crystal display glass. Sales were flat compared to the fourth quarter of 2001 as volume gains were offset by price declines and unfavorable foreign exchange effects while earnings improved over 20% sequentially due to cost reductions and an increase in equity earnings.

Sales in the precision lens business increased 11% in the first quarter of 2002 as a result of continued strong volume growth for digital projection televisions, particularly in Asia, driven by demand for larger size televisions in the entertainment market sector. Earnings in this business for the quarter decreased more than 30% compared to the prior year quarter as volume gains were more than offset by price declines, unfavorable product mix and higher fixed costs due to 2001 capacity expansions.

Sales in the conventional video components business decreased 50% in the first quarter of 2002 compared to the first quarter of 2001, but were flat compared with the fourth quarter of 2001 as the weak U.S. economy continued to impact the large screen television market and depress volumes. Earnings in this business declined almost 85% from the first quarter of 2001 due to decreased sales volume and a continued increase in competitive pricing pressure at both Corning and Samsung Corning, a 50% owned manufacturer of glass panels based in South Korea.

Taxes on Income

Corning's effective income tax benefit rate for the three months ended March 31, 2002, was 25%. The effective tax benefit rate in the quarter is lower than the U.S. statutory income tax rate of 35% due to the impact of unusable tax credits and nondeductible expenses and losses. The effective tax rate for the first quarter ended March 31, 2001, was 51.1%. This expense rate is higher than the U.S. statutory income tax rate due primarily to non-tax deductible amortization of acquired intangibles and goodwill.

Liquidity and Capital Resources

At March 31, 2002, Corning had $1.8 billion in cash and short-term investments and an unused revolving credit facility of $2.0 billion. Cash and cash equivalents decreased $79 million from December 31, 2001, while short-term investments decreased $315 million for the quarter. The total decrease in cash and short-term investments of $400 million includes $136 million of net debt repayments and $58 million of restructuring payments. Cash and short-term investments increased $676 million from March 31, 2001, primarily due to the issuance of convertible debt for $665 million in November 2001.

During the first quarter of 2002, Corning made payments of $53 million related to employee costs and $5 million in other exit costs related to the 2001 restructuring actions. Corning expects additional payments to approximate $65 million in the second quarter, $50 million in the third quarter and $15 million in the fourth quarter with the remainder paid beyond 2002. Of the estimated $600 million pre-tax charge for 2002 restructuring actions, approximately 40% is expected to be paid in cash.

Corning expects to complete the previously announced purchase of two Chinese joint ventures - Lucent Technologies Shanghai Fiber Optic Co., Ltd. and Lucent Technologies Beijing Fiber Optic Cable Co., Ltd. from Lucent Technologies for $225 million in the second quarter of 2002.

Cash requirements for working capital, acquisitions, capital expenditures, debt repayments, and restructuring liabilities are expected to be funded from cash and short-term investments on hand.

Cash Flows

For the quarter ended March 31, 2002, cash used in operations was $171 million, primarily due to lower accounts payable and other current liabilities and $58 million of cash payments for restructuring charges. Operations provided cash of $176 million in the first quarter of 2001. The trend between years is primarily due to the 2002 net loss.

Cash provided by investing activities was $219 million reflecting net cash of $315 million from short-term investments partially offset by $102 million of capital expenditures. This compares to a use of cash totaling $553 million in the same period of 2001. The trend between years is primarily due to decreased capital spending and acquisition activity.

Cash used in financing activities for the first quarter of 2002 was $121 million and reflects $143 million of repayments of short-term debt, including commercial paper. In total, cash used in financing activities is comparable between years. The 2001 activity included dividend payments of $56 million.

Working Capital

Balance sheet and working capital measures are provided in the following table:

                                                                                 As of or for the three months ended
                                                                      --------------------------------------------------------
                                                                      March 31, 2002     December 31, 2001      March 31, 2001
                                                                      --------------     -----------------      --------------

Working capital                                                        $2.1 billion        $2.1 billion          $2.4 billion
Working capital, excluding cash and short-term investments             $238 million       $(106) million         $1.3 billion
Current assets to current liabilities                                      2.3:1               2.1:1                 2.5:1
Trade accounts receivable, net of allowances                           $616 million        $593 million          $1.2 billion
Days sales outstanding                                                      62                  55                    63
Inventories                                                            $717 million        $725 million          $1.2 billion
Inventory turns                                                             3.8                 4.5                   4.9

The increase in working capital, excluding cash and short-term investments, reflects lower short-term borrowings and accounts payable compared to December 31, 2001. The decrease in working capital, excluding cash and short-term investments, compared to March 31, 2001, was primarily due to large decreases in trade accounts receivable and inventories. The increase in trade accounts receivable and days sales outstanding, compared to December 31, 2001, resulted from lower December sales due to the scheduled facility shutdowns at year-end. The large decrease in trade accounts receivable and inventories, compared to March 31, 2001, was due to the significant decline in revenues and demand for telecommunication products.

Financing Matters and Credit Ratings

Commercial paper borrowings outstanding at March 31, 2002, totaled $329 million with a weighted-average maturity of 11 days. Corning's commercial paper program is supported by the $2.0 billion revolving credit facility with 18 banks, expiring on August 17, 2005. As of March 31, 2002, there were no borrowings under the credit facility. The facility includes a covenant requiring Corning to maintain a total debt to capital ratio, as defined, not greater than 60%. At March 31, 2002, and December 31, 2001, this ratio was 47% compared with 27% at March 31, 2001. The ratio increase was due to the 2001 net loss and the issuance of convertible debt in November 2001. As of March 31, 2002, Corning had not provided vendor financing to any of its customers.

Corning's credit ratings as of May 6, 2002, were as follows:

RATING AGENCY                       Rating                      Rating
Last Update                     Long-Term Debt             Commercial Paper
-----------                     --------------             ----------------

Standard & Poor's                  BBB-                         A-3
    April 25, 2002
Moody's (a)                        Baa1                         P-2
    November 7, 2001
Fitch                              BBB-                         F-3
    February 4, 2002

(a)  Maintains a negative outlook which means a rating may be lowered.

In April 2002, Corning's credit rating was downgraded by Standard & Poor's. As a result, this downgrade in the short-term rating may limit Corning's access to the commercial paper market, ultimately causing Corning to satisfy the outstanding commercial paper borrowings as they become due. Although the downgrade limits Corning's access to the commercial paper market, Corning's overall financial flexibility continues to be more than adequate as a result of its strong cash position, short-term investment holdings and committed revolving credit facilities.

Obligations, Commitments and Contingencies

The only material change to Corning's cash obligations, commercial commitments and contingencies from those disclosed in Corning's Form 10-K/A filed March 7, 2002, was a decrease of approximately $100 million for contingencies related to acquisitions.

New Accounting Standards

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

Forward-Looking Statements

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the SEC on Form 8-K and related comments by management which are not historical facts or information and contain words such as "believes," "expects," "anticipates," "estimates," "forecasts," and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to Corning's market risk exposure since December 31, 2001, except for the following change described below.

Interest Rate Risk Management

In March and April of 2002, Corning entered into interest rate swaps that are fair value hedges and economically exchanged $275 million of fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, Corning will pay the counterparty a floating rate that is indexed to the six-month LIBOR rate and receive the fixed rates of 8.3% to 8.875%, which are the stated interest rates on the long-term debt instruments. As a result of these transactions, Corning is exposed to the impact of interest rate changes. The interest rate on these instruments is reset every six months and they expire in 14 to 23 years. It is Corning's policy to conservatively manage its exposure to changes in interest rates. Corning's policy is that total floating and variable rate debt will not exceed 35% of the total debt portfolio at anytime. Subsequent to the transactions described above, Corning's consolidated debt portfolio contained approximately 6% of variable rate instruments.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $23 million for its estimated liability for environmental cleanup and litigation at March 31, 2002. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Schwinger Toxins Lawsuit. In April 2002, Corning was served with a complaint by 44 plaintiffs alleging past and current injuries allegedly arising from release of hazardous and toxic substances from a Sylvania nuclear materials processing facility near Hicksville, New York. The complaint names more than 20 other corporate defendants and is pending in the United States District Court for the Eastern District of New York and seeks damages in excess of $1.6 billion. Corning just received the complaint on April 26th, has not yet responded and is still reviewing the factual background and applicable defenses.

Dow Corning Bankruptcy. Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation. On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code and thereby obtained a stay of approximately 19,000 breast-implant product liability lawsuits. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan) which was confirmed by the Bankruptcy Court on November 30, 1999. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. On November 13, 2000, the District Court entered an Order reversing the Bankruptcy Court's December 21, 1999, Opinion on the release and injunction provisions and confirmed the Joint Plan. On October 23, 2001, the U.S. Court of Appeals for the Sixth Circuit heard oral arguments on appeals taken by foreign claimants, the U.S. government and certain tort claimants from various portions of the District Court's order. On January 29, 2002, the Sixth Circuit affirmed the determinations made in the District Court with respect to the foreign claimants, but remanded to the District Court for further proceedings with respect to the claims of the U.S. government for recovery of medical expenses paid on behalf of tort claimants and with respect to the findings supporting the non-debtor releases in favor of Dow Corning's shareholders, foreign subsidiaries and insurers. The U.S. Government filed a petition with the Sixth Circuit for reconsideration of its arguments. On May 3, 2002, the Sixth Circuit issued a ruling denying the U.S. Government's petition for rehearing en banc. In the District Court, the Plan proponents and opponents have filed briefs on the open issues, which include the issues surrounding the non-debtor releases. The District Court has not yet scheduled a hearing for argument on the remanded issues. The Sixth Circuit's ruling adds some uncertainty with respect to the ultimate confirmation of the Joint Plan. If the Joint Plan is upheld but the shareholder releases are not given their full effect, Corning would expect to defend any remaining claims against it (and any new claims) on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and in many state courts as described under the heading Implant Tort Lawsuits immediately hereafter. Management believes that the claims against Corning lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.3 billion, subject to the limitations, terms and conditions stated in the Joint Plan. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and the issuance of senior notes, to its commercial creditors. The commercial creditors have contested the Bankruptcy Court's disallowance of their claims for post-petition interest at default rates of interest, and have appealed to the District Court. While the amounts at issue on this appeal are subject to a variety of contingencies, it is possible that the aggregate claim against Dow Corning exceeds $100 million on a pre-tax basis. The District Court held oral argument on May 2, 2002 to consider the merits of the commercial creditors appeal, which Dow Corning has vigorously contested, and has not yet ruled. If and when Dow Corning emerges from bankruptcy, Corning expects to resume the recognition of equity earnings from Dow Corning. Corning does not expect to receive dividends from Dow Corning in the foreseeable future.

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

From December 2001 through April 2002, Corning and three of its officers and directors were named defendants and served in four different lawsuits alleging violations of the U.S. securities laws in connection with Corning's November 2000 offering of $2.7 billion zero coupon convertible debenture, due November 2015 and 30 million shares of common stock. These lawsuits are pending in the United States District Court for the Western District of New York and seek class action status. In addition, the Company and the same three officers and directors were named and served in 10 lawsuits alleging selective disclosures and non-disclosures that allegedly inflated the price of Corning's Common Stock in the period from September 2000 through June 2001. The plaintiffs in these actions seek to represent classes of purchasers of Corning's stock in all or part of the period indicated. Another lawsuit has been filed by a participant in the Company's Investment Plan for Salaried Employees, purportedly as a class action on behalf of participants in the Plan who purchased or held Corning stock in a Plan account. Corning has not yet answered these lawsuits and there has been no determination if they will proceed as a class action or who will be lead counsel for plaintiffs. Management is prepared to defend these lawsuits vigorously and, recognizing that the outcome of litigation is uncertain, believes it has strong defenses to the claims alleged in the complaints.

Shin Etsu Quartz Products Company. In July 1999 and February 2000, Shin Etsu Quartz Products Company filed two patent suits in Japan against Corning for alleged patent infringement of two patents relating to the properties of fused silica materials used in the optical components of stepper machines. The suits requested damages and an injunction preventing sales of infringing products in Japan. Corning has denied infringement, has argued that the patents are invalid or unenforceable, and has filed a separate action to invalidate the second of the two patents. During the first quarter of 2002, the parties amicably resolved the disputes and the suits have been dismissed.

Hereaus Quarzglass GmbH. In July 2001, Hereaus Quarzglass GmbH filed a patent infringement suit in Germany against Corning for alleged patent infringement of a European patent relating to certain properties of fused silica glass used in the optical components of stepper machines. The suit requested damages and for Corning to refrain from importing or selling infringing products in Germany. Corning filed an action in December 2001 in U.S. federal court seeking a ruling that the U.S. counterpart to the Hereaus patent (jointly owned with Shin Etsu in the U.S.) be declared invalid and not infringed. During the first quarter of 2002, the parties amicably resolved the disputes and the suits have been dismissed.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and now has in excess of 240,000 open claims. In the bankruptcy court, PCC obtained a preliminary injunction against the prosecution of asbestos actions against its two shareholders to afford the parties a period of time (the Injunction Period) in which to negotiate a plan of reorganization for PCC. The Injunction Period has been extended until May 15, 2002. Under the terms of the Bankruptcy Court's Order, PCC, PPG Industries and Corning will have 90 days following expiration of the Injunction Period to seek removal and transfer of stayed cases that have not been resolved through a plan of reorganization. As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld. Management is continuing to investigate Corning's options for defending claims against it, which might include vigorously defending itself on all fronts, or exploring a global settlement through the bankruptcy process. It is probable that there will be intensive negotiations in the second quarter of 2002 concerning the terms of PCC's plan of reorganization, including whether or not Corning and its insurers may participate by making a contribution in exchange for a release. Management cannot estimate the probability that Corning will be able to secure such a release upon terms and conditions satisfactory to Corning and its insurers. The exposure for this asbestos litigation (net of insurance) cannot be estimated at this time. Corning is named in approximately 14,000 other cases alleging injuries from asbestos and those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and the outcome of litigation is uncertain. However, management believes these matters will be resolved without material impact on Corning's overall financial position. If Corning and its insurers agree to a global settlement through the bankruptcy process, the outcome may be material to the results of operations for the period in which such costs, if any, are recognized.

Astrium. In December of 2000, Astrium, SAS and Astrium, Ltd. filed a complaint for negligence in the United States District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries
(prior to Corning's acquisition of NetOptix) in such a way that the amount of electricity the satellite can produce and their effective life were materially reduced. Corning has denied that the coatings produced by NetOptix or its subsidiaries caused the damage alleged in the complaint, or that it is legally liable for any damages which Astrium may have experienced. Formal discovery has begun, depositions have been taken, and in April 2002 the Court granted motions for summary judgment by Corning and other defendants to dismiss the negligence claims. The Court has permitted plaintiffs to add fraud and negligent misrepresentation claims against all defendants and a breach of warranty claim against Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that there are strong defenses to these claims and believes they will be resolved without material impact on Corning's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     a. An annual meeting of our shareholders (the "Annual Meeting") was held on April 25, 2002. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to the management's nominees for director as listed in the proxy statement, and all such nominees were elected.

     b. At the Annual Meeting, John Seely Brown, Gordon Gund, John M. Hennessy, John W. Loose and H. Onno Ruding were elected as directors for terms expiring at the annual meeting of our shareholders in 2005. The following table shows the vote totals with respect to the election of these directors:

       Name                Votes For              Votes Withheld

John Seely Brown           792,577,470              48,144,443
Gordon Gund                808,928,626              34,793,286
John M. Hennessy           806,413,885              34,308,027
John W. Loose              802,035,780              38,686,132
H. Onno Ruding             792,847,195              47,874,717


Mr. Loose, one of the nominees, resigned from the Board effective April 25, 2002, in conjunction with his retirement as President and Chief Executive Officer of Corning. Roger Ackerman, whose term expired at the Annual Meeting, did not stand for re-election. Catherine A. Rein, William D. Smithburg, Hansel
E. Tookes II and Wendell P. Weeks continued as directors for terms expiring at the annual meeting of shareholders in 2004, and James B. Flaws, Peter F. Volanakis, James R. Houghton, James J. O'Connor and Deborah D. Rieman continued as directors for terms expiring at the annual meeting of shareholders in 2003.

     c. At the Annual Meeting, the shareholders also approved the adoption of our 2002 Worldwide Employee Share Purchase Plan. The following table shows the vote totals with respect to the adoption of our 2002 Worldwide Employee Share Purchase Plan:

   Votes For                  Votes Against                    Abstain

  761,818,711                  73,115,930                     5,787,271

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated January 14, 2002, was filed in connection with the adoption of Statement of Financial Accounting Standards No. 142, "Business Combinations."

          A report on Form 8-K dated January 23, 2002, was filed in connection with the registrant's 2001 results.

Other items under Part II are not applicable.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                               CORNING INCORPORATED
                                                   (Registrant)






       May 7, 2002                              /s/ JAMES B. FLAWS
-------------------------            -----------------------------------------
          Date                                    James B. Flaws
                                     Vice Chairman and Chief Financial Officer
                                           (Principal Financial Officer)




       May 7, 2002                            /s/ KATHERINE A. ASBECK
-------------------------            -----------------------------------------
          Date                                  Katherine A. Asbeck
                                       Senior Vice President and Controller
                                           (Principal Accounting Officer)