Form 10-Q
period 2002-06-30
CORNING INC /NY
filed 2002-07-24
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 2002
                                   ---------------------------------------------

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

951,747,751 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of June 30, 2002.

                                      INDEX
                                      -----



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
                                                                         Page
                                                                         ----

  Consolidated Statements of Income (Unaudited) for the three
     and six months ended June 30, 2002 and 2001                           3

  Consolidated Balance Sheets at June 30, 2002 (Unaudited),
     December 31, 2001 and June 30, 2001 (Unaudited)                       4

  Consolidated Statements of Cash Flows (Unaudited)
     for the six months ended June 30, 2002 and 2001                       5

  Notes to Consolidated Financial Statements (Unaudited)                   6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               18

Item 3. Quantitative and Qualitative Disclosures About Market Risk        32



PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                 33

Item 6. Exhibits and Reports on Form 8-K                                  37


Signatures                                                                38


Exhibit 10    Agreement and Release between John W. Loose and
              Corning Incorporated dated April 12, 2002.                  39

Exhibit 12    Ratio of earnings to fixed charges for the
              six months ended June 30, 2002, and 2001                    49


                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited; in millions, except per share amounts)



                                                               For the three months ended          For the six months ended
                                                                        June 30,                           June 30,
                                                               --------------------------          --------------------------
                                                                   2002           2001                2002           2001
                                                                ---------       --------           ---------       --------

Net sales                                                       $     896       $  1,868           $   1,794       $  3,789
Cost of sales                                                         682          1,339               1,376          2,444
                                                                ---------       --------           ---------       --------

Gross margin                                                          214            529                 418          1,345

Operating expenses
    Selling, general and administrative expenses                      190            262                 380            532
    Research, development and engineering
      expenses                                                        132            171                 260            331
    Amortization of purchased intangibles                              11             10                  22             23
    Amortization of goodwill                                                         150                                293
    Restructuring, impairment and other charges                       494          4,772                 494          4,772
                                                                ---------       --------           ---------       --------

Operating loss                                                       (613)        (4,836)               (738)        (4,606)

Interest income                                                        10             11                  24             35
Interest expense                                                      (44)           (34)                (92)           (68)
Gain on repurchases of debt                                            68                                 68
Other expense, net                                                                   (12)                 (9)           (21)
                                                                ---------       --------           ---------       --------

Loss before income taxes                                             (579)        (4,871)               (747)        (4,660)
(Benefit) provision for income taxes                                 (178)           (77)               (220)            31
                                                                ---------       --------           ---------       --------

Loss before minority interest and
  equity earnings                                                    (401)        (4,794)               (527)        (4,691)
Minority interest in losses (earnings) of subsidiaries                  6             (7)                 12            (12)
Equity in earnings of associated companies                             25             46                  55             80
                                                                ---------       --------           ---------       --------

Net loss                                                        $    (370)      $ (4,755)          $    (460)      $ (4,623)
                                                                =========       ========           =========       ========

Basic and diluted loss per share                                $   (0.39)      $  (5.13)          $   (0.49)      $  (5.01)
                                                                =========       ========           =========       ========

Net loss adjusted for the impact of
  SFAS No. 142 in 2001                                          $    (370)      $ (4,652)          $    (460)      $ (4,384)
                                                                =========       ========           =========       ========
Basic and diluted loss per share
  adjusted for the impact of SFAS No. 142 in 2001               $   (0.39)      $  (5.02)          $   (0.49)      $  (4.75)
                                                                =========       ========           =========       ========
Dividends declared per common share                             $               $   0.06           $               $   0.12
                                                                =========       ========           =========       ========

Shares used in computing per share amounts for
  basic and diluted loss per share                                    948            926                 947            923
                                                                =========       ========           =========       ========

The accompanying notes are an integral part of these statements.


                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                     (In millions, except per share amounts)

                                                                              Unaudited                                Unaudited
                                                                            June 30, 2002      December 31, 2001     June 30, 2001
                                                                            -------------      -----------------     -------------
ASSETS

Current assets:
   Cash and cash equivalents                                                 $     940             $   1,037           $     614
   Short-term investments, at fair value                                           383                 1,182                 697
                                                                             ---------             ---------           ---------
     Total cash and short-term investments                                       1,323                 2,219               1,311
   Trade accounts receivable, net of doubtful accounts and
     allowances - $63, $60 and $42                                                 605                   593               1,246
   Inventories                                                                     671                   725                 977
   Deferred income taxes                                                           400                   347                 308
   Other current assets                                                            333                   223                 236
                                                                             ---------             ---------           ---------

       Total current assets                                                      3,332                 4,107               4,078

Investments:
   Associated companies, at equity                                                 666                   636                 537
   Others, at cost or fair value                                                    74                   142                 190
                                                                             ---------             ---------           ---------
     Total investments                                                             740                   778                 727
Property, plant and equipment, at cost, net of accumulated
  depreciation - $3,302, $3,101 and $2,921                                       4,757                 5,097               5,301
Goodwill, net of accumulated amortization - $661, $661 and $583                  2,000                 1,937               1,874
Other intangible assets, net of accumulated amortization
  - $109, $90 and $75                                                              390                   352                 409
Other assets                                                                       667                   522                 262
                                                                             ---------             ---------           ---------

Total Assets                                                                 $  11,886             $  12,793           $  12,651
                                                                             =========             =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loans payable                                                             $      57             $     477           $     473
   Accounts payable                                                                310                   441                 512
   Other accrued liabilities                                                     1,052                 1,076                 910
                                                                             ---------             ---------           ---------

       Total current liabilities                                                 1,419                 1,994               1,895

Long-term debt                                                                   4,285                 4,461               3,855
Postretirement benefits other than pensions                                        614                   608                 600
Other liabilities                                                                  379                   190                 212
Commitments and contingencies (Note 11)
Minority interest in subsidiary companies                                          107                   119                 144
Convertible preferred stock                                                          7                     7                   8
Common shareholders' equity:
   Common stock, including excess over par value and other capital -
     Par value $0.50 per share; Shares authorized: 3.8 billion;
     Shares issued: 1.0 billion                                                 10,028                10,044               9,774
   Accumulated deficit                                                          (4,070)               (3,610)             (2,734)
   Cost of 74 million, 79 million and 77 million
     shares of common stock in treasury                                           (775)                 (827)               (804)
   Accumulated other comprehensive loss                                           (108)                 (193)               (299)
                                                                             ---------             ---------           ---------
       Total common shareholders' equity                                         5,075                 5,414               5,937
                                                                             ---------             ---------           ---------

Total Liabilities and Shareholders' Equity                                   $  11,886             $  12,793           $  12,651
                                                                             =========             =========           =========

The accompanying notes are an integral part of these statements.


                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

                                                                                 For the six months ended
                                                                                         June 30,
                                                                                --------------------------
                                                                                   2002           2001
                                                                                 --------       ---------

Cash flows from operating activities:
   Net loss                                                                      $   (460)      $  (4,623)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
      Amortization of purchased intangibles                                            22              23
      Amortization of goodwill                                                                        293
      Depreciation                                                                    329             318
      Restructuring, impairment and other charges                                     494           4,772
      Inventory write-down                                                                            273
      Gain on repurchases of debt                                                     (68)
      Stock compensation charges                                                        2              27
      Equity in earnings of associated companies less than
        (in excess of) dividends received                                              28             (23)
      Minority interest, net of dividends paid                                        (12)              5
      Deferred tax benefit                                                           (107)           (122)
      Tax benefit on stock options                                                                     25
      Interest expense on convertible debentures                                       21              20
      Restructuring payments                                                         (116)             (5)
      Changes in certain working capital items                                       (201)           (306)
      Other, net                                                                      (80)             13
                                                                                 --------       ---------
Net cash (used in) provided by operating activities                                  (148)            690
                                                                                 --------       ---------

Cash flows from investing activities:
   Capital expenditures                                                              (213)         (1,155)
   Acquisitions of businesses, net of cash acquired                                                   (66)
   Net proceeds from sale or disposal of assets                                        36              27
   Net increase in long-term investments and other
     long-term assets                                                                  (9)            (90)
   Short-term investments - acquisitions                                             (847)           (232)
   Short-term investments - liquidations                                            1,648             250
   Other, net                                                                          (2)
                                                                                 --------       ---------
Net cash provided by (used in) investing activities                                   613          (1,266)
                                                                                 --------       ---------

Cash flows from financing activities:
   Net (repayments) borrowings of short-term debt                                    (474)            263
   Proceeds from issuance of long-term debt                                            11              68
   Repayments of long-term debt                                                      (155)            (93)
   Proceeds from issuance of common stock                                              33              19
   Redemption of common stock for income tax withholding                                              (19)
   Dividends paid                                                                                    (112)
                                                                                 --------       ---------
Net cash used in financing activities                                                (585)            126
                                                                                 --------       ---------

Effect of exchange rates on cash                                                       23              (6)
                                                                                 --------       ---------
Cash used in continuing operations                                                    (97)           (456)
                                                                                 --------       ---------
Cash used in discontinued operations                                                                   (9)
                                                                                 --------       ---------
Net decrease in cash and cash equivalents                                             (97)           (465)
Cash and cash equivalents at beginning of year                                      1,037           1,079
                                                                                 --------       ---------

Cash and cash equivalents at end of period                                       $    940       $     614
                                                                                 ========       =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited; in millions except per share amounts)


1.   Basis of Presentation

General
-------
Corning Incorporated is a world-leading provider of optical fiber, cable and photonic products for the telecommunications industry; high-performance glass for computers, television screens and other information display applications; advanced optical materials for the semiconductor industry and the scientific community; ceramic substrates for the automotive industry; specialized polymer products for biotechnology applications; and other advanced materials and technologies.

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

GAAP requires management to make certain estimates and judgments that are reflected in the reported amounts of assets, liabilities, revenues and expenses and also in the disclosure of contingent liabilities. The actual results may differ from the estimates. Management exercises judgment and makes estimates for allowance of bad debts, inventory obsolescence, product warranty, in-process research and development, restructuring charges, asset and goodwill impairments, depreciation, pension and post-retirement benefits, income taxes, litigation and other contingencies. Management reviews these estimates on a systematic basis and, if necessary, any material adjustments are reflected in the consolidated financial statements in the period that they are deemed necessary.

The results for interim periods are not necessarily indicative results which may be expected for any other interim period, or for the full year. These interim Consolidated Financial Statements should be read in conjunction with Corning's Annual Report on Form 10-K/A for the year ended December 31, 2001.

Certain amounts for 2001 were reclassified to conform with 2002 classifications.

Goodwill and Other Intangible Assets
------------------------------------
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Among other provisions, goodwill is no longer amortized but is subject to impairment tests at least annually. Corning adopted SFAS No. 142 on January 1, 2002.

Corning completed its initial impairment review during the first quarter and concluded a transitional impairment charge from the adoption of the standard would not be required. On a prospective basis, Corning has selected the fourth quarter to conduct annual impairment tests. The outcome of the impairment test is primarily dependent upon the fair value of the reporting units. The current business conditions in the telecommunications industry are depressed. Should these conditions be prolonged or deteriorate, the fair value of Corning's telecommunications reporting unit could be lower in future periods. As such, management cannot provide assurance that future impairment tests will not result in a charge to earnings.

The following table presents a reconciliation of reported net loss and loss per share to adjusted net loss and loss per share, as if SFAS No. 142 had been in effect as follows:

                                                                 For the three months ended            For the six months ended
(In millions, except per share amounts)                                 June 30, 2001                        June 30, 2001
----------------------------------------------------------------------------------------------------------------------------------

Reported net loss                                                        $  (4,755)                           $  (4,623)
Addback:  Amortization of goodwill, net of income taxes                        103                                  239
                                                                         ---------                            ---------
Adjusted net loss                                                        $  (4,652)                           $  (4,384)
                                                                         =========                            =========

Reported loss per share - basic                                          $   (5.13)                           $   (5.01)
Addback:  Amortization of goodwill, net of income taxes                       0.11                                 0.26
                                                                         ---------                            ---------
Adjusted loss per share - basic                                          $   (5.02)                           $   (4.75)
                                                                         =========                            =========

Reported loss per share - diluted                                        $   (5.13)                           $   (5.01)
Addback:  Amortization of goodwill, net of income taxes                       0.11                                 0.26
                                                                         ---------                            ---------
Adjusted loss per share - diluted                                        $   (5.02)                           $   (4.75)
                                                                         =========                            =========

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, by segment was as follows (in millions):

                                      Telecom-         Advanced         Information
                                     munications       Materials          Display          Corporate (a)       Total
                                     -----------       ---------          -------          ---------           -----

Balance at January 1, 2002           $  1,768          $    150           $    15           $    4           $   1,937
Foreign currency translation               54                                                   (1)                 53
Reclassification                           12                                                                       12
Divestitures                               (3)                                                                      (3)
Acquisition                                 1                                                                        1
                                     --------          --------           -------           ------           ---------
Balance at June 30, 2002             $  1,832          $    150           $    15           $    3           $   2,000
                                     ========          ========           =======           ======           =========

(a) Included in non-segment assets in SFAS No. 131 reconciliation in Corning's 2001 Form 10-K/A.

Intangible assets totaled $390 million, net of accumulated amortization of $109 million at June 30, 2002. Of this amount $55 million related to deferred financing costs and $81 million represented intangible pension assets. The remaining identified intangible assets are primarily related to the Telecommunications Segment and were comprised of the following (in millions):

                                                    Accumulated
                                      Gross        Amortization          Net
                                    ---------      ------------      ---------
Amortized intangible assets:
     Patents and trademarks         $     252        $      55       $     197
     Non competition agreements           104               51              53
     Other                                  7                3               4
                                    ---------        ---------       ---------
         Total                      $     363        $     109       $     254
                                    =========        =========       =========

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

In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44,
"Accounting  for  Intangible   Assets  of  Motor  Carriers"  and  SFAS  No.  64,
"Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Bulletin No. 30 will be used to classify gains and losses from extinguishment of debt. Corning adopted the reporting guidance of SFAS No. 145 in the second quarter of 2002 in its accounting for repurchases and retirement of debt. See Note 4 to the Consolidated Financial Statements. The remaining provisions of SFAS No. 145 will be adopted by Corning in fiscal year 2003. Corning does not expect the adoption of the remaining provisions to have a material impact on its consolidated financial position or results of operations.

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

2.   Operating Segments

Corning's reportable operating segments consist of Telecommunications, Advanced Materials and Information Display. Corning includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income. In the second quarter of 2002, Corning revised its definition of segment net income. Prior to the second quarter, Corning disclosed restructuring and impairment charges by segment but excluded this from quantitative segment results. These charges have been included in segment net income and historical periods have been conformed to this presentation. Information about the performance of Corning's three operating segments for the second quarter and six months of 2002 and 2001 is presented below. These amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments.

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

                                                                    Three months ended              Six months ended
                                                                         June 30,                       June 30,
                                                                  ----------------------         ----------------------
                                                                     2002         2001             2002          2001
                                                                  ---------     --------         ---------    ---------
Telecommunications
Net sales                                                         $     437     $  1,393         $     902    $   2,826
Research, development and engineering expenses                    $      86     $    134         $     172    $     256
Interest expense                                                  $      25     $     23         $      57    $      48
Segment (loss) earnings before equity (losses)
  earnings and restructuring, impairment
  and other charges                                               $    (139)    $     (7)        $    (277)   $     170
    Equity in (losses) earnings of associated companies                  (3)           8                (7)          11
                                                                  ---------     --------         ---------    ---------
Segment (loss) earnings before restructuring,
  impairment and other charges                                         (142)           1              (284)         181
Restructuring, impairment and other charges, net of tax                (259)      (4,726)             (259)      (4,726)
                                                                  ---------     --------         ---------    ---------
Segment net loss                                                  $    (401)    $ (4,725)        $    (543)   $  (4,545)
                                                                  =========     ========         =========    =========

Advanced Materials
Net sales                                                         $     242     $    251         $     475    $     533
Research, development and engineering expenses                    $      32     $     28         $      63    $      56
Interest expense                                                  $       8     $      5         $      16    $      10
Segment earnings before equity earnings and
  restructuring charges                                           $       9     $     11         $      10    $      37
    Equity in earnings of associated companies                           12            7                20           13
                                                                  ---------     --------         ---------    ---------
Segment earnings before restructuring charges                            21           18                30           50
Restructuring charges, net of tax                                        (1)                            (1)
                                                                  ---------     --------         ---------    ---------
Segment net income                                                $      20     $     18         $      29    $      50
                                                                  =========     ========         =========    =========

Information Display
Net sales                                                         $     212     $    218         $     407    $     419
Research, development and engineering expenses                    $      14     $      9         $      25    $      19
Interest expense                                                  $       9     $      6         $      17    $      10
Segment earnings before minority interest and
  equity earnings                                                 $       8     $     25         $      11    $      46
    Minority interest in (losses) earnings of subsidiaries                5           (7)               11          (12)
    Equity in earnings of associated companies                           29           29                54           54
                                                                  ---------     --------         ---------    ---------
Segment net income                                                $      42     $     47         $      76    $      88
                                                                  =========     ========         =========    =========

Total segments
Net sales                                                         $     891     $  1,862         $   1,784    $   3,778
Research, development and engineering expenses                    $     132     $    171         $     260    $     331
Interest expense                                                  $      42     $     34         $      90    $      68
Segment (loss) earnings before minority interest,
  equity earnings and restructuring, impairment
  and other charges                                               $    (122)    $     29         $    (256)   $     253
    Minority interest in losses (earnings) of subsidiaries                5           (7)               11          (12)
    Equity in earnings of associated companies                           38           44                67           78
                                                                  ---------     --------         ---------    ---------
Segment (loss) earnings before restructuring,
  impairment and other charges                                          (79)          66              (178)         319
Restructuring, impairment and other charges, net of tax                (260)      (4,726)             (260)      (4,726)
                                                                  ---------     --------         ---------    ---------
Segment net loss                                                  $    (339)    $ (4,660)        $    (438)   $  (4,407)
                                                                  =========     ========         =========    =========

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in millions):

                                                                         Three months ended             Six months ended
                                                                              June 30,                      June 30,
                                                                       ----------------------        ----------------------
                                                                         2002         2001              2002         2001
                                                                       ---------    ---------        ---------     --------

Net sales
       Total segment net sales                                         $     891    $   1,862        $   1,784     $  3,778
       Non-segment net sales (a)                                               5            6               10           11
                                                                       ---------    ---------        ---------     --------

           Total net sales                                             $     896    $   1,868        $   1,794     $  3,789
                                                                       =========    =========        =========     ========


Net loss
       Total segment net loss (b)                                      $    (339)   $  (4,660)       $    (438)    $ (4,407)
           Unallocated items:
       Non-segment loss and other (a)                                         (1)          (2)              (2)          (3)
       Amortization of goodwill (c)                                                      (150)                         (293)
       Non-segment restructuring, impairment and
         other charges (d)                                                  (127)                         (127)
Interest income (e)                                                           10           11               24           35
       Gain on repurchases of debt                                            68                            68
       Income tax (f)                                                         16           44               11           43
       Minority interest                                                       1                             1
       Equity in earnings of associated companies (a)                          2            2                3            2
                                                                       ---------    ---------        ---------     --------

           Net loss                                                    $    (370)   $  (4,755)       $    (460)    $ (4,623)
                                                                       =========    =========        =========     ========

(a)  Includes amounts derived from corporate investments and activities.
(b)  Includes royalty, interest and dividend income.
(c)  Amortization  of  goodwill  relates  primarily  to  the  Telecommunications
     Segment.
(d) Amount includes pension termination and postretirement benefit curtailment charges of $30 million recorded in the second quarter of 2002. The balance of the charge relates to restructuring and impairment charges in the corporate research and administrative staff organizations.
(e)  Corporate interest income is not allocated to reportable segments.
(f)  Includes tax associated with unallocated items.

3.   Restructuring, Impairment and Other Charges

2002 Restructuring Actions
--------------------------

During the second quarter, Corning undertook actions to reduce its costs. The intent to do so was announced in April 2002. At that time, it was estimated that restructuring, fixed asset impairments, and impairments of investments could total approximately $600 million and would be recorded over the second and third quarters.

Actions approved and initiated in the second quarter include the following:

..    permanent  abandonment  of  certain  construction  projects  that  had been
     stopped   in  2001  in  the   fiber   and   cable   business   within   the
     Telecommunications Segment,
..    closure   of   minor   manufacturing    facilities,    primarily   in   the
     Telecommunications Segment,
..    closure and consolidation of research facilities,
..    elimination  of  positions  worldwide  through  voluntary  and  involuntary programs, and
..    divestiture  of a portion of the  controls and  connectors  business in the
     Telecommunications Segment.

In addition, Corning impaired cost based investments in a number of private telecommunications companies.

Certain of the costs associated with these activities (estimated at approximately $125 million to $150 million) will be recorded in the third quarter as all conditions for recognition had not been satisfied at June 30, 2002. These third quarter charges relate primarily to severance and fixed asset write-offs pertaining to facility closures outside the United States and early retirement programs. Corning expects to pay approximately one-third of the total charge for the second and third quarter in cash.

The charges recorded in the second quarter are summarized in the following table and described in greater detail below:

Employee related costs                              $   192
Exit costs                                               12
Adjustment to 2001 program reserves                      (5)
                                                    -------
       Subtotal - restructuring charges                 199
                                                    -------
Fixed asset impairments                                 224
Adjustment to 2001 program reserves                      (5)
                                                    -------
       Subtotal - fixed asset impairments               219
                                                    -------
Cost based investment write-offs                         60
Loss on disposal                                         16
                                                    -------
       Total pre-tax charges                            494
Tax benefit                                             166
                                                    -------
       Total after-tax charges                      $   328
                                                    =======

In addition, equity earnings include a $14 million charge to impair an investment in an international cabling venture.

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
                                                            Telecom-          Advanced       Information      Including       Total
                                                           munications        Materials        Display        Research       Charges
------------------------------------------------------------------------------------------------------------------------------------

Net pre-tax charges for restructuring actions               $  364            $    2           $   1          $   127        $  494
                                                            =======================================================================

     Restructuring Charges
     ---------------------
     The second quarter restructuring charge of $204 million includes $192 million of employee separation costs (including curtailment losses related to pension and postretirement health care plans) and $12 million in other exit costs (principally lease termination and contract cancellation payments). The charge entails the elimination of approximately 3,600 positions in the Telecommunications Segment and corporate research and administrative staffs organizations. Employees have been informed of the restructuring initiatives and benefits available to them under applicable benefit plans. These benefits include involuntary separation, early retirement and social programs.

     The following table illustrates the headcount reduction amongst U.S. Hourly, U.S. Salaried and Non-U.S. positions for 2002 actions:

     -------------------------------------------------------------------------------------------------------------------------------
     Headcount reduction
     -------------------------------------------------------------------------------------------------------------------------------
                                                          U.S. Hourly       U.S. Salaried     Non-U.S.      Total
                                                          -------------------------------------------------------

     Second quarter charge                                      850            1,800             950         3,600
     Anticipated third quarter charge                           175              225             400           800
                                                            -------          -------         -------       -------
         Total                                                1,025            2,025           1,350         4,400
                                                            =======          =======         =======       =======

     Separated at June 30, 2002                                 150            1,225             225         1,600


     Impairment of Plant and Equipment
     ---------------------------------
     Corning has evaluated the carrying value of certain long-lived assets in the businesses taking restructuring actions. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from that asset are less than the carrying value of the asset. The impairment charges were determined based on the amount by which the carrying value exceeded the fair market value of the asset. Corning recorded $224 million to impair plant and equipment relating to facilities to be shutdown or disposed, primarily in the fiber and cable business, the photonic technologies business and certain research facilities. Of this total charge, $107 million pertains to abandoned construction projects in the fiber and cable business, primarily the latest expansion in Concord, NC and Oklahoma City, OK. The impairment charges were determined based on the amount by which the carrying value exceeded the fair market value of the asset.

     A significant portion of the assets impaired was recently acquired, or built in connection with capacity expansions in anticipation of future demand. Most of the impaired facilities are currently available for sale, others will be demolished or abandoned. The impaired equipment will be auctioned, sold, disposed or abandoned during 2002.

     Loss on Divestiture
     -------------------
     In May 2002, Corning completed the sale of its appliance controls group which was included in the controls and connectors business in the Telecommunications Segment. In the second quarter of 2002, Corning received cash of $24 million and note proceeds of $6 million and recorded a loss on the sale of approximately $16 million ($10 million after-tax).

     Impairment of Cost Investments
     ------------------------------
     In the second quarter, Corning recorded a $60 million charge for other than temporary declines in certain cost investments in the Telecommunications Segment. These investments have been written off.

2001 Restructuring Actions
--------------------------

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

These actions resulted in a pre-tax charge totaling $961 million ($590 million after-tax and minority interest) for the year ended December 31, 2001. The charge includes restructuring costs of $419 million and $542 million for the impairment of plant and equipment. Approximately one third of the total charge was expected to be paid in cash. As of June 30, 2002, approximately 11,600 of the 12,000 employees had been separated under the plans. Corning expects the remaining 400 employees to be separated by December 31, 2002. Certain obligations of the plans will be paid in 2003 and beyond.

The following table illustrates the charges, credits and balances of the restructuring reserves as of June 30, 2002:

(In millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Net                          Cash
                                                         December 31,     charges/        Non-cash      payments        June 30,
                                                             2001          credits         charges       in 2002          2002
------------------------------------------------------------------------------------------------------------------------------------

Restructuring reserve:
Employee related costs                                    $    198       $     187 (a)   $      30      $    105       $     250
Other charges                                                   78              12                            11              79
                                                          ----------------------------------------------------------------------
Total restructuring reserve                               $    276       $     199       $      30      $    116       $     329
                                                          ----------------------------------------------------------------------

Impairment of long-lived assets:
Assets held for disposal                                                 $     235 (b)   $     235
Cost investments                                                                60              60
                                                                         -------------------------
     Total impairment charges                                            $     295       $     295
                                                                         -------------------------

Total restructuring and impairment
  charges and credits                                                    $     494
                                                                         =========

(a) Amount is net of $5 million adjustment in employee related costs reflecting the difference between estimated and actual costs.
(b) Amount is net of $5 million adjustment to assumed salvage values on asset disposals.

4.   Gain on Repurchases and Retirement of Debt

During the second quarter of 2002, Corning purchased and retired a portion of its zero coupon convertible debentures due November 8, 2015, with an accreted value of $220 million in exchange for cash of $148 million in a series of open market purchases. Corning recorded a gain of $68 million on these transactions, net of the write-off of the unamortized issuance costs. Corning recorded the gain on repurchases as a component of income from continuing operations, as permitted by SFAS No. 145. The debentures may be put back to Corning on November 8, 2005. Corning has the option of settling this obligation in cash, common stock, or a combination of both.

5.   Inventories

Inventories shown on the accompanying balance sheets were comprised of the following:

                                  June 30,        December 31,        June 30,
                                    2002              2001              2001
                                  ---------       ------------        --------
Finished goods                    $     257        $     251           $  310
Work in process                         134              153              243
Raw materials and accessories           170              210              308
Supplies and packing materials          110              111              116
                                  ---------        ---------           ------
Total inventories                 $     671        $     725           $  977
                                  =========        =========           ======

6.   Income Taxes

Corning's effective income tax benefit rate for the three and six month periods ended June 30, 2002, was 30.7% and 29.5%, respectively. The tax benefit rate in the second quarter of 2002 was impacted by specific tax benefit calculations for restructuring, impairment and other charges and the gain on repurchases of debt. The effective benefit rate without consideration of these items was 25% in both 2002 periods. The effective tax benefit rate in the quarter and year to date is lower than the U.S. statutory income tax rate of 35% due to the impact of unusable tax credits and nondeductible expenses and losses.

Federal tax legislation passed early in 2002 extended the net operating loss carryback period from two to five years. Corning anticipates incurring a federal tax net operating loss for 2002 and this change in the tax legislation will allow Corning to carryback the net operating loss to open tax years and claim a tax refund. Current assets at June 30, 2002, include a receivable of $135 million as a result of Corning availing itself of this opportunity.

The effective tax (benefit) rate for the three and six months ended June 30, 2001, was 1.6% and (0.7)%. These tax rates are much lower than the U.S. statutory income tax rate primarily due to non-tax deductible impairment and amortization of acquired intangibles and goodwill.

7.   Comprehensive Loss

Comprehensive loss, net of tax, for the second quarter and first six months of 2002 and 2001 is as follows:

                                     For the three months    For the six months
                                        ended June 30,          ended June 30,
                                     --------------------    ------------------
                                       2002      2001         2002       2001
                                     -------  ---------      -------  --------

Net loss                             $ (370)  $ (4,755)      $ (460)  $ (4,623)
Other comprehensive income (loss)       110        (65)          85       (172)
                                     ------   --------       ------   --------

Total comprehensive loss             $ (260)  $ (4,820)      $ (375)  $ (4,795)
                                     ======   ========       ======   ========

8.   Pensions

As a result of restructuring activities undertaken in the second quarter, Corning incurred a curtailment event requiring a remeasurement of its pension obligation at June 30, 2002. The provisions of SFAS No. 87, "Employers
Accounting for Pensions" require Corning to record an additional minimum liability of $180 million at June 30, 2002. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible asset of $81 million at June 30, 2002, is included on the line item entitled "Other intangible assets" in the Consolidated Balance Sheet. The remaining amount of $66 million is recorded as a component of stockholders' equity and is net of related tax benefits of $33 million, on the line item titled "Accumulated other comprehensive loss" in the Consolidated Balance Sheet at June 30, 2002, and in "Other comprehensive income
(loss)."

9.   Supplementary Statement of Cash Flows Data

Supplemental disclosure of cash flow information is as follows (in millions):

                                                         For the six months
                                                           ended June 30,
                                                     ------------------------
                                                        2002           2001
                                                     ---------      ---------

Changes in certain working capital items:
   Trade accounts receivable                         $     10       $     10
   Inventories                                             27           (231)
   Other current assets                                   (56)           124
   Accounts payable and other current liabilities,
      net of restructuring payments                      (182)          (209)
                                                     --------       --------
   Total                                             $   (201)      $   (306)
                                                     ========       ========

10.  Loss Per Common Share

Basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

The potential common shares excluded from the calculation of diluted loss per share because their effect would be anti-dilutive and the amount of stock options excluded from the calculation of diluted loss per share because their exercise price was greater than the average market price of the common shares of the periods presented is as follows: (in millions)

                                                                 For the three months                For the six months
                                                                    ended June 30,                      ended June 30
                                                              --------------------------         --------------------------
                                                                 2002            2001                2002           2001
                                                              -----------    -----------         -----------    -----------

Potential common shares excluded from the
  calculation of diluted loss per share:
     Stock options                                                                   7                                 10
     Convertible preferred stock                                      1              1                   1              1
     Subordinated notes                                               6              6                   6              6
     Zero coupon convertible debentures                              23             23                  23             23
     3.5% convertible debentures                                     69                                 69
                                                              ---------      ---------           ---------      ---------
     Total                                                           99             37                  99             40
                                                              =========      =========           =========      =========

Stock options excluded from the calculation of diluted
  loss per share because the exercise
  price was greater than the average
  market price of the common shares                                  86             49                  79             43
                                                              =========      =========           =========      =========

Common dividends of $56 million and $112 million, or $0.06 and $0.12 per share were declared in the second quarter and six months of 2001.

11.  Commitments and Contingencies

From time to time, Corning is subject to uncertainties and litigation and is not always able to predict the outcome of these items with assurance. Various legal actions, claims and proceedings are pending against Corning, including those arising out of alleged product defects, shareholder matters, product warranties, patents, asbestos and environmental matters. These issues are discussed fully in
Part II, Item 1. Legal Proceedings of this Form 10-Q. A significant matter involves Pittsburgh Corning Corporation (PCC), a 50% owned joint venture of Corning and is discussed below.

Pittsburgh Corning Corporation
------------------------------
Background:
Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). PCC and several other defendants, including PPG and Corning, have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and now has in excess of 240,000 open claims.

Status of Litigation and Current Events:
In the bankruptcy court, PCC in April 2000 obtained a preliminary injunction against the prosecution of asbestos actions against its two shareholders to afford the parties a period of time (the Injunction Period) in which to negotiate a plan of reorganization for PCC.

On May 14, 2002, PPG announced that it had agreed with several other parties, including certain of its insurance carriers and representatives of current and future asbestos claimants, on the terms of a settlement arrangement relating to asbestos claims against PPG and PCC. This settlement would be incorporated in a plan of reorganization for PCC, and would be subject to a favorable vote by 75% of the asbestos claimants voting on the PCC reorganization plan, and approval by
the  Bankruptcy   Court.   According  to  its   announcement,   PPG  would  make
contributions to a trust under the reorganization plan consisting of:
..    cash payments by PPG's  participating  insurance  carriers of approximately
     $1.7 billion over a 21 year period;
..    the  assignment  of rights to  certain  proceeds  of  policies  by  certain insurance carriers not participating in the settlement;
..    PPG's shares in PCC and Pittsburgh Corning Europe, a Belgian corporation;
..    1,388,889 shares of PPG's common stock; and
..    cash payments from PPG of approximately $998 million over 21 years.
PPG announced on July 18, 2002, that it recorded a charge in its second quarter of $495 million after-tax related to this settlement.

The Injunction Period has been extended as to Corning until July 31, 2002. Under the terms of the Bankruptcy Court's Order, Corning will have 90 days following expiration of the Injunction Period to seek removal and transfer of stayed cases that have not been resolved through a plan of reorganization. At the time PCC filed for bankruptcy protection, there were approximately12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld and that Corning has strong legal defenses to any claims of direct liability arising from PCC's asbestos products.

After PPG announced its settlement, negotiations between representatives of the asbestos claimants and Corning became more intensive but failed to produce a settlement. In Corning's negotiations with the asbestos claimants, the range of negotiations has been framed by demands translating into approximately $400 million to $500 million in net present value (inclusive of insurance), which is significantly lower than that reflected in the PPG settlement. These negotiations have been difficult, and no assurances can be offered that a settlement can be concluded within this range.

Based on negotiations to date, management believes that a settlement (if one can be reached) would probably include some combination of the following elements: cash payments by Corning over time into a trust; contribution of Corning's shares in PCC and Pittsburgh Corning Europe and common shares of Corning; and insurance through cash payments or assignments of certain rights. However, the structure of a settlement has not been agreed and management can not estimate the likelihood that any settlement will emerge from negotiations with the claimants or Corning's insurers, or the probability that Corning will be able to secure a release through PCC's plan of reorganization upon terms and conditions satisfactory to Corning.

At this time, it appears more likely than not that Corning will litigate the asbestos cases, but will continue to explore a settlement through the bankruptcy process. The exposure for this asbestos litigation (net of insurance) cannot be estimated at this time due to the wide range of potential outcomes. Corning is also currently named in approximately 14,000 other cases alleging injuries from asbestos. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and the outcome of litigation is uncertain.

Accounting and Range of Outcomes
As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At June 30, 2002, Corning has not recorded any additional charges associated with the outcome of this litigation. As noted above, management believes there are strong legal defenses to the claims against Corning. Management estimates that the insurance coverage available to Corning related to these matters exceeds $600 million and depending on the outcome of potential coverage issues may exceed $1 billion. Management estimates that the low end of the range of loss resulting from continued litigation is not material. Due to the inherent uncertainty of asbestos related litigation, management is unable to estimate the maximum exposure from this litigation.

Alternatively, in the event that Corning and its insurers agree to a global settlement of the PCC-related cases through the PCC bankruptcy process, the outcome may be material to the results of operations for the period in which such costs, if any, are recognized. Management expects that any after-tax charge resulting from Corning's contributions as part of a possible settlement could approximate $100 million to $150 million and will depend upon the timing of contributions and relative participation of insurance carriers. Management cannot provide assurances that the ultimate outcome of a settlement would be within this range.

Under either alternative management believes these matters will be resolved without material impact to Corning's overall financial position or its liquidity

12.  Stock Compensation Plans

The following table presents changes in the status of outstanding options since December 31, 2001:

                                           Number of Shares    Weighted-Average
                                            (in thousands)      Exercise Price
                                           ----------------    ----------------

Options outstanding December 31, 2001          72,391            $  34.21
Options granted under plans                    14,964                7.62
Options exercised                                 (53)               1.95
Options terminated                               (818)              34.20
                                              -------            --------

Options outstanding June 30, 2002              86,484            $  29.63
                                              =======            ========

13.  Subsequent Event

On July 22, 2002, Corning purchased 5.5 million shares of its common stock for $22 million in a privately negotiated transaction.

ITEM 2.

                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Overview

Corning incurred a net loss in the second quarter and first half of 2002 driven primarily by continued weak performance in the Telecommunications Segment. Results for the quarter included charges that resulted from restructuring activities and an impairment of an equity investment offset in part by a gain on repurchases and retirement of debt. These items are described in more detail in Results of Operations below.

The negative trends beginning in 2001 such as excess capacity, increased intensity of competition and growing pressure on price and profits have continued to hamper the telecommunications market in 2002. Major carriers continue to withhold capital spending for a variety of reasons, some of which include network over-capacity, bankruptcy of key telecommunications customers and suppliers and the overall economic uncertainties in the world economy. As a result of these uncertainties and lack of capital spending, Corning has continued to see its revenues decline in its Telecommunications Segment. Corning does not expect any meaningful recovery in the Telecommunications Segment in 2002.

The cost reduction activities announced in April 2002 are underway. The total charges in the second and third quarter associated with actions approved in the second quarter will slightly exceed the previously announced pre-tax charge of $600 million. Corning is reviewing a number of other actions to further reduce both the cost structure and capital requirements of the businesses going forward. These actions could include the potential sale or discontinuation of some non-core businesses. Additional consolidation of manufacturing capacity in the Telecommunications Segment is also under review. The outcome of these reviews could cause additional charges in 2002.

Results of Operations

Net sales totaled $896 million for the second quarter of 2002, a decrease of 52% compared with sales of $1.9 billion in the prior year quarter. Net sales for the six months ended June 30, 2002, were $1.8 billion, a decrease of 53% compared to the comparable prior year period of $3.8 billion. The sales decline in both periods was most pronounced in the Telecommunications Segment, where the impact of significantly lower demand and price declines for Corning's fiber and cable and photonic technologies products drove a sales decline of approximately 68% for the quarter and six months.

Corning's net loss totaled $370 million, or $0.39 per share, in the second quarter of 2002, compared to a net loss of $4,755 million or, $5.13 per share, in the second quarter of 2001. On a year to date basis, Corning incurred a net loss of $460 million, or $0.49 per share, compared to a net loss of $4,623 million, or $5.01 per share, for the six months ended June 30, 2001. The second quarter 2001 net loss and diluted loss per share, after adjusting for the impact of Statement of Financial Accounting Standards (SFAS) No. 142, was $4,652 million, or $5.02 per share. Net loss and diluted loss per share on a year to date basis, adjusted for SFAS No. 142 was $4,384 million, or $4.75 per share.

Corning's second quarter and year to date results reflect lower volumes and significantly lower prices in the Telecommunications Segment compared to the same periods for the prior year. The second quarter 2002 results also include net charges of $494 million ($327 million after-tax) resulting from restructuring actions and impairment charges undertaken in the second quarter. These charges are described in Restructuring, Impairment and Other Charges. In addition, the second quarter results include a gain of $68 million ($42 million after-tax) due to repurchases and retirement of a portion of Corning's zero coupon convertible debentures. Equity earnings for the quarter include a $14 million loss on impairment of an international cabling venture.

The loss for the second quarter of 2001 included charges of $4.8 billion ($4.7 billion after-tax) for the impairment of goodwill and other intangible assets related to the Pirelli and NetOptix acquisitions in 2000, and $273 million ($184 million after-tax) related to the write-down of excess and obsolete inventory in the photonic technologies business.

Restructuring, Impairment and Other Charges

2002 Restructuring Actions
--------------------------

During the second quarter, Corning undertook actions to reduce its costs. The intent to do so was announced in April 2002. At that time, it was estimated that restructuring, fixed asset impairments and impairments of investments could total approximately $600 million and would be recorded over the second and third quarters.

Actions approved and initiated in the second quarter include the following:

..    permanent  abandonment  of  certain  construction  projects  that  had been
     stopped   in  2001  in  the   fiber   and   cable   business   within   the
     Telecommunications Segment,
..    closure   of   minor   manufacturing    facilities,    primarily   in   the
     Telecommunications Segment,
..    closure and consolidation of research facilities,
..    elimination  of  positions  worldwide  through  voluntary  and  involuntary programs, and
..    divestiture  of a portion of the  controls and  connectors  business in the
     Telecommunications Segment.

In addition, Corning impaired cost based investments in a number of private telecommunications companies.

Certain of the costs associated with these activities (estimated at approximately $125 million to $150 million) will be recorded in the third quarter as all conditions for recognition had not been satisfied at June 30, 2002. These third quarter charges relate primarily to severance and fixed asset write-offs pertaining to facility closures outside the United States and early retirement programs. Corning expects to pay approximately one-third of the total charge for the second and third quarter in cash.

The charges recorded in the second quarter are summarized in the following table and described in greater detail below:

Employee related costs                                  $   192
Exit costs                                                   12
Adjustment to 2001 program reserves                          (5)
                                                        -------
       Subtotal - restructuring charges                     199
                                                        -------
Fixed asset impairments                                     224
Adjustment to 2001 program reserves                          (5)
                                                        -------
       Subtotal - fixed asset impairments                   219
                                                        -------
Cost based investment write-offs                             60
Loss on disposal                                             16
                                                        -------
       Total pre-tax charges                                494
Tax benefit                                                 166
                                                        -------
       Total after-tax charges                          $   328
                                                        =======

In addition, equity earnings include a $14 million charge to impair an investment in an international cabling venture.

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
                                                            Telecom-          Advanced       Information      Including       Total
                                                           munications        Materials        Display        Research       Charges
------------------------------------------------------------------------------------------------------------------------------------

Net pre-tax charges for restructuring actions               $  364            $    2           $   1          $   127        $  494
                                                            =======================================================================

     Restructuring Charges
     ---------------------
     The second quarter restructuring charge of $204 million includes $192 million of employee separation costs (including curtailment losses related to pension and postretirement health care plans) and $12 million in other exit costs (principally lease termination and contract cancellation payments). The charge entails the elimination of approximately 3,600 salaried positions in the Telecommunications Segment and corporate research and administrative staffs organizations. Employees have been informed of the restructuring initiatives and benefits available to them under applicable benefit plans. These benefits include involuntary separation, early retirement and social programs.

     The following table illustrates the headcount reduction amongst U.S. Hourly, U.S. Salaried and Non-U.S. positions for 2002 actions:

     -------------------------------------------------------------------------------------------------------------------------------
     Headcount reduction
     -------------------------------------------------------------------------------------------------------------------------------
                                                          U.S. Hourly       U.S. Salaried     Non-U.S.      Total
                                                          -------------------------------------------------------

     Second quarter charge                                     850             1,800             950         3,600
     Anticipated third quarter charge                          175               225             400           800
                                                          --------         ---------        --------     ---------
         Total                                               1,025             2,025           1,350         4,400
                                                          ========         =========        ========     =========

     Separated at June 30, 2002                                150             1,225             225         1,600

     Impairment of Plant and Equipment
     ---------------------------------
     Corning has evaluated the carrying value of the long-lived assets in the businesses taking restructuring actions. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from that asset are less than the carrying value of the asset. The impairment charges were determined based on the amount by which the carrying value exceeded the fair market value of the asset. Corning recorded $224 million to impair plant and equipment relating to facilities to be shutdown or disposed, primarily in the fiber and cable
     business,   the  photonic   technologies   business  and  certain  research
     facilities. Of this total charge, $107 million pertains to abandoned construction projects in the fiber and cable business, primarily the latest expansion in Concord, NC and Oklahoma City, OK. The impairment charges were determined based on the amount by which the carrying value exceeded the fair market value of the asset.

     A significant portion of the assets impaired was recently acquired, or built in connection with capacity expansions in anticipation of future demand. Most of the impaired facilities are currently available for sale, others will be demolished or abandoned. The impaired equipment will be auctioned, sold, disposed or abandoned during 2002.

     Loss on Divestiture
     -------------------
     In May 2002, Corning completed the sale of its appliance controls group which was included in the controls and connectors business in the Telecommunications Segment. In the second quarter of 2002, Corning received cash of $24 million and note proceeds of $6 million and recorded a loss on the sale of approximately $16 million ($10 million after-tax).

     Impairment of Cost Investments
     ------------------------------
     In the second quarter, Corning recorded a $60 million charge for other than temporary declines in certain cost investments in the Telecommunications Segment. These investments have been written off.

Cost Savings
------------

Corning expects to realize annualized savings of approximately $265 million as a result of the 2002 restructuring actions. This number includes savings associated with the actions recorded in the second quarter and those for which the charge will be recorded in the third quarter. The savings are comprised of lower wages and benefit costs, avoided depreciation and fixed costs on closed facilities. This savings number does not include additional savings the company could realize from cost management activities that are introduced concurrent with restructuring activities, but not directly related to the actions themselves.

Although certain of the cost reduction programs will positively impact second half results, management does not expect to realize all of the savings until the beginning of 2003. Approximately 40% of the savings from the restructuring actions will be realized in cost of sales with the remainder split between selling, general and administrative and research, development and engineering expenses.

2001 Restructuring Actions
--------------------------

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

These actions resulted in a pre-tax charge totaling $961 million ($590 million after-tax and minority interest) for the year ended December 31, 2001. The charge includes restructuring costs of $419 million and $542 million for the impairment of plant and equipment. Approximately one third of the total charge was expected to be paid in cash. As of June 30, 2002, approximately 11,600 of the 12,000 employees had been separated under the plans. Corning expects the remaining 400 employees to be separated by December 31, 2002. Certain obligations of the plans will be paid in 2003 and beyond.

The following table illustrates the charges, credits and balances of the restructuring reserves as of June 30, 2002:

(In millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Net                          Cash
                                                         December 31,     charges/        Non-cash      payments         June 30,
                                                             2001         credits         charges       in 2002            2002
------------------------------------------------------------------------------------------------------------------------------------

Restructuring reserve:
Employee related costs                                    $    198       $     187 (a)  $      30       $    105       $     250
Other charges                                                   78              12                            11              79
                                                          ----------------------------------------------------------------------
     Total restructuring reserve                          $    276       $     199      $      30       $    116       $     329
                                                          ----------------------------------------------------------------------

         Impairment of long-lived assets:
Assets held for disposal                                                 $     235 (b)  $     235
Cost investments                                                                60             60
                                                                         ------------------------
     Total impairment charges                                            $     295      $     295
                                                                         ------------------------

Total restructuring and impairment
  charges and credits                                                    $     494
                                                                         =========

(a) Amount is net of $5 million adjustment in employee related costs reflecting the difference between estimated and actual costs.
(b) Amount is net of $5 million adjustment to assumed salvage values on asset disposals.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Among other provisions, goodwill is no longer amortized but is subject to impairment tests at least annually. Corning adopted SFAS No. 142 on January 1, 2002. See Note 1 to Consolidated Financial Statements.

Corning completed its initial impairment review during the first quarter and concluded a transitional impairment charge from adoption of the standard would not be required. On a prospective basis, Corning has selected the fourth quarter to conduct annual impairment tests. The outcome of the impairment test is primarily dependent upon the fair value of the reporting units. The current business conditions in the telecommunications industry are depressed. Should these conditions be prolonged or deteriorate, the fair value of Corning's telecommunications reporting unit could be lower in future periods. As such, management cannot provide assurance that future impairment tests will not result in a charge to earnings.

Outlook

Management does not expect any meaningful recovery in the Telecommunications Segment in 2002. As a result, management expects sales for 2002 to be significantly below 2001 levels and anticipates Corning will continue to incur losses in the short-term as it continues to restructure its operations.

Corning expects third quarter net sales to be in the range of $825 million to $875 million and also anticipates a loss in a range of $0.07 to $0.10 per share, excluding restructuring and impairment charges. The primary driver of the range will be fiber and cable volume, which is expected to be flat to down 15%. Continued price pressure will also impact revenues. Sales in the rest of the telecommunications businesses are also expected to remain at depressed levels. Corning expects revenues from its Advanced Materials and Information Display Segments to remain strong in the third quarter led by its liquid crystal display business, which continues to operate at full capacity. Third quarter results are expected to reflect the positive impact of cost reduction programs; however implementation costs and continued weakening of the fiber and cable business could largely offset these gains.

Management continues to believe Corning has ample liquidity to meet its funding needs for the remainder of 2002. Corning finished the second quarter with $1.3 billion in cash and short-term investments and an unused revolving credit facility of $2.0 billion. Capital spending in the second half of 2002 is expected to approximate $200 million. In addition, Corning expects to complete the previously announced purchase of Lucent's controlling interest in two joint ventures, Lucent Technologies Shanghai Fiber Optic Co., Ltd. and Lucent Technologies Beijing Fiber Optic Cable Co., Ltd. for $225 million in the second half of 2002.

Operating Segments

Corning's reportable operating segments consist of: Telecommunications, Advanced Materials and Information Display. Corning includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income. In the second quarter of 2002, Corning revised its definition of segment net income. Prior to the second quarter, Corning disclosed restructuring and impairment charges by segment but excluded this from quantitative segment results. These charges have been included in the segment net income and historical periods have been conformed to this presentation. Information about the performance of Corning's three operating segments for the second quarter and six months of 2002 and 2001 is presented below. These amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments. Note 2 to the Consolidated Financial Statements includes a reconciliation of segment results to Corning's net loss.

Corning prepared the financial results for its three operating segments on a basis that is consistent with the manner in which Corning management internally disaggregates financial information to assist in making internal operating decisions. Corning has allocated some common expenses among segments differently than it would for stand alone financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). Segment net income may not be consistent with measures used by other companies. In the second quarter of 2002, the operations of the optical network devices business were merged with the photonic technologies business in the Telecommunications Segment. As a result, historical periods have been combined in this presentation.



------------------------------------------------------------------------------------------------------------------------------------
Telecommunications                                                        Three Months Ended                  Six Months Ended
(In millions)                                                                  June 30,                           June 30,
                                                                         2002              2001             2002              2001
------------------------------------------------------------------------------------------------------------------------------------

Net sales:
   Optical fiber and cable                                             $     212      $     939          $     467        $   1,814
   Hardware and equipment                                                    153            231                288              479
   Photonic technologies                                                      39            168                 75              418
   Controls and connectors                                                    33             55                 72              115
                                                                       ---------      ---------          ---------        ---------
     Total net sales                                                   $     437      $   1,393          $     902        $   2,826
                                                                       =========      =========          =========        =========
Research, development and engineering expenses                         $      86      $     134          $     172        $     256
Interest expense                                                       $      25      $      23          $      57        $      48
Segment (loss) earnings before equity (losses) earnings
  and restructuring, impairment and other charges                      $    (139)     $      (7)         $    (277)       $     170
   Equity in (losses) earnings of associated companies                        (3)             8                 (7)              11
                                                                       ---------      ---------          ---------        ---------
Segment (loss) earnings before restructuring,
  impairment and other charges                                              (142)             1               (284)             181
Restructuring, impairment and other charges, net of tax                     (259)        (4,726)              (259)          (4,726)
                                                                       ---------      ---------          ---------        ---------
Segment net loss                                                       $    (401)     $  (4,725)         $    (543)       $  (4,545)
                                                                       =========      =========          =========        =========

Segment (loss) earnings before equity (losses) earnings
  and restructuring, impairment and other charges as a
  percentage of segment sales                                             (31.8)%         (0.5)%            (30.7)%             6.0%
Segment (loss) earnings before restructuring, impairment
  and other charges as a percentage of segment sales                      (32.5)%           0.1%            (31.5)%             6.4%
------------------------------------------------------------------------------------------------------------------------------------

The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment, and photonic modules and components for the worldwide telecommunications industry. Sales of each business in the segment are provided in the table above.

This segment incurred significant restructuring and impairment charges in both years. The second quarter 2002 charge is described in detail in Restructuring, Impairment and Other Charges. The activities were undertaken to reduce the operating cost structure as a result of lower revenues. Approximately half of the charge is impairment of fixed assets, primarily in the fiber and cable business. The majority of the asset impairments in this business represent the permanent abandonment of certain construction projects that had been stopped in 2001 in the fiber and cable business. The rest of the charge represents impairments of cost based investments, primarily in the photonic technologies business, and severance and benefits for retirees and separated personnel in all businesses.

The impairment charge incurred in the second quarter of 2001 relates to goodwill and certain acquired intangible assets from acquisitions in the photonic technologies business.

The  performance   discussion   below  addresses   losses  and  earnings  before
restructuring, impairment and other charges.

Sales in the segment declined significantly from the second quarter and six months of 2001 as each business in the segment experienced a significant decline. The segment incurred a loss before restructuring, impairment and other charges in the second quarter and six months of 2002, compared to income in the prior year periods, primarily due to the significant decrease in sales volume. Each business also reported a loss in 2002 for the second quarter and six months. The declines from 2001 are caused by significantly reduced volumes in all businesses as a result of the lack of capital spending in the telecommunications industry.

The optical fiber and cable business is the largest business in the segment. Sales in the fiber and cable business declined over 70% for both the quarter and six months ended June 30, 2002, compared to the prior year periods. The volume of fiber and cable products, including Corning's LEAF(R) and MetroCor(TM) optical fiber, decreased more than 50% over the prior year quarter and prior year six months. The overall weighted average price for Corning's optical fiber and cable products decreased compared to the second quarter of 2001 and six months of 2001 as the mix of premium fiber declined.

The optical fiber and cable business incurred a loss before restructuring, impairment and other charges for both the quarter and six months of 2002 compared to record profits in the prior year periods due to significantly lower sales volume, unfavorable product mix and declining prices.

Sales in the hardware and equipment business decreased 34% and 40% for the three and six months ended June 30, 2002, compared to the same periods of 2001. The sales decreases were primarily due to the overall lack of spending impacting the entire telecommunications industry. The business incurred losses for both the quarter and six months, compared to earnings in 2001 primarily due to lower sales volumes.

Sales in the photonic technologies business declined 77% and 82% for the three and six months ended June 30, 2002, primarily due to lower sales volume as network buildouts in the telecommunications industry have declined resulting in much lower demand for photonic products. The business incurred a loss for the quarter and six months of 2002 primarily due to significantly lower sales volumes. However, the loss was improved over those incurred in the comparable periods of 2001, primarily due to the significant inventory write-down in the second quarter of 2001. During the second quarter, the business favorably resolved an open issue from the second quarter of 2001 with a major customer, resulting in the recognition of revenue of $14 million and pre-tax income of $3 million. This revenue was recognized in part on shipment of inventory previously reserved. In addition, the business settled an open matter with a significant vendor resulting in the reversal of a vendor reserve of $20 million that was recorded in the second quarter of 2001. In total, the impact of these settlements in the second quarter was income of $23 million pre-tax. The business also recorded inventory write-downs of $20 million pre-tax in the second quarter of 2002.

Sales in the controls and connectors business decreased 40% and 37% for the three and six months ended June 30, 2002, due to the sale of the appliance controls group in May 2002 and the lack of capital spending in the telecommunications industry. Earnings were also down due to the lower sales volumes as the business incurred losses for the quarter and six months of 2002 compared to earnings in both periods in 2001. The loss on divestiture of $16 million ($10 million after-tax) is included in restructuring, impairment and other charges.

The dynamics of the marketplace have changed dramatically since the second quarter of 2001. As such, management believes the operating trends of the businesses in this segment are best understood by comparison to the prior quarter.

Second quarter 2002 segment sales declined 6% from the first quarter while the loss before restructuring, impairment and other charges remained at $142 million. The decline in sales was caused by price declines, primarily in the fiber and cable business due to flat volumes for the quarter and fiber price decline of 10%-15%, mitigated in part by $14 million of photonics technologies revenue from a settlement noted above.


------------------------------------------------------------------------------------------------------------------------------------
Advanced Materials                                                        Three Months Ended                  Six Months Ended
(In millions)                                                                  June 30,                           June 30,
                                                                         2002              2001             2002              2001
------------------------------------------------------------------------------------------------------------------------------------

Net sales:
   Environmental technologies                                          $     102      $      96          $     196        $    204
   Life sciences                                                              74             69                144             139
   Other advanced materials                                                   66             86                135             190
                                                                       ---------      ---------          ---------        --------
     Total net sales                                                   $     242      $     251          $     475        $    533
                                                                       =========      =========          =========        ========
Research, development and engineering expenses                         $      32      $      28          $      63        $     56
Interest expense                                                       $       8      $       5          $      16        $     10
Segment earnings before equity earnings and
  restructuring charges                                                $       9      $      11          $      10        $     37
   Equity in earnings of associated companies                                 12              7                 20              13
                                                                       ---------      ---------          ---------        --------
Segment earnings before restructuring charges                                 21             18                 30              50
Restructuring charges, net of tax                                             (1)                               (1)
                                                                       ---------      ---------          ---------        --------
Segment net income                                                     $      20      $      18          $      29        $     50
                                                                       =========      =========          =========        ========

Segment earnings before equity earnings and
  restructuring charges as a percentage of segment sales                    3.7%           4.4%               2.1%            6.9%
Segment earnings before restructuring charges
  as a percentage of segment sales                                          8.7%           7.2%               6.3%            9.4%
------------------------------------------------------------------------------------------------------------------------------------

The Advanced Materials Segment manufactures specialized products with unique applications utilizing glass, glass ceramic and polymer technologies. The largest businesses in this segment are environmental technologies and life sciences. Sales of these businesses are provided in the table above.

The restructuring costs recorded in 2002 in this segment consist entirely of severance and benefits for retired and separated employees across all businesses in the segment. The performance discussion below compares segment earnings before restructuring charges.

Sales in the Advanced Materials Segment decreased 4% in the second quarter of 2002 compared to the second quarter of 2001, as decreasing demand for semiconductor materials was partially offset by increased sales in environmental technologies and life sciences. Sales declined 11% for the six months ended June 30, 2002, compared to the prior year period as the demand for semiconductor materials fell sharply in the first quarter. Segment earnings before restructuring charges increased 17% in the second quarter of 2002 compared to the previous year quarter primarily due to improved performance in life sciences. Segment earnings before restructuring charges declined 40% for the six months ended June 30, 2002, compared to the prior year period, as improved operating performance in the life sciences business and stronger equity earnings was more than offset by decreased earnings in the environmental technologies and semiconductor materials businesses.

Sales in the environmental technologies business increased 6% for the second quarter of 2002 on higher sales volume. The sales growth was driven by economic recovery in North America and sales growth in new products worldwide. Sales for the first six months of 2002 decreased 4% compared to the prior year period due to lower sales volume and downward pricing pressure. Earnings in this business were flat for the second quarter and decreased over 30% for the six months ended June 30, 2002, due to price declines as well as increased manufacturing and development costs related to new products.

Sales in the life sciences business increased 7% and 4% for the second quarter and six months of 2002 compared to the same periods of 2001 due to strong growth in microplates. Earnings in the business for both the quarter and first six months increased significantly over the comparable periods of 2001 primarily due to cost savings achieved through the discontinuation of Corning's investment in microarray technology products in the third quarter of 2001 and improved manufacturing efficiencies.

Sales in Corning's other Advanced Materials businesses decreased 23% and 29% from the second quarter and six months of 2001, respectively and earnings decreased significantly over the same periods of 2001. These decreases were led by lower sales volume of high purity fused silica products in the semiconductor materials business due to soft demand in the semiconductor equipment industry as capital spending continues to lag.

Many of the businesses in this segment are exposed to the general conditions of the U.S. economy. As a result, these businesses incurred declines in performance as the economy weakened at the end of the third quarter of 2001. A comparison of current results to the prior quarter is useful as the economic conditions of these two periods are more comparable.

Sales increased 4% over the first quarter of 2002 as sales improved 9% and 6%, respectively at environmental technologies and life sciences while declining 4% in the other businesses. Earnings in the segment more than doubled compared to the first quarter of 2002 as most businesses improved, particularly environmental technologies due to increased auto production.

------------------------------------------------------------------------------------------------------------------------------------
Information Display                                                       Three Months Ended                  Six Months Ended
(In millions)                                                                  June 30,                           June 30,
                                                                         2002              2001             2002              2001
------------------------------------------------------------------------------------------------------------------------------------

Net sales:
   Display technologies                                                $     102      $      87          $     195        $    149
   Precision lens                                                             69             58                128             111
   Conventional video components                                              41             73                 84             159
                                                                       ---------      ---------          ---------        --------
     Total net sales                                                   $     212      $     218          $     407        $    419
                                                                       =========      =========          =========        ========
Research, development and engineering expenses                         $      14      $       9          $      25        $     19
Interest expense                                                       $       9      $       6          $      17        $     10
Segment earnings before minority interest and
  equity earnings                                                      $       8      $      25          $      11        $     46
   Minority interest in losses (earnings) of subsidiaries                      5             (7)                11             (12)
   Equity in earnings of associated companies                                 29             29                 54              54
                                                                       ---------      ---------          ---------        --------
Segment net income                                                     $      42      $      47          $      76        $     88
                                                                       =========      =========          =========        ========

Segment earnings before minority interest and equity
  earnings as a percentage of segment sales                                 3.8%          11.5%               2.7%           11.0%
Segment net income as a percentage of segment sales                        19.8%          21.6%              18.7%           21.0%
------------------------------------------------------------------------------------------------------------------------------------

The Information Display Segment manufactures glass panels and funnels for televisions and CRTs (conventional video components), liquid crystal display glass for flat panel display (display technologies) and precision lens assemblies for projection video systems.

Sales in the Information Display Segment decreased 3% in both the second quarter and six months of 2002, compared to the comparable periods of 2001 due to extremely weak sales in the conventional video components business partially offset by strong growth in the display technologies and precision lens businesses. Segment net income in the second quarter and six months of 2002 declined 11% and 14% as significantly lower earnings at conventional video components were only partially offset by improvements in the display technologies business and the precision lens business.

Sales in the display technologies business increased 17% and 31% in the second quarter and six months of 2002 compared to 2001, due to higher sales volume as penetration in the desktop market increased. The prior year's first half sales were unusually weak due to an inventory correction in the industry. Volume gains of 29% and 55% for the quarter and six months of 2002 were partially offset by price declines and foreign currency exposure to the yen. Earnings in the business increased 10% for the quarter and over 25% for six months compared to the prior year periods primarily due to volume gains and improved equity earnings from Samsung Corning Precision, a Korean manufacturer of liquid crystal display glass.

Sales in the precision lens business increased 19% and 15% in the second quarter and first six months of 2002 compared to the prior year periods, as a result of continued strong volume growth for digital projection televisions, particularly in North America and Asia, driven by demand for larger size televisions in the entertainment market sector. Earnings in this business for the second quarter of 2002 increased more than 50% over the prior year period due to sales volume gains. Earnings for the six months ended June 30, 2002, increased 15% over the prior year period as sales volume gains were partially offset by price declines.

Sales in the conventional video components business decreased 44% and 47% in the second quarter and first six months of 2002. A significant portion of this business is concentrated with few customers. One customer has exited the business and sales demand from another key customer is uncertain. Management is considering operational and strategic alternatives should the business continue to decline. The loss in this business increased for the second quarter and six months compared to 2001 due to decreased sales volume and a continued increase in competitive pricing pressure. Samsung Corning, a 50% owned manufacturer of glass panels based in South Korea, also experienced pricing pressure as equity earnings were down for the second quarter and six months of 2002 compared to the prior year periods.

On a sequential basis, sales in this segment improved 9% over the first quarter as precision lens and display technologies increased 17% and 10%, respectively while conventional video decreased 5%. Earnings improved over 20% compared to the first quarter as earnings in precision lens more than doubled primarily due to higher sales volumes.

Taxes on Income

Corning's effective income tax benefit rate for the three and six month periods ended June 30, 2002, was 30.7% and 29.5%, respectively. The tax benefit rate in the second quarter of 2002 was impacted by specific tax benefit calculations for restructuring, impairment and other charges and the gain on repurchases of debt. The effective benefit rate without consideration of these items was 25% in both 2002 periods. The effective tax benefit rate in the quarter and year to date is lower than the U.S. statutory income tax rate of 35% due to the impact of unusable tax credits and nondeductible expenses and losses.

Federal tax legislation passed early in 2002 extended the net operating loss carryback period from two to five years. Corning anticipates incurring a federal tax net operating loss for 2002 and this change in the tax legislation will allow Corning to carryback the net operating loss to open tax years and claim a tax refund. Current assets at June 30, 2002, include a receivable of $135 million as a result of Corning availing itself of this opportunity. Corning expects to receive this refund in the second quarter of 2003.

The effective tax (benefit) rate for the three and six months ended June 30, 2001, was 1.6% and (0.7)%. These tax rates are much lower than the U.S. statutory income tax rate primarily due to non-tax deductible amortization of acquired intangibles and goodwill.

Liquidity and Capital Resources

At June 30, 2002, Corning had $1.3 billion in cash and short-term investments and an unused revolving credit facility of $2.0 billion. Cash and cash equivalents decreased $97 million from December 31, 2001, while short-term investments decreased $799 million for the same period. The total decrease in cash and short-term investments of $896 million includes $629 million of net debt repayments and $116 million of restructuring payments. Cash and short-term investments were essentially flat compared to June 30, 2001, as the proceeds from issuance of convertible debt for $665 million in November 2001 was offset by the debt repayments and restructuring payments.

During the first six months of 2002, Corning made payments of $88 million related to employee costs and $11 million in other exit costs related to the 2001 restructuring actions. Corning expects additional payments related to the 2001 actions to approximate $45 million in the third quarter and $50 million in the fourth quarter with approximately $70 million paid beyond 2002. In the second quarter of 2002, Corning made payments of $17 million for employee costs related to the 2002 restructuring actions. Corning expects additional payments related to the 2002 actions to approximate $40 million in the third quarter and $60 million in the fourth quarter with the remainder paid beyond 2002. Corning expects approximately one-third of the 2002 restructuring charge to be paid in cash.

On July 24, 2001, Corning announced that it had reached agreement with Lucent Technologies to purchase Lucent's controlling interest in two Chinese ventures for an aggregate purchase price of $225 million in cash. The closing of this transaction is contingent upon government regulatory approval and the approval of the minority equity shareholders. This transaction is expected to close in the second half. Corning is in negotiations with Lucent that may result in payment of a portion of these proceeds in Corning common stock.

Cash requirements for working capital, research and development, acquisitions, capital expenditures, debt repayments, and restructuring liabilities are expected to be funded from cash, short-term investments on hand, capital market transactions and business dispositions. Corning is actively reviewing its alternatives for accessing the capital markets through the issuance of convertible securities. The timing and particulars remain under review and depend on market conditions, but Corning may decide to access the markets as early as the third quarter.

Cash Flows

For the six months ended June 30, 2002, cash used in operations was $148 million, primarily due to lower accounts payable and other current liabilities and $116 million of cash payments for restructuring charges. Operations provided cash of $690 million in the first six months of 2001. The trend between years is primarily due to the 2002 net loss.

Cash provided by investing activities was $613 million through June 30, 2002, reflecting net cash of $801 million from short-term investments and $24 million from the sale of the appliance controls group partially offset by $213 million of capital expenditures. This compares to a use of cash totaling $1,266 million in the same period of 2001. The trend between years is primarily due to decreased capital spending and acquisition activity.

Cash used in financing activities for the first six months of 2002 was $585 million and reflected $474 million of reduction of short-term debt, which included the repayment of all commercial paper. In addition, $148 million was used for the repurchase of a portion of the zero coupon convertible debentures. This compares to cash provided by financing activities of $126 million in 2001which included dividend payments of $112 million.

During the second quarter of 2002, Corning purchased and retired a portion of its zero coupon convertible debentures due November 8, 2015, with an accreted value of $220 million in exchange for cash of $148 million in a series of open market purchases. Corning recorded a gain of $68 million on these transactions, net of the write-off of the unamortized issuance costs. Corning recorded the gain on repurchases as a component of income from continuing operations, as permitted by SFAS No. 145. The debentures may be put back to Corning on November 8, 2005. Corning has the option of settling this obligation in cash, common stock, or a combination of both. From time to time, Corning may repurchase certain additional debt securities in open market or privately negotiated transactions.

Working Capital

Balance sheet and working capital measures are provided in the following table:

                                                                                     As of or for the six months ended
                                                                       -------------------------------------------------------------
                                                                       June 30, 2002         December 31, 2001         June 30, 2001
                                                                       -------------         -----------------         -------------

Working capital                                                        $1.9 billion            $2.1 billion            $2.2 billion
Working capital, excluding cash and short-term investments             $590 million           $(106) million           $872 million
Current assets to current liabilities                                      2.3:1                   2.1:1                   2.2:1
Trade accounts receivable, net of allowances                           $605 million            $593 million            $1.3 billion
Days sales outstanding                                                      61                      55                      65
Inventories                                                            $671 million            $725 million            $977 million
Inventory turns                                                             3.9                     4.5                     4.9


The increase in working capital, excluding cash and short-term investments, reflects lower short-term borrowings and accounts payable compared to December 31, 2001. The decrease in working capital, excluding cash and short-term investments, compared to June 30, 2001, was primarily due to large decreases in trade accounts receivable and inventories. The increase in days sales outstanding, compared to December 31, 2001, resulted from lower December sales due to the scheduled facility shutdowns at year-end. The large decrease in trade accounts receivable and inventories, compared to June 30, 2001, was due to the significant decline in revenues and demand for telecommunication products.

Financing Matters and Credit Ratings

Corning repaid all commercial paper borrowings as of June 30, 2002. Corning maintains a $2.0 billion revolving credit facility with 18 banks, expiring on August 17, 2005. As of June 30, 2002, there were no borrowings under the credit facility. The facility includes a covenant requiring Corning to maintain a total debt to capital ratio, as defined, not greater than 60%. At June 30, 2002, and December 31, 2001, this ratio was 46% and 47%, respectively compared with 42% at June 30, 2001. The decrease in total debt to capital was due to the repayments of a portion of the zero coupon convertible debentures and commercial paper. The ratio increase from June 2001 to June 2002 was due to the 2001 net loss and the issuance of convertible debt in November 2001. As disclosed in Goodwill and Other Intangible Assets, further declines in Corning's Telecommunications Segment could cause further impairments of goodwill, tangible or intangible assets or restructuring charges. These items could cause a material increase to Corning's debt to capital ratio. Corning does not anticipate issuing commercial paper for the foreseeable future. As of June 30, 2002, Corning had not provided vendor financing to any of its customers.

Corning's credit ratings as of July 24, 2002, were as follows:

RATING AGENCY                     Rating                        Rating
Last Update                   Long-Term Debt               Commercial Paper
------------------            --------------               ----------------
Standard & Poor's                  BBB-                           A-3
    April 25, 2002
Moody's (a)                        Baa3                           P-3
    May 7, 2002
Fitch                              BB                             B
    July 24, 2002

(a)  Maintains a Negative Watch for possible downgrade.

Fitch announced a downgrade on July 24, 2002, which is reflected in the ratings above. In April and May 2002, Corning's credit rating was downgraded by Standard & Poor's and Moody's. Although the downgrades preclude Corning's access to the commercial paper market, Corning's overall financial flexibility continues to be adequate as a result of its cash position, short-term investment holdings and committed revolving credit facilities.

A further downgrade could impact Corning's ability to enter into foreign exchange hedge contracts with a duration of greater than a year. Such limitation would not significantly impact the company's current hedging program. In addition, a sub-investment grade credit rating could result in requirements to deposit cash with counterparties under performance bond or letter of credit arrangements.

Obligations, Commitments and Contingencies

The only material change to Corning's cash obligations, commercial commitments and contingencies from those disclosed in Corning's Form 10-K/A filed March 7, 2002, was a decrease of approximately $100 million primarily in contingencies related to acquisitions and performance bonds. See Note 11 to Consolidated Financial Statements for an updated discussion of Corning's litigation exposure associated with Pittsburgh Corning Corporation.

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

NZ Applied Technologies
-----------------------

On May 5, 2000,  Corning  completed the  acquisition of NZ Applied  Technologies
(NZAT).  NZAT was  developing a line of high speed,  solid-state  components for dense wavelength division multiplexing systems, such as variable optical attenuators, that will meet industry demands for speed and quality. Of these projects, four were determined to meet the criteria for purchased in-process research and development (IPRD) as of the acquisition date. Projected debt-free income was initially discounted using a rate of 21% to reflect the weighted-average cost of capital (entity risk) for NZAT. Each product was also discounted to account for the research project's stage of development. The completion percentages ranged from 10%-80%. At the acquisition date, the projected costs to complete the IPRD programs approximated $10 million. A $44 million non-tax deductible IPRD charge was recognized and the value of individual projects ranged from $1 million to $29 million.

In the second quarter, due to the significant downturn in demand for telecommunication's products, Corning decided to suspend the research related to these projects. When the demand for Corning's telecommunication products rebounds, management will reevaluate the market at that time and a decision will be made as to whether research and development on these projects should resume.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. Corning described the items that require management's most difficult, subjective or complex judgments in its Form 10-K/A filed March 7, 2002. This disclosure continues to be relevant to the current year.

The current economic depression in the telecommunications industry has introduced additional uncertainty and makes judgments in 2002 about allowances for bad debts and inventory realization more complex. The creditworthiness of customers requires reliance on information provided by analysts if the company is public and judgments about the liquidity of other companies based on incomplete information. Inventory realization requires estimates of market demand for product on hand and forecasting of future technological developments. Inventory reserves are the most judgmental in the photonics business where the items are highly technical and built to customer specifications. At June 30, 2002, the inventory carrying value associated with this business approximated $40 million.

The telecommunication industry downturn is also adversely impacting many private companies in which Corning made investments at high valuations accounted for under the cost method. In the second quarter of 2002, Corning wrote off its balance in a number of such investments despite the continued operation of the entities. Certain events such as completed, planned or failed financing activities at each company make it likely that Corning will not realize any proceeds from its investment.

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

Interest Rate Risk Management

In March and April of 2002, Corning entered into interest rate swaps that are fair value hedges and economically exchanged $275 million of fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, Corning will pay the counterparty a floating rate that is indexed to the six-month LIBOR rate and receive the fixed rates of 8.3% to 8.875%, which are the stated interest rates on the long-term debt instruments. As a result of these transactions, Corning is exposed to the impact of interest rate changes. The interest rate on these instruments is reset every six months and they expire in 14 to 23 years. It is Corning's policy to conservatively manage its exposure to changes in interest rates. Corning's policy is that total floating and variable rate debt will not exceed 35% of the total debt portfolio at anytime. At June 30, 2002, Corning's consolidated debt portfolio contained approximately 6% of variable rate instruments.

                           Part II - Other Information
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $23 million for its estimated liability for environmental cleanup and litigation at June 30, 2002. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Schwinger Toxins Lawsuit. In April 2002, Corning was served with a complaint by 44 plaintiffs alleging past and current injuries allegedly arising from release of hazardous and toxic substances from a Sylvania nuclear materials processing facility near Hicksville, New York. The complaint names more than 20 other corporate defendants and is pending in the United States District Court for the Eastern District of New York and seeks damages in excess of $1.6 billion. On June 13, 2002, Corning submitted a letter to the Eastern District Court, pursuant to the Court's rules, in anticipation of filing a motion to dismiss. The Court has not responded to the letter; however, the Court has requested a preliminary conference that will be held on July 22, 2002.

Dow Corning Bankruptcy. Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation. On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code and thereby obtained a stay of approximately 19,000 breast-implant product liability lawsuits. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan) which was confirmed by the Bankruptcy Court on November 30, 1999. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. On November 13, 2000, the District Court entered an Order reversing the Bankruptcy Court's December 21, 1999, Opinion on the release and injunction provisions and confirmed the Joint Plan. On January 29, 2002, the U.S. Court of Appeals for the Sixth Circuit affirmed the determinations made in the District Court with respect to the foreign claimants, but remanded to the District Court for further proceedings with respect to certain lien claims of the U.S. government and with respect to the findings supporting the non-debtor releases in favor of Dow Corning's shareholders, foreign subsidiaries and insurers. On May 3, 2002, the Sixth Circuit denied the U.S. Government's petition for rehearing en banc. In the District Court, the Plan proponents and opponents filed briefs on the open issues, which include the issues surrounding the non-debtor releases, and the District Court heard arguments on the remanded issues on June 14. The District Court reserved decision. Certain tort claimants have filed a petition with the U.S. Supreme Court requesting review of the Sixth Circuit's ruling regarding the power of a bankruptcy court to grant third party releases. If the Joint Plan is upheld but the shareholder releases are not given their full effect, Corning would expect to defend any remaining claims against it (and any new claims) on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and in many state courts as described under the heading Implant Tort Lawsuits immediately hereafter. Management believes that the claims against Corning lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.3 billion, subject to the limitations, terms and conditions stated in the Joint Plan. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and the issuance of senior notes, to its commercial creditors. The commercial creditors have contested the Bankruptcy Court's disallowance of their claims for post-petition interest at default rates of interest, and have appealed to the District Court. While the amounts at issue on this appeal are subject to a variety of contingencies, it is possible that the aggregate claim against Dow Corning exceeds $100 million on a pre-tax basis. The District Court held oral argument on May 2, 2002, to consider the merits of the commercial creditors appeal, which Dow Corning has vigorously contested, and has not yet ruled. If and when Dow Corning emerges from bankruptcy, Corning expects to resume the recognition of equity earnings from Dow Corning. Corning does not expect to receive dividends from Dow Corning in the foreseeable future.

Implant Tort Lawsuits. Corning and Dow Chemical, the shareholders of Dow Corning Corporation, were named in a number of state and federal tort lawsuits alleging injuries arising from Dow Corning's implant products. The claims against the shareholders alleged a variety of direct or indirect theories of liability. In 1992, the federal breast implants cases were coordinated for pretrial purposes in the United States District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In April 1995, the District Court granted Corning a summary judgment dismissing it from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. In state court litigation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. In Louisiana, Corning's summary judgment was vacated by an intermediate appeals court in Louisiana as premature. The Louisiana cases were transferred to the United States District Court for the Eastern District of Michigan, Southern Division (Michigan Federal Court) to which substantially all breast implant cases were transferred in 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 70 pending cases (including some cases with multiple claimants), in addition to the transferred Louisiana cases. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998, but has not ruled. Based upon the information developed to date and recognizing that the outcome of complex litigation is uncertain, management believes that the risk of a materially adverse result in the implant litigation against Corning is remote and believes the implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Federal Securities Cases. A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. This action is pending in the United States District Court for the Southern District of New York. The class consists of those purchasers of Corning stock in the period from June 14, 1989, to January 13, 1992, who allegedly purchased at inflated prices due to the non-disclosure or concealment of material information. No amount of damages is specified in the complaint. In 1997, the Court dismissed the individual defendants from the case. In December 1998, Corning filed a motion for summary judgment requesting that all claims against it be dismissed. Plaintiffs requested the opportunity to take depositions before responding to the motion for summary judgment. The discovery process is continuing and the Court has set no schedule to address the still pending summary judgment motion. Corning intends to continue to defend this action vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse verdict is remote.

From December 2001 through April 2002, Corning and three of its officers and directors were named defendants and served in four different lawsuits alleging violations of the U.S. securities laws in connection with Corning's November 2000 offering of $2.7 billion zero coupon convertible debentures, due November 2015 and 30 million shares of common stock. These lawsuits are pending in the United States District Court for the Western District of New York and seek class action status. In addition, the Company and the same three officers and directors were named and served in ten lawsuits alleging selective disclosures and non-disclosures that allegedly inflated the price of Corning's Common Stock in the period from September 2000 through June 2001. The plaintiffs in these actions seek to represent classes of purchasers of Corning's stock in all or part of the period indicated. Another lawsuit has been filed by a participant in the Company's Investment Plan for Salaried Employees, purportedly as a class action on behalf of participants in the Plan who purchased or held Corning stock in a Plan account. Corning has not yet answered these lawsuits and there has been no determination if they will proceed as a class action or who will be lead counsel for plaintiffs. Management is prepared to defend these lawsuits vigorously and, recognizing that the outcome of litigation is uncertain, believes it has strong defenses to the claims alleged in the complaints.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). PCC and several other defendants, including PPG and Corning, have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and now has in excess of 240,000 open claims.

In the bankruptcy court, PCC in April 2000 obtained a preliminary injunction against the prosecution of asbestos actions against its two shareholders to afford the parties a period of time (the Injunction Period) in which to negotiate a plan of reorganization for PCC.

On May 14, 2002, PPG announced that it had agreed with several other parties, including certain of its insurance carriers and representatives of current and future asbestos claimants, on the terms of a settlement arrangement relating to asbestos claims against PPG and PCC. This settlement would be incorporated in a plan of reorganization for PCC, and would be subject to a favorable vote by 75% of the asbestos claimants voting on the PCC reorganization plan, and approval by
the  Bankruptcy   Court.   According  to  its   announcement,   PPG  would  make
contributions to a trust under the reorganization plan consisting of:
..    cash payments by PPG's  participating  insurance  carriers of approximately
     $1.7 billion over a 21 year period;
..    the  assignment  of rights to  certain  proceeds  of  policies  by  certain insurance carriers not participating in the settlement;
..    PPG's shares in PCC and Pittsburgh Corning Europe, a Belgian corporation;
..    1,388,889 shares of PPG's common stock; and
..    cash payments from PPG of approximately $998 million over 21 years.
PPG announced on July 18, 2002, that it recorded a charge in its second quarter results of $495 million after-tax related to this settlement.

The Injunction Period has been extended as to Corning until July 31, 2002. Under the terms of the Bankruptcy Court's Order, Corning will have 90 days following expiration of the Injunction Period to seek removal and transfer of stayed cases that have not been resolved through a plan of reorganization. At the time PCC filed for bankruptcy protection, there were approximately12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld and that Corning has strong legal defenses to any claims of direct liability arising from PCC's asbestos products.

After PPG announced its settlement, negotiations between representatives of the asbestos claimants and Corning became more intensive but failed to produce a settlement. In Corning's negotiations with the asbestos claimants, the range of negotiations has been framed by demands translating into approximately $400 million to $500 million in net present value (inclusive of insurance), which is significantly lower than that reflected in the PPG settlement. These negotiations have been difficult, and no assurances can be offered that a settlement can be concluded within this range.

Based on negotiations to date, management believes that a settlement (if one can be reached) would probably include some combination of the following elements: cash payments by Corning over time into a trust; contribution of Corning's shares in PCC and Pittsburgh Corning Europe and common shares of Corning; and insurance through cash payments or assignments of certain rights. However, the structure of a settlement has not been agreed and management can not estimate the likelihood that any settlement will emerge from negotiations with the claimants or Corning's insurers, or the probability that Corning will be able to secure a release through PCC's plan of reorganization upon terms and conditions satisfactory to Corning.

At this time, it appears more likely than not that Corning will litigate the asbestos cases, but will continue to explore a settlement through the bankruptcy process. The exposure for this asbestos litigation (net of insurance) cannot be estimated at this time due to the wide range of potential outcomes. Corning is also currently named in approximately 14,000 other cases alleging injuries from asbestos. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and the outcome of litigation is uncertain.

As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At June 30, 2002, Corning has not recorded any additional charges associated with the outcome of this litigation. As noted above, management believes there are strong legal defenses to the claims against Corning. Management estimates that the insurance coverage available to Corning related to these matters exceeds $600 million and depending on the outcome of potential coverage issues may exceed $1 billion. Management estimates that the low end of the range of loss resulting from continued litigation is not material. Due to the inherent uncertainty of asbestos related litigation, management is unable to estimate the maximum exposure from this litigation.

Alternatively, in the event that Corning and its insurers agree to a global settlement of the PCC-related cases through the PCC bankruptcy process, the outcome may be material to the results of operations for the period in which such costs, if any, are recognized. Management expects that any after-tax charge resulting from Corning's contributions as part of a possible settlement could approximate $100 million to $150 million and will depend upon the timing of contributions and relative participation of insurance carriers. Management cannot provide assurances that the ultimate outcome of a settlement would be within this range.

Under either alternative management believes these matters will be resolved without material impact to Corning's overall financial position or its liquidity

Astrium. In December of 2000, Astrium, SAS and Astrium, Ltd. filed a complaint for negligence in the United States District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries
(prior to Corning's acquisition of NetOptix) in such a way that the amount of electricity the satellite can produce and their effective life were materially reduced. Corning has denied that the coatings produced by NetOptix or its subsidiaries caused the damage alleged in the complaint, or that it is legally liable for any damages which Astrium may have experienced. Formal discovery through document production and depositions has begun and will continue through August 2002. In April 2002, the Court granted motions for summary judgment by Corning and other defendants to dismiss the negligence claims. The Court has permitted plaintiffs to add fraud and negligent misrepresentation claims against all defendants and a breach of warranty claim against Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation. Based upon the current case management order, a trial has been scheduled for April 15, 2003. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that there are strong defenses to these claims and believes they will be resolved without material impact on Corning's financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               10. Agreement and Release between John W. Loose and Corning Incorporated dated April 12, 2002.
               12. Ratio of earnings to fixed charges for the six months ended June 30, 2002, and 2001.

         (b)   Reports on Form 8-K

               A report on Form 8-K dated April 15, 2002, was filed in connection with expected first quarter results and restructuring actions.

               A report on Form 8-K dated April 22, 2002, was filed in connection with the registrant's first quarter 2002 results.

Other items under Part II are not applicable.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                           CORNING INCORPORATED
                                               (Registrant)






    July 24, 2002                           /s/ JAMES B. FLAWS
---------------------       --------------------------------------------------
        Date                                  James B. Flaws
                                 Vice Chairman and Chief Financial Officer
                                       (Principal Financial Officer)





    July 24, 2002                         /s/ KATHERINE A. ASBECK
---------------------       --------------------------------------------------
        Date                                Katherine A. Asbeck
                                      Senior Vice President and Controller
                                         (Principal Accounting Officer)

                                                                      EXHIBIT 10
                                                                      ----------


                              AGREEMENT AND RELEASE
                              ---------------------

This Agreement and Release (the "Agreement") is entered into as of April 12, 2002 (the "Effective Date") between Corning Incorporated (together with its successor and assigns, "Corning") and John W. Loose (the "Executive"). Corning and Executive (individually, a "Party" and together, the "Parties") in exchange for their mutual promises herein set forth, hereby agree to the covenants as set forth below.

     I. Effective April 12, 2002, Executive resigned as President and Chief Executive Officer of Corning and effective April 25, 2002, Executive resigned as a director of Corning and its affiliates. Executive shall continue to be an employee and paid his full compensation and benefits through April 30, 2002 ("Last Paid Day"). Effective May 1, 2002 (the "Retirement Date"), Executive will retire and will be eligible to commence pension benefits from Corning retroactive to such date in accordance with the provisions of Section II-5 below. As of April 12, 2002, Executive shall have no responsibility to act on behalf of Corning or any affiliate and shall not be deemed by Corning to have any management responsibilities with respect to the business or operations of Corning or any affiliate.

     II.  The following benefits shall be provided by Corning:

          1.   SALARY AND BONUS AND OTHER DIRECT PAYMENTS
               ------------------------------------------

               Executive will receive his current base salary through his Last Paid Day. No prorated cash payments will be made for 2002 under the Variable Compensation or GoalSharing programs; full consideration for these amounts has already been considered within the lump-sum payment specified below.

               Within 30 days of his Last Paid Day, Executive will receive a gross lump-sum payment of $5,242,500, less applicable payroll taxes. This payment represents payment of:

               -    three (3) years of base salary at $850,000 per year,
               - three (3) years of target Variable Compensation at 100% of base salary,
               - three (3) years of target GoalSharing at 5% of base salary, and
               -    a payment of $15,000 in lieu of outplacement assistance.

               Within 30 days of his Last Paid Day, Executive will receive a gross lump-sum payment of $660,000, less applicable payroll taxes. This payment is in lieu of continuing office support, access to aircraft, payment of legal fees to review these agreements or payment for any unused vacation days. Through December 31, 2002, Executive shall have reasonable access to the services of his current secretary on a mutually acceptable basis. Other than as set forth herein, Corning will have no ongoing commitments to Executive for office support or access to aircraft.

               None of the payments  referenced  above will be  considered to be
               eligible   earnings   for   purposes  of  any   company-sponsored
               retirement or benefit plan.

          2.   GROUP INSURANCE
               ---------------

               Medical, dental and life insurance coverage, subject to conditions heretofore in effect, will remain in effect though the Retirement Date. Thereafter, Executive and his eligible dependents shall be entitled to such retiree medical coverage (subject to any applicable cost sharing provisions) and Executive shall be entitled to retiree life insurance coverage, both as may be provided by Corning to employees of comparable status and years of service who retired on or after their normal retirement date.

          3.   LONG-TERM DISABILITY
               --------------------

               Under the terms of the long-term disability plans, long-term disability coverage is provided only to active employees. As a result, this coverage ceases on Executive's Last Paid Day.

          4.   INVESTMENT AND DEFERRAL PLANS
               -----------------------------

               All moneys in Executive's Corning Investment Plan account, Management Deferral Plan account and Supplemental Investment Plan account are fully vested. Balances accrued under the Management Deferral Plan and the Corning Supplemental Investment Plan will be distributed to Executive after his Retirement Date in a lump-sum within 30 days of the Retirement Date, with earnings credited to such account balances up to and including the date preceding the date of distribution. Executive's account balances in the Corning Investment Plan shall be subject to the continuing terms of the Plan.

          5.   PENSION PLAN
               ------------

               In lieu of the pension benefit to which he would be entitled pursuant to Corning's Executive Supplemental Pension Plan (the "SERP"), commencing on the Retirement Date Executive shall be entitled to a total (qualified and nonqualified) annual unreduced single life annuity gross taxable pension benefit of $925,000 (Total Benefit) for Executive's life (with a six-year term certain). The nonqualified benefit (Nonqualified Benefit) will be the Total Benefit less the annual pension benefit, if any, due to him pursuant to Corning's qualified Pension Plan for Salaried Employees. Executive may elect alternative forms of payment (e.g. a joint and survivor annuity benefit with his spouse); alternative forms of payment will be actuarially determined in accordance with the provisions of Corning retirement plans. Any amounts held for the benefit of Executive under the secular trust for the SERP, of which U.S. Trust is currently trustee, (including earnings credited on such amounts from time to time under such trust) shall be factored into determining how much of the Total Benefit will be offset as a result of these prefundings by Corning. Subject to this Section II-5, the Nonqualified Benefit hereunder (which, as paid out pursuant to the annuity contract described herein, shall take into account tax considerations as noted in the next sentence) shall be provided pursuant to a fixed annuity contract acquired from MetLife and transferred to Executive as soon as administratively practicable after the execution of this Agreement. It is understood that the annuity contract will provide an annual payment which takes into account tax treatment to the executive of (i) the transfer of the annuity contract to him and (ii) the subsequent annual annuity payments to him pursuant to the annuity contract. The terms of the annuity contract shall be subject to Executive's reasonable review and Corning shall seek to provide such terms as Executive may reasonably request. In lieu of having such Nonqualified Benefit (which, as paid out pursuant to the aforesaid annuity contract, shall take into account tax considerations as set forth above) provided pursuant to the aforesaid annuity contract, Executive may elect on or prior to May 28, 2002 to receive a taxable lump-sum payment which after all taxes on that amount equals the price that would have been charged to Corning by MetLife to acquire the annuity contract from MetLife as set forth above. Executive may make such election by giving Corning written notice to that effect. In the event Executive fails to make such an election on or prior to May 28, 2002, the Nonqualified Benefit (which, as paid out pursuant to the aforesaid annuity contract shall take into account tax considerations as set forth above) shall be provided to him in the form of the aforesaid annuity contract. For the avoidance of doubt, whether Executive elects to receive his Nonqualified Benefit (which shall take into account tax considerations as set forth above) in the form of an annuity contract or a lump-sum payment, he will be entitled to gross taxable income which after taxes will provide him with an amount equal to the price of the MetLife annuity contract contemplated by this Agreement as set forth above and Corning shall withhold from such gross taxable income an appropriate estimate of all taxes applicable to Executive, such withholding to be made by Corning in accordance with its past practices.

          6.   STOCK OPTIONS
               -------------

               In accordance with IRS rules and regulations, all Incentive Stock Options ("ISOs") will automatically be converted into nonqualified stock options 90 days after Executive's Retirement Date.

               Executive has been granted Corning stock options during his career with Corning. Except as noted above, all other stock option terms will remain unchanged. For all stock options, including the ISOs, the stock options will continue to vest in accordance with their original schedules and all stock options shall remain exercisable for their originally scheduled terms.

          7.   RESTRICTED STOCK AWARDS
               -----------------------

               Executive has a total of 60,000 shares of restricted stock, subject to restrictions on continued employment until retirement. Executive will have all restrictions on all of these shares lifted as of the Retirement Date, at which point these shares will become taxable. All shares delivered to Executive shall be fully registered and freely transferable and not subject to any restrictions (other than restrictions noted in IV below).

               Corning will withhold a portion of these shares for required tax withholdings and distribute the net shares to Executive free and clear of all restrictions.

          8.   GENERAL
               -------

               A.   Aircraft/Financial Counseling Program/Home Security
                    ---------------------------------------------------

               Executive may request personal use of the corporate aircraft up through the Retirement Date and any charges for personal use, if any, shall be determined in accordance with Corning policy and applied against his annual perquisite allowance. After the Retirement Date, any unused balance in Executive's 2002 Aircraft/Financial Counseling perquisite may be used for payment of actual financial counseling, legal and home security invoices incurred and submitted in accordance with Corning's policies up through November 30, 2002.

               B.   Relocation And Support
                    ----------------------

               Up until December 31, 2004, within 30 days' of Executive's written request, Corning will cause Executive's principal residence in Corning, New York to be purchased by Prudential Relocation Services at a value not less than Executive's total cost for the residence. At Corning's request, Executive will provide Corning with the information necessary to document his total cost for such residence.

               Corning will also pay for the reasonable costs of transporting Executive's household goods to a domestic U.S. location (or up to two domestic U.S. locations) of Executive's choice and will pay for the reasonable costs of storing such household goods for up to 12 months, provided that Corning will not pay for any monthly storage expenses incurred for storage after January 1, 2005.

               As of April 12, 2002 and up until such residence is purchased in accordance with this Section II-8.B, Corning agrees to maintain the home security system and the monitoring of such system and to provide support and servicing for all operating systems including the fiber optic service and to continue the provision of all existing data fees. Corning also agrees to continue to provide IT support to Executive, as needed.

               C.   Vacation
                    --------

               All vacation allowances have been factored into the payments being made under this Agreement so that no additional payments for unused vacation will be made.

               D.   Home Security System
                    --------------------

               After the Retirement Date, Corning agrees to install a home security system in a residence of Executive's choice, up to a maximum of $35,000.

               E.   Indemnification
                    ---------------

               (a) Corning agrees that, if Executive is made a party to, is threatened to be made a party to, receives any legal process in, or receives any discovery request or request for information in connection with, any action, suit or proceeding, whether civil, criminal, administrative, investigative or otherwise (a "Proceeding"), by reason of the fact that he was a director, officer, employee, consultant, representative or agent of Corning, one of its subsidiaries, affiliates or equity companies, including service with respect to employee benefit plans, whether or not the basis of such Proceeding is Executive's alleged action in an official capacity while serving as a director, officer, member, employee, trustee, consultant, representative or agent of Corning or one of its subsidiaries, affiliates or equity companies, including service with respect to employee benefit plans, Executive shall be indemnified and held harmless by Corning to the fullest extent permitted or authorized by Corning's Certificate of Incorporation and By-Laws or, if greater, by applicable law, including, without limitation, Sections 721 through 725 of the Business Corporation Law of the State of New York, as in effect as of the Effective Date, against any and all costs, expenses, liabilities and losses (including, without limitation, reasonable attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) incurred or suffered by Executive in connection therewith, and such indemnification shall continue as to Executive even though he has ceased to be a director, officer, member, employee, trustee, consultant, representative or agent of Corning or one of its subsidiaries, affiliates or equity companies, including any employee benefit plans, and shall inure to the benefit of Executive's heirs, executors and administrators. Corning shall reimburse Executive for all reasonable costs, expenses, liabilities and losses (as defined above) incurred by him in connection with any Proceeding within 30 business days after receipt by Corning of a written request for such reimbursement, with sufficient documentation of the amounts and details of such costs, expenses, liabilities and losses. Such request shall include an undertaking by Executive to repay within 30 business days after demand by Corning the full amount of such reimbursements, or such portion thereof he is obligated to repay, as the case may be, if it shall ultimately be determined that he is not entitled to be indemnified against such costs, expenses, liabilities or losses. Nothing in this Section II-8.E shall be construed as reducing or waiving any right to indemnification, or advancement of expenses, Executive would otherwise have under Corning's or any affiliates' Certificate of Incorporation or other governing document, by-laws, any board of directors' resolution, any other agreement or under applicable law.

               (b) As of April 12, 2002 and thereafter, Corning agrees to continue and maintain a directors' and officers' liability insurance policy covering Executive at a level, and on terms and conditions, no less favorable to him than the coverage Corning provides its directors and senior-level officers, until such time as suits against Executive are no longer permitted by law.

          F.   Reimbursement of Business Expenses
               ----------------------------------

               Executive will be reimbursed for all business expenses incurred by him up to and including the Retirement Date in accordance with Corning's policies, provided that all such expenses and customary documentation are submitted to Corning no later than July 31, 2002.

          G.   280G Gross-Up
               -------------

               If there is a Change of Control of Corning (as that term is defined within the stock option agreements between Corning and Executive) within twelve months following the Effective Date of this Agreement, and in the event that any payment or benefit made or provided to or for the benefit of Executive in connection with this Agreement or his employment with Corning or the termination thereof (a "Payment") is determined to be subject to any excise tax ("Excise Tax") imposed by Section 4999 of the Internal Revenue Code (or any successor to such Section), Corning shall pay to Executive, prior to the time any Excise Tax is payable with respect to such Payment (through withholding or otherwise), an additional amount which, after the imposition of all income, employment, excise and other taxes thereon, is equal to the sum of (i) the Excise Tax on such Payment plus (ii) any penalty and interest assessments associated with such Excise Tax. The determination of whether any Payment is subject to any Excise Tax and, if so, the amount to be paid by Corning to Executive and the time of payment pursuant to this Section II-8.G shall be made by an independent auditor jointly selected by the Parties and paid by Corning. Executive will make all reasonable efforts to assist Corning in rebutting any presumption that such Payments are subject to the Excise Tax and Executive will promptly notify Corning of any IRS notice (within 30 days of receipt thereof) demanding such Payment or alleging that Executive is subject to such Excise Tax.

          H.   Charitable Insurance Program
               ----------------------------

               So long as Corning maintains the Charitable Insurance Program (the "CIP") for any former external or internal members of its board of directors, Executive shall continue to be a participant in the CIP on terms and conditions no less favorable than those provided other former internal board participants in the CIP.

          I.   Other Agreements
               ----------------

               Executive agrees and acknowledges that this Agreement supersedes and replaces the letter from Corning to Executive dated July 27, 1998 dealing with the Executive Severance Policy and the Change In Control Agreement between Executive and Corning dated October 4, 2000. Upon executing this Agreement, the July 27, 1998 and October 4, 2000 agreements referenced in this section will become null and void.

III. Except as otherwise provided in Sections II-5 and II-8.G, Executive shall be responsible for the payment of any and all required Federal, state and local taxes incurred, or to be incurred, in connection with any amounts payable to Executive under this Agreement. Notwithstanding any other provision of this Agreement, Corning may withhold from amounts payable under this Agreement all Federal, state and local taxes that are required to be withheld by applicable laws and regulations.

IV. Executive further acknowledges and understands that Executive will remain subject to all SEC insider rules and regulations in accordance with applicable law. Both parties agree to provide all of the timely information necessary to assist Corning and/or Executive to prepare and file any filings required to be filed by Executive under Federal or state securities law.

     Executive acknowledges and understands that Corning will disclose to the SEC all of the information that is legally required to be disclosed about this Agreement and Executive's retirement from Corning (e.g., proxy reporting). Until this Agreement is publicly disclosed, the Parties hereto agree that the terms of this Agreement are to be kept completely confidential and will not be revealed other than to the Party's legal, financial or tax counsel. Anything herein to the contrary notwithstanding, Executive may disclose all or a portion of this Agreement (a) to his spouse or immediate family members, (b) as necessary to assert his legal rights or discharge his legal obligations hereunder or under any other agreement with Corning or an affiliate or (c) to any prospective employer but only to the extent necessary to inform such employer concerning any restrictions or lack thereof on Executive's ability to perform services for such employer.

V. Anything herein to the contrary notwithstanding, nothing in this Section V shall preclude Executive from owning up to one percent (1%) of the voting stock or other equity securities of any publicly traded entity and nothing in this Agreement is intended to prevent Executive from serving on the Board, or on any executive committee, of Polaroid. In order to prevent improper disclosure or use of confidential information and other trade secrets, and to protect Corning from unfair competition, Executive agrees that, absent the prior express written consent of Corning, through December 31, 2002 (the "Restricted Period"), he shall not, directly or indirectly, by himself or through or on behalf of any other person, firm, partnership, company, corporation, representative or agent within the "Restricted Territory" set forth below:

     (i) Engage in or be employed by any business in competition with Corning by soliciting, selling, manufacturing, developing, or providing goods or services similar to those manufactured, developed or provided by Corning during Executive's tenure as an executive officer with Corning in the two years prior to the Effective Date; or

     (ii) Solicit or attempt to solicit or induce any person employed by Corning or any parent, subsidiary or affiliated corporation of Corning to leave such employment by improper means or to break his or her non-compete and non-disclosure agreement, or any other employment agreement, with Corning. Notwithstanding anything to the contrary in this subsection, Executive may provide, from time to time, individual personal references (that do not indicate a pattern of making such personal references) to individuals who request such references from Executive.

     For the purposes of this Section V, in view of Executive's roles and responsibilities as President and Chief Executive Officer of Corning, the "Restricted Territory" shall consist of the NAFTA countries, and any country, region or state in which Executive or other executives or senior managers of Corning actively solicited, sold, manufactured, developed or provided goods or services on behalf of Corning.

VI. Except as otherwise provided in Section II-8.B above, Executive agrees that he will return to Corning all company-owned property in his possession as of the Retirement Date, including keys to the premises owned by Corning, and all papers, work papers, files, documents, blueprints, microfilms, data-disks and diskettes, booklets, manuals, customer lists, credit cards, and other material and property Executive has received in connection with Executive's employment with Corning without retaining any copies thereof. Anything herein to the contrary notwithstanding, Executive will be entitled to retain (a) any computers and other office equipment at his home offices,
     (b) personal awards and recognition gifts, (c) papers and other materials of a personal nature, including, but not limited to, photographs, personal diaries, calendars, Rolodexes, personal files and phone books, (d) information showing his compensation or relating to reimbursement of expenses, (e) information that he reasonably believes may be needed for tax purposes and (f) copies of plans, programs and agreements relating to his employment, or termination thereof, with Corning. Corning agrees to maintain Executive's email address at Corning and to provide Executive with access thereto through December 31, 2002.

VII. Executive  shall  not  intentionally  disclose  or make  accessible  to any business,  person  or  entity,  or  intentionally  make use of,  any  trade secrets, confidential proprietary knowledge or other confidential information of Corning, which he shall have obtained during his employment by Corning. "Confidential Information" means all confidential and proprietary information regarding or relating to any aspect of Corning's business, including, but not limited to, that relating to existing or contemplated business plans, activities or procedures, current or prospective customers, current or prospective contracts or other business arrangements which information Executive acquired in connection with his employment with Corning; provided however, that Confidential Information shall not include any information publicly known or known within the relevant trade or industry (other than as a result on unauthorized disclosure by Executive in violation of this Section VII) or any specific information or type of information generally not considered Confidential Information or any information disclosed by Corning or any officer thereof to a third party without restriction on the use or further disclosure of such information. Anything herein to the contrary notwithstanding, the provision of this Section VII will not apply (a) when disclosure is required by law or by any court, arbitrator, mediator or administrative or legislative body (including any committee thereof) with apparent jurisdiction to order Executive to disclose or make accessible any information or (b) with respect to any other litigation, arbitration or mediation involving this Agreement, including, but not limited to, the enforcement of this Agreement.

VIII.Until the second anniversary of the Retirement Date, Executive hereby agrees to assist Corning, upon reasonable request by Corning, in connection with any pending or future dispute, litigation or investigation ("Dispute") involving Corning, provided such Dispute relates to a matter of which Executive has such knowledge as to reasonably warrant such request for his assistance or for which he had direct or close supervisory responsibilities prior to the Effective Date. Corning shall promptly reimburse Executive for reasonable costs and expenses incurred by Executive in connection with rendering assistance to Corning in connection with any such Dispute. Such expenses shall be reimbursed or advanced promptly after Executive's submission to Corning of statements in such reasonable detail as Corning may require. For assistance provided pursuant to this Section VIII, Corning shall pay Executive a per diem of $4,000. Unless Executive otherwise consents, time devoted by Executive in assisting Corning pursuant to this
     Section VIII shall not exceed 10 days for each 12-month period ending on the anniversary of the Retirement Date. Nothing in this paragraph shall require Corning to provide a per diem payment when the appearance of Executive is required pursuant to legal process.

IX. Executive irrevocably and unconditionally releases and forever discharges any claims, demands, obligations, liabilities and causes of action, whether known or unknown (including, but not limited to, claims for attorneys' fees, expenses and/or costs), arising out of or relating to his employment with Corning, or the termination thereof, that he has or may have against Corning, its past or present affiliates or subsidiaries and/or any of their predecessors or successors (cumulatively referred to as "Corning" for purposes of this Section IX and Section X below) and/or the past or present officers and directors of Corning (collectively, the "Company Released Parties"), up to and including the Effective Date, including, without limitation, any claim, demand, obligation, liability or cause of action for discrimination under the Age Discrimination in Employment Act (ADEA), the Civil Rights Act of 1964, the Civil Rights Act of 1991, the Americans With Disabilities Act of 1990, other federal, state and local statutes, ordinances, executive orders and regulations prohibiting age, race, sex and other types of discrimination, the Employee Retirement Income Security Act (ERISA) (other than any claim which cannot be waived by law), the New York Executive Law 290 et. seq. and any other federal or state law. Anything to the contrary notwithstanding in this Agreement, nothing herein shall release any Company Release Party from any claims or damages based on (i) any right Executive may have to enforce this Agreement, (ii) any right or claim that arises after the Effective Date, (iii) any right Executive may have to vested benefits or entitlements under any applicable retirement, medical, life insurance or equity plan or program of Corning, (iv) Executive's eligibility for indemnification in accordance with applicable laws, the certificate of incorporation and/or by-laws of Corning or any affiliate, under any other agreement or otherwise, (v) Executive's coverage under any applicable insurance policy or (vi) any right Executive may have to obtain contribution as permitted by law in the event of entry of judgment against him as a result of any act or failure to act for which Executive and Corning are jointly liable.

X. Corning, on behalf of itself and all other Company Released Parties, irrevocably and unconditionally releases and forever discharges any claims, demands, obligations, liabilities and causes of action, whether known or unknown (including, but not limited to, claims for attorneys' fees, expenses and/or costs), arising out of or relating to Executive's employment with Corning, or the termination thereof, that it has or may have against Executive, his dependents, heirs, administrators, agents, executors, successors and assigns (collectively, the "Executive Released Parties"), up to and including the Effective Date, including, without limitation, any claim, demand, obligation, liability or cause of action arising under Federal, state or local employment law or ordinance, tort, contract, breach of public policy theory or alleged violation of any other legal or fiduciary obligation. Anything herein to the contrary notwithstanding in this Agreement, nothing herein shall release the Executive Released Parties from any claims or damages based on (i) any right Corning may have to enforce this Agreement, (ii) any right or claim that arises after the Effective Date or (iii) any right Corning may have to obtain contribution as permitted by law in the event of entry of judgment against it as a result of any act or failure to act for which Corning and Executive are jointly liable.

XI. Executive acknowledges that he has been given the opportunity to consider this Agreement for at least 21 days, which is a reasonable period of time, that he has been advised to consult with an attorney in relation thereto prior to executing this Agreement, and that he has consulted with and engaged an attorney to represent him in connection with the negotiation and drafting of this Agreement.

XII. For a period of seven days following the Effective Date, Executive may revoke this Agreement by delivery of a written notice revoking the same, within that seven-day period, to the office of John P. MacMahon, Vice President, Worldwide Compensation. Upon such revocation, this Agreement shall become null and void.

XIII.This  Agreement  shall be governed by and construed in accordance  with New
     York statutory and decisional law, without reference to principles of conflicts of law. Further, this Agreement and all the terms and provisions thereof shall be binding upon and/or shall inure to, as the case may be, the Parties and also upon or to their respective heirs (in the case of Executive), personal representatives, successors and assigns. No rights or obligations of Corning under this Agreement may be assigned or transferred by Corning without Executive's prior written consent, except that such rights and obligations may be assigned or transferred pursuant to a merger or consolidation in which Corning is not the continuing entity, or a sale, liquidation or other disposition of all or substantially all of the business or assets of Corning, provided that the assignee or transferee is the successor to all or substantially all of the business or assets of
     Corning and assumes the liabilities, obligations and duties of Corning under this Agreement. Corning further agrees that, in the event of any disposition of its business or assets described in the preceding sentence, it shall take whatever action it can to cause such assignee or transferee expressly to assume the liabilities, obligations and duties of Corning hereunder. No rights or obligations of Executive may be assigned or transferred by Executive, without Corning's prior written consent, other than his rights to compensation and benefits, which may be transferred only by will or operation of law, provided, however, that Executive shall be entitled, to the extent permitted by applicable law or the relevant plans, to select and change a beneficiary or beneficiaries to receive any compensation or benefit hereunder following his death by giving Corning written notice thereof. In the event of Executive's death or a judicial determination of his incompetence, references in this Agreement to Executive shall be deemed, where appropriate, to refer to his beneficiary, estate or other legal representative.

XIV. Executive intends to be legally bound by this Agreement and has read, signed, sealed and delivered it voluntarily, without coercion and with knowledge of the nature and consequences thereof, and acknowledges receipt of good consideration in addition to the provisions of this Agreement.

XV. Corning represents and warrants that (i) the execution, delivery and performance of this Agreement by Corning has been fully and validly authorized by all necessary corporate action (including, without limitation, any action required to be taken by the Board of Directors of Corning or any committee thereof), (ii) the officer signing this Agreement is duly authorized and empowered to do so, (iii) the execution, delivery and performance of this Agreement does not violate any applicable law, regulation, order, judgment or decree or any agreement, plan or corporate governance document to which Corning is a party or by which it is bound and
     (iv) upon execution and delivery of this Agreement by the Parties, it shall be a valid and binding obligation of Corning enforceable against it in accordance with its terms, except to the extent that enforceability may be limited by applicable bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally.

XVI. Any controversy, dispute or claim arising out of or relating to this Agreement, any other agreement or arrangement between Executive and Corning, Executive's employment with Corning, or the termination thereof (collectively, "Covered Claims") shall be resolved by binding arbitration, to be held in the Borough of Manhattan in New York City, in accordance with the Commercial Arbitration Rules (and not the National Rules for the Resolution of Employment Disputes) of the American Arbitration Association and this Section XVI. Judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. Each party will pay its own costs and expenses (including without limitation attorney's fees and other charges of counsel) incurred in resolving any such Covered Claim.

XVII.Executive shall be under no obligation to seek other employment and there shall be no offset against amounts due to him on account of any remuneration or benefits provided by any subsequent employment he may obtain. Corning's obligation to make any payment pursuant to, and otherwise to perform its obligations under, this Agreement shall not be affected by any offset, counterclaim or other right that the Corning may have against Executive for any reason.

XVIII. This  Agreement  may be  modified  only by a written  document  signed by
     Executive and a duly authorized officer of Corning. Any waiver by any person of any provision of this Agreement shall be effective only if in writing and signed by the person against whom enforcement of the waiver is sought. For any waiver or modification to be effective, it must specifically refer to this Agreement and to the terms or provisions being modified or waived. No waiver of any provision of this Agreement shall be effective as to any other provision of this Agreement except to the extent specifically provided in an effective written waiver. In the event of any inconsistency between the terms of this Agreement and the terms of any other Corning agreement, arrangement, plan or policy (including that of an affiliate), the terms of this Agreement shall control to the extent more favorable to Executive.

XIX. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions or portions of this Agreement shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law.

XX. Any notice, request or other communication given in connection with this Agreement shall be in writing and shall be deemed to have been given (i) when personally delivered to the recipient or (ii) provided that a written acknowledgement of receipt is obtained, three days after being sent by prepaid certified or registered mail, or two days after being sent by a nationally recognized overnight courier, to the address specified in this
     Section XX (or such other address as the recipient shall have specified by ten (10) days' advance written notice given in accordance with this Section
     XX). Such communication should be addressed to Executive at his principal residence and to Corning at its corporate headquarters. Executive will promptly notify John MacMahon, Vice President, Worldwide Compensation at Corning Incorporated of any change of home address.



IN WITNESS WHEREOF, the Parties have executed this Agreement as of the Effective Date.


On Behalf of Executive:                   On Behalf of Corning:


/s/  John W. Loose                        /s/  John P. MacMahon
--------------------------                ------------------------------------
John W. Loose                             John P. MacMahon
                                          VP, Worldwide Compensation

                                                                      EXHIBIT 12
                                                                      ----------
CORNING INCORPORATED AND SUBSIDIARY COMPANIES
COMPUTATION  OF RATIO OF  EARNINGS  TO  COMBINED  FIXED  CHARGES  AND  PREFERRED
DIVIDENDS
(In millions, except ratios)

                                                     For the six months ended
                                                     ------------------------
                                                      June 30,      June 30,
                                                       2002           2001
                                                     --------      ----------

Loss before taxes on income                          $  (747)      $  (4,660)
Adjustments:
    Distributed income of equity investees                75               64
    Amortization of capitalized interest                   4                5
    Fixed charges net of capitalized interest            113               85
                                                     -------       ----------

Loss before taxes and fixed charges as adjusted         (555)          (4,506)
                                                     =======       ==========

Fixed charges:
   Interest incurred                                      96               96
   Portion of rent expense which represents
     interest factor                                      21               15
   Amortization of debt costs                              3                2
                                                     -------       ----------

Total fixed charges                                      120              113
Capitalized interest                                      (7)             (28)
                                                     -------       ----------

Total fixed charges net of capitalized interest          113               85
                                                     =======       ==========

Preferred dividends:
   Preferred dividend requirement
   Ratio of pre-tax income to income before
     minority interest and equity earnings               1.4              1.0
   Pre-tax preferred dividend requirement
                                                     -------       ----------

Total fixed charges                                      120              113
                                                     -------       ----------

Fixed charges and pre-tax preferred dividend
  requirement                                            120              113
                                                     =======       ==========

Ratio of earnings to combined fixed charges
  and preferred dividends                                *                *
                                                     =======       ==========

Ratio of earnings to fixed charges                       *                *
                                                     =======       ==========


* Loss before taxes and fixed charges as adjusted were inadequate to cover total fixed charges by approximately $675 million and $4.6 billion at June 30, 2002 and 2001, respectively.