Form 10-Q
period 2002-09-30
CORNING INC /NY
filed 2002-11-01
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2002
                                   --------------------------------------------

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

1,147,999,772   shares  of  Corning's  Common  Stock,   $0.50  Par  Value,  were
outstanding as of September 30, 2002.

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
                                                                          Page

  Consolidated Statements of Income (Unaudited) for the three
    and nine months ended September 30, 2002 and 2001                      3

  Consolidated Balance Sheets at September 30, 2002 (Unaudited),
    December 31, 2001 and September 30, 2001 (Unaudited)                   4

  Consolidated Statements of Cash Flows (Unaudited)
    for the nine months ended September 30, 2002 and 2001                  5

  Notes to Consolidated Financial Statements (Unaudited)                   6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       48

Item 4.  Controls and Procedures                                          49


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                50

Item 6.  Exhibits and Reports on Form 8-K                                 55


Signatures                                                                56

Certifications                                                            57

Exhibit 12        Ratio of earnings to fixed charges for the              59
                  nine months ended September 30, 2002 and 2001

Exhibit 99.1      Certification of James R. Houghton pursuant to          60
                  18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2      Certification of James B. Flaws pursuant to             61
                  18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited; in millions, except per share amounts)



                                                      For the three months ended          For the nine months ended
                                                             September 30,                       September 30,
                                                      --------------------------          -------------------------
                                                          2002           2001                2002           2001
                                                       ---------       ---------          ---------       ---------
Net sales                                              $     837       $   1,509          $   2,631       $   5,298
Cost of sales                                                674             994              2,050           3,438
                                                       ---------       ---------          ---------       ---------

Gross margin                                                 163             515                581           1,860

Operating expenses
    Selling, general and administrative expenses             158             267                538             799
    Research, development and engineering
      expenses                                               115             153                375             484
    Amortization of purchased intangibles                     11              13                 33              36
    Amortization of goodwill                                                  35                                328
    Restructuring, impairment and other charges              125             339                619           5,111
                                                       ---------       ---------          ---------       ---------

Operating loss                                              (246)           (292)              (984)         (4,898)

Interest income                                               10              15                 34              50
Interest expense                                             (44)            (37)              (136)           (105)
Gain on repurchases of debt                                   22                                 90
Other expense, net                                            (1)             (6)               (10)            (27)
                                                       ---------       ---------          ---------       ---------

Loss before income taxes                                    (259)           (320)            (1,006)         (4,980)
Benefit for income taxes                                     (79)            (60)              (299)            (29)
                                                       ---------       ---------          ---------       ---------

Loss before minority interest and
  equity earnings                                           (180)           (260)              (707)         (4,951)
Minority interest in losses (earnings) of subsidiaries         5               1                 17             (11)
Equity in earnings of associated companies                    42              39                 97             119
                                                       ---------       ---------          ---------       ---------

Net loss                                                    (133)           (220)              (593)         (4,843)

Dividends and beneficial conversion on
  Series C preferred stock                                  (127)                              (127)
                                                       ---------       ---------          ---------       ---------

Loss attributable to common shareholders               $    (260)      $    (220)         $    (720)      $  (4,843)
                                                       =========       =========          =========       =========

Basic and diluted loss per common share                $   (0.25)      $   (0.24)         $   (0.74)      $   (5.21)
                                                       =========       =========          =========       =========

Net loss adjusted for the impact of
  SFAS No. 142 in 2001                                 $    (133)      $    (145)         $    (593)      $  (4,529)
                                                       =========       =========          =========       =========
Basic and diluted loss per common share
  adjusted for the impact of SFAS No. 142 in 2001      $   (0.25)      $   (0.15)         $   (0.74)      $   (4.88)
                                                       =========       =========          =========       =========
Dividends declared per common share                    $               $                  $               $    0.12
                                                       =========       =========          =========       =========

Shares used in computing per share amounts for
  basic and diluted loss per common share                  1,036             936                977             929
                                                       =========       =========          =========       =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                         Unaudited       December 31,       Unaudited
                                                                      Sept. 30, 2002         2001        Sept. 30, 2001
                                                                      --------------    -------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $     983        $   1,037         $     568
   Short-term investments, at fair value                                       618            1,182             1,027
                                                                         ---------        ---------         ---------
     Total cash and short-term investments                                   1,601            2,219             1,595
   Trade accounts receivable, net of doubtful accounts
     and allowances - $48, $60 and $63                                         541              593               904
   Inventories                                                                 619              725               958
   Deferred income taxes                                                       380              347               263
   Other current assets                                                        374              223               228
                                                                         ---------        ---------         ---------
       Total current assets                                                  3,515            4,107             3,948
Restricted cash and investments                                                 70
Investments:
   Associated companies, at equity                                             696              636               581
   Others, at cost or fair value                                                74              142               143
                                                                         ---------        ---------         ---------
     Total investments                                                         770              778               724
Property, plant and equipment, at cost, net of accumulated
  depreciation - $3,405, $3,101 and $3,072                                   4,592            5,097             5,300
Goodwill, net of accumulated amortization - $661, $661 and $632              2,113            1,937             2,008
Other intangible assets, net of accumulated amortization
  - $120, $90 and $80                                                          378              352               338
Other assets                                                                   744              522               366
                                                                         ---------        ---------         ---------

Total Assets                                                             $  12,182        $  12,793         $  12,684
                                                                         =========        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loans payable                                                         $     213        $     477         $     347
   Accounts payable                                                            286              441               430
   Other accrued liabilities                                                   976            1,076             1,029
                                                                         ---------        ---------         ---------
       Total current liabilities                                             1,475            1,994             1,806
Long-term debt                                                               4,171            4,461             3,901
Postretirement benefits other than pensions                                    618              608               593
Other liabilities                                                              383              190               204
Commitments and contingencies (Note 11)
Minority interest in subsidiary companies                                      138              119               141
Series B convertible preferred stock                                                              7                 8
Shareholders' equity:
   Preferred stock - Par value $100.00 per share;
     Shares authorized: 10 million
       Series C mandatory convertible preferred stock - Shares
       issued: 5.75 million; Shares outstanding: 2.45 million                  245
   Common stock - Par value $0.50 per share; Shares
     authorized: 3.8 billion; Shares issued: 1,222 million,
     1,023 million and 1,023 million                                           611              512               512
   Additional paid in capital                                                9,738            9,532             9,448
   Accumulated deficit                                                      (4,330)          (3,610)           (2,954)
   Cost of 74 million, 79 million and 78 million
     shares of common stock in treasury                                       (736)            (827)             (811)
   Accumulated other comprehensive loss                                       (131)            (193)             (164)
                                                                         ---------        ---------         ---------
       Total shareholders' equity                                            5,397            5,414             6,031
                                                                         ---------        ---------         ---------

Total Liabilities and Shareholders' Equity                               $  12,182        $  12,793         $  12,684
                                                                         =========        =========         =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

                                                                                For the nine months ended
                                                                                       September 30,
                                                                                -------------------------
                                                                                   2002           2001
                                                                                 --------       ---------
Cash flows from operating activities:
   Net loss                                                                      $   (593)      $  (4,843)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
      Amortization of purchased intangibles                                            33              36
      Amortization of goodwill                                                                        328
      Depreciation                                                                    489             476
      Restructuring, impairment and other charges                                     619           5,111
      Inventory write-down                                                                            273
      Gain on repurchases of debt                                                     (90)
      Stock compensation charges                                                        2              36
      Equity in earnings of associated companies
        in excess of dividends received                                                (4)            (58)
      Minority interest, net of dividends paid                                        (17)              2
      Deferred tax benefit                                                           (127)           (182)
      Tax (expense) benefit on stock options                                           (1)             27
      Interest expense on convertible debentures                                       30              30
      Restructuring payments                                                         (193)            (22)
      Increases in restricted cash                                                    (20)
      Changes in certain working capital items                                       (204)              2
      Other, net                                                                      (73)              8
                                                                                 --------       ---------
Net cash (used in) provided by operating activities                                  (149)          1,224
                                                                                 --------       ---------

Cash flows from investing activities:
   Capital expenditures                                                              (283)         (1,532)
   Acquisitions of businesses, net of cash acquired                                   (56)            (66)
   Net proceeds from sale or disposal of assets                                        62              49
   Net increase in long-term investments and other
     long-term assets                                                                 (18)            (93)
   Short-term investments - acquisitions                                           (1,557)           (829)
   Short-term investments - liquidations                                            2,123             517
   Restricted investments - acquisitions                                             (117)
   Restricted investments - liquidations                                               67
   Other, net                                                                          (2)
                                                                                 --------       ---------
Net cash provided by (used in) investing activities                                   219          (1,954)
                                                                                 --------       ---------

Cash flows from financing activities:
   Net (repayments) borrowings of short-term debt                                    (475)            136
   Proceeds from issuance of long-term debt                                            11              70
   Repayments of long-term debt                                                      (190)            (93)
   Redemption of Series B preferred stock                                              (7)
   Proceeds from issuance of Series C preferred stock, net                            558
   Proceeds from issuance of common stock, net                                         47             246
   Redemption of common stock for income tax withholding                               (1)            (25)
   Repurchases of common stock for treasury                                           (23)
   Cash dividends paid to preferred/common shareholders                               (67)           (112)
                                                                                 --------       ---------
Net cash (used in) provided by financing activities                                  (147)            222
                                                                                 --------       ---------

Effect of exchange rate changes on cash and cash equivalents                           23               6
                                                                                 --------       ---------
Cash used in continuing operations                                                    (54)           (502)
                                                                                 --------       ---------
Cash used in discontinued operations                                                                   (9)
                                                                                 --------       ---------
Net decrease in cash and cash equivalents                                             (54)           (511)
Cash and cash equivalents at beginning of year                                      1,037           1,079
                                                                                 --------       ---------

Cash and cash equivalents at end of period                                       $    983       $     568
                                                                                 ========       =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited; in millions except per share amounts)


1.   Basis of Presentation

General
-------
Corning Incorporated is a world-leading provider of optical fiber, cable and photonic products for the telecommunications industry; high-performance glass for computer monitors, television screens and other information display applications; advanced optical materials for the semiconductor industry and the scientific community; ceramic substrates for the automotive industry; specialized polymer products for biotechnology applications; and other advanced materials and technologies.

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

GAAP requires management to make certain estimates and judgments that are reflected in the reported amounts of assets, liabilities, revenues and expenses and also in the disclosure of contingent liabilities. The actual results may differ from the estimates. Management exercises judgment and makes estimates for allowance for bad debts, inventory obsolescence, product warranty, in-process research and development, restructuring charges, asset and goodwill impairments, depreciation, pension and post-retirement benefits, income taxes, litigation and other contingencies. Management reviews these estimates on a systematic basis and, if necessary, any material adjustments are reflected in the consolidated financial statements in the period that they are deemed necessary.

The results for interim periods are not necessarily indicative results which may be expected for any other interim period, or for the full year. These interim Consolidated Financial Statements should be read in conjunction with Corning's Annual Report on Form 10-K/A for the year ended December 31, 2001.

Certain amounts for 2001 were reclassified to conform with 2002 classifications.

Goodwill and Other Intangible Assets
------------------------------------
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Among other provisions, goodwill is no longer amortized but is subject to impairment tests at least annually. Corning adopted SFAS No. 142 on January 1, 2002. Corning completed its initial impairment review during the first quarter and concluded a transitional impairment charge from the adoption of the standard was not required.

Corning has selected the fourth quarter to conduct annual impairment tests. The outcome of the impairment test is primarily dependent upon the fair value of the reporting units. Business conditions in the telecommunications industry have deteriorated during the year and are depressed such that it appears the fair value of Corning's telecommunications reporting unit is currently lower than at the benchmark assessment date of January 2002. As part of the annual impairment test, management is currently studying short and long-term market indicators and alternative growth patterns. Based on the work performed to date, it appears reasonably possible that a portion, but not all of the company's goodwill is impaired. Management will complete the impairment test in the fourth quarter and record any required goodwill impairment charge. The goodwill related to the Telecommunications Segment is $1.9 billion at September 30, 2002. Management believes there are a range of possible outcomes and no assurance can be given that an impairment charge will not be required. A charge would lower the company's equity and could reduce availability under the unused $2.0 billion revolving credit facility. See Liquidity and Capital Resources for further information.

The following table presents a reconciliation of reported net loss and loss per share to adjusted net loss and loss per share, as if SFAS No. 142 had been in effect as follows:

                                                                 For the three months ended            For the nine months ended
(In millions, except per share amounts)                              September 30, 2001                   September 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
Reported net loss                                                        $    (220)                           $  (4,843)
Addback:  Amortization of goodwill, net of income taxes                         75                                  314
                                                                         ---------                            ---------
Adjusted net loss                                                        $    (145)                           $  (4,529)
                                                                         =========                            =========

Reported basic and diluted loss per common share                         $   (0.24)                           $   (5.21)
Addback:  Amortization of goodwill, net of income taxes                       0.09                                 0.33
                                                                         ---------                            ---------
Adjusted basic and diluted loss per common share                         $   (0.15)                           $   (4.88)
                                                                         =========                            =========

Other New Standards Adopted
---------------------------
In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Corning adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on its consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44,
"Accounting  for  Intangible   Assets  of  Motor  Carriers"  and  SFAS  No.  64,
"Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Bulletin No. 30 will be used to classify gains and losses from extinguishment of debt. Corning adopted the reporting guidance of SFAS No. 145 in the second quarter of 2002 in its accounting for repurchases and retirement of debt. See Note 5 to the Consolidated Financial Statements. The remaining provisions of SFAS No. 145 will be adopted by Corning in fiscal year 2003. Corning does not expect the adoption of the remaining provisions to have a material impact on its consolidated financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. Corning is required to implement SFAS No. 146 on January 1, 2003. Corning has not yet determined the impact, if any, that this standard will have on its consolidated financial position or results of operations.

2.   Business Combinations

On September 30, 2002, Corning completed the acquisition of a 56% interest in Lucent Technologies Shanghai Fiber Optic Co., Ltd. and a 68% interest in Lucent Technologies Beijing Fiber Optic Cable Co., Ltd. from Lucent Technologies. The Shanghai-based company manufactures optical fiber and the Beijing-based company manufactures fiber cable.

In connection with an amendment dated September 30, 2002, the consideration paid to Lucent by Corning was changed from cash to a combination of cash and stock. Corning paid Lucent total consideration of $198 million, comprised of cash of $123 million, a note payable of $27 million due in the fourth quarter of 2002, and common stock valued at $48 million. The value of 30 million common shares was determined based on the average market price of Corning's common shares over the 2-day period before and after the acquisition date. The transaction requires a further cash payment of $25 million if certain milestones are achieved in the fourth quarter.

As Corning holds a controlling interest in both investments, it has consolidated both entities in its financial statements. At September 30, 2002, the entities had cash of $100 million and a dividend payable to minority shareholders of $15 million in the fourth quarter.

The excess purchase price over tangible net assets acquired totaled $110 million. This entire amount has been recorded as goodwill at September 30, 2002. As the transaction was completed on September 30, 2002, this purchase allocation is preliminary. During the fourth quarter, Corning will finalize the purchase price allocation, which may result in reclassifying a portion of this premium to intangible assets. The $110 million of goodwill was assigned to the Telecommunications Segment. The goodwill is not deductible for tax purposes.

The pro forma financial effect of this transaction would not be significantly different from reported results.

3.   Operating Segments

Corning's reportable operating segments consist of Telecommunications, Advanced Materials and Information Display. Corning includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income. In the second quarter of 2002, Corning revised its definition of segment net income. Prior to the second quarter, Corning disclosed restructuring and impairment charges by segment but excluded this from quantitative segment results. These charges have now been included in segment net income and historical periods have been conformed to this presentation. Information about the performance of Corning's three operating segments for the third quarter and nine months of 2002 and 2001 is presented below. These amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments.

Corning prepared the financial results for its three operating segments on a basis that is consistent with the manner in which Corning management internally disaggregates financial information to assist in making internal operating decisions. Corning has allocated some common expenses among segments differently than it would for stand-alone financial information prepared in accordance with GAAP. These expenses include interest, taxes, and corporate functions. Allocation methodologies are described in Corning's 2001 Form 10-K/A. Segment net income may not be consistent with measures used by other companies.

                                                                    Three months ended              Nine months ended
                                                                       September 30,                  September 30,
                                                                  ----------------------         ----------------------
                                                                     2002         2001             2002          2001
                                                                  ---------     --------         ---------    ---------
Telecommunications
Net sales                                                         $     366     $  1,089         $   1,268    $   3,915
Research, development and engineering expenses                    $      71     $    110         $     243    $     366
Interest expense                                                  $      27     $     24         $      84    $      72
Segment (loss) earnings before
  equity (losses) earnings and restructuring, impairment
  and other charges                                               $    (132)    $     14         $    (409)   $     184
    Equity in (losses) earnings of associated companies                  (5)           4               (12)          15
                                                                  ---------     --------         ---------    ---------
Segment (loss) earnings before restructuring, impairment
  and other charges                                                    (137)          18              (421)         199
Restructuring, impairment and other charges, net of tax                 (61)        (222)             (320)      (4,948)
                                                                  ---------     --------         ---------    ---------
Segment net loss                                                  $    (198)    $   (204)        $    (741)   $  (4,749)
                                                                  =========     ========         =========    =========

Advanced Materials
Net sales                                                         $     239     $    234         $     714    $     767
Research, development and engineering expenses                    $      31     $     31         $      94    $      87
Interest expense                                                  $       9     $      7         $      25    $      17
Segment earnings before equity earnings and
  restructuring charges                                           $       2     $      2         $      12    $      39
    Equity in earnings of associated companies                           11            6                31           19
                                                                  ---------     --------         ---------    ---------
Segment earnings before restructuring charges                            13            8                43           58
Restructuring charges, net of tax                                        (3)                            (4)
                                                                  ---------     --------         ---------    ---------
Segment net income                                                $      10     $      8         $      39    $      58
                                                                  =========     ========         =========    =========

Information Display
Net sales                                                         $     228     $    183         $     635    $     602
Research, development and engineering expenses                    $      13     $     12         $      38    $      31
Interest expense                                                  $      10     $      6         $      27    $      16
Segment earnings before minority interest, equity
  earnings and restructuring charges                              $      17     $     11         $      28    $      57
    Minority interest in losses (earnings) of subsidiaries                5            1                16          (11)
    Equity in earnings of associated companies                           32           27                86           81
                                                                  ---------     --------         ---------    ---------
Segment earnings before restructuring charges                            54           39               130          127
Restructuring charges, net of tax                                        (1)                            (1)
                                                                  ---------     --------         ---------    ---------
Segment net income                                                $      53     $     39         $     129    $     127
                                                                  =========     ========         =========    =========

Total Segments
Net sales                                                         $     833     $  1,506         $   2,617    $   5,284
Research, development and engineering expenses                    $     115     $    153         $     375    $     484
Interest expense                                                  $      46     $     37         $     136    $     105
Segment (loss) earnings before minority interest,
  equity earnings and restructuring, impairment and
  other charges                                                   $    (113)    $     27         $    (369)   $     280
    Minority interest in losses (earnings) of subsidiaries                5            1                16          (11)
    Equity in earnings of associated companies                           38           37               105          115
                                                                  ---------     --------         ---------    ---------
Segment (loss) earnings before restructuring, impairment
  and other charges                                                     (70)          65              (248)         384
Restructuring, impairment and other charges, net of tax                 (65)        (222)             (325)      (4,948)
                                                                  ---------     --------         ---------    ---------
Segment net loss                                                  $    (135)    $   (157)        $    (573)   $  (4,564)
                                                                  =========     ========         =========    =========

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was as follows (in millions):

                                                                    Three months ended              Nine months ended
                                                                       September 30,                  September 30,
                                                                  ----------------------         ----------------------
                                                                     2002         2001             2002          2001
                                                                  ---------     --------         ---------    ---------
Net sales
       Total segment net sales                                    $     833     $  1,506         $   2,617    $   5,284
       Non-segment net sales (a)                                          4            3                14           14
                                                                  ---------     --------         ---------    ---------

           Total net sales                                        $     837     $  1,509         $   2,631    $   5,298
                                                                  =========     ========         =========    =========


Net loss
       Total segment net loss (b)                                 $    (135)    $   (157)        $    (573)   $  (4,564)
           Unallocated items:
       Non-segment loss and other (a)                                    (2)          (1)               (4)          (4)
       Amortization of goodwill (c)                                                  (35)                          (328)
       Non-segment restructuring, impairment and
         other charges (d)                                              (28)                          (155)
       Interest income (e)                                               10           15                34           50
       Gain on repurchases of debt (e)                                   22                             90
       Income tax (f)                                                    (3)         (44)                8           (1)
       Minority interest                                                                                 1
       Equity in earnings of associated companies (a)                     3            2                 6            4
                                                                  ---------     --------         ---------    ---------

           Net loss                                               $    (133)    $   (220)        $    (593)   $  (4,843)
                                                                  =========     ========         =========    =========

(a)  Includes amounts derived from corporate investments and activities.
(b)  Includes royalty, interest and dividend income.
(c)  Amortization  of  goodwill  relates  primarily  to  the  Telecommunications
     Segment.
(d) Amount includes special termination benefit charges of $5 million and pension and postretirement benefit curtailment charges of $35 million recorded in the third quarter and nine months of 2002, respectively. The balance of the charge relates to restructuring and impairment charges in the corporate research and administrative staff organizations.
(e) Corporate interest income and gain on repurchases of debt is not allocated to reportable segments.
(f)  Includes tax associated with unallocated items.

4.   Restructuring, Impairment and Other Charges

2002 Restructuring Actions
--------------------------

Second Quarter
--------------
During the second quarter, Corning undertook actions to reduce its costs. The intent to do so was announced in April 2002. At that time, it was estimated that restructuring, fixed asset impairments and impairments of investments could total approximately $600 million and would be recorded over the second and third quarters.

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
                                                   =======

In addition, equity earnings included a $14 million charge to impair an investment in an international cabling venture.

     Restructuring Charges
     ---------------------
     The second quarter restructuring charge of $204 million included $192 million of employee separation costs (including curtailment losses related to pension and postretirement health care plans) and $12 million in other exit costs (principally lease termination and contract cancellation payments). The charge entailed the elimination of approximately 3,600 hourly and salaried positions in the Telecommunications Segment and corporate research and administrative staffs organizations. Employees have been informed of the restructuring initiatives and benefits available to them under applicable benefit plans. These benefits included involuntary separation, early retirement and social programs.

     Impairment of Plant and Equipment
     ---------------------------------
     Corning has evaluated the carrying value of the long-lived assets at each site impacted by the restructuring actions for impairment. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from that asset are less than the carrying value of the asset. The impairment charges were determined based on the amount by which the carrying value exceeded the fair market value of the asset. Corning recorded $224 million in the second quarter to impair plant and equipment relating to facilities to be shutdown or disposed, primarily in the fiber and cable business, the photonic technologies business and certain research facilities. Of this total charge, $107 million pertained to abandoned construction projects in the fiber and cable business, primarily the latest expansion in Concord, NC and Oklahoma City, OK.

     A significant portion of the assets impaired was recently acquired, or built in connection with capacity expansions in anticipation of future demand. Most of the impaired facilities are currently available for sale, others will be demolished or abandoned. The impaired equipment will be auctioned, sold, disposed or abandoned during 2002 and 2003.

     Loss on Divestiture
     -------------------

     In May 2002, Corning completed the sale of its appliance controls group which was included in the controls and connectors business in the Telecommunications Segment. In the second and third quarter of 2002, Corning received cash of $24 million and note proceeds of $6 million and recorded a loss on the sale of approximately $16 million ($10 million after-tax).

     Impairment of Cost Investments
     ------------------------------

     In the second quarter, Corning recorded a $60 million ($37 million after-tax) charge for other than temporary declines in certain cost investments in the Telecommunications Segment. These investments have been written off.

     Third Quarter
     -------------
     The charges recorded in the third quarter are summarized in the following table and described in greater detail below:

     Employee related costs                                     $    47
     Exit costs                                                      11
                                                                -------
       Subtotal - restructuring charges                              58
     Fixed asset impairments                                         67
                                                                -------
       Total pre-tax charges                                        125
     Tax benefit and minority interest                               40
                                                                -------
       Total after-tax and minority interest charges            $    85
                                                                =======

     Restructuring Charges
     ---------------------
     The third quarter restructuring charge of $58 million includes $47 million of employee separation costs (including special termination benefits to pension and postretirement health care plans) and $11 million in other exit costs (principally lease termination and contract cancellation payments). The charge entails the elimination of approximately 1,000 positions in the Telecommunications Segment and corporate research and administrative staffs organizations. Employees have been informed of the restructuring initiatives and benefits available to them under applicable benefit plans. These benefits include involuntary separation, early retirement and social programs.

     The following table summarizes the headcount reduction for the second and third quarter 2002 actions:

                                              U.S. Hourly    U.S. Salaried      Non-U.S.       Total
                                              --------------------------------------------------------
     Second quarter charge                         850             1,800             950         3,600
     Third quarter charge                          200               350             450         1,000
                                              --------         ---------        --------     ---------
         Total                                   1,050             2,150           1,400         4,600
                                              ========         =========        ========     =========

     Separated at September 30, 2002               475             1,875             650         3,000

     Corning expects the remaining 1,600 employees to be separated by September 30, 2003.

     Impairment of Plant and Equipment
     ---------------------------------
     Corning  recorded  $67 million to impair  plant and  equipment  relating to facilities  to be shutdown or  disposed,  primarily  in the fiber and cable
     business,   the  photonic   technologies   business  and  certain  research
     facilities.

     Fourth Quarter
     --------------
     On October 30, 2002, Corning announced its intent to take additional measures to attain profitability in 2003. The continued decline in demand in the Telecommunications Segment requires further restructuring to bring capacity in line with current revenues. The fourth quarter pre-tax charge is expected to approximate $550 million to $650 million and impact approximately 2,200 employees. Approximately one quarter of this charge is expected to be paid in cash. The fourth quarter actions will include:

     . permanent closing of Corning's optical fiber manufacturing facility in Noble Park, Victoria, Australia, and the proposed closing of its Neustadt Bei Coburg, Germany plant. These closures are proposed to be completed by early 2003. Corning will also mothball its optical fiber manufacturing facility in Concord, NC and transfer certain capabilities to its Wilmington, NC facility. Corning believes that the Concord facility can be returned to productive capacity within six to nine months of a decision to reopen,
     . proposed reductions in capacity and employment in Corning's cabling and hardware and equipment locations worldwide to reduce costs, and
     . permanent closure of its photonic technologies thin film filter manufacturing facility in Marlborough, MA by the end of 2002.

The charge for these actions includes exit costs and impairment of the closed facilities and severance costs associated with closed and mothballed locations. Management is still considering additional actions that may be announced later in the fourth quarter. It is possible that additional impairments and restructuring charges will result from these actions or decreases in expected cash flows from assets not abandoned.

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

These actions resulted in a pre-tax charge totaling $961 million ($590 million after-tax and minority interest) for the year ended December 31, 2001. The charge included restructuring costs of $419 million and $542 million for the impairment of plant and equipment. Approximately one third of the total charge was expected to be paid in cash. As of September 30, 2002, approximately 11,800 of the 12,000 employees had been separated under the plans. Corning expects the remaining 200 employees to be separated by December 31, 2002. Certain obligations of the plans will be paid in 2003 and beyond.

The following table illustrates the charges, credits and balances of the restructuring reserves as of September 30, 2002:

(In millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Net                          Cash
                                                         December 31,     charges/       Non-cash       payments        Sept. 30,
                                                             2001          credits        charges        in 2002          2002
-----------------------------------------------------------------------------------------------------------------------------------
Restructuring reserve:
Employee related costs                                    $    198       $     234 (a)  $      35       $    177       $     220
Other charges                                                   78              23                            16              85
                                                          ----------------------------------------------------------------------
     Total restructuring reserve                          $    276       $     257      $      35       $    193       $     305
                                                          ----------------------------------------------------------------------

Impairment of long-lived assets:
Assets held for disposal                                                 $     302 (b)  $     302
Cost investments                                                                60             60
                                                                         ------------------------
     Total impairment charges                                            $     362      $     362
                                                                         ------------------------

Total restructuring and impairment
  charges and credits                                                    $     619
                                                                         =========

(a) Amount is net of $5 million adjustment in employee related costs reflecting the difference between estimated and actual costs.
(b) Amount is net of $5 million adjustment to assumed salvage values on asset disposals.

5.   Gain on Repurchases and Retirement of Debt

During the third quarter of 2002, Corning repurchased and retired a portion of its zero coupon convertible debentures due November 8, 2015, with an accreted value of $58 million in exchange for cash of $35 million in a series of open market purchases. Corning recorded a gain of $22 million ($13 million after-tax) on these transactions, net of the write-off of the unamortized issuance costs. Corning repurchased and retired zero-coupon convertible debentures with an accreted value of $278 million in exchange for cash of $183 million for the nine months ended September 30, 2002. Corning has recorded gains of $90 million ($55 million after-tax) on these transactions for the nine months ended September 30, 2002. Corning recorded the gain on repurchases as a component of income from continuing operations, as permitted by SFAS No. 145. The remaining debentures may be put back to Corning on November 8, 2005 at $819.54 per debenture and on November 8, 2010 at $905.29 per debenture. Corning has the option of settling this obligation in cash, common stock, or a combination of both.

6.   Inventories

Inventories shown on the accompanying balance sheets were comprised of the following:

                                            September 30,        December 31,        September 30,
                                                2002                 2001                2001
                                            -------------        ------------        -------------
     Finished goods                          $     244            $     251             $  385
     Work in process                               121                  153                212
     Raw materials and accessories                 151                  210                240
     Supplies and packing materials                103                  111                121
                                             ---------            ---------             ------
     Total inventories                       $     619            $     725             $  958
                                             =========            =========             ======

7.   Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by segment was as follows (in millions):

                                     Telecom-          Advanced        Information
                                    munications        Materials         Display           Corporate (a)        Total
                                    -----------        ---------       -----------         ---------         ----------
Balance at January 1, 2002           $  1,768          $    150           $    15           $    4           $   1,937
Foreign currency translation               55                                                   (1)                 54
Reclassification                           12                                                                       12
Divestitures                               (3)                                                                      (3)
Acquisitions                              113                                                                      113
                                     --------          --------           -------           ------           ---------
Balance at Sept. 30, 2002            $  1,945          $    150           $    15           $    3           $   2,113
                                     ========          ========           =======           ======           =========

(a) Included in non-segment assets in SFAS No. 131 reconciliation in Corning's 2001 Form 10-K/A.

Intangible assets totaled $378 million, net of accumulated amortization of $120 million at September 30, 2002. Of this amount, $52 million related to deferred financing costs and $81 million represented intangible pension assets. The remaining identified intangible assets are primarily related to the Telecommunications Segment and were comprised of the following (in millions):

                                                  Accumulated
                                       Gross      Amortization       Net
                                      ------      ------------     -------

Amortized intangible assets:
     Patents and trademarks           $  254         $   61        $  193
     Non competition agreements          104             56            48
     Other                                 7              3             4
                                      ------         ------        ------
         Total                        $  365         $  120        $  245
                                      ======         ======        ======

Amortization expense related to these intangible assets is expected to be in the range of approximately $40 million to $45 million annually from 2002 to 2006.

8.   Comprehensive Loss

Comprehensive loss, net of tax, for the third quarter and first nine months of 2002 and 2001 was as follows:

                                                 For the three months             For the nine months
                                                  ended September 30,             ended September 30,
                                              ----------------------------     -------------------------
                                                  2002             2001            2002          2001
                                              ----------        ----------     ----------     ----------
Net loss                                      $    (133)        $    (220)     $    (593)     $  (4,843)
Other comprehensive (loss) income                   (23)              135             62            (37)
                                              ---------         ---------      ---------      ---------

Total comprehensive loss                      $    (156)        $     (85)     $    (531)     $  (4,880)
                                              =========         =========      =========      =========

9.   Pensions

As a result of restructuring activities undertaken in the second quarter, Corning incurred a curtailment event requiring a remeasurement of its pension obligation at June 30, 2002. The provisions of SFAS No. 87, "Employers
Accounting for Pensions" required Corning to record an additional minimum liability of $180 million in the second quarter of 2002. This liability represents the amount by which the accumulated benefit obligation exceeded the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost. The intangible asset of $81 million at September 30, 2002, is included on the line item entitled "Other intangible assets" in the Consolidated Balance Sheet. The remaining amount of $61 million is recorded as a component of stockholders' equity and is net of related tax benefits of $38 million, on the line item titled "Accumulated other comprehensive loss" in the Consolidated Balance Sheet at September 30, 2002, and in "Other comprehensive income (loss)."

10.  Loss Per Common Share

Basic and diluted loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.

The potential common shares excluded from the calculation of diluted loss per share because their effect would be anti-dilutive and the amount of stock options excluded from the calculation of diluted loss per share because their exercise price was greater than the average market price of the common shares of the periods presented was as follows: (in millions)

                                                                For the three months                For the nine months
                                                                 ended September 30,                ended September 30
                                                              ------------------------           ------------------------
                                                                 2002           2001                2002           2001
                                                              ---------      ---------           ---------      ---------
Potential common shares excluded from the
  calculation of diluted loss per share:
     Stock options                                                    1              4                   1              8
     Convertible preferred stock                                     73              1                  18              1
     Subordinated notes                                               6              6                   6              6
     Zero coupon convertible debentures                              20             23                  22             23
     3.5% convertible debentures                                     69                                 69
                                                              ---------      ---------           ---------      ---------
     Total                                                          169             34                 116             38
                                                              =========      =========           =========      =========

Stock options excluded from the calculation of
  diluted loss per share because the
  exercise price was greater than the
  average market price of the common shares                          86             54                  81             46
                                                              =========      =========           =========      =========

Common dividends of $112 million, or $0.12 per share were declared through the nine months of 2001.

11.  Commitments and Contingencies

From time to time, Corning is subject to uncertainties and litigation and is not always able to predict the outcome of these items with assurance. Various legal actions, claims and proceedings are pending against Corning, including those arising out of alleged product defects, shareholder matters, product warranties, patents, asbestos and environmental matters. These issues are discussed fully in
Part II, Item 1. Legal Proceedings of this Form 10-Q. A significant matter discussed below involves Pittsburgh Corning Corporation (PCC), an entity in which Corning maintains a 50% interest.

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

The Injunction Period as to Corning was extended through September 30, 2002, when it expired by its terms. Under the terms of the Bankruptcy Court's Order, Corning has 90 days from September 30, 2002, to seek removal and transfer of pending cases in which it is named as a defendant. At the time PCC filed for bankruptcy protection, there were approximately12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld and that Corning has strong legal defenses to any claims of direct liability arising from PCC's asbestos products.

After PPG announced its settlement, negotiations between representatives of the asbestos claimants and Corning became more intensive. These negotiations have failed to produce a settlement, but discussions continue intermittently. In Corning's negotiations with the asbestos claimants, the range of negotiations has been framed by demands translating into approximately $400 million to $500 million in net present value (inclusive of insurance), which is significantly lower than that reflected in the PPG settlement. These negotiations have been difficult, and no assurances can be offered that a settlement can be concluded within this range.

Based on negotiations to date, management believes that a settlement (if one can be reached) would probably include some combination of the following elements: cash payments by Corning over time into a trust; contribution of Corning's shares in PCC and Pittsburgh Corning Europe and common shares of Corning; and insurance through cash payments or assignments of certain rights to insurance proceeds. However, the structure of a settlement has not been agreed and management can not estimate the likelihood that any settlement will emerge from negotiations with the claimants or Corning's insurers, or the probability that Corning will be able to secure a release through PCC's plan of reorganization upon terms and conditions satisfactory to Corning.

At this time, it appears more likely than not that Corning will litigate the asbestos cases, but will continue to explore a settlement through the bankruptcy process. The exposure for this asbestos litigation (net of insurance) cannot be estimated at this time due to the wide range of potential outcomes. Corning is also currently named in approximately 11,400 other cases (approximately 34,000 claims) alleging injuries from asbestos. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and the outcome of litigation is uncertain.

Accounting and Range of Outcomes
As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At September 30, 2002, Corning has not recorded any additional charges associated with the outcome of this litigation. As noted above, management believes there are strong legal defenses to the claims against Corning. Management estimates that the insurance coverage available to Corning related to these matters exceeds $600 million and depending on the outcome of potential coverage issues may exceed $1 billion. Management estimates that the low end of the range of loss resulting from continued litigation is not material. Due to the inherent uncertainty of asbestos related litigation, management is unable to estimate the maximum exposure from this litigation.

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

Under either alternative management believes these matters will be resolved without material impact to Corning's overall financial position or its liquidity

12. 7% Series C Mandatory Convertible Preferred Stock and Series B Convertible Preferred Stock

In July and August 2002, Corning issued 5.75 million shares of 7% Series C mandatory convertible preferred stock having a liquidation preference of $100 per share, plus accrued and unpaid dividends, and recorded proceeds of $558 million. The mandatory convertible stock has an annual dividend rate of 7%, payable quarterly in cash. The first dividend payment date will be November 16, 2002. The dividends are also payable immediately upon conversion to Corning common stock. At the time Corning issued the Series C convertible stock, a one-time dividend was declared for all dividends that will be payable from issuance through the mandatory conversion date of August 16, 2005. Corning secured the payment of the dividends through the issuance of a promissory note and used a portion of the proceeds from the sale of the Series C preferred stock to purchase $117 million of U.S. treasury securities that were pledged as collateral to secure the payments on the promissory note. As a result, net proceeds of the offering were $441 million. In addition, Corning redeemed the remaining 69 thousand shares of Series B preferred stock for $7 million in August.

The Series C preferred stock will automatically convert on the mandatory conversion date of August 16, 2005, into between 50.813 and 62.5 shares of Corning common stock, depending on the then current market price. At any time prior to the mandatory conversion date, holders may elect to convert in whole or part of their shares of Series C preferred stock into 50.813 shares of common stock plus an amount of cash equal to the market value at that time of the pro rata share of the collateral portfolio that secures the promissory note. At September 30, 2002, approximately 3.3 million shares of the Series C preferred stock had been converted into 167.9 million common shares.

As the closing price of Corning common stock was $1.60 on July 31, 2002, the holder could immediately convert the Series C preferred stock and obtain a value of $101.72 (50.813 shares valued at $1.60 plus $20.42 in future dividends) indicating that the preferred stock contains a beneficial conversion feature of $1.72 per preferred share. The beneficial conversion totaled approximately $10 million and was charged to retained earnings in the third quarter. The beneficial conversion is also deducted from earnings attributable to common shareholders in the third quarter and nine months earnings per share calculations of 2002.

13.  Stock Compensation Plans

The following table presents changes in the status of outstanding options since December 31, 2001:

                                                      Number of Shares          Weighted-Average
                                                       (in thousands)            Exercise Price
                                                      ----------------          ----------------

Options outstanding December 31, 2001                     72,391                  $  34.21
Options granted under plans                               17,478                      6.76
Options exercised                                            (53)                     1.95
Options terminated                                        (1,169)                    34.28
                                                       ---------                  --------

Options outstanding September 30, 2002                    88,647                  $  28.81
                                                       =========                  ========

Corning applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," for its stock-based compensation plans. Compensation expense is recorded for awards of shares or share rights over the period earned. Compensation expense of $0 million and $2 million was recorded in the third quarter and nine months of 2002, compared with $1 million and $28 million in the same periods of 2001. If Corning had elected to recognize compensation expense under SFAS No. 123, "Accounting for Stock-based Compensation," Corning's net loss, loss attributable to common shareholders and basic and diluted loss per share in the third quarter and first nine months of 2002 and 2001 would have been as follows:

(In millions, except per share amounts)
--------------------------------------------------------------------------------------------------------------------------------
                                                                      For the three months                For the nine months
                                                                       ended September 30,                ended September 30
                                                                  ---------------------------        ---------------------------
                                                                      2002           2001                2002           2001
                                                                  -----------     -----------        -----------     -----------
Net loss - as reported                                            $    (133)      $   (220)          $    (593)      $  (4,843)
Net loss - pro forma                                              $    (201)      $   (311)          $    (841)      $  (5,090)

Loss attributable to common shareholders - as reported            $    (260)      $   (220)          $    (720)      $  (4,843)
Loss attributable to common shareholders - pro forma              $    (328)      $   (311)          $    (968)      $  (5,090)

Basic and diluted loss per common share - as reported             $   (0.25)      $  (0.24)          $   (0.74)      $  (5.21)
Basic and diluted loss per common share - pro forma               $   (0.32)      $  (0.33)          $   (0.99)      $  (5.48)
--------------------------------------------------------------------------------------------------------------------------------

For purposes of SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following are weighted-average assumptions used for grants under Corning stock plans in 2002 and 2001, respectively:

-------------------------------------------------------------------------------
                                 Nine Months Ended         Twelve Months Ended
-------------------------------------------------------------------------------
For Options                        September 30,              December 31,
Granted During                         2002                       2001
-------------------------------------------------------------------------------

Expected life in years                   6                          6
Risk free interest rate               4.29%                       4.8%
Dividend yield                                                   0.46%
Expected volatility                     78%                        75%
-------------------------------------------------------------------------------

Corning discontinued payment of dividends on its common stock in July 2001. The dividend yield assumption applies to grants prior to July 2001.

14.  Supplementary Statement of Cash Flows Data

Supplemental disclosure of cash flow information was as follows (in millions):

                                                           For the nine months
                                                           ended September 30,
                                                          2002            2001
                                                        ---------      ---------

Changes in certain working capital items:
  Trade accounts receivable                             $     81       $    384
  Inventories                                                 87           (198)
  Other current assets                                      (118)           127
  Accounts payable and other current liabilities,
     net of restructuring payments                          (254)          (311)
                                                        --------       --------
  Total                                                 $   (204)      $      2
                                                        ========       ========

ITEM 2.
-------

                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Business
--------

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

The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment, photonic modules and components and optical networking devices for the worldwide telecommunications industry. Within Corning's optical fiber and cable business, Corning invented the first low-loss optical fiber more than 30 years ago and offers a range of optical fiber technology products and enhancements for a variety of applications, including premises, access, metropolitan, long-haul and submarine networks. Corning -- the first manufacturer to introduce laser-optimized fiber(TM) for premises applications -- offers Infinicor(R) fibers for local area networks, data centers and central offices. Corning's SMF-28(R) fiber, the most widely deployed single-mode fiber in the world, offers customers an industry-leading package of specifications, as well as world-class reliability, splicing and handling capability. Corning SMF-28e(TM) fiber enables additional transmission wavelengths in metro and access networks. LEAF(R) fiber enables greater capability for long-haul, regional and metropolitan networks. Corning's Vascade(R) family of submarine fibers includes technologically advanced solutions for transoceanic and short-haul undersea networks. Corning has two large optical fiber manufacturing facilities in North Carolina, as well as a controlling interest in Lucent Technologies Shanghai Fiber Optic Co. Ltd. in China, purchased from Lucent on September 30, 2002. On October 30, 2002, Corning announced the permanent closing of its optical fiber manufacturing facility in Noble Park, Victoria, Australia, and the proposed closing of its Neustadt Bei Coburg, Germany plant. These closures are proposed to be completed by early 2003. Corning will also mothball its optical fiber manufacturing facility in Concord, NC and transfer certain capabilities to its Wilmington, NC facility. Corning believes that the Concord facility can be returned to productive capacity within six to nine months of a decision to reopen.

Some of Corning's optical fiber production is transferred to partially and wholly-owned subsidiaries or equity ventures to be cabled prior to being sold to end users and the remaining fiber production is sold directly to end users or third party cablers around the world. Corning's cabling operations include large facilities in North Carolina and in Germany and smaller regional locations or equity affiliates.

Corning's hardware and equipment products include cable assemblies, fiber optic hardware, fiber optic connectors, optical components and couplers, splice equipment, test equipment, accessories, network management solutions and optical manufacturing services for optical connectivity. For broadband access, Corning's products include connection and protection devices, digital subscriber lines, closures, subscriber demarcation points, outside plant enclosures, metal enclosures and shelters, plastic pedestals and copper data communication products. Corning manufacturing operations for hardware and equipment products are in North Carolina and Texas, as well as Europe and the Caribbean.

Corning's photonic technologies products are made primarily in New York and Massachusetts. These include erbium doped fiber amplifiers (EDFAs), Raman amplifier modules and pumps, and semiconductor optical amplifiers for long-haul, metro and access markets. Corning's optical compensation products include dispersion compensation devices for long-haul and metro networks. Corning offers a variety of modules and single-channel devices for dense wavelength division multiplexing (DWDM) for long-haul and metro networks for high data rate transmissions and signal generation products, optical transmission modules and components in optical system networks. Corning's controls and connectors products include coaxial connectors and associated assembly tools for use in cable television and broadband communication systems, satellite, wireless, telecommunications and military applications. These products are manufactured in Arizona and Denmark. The Telecommunications Segment represented approximately 48% of total Corning sales during the first nine months of 2002.

The Advanced Materials Segment manufactures specialized products with unique properties for customer applications utilizing glass, glass ceramic and polymer technologies. Businesses within this segment include environmental products, life science products, semiconductor materials, optical and technical products. Corning's environmental products manufactured in New York, Virginia, China, Germany and South Africa include ceramic technologies and solutions for emissions and pollution control in mobile and stationary applications around the world, including automotive and diesel substrate and filter products. As regulations and laws on emission controls standards have tightened over time and additional countries have instituted requirements related to clean air, Corning continued to develop more efficient emission-control catalytic converter substrates with higher density and greater surface area for ultra-low emissions vehicles. Cormetech, an equity venture, manufactures ceramic environmental substrate  products  for  use in  power  plants.  Corning  is  investing  in new substrate technologies for diesel emission control devices, with a new production facility under construction in New York to produce diesel products for Europe, Japan and the United States.

Life sciences laboratory products are manufactured in Maine, New York, England and Mexico, and include microplate products, coated slides, filter plates for genomics sample preparation, plastic cell culture dishes, flasks, cryogenic vials, roller bottles, mass cell culture products, liquid handling instruments, Pyrex(R) glass beakers, pipettors, serological pipettes, centrifuge tubes and laboratory filtration products. Corning markets these products primarily through large distributors.

Semiconductor materials manufactured by Corning include high-performance optical materials, optical-based metrology instruments and technical solutions for applications in the global semiconductor industry. Corning's high purity fused silica (HPFS(R)) materials applications include projection and illuminator lens blanks in microlithography, spacecraft windows and optics used in high-energy laser fusion systems. Corning's ultra low expansion glass is used in manufacturing integrated circuits, mirror blanks for use in space and ground-based systems requiring high mobility. Corning also makes fluoride crystals and fabricates optical components, including calcium fluoride for customers who make projection and illuminator lens systems used in scanner and stepper systems. Corning's semiconductor materials are manufactured in New York, Massachusetts and South Carolina.

Other specialty materials made by Corning in New York, Virginia, England and France include ophthalmic glass and plastic products, technical products, such as polarizing glass, glass for high temperature applications, machinable glass ceramic for high temperature applications, large telescope mirrors and windows for use in outer space. Corning's Eurokera equity venture manufactures smooth cooktop glass/ceramic. The Advanced Materials Segment accounted for approximately 27% of Corning's sales during the first nine months of 2002.

The Information Display Segment manufactures glass panels and funnels for televisions and cathode ray tubes, liquid crystal display glass for flat panel displays and precision lens assemblies for projection video systems. For use in notebook computers, flat panel desktop monitors and other electronic products, Corning's display technologies business manufactures glass substrates for displays, including Corning 1737 and Eagle 2000(TM) glass substrates. Corning's facilities in Kentucky, Japan and Taiwan and its Samsung Corning Precision equity venture in South Korea develop, manufacture and supply high quality glass substrates using a proprietary fusion forming technology and know-how to meet ever-tightening customer specifications. Corning's precision lens business in Ohio manufactures precision lens assemblies for projection video systems primarily for large consumer electronics manufacturers. Corning's conventional glass television business includes a 51% partnership interest in Corning Asahi Video, a producer of glass panels and funnels for cathode ray television tubes in Pennsylvania and a 50% interest in Samsung Corning Corporation, a producer of glass panels and funnels for cathode ray tubes for televisions and computer monitors in Asia and Europe. The Information Display Segment represented approximately 24% of Corning's sales during the first nine months of 2002.

Corning and its subsidiaries manufacture and process products at more than 70 plants in 15 countries.

Except as otherwise indicated by the context, the terms "Corning" or "Company" as used herein, mean Corning Incorporated and its consolidated subsidiaries.

Additional discussion of Corning and each of its segments is discussed in Management's Discussion and Analysis of Financial Condition under Operating Review and Note 3 (Operating Segments) to the Consolidated Financial Statements.

Competition
-----------

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

In the Telecommunications Segment, the primary competing producers of optical fiber are Furukawa OFS, Fujikura, Sumitomo, Alcatel, Pirelli and Draka. Furukawa OFS is Corning's largest competitor. Corning obtained the first significant optical fiber patents, and its large scale manufacturing experience, fiber process, technology leadership and intellectual property assets yield cost advantages relative to several of its competitors. Corning is the largest producer of optical fiber and cable, but faces significant competition due to excess capacity in the market place, price pressure and new product innovations. For optical fiber cable, Corning's primary competitors are OFS, Furukawa, Pirelli, Alcatel, Alcoa Fujikura and Sumitomo. For hardware and equipment, significant competitors are 3M, Molex, ADC Communications, Marconi and Avaya. For photonic technologies products, the largest competitor is JDS Uniphase and other competitors include Furukawa OFS, Lucent (Agere), as well as Marconi, Siemens, Bosch and Alcatel. Primary controls and connectors competitors include PPC, Thomas and Betts, CDI, Andrews Corporation and Rosenberger.

Within the Advanced Materials Segment, Corning's principal products face competition from a variety of materials manufacturers, some of which manufacture similar products made from materials other than glass and ceramics. Among other things, innovation, product quality, performance and service are key competitive elements.

Within the Advanced Materials Segment, Corning's environmental technologies business faces its principal competition from NGK, Denso and Emitec. The rest of the segment includes a wide range of products ranging from glass and plastic science laboratory products, semiconductor stepper lenses, to ophthalmic glass, each of which has a range of competitive producers. For laboratory products, Schott Glaswerke, Kavalier, Kimble and Becton Dickinson & Co. are the principal worldwide competitors. For Corning's semiconductor stepper lenses, Schott Glaswerke is a principal competitor. For ophthalmic products, Schott Glaswerke is the main competitor.

Competition is also intense for certain businesses within the Information Display Segment. Within the Information Display Segment, competition for
Corning's liquid crystal display products comes from Asahi Glass, Nippon Electric Glass and NH Techno. For conventional television glass, Nippon Electric Glass, Techneglas, as well as various Asian manufacturers are the competitors.

Corning strives to maintain its position through technology and product innovation. For the future, Corning's competitive advantage lies in its commitment to research and development, its financial resources and its commitment to quality. There is no assurance that Corning will be able to maintain its market position or competitive advantage.

Patents and Trademarks
----------------------

Inventions by members of Corning's research and engineering staff have been, and continue to be, important to the Company's growth. Patents have been granted on many of these inventions in the United States and other countries. Some of these patents have been licensed to other manufacturers, including Corning's equity investees. Many of the earlier patents have now expired, but Corning continues to seek and obtain patents protecting its newer innovations.

Each business segment possesses its own patent portfolio that provides competitive advantage in protecting Corning's innovations. Corning has historically enforced, and will continue to enforce, its intellectual property rights. At the end of 2001, Corning and its subsidiaries owned over 6,000 patents in various countries of which over 1,900 were United States patents.

The Telecommunications Segment had over 3,500 patents in various countries of which over 900 were United States patents. Although no one patent is considered material to this business segment, and new patents are frequently granted to Corning, some of the important issued U.S. patents in this segment include: (i) patents relating to optical fiber products including dispersion compensating fiber, low loss optical fiber and high data rate optical fiber and processes and equipment for manufacturing optical fiber including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) patents relating to packaging of lasers, and designs for optical switch and amplifier products; (iii) patents relating to optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; and (iv) patents relating to optical fiber connectors and associated methods of manufacture.

The Advanced Materials Segment had over 1,200 patents in various countries of which over 600 were United States patents. Although no one patent is considered material to this business segment, and new patents are frequently granted to Corning, some of the important issued U.S. patents in this segment include: (i) patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products; (ii) patents relating to UV-absorbing copper halide glasses, polymer lens matrix material for use as ophthalmic lens and dyes for use in polymer ophthalmic lenses; (iii) patents relating to glasses and glass-based products including fused silica and calcium fluoride glass for use in optical lithography/stepper lens and photomask blanks, collimating and tapered lensed fiber, and gradient index/grind lenses; and (iv) patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including nucleic acid arrays, multiwell plates, and cell culture products.

The Information Display Segment had over 200 patents in various countries of which over 140 were United States patents. Although no one patent is considered material to this business segment, and new patents are frequently granted to Corning, some of the important issued U.S. patents in this segment include patents relating to glass compositions and methods for the use and manufacture of flat panel glass for display applications. Many of these patents are used in Corning's operations or are licensed for use by others, and Corning is licensed to use patents owned by others. The company has entered into cross licensing arrangements with some major competitors, but the scope of such licenses has been limited to specific product areas or technologies.

Most of Corning's products are marketed under the following trademarks: Corning, Celcor, FiberGain, HPFS, LEAF, MetroCor, PurePath, Pyrex, Steuben, and Vycor. Subsidiaries and divisions of Corning frequently use their own trademarks.

Overview

Corning incurred a net loss in the third quarter and first nine months of 2002 driven primarily by continued weak performance in the Telecommunications Segment. Results for the quarter and nine months included charges that resulted from restructuring activities offset in part by a gain on repurchases and retirement of debt. These items are described in more detail in Results of Operations and Restructuring, Impairment and Other Charges below.

The negative trends beginning in 2001 such as softness in demand, excess manufacturing capacity, increased intensity of competition and growing pressure on price and profits have continued to hamper the telecommunications market in 2002. Major carriers continue to withhold capital spending for a variety of reasons, some of which include network over-capacity, bankruptcy of key telecommunications customers and suppliers and the overall economic uncertainties in the world economy. As a result of these uncertainties and lack of capital spending, Corning has continued to see its revenues and profitability decline in its Telecommunications Segment. Corning does not expect any meaningful recovery in the Telecommunications Segment through at least 2003. As a result, Corning announced further restructuring initiatives in October 2002 to help achieve profitability in 2003. The total pre-tax restructuring and impairment charges for the full year are currently expected to range between $1.2 billion and $1.3 billion.

Corning has undertaken actions to generate cash and strengthen its balance sheet. These include:

..    issuance  in July and  August  2002 of 7%  Series C  Mandatory  Convertible
     Preferred Stock generating net cash proceeds of $441 million, and
..    repurchase  and  retirement of debt with an accreted  value of $278 million for cash of $183 million for the nine months ended September 30, 2002. In addition, Corning has repurchased and retired additional debt with an accreted value of $204 million for $118 million in cash through October 29, 2002. These transactions resulted in pre-tax gains of $90 million through September 30, 2002 and $83 million through October 29, 2002.

Results of Operations

Net sales totaled $837 million for the third quarter of 2002, a decrease of 45% compared with sales of $1.5 billion in the prior year third quarter. Net sales for the nine months ended September 30, 2002, were $2.6 billion, a decrease of 50% compared to the prior year period of $5.3 billion. The sales decline in both periods was most pronounced in the Telecommunications Segment. Significantly lower demand and price declines for Corning's fiber and cable and photonic technologies products drove a sales decline in that segment of approximately 66% and 68% for the quarter and nine months of 2002 compared to the prior year periods.

As a percentage of net sales, third quarter gross margin decreased to 19% from 34% in the prior year quarter and nine months gross margin decreased to 22% from 35% in the prior nine-month period. Gross margin continues to be impacted by lower sales volumes, particularly in the Telecommunications Segment where the lower volumes are insufficient to cover the fixed manufacturing costs. Downward pricing pressure also continues to negatively impact margins, primarily in the optical fiber and cable business.

Selling, general and administrative (SG&A) expenses decreased 41% to $158 million for the third quarter compared to the prior year quarter, however SG&A increased 1 point as a percentage of net sales to 19%. On a year to date basis, SG&A declined 33% to $538 million while SG&A increased 5 points as a percentage of net sales to 20%. The decreases in expense for the quarter and nine months reflect the impact of the restructuring actions and, for the quarter, approximately $20 million of favorable adjustments to compensation and benefit accruals and property tax refunds while the increases as a percentage of net sales indicate the decline in revenues continues to outpace the cost savings impact of restructuring actions.

Research, development and engineering expenses (RD&E) totaled $115 million and $375 million for the quarter and nine months which represented a decline of 25% and 23%, respectively, compared to the prior year periods. As a percentage of net sales, RD&E increased 4 points and 5 points for the quarter and nine months, respectively, to 14% for both periods. The decreases in total expense for the quarter and nine months reflect the impact of the restructuring actions while the increases as a percentage of net sales indicate the decline in revenues continues to outpace the cost savings impact of restructuring actions.

Corning's operating loss as a percentage of net sales deteriorated 10 points to 29% for the third quarter of 2002 compared to the prior year period, primarily due to the deterioration in gross margin, in addition to SG&A and RD&E as discussed above. For the nine months ended September 30, 2002 and 2001, operating loss as a percentage of net sales improved 55 points to 37%. The 2001 results were impacted by a $4.8 billion charge for the impairment of goodwill and intangible assets in the second quarter.

Equity earnings for the quarter totaled $42 million for an 8% increase over the same period in 2001 primarily due to higher equity earnings in the display technologies business. As a percentage of net sales, equity earnings improved 2 points over the third quarter of 2001 to 5%. On a year to date basis, equity earnings were $97 million for an 18% decline over the nine month period of 2001 primarily due to the impairment of an equity investment in the second quarter of 2002. As a percentage of net sales, equity earnings increased 2 points over the same period of 2001 to 4% of net sales primarily due to the decline in sales.

Corning's net loss totaled $133 million, or $0.25 per share, in the third quarter of 2002, compared to a net loss of $220 million or, $0.24 per share, in the third quarter of 2001. On a year to date basis, Corning incurred a net loss of $593 million, or $0.74 per share, compared to a net loss of $4,843 million, or $5.21 per share, for the nine months ended September 30, 2001. The third quarter 2001 net loss and diluted loss per share, after adjusting for the impact of Statement of Financial Accounting Standards (SFAS) No. 142, was $145 million, or $0.15 per share. Net loss and diluted loss per share on a year to date basis for 2001 and adjusted for SFAS No. 142 was $4,529 million, or $4.88 per share.

Corning's third quarter and year to date results reflect significantly lower volumes and prices in the Telecommunications Segment compared to the same periods for the prior year. The third quarter 2002 results also include net charges of $125 million ($85 million after-tax) resulting from restructuring actions and impairment charges undertaken in the third quarter. These charges are described in Restructuring, Impairment and Other Charges. In addition, the third quarter results include a gain of $22 million ($13 million after-tax) due to repurchases and retirement of a portion of Corning's zero coupon convertible debentures.

Corning's results for the third quarter of 2001 were impacted by restructuring actions of $339 million ($222 million after-tax) which included charges for headcount reduction, exit costs and impairment of property, plant and equipment. The year to date loss for 2001 was largely attributable to a charge of approximately $4.8 billion ($4.7 billion after-tax) in the second quarter to impair goodwill and certain other intangible assets of the photonic technologies business. Restructuring charges through nine months of 2001 totaled $347 million ($227 million after-tax). In addition, year to date results were also affected by a charge of $273 million ($184 million after-tax) in the second quarter to write-down excess and obsolete inventory in the photonic technologies business.

Net loss as a percentage of net sales deteriorated 1 point to 16% for the third quarter of 2002 compared to the same period in 2001. The deterioration reflected in gross margin and operating loss was partially offset by the gains on repurchases of debt and increased income tax benefits for the quarter.
Comparisons of a percentage on a year to date basis are not meaningful due to the very large after-tax second quarter 2001 impairment charge of $4.7 billion.

Restructuring, Impairment and Other Charges

2002 Restructuring Actions
--------------------------

Second Quarter
--------------
During the second quarter, Corning undertook actions to reduce its costs. The intent to do so was announced in April 2002. At that time, it was estimated that restructuring, fixed asset impairments and impairments of investments could total approximately $600 million and would be recorded over the second and third quarters.

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
                                                        =======

In addition, equity earnings included a $14 million charge to impair an investment in an international cabling venture.

     Restructuring Charges
     ---------------------
     The second quarter restructuring charge of $204 million included $192 million of employee separation costs (including curtailment losses related to pension and postretirement health care plans) and $12 million in other exit costs (principally lease termination and contract cancellation payments). The charge entailed the elimination of approximately 3,600 hourly and salaried positions in the Telecommunications Segment and corporate research and administrative staffs organizations. Employees have been informed of the restructuring initiatives and benefits available to them under applicable benefit plans. These benefits included involuntary separation, early retirement and social programs.

     Impairment of Plant and Equipment
     ---------------------------------
     Corning has evaluated the carrying value of the long-lived assets at each site impacted by the restructuring actions for impairment. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from that asset are less than the carrying value of the asset. The impairment charges were determined based on the amount by which the carrying value exceeded the fair market value of the asset. Corning recorded $224 million in the second quarter to impair plant and equipment relating to facilities to be shutdown or disposed, primarily in the fiber and cable business, the photonic technologies business and certain research facilities. Of this total charge, $107 million pertained to abandoned construction projects in the fiber and cable business, primarily the latest expansion in Concord, NC and Oklahoma City, OK.

     A significant portion of the assets impaired was recently acquired, or built in connection with capacity expansions in anticipation of future demand. Most of the impaired facilities are currently available for sale, others will be demolished or abandoned. The impaired equipment will be auctioned, sold, disposed or abandoned during 2002 and 2003.

     Loss on Divestiture
     -------------------

     In May 2002, Corning completed the sale of its appliance controls group which was included in the controls and connectors business in the Telecommunications Segment. In the second and third quarter of 2002, Corning received cash of $24 million and note proceeds of $6 million and recorded a loss on the sale of approximately $16 million ($10 million after-tax).

     Impairment of Cost Investments
     ------------------------------

     In the second quarter, Corning recorded a $60 million ($37 million after-tax) charge for other than temporary declines in certain cost investments in the Telecommunications Segment. These investments have been written off.

     Third Quarter
     -------------
     The charges recorded in the third quarter are summarized in the following table and described in greater detail below:

     Employee related costs                                     $    47
     Exit costs                                                      11
                                                                -------
       Subtotal - restructuring charges                              58
     Fixed asset impairments                                         67
                                                                -------
       Total pre-tax charges                                        125
     Tax benefit and minority interest                               40
                                                                -------
       Total after-tax and minority interest charges            $    85
                                                                =======

     Restructuring Charges
     ---------------------
     The third quarter restructuring charge of $58 million includes $47 million of employee separation costs (including special termination benefits related to pension and postretirement health care plans) and $11 million in other exit costs (principally lease termination and contract cancellation payments). The charge entails the elimination of approximately 1,000 positions in the Telecommunications Segment and corporate research and administrative staffs organizations. Employees have been informed of the restructuring initiatives and benefits available to them under applicable benefit plans. These benefits include involuntary separation, early retirement and social programs.

     The following table summarizes the headcount reduction for the second and third quarter 2002 actions:

                                                          U.S. Hourly       U.S. Salaried     Non-U.S.      Total
                                                          --------------------------------------------------------
     Second quarter charge                                     850             1,800             950         3,600
     Third quarter charge                                      200               350             450         1,000
                                                          --------         ---------        --------     ---------
         Total                                               1,050             2,150           1,400         4,600
                                                          ========         =========        ========     =========

     Separated at September 30, 2002                           475             1,875             650         3,000

     Corning expects the remaining 1,600 employees to be separated by September 30, 2003.

     Impairment of Plant and Equipment
     ---------------------------------
     Corning  recorded  $67 million to impair  plant and  equipment  relating to facilities  to be shutdown or  disposed,  primarily  in the fiber and cable
     business,   the  photonic   technologies   business  and  certain  research
     facilities.

Cost Savings
------------

Corning expects to realize annualized savings of approximately $265 million as a result of the second and third quarter 2002 restructuring actions. The savings consist of lower wage and benefit costs, avoided depreciation and fixed costs on closed facilities.

Although certain of the cost reduction programs will positively impact second half results, management does not expect to realize all of the savings until the beginning of 2003. Approximately 40% of the savings from the restructuring actions will be realized in cost of sales with the remainder split between selling, general and administrative and research, development and engineering expenses.

Fourth Quarter
--------------
On October 30, 2002, Corning announced its intent to take additional measures to attain profitability in 2003. The continued decline in demand in the Telecommunications Segment requires further restructuring to bring capacity in line with current revenues. The fourth quarter pre-tax charge is expected to approximate $550 million to $650 million and impact approximately 2,200 employees. Corning expects to realize annualized cost savings of approximately $165 million as a result of the fourth quarter actions. Approximately one quarter of this charge is expected to be paid in cash. The fourth quarter actions will include:

..    permanent  closing of Corning's  optical  fiber  manufacturing  facility in
     Noble Park, Victoria, Australia, and the proposed closing of its Neustadt Bei Coburg, Germany plant. These closures are proposed to be completed by early 2003. Corning will also mothball its optical fiber manufacturing
     facility  in  Concord,   NC  and  transfer  certain   capabilities  to  its
     Wilmington, NC facility. Corning believes that the Concord facility can be returned to productive capacity within six to nine months of a decision to reopen,
..    proposed  reductions in capacity and  employment  in Corning's  cabling and hardware and equipment locations worldwide to reduce costs, and
..    permanent   closure  of  its   photonic   technologies   thin  film  filter
     manufacturing facility in Marlborough, MA by the end of 2002.

The charge for these actions includes exit costs and impairment of the closed facilities and severance costs associated with closed and mothballed locations. Management is still considering additional actions that may be announced later in the fourth quarter. It is possible that additional impairments and restructuring charges will result from these actions or decreases in expected cash flows from assets not abandoned.

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

These actions resulted in a pre-tax charge totaling $961 million ($590 million after-tax and minority interest) for the year ended December 31, 2001. The charge included restructuring costs of $419 million and $542 million for the impairment of plant and equipment. Approximately one third of the total charge was expected to be paid in cash. As of September 30, 2002, approximately 11,800 of the 12,000 employees had been separated under the plans. Corning expects the remaining 200 employees to be separated by December 31, 2002. Certain obligations of the plans will be paid in 2003 and beyond.

The following table illustrates the charges, credits and balances of the restructuring reserves as of September 30, 2002:

(In millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                             Net                          Cash
                                                          December 31,    charges/       Non-cash       payments        Sept. 30,
                                                             2001          credits        charges        in 2002          2002
----------------------------------------------------------------------------------------------------------------------------------
Restructuring reserve:
Employee related costs                                    $    198       $     234 (a)  $      35       $    177       $     220
Other charges                                                   78              23                            16              85
                                                          ----------------------------------------------------------------------
     Total restructuring reserve                          $    276       $     257      $      35       $    193       $     305
                                                          ----------------------------------------------------------------------

Impairment of long-lived assets:
Assets held for disposal                                                 $     302 (b)  $     302
Cost investments                                                                60             60
                                                                         ------------------------
     Total impairment charges                                            $     362      $     362
                                                                         ------------------------

Total restructuring and impairment
  charges and credits                                                    $     619
                                                                         =========

(a) Amount is net of $5 million adjustment in employee related costs reflecting the difference between estimated and actual costs.
(b) Amount is net of $5 million adjustment to assumed salvage values on asset disposals.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." Among other provisions, goodwill is no longer amortized but is subject to impairment tests at least annually. Corning adopted SFAS No. 142 on January 1, 2002. Corning completed its initial impairment review during the first quarter and concluded a transitional impairment charge from the adoption of the standard was not required.

Corning has selected the fourth quarter to conduct annual impairment tests. The outcome of the impairment test is primarily dependent upon the fair value of the reporting units. Business conditions in the telecommunications industry have deteriorated during the year and are depressed such that it appears the fair value of Corning's telecommunications reporting unit is currently lower than at the benchmark assessment date of January 2002. As part of the annual impairment test, management is currently studying short and long-term market indicators and alternative growth patterns. Based on the work performed to date, it appears reasonably possible that a portion, but not all of the company's goodwill is impaired. Management will complete the impairment test in the fourth quarter and record any required goodwill impairment charge. The goodwill related to the Telecommunications Segment is $1.9 billion at September 30, 2002. Management believes there are a range of possible outcomes and no assurance can be given that an impairment charge will not be required. A charge would lower the company's equity and could reduce availability under the unused $2.0 billion revolving credit facility. See Liquidity and Capital Resources for further information.

Outlook

Business conditions in the Telecommunications Segment have been very difficult due to sharply reduced capital spending by telecommunications companies. Management expects that these difficult conditions may continue through at least the end of 2003. While management ultimately expects a recovery, it is difficult to forecast when capital spending by Corning's customers will return to normal levels and therefore difficult to forecast future revenues and earnings in this segment in the short term.

Corning expects fourth quarter net sales to be in the range of $775 million to $825 million and also anticipates a loss in a range of $0.08 to $0.12 per share, excluding restructuring and impairment charges. Continued pricing pressure will impact revenues and sales in the telecommunications businesses are expected to remain at depressed levels. Corning anticipates revenues from its Advanced Materials and Information Display Segments to remain strong in the fourth quarter led by its liquid crystal display business, which continues to operate at full capacity.

Management continues to believe Corning has ample liquidity to meet its funding needs for the foreseeable future. Corning finished the third quarter with $1.6 billion in cash and short-term investments and an unused revolving credit facility of $2.0 billion. Capital spending for 2002 is expected to approximate $400 million.

Operating Segments

Corning's reportable operating segments consist of: Telecommunications, Advanced Materials and Information Display. Corning includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income. In the second quarter of 2002, Corning revised its definition of segment net income. Prior to the second quarter, Corning disclosed restructuring and impairment charges by segment but excluded this from quantitative segment results. These charges have now been included in the segment net income and historical periods have been conformed to this presentation. Information about the performance of Corning's three operating segments for the third quarter and nine months of 2002 and 2001 is presented below. These amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments.

Corning prepared the financial results for its three operating segments on a basis that is consistent with the manner in which Corning management internally disaggregates financial information to assist in making internal operating decisions. Corning has allocated some common expenses among segments differently than it would for stand-alone financial information prepared in accordance with GAAP. These expenses include interest, taxes, and corporate functions. Allocation methodologies are described in Corning's 2001 Form 10-K/A. Segment net income may not be consistent with measures used by other companies.


------------------------------------------------------------------------------------------------------------------------------------
Telecommunications                                                        Three Months Ended                  Nine Months Ended
(In millions)                                                                September 30,                      September 30,
                                                                         2002              2001             2002              2001
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Optical fiber and cable                                             $     195      $     779          $     662        $   2,593
   Hardware and equipment                                                    136            187                424              666
   Photonic technologies                                                      17             76                 92              494
   Controls and connectors                                                    18             47                 90              162
                                                                       ---------      ---------          ---------        ---------
     Total net sales                                                   $     366      $   1,089          $   1,268        $   3,915
                                                                       =========      =========          =========        =========
Research, development and engineering expenses                         $      71      $     110          $     243        $     366
Interest expense                                                       $      27      $      24          $      84        $      72
Segment (loss) earnings before equity (losses) earnings
  and restructuring, impairment and other charges                      $    (132)     $      14          $    (409)       $     184
   Equity in (losses) earnings of associated companies                        (5)             4                (12)              15
                                                                       ---------      ---------          ---------        ---------
Segment (loss) earnings before restructuring,
  impairment and other charges                                              (137)            18               (421)             199
Restructuring, impairment and other charges, net of tax                      (61)          (222)              (320)          (4,948)
                                                                       ---------      ---------          ---------        ---------
Segment net loss                                                       $    (198)     $    (204)         $    (741)       $  (4,749)
                                                                       =========      =========          =========        =========

Segment (loss) earnings before equity (losses) earnings
  and restructuring, impairment and other charges as a
  percentage of segment sales                                             (36.1)%           1.3%            (32.3)%            4.7%
Segment (loss) earnings before restructuring, impairment
  and other charges as a percentage of segment sales                      (37.4)%           1.7%            (33.2)%            5.1%
------------------------------------------------------------------------------------------------------------------------------------

The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment, and photonic modules and components for the worldwide telecommunications industry. Sales of each business in the segment are provided in the table above.

Segment Restructuring Actions and Impairment Charges
----------------------------------------------------
This segment incurred significant restructuring and impairment charges in both years. The second and third quarter 2002 charges are described in detail in Restructuring, Impairment and Other Charges. The activities were undertaken to reduce the operating cost structure as a result of continued lower revenues. Approximately half of the 2002 charge is impairment of fixed assets, primarily in the fiber and cable business. The majority of the asset impairments in this business represent the permanent abandonment of certain construction projects that had been stopped in 2001 in the fiber and cable business. The rest of the charge represents impairments of cost based investments, primarily in the photonic technologies business, and severance and benefits for retirees and separated personnel in all businesses. The restructuring actions announced for the fourth quarter will impact all of the businesses within this segment.

The impairment charge incurred in the second quarter of 2001 relates to goodwill and certain acquired intangible assets from acquisitions in the photonic technologies business.

Segment Overview
----------------
As the restructuring and impairment charges are described above, the performance discussion below addresses losses and earnings before restructuring, impairment and other charges.

Sales in the segment declined 66% and 68% from the third quarter and nine months of 2001, respectively, as each business in the segment experienced a significant decline in volume. The segment incurred losses of $137 million and $421 million before restructuring, impairment and other charges in the third quarter and nine months of 2002, compared to income of $18 million and $199 million in the prior year periods, primarily due to the significant decrease in sales volume. Each business also reported a loss in 2002 for the third quarter and nine months. The declines from 2001 are caused by significantly reduced volumes in all businesses as a result of the lack of capital spending in the telecommunications industry.

Optical Fiber and Cable
-----------------------
The optical fiber and cable business is the largest business in the segment. Sales in the optical fiber and cable business declined 75% for both the quarter and nine months ended September 30, 2002, compared to the prior year periods. The decrease was primarily due to a sales volume decline for fiber and cable products of more than 60% for the quarter and nine months over the comparable prior year periods as well as double digit price declines.

The optical fiber and cable business incurred a loss before restructuring, impairment and other charges for both the quarter and nine months of 2002, compared to profits in the prior year periods due to significantly lower sales volume, declining prices and unfavorable product mix.

As discussed earlier in the MD&A, this business will undertake significant restructuring actions in the fourth quarter. The actions will include permanent closure of two smaller international fiber manufacturing plants and the mothballing of the Concord facility. In addition, cabling operations will continue to be consolidated. Corning is not exiting any product or business lines as a result of the decision to reduce capacity but is adjusting capacity to most efficiently meet expected demand levels through at least 2003. Management believes that the Concord facility can be returned to productive capacity within six to nine months of a decision to do so and construction in progress at the Concord facility can be completed efficiently. Management believes the Concord and Wilmington plants will provide sufficient capacity for the foreseeable future of this business.

Hardware and Equipment
----------------------
Sales in the hardware and equipment business decreased 27% and 36% for the three and nine months ended September 30, 2002, compared to the same periods of 2001. The sales decreases were primarily due to the overall lack of spending impacting the entire telecommunications industry. The loss for the quarter doubled over the loss incurred in the third quarter of 2001, primarily due to the decrease in sales volume. The year to date loss was also driven by lower volumes and price pressure compared to earnings in 2001.

This business will undertake restructuring actions in the fourth quarter. These actions are expected to include exiting certain product lines, headcount reductions and asset impairments.

Photonic Technologies
---------------------
Sales in the photonic technologies business declined 78% and 81% for the three and nine months ended September 30, 2002, primarily due to lower sales volume as network buildouts in the telecommunications industry have declined resulting in much lower demand for photonic products. The business incurred a loss for the quarter and nine months of 2002, primarily due to significantly lower sales volumes. However, the 2002 losses improved over the losses incurred in the comparable periods of 2001, primarily due to the significant inventory write-down in the second quarter of 2001. The results in 2002 also reflect cost reductions resulting from restructuring actions taken in 2001 and early 2002.

The 2001 year to date results for this business include a write-down of inventory of $274 million. During the second quarter of 2002, the business favorably resolved an open issue from the third quarter of 2001 with a major customer, resulting in the recognition of revenue of $14 million and pre-tax income of $3 million. This revenue was recognized in part on shipment of inventory previously reserved. In addition, the business settled an open matter with a significant vendor resulting in the reversal of a vendor reserve of $20 million that was recorded in the third quarter of 2001. In total, the impact of these settlements in the second quarter was income of $23 million pre-tax. The business also recorded inventory write-downs of $20 million pre-tax in the second quarter of 2002.

The photonic technologies business operates in a severely depressed market environment. In the third quarter, certain competitors indicated they will exit the business and others announced decisions to consolidate or restructure. Industry consolidation could impact Corning's sales adversely in the short term. Management is evaluating the consequences of these industry events on the long term positioning of this business in the marketplace and is continuing to evaluate alternative strategic decisions for the photonic technologies business. While certain product lines are promising in the event of industry recovery, the pace of that recovery is uncertain. Some of the alternatives under consideration may entail significant restructuring charges or write-downs in tangible or intangible assets. Long-lived assets of this business adjusted for announced fourth quarter impairments approximate $400 million at September 30, 2002.

Controls and Connectors
-----------------------
Sales in the controls and connectors business decreased 62% and 45% for the three and nine months ended September 30, 2002, due to the sale of the appliance controls group in May 2002 and the lack of capital spending in the telecommunications industry. Earnings were also down due to the lower sales volumes as the business incurred losses for the quarter and nine months of 2002 compared to earnings in both periods in 2001. The loss on divestiture of $16 million ($10 million after-tax) is included in restructuring, impairment and other charges. Restructuring actions to be taken in the fourth quarter are intended to reduce operating costs within this business.

------------------------------------------------------------------------------------------------------------------------------------
Advanced Materials                                                        Three Months Ended                  Nine Months Ended
(In millions)                                                                September 30,                      September 30,
                                                                         2002              2001             2002              2001
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Environmental technologies                                          $     102      $      90          $     298        $    294
   Life sciences                                                              71             65                215             204
   Other advanced materials                                                   66             79                201             269
                                                                       ---------      ---------          ---------        --------
     Total net sales                                                   $     239      $     234          $     714        $    767
                                                                       =========      =========          =========        ========
Research, development and engineering expenses                         $      31      $      31          $      94        $     87
Interest expense                                                       $       9      $       7          $      25        $     17
Segment earnings before equity earnings and
  restructuring charges                                                $       2      $       2          $      12        $     39
   Equity in earnings of associated companies                                 11              6                 31              19
                                                                       ---------      ---------          ---------        --------
Segment earnings before restructuring charges                                 13              8                 43              58
Restructuring charges, net of tax                                             (3)                               (4)
                                                                       ---------      ---------          ---------        --------
Segment net income                                                     $      10      $       8          $      39        $     58
                                                                       =========      =========          =========        ========

Segment earnings before equity earnings and
  restructuring charges as a percentage of segment sales                    0.8%           0.9%               1.7%            5.1%
Segment earnings before restructuring charges
  as a percentage of segment sales                                          5.4%           3.4%               6.0%            7.6%
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

Sales in the Advanced Materials Segment in the third quarter of 2002 were relatively flat compared to the third quarter of 2001, as decreased demand for semiconductor materials and the exit of lighting products was offset by increased sales in environmental technologies and life sciences. Sales declined 7% for the nine months ended September 30, 2002, compared to the prior year period as the demand for semiconductor materials fell sharply in the first quarter. Segment earnings before restructuring charges increased 63% in the third quarter of 2002 compared to the prior year quarter primarily due to improved performance in life sciences and environmental technologies. Segment earnings before restructuring charges declined 26% for the nine months ended September 30, 2002, compared to the prior year period, as improved operating performance in the life sciences business and stronger equity earnings was more than offset by decreased earnings in the environmental technologies and semiconductor materials businesses.

Sales in the environmental technologies business increased 13% for the third quarter of 2002, compared to 2001 primarily due to higher sales volume. The sales growth was driven by increased auto production due to financing incentives by automobile manufacturers. Sales for the first nine months of 2002 were relatively flat compared to the prior year period as higher sales volume was offset by downward pricing pressure. Earnings in this business increased over 50% for the third quarter, primarily due to higher equity earnings. Earnings decreased over 10% for the nine months ended September 30, 2002, as the increase in equity earnings was offset by price declines as well as increased manufacturing and development costs related to new products.

Sales in the life sciences business increased 9% and 5% for the third quarter and nine months of 2002, compared to the same periods of 2001 due to strong growth in all product lines. Earnings in the business for both the quarter and nine months of 2002 more than doubled over the comparable periods of 2001, primarily due to cost savings resulting from the discontinuation of Corning's investment in microarray technology products in the third quarter of 2001, improved manufacturing efficiencies and higher sales.

Sales in Corning's other Advanced Materials businesses decreased 16% and 25% from the third quarter and nine months of 2001, respectively. These decreases were led by lower sales volume of high purity fused silica products in the semiconductor materials business as capital spending in the semiconductor equipment industry continues to be down. The loss for the quarter doubled over the loss incurred in the prior year quarter while the business went from a modest profit for the nine months of 2001 to a loss in the same period of 2002. The losses are due to significantly lower sales volume and increased spending in development and engineering for calcium fluoride products.

------------------------------------------------------------------------------------------------------------------------------------
Information Display                                                       Three Months Ended                  Nine Months Ended
(In millions)                                                                September 30,                      September 30,
                                                                         2002              2001             2002              2001
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Display technologies                                                $     106      $      79          $     301        $    228
   Precision lens                                                             75             57                203             168
   Conventional video components                                              47             47                131             206
                                                                       ---------      ---------          ---------        --------
     Total net sales                                                   $     228      $     183          $     635        $    602
                                                                       =========      =========          =========        ========
Research, development and engineering expenses                         $      13      $      12          $      38        $     31
Interest expense                                                       $      10      $       6          $      27        $     16
Segment earnings before minority interest,
  equity earnings and restructuring charges                            $      17      $      11          $      28        $     57
   Minority interest in losses (earnings) of subsidiaries                      5              1                 16             (11)
   Equity in earnings of associated companies                                 32             27                 86              81
                                                                       ---------      ---------          ---------        --------
Segment net income before restructuring charges                               54             39                130             127
Restructuring charges, net of tax                                             (1)                               (1)
                                                                       ---------      ---------          ---------        --------
Segment net income                                                     $      53      $      39          $     129        $    127
                                                                       =========      =========          =========        ========

Segment earnings before minority interest, equity earnings
  and restructuring charges as a percentage of segment sales                7.5%           6.0%               4.4%            9.5%
Segment net income before restructuring charges as a percentage
  of segment sales                                                         23.7%          21.3%              20.5%           21.1%
------------------------------------------------------------------------------------------------------------------------------------

The Information Display Segment manufactures glass panels and funnels for televisions and CRTs (conventional video components), liquid crystal display glass for flat panel display (display technologies) and precision lens assemblies for projection video systems.

Sales in the Information Display Segment increased 25% and 5% in the third quarter and nine months of 2002, respectively, compared to the comparable periods of 2001. Strong growth in the display technologies and precision lens businesses drove the quarter increase while on a year to date basis the strong growth in both businesses was partially offset by extremely weak sales in the conventional video components business. Segment net income in the third quarter increased 38% compared to the same period in 2001 primarily due to display technologies and precision lens while segment net income remained relatively flat for nine months of 2002, compared to the prior year as significantly lower earnings at conventional video components were offset by performance improvements in the display technologies and precision lens businesses.

Sales in the display technologies business increased 34% and 32% in the third quarter and nine months of 2002 compared to 2001, due to higher sales volume, as penetration in the desktop market increased, and less pressure on the yen. The prior year's nine month sales were unusually weak due to an inventory correction in the industry in the first quarter of 2001. Volume gains of over 50% for the quarter and nine months of 2002 were partially offset by price declines and foreign currency exposure to the yen. Earnings in the business increased over 30% for the quarter and nine months compared to the prior year periods primarily due to volume gains and improved equity earnings from Samsung Corning Precision, a Korean manufacturer of liquid crystal display glass. This business is expected to continue its growth. Both Corning and Samsung Corning Precision Glass Co. have recently approved expansions of manufacturing capacity in Taiwan and Korea, respectively. These capital projects are expected to begin with production anticipated to start in 2003.

Sales in the precision lens business increased 32% and 21% in the third quarter and nine months of 2002 compared to the prior year periods, as a result of continued strong volume growth for digital projection televisions, particularly in North America and Asia, driven by demand for larger size televisions in the entertainment market sector. Earnings in this business for the third quarter of 2002 increased more than 50% over the prior year period due to sales volume gains. Earnings for the nine months ended September 30, 2002, increased more than 30% over the prior year period as sales volume gains were partially offset by price declines.

Sales in the conventional video components business were flat in the third quarter of 2002 compared to 2001 while sales declined 36% over the nine months of 2002 compared to 2001. Pricing pressure is strong in this market due to increased competition. A significant portion of this business is concentrated with few customers, two of which have recently merged. One significant customer has exited the business and sales demand from another key customer is uncertain. Management is considering operational and strategic alternatives should the business continue to decline. The loss in the base business increased for the third quarter and nine months, compared to 2001 due to decreased sales volume and a continued increase in competitive pricing pressure. Corning's investment in the long-lived assets of this business totaled approximately $115 million at September 30, 2002. Samsung Corning, a 50% owned manufacturer of glass panels and funnels based in South Korea, also experienced pricing pressure resulting in a decline in equity earnings for the third quarter and nine months of 2002 compared to the prior year periods.

The totals of Corning's operating segments were as follows:

                                                                    Three months ended              Nine months ended
                                                                       September 30,                  September 30,
                                                                  ----------------------         ----------------------
                                                                     2002         2001             2002          2001
                                                                  ---------     --------         ---------    ---------
Total Segments
Net sales                                                         $     833     $  1,506         $   2,617    $   5,284
Research, development and engineering expenses                    $     115     $    153         $     375    $     484
Interest expense                                                  $      46     $     37         $     136    $     105
Segment (loss) earnings before minority interest,
  equity earnings and restructuring, impairment and
  other charges                                                   $    (113)    $     27         $    (369)   $     280
    Minority interest in losses (earnings) of subsidiaries                5            1                16          (11)
    Equity in earnings of associated companies                           38           37               105          115
                                                                  ---------     --------         ---------    ---------
Segment (loss) earnings before restructuring, impairment
  and other charges                                                     (70)          65              (248)         384
Restructuring, impairment and other charges, net of tax                 (65)        (222)             (325)      (4,948)
                                                                  ---------     --------         ---------    ---------
Segment net loss                                                  $    (135)    $   (157)        $    (573)   $  (4,564)
                                                                  =========     ========         =========    =========

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was as follows (in millions):

                                                                    Three months ended              Nine months ended
                                                                       September 30,                  September 30,
                                                                  ----------------------         ----------------------
                                                                     2002         2001             2002          2001
                                                                  ---------     --------         ---------    ---------
Net sales
       Total segment net sales                                    $     833     $  1,506         $   2,617    $   5,284
       Non-segment net sales (a)                                          4            3                14           14
                                                                  ---------     --------         ---------    ---------

           Total net sales                                        $     837     $  1,509         $   2,631    $   5,298
                                                                  =========     ========         =========    =========


Net loss
       Total segment net loss (b)                                 $    (135)    $   (157)        $    (573)   $  (4,564)
           Unallocated items:
       Non-segment loss and other (a)                                    (2)          (1)               (4)          (4)
       Amortization of goodwill (c)                                                  (35)                          (328)
       Non-segment restructuring, impairment and
         other charges (d)                                              (28)                          (155)
       Interest income (e)                                               10           15                34           50
       Gain on repurchases of debt (e)                                   22                             90
       Income tax (f)                                                    (3)         (44)                8           (1)
       Minority interest                                                                                 1
       Equity in earnings of associated companies (a)                     3            2                 6            4
                                                                  ---------     --------         ---------    ---------

           Net loss                                               $    (133)    $   (220)        $    (593)   $  (4,843)
                                                                  =========     ========         =========    =========

(a)  Includes amounts derived from corporate investments and activities.
(b)  Includes royalty, interest and dividend income.
(c)  Amortization  of  goodwill  relates  primarily  to  the  Telecommunications
     Segment.
(d) Amount includes special termination benefit charges of $5 million and pension and postretirement benefit curtailment charges of $35 million recorded in the third quarter and nine months of 2002, respectively. The balance of the charge relates to restructuring and impairment charges in the corporate research and administrative staff organizations.
(e) Corporate interest income and gain on repurchases of debt is not allocated to reportable segments.
(f)  Includes tax associated with unallocated items.

Income Taxes

Corning's effective income tax benefit rate for the three and nine month periods ended September 30, 2002, was 30.3% and 29.7%, respectively. The income tax benefit rate in the third quarter and nine months of 2002 was impacted by specific tax benefit calculations for restructuring, impairment and other charges and the gain on repurchases of debt. The effective benefit rate without consideration of these items was 31.1% and 27%, respectively, for the quarter and nine months of 2002. The effective income tax benefit rate in the quarter and year to date is lower than the U.S. statutory income tax rate of 35% due to the impact of unusable tax credits and nondeductible expenses and losses.

In 2002, the U.S. enacted tax legislation that extended the net operating loss carryback period from two to five years. Due to this legislation change, Corning will be able to carryback the anticipated 2002 U.S. federal net operating loss and claim a refund which would not have otherwise been available. Current assets at September 30, 2002, include a receivable of $185 million as a result of Corning availing itself of this opportunity. Corning expects to receive this refund in the second quarter of 2003.

The effective income tax benefit rate for the three and nine months ended September 30, 2001, was 18.8% and 0.6%. These tax rates are much lower than the U.S. statutory income tax rate, primarily due to non-tax deductible amortization of acquired intangibles and goodwill.

Liquidity and Capital Resources

At September 30, 2002, Corning had $1.6 billion in cash and short-term investments and an unused revolving credit facility of $2.0 billion. Cash and cash equivalents decreased $54 million from December 31, 2001, while short-term investments decreased $564 million for the same period. Significant uses of cash and short-term investments in 2002 include $654 million of net debt repayments and $193 million of restructuring payments. Cash and short-term investments were essentially flat compared to September 30, 2001, as the proceeds from issuance of 3.5% convertible debt in November 2001 and 7% Series C mandatory convertible preferred stock in August 2002 (as discussed below) were offset by the debt repayments and restructuring payments.

During the first nine months of 2002, Corning made payments of $177 million related to employee costs and $16 million in other exit costs related to the restructuring actions. Corning expects additional payments to approximate $143 million in the fourth quarter and $350 million in 2003. Corning expects approximately one-third of the 2002 restructuring charges to be paid in cash.

In July and August 2002, Corning issued 5.75 million shares of 7% Series C mandatory convertible preferred stock having a liquidation preference of $100 per share, plus accrued and unpaid dividends, resulting in proceeds of $558 million. The mandatory convertible stock has an annual dividend rate of 7%, payable quarterly in cash. The first dividend payment date will be November 16, 2002. The dividends are also payable immediately upon conversion to Corning common stock. At the time Corning issued the Series C convertible stock, a one-time dividend was declared for all dividends that will be payable from issuance through the mandatory conversion date of August 16, 2005. Corning secured the payment of the dividends through the issuance of a promissory note and used a portion of the proceeds from the sale of the Series C preferred stock to purchase $117 million of U.S. treasury securities that was pledged as collateral to secure the payments on the promissory note evidencing its obligation to pay dividends resulting in net proceeds of $441 million. In addition, Corning redeemed the remaining 69 thousand shares of Series B preferred stock for $7 million in August.

The Series C preferred stock will automatically convert on the mandatory conversion date of August 16, 2005, into between 50.813 and 62.5 shares of Corning common stock, depending on the then current market price. At any time prior to the mandatory conversion date, holders may elect to convert in whole or part of their shares of Series C preferred stock into 50.813 shares of common stock plus an amount of cash equal to the market value at that time of the pro rata share of the collateral portfolio that secures the promissory note. At September 30, 2002, approximately 3.3 million shares of the Series C preferred stock had been converted into 167.9 million common shares.

As the closing price of Corning common stock was $1.60 on July 31, 2002, the holder could immediately convert the Series C preferred stock and obtain a value of $101.72 (50.813 shares valued at $1.60 plus $20.42 in future dividends) indicating that the preferred stock contains a beneficial conversion feature of $1.72 per preferred share. The beneficial conversion totaled approximately $10 million and was charged to retained earnings in the third quarter. The beneficial conversion is also deducted from earnings attributable to common shareholders in the third quarter and nine months earnings per share calculations of 2002.

Cash requirements for working capital, research and development, acquisitions, capital expenditures, debt repayments, and restructuring liabilities are expected to be funded from cash, short-term investments on hand and business dispositions.

Cash Flows

For the nine months ended September 30, 2002, cash used in operations was $149 million, primarily due to reduced sales, lower accounts payable and other current liabilities and $193 million of cash payments for restructuring charges. Operations provided cash of $1,224 million in the first nine months of 2001 after adjustment for non cash items primarily due to restructuring, impairment and other charges. The adverse trend is primarily due to the sharp decline in revenues in the Telecommunications Segment.

Cash provided by investing activities was $219 million through September 30, 2002, reflecting net cash of $566 million from short-term investments and $30 million from the sale of the appliance controls group partially offset by $283 million of capital expenditures and $56 million of acquisitions. This compares to a use of cash totaling $1,954 million in the same period of 2001. The variance between years is primarily due to significantly lower capital spending which was reduced 82% from 2001.

Cash used in financing activities for the first nine months of 2002 was $147 million and reflected $558 million in proceeds from the issuance of preferred stock offset by a $475 million reduction of short-term debt, which included the repayment of all commercial paper. In addition, $183 million was used for open market repurchases of a portion of the zero coupon convertible debentures and $67 million was used for preferred stock dividends. This compares to cash provided by financing activities of $222 million in 2001 which included proceeds of $225 million from a common stock offering in August 2001 and dividend payments of $112 million to common shareholders.

As of September 30, 2002, Corning repurchased and retired a portion of its zero coupon convertible debentures due November 8, 2015, with an accreted value of $278 million in exchange for cash of $183 million in a series of open market purchases. Corning recorded a pre-tax gain of $90 million on these transactions, net of the write-off of the unamortized issuance costs. Corning recorded the gain on repurchases as a component of income from continuing operations, as permitted by SFAS No. 145. The debentures may be put back to Corning on November 8, 2005, at $819.54 per debenture and on November 8, 2010, at $905.29 per debenture. Corning has the option of settling this obligation in cash, common stock, or a combination of both. From time to time, Corning may repurchase certain additional debt securities in open market or privately negotiated transactions.

Working Capital

Balance sheet and working capital measures are provided in the following table:

                                                                                              As of
                                                                ---------------------------------------------------------------
                                                                 Sept. 30, 2002         December 31, 2001        Sept. 30, 2001
                                                                 --------------         -----------------        --------------
Working capital                                                   $2.0 billion            $2.1 billion            $2.1 billion
Working capital, excluding cash and short-term investments        $442 million           $(106) million           $547 million
Current assets to current liabilities                                 2.4:1                   2.1:1                   2.2:1
Trade accounts receivable, net of allowances                      $541 million            $593 million            $904 million
Days sales outstanding                                                 58                      55                      60
Inventories                                                       $619 million            $725 million            $958 million
Inventory turns                                                        4.2                     4.5                     4.1

The increase in working capital, excluding cash and short-term investments, reflects lower short-term borrowings and accounts payable and higher deferred taxes compared to December 31, 2001. The decrease in working capital, excluding cash and short-term investments, compared to September 30, 2001, was primarily due to large decreases in trade accounts receivable and inventories. The increase in days sales outstanding, compared to December 31, 2001, resulted from lower December sales due to the scheduled facility shutdowns at year-end. The large decrease in trade accounts receivable and inventories, compared to September 30, 2001, was due to the significant decline in revenues and demand for telecommunication products.

Financing Matters and Credit Ratings

Corning had no commercial paper borrowings as of September 30, 2002, nor does it anticipate issuing commercial paper for the foreseeable future. Corning maintains a $2.0 billion revolving credit facility with 18 banks, expiring on August 17, 2005. As of September 30, 2002, there were no borrowings under the credit facility. The facility includes a covenant requiring Corning to maintain a total debt to capital ratio, as defined, not greater than 60%. At September 30, 2002, and December 31, 2001, this ratio was 44% and 47%, respectively compared with 41% at September 30, 2001. The decrease in total debt to capital from December 31, 2001, to September 30, 2002, was due to the issuance of mandatory convertible preferred stock and open market purchases of a portion of the zero coupon convertible debentures and repayment of commercial paper. The ratio increase from September 2001 to September 2002 was due to the net losses incurred in 2002 and the issuance of convertible debt in November 2001. As disclosed in Goodwill and Other Intangible Assets, further declines in Corning's Telecommunications Segment could cause future impairments of goodwill, tangible or intangible assets or restructuring charges. These items could cause a material increase to Corning's debt to capital ratio. Management believes there are a range of possible outcomes and no assurance can be given that an impairment charge will not be required. As of September 30, 2002, Corning had not provided vendor financing to any of its customers.

Corning's credit ratings as of October 30, 2002, were as follows:

RATING AGENCY                      Rating                        Rating
Last Update                    Long-Term Debt               Commercial Paper
-----------------              --------------               ----------------

Standard & Poor's                 BB+                               B
    July 29, 2002
Moody's                           Ba2                           Not Prime
    July 29, 2002
Fitch                             BB                                B
    July 24, 2002

Note:  All three rating agencies maintain a Negative Outlook.

In July 2002, all three rating agencies announced a downgrade which is reflected in the ratings above. Although the sub-investment grade ratings preclude Corning's access to the commercial paper market, Corning's overall financial flexibility continues to be adequate as a result of its cash position, short-term investment holdings and committed revolving credit facilities.

An additional downgrade could further impact Corning's ability to enter into foreign exchange hedge contracts with a duration of greater than a year. Such limitation would not significantly impact the company's current hedging program. In addition, the sub-investment grade credit rating has in some instances resulted in requirements to deposit cash with counterparties under performance surety bond and letter of credit arrangements.

Obligations, Commitments and Contingencies

Corning's cash obligations, commercial commitments and contingencies were relatively the same as those disclosed in Corning's Form 10-K/A filed March 7, 2002, except for a decrease of approximately $75 million, primarily in contingencies related to acquisitions and performance bonds. See Note 11 to Consolidated Financial Statements for an updated discussion of Corning's litigation exposure associated with Pittsburgh Corning Corporation.

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

In the third quarter, due to the significant downturn in demand for telecommunication's products, Corning decided to suspend the research related to these projects. When the demand for Corning's telecommunication products rebounds, management will reevaluate the market at that time and a decision will be made as to whether research and development on these projects should resume.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. Corning described the items that require management's most difficult, subjective or complex judgments in its Form 10-K/A filed March 7, 2002. This disclosure continues to be relevant to the current year.

The current economic depression in the telecommunications industry has introduced additional uncertainty and makes judgments in 2002 about allowances for bad debts and inventory realization more complex. The creditworthiness of customers requires reliance on information provided by analysts if the company is public and judgments about the liquidity of other companies based on incomplete information. Inventory realization requires estimates of market demand for product on hand and forecasting of future technological developments. Inventory reserves are the most judgmental in the photonics business where the items are highly technical and built to customer specifications. At September 30, 2002, the inventory carrying value associated with this business approximated $38 million.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. Corning is required to implement SFAS No. 146 on January 1, 2003. Corning has not yet determined the impact, if any, that this standard will have on its consolidated financial position or results of operations.

Forward-Looking Statements

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the SEC on Form 8-K and related comments by management which are not historical facts or information and contain words such as "believes," "expects," "anticipates," "estimates," "forecasts," and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-    global economic conditions,
-    currency fluctuations,
-    product demand and industry capacity,
-    competitive products and pricing,
-    sufficiency of manufacturing capacity and efficiencies,
-    cost reductions,
-    availability and costs of critical materials,
-    new product development and commercialization,
-    attracting and retaining key personnel,
-    order activity and demand from major customers,
- fluctuations in capital spending by customers in the telecommunications industry and other business segments,
-    financial condition of customers
-    changes in the mix of sales between premium and non-premium products,
-    facility expansions and new plant start-up costs,
- adverse litigation or regulatory developments, including future or pending tax legislation,
-    adequacy and availability of insurance per Series C Prospectus
-    capital resource and cash flow activities,
-    capital spending,
-    equity company activities,
-    interest costs,
-    acquisition and divestiture activity,
-    the rate of technology change,
-    the ability to enforce patents,
-    product performance issues,
-    stock price fluctuations, and
-    other risks detailed in Corning's SEC filings.

Risk Factors

Set forth below and elsewhere in this Quarterly Report, and in other documents we file with the SEC, are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements or other projections contained in this Quarterly Report. In addition, future results could be materially affected by general industry and market conditions, general U.S. and non-U.S. economic and political conditions, including a global economic slowdown, fluctuation of interest rates or currency exchange rates, terrorism or international conflicts, natural disasters or other disruptions of expected economic conditions.

Our sales could be negatively impacted if one or more of our key customers substantially reduce orders for our products

     Our customer base is relatively concentrated with less than 10 significant customers accounting for a high percentage (greater than 50%) of net sales in most of our businesses. However, no individual customer accounts for more than 10% of consolidated sales.

     Over recent periods, most of our major customers in the Telecommunications Segment have reduced their purchases of our products and have expressed uncertainty as to their future requirements. As a result, our sales have declined and it is difficult to predict future sales accurately. The conditions contributing to this difficulty include:

     .    the prolonged downturn in the telecommunications industry;
     . uncertainty regarding the capital spending plans of the major telecommunications carriers, upon which our customers and, ultimately we, depend for sales;
     . the telecommunications carriers' current limited access to the capital required for expansion; and
     .    general market and economic uncertainty.

     While we have responded to the depressed market by reducing excess capacity and cutting costs, we cannot assure you that our plans will be successful in mitigating the adverse effects of a prolonged downturn. The current downturn in the telecommunications industry may be more severe and prolonged than expected. If our net sales continue to decline, our ability to meet financial expectations for future periods may be impaired.

If we do not successfully adjust our manufacturing volumes and fixed cost structure, or achieve manufacturing yields or sufficient product reliability, our operating results could suffer

     In the current economic and industry downturn, we have responded to the softer market by cutting costs, including the reduction of our manufacturing volumes. In 2001, we closed seven major manufacturing facilities and downsized our workforce by approximately 12,000 positions. We have continued to execute our restructuring plans in 2002 and expect to close two fiber facilities and mothball another and to close several smaller photonics, cabling and hardware and equipment locations. We have announced plans in 2002 to reduce our workforce by approximately 6,800 positions by early 2003. We may not be able to complete our planned restructuring and facility consolidation activities as expected or, even if we do so, we may not achieve all of the cost reductions that we anticipate. We cannot assure you that our plans will be successful in mitigating the adverse effects of a softer market, nor can we assure you that additional adjustments will not be necessary to respond to further market changes.

     The manufacturing of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Any changes in our manufacturing processes or those of our suppliers could significantly reduce our manufacturing yields and product reliability. In some cases, existing manufacturing may be insufficient to achieve the volume or cost targets of our customers. We will need to develop new manufacturing processes and techniques to achieve targeted volume and cost levels. While we continue to fund projects to improve our manufacturing techniques and processes, we may not achieve cost levels in our manufacturing activities that will fully satisfy our customers.

We have incurred, and may in the future incur, restructuring, inventory-related and other charges, the amounts of which are difficult to predict accurately

     The negative trends, primarily in the telecommunications industry, beginning in 2001 such as excess manufacturing capacity, increased intensity of competition and growing pressure in price and profits have continued to hamper the industry in 2002. In the nine months ended September 30, 2002, we have recorded charges totaling $619 million ($413 million after-tax and minority interest). The charges included $257 million for restructuring charges, $286 million for impairment of assets, $60 million for the write-off of cost based investments and $16 million for the loss on disposal of a business.

     We also anticipate an additional pre-tax restructuring charge in the fourth quarter of 2002 in the range of $550 million to $650 million. Management is still considering additional actions that may be announced later in the fourth quarter. It is possible that additional impairments and restructuring charges will result from these actions or decreases in expected cash flows from assets not abandoned.

     Our ability to forecast our customers' needs for our products in the current economic and industry environment is very limited. Our results in 2001 included significant charges for inventory write-downs, primarily in the photonic technologies business. Write-downs in this business have continued in 2002.

     Corning  may  record  additional  charges  for   restructuring,   inventory
adjustments, or other asset impairments if the downturn is more severe or prolonged than we currently anticipate.

If the markets for our products do not develop and expand as we anticipate, demand for our products may decline further, which would negatively impact our results of operations and financial performance

     The markets for our products are characterized by rapidly changing technologies, evolving industry standards and frequent new product introductions. Our success is expected to depend, in substantial part, on the timely and successful introduction of new products, upgrades of current products to comply with emerging industry standards, our ability to acquire technologies needed to remain competitive and our ability to address competing technologies and products. In addition, the following factors related to our products and the markets for them, if not achieved, could have an adverse impact on our results of operations and financial performance:

     . our ability to introduce leading products such as optical fiber, glass for flat panel displays, and environmental substrate products that can command competitive prices in the marketplace;
     . our ability to maintain or achieve a favorable mix of sales between premium and non-premium products;
     . our ability to continue to develop new product lines to address our customers' diverse needs within the several market segments in which we participate. This requires a high level of innovation, as well as the accurate anticipation of technological and market trends; or
     . our ability to create the infrastructure required to support anticipated growth in certain businesses.

Corning's reduced investment in research, development and engineering could limit our ability to develop new products for the future.

We face pricing pressures in each of our leading businesses that could adversely affect our results of operations and financial performance

     We periodically face pricing pressures in each of our leading businesses as a result of intense competition, emerging new technologies, and manufacturing efficiencies in both the domestic and the international marketplaces. While we will work toward reducing our costs to respond to the pricing pressures that may continue, we may not be able to achieve proportionate reductions in costs. As a result of overcapacity and the current economic and industry downturn in the Telecommunications Segment, pricing pressures may increase in the foreseeable future, particularly in our optical fiber and cable business, which has experienced price declines of 10% to 15% in the third quarter of 2002.

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

     Acquisitions recorded as purchases for accounting purposes have resulted, and in the future may result, in the recognition of significant amounts of goodwill and other purchased intangibles. The potential impairment of these assets could reduce our net income and shareholders' equity.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142 pursuant to which goodwill will no longer be amortized, but will be subject to impairment tests at least annually. SFAS No. 142 was effective for us on January 1, 2002.

     We completed our initial impairment review during the first quarter of 2002 and concluded that a transitional impairment charge from adoption of the standard was not required. Corning has selected the fourth quarter to conduct annual impairment tests. The outcome of the impairment test is primarily dependent upon the fair value of the reporting units. Business conditions in the telecommunications industry have deteriorated during the year and are depressed such that it appears the fair value of Corning's telecommunications reporting unit is currently lower than at the benchmark assessment date of January 2002. As part of the annual impairment test, management is currently studying short and long-term market indicators and alternative growth patterns. Based on the work performed to date, it appears reasonably possible that a portion, but not all of the company's goodwill is impaired. Management will complete the impairment test in the fourth quarter and record any required goodwill impairment charge. The goodwill related to the Telecommunications Segment is $1.9 billion at September 30, 2002. Management believes there are a range of possible outcomes and no assurance can be given that an impairment charge will not be required. A charge would lower the company's equity and could reduce availability under the unused $2.0 billion revolving credit facility.

We may be limited in our ability to obtain additional capital on commercially reasonable terms

     Although we believe existing cash, short-term investments and borrowing capacity, collectively, provide adequate resources to fund ongoing operating requirements, we may be required to seek additional financing to compete effectively in our markets. Our public debt ratings affect our ability to raise capital and the cost of such capital. In July 2002, Fitch downgraded our senior unsecured long-term debt rating from BBB- to BB. In July 2002, Standard & Poor's downgraded our senior unsecured long-term debt rating from BBB- to BB+ and short-term debt credit rating from A-3 to B. Also, in July 2002, Moody's reduced our senior unsecured long-term debt rating from Baa3 to Ba2 and short-term debt credit rating from Prime-3 to Not Prime. All of the rating agencies have maintained negative outlooks. These and any further downgrades may increase our cost of capital borrowing costs and affect our ability to access the debt capital markets on a consistent basis. In addition, the pricing of our common stock may limit our ability to access the equity capital markets on terms and in amounts that would be satisfactory to us.
     We may experience difficulties as a result of our lower debt ratings including but not limited to the following:
     . Customers may seek alternative suppliers if they become concerned about Corning's financial condition.
     . We may face increasing requirements to post cash collateral for performance bonds.
     . Counter parties may not want to accept the risk in foreign exchange hedging transactions with Corning.

     We are subject under our revolving credit facility to a covenant that requires us to maintain a ratio of total debt to capital, as defined under the credit facility, of not greater than 0.60 to 1.00. Our total debt to capital ratio was 0.44 at September 30, 2002. This covenant may also limit our ability to borrow additional funds. Further declines in our Telecommunications Segment could cause impairments of goodwill, tangible or intangible assets or restructuring charges related to our overall business. These items could cause a material increase in our total debt to capital ratio.

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

Interruptions of supplies from our key suppliers may affect our results of operations and financial performance

     Interruptions of supplies from our key suppliers could disrupt production or impact our ability to increase production and sales. We do not have long-term or volume purchase agreements with every supplier, and may have limited options for alternative supply if these suppliers fail, for any reason, including their business failure or financial difficulties, to continue the supply of components.

We face intense competition in most of our businesses

     We expect that we will face additional competition from existing competitors and from a number of companies that may enter our markets. Because some of the markets in which we compete have been historically characterized by rapid growth and are characterized by rapid technology changes, smaller niche and start-up companies may become our principal competitors in the future. We must invest in research and development, expand our engineering, manufacturing and marketing capabilities, and continue to improve customer service and support in order to remain competitive. While we expect to undertake the investment and effort in each of these areas, we are reducing our expenditure levels and cannot assure you that we will be able to maintain or improve our competitive position. In particular, the net losses in our Telecommunications Segment may constrain our ability to invest as much as we would like in each of these areas. In addition, while some of our competitors are similarly experiencing the effects of this market turmoil, they may have greater financial, engineering, manufacturing, marketing or other support resources.

We may experience difficulties in enforcing our intellectual property rights and we may be subject to claims of infringement of the intellectual property rights of others

     We may encounter difficulties in protecting our intellectual property rights or obtaining rights to additional intellectual property necessary to permit us to continue or expand our businesses. We cannot assure you that the patents that we hold or may obtain will provide meaningful protection against our competitors or competitive technologies. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Litigation is inherently uncertain and the outcome is often unpredictable. Other companies hold patents on technologies used in our industries and are aggressively seeking to expand, enforce and license their patent portfolios.
     The intellectual property rights of others could inhibit our ability to introduce new products. We are, and may in the future be, subject to claims of intellectual property infringement or misappropriation and we cannot assure you as to the outcome of such claims. Litigation or claims against us could force us to cease selling or using any of our products that incorporate the intellectual property that is the subject of such claims, obtain a license from a third party, or redesign or rename our products. These actions, if possible, could result in substantial costs or loss of revenue.

Current or future litigation may harm our financial condition or results of operations

     Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits against Pittsburgh Corning Corporation and several other defendants involving claims alleging personal injury from exposure to asbestos. As described in Legal Proceedings in our reports filed with the SEC, our recent negotiations with the representatives of asbestos claimants have failed to produce a settlement to date and it currently appears more likely than not that we will litigate these cases. Alternatively, in the event that we reach a global settlement through the Pittsburgh Corning Corporation bankruptcy process, the outcome may be material to the results of operations for the period in which such costs, if any, are recognized. Management expects that any after-tax charge resulting from Corning's contributions as part of a possible settlement could approximate $100 million to $150 million and will depend upon the timing of contributions and relative participation of insurance carriers. Management cannot provide assurances that the ultimate outcome of a settlement would be within this range.

We face risks related to our international operations and sales

     We have customers located outside the United States, as well as significant non-United States operations, including manufacturing and sales. As a result of these international operations, we face a number of risks, including:

     .    difficulty of effectively managing our diverse global operations;
     .    change in regulatory requirements;
     .    tariffs and other trade barriers;
     .    political and economic instability in foreign markets; and
     . fluctuations in foreign currencies which may make our products less competitive in countries in which local currencies decline in value relative to the dollar.

If we fail to retain and attract key personnel, our results of operations and financial performance may suffer

     Our future success will be determined in part by our ability to retain and attract key scientific and technical personnel for our research, development and engineering efforts. Our business also depends on the continued contributions of our executive officers and other key management. We may also find it more difficult to retain or attract qualified employees due to our uncertain outlook and reductions affecting compensation, benefits, and employee equity participation programs. While we believe that we have been successful in retaining and attracting key personnel, we cannot assure you that we will continue to be successful in the future.

If the financial condition of our customers declines, our credit risks could increase

     Recently, certain of our customers have filed with the courts seeking protection under the applicable bankruptcy or reorganization laws or have been experiencing financial difficulties. We have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable, as well as the loss of such customer's ongoing business. If our customers fail to meet their payment obligations to us, we could experience reduced cash flows and losses in excess of amounts reserved. As of September 30, 2002, reserves for trade receivables totaled approximately $48 million.

We may not have adequate insurance coverage for claims against us

     We face the risk of loss resulting from, and adverse publicity associated with, product liability, securities, fiduciary liability, intellectual property, contractual, warranty, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property and comprehensive general liability insurance may not be adequate to cover such claims, insurance costs may increase substantially and we may not be able to get adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policy limits could require us to pay substantial sums. In addition, we may not be able to insure against certain risks or obtain some types of insurance, such as terrorism insurance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to Corning's market risk exposure since December 31, 2001, except for the following change described below.

Interest Rate Risk Management

In March and April of 2002, Corning entered into interest rate swaps that are fair value hedges and economically exchanged $275 million of fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, Corning will pay the counterparty a floating rate that is indexed to the six-month LIBOR rate and receive the fixed rates of 8.3% to 8.875%, which are the stated interest rates on the long-term debt instruments. As a result of these transactions, Corning is exposed to the impact of interest rate changes. The interest rate on these instruments is reset every six months and they expire in 14 to 23 years. It is Corning's policy to conservatively manage its exposure to changes in interest rates. Corning's policy is that total floating and variable rate debt will not exceed 35% of the total debt portfolio at anytime. At September 30, 2002, Corning's consolidated debt portfolio contained approximately 8% of variable rate instruments.

ITEM 4.  CONTROLS AND PROCEDURES


(a)  Evaluation of Disclosure Controls and Procedures

     Corning's Chief Executive Officer and Chief Financial Officer have evaluated the company's disclosure controls and procedures as of October 29, 2002, and they concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to October 29, 2002.

                           Part II - Other Information
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $23 million for its estimated liability for environmental cleanup and litigation at September 30, 2002. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Schwinger Toxins Lawsuit. In April 2002, Corning was served with a complaint for plaintiffs past and current injuries allegedly arising from the release of hazardous and toxic substances from a Sylvania nuclear materials processing facility near Hicksville, New York. An amended complaint was served in September 2002, naming 205 plaintiffs and seeking damages in excess of $3 billion. The complaint names more than 20 other corporate defendants and is pending in the United States District Court for the Eastern District of New York. Plaintiffs claim to have sustained numerous types of cancer and other medical conditions; some plaintiffs seek recovery for alleged injuries to their decedents who died as many as 20 years ago. A status conference originally set for September 17, 2002, was reset for October 31, 2002. It is anticipated that the filing date for defendants' motion to dismiss will be December 2, 2002. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the risk of a materially adverse verdict is remote.

Stevens Toxins Lawsuit. In April 2002, Stevens, and eight other named plaintiffs, initiated a proposed class action, in the Supreme Court of the State of New York against many of the same defendants named in the Schwinger action. At that time Corning was not named as a defendant. That action was amended and filed in September 2002 to include Corning as a defendant and removed to the United States District Court for the Eastern District of New York. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the risk of a materially adverse verdict is remote.

Dow Corning Bankruptcy. Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation. On May 15, 1995, Dow Corning sought protection under the reorganization provisions of Chapter 11 of the United States Bankruptcy Code and thereby obtained a stay of approximately 19,000 breast-implant product liability lawsuits. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan) which was confirmed by the Bankruptcy Court on November 30, 1999. On December 21, 1999, the Bankruptcy Court issued an opinion that approved the principal elements of the Joint Plan with respect to tort claimants, but construed the Joint Plan as providing releases for third parties (including Corning and Dow Chemical as shareholders) only with respect to tort claimants who voted in favor of the Joint Plan. On November 13, 2000, the District Court entered an Order reversing the Bankruptcy Court's December 21, 1999, Opinion on the release and injunction provisions and confirmed the Joint Plan. On January 29, 2002, the U.S. Court of Appeals for the Sixth Circuit affirmed the determinations made in the District Court with respect to the foreign claimants, but remanded to the District Court for further proceedings with respect to certain lien claims of the U.S. government and with respect to the findings supporting the non-debtor releases in favor of Dow Corning's shareholders, foreign subsidiaries and insurers. In the District Court, the Plan proponents and opponents filed briefs on the open issues, which include the issues surrounding the non-debtor releases, and the District Court heard arguments on the remanded issues on June 14, 2002. The District Court reserved decision. It is probable that any decision by the District Court will be subject to further appeals. The Plan proponents agreed to settle the lien claims of the U.S. government for $9.8 million to be paid from the Settlement Fund under the Plan. This settlement was approved by the District Court in the third quarter of 2002. If the Joint Plan with shareholder releases is upheld after all appeals, any remaining personal injury claims against Corning in these matters will be channeled to the resolution procedures under the Plan. If the Joint Plan with shareholder releases is not upheld after all appeals, Corning would expect to defend any remaining claims against it (and any new claims) on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and in many state courts as described under the heading Implant Tort Lawsuits immediately hereafter. Management believes that the claims against Corning lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.3 billion, subject to the limitations, terms and conditions stated in the Joint Plan. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and issuance of senior notes, to its commercial creditors. These creditors claim approximately $810 million in principal plus an additional sum for pendency interest, costs and fees from the petition date (May 15, 1995) through the effective date under the Plan when payment is made. The commercial creditors have contested the Bankruptcy Court's disallowance of their claims for post-petition interest at default rates of interest, and have appealed to the District Court. The District Court heard oral argument this appeal on May 2, 2002, and has not yet ruled. The amount of additional interest cost and fees claimed by the commercial creditors is approximately $100 million pre-tax more than Dow Corning believes it should pay. If and when it appears likely Dow Corning will emerge from bankruptcy, Corning expects to resume the recognition of equity earnings from Dow Corning. Corning does not expect to receive dividends from Dow Corning in the foreseeable future.

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

From December 2001 through April 2002, Corning and three of its officers and directors were named defendants and served in four lawsuits alleging violations of the U.S. securities laws in connection with Corning's November 2000 offering of $2.7 billion zero coupon convertible debentures, due November 2015, and 30 million shares of common stock. These lawsuits are pending in the United States District Court for the Western District of New York. In addition, the Company and the same three officers and directors were named and served in ten lawsuits alleging selective disclosures and non-disclosures that allegedly inflated the price of Corning's Common Stock in the period from September 2000 through June 2001. The plaintiffs in these actions seek to represent classes of purchasers of Corning's stock in all or part of the period indicated. On August 2, 2002, the District Court entered an order consolidating these actions for all purposes, designating lead plaintiffs and lead counsel, and directing that a consolidated complaint be served within sixty days. The deadline for serving the consolidated complaint was later extended through October 25, 2002. This order provides that defendants shall have sixty days after service of the consolidated complaint to answer, move or respond. The order further sets a schedule for briefing a motion to dismiss and provides that a motion to certify the action as a class action shall be filed after all motions to dismiss are resolved. Another lawsuit has been filed, also in the Western District of New York, on behalf of participants in the Company's Investment Plan for Salaried Employees, purportedly as a class action on behalf of participants in the Plan who purchased or held Corning stock in a Plan account. The defendants in that action responded with a motion to dismiss the lawsuit on a variety of grounds. The plaintiffs filed opposing papers on October 10, 2002. After defendants file reply papers, a hearing will be scheduled for oral argument on the motion. Management is prepared to defend these lawsuits vigorously and, recognizing that the outcome of litigation is uncertain, believes that these will be resolved, net of applicable insurance, without material impact on Corning's financial statements.

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

The Injunction Period as to Corning was extended through September 30, 2002, when it expired by its terms. Under the terms of the Bankruptcy Court's Order, Corning has 90 days from September 30, 2002 to seek removal and transfer of pending cases in which it is named as a defendant. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld and that Corning has strong legal defenses to any claims of direct liability arising from PCC's asbestos products.

After PPG announced its settlement, negotiations between representatives of the asbestos claimants and Corning became more intensive. These negotiations have failed to produce a settlement, but discussions continue intermittently. In Corning's negotiations with the asbestos claimants, the range of negotiations has been framed by demands translating into approximately $400 million to $500 million in net present value (inclusive of insurance), which is significantly lower than that reflected in the PPG settlement. These negotiations have been difficult, and no assurances can be offered that a settlement can be concluded within this range.

Based on negotiations to date, management believes that a settlement (if one can be reached) would probably include some combination of the following elements: cash payments by Corning over time into a trust; contribution of Corning's shares in PCC and Pittsburgh Corning Europe and common shares of Corning; and insurance through cash payments or assignments of certain rights to insurance proceeds. However, the structure of a settlement has not been agreed and management can not estimate the likelihood that any settlement will emerge from negotiations with the claimants or Corning's insurers, or the probability that Corning will be able to secure a release through PCC's plan of reorganization upon terms and conditions satisfactory to Corning.

At this time, it appears more likely than not that Corning will litigate the asbestos cases, but will continue to explore a settlement through the bankruptcy process. The exposure for this asbestos litigation (net of insurance) cannot be estimated at this time due to the wide range of potential outcomes. Corning is also currently named in approximately 11,400 other cases (approximately 34,000 claims) alleging injuries from asbestos. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and the outcome of litigation is uncertain.

As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At September 30, 2002, Corning has not recorded any additional charges associated with the outcome of this litigation. As noted above, management believes there are strong legal defenses to the claims against Corning. Management estimates that the insurance coverage available to Corning related to these matters exceeds $600 million and depending on the outcome of potential coverage issues may exceed $1 billion. Management estimates that the low end of the range of loss resulting from continued litigation is not material. Due to the inherent uncertainty of asbestos related litigation, management is unable to estimate the maximum exposure from this litigation.

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

Under either alternative, management believes these matters will be resolved without material impact to Corning's overall financial position or its liquidity

Astrium. In December of 2000, Astrium, SAS and Astrium, Ltd. filed a complaint for negligence in the United States District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries
(prior to Corning's acquisition of NetOptix) in such a way that the amount of electricity the satellite can produce and their effective life were materially reduced. NetOptix has denied that the coatings produced by NetOptix or its subsidiaries caused the damage alleged in the complaint, or that it is legally liable for any damages which Astrium may have experienced. Formal discovery through document production and depositions has begun and will continue through October 2002 for fact witnesses and January 2003 for experts. In April 2002, the Court granted motions for summary judgment by NetOptix and other defendants to dismiss the negligence claims, but permitted plaintiffs to add fraud and negligent misrepresentation claims against all defendants and a breach of warranty claim against NetOptix and its subsidiaries. In October 2002 the Court again granted defendants' motions for summary judgment and dismissed the negligent misrepresentation and breach of warranty claims. The only claims remaining are claims by plaintiff for intentional fraud against all defendants. Based upon the current case management order, a trial has been scheduled for April 15, 2003. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that there are strong defenses to these claims and believes they will be resolved without material impact on Corning's financial statements.

Optel Arbitration. On June 28, 2002, Madeco S.A. and Madeco Brasil Ltda. filed a notice of arbitration and statement of claim against Corning International Corporation with the American Arbitration Association in New York, New York, alleging "breaches of its contractual duties and partnership obligations to Madeco." Among other things, Madeco requested "no less than $20 Million to compensate Madeco for the breach of its rights under the Put Option, plus additional damages caused by Corning's failure to perform under the Investment Agreement and related contracts." The arbitration panel has been convened and mediation is a possibility, but not yet scheduled. It is anticipated that arbitration hearings will not commence until the first quarter of 2003. Based upon the information developed to date and recognizing that the outcome of arbitration is uncertain, management believes that the risk of a materially adverse verdict is remote.

Astarte/Tellium. In July of 2002, Corning filed a demand for binding arbitration between Corning and Astarte Fiber Networks Inc.; Tellium, Inc.; AFN, LLC; and their related parties. The arbitration concerns a contract relating to certain patents and patent applications previously owned by Astarte and now held by AFN and Tellium, Astarte's successor. Corning's demand includes a claim for approximately $38 million from those parties due to material misrepresentations and fraud, as well as a claim to have the contract cancelled for breach. AFN has counterclaimed in the arbitration, asking the arbitrators to decide that Corning remains obligated under the contract for future contingent payments to AFN of up to $50 million. While the outcome of arbitration proceedings concerning complex contracts involving intellectual property matters cannot be predicted with certainty, based upon the information discovered to date, management believes that Corning's claims are well founded and that the dispute will be resolved in Corning's favor without material negative impact on Corning's financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits

          3. The Company filed a Certificate of Amendment to its Certificate of Incorporation with the New York State Secretary of State on August 5, 2002 and filed a Form 8-K on August 7, 2002 containing that full text, which is hereby incorporated by reference.

          10. The Company entered into a Pledge, Assignment and Collateral Agency Agreement with Citibank, N.A. and a Paying Agency Agreement with Citibank, N.A. on August 6, 2002 and filed a Form 8-K on August 7, 2002 containing the full text of both agreements, which are hereby incorporated by reference.

          12. Ratio of earnings to fixed charges for the nine months ended September 30, 2002 and 2001.

          99.1 Certification of James R. Houghton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of James B. Flaws pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          Nine reports on Form 8-K were filed July 23, 2002, July 23, 2002, July 29, 2002, July 30, 2002*, July 30, 2002*, August 1, 2002, August 2,
          2002, August 7, 2002, and August 26, 2002 during the quarter ended September 30, 2002 reporting matters under Item 5, Other Events,
          reporting  a   Certificate   of  Amendment  of  the   Certificate   of
          Incorporation  of  Corning   Incorporated  (filed  on  August  7)  and
          incorporated by reference under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits and furnishing material under Item 9*.

          *Information furnished under Item 9 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under
          Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 for such Regulation FD disclosures.

Other items under Part II are not applicable.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                             CORNING INCORPORATED
                                                 (Registrant)






    November 1, 2002                          /s/ JAMES B. FLAWS
-------------------------       ---------------------------------------------
          Date                                  James B. Flaws
                                   Vice Chairman and Chief Financial Officer
                                         (Principal Financial Officer)





    November 1, 2002                        /s/ KATHERINE A. ASBECK
-------------------------       ---------------------------------------------
          Date                                Katherine A. Asbeck
                                     Senior Vice President and Controller
                                        (Principal Accounting Officer)

                                 CERTIFICATIONS
                                 --------------


I, James R. Houghton, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Corning Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





     November 1, 2002                          /s/ JAMES R. HOUGHTON
--------------------------        --------------------------------------------
           Date                                  James R. Houghton
                                       Chairman and Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------


I, James B. Flaws, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Corning Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





    November 1, 2002                           /s/ JAMES B. FLAWS
--------------------------       ---------------------------------------------
         Date                                    James B. Flaws
                                    Vice Chairman and Chief Financial Officer

                                                                      EXHIBIT 12
CORNING INCORPORATED AND SUBSIDIARY COMPANIES
COMPUTATION  OF RATIO OF  EARNINGS  TO  COMBINED  FIXED  CHARGES  AND  PREFERRED
DIVIDENDS
(In millions, except ratios)

                                                                             For the nine months ended
                                                                           -----------------------------
                                                                              Sept. 30,       Sept. 30,
                                                                                2002            2001
                                                                           ------------      -----------
Loss before taxes on income                                                $    (1,006)      $   (4,980)
Adjustments:
    Distributed income of equity investees                                          81                69
    Amortization of capitalized interest                                             7                 8
    Fixed charges net of capitalized interest                                      167               130
                                                                           -----------       -----------

Loss before taxes and fixed charges as adjusted                                   (751)           (4,773)
                                                                           ===========       ===========

Fixed charges:
   Interest incurred                                                               141               145
   Portion of rent expense which represents interest factor                         31                22
   Amortization of debt costs                                                        5                 3
                                                                           -----------       -----------

Total fixed charges                                                                177               170
Capitalized interest                                                               (10)              (40)
                                                                           -----------       -----------

Total fixed charges net of capitalized interest                                    167               130
                                                                           ===========       ===========

Preferred dividends:
   Preferred dividend requirement                                                  127
   Ratio of pre-tax income to income before minority interest
     and equity earnings                                                           1.0              1.0
   Pre-tax preferred dividend requirement                                          127
                                                                           -----------       -----------

Total fixed charges                                                                177               170
                                                                           -----------       -----------

Fixed charges and pre-tax preferred dividend requirement                           304               170
                                                                           ===========       ===========

Ratio of earnings to combined fixed charges and
  preferred dividends                                                            *                 *
                                                                           ===========       ===========

Ratio of earnings to fixed charges                                               *                 *
                                                                           ===========       ===========


* Loss before taxes and fixed charges as adjusted were inadequate to cover total fixed charges by approximately $928 million and $4.9 billion at September 30, 2002 and 2001, respectively and inadequate to cover fixed charges and pre-tax dividend requirement by approximately $1.1 billion and $4.9 billion at September 30, 2002 and 2001, respectively.

                                                                    Exhibit 99.1

                              CORNING INCORPORATED

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Corning Incorporated (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
R. Houghton, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





      November 1, 2002                         /s/ JAMES R. HOUGHTON
---------------------------           ------------------------------------------
            Date                                 James R. Houghton
                                         Chairman and Chief Executive Officer

                                                                    Exhibit 99.2



                              CORNING INCORPORATED

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Corning Incorporated (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
B. Flaws, Vice Chairman and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






     November 1, 2002                         /s/ JAMES B. FLAWS
--------------------------        ---------------------------------------------
           Date                                 James B. Flaws
                                    Vice Chairman and Chief Financial Officer