Form 10-K
period 2002-12-31
CORNING INC /NY
filed 2003-02-20
CIK 24741

United States
                                 Securities and
                               Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

--------------------------------------------------------------------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year ended December 31, 2002
                          Commission file number 1-3247


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

 Common Stock, $0.50 par value, with            New York Stock Exchange
attached Preferred Share Purchase Right            SWX Swiss Exchange

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

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined by Exchange Act Rule 12b-2).   Yes   X     No
                                           -----      -----

As of June 30, 2002, shares held by non-affiliates of Corning Incorporated had an aggregate market value of approximately $3.4 billion. Shares of Corning's common stock outstanding as of February 5, 2003, were 1,198,688,205.

                       Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement dated March 3, 2003, and filed for the Registrant's 2003 Annual Meeting of Shareholders are incorporated into Part III, as specifically set forth in Part III.

                                     PART I

Corning Incorporated and its consolidated subsidiaries is hereinafter sometimes referred to as the "the Company," "the Registrant," "Corning," or "we."

This report contains forward-looking statements that involve a number of risks and uncertainties. These statements relate to our future plans, objectives, expectations and estimates and may contain words such as "believes," "expects," "anticipates," "estimates," "forecasts," or similar expressions. Our actual results could differ materially from what is expressed or forecasted in our forward-looking statements. Some of the factors that could contribute to these differences include those discussed under "Forward-Looking Statements," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report.

Item 1.  Business
-----------------

General

Corning traces its origins to a glass business established in 1851. The present corporation was incorporated in the State of New York in December 1936, and its name was changed from Corning Glass Works to Corning Incorporated on April 28, 1989.

Corning is a global, technology-based corporation, which operates in two reportable business segments: Telecommunications and Technologies.

Telecommunications Segment

The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment and photonic modules and components for the worldwide telecommunications industry. Within Corning's optical fiber and cable business, Corning invented the first low-loss optical fiber more than 30 years ago and offers a range of optical fiber technology products and enhancements for a variety of applications, including premises, access, metropolitan, long-haul and submarine networks. Corning makes and sells Infinicor(R) fibers for local area networks, data centers and central offices; SMF-28(R) and SMF-28e(TM) single mode optical fiber, providing additional transmission wavelengths in metropolitan and access networks; LEAF(R) optical fiber for long-haul, regional and metropolitan networks; and Vascade(R) submarine optical fibers for use in undersea networks. Corning has two large optical fiber manufacturing facilities in North Carolina, as well as a controlling interest in Shanghai COF Fiber Optics Co. Ltd. in China, purchased from Lucent Technologies in September 2002. As a result of lowered demand for optical fiber, in 2002 Corning mothballed its optical fiber manufacturing facility in Concord, NC and transferred certain capabilities to its Wilmington, NC facility. Corning believes that the Concord facility can be returned to productive capacity within six to nine months of a decision to reopen.

Some of Corning's optical fiber is transferred to subsidiaries such as CCS Holdings, Inc. (Corning Cable Systems), Corning Cable Systems Verwaltungs GmbH, Norddeutsche Seekabelwerke GmbH & Co., KG (NSW) and Beijing CCS Optical Fiber Cable Co., Ltd. or equity ventures such as Aberdare Fiber Optic Cables (Pty.) Ltd. in South Africa, Advanced Cable Systems Corporation in Japan, Chengdu CCS Optical Fiber Cable Co. in China, Leader Optic Fiber Cable Sdn Bhd in Malaysia and PT Communication Cable Systems in Indonesia. The transferred optical fiber is cabled prior to being sold. The remaining fiber production is sold directly to end users or third party cablers around the world. Corning's cabling operations include large facilities in North Carolina and in Germany and smaller regional locations or equity affiliates.

Corning's hardware and equipment products include cable assemblies, fiber optic hardware, fiber optic connectors, optical components and couplers, splice equipment, test equipment and accessories for optical connectivity. For broadband access, Corning's products include connection and protection devices, digital subscriber lines, closures, subscriber demarcation points, outside plant enclosures, metal enclosures and shelters, plastic pedestals and copper data communication products. For the cable television industry, products include coaxial connectors and associated tools. Corning has manufacturing operations for hardware and equipment products in North Carolina and Texas, as well as Europe, Mexico and the Caribbean. Corning Gilbert Inc. has manufacturing operations for coaxial connectors and associated assembly tools in Arizona and Denmark.

Corning's photonic technologies products include erbium doped fiber amplifiers (EDFAs), Raman amplifier modules and pumps, and semiconductor optical amplifiers for long-haul, metropolitan and access markets and dispersion compensation devices for long-haul and metropolitan networks. These photonic technologies products maintain and control light signals in optical fiber telecommunications systems. These products are made primarily by Corning in New York and by Corning Photonic Technologies Inc. and other subsidiaries in Massachusetts.

Corning's controls and connectors products include high performance  oscillators
and  crystals  for  use  in  various  telecommunication  applications.   Corning
manufactures these products in Pennsylvania, Kansas, Canada, China and Germany.

The Telecommunications Segment represented approximately 52% of total Corning sales during 2002.

Technologies Segment

The Technologies Segment manufactures specialized products with unique properties for customer applications utilizing glass, glass ceramic and polymer technologies. Businesses within this segment include liquid crystal display glass for flat panel displays, environmental products, life science products, glass panels and funnels for televisions and cathode ray products, semiconductor materials, optical and technical products.

Corning's display technologies business manufactures glass substrates for displays, which are used in notebook computers, flat panel desktop monitors and other electronic products. Corning's facilities in Kentucky, Japan and Taiwan and its Samsung Corning Precision Glass Co., Ltd. equity venture in South Korea develop, manufacture and supply high quality glass substrates using a proprietary fusion forming technology and know-how. These glass substrates are sold in Japan, Korea and Taiwan to manufacturers of liquid crystal display panels.

Corning's environmental products include ceramic technologies and solutions for emissions and pollution control in mobile and stationary applications around the world, including automotive and diesel substrate and filter products. As regulations and laws on emission controls standards have tightened over time and additional countries have instituted requirements related to clean air, Corning has continued to develop more efficient emission-control catalytic converter substrates with higher density and greater surface area for improved emissions controls. Corning manufactures these products in New York, Virginia, China, Germany and South Africa. Cormetech Inc., an equity venture with Mitsubishi Heavy Industries Ltd. of Japan, manufactures ceramic environmental substrate products at its North Carolina and Tennessee facilities for use in power plants. Corning is investing in new substrate technologies for diesel emission control devices, with a new production facility under construction in New York to produce such products for diesel vehicles in Europe, Japan and the United States.

Life sciences laboratory products include microplate products, coated slides, filter plates for genomics sample preparation, plastic cell culture dishes, flasks, cryogenic vials, roller bottles, mass cell culture products, liquid handling instruments, Pyrex(R) glass beakers, pipettors, serological pipettes, centrifuge tubes and laboratory filtration products. Corning manufactures these products in Maine, New York, England and Mexico and markets them worldwide primarily through large distributors to government entities, pharmaceutical and biotechnology companies, hospitals, universities and other laboratories.

Corning's conventional glass television business includes a 51% partnership interest in Corning Asahi Video, a producer of glass panels and funnels for cathode ray television tubes in Pennsylvania. Corning also owns a 50% interest in Samsung Corning Corporation, a producer of glass panels and funnels for cathode ray tubes for televisions and computer monitors, with manufacturing facilities in Japan, Taiwan, Korea and Europe.

Semiconductor materials manufactured by Corning include high-performance optical materials, optical-based metrology instruments and technical solutions for applications in the global semiconductor industry. Corning's high purity fused silica (HPFS(R)) materials applications include projection and illuminator lens blanks used in microlithography, spacecraft windows and optics used in high-energy laser fusion systems. Corning's ultra low expansion glass is used in manufacturing integrated circuits and mirror blanks for use in space and ground-based systems. Corning also makes fluoride crystals and fabricates optical components, including calcium fluoride, for customers who make projection and illuminator lens systems used in scanner and stepper systems. Corning's semiconductor materials are manufactured in New York, Massachusetts and South Carolina.

Other specialty materials made by Corning include ophthalmic glass and plastic products, technical products, such as polarizing glass, glass for high temperature applications and machinable glass ceramic for high temperature applications. These products are made in New York, Virginia, England and France. Corning's Eurokera and Keraglass equity ventures with Saint Gobain Vitrage S.A. of France manufacture smooth cooktop glass/ceramic in France and in South Carolina.

The Technologies Segment represented approximately 48% of Corning's sales during 2002.

Corning and its subsidiaries manufacture and process products at more than 70 plants in 19 countries.

Additional discussion of Corning and its two segments is discussed in Management's Discussion and Analysis of Financial Condition under Operating Review and Note 22 (Operating Segments) to the Consolidated Financial Statements.

Corporate Investments

Corning and The Dow Chemical Company each own half of Dow Corning Corporation, an equity company in Michigan that manufactures silicones. Dow Corning is expected to emerge from its Chapter 11 bankruptcy proceedings during 2004. Additional discussion about this company appears in the Legal Proceedings section.

Corning and PPG Industries Inc. each own half of Pittsburgh Corning Corporation, an equity company in Pennsylvania that manufactures glass products for architectural and industrial uses. Pittsburgh Corning Corporation filed for Chapter 11 bankruptcy reorganization in April 2000. Additional discussion about Pittsburgh Corning appears in the Legal Proceedings section. Corning also owns half of Pittsburgh Corning Europe N.V., a Belgian corporation, that manufactures glass products for industrial uses primarily in Europe.

Competition

Corning competes across all of its product lines with many large and varied manufacturers, both domestic and foreign. Some of these competitors are larger than Corning, and some have broader product lines.

Telecommunications Segment

Competition within the telecommunications industry is intense among several significant companies. Corning is a leading, or one of the leading, competitors in the segment's principal product lines. Price and new product innovations are significant competitive factors. The current downturn in the telecommunications industry, particularly in Europe and North America, has changed the competitive landscape by increasing competition based upon pricing. These competitive conditions may persist.

Corning is the largest producer of optical fiber and cable, but faces significant competition due to excess capacity in the market place, price pressure and new product innovations. Corning obtained the first significant optical fiber patents and believes its large scale manufacturing experience, fiber process, technology leadership and intellectual property assets yield cost advantages relative to several of its competitors. The primary competing producers of optical fiber are Furukawa OFS, Fujikura, Sumitomo, Alcatel, Pirelli and Draka. Furukawa OFS is Corning's largest competitor. For optical fiber cable, Corning's primary competitors are Furukawa, OFS, Pirelli, Alcatel, Alcoa Fujikura and Sumitomo.

For hardware and equipment, significant competitors are 3M, Molex, ADC Communications, Marconi, Avaya, PPC, Thomas and Betts, CDI, Andrews Corporation and Rosenberger. For photonic technologies products, the largest competitor is JDS Uniphase and other competitors include Furukawa, Sumitomo, Bookham Technologies plc, Alcatel Optronics and TriQuint Semiconductor.

Technologies Segment

Corning's principal products face competition from a variety of materials manufacturers, some of which manufacture similar products made from materials other than glass and ceramics. Among other things, innovation, product quality, performance and service are key competitive elements.

Corning is the largest worldwide producer of advanced liquid crystal display glass substrates and that market position remained relatively stable over the past year. Corning believes it has competitive advantages in liquid crystal display glass substrates by investing in new technologies, offering a consistent source of reliable supply, using its proprietary fusion manufacturing process at facilities in Kentucky, Japan and Korea and delivering thinner, lighter weight and larger size products. Asahi Glass, Nippon Electric Glass and NH Techno are Corning's principal competitors in the display glass substrates business. In addition, new entrants are seeking to expand their presence in this business.

In the worldwide automotive ceramic substrates business, Corning has a leading market position that has remained relatively stable over the past year. Corning believes its competitive advantage in automotive ceramic substrates for catalytic converters is based upon global presence, customer service, engineering design services and product innovation. Corning's environmental technologies business faces its principal competition from NGK, Denso and Emitec.

Corning is a leading supplier of glass and plastic science laboratory products, with a growing glass market presence in North America and a relatively stable laboratory plastic market presence during the past year. Corning seeks to maintain competitive advantages relative to its competitors by emphasizing product quality, product availability, supply chain efficiency, a wide product line and superior product attributes. For laboratory products, Schott Glaswerke, Kavalier, Kimble and Becton Dickinson & Co. are the principal worldwide competitors.

Corning Asahi Video Products Company is the second largest producer of conventional television glass in North America. Its market position has declined as the market shifted from conventional cathode ray tubes to flat panel cathode ray tubes and other technologies, and as additional competition has emerged from tube suppliers based in China. Samsung Corning Corporation is the third largest worldwide producer of cathode ray tube glass for conventional televisions. Its relative competitive position has remained stable over the past year. Samsung Corning Corporation and Corning Asahi Video Products Company seek to maintain their competitive advantage through customer support, logistics expertise and a lower cost manufacturing structure. For conventional television glass, Nippon Electric Glass, Techneglas, as well as various Asian manufacturers are the competitors.

Corning is a leading supplier of materials for lithography optics in the semiconductor industry and that market position remained relatively stable during the past year. Corning seeks to compete by providing superior optical quality, and a local Corning presence supporting its customers. For Corning's materials for semiconductor stepper lenses and ophthalmic products, Schott Glaswerke is the main competitor.

Corning strives to maintain its position through technology and product innovation. For the future, Corning believes its competitive advantage lies in its commitment to research and development, its financial resources and its commitment to quality. There is no assurance that Corning will be able to maintain its market position or competitive advantage.

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

Patents and Trademarks

Inventions by members of Corning's research and engineering staff have been, and continue to be, important to the Company's growth. Patents have been granted on many of these inventions in the United States and other countries. Some of these patents have been licensed to other manufacturers, including Corning's equity investees. Many of the earlier patents have now expired, but Corning continues to seek and obtain patents protecting its newer innovations. In 2002, Corning was granted over 350 patents in the United States and over 600 patents in countries outside the United States.

Each business segment possesses its own patent portfolio that provides competitive advantage in protecting Corning's innovations. Corning has historically enforced, and will continue to enforce, its intellectual property rights. At the end of 2002, Corning and its subsidiaries owned over 5,000 patents in various countries of which over 1,900 were United States patents. Between 2003 and 2005, approximately 5% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations. Worldwide, Corning has over 5,000 patent applications in process, with over 750 in process in the U.S. As a result, Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting Corning's innovation, although Corning's competitors in each of its businesses are actively seeking patent protection as well.

The Telecommunications Segment had over 3,500 patents in various countries of which over 900 were United States patents. Although no one patent is considered material to this business segment, and new patents are frequently granted to Corning, some of the important issued U.S. patents in this segment include: (i) patents relating to optical fiber products including dispersion compensating fiber, low loss optical fiber and high data rate optical fiber and processes and equipment for manufacturing optical fiber including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) patents relating to packaging of lasers, and designs for optical switch and amplifier products; (iii) patents relating to optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; and (iv) patents relating to optical fiber connectors and associated methods of manufacture. While particular U.S. patents related to methods of making one type of optical fiber preform and one type of low loss optical fiber will expire between 2003 and 2005, there is no group of important Telecommunications Segment patents set to expire between 2003 and 2005.

The Technologies Segment had over 1,400 patents in various countries of which over 740 were United States patents. Although no one patent is considered material to this business segment, and new patents are frequently granted to Corning, some of the important issued U.S. patents in this segment include: (i) patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products; (ii) patents relating to glass compositions and methods for the use and manufacture of flat panel glass for display applications; (iii) patents relating to UV-absorbing copper halide glasses, polymer lens matrix material for use as ophthalmic lens and dyes for use in polymer ophthalmic lenses; (iv) patents relating to glasses and glass-based products including fused silica and calcium fluoride glass for use in optical lithography/stepper lens and photomask blanks, collimating and tapered lensed fiber, and gradient index/grin lenses; and (v) patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including nucleic acid arrays, multiwell plates, and cell culture products. While a particular U.S. patent related to the process of mixing and extruding certain ceramic materials will expire in 2004, there is no group of important Technologies Segment patents set to expire between 2003 and 2005.

Many of these patents are used in Corning's operations or are licensed for use by others, and Corning is licensed to use patents owned by others. The company has entered into cross licensing arrangements with some major competitors, but the scope of such licenses has been limited to specific product areas or technologies.

Most of Corning's products are marketed under the following trademarks: Corning, Celcor, Eagle 2000, Eagle APT, HPFS, LEAF, Pyrex, SMF-28, Steuben and Vycor.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $6 million in 2002 and are estimated to be $11 million in 2003.

Corning's 2002 operating results from continuing operations were charged with approximately $33 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control. Corning believes that its compliance program will not place it at a competitive disadvantage.

Risk factors

Set forth below and elsewhere in this Annual Report, and in other documents we file with the SEC, are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements or other projections contained in this Annual Report. In addition, future results could be materially affected by general industry and market conditions, general U.S. and non-U.S. economic and political conditions, including a global economic slowdown, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, natural disasters or other disruptions of expected economic conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate statement labeled Forward-Looking Statements should be considered in addition to the statements below.

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

     In our Technologies Segment, several of our businesses also have a concentrated customer base. These businesses include Corning's display technologies, environmental products, and semiconductor materials. If we lose a significant customer in any of these businesses, our sales could be negatively impacted. In the conventional video components business, one major customer has already exited this market and demand from another key customer is uncertain. As discussed in Item 7, under Impairment of Long-Lived Assets Other Than Goodwill and Note 6 to the Consolidated Financial Statements, the loss of sales may require us to record additional impairment charges or exit this business.

If we do not successfully adjust our manufacturing volumes and fixed cost structure, or achieve manufacturing yields or sufficient product reliability, our operating results could suffer

     In the economic and industry downturn for our Telecommunications Segment, we have responded to the softer market by cutting costs, including the reduction of our manufacturing volumes. We have continued to execute our restructuring plans in 2002 and into 2003. We have closed two fiber facilities and mothballed another and closed several factories that made photonics, cabling or hardware and equipment. We announced plans in 2002 to reduce our workforce by approximately 7,100 positions by early 2003. Although we expect to complete our planned restructuring and facility consolidation activities, we may not achieve all of the cost reductions that we anticipate. We cannot assure you that our plans will be successful in mitigating the adverse effects of a softer market, nor can we assure you that additional adjustments and charges will not be necessary to respond to further market changes.

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

We have incurred, and may in the future incur, restructuring and other charges, the amounts of which are difficult to predict accurately

     The telecommunications industry was severely hampered in 2002 by excess manufacturing capacity, increased intensity of competition and growing pressure in price and profits. These negative trends are expected to continue in 2003. In 2002, we recorded charges for restructuring, impairment of assets and the write-off of cost based investments. Management is considering additional actions and strategic options for its photonic technologies business. It is possible that additional impairments, restructuring charges and inventory write-downs will result from these actions.

     Our ability to forecast our customers' needs for our products in the current economic and industry environment is limited. Our results in 2002 included significant charges for impairment of long-lived assets, primarily in the conventional television glass and photonic technologies businesses. If adverse trends continue in these businesses, it is possible that additional charges may be taken.

     Corning may record additional charges for restructuring or other asset impairments if additional actions become necessary to respond to align costs to a reduced level of demand.

     In the event we incur continued operating losses, we may be unable to recognize future deferred tax assets and may be required to make an assessment of our ability to realize the deferred tax assets already recorded.

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

We face pricing pressures in each of our leading businesses that could adversely affect our results of operations and financial performance

     We periodically face pricing pressures in each of our leading businesses as a result of intense competition, emerging new technologies, or over-capacity. While we will work toward reducing our costs to respond to the pricing pressures that may continue, we may not be able to achieve proportionate reductions in costs. As a result of overcapacity and the current economic and industry downturn in the Telecommunications Segment, pricing pressures increased in 2002, particularly in our optical fiber and cable business. Pricing pressures are expected to continue in 2003. Pricing pressure has also increased in our display glass business as the manufacturers of desktop displays strive to reduce their costs.

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

     Management completed the impairment test in the fourth quarter of 2002 and recorded required goodwill impairment charges totaling $400 million for the Telecommunications Segment. While we believe the estimates and judgments about future cash flows in the Telecommunications Segment are reasonable, no assurance can be given that the businesses in this segment will stabilize and recover as projected. We cannot provide assurance that future impairment charges will not be required if the telecommunications industry does not recover as projected by management in its expected cash flow estimates.

We may be limited in our ability to obtain additional capital on commercially reasonable terms

     Although we believe existing cash, short-term investments and borrowing capacity, collectively, provide adequate resources to fund ongoing operating requirements, we may be required to seek additional financing to compete effectively in our markets. Our public debt ratings affect our ability to raise capital and the cost of such capital. In July 2002, Fitch downgraded our senior unsecured long-term debt rating from BBB- to BB; Standard & Poor's downgraded our senior unsecured long-term debt rating from BBB- to BB+ and short-term debt credit rating from A-3 to B; and Moody's reduced our senior unsecured long-term debt rating from Baa3 to Ba2 and short-term debt credit rating from Prime-3 to Not Prime. All of the rating agencies have maintained negative outlooks. These and any further downgrades may increase our borrowing costs and affect our ability to access the debt capital markets. In addition, the pricing of our common stock may limit our ability to access the equity capital markets without a significant dilution to current shareholders.
     As a result of our lower debt ratings, we may face difficulties in our business. For example, we may face increasing requirements to post cash collateral for performance bonds and some customers may seek alternative suppliers.
     We are subject under our revolving credit facility to a covenant that requires us to maintain a ratio of total debt to capital, as defined under the credit facility, of not greater than 0.60 to 1.00. Our total debt to capital ratio was 0.47 at December 31, 2002. This covenant may also limit our ability to borrow additional funds. Further declines in our Telecommunications Segment could cause impairments of goodwill, tangible or intangible assets or restructuring charges related to our overall business. Additional impairments or charges could materially increase our total debt to capital ratio which may reduce the amounts we are able to borrow under the revolving credit facility.

If  our  products  or  components   purchased  from  our  suppliers   experience
performance issues, our business will suffer

     Our business depends on the production of excellent products of consistently high quality. To this end, our products, including components purchased from our suppliers, are tested for quality both by us and our customers. Nevertheless, our products are highly complex and our customers' testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems unforeseeable in testing), our products and components purchased from our suppliers may fail to perform as expected. Performance issues could result from faulty design or problems in manufacturing or testing. We have experienced such performance issues in the past and remain exposed to such performance issues. In some cases, product redesigns or additional capital equipment may be required to correct a defect. In addition, any significant or systemic product failure could result in customer relations problems and harm the future sales of our products.

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

Current or future litigation may harm our financial condition or results of operations

     Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits against Pittsburgh Corning Corporation and several other defendants involving claims alleging personal injury from exposure to asbestos. As described in Legal Proceedings in our reports filed with the SEC, our negotiations with the representatives of asbestos claimants have failed to produce a settlement to date and it currently appears more likely than not that we will litigate these cases. Alternatively, in the event that we reach a global settlement through the Pittsburgh Corning Corporation bankruptcy process, the outcome may be material to the results of operations for the period in which such costs, if any, are recognized. Management expects that any after-tax charge resulting from Corning's contributions as part of a possible settlement could approximate $125 million to $175 million and will depend upon the timing of contributions and relative participation, if any, of insurance carriers. Management cannot provide assurances that the ultimate outcome of a settlement would be within this range.

We face risks related to our international operations and sales

     We have customers located outside the United States, as well as significant non-United States operations, including manufacturing and sales. We have large manufacturing operations in the Asian-Pacific region, including equity investments in companies operating in South Korea, and several significant customers are located in this region. As a result of these and other international operations, we face a number of risks, including:

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

If the financial condition of our customers declines, our credit risks could increase

     In 2002, certain of our customers experienced financial difficulties and several filed with the courts seeking protection under bankruptcy or reorganization laws. We have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable, as well as the loss of such customer's ongoing business. If our customers fail to meet their payment obligations to us, we could experience reduced cash flows and losses in excess of amounts reserved. As of December 31, 2002, reserves for trade receivables totaled approximately $59 million.

We may not have adequate insurance coverage for claims against us

     We face the risk of loss resulting from, and adverse publicity associated with, product liability, securities, fiduciary liability, intellectual property, contractual, warranty, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect. Our insurance costs have increased substantially and may increase further. We may not be able to get adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policy limits could require us to pay substantial sums. Some of the carriers in our historic excess insurance program are not rated, or may have lower ratings, and may not be able to respond if we should have claims reaching into excess layers. In addition, we may not be able to insure against certain risks or obtain some types of insurance, such as terrorism insurance.

Other

Additional information in response to Item I is found in Note 22 (Operating Segments) to the Consolidated Financial Statements and Item 6. Selected Financial Data.

Internet Access

Copies of Corning's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through Corning's website (www.corning.com) as soon as reasonably practicable after Corning electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

Item 2.  Properties
-------------------

Corning operates more than 70 manufacturing plants and processing facilities, of which approximately half are located in the United States. Corning owns substantially all of its executive and corporate buildings, which are located in Corning, NY. Corning also owns substantially all of its manufacturing and research and development facilities and more than half of its sales and administrative facilities.

During the last five years, Corning has invested $5.2 billion in property, construction, expansion, and modernization for continuing operations. Of the $316 million spent in 2002, $83 million was spent on facilities outside the United States. Due to the downturn in the telecommunications industry many of the facilities and expansions were not completed, have been abandoned or were written-off. See Note 5 to the Consolidated Financial Statements.

Manufacturing, sales and administrative, and research and development facilities at consolidated locations have an aggregate floor space of approximately 20 million square feet. Distribution of this total area is:

--------------------------------------------------------------------------------
(million square feet)             Total             Domestic          Foreign
--------------------------------------------------------------------------------

Manufacturing                      15                   9               6
Sales and administrative            3                   1               2
Research and development            2                   2
--------------------------------------------------------------------------------

                                   20                  12               8
--------------------------------------------------------------------------------

Some facilities manufacture products included in more than one operating segment. Total assets and capital expenditures by operating segment are included in Note 22 (Operating Segments) to the Consolidated Financial Statements.
Information concerning lease commitments is included in Note 16 (Commitments, Contingencies, Guarantees and Hedging Activities) to the Consolidated Financial Statements.

During 2002, Corning continued the restructuring program that closed several manufacturing facilities and consolidated certain smaller facilities. In the opinion of management, Corning's facilities are now suitable and adequate for production and distribution of the Company's products based upon the level of demand we anticipate in 2003. At December 31, 2002, and throughout 2003, Corning expects to have excess capacity and will not utilize a portion of space in the facilities listed above. The largest unused portion is our optical fiber manufacturing facility in Concord, NC which has been mothballed until fiber demand rebounds. Management believes that the Concord facility can be returned to productive capacity within six to nine months of a decision to do so and construction in progress at the Concord facility can be completed efficiently.

Item 3.  Legal Proceedings
--------------------------

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $22 million for its estimated liability for environmental cleanup and litigation at December 31, 2002. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Schwinger and Stevens Toxins Lawsuits. In April 2002, Corning was named as a defendant in two actions, Schwinger and Stevens, filed in the United States District Court for the Eastern District of New York, which asserted various personal injury and property damage claims against a number of corporate defendants. These claims allegedly arise from the release of toxic substances from a Sylvania nuclear materials processing facility near Hicksville, New York. Amended complaints naming 205 plaintiffs and seeking damages in excess of $3 billion were served in September 2002. The sole basis of liability against Corning was plaintiffs' claim that Corning was the successor to Sylvania-Corning Nuclear Corporation, a Delaware corporation formed in 1957 and dissolved in 1960. Management intends to vigorously contest all claims against Corning for the reason that Corning is not the successor to Sylvania-Corning. Management will also defend on the grounds that almost all of the wrongful death claims and personal injury claims are time-barred. At a status conference in December, the Court decided to "administratively close" the Schwinger and Stevens cases and ordered plaintiffs' counsel to bring new amended complaints with "bellwether" plaintiffs. In these actions, known as Schwinger II and Astuto, the plaintiffs have not named Corning as a defendant. Although it appears that plaintiffs may proceed only against the other corporate defendants, the original Schwinger and Stevens cases remain pending and no order has been entered dismissing Corning. Based upon the information developed to date, and recognizing that the outcome of litigation is uncertain, management believes that the risk of a materially adverse verdict is remote.

Dow Corning Bankruptcy. Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation, which has been in reorganization proceedings under Chapter 11 of the United States Bankruptcy Code since May, 1995. Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from breast-implant product lawsuits. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan) which provided for the settlement or other resolution of implant claims. The Joint Plan included releases for third parties (including Corning and Dow Chemical as shareholders) in exchange for contributions to the Joint Plan. By an order dated November 30, 1999, the Bankruptcy Court confirmed the Joint Plan, but with certain limitations concerning the third party releases as reflected in an opinion issued on December 21, 1999. On November 13, 2000, the U.S. District Court for the Eastern District of Michigan reversed the Bankruptcy Court's order with respect to these limitations on the third-party releases and confirmed the Joint Plan. Certain foreign claimants, the U.S. government, and certain other tort claimants appealed from the District Court's order. On January 29, 2002, the U.S. Court of Appeals for the Sixth Circuit affirmed the determinations made in the District Court with respect to the foreign claimants, but remanded to the District Court for further proceedings with respect to certain lien claims of the U.S. government and with respect to the findings supporting the non-debtor releases in favor of Dow Corning's shareholders, foreign subsidiaries and insurers. The Plan proponents agreed to settle the lien claims of the U.S. government for $9.8 million to be paid from the Settlement Fund under the Plan. This settlement was approved by the District Court in the third quarter of 2002. On December 11, 2002, the District Court entered further findings and conclusions supporting the non-debtor releases. Certain tort claimants have filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit from the District Court's order. Management expects the appellate process may take another 12 to 16 months. If the Joint Plan with shareholder releases is upheld after all appeals, any remaining personal injury claims against Corning in these matters will be channeled to the resolution procedures under the Joint Plan. If the Joint Plan with shareholder releases is not upheld after all appeals, Corning would expect to defend any remaining claims against it (and any new claims) on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and in many state courts as described under the heading Implant Tort Lawsuits immediately hereafter. Management believes that the claims against Corning lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.3 billion, subject to the limitations, terms and conditions stated in the Joint Plan. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and issuance of senior notes, to its commercial creditors. These creditors claim approximately $810 million in principal plus an additional sum for pendency interest, costs and fees from the petition date (May 15, 1995) through the effective date under the Plan when payment is made. The commercial creditors have contested the Bankruptcy Court's disallowance of their claims for post-petition interest at default rates of interest, and have appealed to the District Court. The District Court heard oral arguments on this appeal on May 2, 2002, and has not ruled. The amount of additional interest, costs and fees claimed by the commercial creditors is approximately $100 million pre-tax more than Dow Corning believes it should pay.

In 1995, Corning fully reserved its investment in Dow Corning upon its filing for bankruptcy and has not recognized equity earnings since the second quarter of 1995. Corning has determined that this decline in the value of its investment in Dow Corning is other than temporary. Management has assessed the December 11, 2002, findings by Judge Hood and concluded that emergence of Dow Corning Corporation from bankruptcy protection is probable. Management has also concluded that it has adequately provided for the other than temporary decline associated with the bankruptcy. With the exception of the remote possibility of a future bankruptcy related charge, Corning considers the difference between the carrying value of its investment in Dow Corning and its 50 percent share of Dow Corning's equity to be permanent. This difference is $270 million at December 31, 2002.

Corning will resume recognition of equity earnings from Dow Corning in the first quarter of 2003. Corning does not expect to receive dividends from Dow Corning in 2003.

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

From December 2001 through April 2002, Corning and three of its officers and directors were named defendants in lawsuits alleging violations of the U.S. securities laws in connection with Corning's November 2000 offering of 30 million shares of common stock and $2.7 billion zero coupon convertible debentures, due November 2015. In addition, the Company and the same three officers and directors were named in lawsuits alleging selective disclosures and non-disclosures that allegedly inflated the price of Corning's Common Stock in the period from September 2000 through July 9, 2001. The plaintiffs in these actions seek to represent classes of purchasers of Corning's stock in all or part of the period indicated. These lawsuits are pending in the United States District Court for the Western District of New York. On August 2, 2002, the
District Court entered an order consolidating these actions for all purposes, designating lead plaintiffs and lead counsel, and directing that a consolidated complaint be served within sixty days. The consolidated amended complaint was served at the end of October, 2002. The defendants have until February 10, 2003 to answer, move or respond. The order further sets a schedule for briefing a motion to dismiss and provides that a motion to certify the action as a class action shall be filed after all motions to dismiss are resolved. Another lawsuit has been filed, also in the Western District of New York, on behalf of participants in the Company's Investment Plan for Salaried Employees, purportedly as a class action on behalf of participants in the Plan who purchased or held Corning stock in a Plan account. The defendants in that action responded with a motion to dismiss the lawsuit on a variety of grounds. On December 12, 2002, the Court entered judgment dismissing the claims as to each of the defendants. On December 19, 2002, plaintiffs filed a motion to open the judgment and for leave to file an amended complaint. This motion will be scheduled for a hearing in March, 2003. Management is prepared to defend these lawsuits vigorously and, recognizing that the outcome of litigation is uncertain, believes that these will be resolved, net of applicable insurance, without material impact on Corning's financial statements.

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

The Injunction Period as to Corning was extended through September 30, 2002, and later for a period from December 23, 2002 through January 23, 2003, when it expired by its terms. Under the terms of the Bankruptcy Court's Order, Corning has 90 days from the expiration of the Injunction Period to seek removal and transfer of pending cases in which it is named as a defendant. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld and that Corning has strong legal defenses to any claims of direct liability arising from PCC's asbestos products.

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

At this time, it appears more likely than not that Corning will litigate the asbestos cases, but will continue to explore a settlement through the bankruptcy process. The exposure for this asbestos litigation (net of insurance) cannot be estimated at this time due to the wide range of potential outcomes. Corning is also currently named in approximately 11,400 other cases (approximately 34,000 claims) alleging injuries from asbestos. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and the outcome of litigation is uncertain and past trends may not be indicators of future outcomes.

As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At December 31, 2002, Corning has not recorded any additional charges associated with the outcome of this litigation. As noted above, management believes there are strong legal defenses to the claims against Corning. Management estimates that the insurance coverage available to Corning related to these matters exceeds $600 million and depending on the outcome of potential coverage issues may exceed $1 billion. Management estimates that the low end of the range of loss resulting from continued litigation is not material. Due to the inherent uncertainty of asbestos related litigation, management is unable to estimate the maximum exposure from this litigation.

Alternatively, in the event that Corning and its insurers agree to a global settlement of the PCC-related cases through the PCC bankruptcy process, the outcome may be material to the results of operations for the period in which such costs, if any, are recognized. Management expects that any after-tax charge resulting from Corning's contributions as part of a possible settlement could approximate $125 million to $175 million and will depend upon the timing of contributions and relative participation of insurance carriers. Management cannot provide assurances that the ultimate outcome of a settlement would be within this range.

Under either alternative, management believes these matters will be resolved without material impact to Corning's overall financial position or its liquidity

Astrium. In December of 2000, Astrium, SAS and Astrium, Ltd. filed a complaint for negligence in the United States District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries
(prior to Corning's acquisition of NetOptix) in such a way that the amount of electricity the satellite can produce and their effective life were materially reduced. NetOptix has denied that the coatings produced by NetOptix or its subsidiaries caused the damage alleged in the complaint, or that it is legally liable for any damages which Astrium may have experienced. Formal discovery through document production and depositions was completed for fact witnesses and will continue through January 2003 for experts. In April 2002, the Court granted motions for summary judgment by NetOptix and other defendants to dismiss the negligence claims, but permitted plaintiffs to add fraud and negligent misrepresentation claims against all defendants and a breach of warranty claim against NetOptix and its subsidiaries. In October 2002 the Court again granted defendants' motions for summary judgment and dismissed the negligent misrepresentation and breach of warranty claims. The only claims remaining are claims by plaintiff for intentional fraud against all defendants. Based upon the current case management order, a trial has been scheduled for April 15, 2003. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that there are strong defenses to these claims and believes they will be resolved without material impact on Corning's financial statements.

In November 2002, American Motorists Insurance Company and Lumbermens Mutual Casualty Company (collectively "AIMCO") filed a declaratory judgment action against Corning, as well as Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation. In the complaint, AIMCO seeks a ruling that its duty to defend the insureds in the underlying Astrium action ceased with the dismissal of the negligence claims. AIMCO also seeks reimbursement of approximately $4 million dollars spent for defense costs through November 2002. Corning believes that AIMCO remains responsible for the continued representation of all insureds and for any amount spent on the defense of the insureds to date. Answers were filed in January 2003 on behalf of the defendants other than Corning. Corning has moved to dismiss all claims filed against it as it was not a party to the underlying Astrium action. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that there are strong defenses to the reimbursement claim for $4 million.

Optel Arbitration. On June 28, 2002, Madeco S.A. and Madeco Brasil Ltda. filed a notice of arbitration and statement of claim against Corning International Corporation ("CIC") with the American Arbitration Association in New York, New York, alleging "breaches of its contractual duties and partnership obligations to Madeco." Madeco asserts that it has the right, under a "Put Option," to sell shares of another company to CIC for approximately $18 million. Among other things, Madeco requested "no less than $20 million to compensate Madeco for the breach of its rights under the Put Option, plus additional damages caused by Corning's failure to perform under the Investment Agreement and related contracts." The arbitration panel has been convened and the arbitration hearings are scheduled for late March 2003. Based upon the information developed to date and recognizing that the outcome of arbitration is uncertain, management believes that the risk of a materially adverse verdict is remote.

Astarte/Tellium. In July of 2002, Corning filed a demand for binding arbitration between Corning and Astarte Fiber Networks Inc.; Tellium, Inc.; AFN, LLC; and their related parties. The arbitration concerns a contract relating to certain patents and patent applications previously owned by Astarte and now held by AFN and Tellium, Astarte's successor. Corning's demand includes a claim for approximately $38 million from those parties due to material misrepresentations and fraud, as well as a claim to have the contract canceled for breach. AFN has counterclaimed in the arbitration, asking the arbitrators to decide that Corning remains obligated under the contract for future contingent payments to AFN of up to $50 million. While the outcome of arbitration proceedings concerning complex contracts involving intellectual property matters cannot be predicted with certainty, based upon the information discovered to date, management believes that Corning's claims are well founded. Management expects that the disputes in arbitration will be resolved without material negative impact on Corning's financial statements.

Furukawa Electric Company. On February 3, 2003, The Furukawa Electric Company filed suit in the Tokyo District Court in Japan against CCS International Corporation alleging infringement of Furukawa's Japanese Patent No. 2,023,966 which relates to separable fiber ribbon units used in optical cable. Furukawa's complaint requests slightly over (Y)6 billion in damages and an injunction against further sales in Japan of these fiber ribbon units. CCS intends to deny the allegation of infringement and will defend vigorously against this lawsuit. Because it only recently received the legal complaint, CCS is still investigating the complaint and preparing its answer, which may assert additional defenses. While recognizing that litigation is inherently uncertain, based upon the information developed to date, management believes that the claims against CCS will not have material impact on the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

(a)  Market Information

Corning Incorporated common stock is listed on the New York Stock Exchange and the Zurich Stock Exchange. In addition, it is traded on the Boston, Midwest, Pacific and Philadelphia stock exchanges. Common stock options are traded on the Chicago Board Options Exchange. The abbreviated ticker symbol for Corning Incorporated is "GLW."

The following table sets forth the high and low sales price of Corning's common stock as reported on the Composite Tape and the quarterly dividends declared for the past two years.

-------------------------------------------------------------------------------------------------------------
                                          First        Second        Third       Fourth        Total
                                         Quarter       Quarter      Quarter      Quarter       Year
-------------------------------------------------------------------------------------------------------------
2002
-------------------------------------------------------------------------------------------------------------
Price range
   High                                 $  10.70     $   7.78     $   4.12      $  4.99
   Low                                  $   6.25     $   3.15     $   1.46      $  1.10
-------------------------------------------------------------------------------------------------------------
2001
-------------------------------------------------------------------------------------------------------------
Common dividend declared                $   0.06     $   0.06                                $  0.12
Price range
   High                                 $  70.25     $  26.70     $  16.82      $ 10.30
   Low                                  $  19.98     $  13.00     $   8.35      $  7.01
-------------------------------------------------------------------------------------------------------------

(b)  Holders

As of December 31, 2002, the approximate number of record holders of common stock was 22,940.

(c)  Dividends

On July 9, 2001, Corning announced the discontinuation of the payments of dividends on its common stock. Dividends paid to common shareholders in 2001 totaled $112 million.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

The section entitled "Equity Compensation Plan Information" in our Definitive Proxy Statement for our 2003 annual meeting of shareholders to be held on April 24, 2003, is incorporated by reference in this Annual Report on Form 10-K.

Item 6.  Selected Financial Data (Unaudited)
--------------------------------------------

(In millions, except per share amounts and number of employees)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Years ended December 31,
                                                        ----------------------------------------------------------------------------
                                                           2002            2001            2000          1999             1998
------------------------------------------------------------------------------------------------------------------------------------

Results of Operations

Net sales                                               $   3,164       $   6,047      $   6,920      $   4,586       $   3,687
Research, development and engineering expenses          $     483       $     622      $     531      $     372       $     301
Equity in earnings of associated companies, net of
  impairments                                           $     116       $     148      $     149      $     112       $      97
(Loss) income from continuing operations                $  (1,780)      $  (5,532)     $     363      $     482       $     333
Income from discontinued operations,
  net of income taxes                                         478              34             59             34              88
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                       $  (1,302)      $  (5,498)     $     422      $     516       $     421
------------------------------------------------------------------------------------------------------------------------------------

Basic (loss) earnings per common share (1)
    Continuing operations                               $   (1.85)      $   (5.93)     $    0.42      $    0.63       $    0.45
    Discontinued operations                                  0.46            0.04           0.07           0.04            0.12
------------------------------------------------------------------------------------------------------------------------------------
    (Loss) earnings per common share                    $   (1.39)      $   (5.89)     $    0.49      $    0.67       $    0.57
------------------------------------------------------------------------------------------------------------------------------------
Diluted (loss) earnings per common share (1)
    Continuing operations                               $   (1.85)      $   (5.93)     $    0.41      $    0.61       $    0.44
    Discontinued operations                                  0.46            0.04           0.07           0.05            0.12
------------------------------------------------------------------------------------------------------------------------------------
    (Loss) earnings per common share                    $   (1.39)      $   (5.89)     $    0.48      $    0.66       $    0.56
------------------------------------------------------------------------------------------------------------------------------------
Common dividends declared                                               $    0.12      $    0.24      $    0.24       $    0.24
Shares used in computing per share amounts: (1)
    Basic earnings per common share                         1,030             933            858            765             733
    Diluted earnings per common share                       1,030             933            879            795             778
------------------------------------------------------------------------------------------------------------------------------------

Financial Position

Working capital                                         $   2,145       $   2,113      $   2,685      $     430       $     348
Total assets                                            $  11,548       $  12,793      $  17,526      $   6,526       $   5,464
Long-term debt                                          $   3,963       $   4,463      $   3,966      $   1,490       $   1,218
Shareholders' equity                                    $   4,691       $   5,414      $  10,633      $   2,463       $   1,707
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Data for SFAS No. 142

Adjusted net (loss) income excluding
  amortization of goodwill                              $  (1,302)      $  (5,153)     $     625      $     534       $     434
Basic (loss) earnings per common share (1)
    Continuing operations                               $   (1.85)      $   (5.56)     $    0.66      $    0.65       $    0.47
    Discontinued operations                                  0.46            0.04           0.07           0.05            0.12
------------------------------------------------------------------------------------------------------------------------------------
    (Loss) earnings per common share                    $   (1.39)      $   (5.52)     $    0.73      $    0.70       $    0.59
------------------------------------------------------------------------------------------------------------------------------------
Diluted (loss) earnings per common share (1)
    Continuing operations                               $   (1.85)      $   (5.56)     $    0.64      $    0.64       $    0.46
    Discontinued operations                                  0.46            0.04           0.07           0.04            0.11
------------------------------------------------------------------------------------------------------------------------------------
    (Loss) earnings per common share                    $   (1.39)      $   (5.52)     $    0.71      $    0.68       $    0.57
------------------------------------------------------------------------------------------------------------------------------------

Selected Data

Capital expenditures                                    $     357       $   1,741      $   1,485      $     748       $     723
Depreciation and amortization                           $     661       $   1,060      $     747      $     391       $     308
Number of employees (2)                                    23,200          30,300         40,400         20,400          18,200
------------------------------------------------------------------------------------------------------------------------------------

Reference should be made to the notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1) Adjusted to reflect the three-for-one stock split of Corning common stock, in the form of a 200% stock dividend, paid on October 3, 2000.
(2)  Amounts do not include employees of discontinued operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The financial data related to the precision lens business which was sold in the fourth quarter of 2002 is reported as discontinued operations for all periods presented. See Note 2 to the Consolidated Financial Statements and Results of Discontinued Operations below.

Overview

During 2002 Corning continued the restructuring efforts that began in the second quarter of 2001. The telecommunications industry continued to decline over the course of the year as the trends exhibited in 2001 such as softness in demand, excess capacity, increased intensity of competition and growing pressure on price and profits have persisted. Major carriers have reduced capital spending for a variety of reasons, some of which include network over-capacity, bankruptcy of key telecommunications customers and suppliers and the overall economic uncertainties in the world economy. The significant lack of capital spending by these carriers resulted in drastically reduced sales volumes for Corning in 2002. As a result, Corning continued to see revenues decline in its Telecommunications Segment and thus incurred significant losses again in 2002.

These current business conditions caused Corning to revise future expectations for its Telecommunications Segment which resulted in the recognition of the following fourth quarter charges in 2002:

..    a pre-tax  charge of $400  million  ($294  million  after-tax)  to impair a portion of the goodwill in its Telecommunications Segment, and
..    a  pre-tax  charge  of $269  million  ($195  million  after-tax)  to impair tangible and intangible assets in its photonic technologies business.

In addition, Corning recorded the following fourth quarter charges in 2002:

..    a pre-tax  charge of $140  million  ($44  million  after-tax  and  minority interest) to impair tangible assets in its conventional video components business due to the maturation of the conventional television market in North America, and
..    a pre-tax charge of $652 million ($516 million after-tax) for restructuring actions, primarily in the Telecommunications Segment that resulted in recording a total of $1.3 billion of restructuring and impairment charges for the full year.

Corning took the following actions to compensate for a decrease in cash from operations and preserve liquidity:

..    in December 2002, Corning completed the sale of its precision lens business for approximately $850 million and recorded a gain of $652 million ($415 million after-tax),
..    in July 2002,  Corning  issued 5.75 million shares of 7% Series C mandatory convertible preferred stock which generated net proceeds of $440 million and declared a one-time dividend of $117 million on the offering, and
..    from  time to  time  throughout  the  year,  Corning  retired  zero  coupon convertible debentures with an accreted value of $493 million for cash of $308 million and recorded total gains of $176 million ($108 million after-tax). Corning also spent a total of $490 million to repay its commercial paper borrowings and a portion of other long-term debt.

RESULTS OF CONTINUING OPERATIONS

Selected highlights from Corning's continuing operations were as follows (in millions, except per share amounts and percentages):

------------------------------------------------------------------------------------------------------------------------------------
                                                            2002                  2001                  2000
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $  3,164              $  6,047              $  6,920

Gross margin                                              $    602              $  1,820              $  2,911
  (gross margin %)                                             19%                   30%                   42%

Selling, general and administrative expenses              $    716              $  1,090              $  1,041
  (as a % of revenues)                                         23%                   18%                   15%

Research, development and engineering expenses            $    483              $    622              $    531
  (as a % of revenues)                                         15%                   10%                    8%

Amortization of goodwill                                                        $    363              $    216
  (as a % of revenues)                                                                6%                    3%

Operating (loss) income                                   $(2,720)              $(6,048)              $    631
  (as a % of revenues)                                       (86)%                (100)%                    9%

(Loss) income from continuing operations                  $(1,780)              $(5,532)              $    363
  (as a % of revenues)                                       (56)%                 (91)%                    5%
------------------------------------------------------------------------------------------------------------------------------------


Net sales

Consolidated net sales for 2002 were $3.2 billion, a decrease of 48%, or $2.9 billion, from 2001 sales of $6.1 billion. The sales decline was most pronounced in the Telecommunications Segment where significantly lower demand and price declines for Corning's optical fiber and cable and photonic technologies products drove a sales decline in that segment of 63%, or $2.8 billion year to year. Sales in the Technologies Segment for 2002 decreased 4%, or $55 million, compared to 2001. Consolidated net sales for 2001 decreased 13%, or $873 million from 2000 net sales of $6.9 billion. Excluding the impact of acquisitions, Corning's consolidated sales in 2001 decreased 17%, compared to 2000. Sales declines for 2001 occurred in both operating segments, but were most pronounced in the Telecommunications Segment where sales fell 14%.

Gross margin

As a percentage of net sales,  gross margin  decreased  from 30% to 19% in 2002.
Gross margin continued to be impacted by lower sales volumes in the Telecommunications Segment where the lower volumes were insufficient to cover the fixed manufacturing costs. Downward pricing pressure also continued to negatively impact gross margins, primarily in the optical fiber and cable business. These negative trends were offset by significant fixed cost reductions as manufacturing capacity was shut down. Gross margin in the Technologies Segment decreased approximately 2 points from 2001. In 2001, gross margin decreased to 30% from 42% in 2000. The decrease was primarily due to the loss of sales volume in premium fiber and photonics products and a total of $333 million of charges for the write-down of inventory in the photonic technologies business over the second and fourth quarters of 2001.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses decreased 34% to $716 million in 2002 while SG&A increased 5 points as a percentage of net sales to 23% over 2001. The decrease in SG&A for the year reflected the cost savings which resulted from the restructuring actions which began in 2001, while the increase as a percentage of net sales indicated the decline in revenues continued to outpace the cost benefit of restructuring actions. Management expects SG&A as a percentage of sales to decline in 2003 as a result of 2002 restructuring actions. SG&A increased 5% in 2001 over 2000 to $1,090 million, while SG&A as a percentage of net sales also increased 3 points over 2000. The increase was primarily due to a $90 million charge related to the release of restrictions on shares of Corning common stock held by employees partially offset by the benefits of cost reduction activities. The Compensation Committee removed the restrictions on approximately 4.8 million shares, primarily because they were no longer effective as a retention tool due to the sharp reduction in share price from their grant date.

Research, development and engineering

Research, development and engineering expenses (RD&E) totaled $483 million for 2002, which represented a decline of 22%, compared to 2001. As a percentage of net sales, RD&E increased 5 points from 2001. The decrease in expense for the year reflected the impact of the restructuring actions, while the increase as a percentage of net sales was caused by the decline in revenues. Management expects to continue to invest in RD&E in 2003, but expects RD&E to decline to 10% of sales. In 2001, RD&E increased 17% to $622 million from 2000, while RD&E as a percentage of net sales increased 2 points over 2000. The increase as a percentage of sales was due to higher spending and lower revenues in 2001, compared to 2000.

Amortization of Goodwill

Effective January 1, 2002, Corning adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of goodwill. The new standard is discussed further under New Accounting Standards and Note 1 to the Consolidated Financial Statements. Amortization of goodwill totaled $363 million ($344 million after-tax) in 2001, compared to $216 million ($202 million after-tax) in 2000. Amortization of goodwill increased in 2001 as it included charges for the entire year related to transactions completed late in 2000. The amortization of goodwill was reduced by the impairment of goodwill charge taken in the second quarter of 2001.

Operating (loss) income

Corning incurred a significant operating loss of $2.7 billion in 2002. The loss was primarily due to restructuring charges and goodwill and asset impairments totaling $2.1 billion. Further discussion of these charges begins under Restructuring, Impairment and Other Charges. The 2001 operating loss of $6.0 billion is largely attributable to a charge of approximately $4.8 billion ($4.7 billion after-tax) in the second quarter to impair goodwill and certain other intangible assets of the photonic technologies business. Corning's results for 2001 were also impacted by charges for restructuring actions of $953 million, which included charges for headcount reductions, exit costs and impairment of plant and equipment, an operating charge of $333 million to write-down excess and obsolete inventory, a $90 million charge related to the release of restrictions on shares of Corning common stock and a $28 million charge to write-down an investment in intellectual property.

Corning's 2000 results included  purchased  in-process  research and development
(IPRD) charges of $416 million and other acquisition-related charges of $47 million.

Gain on Repurchases and Retirement of Debt

Corning repurchased and retired zero-coupon convertible debentures with an accreted value of $493 million in exchange for cash of $308 million resulting in gains of $176 million ($108 million after-tax) on these transactions for the year ended December 31, 2002. See Liquidity and Capital Resources.

Income taxes

Corning's (benefit) provision for income taxes and the related effective (benefit) income tax rates for continuing operations were as follows (in millions):
--------------------------------------------------------------------------------
                                            For the years ended December 31,
                                           -----------------------------------
                                             2002           2001        2000
--------------------------------------------------------------------------------

(Benefit) provision for income taxes       $  (726)       $  (468)    $   383
Effective (benefit) income tax rate          (26.7)%         (7.6)%      61.7%
--------------------------------------------------------------------------------

The effective benefit rate in 2002 was impacted by restructuring, impairment and other charges and the gain on repurchases of debt. The effective benefit rate without consideration of these items was 30% for 2002. The effective income tax (benefit) rate for the year is lower than the U.S. statutory income tax rate of 35% due to the impact of nondeductible expenses and losses.

The effective income tax (benefit) rate for 2001 was much lower than the U.S. statutory income tax rate, primarily due to non-tax deductible amortization of acquired intangibles and goodwill, which partially offset the U.S. statutory income tax (benefit) rate. The effective income tax rate for 2000 was much higher than the U.S. statutory income tax rate, primarily due to non-tax deductible amortization of acquired intangibles and goodwill, in addition to the write-offs of non-tax deductible IPRD. Note 9 to the Consolidated Financial Statements reconciles the statutory tax rate to the effective tax rate.

Equity earnings

Equity earnings in 2002 were $116 million and declined 22% from 2001, primarily due to the impairment of an equity investment in the second quarter of 2002 for $14 million and a $20 million reduction in equity earnings in the fourth quarter, primarily due to restructuring and impairment charges recorded by
Samsung   Corning  Micro  Optics.   Excluding   these  items,   equity  earnings
approximated those in 2001. As a percentage of net sales, equity earnings increased 2 points over 2001, primarily due to the decline in sales. Equity earnings in 2001 were $148 million and relatively flat, compared to 2000. As a percentage of net sales, equity earnings were also relatively flat, compared to 2000.

In the first quarter of 2000, Corning discontinued recognition of equity earnings from Pittsburgh Corning Corporation (PCC) and recorded a charge to impair its investment for $36 million due to PCC's decision to file for bankruptcy protection and reorganization under Chapter 11 for asbestos litigation. See Legal Proceedings and Note 10 to the Consolidated Financial Statements for further detail.

(Loss) income from continuing operations

As a result of the above, the (loss) income from continuing operations and per share data were as follows (in millions, except per share amounts):
--------------------------------------------------------------------------------
                                                For the years ended December 31,
                                                --------------------------------
                                                    2002        2001      2000
--------------------------------------------------------------------------------

(Loss) income from continuing operations         $ (1,780)   $ (5,532)   $  363
Basic (loss) earnings per common share from
  continuing operations                          $  (1.85)   $  (5.93)   $ 0.42
Diluted (loss) earnings per common share from
  continuing operations                          $  (1.85)   $  (5.93)   $ 0.41
Shares used in computing per share amounts:
     Basic                                          1,030         933       858
     Diluted                                        1,030         933       879
--------------------------------------------------------------------------------

RESULTS OF DISCONTINUED OPERATIONS

Precision lens business

On December 13, 2002, Corning completed the sale of its Cincinnati, OH precision lens business to 3M Company (3M). This business manufactures precision lens assemblies for projection video systems. Corning sold the precision lens business for cash proceeds up to $850 million, of which $50 million has been deposited in an escrow account. A portion of the escrow account balance will be used to pay state income taxes relating to the transaction. The remaining balance plus accrued interest will be paid to Corning in December 2003, subject to any amounts due to 3M relating to certain indemnifications made by Corning. The transaction price is also subject to adjustment due to changes in working capital between signing and closing.

In 2002, proceeds from the sale of precision lens were approximately $800 million in cash. The gain on the sale was $415 million, net of tax, which has been recorded in income from discontinued operations in the Consolidated Statements of Operations. In 2003, Corning could record an additional gain on the sale of up to $25 million, net of tax. This amount is conditional upon the ultimate amount paid to Corning from the escrow account. Management currently expects to receive additional proceeds of $10 million from 3M in the first quarter of 2003 and $40 million in the fourth quarter of 2003, which is currently held in escrow.

The precision lens business is accounted for as a discontinued operation and therefore, the results of operations and cash flows have been removed from Corning's results of continuing operations for all periods presented. The precision lens business was part of Corning's former Information Display Segment. The results of operations for the precision lens business have been excluded from the Operating Segments data.

Sales from discontinued operations increased 19%, or $43 million in 2002, compared to 2001. The increase was primarily due to continued strong volume growth for digital projection televisions, particularly in North America and Asia, driven by demand for larger size televisions in the entertainment market sector. Excluding the gain on sale, earnings for the business increased more than 85% over 2001 to $63 million as sales volume gains and manufacturing efficiencies from new capacity were realized.

Sales from discontinued operations increased 9%, or $18 million in 2001, compared to 2000. The increase was due to the growth of digital projection televisions in the U.S. and in China where the demand for high definition television was growing. Despite the increase in sales, earnings for 2001 decreased approximately 26% to $34 million, primarily due to manufacturing costs related to capacity expansion of projection television assemblies.

Summarized selected financial information for the discontinued operations related to the precision lens business is as follows (in millions):
--------------------------------------------------------------------------------
                                     For the years ended December 31,
                                     --------------------------------
                                       2002        2001        2000
--------------------------------------------------------------------------------

Net sales                            $  268      $  225      $  207
                                     ================================


Income before taxes                  $  100      $   50      $   70
Gain on sale before taxes               652
Provision for income taxes              274          16          24
                                     --------------------------------

Net income                           $  478      $   34      $   46
                                     ================================

--------------------------------------------------------------------------------

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

OUTLOOK

Corning expects 2003 net sales to approximate 2002, reflecting a year over year decline in the Telecommunications Segment and an improvement in the Technologies Segment. Corning also expects, at a minimum, to significantly reduce operating losses in 2003 versus 2002 as a result of restructuring actions in the second half of 2002 in Telecommunications and an expected strong performance in Technologies. Corning's goal is to return to profitability in 2003 before consideration of restructuring or other one-time charges. Corning's goal to return to profitability is dependent upon stabilization of revenues and continued strength in North America and world economies.

Corning will begin recognizing equity earnings from Dow Corning Corporation in the first quarter of 2003. Corning does not expect to receive any dividends from Dow Corning in 2003.

For the first quarter of 2003, Corning expects sales in the range of $700 million to $730 million. Corning expects a net loss in the range of $0.01 per share to $0.04 per share, excluding gains on debt repurchases and restructuring charges in the quarter. This loss is net of expected equity earnings in the range of $10 million to $20 million from Dow Corning.

Management continues to believe Corning has sufficient liquidity to meet its funding needs for 2003 and beyond. Corning finished the year with $2.1 billion in cash and short-term investments and full access to an unused revolving credit facility of $2.0 billion. Capital spending is expected to approximate $350 million to $450 million in 2003. The anticipated spending will focus primarily on the planned expansion in the liquid crystal display and environmental businesses.

RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

Corning recorded significant charges in 2002 and 2001. These charges are summarized in the following table and discussed in the following three subsections of Management Discussion and Analysis (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                              For the years ended December 31,
                                                              --------------------------------
                                                                   2002               2001
------------------------------------------------------------------------------------------------------------------------------------
Impairment of goodwill                                          $    400            $  4,648
Restructuring actions                                              1,271                 953
Impairment of long lived assets other than goodwill:
    Photonic technologies business                                   269                 116
    Conventional video components business                           140
                                                                ----------------------------
Total restructuring, impairment and other charges               $  2,080            $  5,717
                                                                ============================

------------------------------------------------------------------------------------------------------------------------------------

Impairment Of Goodwill

2002 Charge

As discussed in New Accounting Standards and Note 1 to the Consolidated Financial Statements, in January 2002, Corning adopted SFAS No. 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002) and annually thereafter. Corning performed an initial benchmark assessment upon adoption at January 1, 2002, and determined that a transition charge was not required. Corning chose the fourth quarter to conduct its annual impairment test.

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The majority of Corning's goodwill is included in the telecommunications reporting unit, which is the same as the Telecommunications Segment. The test completed in the fourth quarter indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows.

Management believes the telecommunication industry is currently depressed but will ultimately recover. Management does not expect growth in this segment in the short-term, but believes that growth will return to this segment by 2005. Corning's view that the industry will recover is based on the fact that bandwidth demand continues to grow currently, and the belief that a combination of public policy changes, consolidation and recovery of industry players, and the advancement of profitable broadband business models will drive recovery in the future. The decrease in fair value from that measured in the benchmark assessment primarily reflects:

..    a delay in the timing of the  expected  recovery  from late 2002,  or early
     2003 to 2005,
..    a reduction in the short-term cash flow expectations of the fiber and cable business and a lower base from which the expected recovery will occur, and .. a reduction in the short and long-term cash flow expectations of the photonic technologies business.

Management retained valuation specialists to assist in the valuation of its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill at December 31, 2002. Upon completion of the annual assessment, Corning recorded a non-cash impairment charge of $400 million ($294 million after-tax) to reduce the carrying value of goodwill in the telecommunications reporting unit to its estimated fair value of $1.6 billion.

Management cannot provide assurance that future impairment charges will not be required if the telecommunications industry does not recover as projected by management in its expected future cash flow estimates. Management must exercise judgment in assessing the recoverability of goodwill. See Critical Accounting Estimates for related discussion.

2001 Charge

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

As a result of this test, Corning determined that the long-lived assets, including goodwill and other intangibles related to the acquisition of the Pirelli optical components and devices business (the Pirelli transaction) in December 2000, as well as those of the unit into which NetOptix Corporation (acquired in May 2000) had been integrated, were not recoverable under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which was the governing U.S. generally accepted accounting principle (GAAP) guidance at that time. The impairment assessment was performed at these levels as discrete cash flows were available for these divisions within the photonic technologies business. Corning's policy is to write-down long-lived assets to fair value in such circumstances.

Management estimated fair value using several techniques. While each method generated comparable fair values, management adjusted the assets to estimates based on average multiples of forecasted revenues and earnings of comparable publicly traded companies with operations in the optical component market segment. This valuation method is consistent with that used in the original valuation of the acquisitions of Net Optix and certain assets from the Pirelli transaction. The fair value of these assets were lower in June 2001 from their acquisition dates as market multiples had changed from those reflected in transactions consummated in 2000.

In the second quarter of 2001, Corning recorded pre-tax charges of $4,648 million to impair a significant portion of goodwill and $116 million to impair other intangible assets. Of the total goodwill charge of $4,648 million, $3,038 million related to the Pirelli transaction and $1,610 million related to goodwill resulting from the acquisition of NetOptix Corporation.

In the second quarter of 2001, it was determined that there were events of impairment within portions of the photonic technologies business. The accounting literature effective at that time (SFAS No. 121) required that intangible assets be assessed for recoverability at the lowest level for which discrete cash flows can be measured. As a result of this analysis, Corning recorded a charge of $116 million to impair a portion of the patents acquired in the Pirelli transaction. The valuation methods from which this results are described above.

Restructuring Actions

2002 Restructuring Actions

The continued decline in demand in the Telecommunications Segment during 2002 required additional restructuring beyond that taken in 2001 to bring manufacturing capacity in line with revenue projections. Corning recorded a total of $1.3 billion in pre-tax charges over the second, third and fourth quarters. Actions approved and initiated in 2002 included the following:

..    permanent  closing of Corning's optical fiber  manufacturing  facilities in
     Noble Park, Victoria, Australia, and Neustadt bei Coburg, Germany. Corning also mothballed its optical fiber manufacturing facility in Concord, NC and transferred certain capabilities to its Wilmington, NC facility,
..    reductions in capacity and employment in Corning's cabling and hardware and equipment locations worldwide to reduce costs,
..    permanent   closure  of  its   photonic   technologies   thin  film  filter
     manufacturing facility in Marlborough, MA,
..    permanent  abandonment  of  certain  construction  projects  that  had been
     stopped   in  2001  in  the   fiber   and   cable   business   within   the
     Telecommunications Segment,
..    closure   of   minor   manufacturing    facilities,    primarily   in   the
     Telecommunications Segment,
..    closure and consolidation of research facilities,
..    elimination  of  positions  worldwide  through  voluntary  and  involuntary programs, and
..    divestiture  of a portion of the  controls and  connectors  business in the
     Telecommunications Segment.

In addition, Corning impaired cost based investments in a number of private telecommunications companies based upon a decision in the fourth quarter of 2002 to divest the portfolio.

     Restructuring Charges
     ---------------------
     The 2002 restructuring charges of $447 million included $376 million of employee separation costs (including special termination and curtailment losses related to pension and postretirement health care plans), $85 million in other exit costs (principally lease termination and contract cancellation payments) and a $14 million credit related to the 2001 restructuring actions. The charge entailed the elimination of approximately 7,100 hourly and salaried positions in the Telecommunications Segment and corporate research and administrative staffs organizations. Employees have been informed of the restructuring initiatives and benefits available to them under applicable benefit plans. These benefits included involuntary separation, early retirement and social programs.

     Impairment of Plant and Equipment
     ---------------------------------
     Corning has evaluated the carrying value of the long-lived assets at each site impacted by the restructuring actions for impairment. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from that asset are less than the carrying value of the asset. The impairment charges were determined based on the amount by which the carrying value exceeded the fair market value of the asset. Corning recorded $712 million in 2002 to impair plant and equipment related to facilities to be shutdown or disposed, primarily in the fiber and cable business, the photonic technologies business and certain research facilities. The charge was partially offset by an $11 million adjustment to assumed salvage values on asset disposals, related to the 2001 restructuring actions. Of the total charge, $107 million pertained to abandoned construction projects in the fiber and cable business, primarily the latest expansion in Concord, NC and Oklahoma City, OK.

     A significant portion of the assets impaired were recently acquired, or built in connection with capacity expansions in anticipation of future demand. Most of the impaired facilities are currently available for sale, others will be demolished or abandoned. The remaining impaired equipment will be auctioned, sold, disposed of or abandoned during 2003.

     Loss on Divestiture
     -------------------
     In the second quarter of 2002, Corning completed the sale of its appliance controls group which was included in the controls and connectors business in the Telecommunications Segment. In the second and third quarter of 2002, Corning received cash of $24 million, note proceeds of $6 million and recorded a loss on the sale of approximately $16 million ($10 million after-tax) which is included in impairment charges.

     Impairment of Cost Investments
     ------------------------------
     During the second and fourth quarters of 2002, Corning recorded total charges of $107 million ($66 million after-tax) for other than temporary declines in certain cost investments in the Telecommunications Segment. In the fourth quarter, Corning decided to divest its remaining portfolio of cost investments in private telecommunications related companies. These investments have been written down to their estimated fair value based upon information available from prospective purchasers.

The following table illustrates the charges, credits and balances of the restructuring reserves as of December 31, 2002 (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Remaining
                                                                             Net                          Cash         reserve at
                                                          January 1,      charges/        Non-cash      payments        Dec. 31,
                                                             2002          credits         charges       in 2002          2002
------------------------------------------------------------------------------------------------------------------------------------

Restructuring charges:
Employee related costs                                    $    198       $     371 (a)    $    40       $    256       $     273
Other charges                                                   78              76 (b)                        22             132
                                                          ----------------------------------------------------------------------
     Total restructuring charges                          $    276       $     447        $    40       $    278       $     405
                                                          ----------------------------------------------------------------------

Impairment of long-lived assets:
Assets to be disposed of by sale or abandonment                          $     717 (c)    $   717
Cost investments                                                               107            107
                                                                         ------------------------
     Total impairment charges                                            $     824        $   824
                                                                         ------------------------

Total restructuring and impairment
  charges and credits                                                    $   1,271
Tax benefit and minority interest                                              342
                                                                         ---------
Restructuring and impairment charges and credits, net                    $     929
                                                                         =========
------------------------------------------------------------------------------------------------------------------------------------

(a) Amount is net of $5 million adjustment in employee related costs reflecting the difference between estimated and actual costs.
(b) Amount is net of $9 million adjustment in other exit costs reflecting the difference between estimated and actual costs.
(c) Amount is net of $11 million adjustment to assumed salvage values on asset disposals and includes $16 million loss on divestiture.

The following table illustrates the charges for 2002 restructuring actions as it relates to Corning's operating segments (in millions):

------------------------------------------------------------------------------------------------------------------------------------
Charges for restructuring actions
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Corporate
                                                                                 Functions
                                                Telecom-                         Including
                                               munications     Technologies      Research           Total
------------------------------------------------------------------------------------------------------------------------------------
Charges for restructuring actions              $ 1,053           $    10         $   208          $  1,271
                                               ============================================================

------------------------------------------------------------------------------------------------------------------------------------

The following table illustrates the headcount reduction amongst U.S. Hourly, U.S. Salaried and Non-U.S. positions:

------------------------------------------------------------------------------------------------------------------------------------
Headcount reduction
------------------------------------------------------------------------------------------------------------------------------------
                                               U.S. Hourly     U.S. Salaried      Non-U.S.           Total
------------------------------------------------------------------------------------------------------------------------------------
Headcount reduction                              1,650             2,950           2,500             7,100
                                               ============================================================

------------------------------------------------------------------------------------------------------------------------------------

As of December 31, 2002, approximately 5,100 of the 7,100 employees had been separated under the plans. Although Corning expects the remaining employees to be separated by December 31, 2003, the majority of these employees will be separated by the end of the first quarter of 2003. Corning expects approximately one third of the 2002 restructuring charges to be paid in cash. If the restructuring actions are successfully implemented, Corning expects such actions to yield approximately $465 million in annual savings. The savings consist of lower wage and benefit costs, avoided depreciation and fixed costs on closed facilities. Approximately 40% of the savings from the restructuring actions will be realized in cost of sales with the remainder split between selling, general and administrative and research, development and engineering expenses.

2001 Restructuring Actions

In July and October of 2001, Corning announced a series of restructuring actions in response to significant deteriorating business conditions which began initially in its Telecommunications Segment, but eventually spread to its other businesses as the year progressed. The following actions were approved and undertaken in 2001:

..    closure of seven major  manufacturing  facilities and the  consolidation of several smaller facilities, in the Telecommunications and Technologies Segments,
..    discontinuation  of  its  initiative  in  Corning   Microarray   Technology
     products, part of Corning's life sciences business, and
..    elimination  of  approximately  12,000  positions  affecting  all operating segments, but especially impacting the photonic technologies, hardware and equipment and the optical fiber and cable businesses. This action included a selective voluntary early retirement program for certain employees along with involuntary separations.

These actions resulted in a pre-tax charge totaling $953 million ($585 million after-tax and minority interest) for the year ended December 31, 2001. The charge included restructuring costs of $419 million and $542 million for the impairment of plant and equipment of which $3 million and $5 million, respectively related to discontinued operations. Approximately one third of the total charge was expected to be paid in cash. As of December 31, 2002, all of the 12,000 employees had been separated under the plans. Certain obligations of the plans will be paid in 2003 and beyond.

The following table illustrates the charges, credits and balances of the restructuring reserves as of December 31, 2001 (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Non-              Cash           Remaining
                                                          Total          cash            payments        reserve at
                                                         charges        charges           in 2001       Dec. 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Restructuring charges:
Employee related costs                                 $     324       $      66        $      60         $     198
Other charges                                                 95                               17                78
                                                       ------------------------------------------------------------
    Total restructuring charges                        $     419       $      66        $      77         $     276
                                                       ------------------------------------------------------------

Impairment of long-lived assets:
Assets held for use                                    $      46       $      46
Assets held for disposal                                     496             496
                                                       -------------------------
    Total impairment charges                           $     542       $     542
                                                       -------------------------

Total restructuring and impairment charges             $     961
Discontinued operations                                       (8)
                                                       ---------
Restructuring and impairment charges
  from continuing operations                                 953
Tax benefit and minority interest                            368
                                                       ---------

Restructuring and impairment charges, net              $     585
                                                       =========

------------------------------------------------------------------------------------------------------------------------------------

The following table illustrates the charge for 2001 restructuring actions as it relates to Corning's operating segments (in millions):

------------------------------------------------------------------------------------------------------------------------------------
Charges for restructuring actions
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Corporate
                                                                                 Functions
                                                Telecom-                         Including
                                               munications      Technologies     Research            Total
------------------------------------------------------------------------------------------------------------------------------------
Charges for restructuring actions              $   640           $    122        $   191           $    953
                                               =============================================================

------------------------------------------------------------------------------------------------------------------------------------

The following table illustrates the headcount reduction amongst U.S. Hourly, U.S. Salaried and Non-U.S. positions:

------------------------------------------------------------------------------------------------------------------------------------
Headcount reduction
------------------------------------------------------------------------------------------------------------------------------------
                                               U.S. Hourly    U.S. Salaried       Non-U.S.          Total
------------------------------------------------------------------------------------------------------------------------------------
Headcount reduction                               6,000           3,100            2,900            12,000
                                               ============================================================

------------------------------------------------------------------------------------------------------------------------------------

Impairment Of Long-Lived Assets Other Than Goodwill

Photonic technologies business

The photonic technologies business is a manufacturer of photonic modules and components for the worldwide telecommunications industry and is reported in the Telecommunications Segment. The telecommunications market is undergoing a dramatic decline in demand for telecommunication products as major buyers of network equipment in this industry have reduced their capital spending plans over the past two years and are expected to continue such reductions in the near future. The lack of demand for optical component products started in early 2001 and resulted in restructuring and impairment charges in 2001 and 2002. This negative trend is expected to continue into the foreseeable future.

As disclosed in Corning's third quarter Form 10-Q, certain competitors indicated that they will exit the business and others announced decisions to consolidate or restructure. Corning continues to evaluate strategic alternatives for this business. While certain product lines are promising in the event of industry recovery, the pace and extent of that recovery is uncertain. Alternatives under consideration for this business include staying in the business with scaled down operations or contract manufacturing, partnering, sale or abandonment. In February 2003, Corning announced it would close its optical switching product line and record a pre-tax charge of $20 million to $30 million in the first quarter of 2003. As short term projections reflect continued operating and cash losses and the long-term expectations are uncertain, it was determined that the long-lived assets of this business (property, plant and equipment and patents) should be evaluated for impairment.

The impairment evaluation required management to develop operating cash flow projections for each strategic alternative and make assessments as to the probability of each outcome. It was determined that the long-lived assets of this business were not recoverable through future cash flows. The assets were written down to estimated salvage value, as this amount is the best reflection of fair value. This resulted in a $269 million ($195 million after-tax) write-down of the assets, which was reflected in the line item "restructuring, impairment and other charges" in the Consolidated Statements of Operations. The charge included $90 million related to patents. The estimate of salvage value is an area of management judgement. See Critical Accounting Estimates for related discussion. The remaining long-term assets of this business approximate $24 million and are classified as "held for use."

Conventional video components business

Corning Asahi Video Products Company, a 51% owned consolidated subsidiary, (conventional video components business), is a manufacturer of glass panels and funnels for use in conventional tube televisions and is reported in the
Technologies Segment for SFAS No. 131 reporting. The conventional tube television segment of the market in North America is very mature and highly competitive. The market has been impacted by a decline in demand for conventional television glass associated with shifting consumer preference for flat panel and projection television sets, as well as other competing technologies. The segment has also been impacted by dramatic increases in the importation of television glass, tubes and sets from Asia. The conventional television tube market is undergoing intense competition at this time and as a result is experiencing tremendous price pressure. One major customer has already exited this market and industry consolidation continues. Demand from another key customer is uncertain. Competition from imported products has increased significantly within the last year, while the demand for flat screen televisions has been increasing for several years. These trends are expected to continue into the foreseeable future.

These market trends combined with cash losses in this business in the short-term indicated an evaluation for the recoverability of the long-lived assets of the business was required and management determined that the long-lived assets of the business have been impaired. The impairment evaluation required management to develop operating cash flow projections for each strategic alternative and make assessments as to the probability of each outcome. It was determined that the long lived assets were not recoverable through future cash flows. Management estimated the fair value of the long-lived assets, which were limited to property, plant and equipment, using the expected cash flow approach as a measure of fair value. This resulted in a $140 million ($44 million after-tax and minority interest) write-down of the assets, which was reflected in the line item "restructuring, impairment and other charges" in the Consolidated Statements of Operations.

The cash flow realized by this business will be impacted by actions taken by competitors and customers. Should our future performance differ adversely from our projections, Corning could be required to record additional impairment charges. It is also possible that Corning could choose to exit the business should cash flows be less than projected. The remaining net assets of this business approximate $77 million.

OPERATING SEGMENTS

Corning  previously   grouped  its  products  into  three  operating   segments:
Telecommunications, Advanced Materials and Information Display. Beginning in the fourth quarter of 2002, Corning's reportable segments consist of the following:
Telecommunications and Technologies. As a result of the fourth quarter sale of the precision lens business and the reduced significance of the conventional video components business, management realigned the remainder of the Information Display Segment with the businesses previously reported in Advanced Materials to create the Technologies Segment. The precision lens business is reported as a discontinued operation and therefore its results have been excluded from segment reporting and historical periods have been conformed to this presentation. Also, in the second quarter of 2002, Corning revised its definition of segment net income. Prior to the second quarter, Corning disclosed restructuring and impairment charges and acquisition-related charges by segment, but excluded these from quantitative segment results. These charges have now been included in the segment net income and historical periods have been conformed to this presentation. This change was made to increase the transparency of the impact of these charges on segment results. Corning excludes the restructuring and impairment charges and acquisition-related charges in discussing the results of each business in the segment to provide clarity on the underlying business trends. Corning also includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income. Segment amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments.

Corning prepared the financial results for its operating segments on a basis that is consistent with the manner in which Corning management internally disaggregates financial information to assist in making internal operating decisions. Corning has allocated certain common expenses among segments differently than it would for stand-alone financial information prepared in accordance with GAAP. These expenses include interest, taxes and corporate functions. Segment net income may not be consistent with measures used by other companies.

------------------------------------------------------------------------------------------------------------------------------------
Telecommunications
(In millions)                                                          2002              2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                            $  1,631          $  4,458            $  5,186
Research, development and engineering expenses (1)                   $    308          $    474            $    395
Acquisition-related charges                                                                                $    463
Restructuring, impairment and other charges (related tax
  benefit of $452 and $282)                                          $  1,722          $  5,404
Interest expense (2)                                                 $     99          $    104            $     70
Income tax (benefit) expense                                         $   (722)         $   (336)           $    308
Segment (loss) earnings before minority interests
   and equity earnings (3)(4)                                        $ (1,838)         $ (5,215)           $    250
     Minority interests                                                     1                                     3
     Equity in (losses) earnings of associated companies,
       net of impairments                                                 (60)               12                   1
                                                                     --------          --------            --------
Segment net (loss) income                                            $ (1,897)         $ (5,203)           $    254
                                                                     ========          ========            ========

Segment (loss) earnings before minority interests and
   equity earnings as a percentage of segment sales                    (112.7)%          (117.0)%               4.8%
Segment net (loss) income as a percentage of segment sales             (116.3)%          (116.7)%               4.9%
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Technologies
(In millions)                                                          2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                            $  1,513          $  1,568            $  1,708
Research, development and engineering expenses (1)                   $    177          $    151            $    136
Restructuring, impairment and other charges (related tax
  benefit of $30 and $48)                                            $    150          $    122
Interest expense (2)                                                 $     71          $     48            $     37
Income tax (benefit) expense                                         $    (28)         $    (38)           $     54
Segment (loss) earnings before minority interests
   and equity earnings (3)(4)                                        $   (145)         $    (53)           $    130
     Minority interests (5)                                                96                13                 (27)
     Equity in earnings of associated companies                           168               132                 167
                                                                     --------          --------            --------
Segment net income                                                   $    119          $     92            $    270
                                                                     ========          ========            ========

Segment (loss) earnings before minority interests and
   equity earnings as a percentage of segment sales                      (9.6)%            (3.4)%               7.6%
Segment net income as a percentage of segment sales                       7.9%              5.9%               15.8%
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Total Segments
(In millions)                                                          2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                            $  3,144          $  6,026            $  6,894
Research, development and engineering expenses (1)                   $    485          $    625            $    531
Acquisition-related charges                                                                                $    463
Restructuring, impairment and other charges                          $  1,872          $  5,526
Interest expense (2)                                                 $    170          $    152            $    107
Income tax (benefit) expense                                         $   (750)         $   (374)           $    362
Segment (loss) earnings before minority interests
   and equity earnings (3)(4)                                        $ (1,983)         $ (5,268)           $    380
     Minority interests (5)                                                97                13                 (24)
     Equity in earnings of associated companies,
       net of impairments                                                 108               144                 168
                                                                     --------          --------            --------
Segment net (loss) income                                            $ (1,778)         $ (5,111)           $    524
                                                                     ========          ========            ========

Segment (loss) earnings before minority interests and
   equity earnings as a percentage of segment sales                     (63.1)%           (87.4)%               5.5%
Segment net (loss) income as a percentage of segment sales              (56.6)%           (84.8)%               7.6%
------------------------------------------------------------------------------------------------------------------------------------

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Years ended December 31,
                                                                      -----------------------------------------------
                                                                        2002                2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Net Sales
Total segment net sales                                               $  3,144           $  6,026          $  6,894
Non-segment net sales                                                       20                 21                26
                                                                      -----------------------------------------------
   Total net sales                                                    $  3,164           $  6,047          $  6,920
                                                                      ===============================================

(Loss) Income from Continuing Operations
Total segment net (loss) income (6)                                   $ (1,778)          $ (5,111)         $    524
   Unallocated items:
Non-segment income (loss) and other (7)                                      4                (33)               (9)
Amortization of goodwill (8)                                                                 (363)             (216)
Non-segment restructuring, impairment and other charges (9)               (208)              (191)
Interest income (10)                                                        41                 68               104
Gain on repurchases of debt                                                176
Income tax (expense) benefit (11)                                          (24)                94               (21)
Equity in earnings (losses) of associated companies, net of
  impairments                                                                8                  4               (19)
Minority interests                                                           1
                                                                      -----------------------------------------------
   (Loss) income from continuing operations                           $ (1,780)          $ (5,532)         $    363
                                                                      ===============================================

------------------------------------------------------------------------------------------------------------------------------------

(1) Non-direct research, development and engineering expenses are allocated based upon direct project spending for each segment.
(2) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(3) Includes an allocation of depreciation of corporate property, plant and equipment not specifically identifiable to a segment. Related depreciable assets are not allocated to segment assets.
(4) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(5) Includes $68 million related to impairment of long-lived assets in conventional video components business.
(6)  Includes royalty, interest and dividend income.
(7) Includes amounts derived from corporate investments. Non-segment (loss) income also includes nonoperating gains and losses. Includes one-time gain of $11 million included in equity earnings from Samsung Corning related to divestment of its interest in Samsung Corning Precision in 2000.
(8)  Amortization  of  goodwill  relates  primarily  to  the  Telecommunications
     Segment.
(9) See Restructuring, Impairment and Other Charges for further discussion of the restructuring actions.
(10) Corporate interest income is not allocated to reportable segments.
(11) Includes tax associated with non-segment impairment and restructuring charges, amortization of goodwill and nonoperating gains.

Telecommunications

The Telecommunications Segment produces optical fiber and cable, optical hardware and equipment, photonic modules and components and optical networking devices for the worldwide telecommunications industry. The following table provides net sales for the Telecommunications Segment:

--------------------------------------------------------------------------------
Telecommunications
(In millions)                      2002             2001              2000
--------------------------------------------------------------------------------

Net sales:
   Optical fiber and cable       $    859         $  2,889          $  2,875
   Hardware and equipment             552              817             1,020
   Photonic technologies              111              547             1,050
   Controls and connectors            109              205               241
                                 --------         --------          --------
     Total net sales             $  1,631         $  4,458          $  5,186
                                 ========         ========          ========

--------------------------------------------------------------------------------

2002 vs. 2001

This segment incurred significant restructuring and impairment charges in 2002 and 2001. The 2002 and 2001 charges are described in detail in Restructuring, Impairment and Other Charges. The restructuring activities were undertaken to reduce the operating cost structure due to continued market declines. More than half of the 2002 charge is impairment of fixed assets, primarily in the fiber and cable business. A significant portion of the asset impairments in this business represent the closure of two fiber plants and permanent abandonment of certain construction projects that had been stopped in 2001 in the optical fiber and cable business. The balance of the charge represents impairments of cost based investments, primarily in the photonic technologies business, and severance and benefits for retirees and separated personnel in all businesses. In addition, the segment incurred a $400 million charge for the impairment of goodwill and a $269 million charge for long-lived asset impairments at photonic technologies. The impairment charge incurred in the second quarter of 2001 relates to goodwill and certain acquired intangible assets from acquisitions in the photonic technologies business. These charges are described in Impairment of Goodwill and Impairment of Other Long-Lived Assets.

Sales in the segment declined 63%, or $2,827 million, from 2001 as each business in the segment experienced a significant decline in volume with the largest declines in optical fiber and cable and the photonic technologies businesses. The segment incurred losses of $1.9 billion in 2002, compared to a net loss of $5.2 billion in 2001. The 2002 loss was primarily due to the significant decrease in sales volume and restructuring and impairment charges. Each business also reported a loss in 2002. The trend between years reflects lower restructuring and impairment charges. Excluding these restructuring and impairment charges, segment net loss was $592 million compared to a loss of $81 million in 2001. The increase in the loss in 2002 reflects reduced sales volumes and lower prices in each business offset by cost reductions resulting from restructuring actions.

The optical fiber and cable business is the largest business in the segment. Sales in the optical fiber and cable business declined 70%, or $2,030 million in 2002. The decrease was primarily due to a sales volume decline for fiber and cable products of more than 50% for the year as well as double digit price declines. Excluding restructuring and impairment charges, the optical fiber and cable business incurred a significant loss in 2002, compared to profits in the prior year, primarily due to significantly lower sales volume, declining prices and unfavorable product mix.

As discussed in Restructuring Actions, the optical fiber and cable business undertook significant restructuring actions in the fourth quarter. These actions included permanent closure of two international fiber manufacturing plants and the mothballing of the Concord, NC facility. In addition, cabling operations will continue to be consolidated. Corning is not exiting any product or business lines as a result of the decision to reduce capacity, but is adjusting capacity to most efficiently meet expected demand levels through at least the end of 2004. Management believes that the Concord facility can be returned to productive capacity within six to nine months of a decision to do so and construction in progress at the Concord facility can be completed efficiently. Management believes the Concord and Wilmington plants will provide sufficient capacity for the foreseeable future of this business.

Sales in the hardware and equipment business decreased 32%, or $265 million, compared to 2001. The sales decreases were primarily due to the overall lack of spending impacting the entire telecommunications industry. Excluding restructuring charges, the business incurred a loss driven by lower volumes and pricing pressure in 2002, compared to a near breakeven performance in 2001. This business also undertook restructuring actions in the fourth quarter. These actions included exiting certain product lines, headcount reductions and asset abandonments.

The photonic technologies business manufactures photonic modules and components, primarily for the optical amplification market. Sales in the photonic technologies business declined 80%, or $436 million, compared to 2001, primarily due to lower sales volume as network buildouts in the telecommunications industry declined resulting in much lower demand for photonic products. The business incurred a significant loss for 2002 before restructuring and impairment charges, primarily due to dramatically lower sales volumes. However, the 2002 losses decreased more than 50%, compared to the losses incurred in 2001, which included inventory writedowns of $333 million. The results in 2002 reflect cost reductions resulting from restructuring actions taken in 2001 and 2002.

During the second quarter of 2002, the business favorably resolved an open issue from the second quarter of 2001 with a major customer, resulting in the recognition of revenue of $14 million and pre-tax income of $3 million. This revenue was recognized in part on shipment of inventory previously reserved. In addition, the business settled an open matter with a significant vendor in 2002 resulting in the reversal of a vendor reserve of $20 million that was recorded as part of the charge in the second quarter of 2001.

The lack of demand for optical component products started in early 2001 and resulted in restructuring and impairment charges in 2001 and 2002. This negative trend is expected to continue into the foreseeable future.

As disclosed in Corning's third quarter Form 10-Q, certain competitors indicated that they will exit the business and others announced decisions to consolidate or restructure. Corning continues to evaluate strategic alternatives for this business. While certain product lines are promising in the event of industry recovery, the pace and extent of that recovery is uncertain. Alternatives under consideration for this business include staying in the business with scaled down operations or contract manufacturing, partnering, sale or abandonment. In February 2003, Corning announced it will stop commercialization of its optical switching product in 2003 and will incur pre-tax charges of $20 million to $30 million related to the exit representing severance and cash exit costs. Management estimates that severance and exit costs related to a complete abandonment of remaining product lines could approximate $70 million to $80 million in total pre-tax charges.

The controls and connectors business manufactures high performance oscillators and crystals used in various telecommunications applications. Sales in the controls and connectors business decreased 47%, or $96 million, compared to 2001, due to the sale of the appliance controls group in May 2002 and the lack of capital spending in the telecommunications industry. Excluding restructuring charges, earnings were also down due to lower sales volumes as the business incurred a loss for the year, compared to earnings in 2001. The loss on divestiture of $16 million ($10 million after-tax) is included in restructuring, impairment and other charges. The business undertook restructuring actions in the fourth quarter that are expected to reduce operating costs in 2003.

2001 vs. 2000

Sales in the Telecommunications Segment decreased 14%, or $728 million from 2000 to $4.5 billion. Excluding the impact of acquisitions, the sales decline was 19%. The decrease in sales was primarily due to sales volume decreases in most businesses throughout the segment as capital spending in the telecommunications industry decreased significantly. Segment net income fell precipitously, compared to 2000's strong results as net income in the optical fiber and cable business was more than offset by losses in all other businesses and the significant restructuring and impairment charges. The loss of sales volume in premium fiber and photonic products reduced gross margins and the segment incurred operating charges totaling $333 million ($221 million after-tax) to write-down excess and obsolete inventory, including estimated purchase commitments, further lowering gross margin percentages. Segment net income for 2000 was impacted by $463 million ($442 million after-tax) of acquisition-related charges, primarily IPRD. See IPRD section for more detail.

Sales in the optical fiber and cable business in 2001 remained flat at $2.9 billion, compared with 2000, although sales declined significantly in the fourth quarter of 2001. Excluding the impact of acquisitions, sales declined 4%, compared to 2000. The lack of growth reflects the loss of volume in premium products beginning in the second quarter due to the decline in long-haul demand as capital spending for network buildouts diminished and the business began to experience volume decreases in sales of single-mode fiber in the third quarter. As a result, most fiber manufacturing facilities were idled in the fourth quarter. Overall, fiber and cable volume decreased approximately 15% for the year as a result of an increase of approximately 30% in the first half of the year, offset by a decrease of approximately 50% in the second half. The weighted-average price for Corning's optical fiber and cable products remained relatively stable, compared to 2000, as higher prices were offset by significantly decreased volumes for premium products. Premium fiber as a percentage of total fiber demand was approximately 20% in 2001.

Net income for the optical fiber and cable business decreased over 5%, compared to 2000, as the loss of sales volume in premium products was partially offset by increased sales of lower margin single-mode products. In response to reduced demand for fiber products, Corning announced it will permanently close its optical fiber operations in Deeside, North Wales and its cabling operations in Saskatoon, Canada in addition to temporarily ceasing production at smaller cabling facilities.

Sales in the hardware and equipment business declined 20%, or $203 million in 2001, compared to 2000. Excluding the impact of acquisitions, sales declined 28%, compared to 2000. The decrease was primarily due to lower sales volumes as capital spending in the cable television industry fell significantly from prior year levels. Business performance decreased significantly to a small loss in 2001 primarily due to considerably lower sales volumes. This business reduced its headcount during the year and closed a small manufacturing facility.

Sales in the photonic technologies business declined 48%, or $503 million, compared to 2000. The sales decrease reflected significant declines in orders from major customers caused by the decrease in capital spending in the telecommunications industry. The business incurred a significant operating loss for the year largely due to lower sales volumes, excess capacity, a higher fixed cost structure and charges for excess and obsolete inventory in the second and fourth quarters.

During the second quarter, major customers in the photonic technologies business reduced their order forecasts and canceled orders already placed. As a result, management determined that certain products were not likely to be sold in their product life cycle. Corning recorded a charge to writedown excess and obsolete inventory, including estimated purchase commitments, of $273 million ($184 million after-tax) in cost of sales in the second quarter of 2001. The business recorded an additional charge of $60 million ($37 million after-tax) in the fourth quarter as a result of lower revenue forecasts for 2002.

Corning has, or is in the process of disposing all such inventory, except approximately $100 million. Corning has retained and isolated this inventory, and in the unlikely event that product is sold, Corning will fully disclose the impact on its margins.

Corning announced a downsizing of the photonic technologies business and closed the following three manufacturing facilities in 2001:

..    Benton Park facility in Benton Township, PA,
..    Corning Lasertron's facility in Nashua, NH, and
..    Monroe Park manufacturing and development operations in Henrietta, NY.

In addition, Corning scaled back its photonic technologies operations in Erwin Park, NY and the remainder of its photonic facilities to adjust its manufacturing capacity levels and headcount to lower revenue expectations. The business reduced its headcount approximately 75% from peak employment levels in 2001.

Sales in the controls and connectors business decreased 15%, or $36 million in 2001, compared to 2000. Lower sales volume was the primary reason for the decline due to the weak U.S. economy. The business incurred an insignificant loss for the year, compared to an insignificant profit in 2000 due to the depressed volume.

Outlook: Business conditions in the Telecommunications Segment have been very difficult due to sharply reduced capital spending by telecommunications companies. Management anticipates that these difficult conditions will continue through at least the end of 2003. While management ultimately expects a recovery, it is difficult to forecast when capital spending by Corning's customers will increase and therefore difficult to predict revenues and earnings in this segment in the short-term. Corning expects sales to deteriorate $200 million to $250 million from 2002 sales. The industry continues to experience significant excess capacity, resulting in pricing pressure that is expected to continue throughout 2003. Corning expects the loss in the segment to be significantly less than 2003 due to significantly lower restructuring and impairment charges. The results will also reflect cost savings from actions undertaken in 2002.

Technologies

The Technologies Segment manufactures specialized products with unique properties for customer applications utilizing glass, glass ceramic and polymer technologies. Its primary products include liquid crystal display glass for flat panel displays, ceramic substrates for automobile and diesel applications, scientific laboratory products, glass panels and funnels for televisions and cathode ray tubes.

The following table provides net sales for the Technologies Segment:
--------------------------------------------------------------------------------
Technologies
(In millions)                            2002           2001            2000
--------------------------------------------------------------------------------

Net sales:
   Display technologies                $    405       $    323       $    333
   Environmental technologies               394            379            411
   Life sciences                            280            267            248
   Conventional video components            166            252            354
   Other technologies businesses            268            347            362
                                       --------       --------       --------
     Total net sales                   $  1,513       $  1,568       $  1,708
                                       ========       ========       ========

--------------------------------------------------------------------------------

2002 vs. 2001

Sales in the Technologies Segment during 2002 decreased 4%, or $55 million, compared to 2001, as increased sales in display technologies, environmental technologies and life sciences were offset by much lower sales in the mature conventional video components business, decreased demand for semiconductor materials and the impact of Corning's exit of its lighting products line in 2002. Segment earnings increased 29%, or $27 million, compared to 2001, as improved operating performance in display technologies and the life sciences business and stronger equity earnings were partially offset by restructuring and impairment charges and decreased earnings in the semiconductor materials and conventional video components businesses. The 2002 restructuring costs recorded in this segment consisted entirely of severance and benefits for retired and separated employees in several businesses. The impairment charges related to assets held for use in the conventional video components business. See Impairment of Long-Lived Assets Other than Goodwill.

Sales in the display technologies business, the largest business in the segment and a leading supplier of ultra-thin glass substrates used to produce flat panel display, increased 25%, or $82 million, compared to 2001. The increase was primarily due to higher sales volume as penetration in the desktop market increased. The prior year's sales were negatively impacted by an inventory correction in the industry in the first quarter of 2001. Volume gains of over 46% for the current year were partially offset by price declines of 10% on a constant currency basis. Earnings in the business increased over 30% for the year, compared to 2001, primarily due to volume gains and a more than 30% improvement in equity earnings from Samsung Corning Precision Glass Company Ltd. (Samsung Corning Precision), a Korean manufacturer of liquid crystal display glass. Both Corning and Samsung Corning Precision have recently approved expansions of manufacturing capacity in Taiwan and Korea, respectively. These capital projects are expected to begin production in 2003.

Sales in the environmental technologies business, a manufacturer of catalytic converter substrates, increased 4%, or $15 million, compared to 2001, primarily due to increased U.S. auto production driven by financing incentives and strong growth in Europe and Japan. Earnings in this business improved 8%, compared to 2001, as a significant increase in equity earnings from Cormetech, a U.S. designer and manufacturer of industrial catalysts, was partially offset by price declines and increased manufacturing and development costs related to new products.

In October 2001, Corning announced the construction of a new diesel emission control product manufacturing facility. The new plant is being built in Erwin, NY. Construction on the project began in 2002 and is expected to be completed in 2004.

Sales in the life sciences business, a supplier of advanced microplates and other laboratory products, increased 5%, or $13 million, compared to 2001, primarily due to strong growth in most product lines. Earnings in the business more than doubled over 2001, primarily due to cost savings from the discontinuation of Corning's investment in microarray technology products in the third quarter of 2001, as well as improved manufacturing efficiencies and higher sales.

Sales in the conventional video components business, a manufacturer of optically pure, mechanically precise face plates and funnels for larger-screen television tubes, decreased 34%, or $86 million, compared to 2001. Pricing pressure is strong in this market due to increased competition. A significant portion of this business is concentrated with few customers, two of which have recently merged. One significant customer has exited the business and sales demand from another key customer is uncertain. Management is considering operational and strategic alternatives should the business continue to decline. Corning recorded an impairment of the property, plant and equipment of this business, recognizing a charge of $140 million in the fourth quarter of 2002. See Restructuring, Impairment and Other Charges for further detail. Excluding the asset impairment and restructuring charges, the loss in the business increased almost 50% for the year, compared to 2001, primarily due to decreased sales volume and continued competitive pricing pressures. Samsung Corning Company Ltd. (Samsung Corning), a 50% owned manufacturer of glass panels and funnels based in South Korea, also experienced pricing pressure resulting in an approximate 10% decline in equity earnings for 2002, compared to the prior year.

Sales in Corning's other technologies businesses, including semiconductor materials and ophthalmic products, decreased 23%, or $79 million, compared to 2001. The decrease was led by the exit of the lighting business and lower sales volume of high purity fused silica products in the semiconductor materials business as capital spending in the semiconductor equipment industry remained at relatively low levels. The businesses incurred a loss for the year compared to break-even results in 2001. The losses were primarily due to significantly lower sales volume and increased spending in development and engineering for calcium fluoride products.

2001 vs. 2000

Sales in 2001 for the Technologies Segment decreased 8%, or $140 million, compared to 2000. Excluding the impact of acquisitions, sales declined 10%. Sales increases in the life sciences business were more than offset by declines in every other business in this segment. Segment net income also declined in 2001 as the segment recorded net income of $92 million, compared to $270 million in 2000, for a 66% decrease, or $178 million. The decline in profitability was primarily due to restructuring charges and weaker performance by most businesses in the segment, which was partially offset by improved performance in the life sciences business.

Sales in the display technology business decreased 3%, or $10 million, in 2001, compared to 2000. A significant shift in customer demand from Japan to Korea caused volume to increase approximately 35% at Samsung Corning Precision and 17% in the consolidated business. This volume growth, when offset by the impact of price declines and the deterioration of the yen, resulted in the sales decline of 3%. Earnings for 2001 decreased approximately 25%, primarily due to lower operating margins driven by pricing pressures, start-up costs incurred for the May opening of a new manufacturing facility in Taiwan and additional development and engineering expenses for Eagle2000(TM), a new glass substrate used in active matrix liquid crystal displays. Additionally, equity earnings from Samsung Corning Precision decreased over 15% compared to 2000, primarily due to Corning having a smaller ownership interest in the company in 2001 versus 2000.

Sales in the environmental technologies business decreased 8%, or $32 million, in 2001, compared to 2000. The business experienced lower sales volumes, compared to 2000, due to decreased vehicle production. Volume growth in Asia was more than offset by declining volumes in North America and Europe. Earnings for the year were down almost 50%, primarily due to lower sales volumes, manufacturing inefficiencies related to the introduction of new ultra thin wall products, excess capacity and start-up costs in South Africa and China.

Sales in the life sciences business increased 8%, or $19 million, in 2001, compared to 2000. The improvement was primarily due to an increase in sales volume. Earnings in the base business (excluding microarray technology) almost doubled over 2000, primarily due to a shift to higher margin products in sales mix along with improvements in manufacturing costs and selling, general and administrative expenses. Overall earnings in the business were diluted due to the investment in microarray technology, which Corning discontinued at the end of 2001.

Sales in the conventional video components business decreased 29%, or $102 million, in 2001, compared to 2000. The decline was primarily due to a weak U.S. economy and increased competitive pricing pressure. Earnings were down almost 50% due to lower sales volumes, decreased margins, a production slowdown in the fourth quarter and lower equity earnings. Samsung Corning also experienced lower sales volumes and increased competitive pricing pressure, and thus lower earnings.

Sales in Corning's other technologies businesses decreased 4%, or $15 million, in 2001, compared to 2000. Excluding the acquisition of Tropel in March 2001, sales decreased 11%. The decrease was due to softness in the market for ophthalmic products and high purity fused silica. Earnings for the year were approximately breakeven and down slightly, compared to 2000. Lower sales volumes and production slowdowns were partially offset by a marginal increase in equity earnings from Eurokera, a French based manufacturer of glass ceramic cooktops, which resulted in comparable earnings between years. Corning exited the lighting and tubing businesses in 2002 and shutdown manufacturing facilities in Greenville, OH and Corning, NY.

Outlook: Management expects sales in the Technologies Segment to increase in 2003 versus 2002 due to increased desktop monitor penetration rates, continued global clean air emission requirements and a recovery in the semiconductor market. Most businesses in this segment are expected to increase sales with the display technologies business at the forefront. Thus, management anticipates sales may improve $175 million to $225 million over 2002. Corning expects profitability in this segment to improve approximately $100 million to $120 million in 2003, primarily through increased sales volume and the achievement of significant manufacturing gains. This segment includes South Korean based equity companies that generated equity earnings of $124 million in 2002. Political or economic instability in that region could adversely impact these operations and the results of this segment overall.

NON-SEGMENT RESULTS

Corning's non-segment results include the operations of Steuben, a crystal glass manufacturer, and equity earnings from small nonstrategic investments that are not aligned with Corning's two operating segments. In addition, the results of operating segments do not include amortization of goodwill, gain on repurchases and retirement of debt and impairment charges related to Pittsburgh Corning Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash Flow and Key 2002 Activities

In 2002, Corning's short and long-term debt ratings were downgraded to sub-investment grade. At this sub-investment grade level, Corning is precluded from accessing the short-term commercial paper market. Corning's access to the long-term debt markets has been and will likely continue to be limited. The terms that Corning could receive on new debt issues will likely be consistent with those generally available to high yield issuers.

As an additional source of funds, Corning currently has full unrestricted access to a $2.0 billion revolving credit facility with 16 banks, expiring on August 17, 2005. As of December 31, 2002, there were no borrowings under the credit facility. The facility includes one financial covenant limiting the ratio of total debt to total capital, as defined, to not greater than 60%. At December 31, 2002 and 2001, this ratio was 47%. As disclosed in Restructuring, Impairment and Other Charges, Corning recorded an impairment of goodwill in the fourth quarter. Further declines in the fair value of Corning's Telecommunications Segment could cause future impairments of goodwill, tangible or intangible assets or prompt restructuring actions. Such charges could cause a material increase to Corning's debt to capital ratio.

On December 13, 2002, Corning completed the sale of its precision lens business to 3M for net proceeds of $787 million in cash. The transaction resulted in a gain of $652 million ($415 million after-tax). In addition, Corning could receive an additional $50 million in cash in 2003, the majority of which is currently on deposit in escrow.

In July and August 2002, Corning issued 5.75 million shares of 7% Series C mandatory convertible preferred stock having a liquidation preference of $100 per share, plus accrued and unpaid dividends, resulting in gross proceeds of $557 million. The mandatory convertible stock has an annual dividend rate of 7%, payable quarterly in cash. The first dividend payment date was November 16, 2002. The dividends are also payable immediately upon conversion to Corning common sock. At the time Corning issued the Series C convertible preferred stock, a one-time dividend was declared for all dividends that will be payable from issuance through the mandatory conversion date of August 16, 2005. Corning secured the payment of the dividends through the issuance of a promissory note and used a portion of the proceeds from the sale of the Series C preferred stock to purchase $117 million of U.S. treasury securities that were pledged as collateral to secure the payments on the promissory note. As a result, net proceeds of the offering were $440 million. In addition, Corning redeemed the remaining 69 thousand shares of Series B preferred stock for $7 million in August.

The Series C preferred stock will automatically convert on the mandatory conversion date of August 16, 2005, into between 50.813 and 62.5 shares of Corning common stock, depending on the then current market price. At any time prior to the mandatory conversion date, holders may elect to convert in whole or part of their shares of Series C preferred stock into 50.813 shares of common stock plus an amount of cash equal to the market value at that time of the pro rata share of the collateral portfolio that secures the promissory note. At December 31, 2002, approximately 4.2 million shares of the Series C preferred stock had been converted into 213.3 million common shares.

As the closing price of Corning common stock was $1.60 on July 31, 2002, the holder could immediately convert the Series C preferred stock and obtain a value of $101.72 (50.813 shares valued at $1.60 plus $20.42 in future dividends) indicating that the preferred stock contained a beneficial conversion feature of $1.72 per preferred share. The beneficial conversion totaled approximately $10 million and was charged to the accumulated deficit in the third quarter. The beneficial conversion was also deducted from earnings attributable to common shareholders in the 2002 earnings per share calculations.

In March 2001, Corning filed a universal shelf registration statement with the U.S. Securities and Exchange Commission (SEC) that became effective in the first quarter. The shelf permits the issuance of up to $5.0 billion of various debt and equity securities. Subsequent to the issuance above and as of December 31, 2002, Corning's remaining capacity under its shelf registration was approximately $3.5 billion.

Uses of Cash and Key 2002 Activities

In addition to funding operations in 2002, Corning used cash for debt repurchases, capital spending and restructuring actions.

During 2002, Corning repurchased and retired zero-coupon convertible debentures with an accreted value of $493 million in exchange for cash of $308 million for the year ended December 31, 2002. Corning recorded gains of $176 million ($108 million after-tax) on these transactions for the year ended December 31, 2002.
Corning recorded the gain on repurchases as a component of income from continuing operations, as permitted by SFAS No. 145. The remaining debentures may be put back to Corning on November 8, 2005, at $819.54 per debenture and on November 8, 2010, at $905.29 per debenture. Corning has the option of settling this obligation in cash, common stock, or a combination of both. From time to time, Corning may repurchase certain additional debt securities in open-market or privately negotiated transactions. Through February 14, 2003, Corning spent an additional $165 million to repurchase and retire more zero coupon convertible debentures and expects to record a pre-tax gain of approximately $34 million in the first quarter of 2003.

Corning also spent $233 million to retire its commercial paper borrowings during 2002. Corning had no commercial paper borrowings as of December 31, 2002, nor does it anticipate issuing commercial paper in the foreseeable future. In total, Corning spent $815 million in 2002 to pay down short and long-term debt.

Corning reduced its capital spending dramatically in 2002, which reflected the downturn in telecommunications and was part of a comprehensive effort to conserve cash. Capital spending totaled $0.4 billion, $1.7 billion and $1.5 billion in 2002, 2001 and 2000, respectively. The high level of capital spending in 2001 and 2000 related primarily to capacity expansions in Corning's Telecommunications Segment and expanded research and development facilities. Corning's 2003 capital spending program is expected to be limited to $350 million to $450 million. Capital spending activity in 2003 is primarily expected to be the planned expansion in the liquid crystal display and environmental businesses.

During 2002, Corning made payments of $256 million related to employee severance and termination costs and $22 million in other exit costs resulting from restructuring actions. Corning expects additional payments for actions taken in 2001 and 2002 to approximate $290 million in 2003. In February 2003, Corning announced it will exit its optical switching product line and incur cash charges of $20 million to $30 million.

In the third quarter of 2002, Corning repurchased 5.5 million shares of its common stock in a privately negotiated transaction for $23 million.

Key Balance Sheet Data

At December 31, 2002, cash and short-term investments totaled $2.1 billion, compared with $2.2 billion at December 31, 2001. The decrease from December 31, 2001 was primarily due to short and long-term debt repayments, restructuring payments and the use of working capital. These items were partially offset by significantly lower capital spending, the sale of the precision lens business and proceeds from the issuance of Series C mandatory convertible preferred stock.

Balance sheet and working capital measures are provided in the following table (dollars in millions):
--------------------------------------------------------------------------------
                                                             As of December 31,
                                                             ------------------
                                                              2002       2001
--------------------------------------------------------------------------------

Working capital                                              $2,145     $2,113
Working capital, excluding cash and short-term investments     $55      $(106)
Current assets to current liabilities                         2.3:1      2.1:1
Trade accounts receivable, net of allowances                  $470       $593
Days sales outstanding (1)                                     56         55
Inventories                                                   $559       $725
Inventory turns                                                4.4        4.5
Days payable outstanding                                       46         42
Long-term debt                                               $3,963     $4,463
Total debt to total capital                                    47%        47%
--------------------------------------------------------------------------------

(1) Days sales outstanding are calculated on the fourth quarter of each respective year.

The increase in working capital, excluding cash and short-term investments, reflected lower short-term borrowings and accounts payable and the recognition of an income tax receivable compared to December 31, 2001. The increase in the current ratio was primarily due to the elimination of commercial paper borrowings. Trade accounts receivable and inventories decreased largely due to significantly lower sales and sales volumes compared to 2001.

In 2001, tax legislation was enacted in the U.S. that extended the net operating loss carryback period from two to five years. Due to this legislation change, Corning will be able to carryback the anticipated 2002 U.S. federal net operating loss and claim a refund which would not have otherwise been available. Other accounts receivable at December 31, 2002, included a receivable of $192 million as a result of Corning availing itself of this opportunity. Corning expects to receive this refund in the second quarter of 2003.

Credit Ratings

Corning's credit ratings as of February 18, 2003 were as follows:

--------------------------------------------------------------------------------
RATING AGENCY                 Rating                     Rating
Last Update               Long-Term Debt            Commercial Paper
--------------------------------------------------------------------------------

Standard & Poor's               BB+                         B
    July 29, 2002

Moody's                         Ba2                     Not Prime
    July 29, 2002

Fitch                           BB                          B
    July 24, 2002
--------------------------------------------------------------------------------

Note:  All three rating agencies maintain a Negative Outlook.

In July 2002, all three rating agencies announced a downgrade which is reflected in the ratings above. Should business performance decline further from the levels experienced in 2002, these ratings could receive further review for possible downgrade. Although the sub-investment grade ratings preclude Corning's access to the commercial paper market, Corning's overall financial flexibility remains adequate as a result of its cash position, short-term investments and committed revolving credit facilities. Corning's debt agreements do not include covenants that accelerate the maturity of borrowings as a result of changes in credit ratings.

If business performance should decline further from levels seen in the fourth quarter of 2002, Corning's ability to enter into foreign exchange contracts with a duration of greater than one year could be adversely impacted. Such limitation would not significantly impact the Company's current hedging program. In addition, the sub-investment grade credit rating has, in some instances, resulted in requirements to deposit cash with counterparties under performance surety bond and letter of credit arrangements. At December 31, 2002, $82 million of restricted cash was included in other long-term assets.

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Management Assessment of Liquidity

Corning's 2002 earnings were not adequate to cover its fixed charges (principally interest and related charges on debt), primarily as a result of losses incurred in Corning's Telecommunication's Segment. Corning's earnings will likely not be sufficient to cover its fixed charges in 2003.

Corning's major source of funds in 2003 will be its cash and short-term investments. Management believes Corning has ample liquidity to meet its funding needs for 2003 and beyond, which includes funding operations, restructuring payments, research and development and capital expenditures.

Obligations

At December 31, 2002, the contractual obligations of Corning were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     2007 and
                                                          2003       2004       2005       2006     thereafter      Total
------------------------------------------------------------------------------------------------------------------------------------
(In millions)
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                          $  191     $  127    $  1,910    $   11     $  1,964      $  4,203
Minimum rental commitments                                  48         42          36        33          195           354
------------------------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations                      $  239     $  169    $  1,946    $   44     $  2,159      $  4,557
------------------------------------------------------------------------------------------------------------------------------------

Off Balance Sheet Arrangements

------------------------------------------------------------------------------------------------------------------------------------
                                                                Amount of commitment and contingency expiration per period
                                                                ----------------------------------------------------------
                                                                   Less than   1 to 2     2 to 3       3 to 4     5 years and
(In millions)                                          Total        1 year      years      years        years     thereafter
------------------------------------------------------------------------------------------------------------------------------------
Performance bonds and guarantees                      $  189       $   49       $  5        $ 21                    $  114
Contingent purchase price for acquisitions               126           48         24           2                        52
Dow Corning credit facility                              150                                                           150
Stand-by letters of credit                                33           33
Loan guarantees                                           37            5          1           1        $  1            29
------------------------------------------------------------------------------------------------------------------------------------
Total other commercial commitments
  and contingencies                                   $  535       $  135       $ 30        $ 24        $  1        $  345
------------------------------------------------------------------------------------------------------------------------------------

At December 31, 2002, Corning had guaranteed debt of equity affiliates which totaled $14 million. In addition, Corning and certain of its subsidiaries have provided other financial guarantees and contingent liabilities in the form of purchase price adjustments related to attainment of milestones, stand-by letters of credit and performance bonds, some of which do not have fixed or scheduled expiration dates. Corning has agreed to provide a credit facility related to Dow Corning Corporation as discussed in Note 10 to the Consolidated Financial Statements. The funding of the Dow Corning credit facility is subject to events connected to the Bankruptcy Plan as described in Note 10. Management believes the significant majority of these guarantees and contingent liabilities will expire without being funded.

Corning has leased equipment from three unconsolidated  special purpose entities
(SPE) for which the sole purpose is the leasing of equipment to Corning. These SPEs are not consolidated in the 2002 financial statements since the equity investor of the SPE has made a substantial investment that is at risk for the life of the SPE. However, the Financial Accounting Standards Board (FASB) issued Interpretation 46, Consolidation of Variable Interest Entities in January 2003. Interpretation 46 will require the consolidation of variable interest entities
(VIE) by the primary beneficiary. Management is still assessing the impacts of this interpretation, however, it is reasonably possible that Corning will be considered the primary beneficiary of the three VIEs, and therefore will consolidate these entities beginning on July 1, 2003. As of December 31, 2002, the total assets in unconsolidated VIEs were $46 million. In addition, Corning's maximum loss exposure as a result of its involvement with these VIEs is $46 million. This amount represents payments that would be due to the VIE in the event of a total loss of the equipment. Corning carries insurance coverage for this risk.

Pensions

Corning has a number of defined benefit pension plans covering certain domestic and international employees. Its largest single pension plan is Corning's U.S. qualified plan. At December 31, 2002, this plan accounted for 83% of Corning's consolidated defined benefit pension plans' projected benefit obligation and 89% of the related plans' assets. In 2002, global capital market developments resulted in negative returns on this plan's assets and a decline in the discount rate used to estimate the related pension liability. As a result, at December 31, 2002, this U.S. plan's accumulated benefit obligation (ABO) exceeded the fair value of its assets, which required Corning to record an additional minimum pension liability in accordance with SFAS No. 87, "Employer's Accounting for Pensions." The effect of this non-cash adjustment was to increase pension liabilities by $322 million, increase intangible assets by $61 million and increase other comprehensive loss by $261 million ($161 million after-tax).

Corning has traditionally contributed to this qualified U.S. pension plan on an annual basis. Over the last ten years, voluntary contributions averaged $25 million a year. Corning has historically contributed in excess of the IRS minimum requirements, and as a result, mandatory contributions are not expected to be required for this U.S. plan until 2006. In the fourth quarter of 2002, Corning made voluntary pension contributions to this U.S. plan of $30 million, resulting in total contributions for the year of $56 million. Corning expects to increase the level of voluntary contributions to this U.S. plan over the next few years. For 2003, Corning anticipates making voluntary contributions totaling $60 million to this plan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management's most difficult, subjective or complex judgments are described below.

Impairment of goodwill in the telecommunications reporting unit

SFAS No. 142, "Goodwill and Other Intangible Assets," requires management to make judgments about the fair value of its reporting unit. Corning measures fair value on the basis of discounted expected future cash flows. The determination of expected future cash flows involves judgment. Corning's judgment was based upon our historical experience in the telecommunications business, our current knowledge from our commercial relationships, and available external information about future trends. With this input, it is management's expectation that there will be minimal volume growth in the short term, volume growth is assumed to accelerate beginning in 2005 commensurate with overall market recovery. Terminal value of the business assumes a growth in perpetuity of 3%. These cash flows are also used to value intangible and tangible assets which determine the implied value of reporting unit goodwill. The discount rate applied to these cash flows represents a telecommunications weighted average cost of capital based upon current debt and equity activity of 11 public companies representing a cross section of worldwide competitors of the reporting unit. Corning used a discount rate of 12% in its calculation of fair value of the expected future cash flows and recorded an impairment charge of $400 million. Had Corning used a discount rate of 11.5%, the fair value of the reporting unit would have exceeded its carrying value and there would not have been an impairment. Had Corning used a discount rate of 12.5%, the pre-tax impairment charge would have been approximately $225 million higher.

Impairment of assets held for use

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires management to assess the recoverability of the carrying value of long-lived assets when an event of impairment has occurred. Management must exercise judgment in assessing whether an event of impairment has occurred. Corning concluded events of impairment had occurred in two of its businesses in the fourth quarter of 2002 and the company recorded pre-tax charges totaling $409 million. In each circumstance, behavior of external parties, including customers and competitors, were considered in the determination that an assessment for impairment was required. Management must also exercise judgment in the determination of expected future cash flows against which to compare the carrying value of the asset group being evaluated. In both measurements, the carrying value far exceeded the expected cash flows. Management then exercised judgment in determining the fair value of the assets from which the impairment charge was measured. For its photonic technologies business, management based the fair value of its long-lived assets on the actual results of recent asset auctions of similar equipment. For the conventional television business, management exercised judgment about alternative volume and sales price scenarios, computed discounted cash flows and assigned its best estimate of probability to each alternative. Management has reduced the useful lives of the fixed assets of this business as a result of this assessment.

Restructuring charges and impairments resulting from restructuring actions

During 2001 and 2002, Corning recorded write-downs of property, plant and equipment as a result of decisions to exit facilities, primarily in the Telecommunications Segment. Assets impaired were primarily equipment, construction in progress and buildings. Some of the equipment is to be sold and some abandoned. Corning used information available from recent auctions of telecommunications equipment to estimate salvage value when measuring impairment. The estimated salvage values are very low, primarily due to the currently depressed market for telecommunications related equipment. The salvage values of property impaired were also estimated to be minimal as certain facilities will be abandoned and not sold. It is possible that actual results will differ from assumptions and require adjustments to reserves.

Valuation allowances for deferred income taxes

SFAS No. 109, "Accounting for Income Taxes," requires management to exercise judgment about its future results in assessing the realizability of its deferred tax assets. At December 31, 2002, Corning had gross deferred tax assets of $1.8 billion. Corning determined that the likelihood of realization of certain deferred tax assets is less than 50% and recorded valuation allowances of $417 million. If future taxable income differs from management's estimate, adjustments to these allowances will be required and will impact future net income.

Probability of litigation outcomes

SFAS No. 5, "Accounting for Contingencies," requires management to make judgments about future events that are inherently uncertain. In making its determinations of likely outcomes of litigation matters, management considers the evaluation of outside counsel knowledgeable about each matter, as well as known outcomes in case law. See Item 3, "Legal Proceedings" for a detailed discussion of the key litigation matters the Company faces. The most significant matter involving management's most complex judgment is that of Pittsburgh Corning Corporation. There are a number of factors bearing upon the Company's potential liability, including the inherent complexity of a Chapter 11 filing, the Company's history of success in defending itself against asbestos claims, the Company's assessment of the strength of its corporate veil defenses, the Company's continuing dialogue with its insurance carriers and the claimant's representatives, and other factors. The Company's conclusion, subject to change as future events unfold, is that there is no guarantee that a global settlement can or will be reached, and that it is more likely than not that the Company will continue to litigate.

Pension assumptions

In 2002, management made a change in assumption that will impact pension expense in future periods. Specifically, management has lowered its expected long-term rate of return on pension assets from 9% to 8.5%. Management has not altered the nature of the pension trust investments. Recent asset performance has been below the 9% assumption. As such, it is lowering its long-term rate of return assumption. This will increase Corning's pension expense as measured in accordance with SFAS No. 87, "Employers' Accounting for Pension," compared to amounts recorded in 2002. The increase will approximate $8 million in 2003.

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

Amounts allocated to purchased IPRD were established through recognized valuation techniques in the high technology communications industry. Certain projects were acquired for which technological feasibility had not been established at the date of acquisition and for which no alternative future uses existed. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," amounts assigned to IPRD meeting the above criteria must be charged to expense at the date of consummation of the purchase.

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

Expected future debt-free income was derived with the following considerations:

..    revenues were estimated based on relevant market size, growth trends in the industry and individual product sales cycles,
..    estimated operating expenses included cost of goods sold, selling,  general and administrative expenses, and research and development expenses to maintain the products once they have been introduced,
..    estimated tax expenses  were  specific to each acquired  entity and its tax profile, and
..    for certain  projects,  as  appropriate,  a return on core  technology  was deducted based upon market standards for licensed existing technology and a return on assets was deducted based upon industry comparisons.

The nature of the efforts to develop the acquired technology into commercially viable products consists principally of planning, designing and testing activities necessary to determine that the product can meet market expectations. Corning expected that products incorporating the acquired technology from these projects will be completed and will begin to generate cash flows over the five years following integration.

The timing and success of development of the technologies not abandoned remains a risk due to the remaining effort to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and significant competition in the marketplace.

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

Costs to complete the in-process research programs were originally estimated to approximate $25 million to $30 million at the valuation date. These projects have been categorized into four product technologies as follows:

Lithium Niobate Modulators

The business is developing a number of different lithium niobate modulators. Lithium niobate modulators are ideally suited for use in high-speed, long-haul optical communications networks. The technology has been chosen by a majority of long-haul equipment suppliers because it has the best combination of optical, electronic and reliability performance. Five of the research projects qualified as IPRD projects and the completion percentages of these five projects ranged from 10% to 90%. A non-tax deductible charge of $235 million was recognized and the value of individual modulator projects in-process ranged from $19 million to $83 million.

Corning plans to continue research on lithium niobate modulators. However, due to the downturn in the telecommunications industry future revenues expected from these projects will be significantly less than originally estimated.

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

Gratings

At the date of acquisition, three qualifying gratings programs with completion percentages ranging from 20% to 85% were valued. A non-tax deductible IPRD charge of $16 million resulted from gratings programs. Individual in-process projects were valued between $2 million and $11 million.

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

Corning plans to continue research in specialty fiber.

IntelliSense
------------

On June 12, 2000, Corning completed the acquisition of the remaining shares of IntelliSense, a manufacturer and developer of micro-electro-mechanical systems
(MEMs), or small electro-mechanical, micro-fabricated devices. MEMs technology, when integrated with optics and packaging expertise, enables the development of optical add-drop switches and optical cross connects, that are expected to play a key role in the development and buildout of the optical networking layer. As of the acquisition date, IntelliSense had three qualifying research projects underway. These research and development projects are anticipated to result primarily in the development of new telecommunications products. Projected debt-free income was initially discounted using a rate of 20% to reflect the weighted-average cost of capital (entity risk) for IntelliSense. Each product was also discounted to account for the research project's stage of development. The completion percentages ranged from 10% to 90%. At the acquisition date, the projected costs to complete the IPRD programs approximated $20 million. Corning recorded a $7 million IPRD charge in the second quarter of 2000. No project valued exceeded $5 million.

Failure of any single project would not materially impact Corning's financial condition, results of operations or liquidity.

As of December 31, 2002, one of the projects has been canceled, the other two projects are continuing with one at a reduced level. As a result, the future revenues expected from these projects will be significantly less than originally estimated.

NZ Applied Technologies
-----------------------

On May 5, 2000,  Corning  completed the  acquisition of NZ Applied  Technologies
(NZAT). NZAT was developing a line of high speed, solid-state components for dense wavelength division multiplexing systems, such as variable optical attenuators, that will meet industry demands for speed and quality. Of these projects, four were determined to meet the criteria for purchased IPRD as of the acquisition date. Projected debt-free income was initially discounted using a rate of 21% to reflect the weighted-average cost of capital (entity risk) for NZAT. Each product was also discounted to account for the research project's stage of development. The completion percentages ranged from 10% to 80%. At the acquisition date, the projected costs to complete the IPRD programs approximated $10 million. A $44 million non-tax deductible IPRD charge was recognized and the value of individual projects ranged from $1 million to $29 million.

In the third quarter of 2002, due to the significant downturn in demand for telecommunication products, Corning decided to suspend the research related to these projects. When the demand for Corning's telecommunication products rebound, management will reevaluate the market at that time and a decision will be made as to whether research and development on these projects should resume.

Photonics Technology Research Center
------------------------------------

On February 14, 2000, Corning acquired the Photonics  Technology Research Center
(PTRC). Located in Suffolk, UK, the PTRC had extensive research and development efforts underway at the acquisition date including work on planar integrated optics, semiconductor optical amplifiers, electro-absorption modulators and optical networking devices. Seven projects were determined to meet the criteria for purchased IPRD. Projected debt-free income was determined for each of the projects and initially discounted using a rate of 35% to reflect the weighted-average cost of capital (entity risk) for PTRC. Each product was also discounted to account for the research project's stage of development. The completion percentages ranged from 50% to 80%. At the acquisition date, the projected costs to complete the IPRD programs approximated $40 million. A $42 million ($25 million after-tax) IPRD charge was recognized and the value of individual projects ranged from less than $1 million to $16 million.

In the fourth quarter of 2002, due to the significant downturn in demand for telecommunication products, Corning announced it would close this facility and abandon most of the projects. Research will continue related to semiconductor optical amplifiers and electro-absorption modulators at other research facilities. As a result, the future revenues expected from these projects will be significantly less than originally estimated.

ENVIRONMENT

Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $22 million for its estimated liability for environmental cleanup and related litigation at December 31, 2002. Based upon the information developed to date, management believes that the accrued amount is a reasonable estimate of Corning's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling-of-interests method is prohibited for transactions initiated after June 30, 2001. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. SFAS No. 142 was effective for Corning on January 1, 2002. An assessment of the recoverability of goodwill recorded on the date of adoption was completed in the first quarter indicating that the carrying value of goodwill was recoverable. At December 31, 2002, goodwill approximated $1.7 billion. Corning recorded a $400 million ($294 million after-tax) charge for impairment of a portion of the goodwill in its Telecommunications Segment after completing its annual assessment in the fourth quarter. See Impairment of Goodwill for further discussion of the charge recorded.

The following table presents a reconciliation  of reported net (loss) income and
(loss) earnings per share to adjusted net (loss) income and (loss) earnings per share, as if SFAS No. 142 had been in effect as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Years ended December 31,
                                                                       ----------------------------------------
                                                                          2002            2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Reported net (loss) income                                             $  (1,302)     $  (5,498)     $     422
Goodwill amortization, net of income taxes                                                  345            203
                                                                       ----------------------------------------
Adjusted net (loss) income                                             $  (1,302)     $  (5,153)     $     625
                                                                       ========================================

Reported net (loss) income per share - basic                           $   (1.39)     $   (5.89)     $    0.49
Goodwill amortization, net of income taxes                                                 0.37           0.24
                                                                       ----------------------------------------
Adjusted net (loss) income per share - basic                           $   (1.39)     $   (5.52)     $    0.73
                                                                       ========================================

Reported net (loss) income per share - diluted                         $   (1.39)     $   (5.89)     $    0.48
Goodwill amortization, net of income taxes                                                 0.37           0.23
                                                                       ----------------------------------------
Adjusted net (loss) income per share - diluted                         $   (1.39)     $   (5.52)     $    0.71
                                                                       ========================================

------------------------------------------------------------------------------------------------------------------------------------

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Corning was required to implement SFAS No. 143 on January 1, 2003. Corning does not expect this standard to have a material impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. Corning adopted SFAS No. 144 on January 1, 2002. Corning has followed this standard to measure impairments of long-lived assets through 2002 and report business divestitures.

In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44,
"Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Bulletin (APB) No. 30 will be used to classify gains and losses from extinguishment of debt. Corning adopted the reporting guidance of SFAS No. 145 in the second quarter of 2002 in its accounting for repurchases and retirement of debt. See Note 14 to the Consolidated Financial Statements. The remaining provisions of SFAS No. 145 will be adopted by Corning in fiscal year 2003. Corning does not expect the adoption of the remaining provisions to have a material impact on its consolidated financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Corning does not expect this Interpretation to have a material impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain interim disclosures that are incremental to those required by SFAS No. 123. Corning will continue to account for stock-based compensation in accordance with APB No. 25. As such, Corning does not expect this standard to have a material impact on its consolidated financial position or results of operations. Corning has adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. Management is still assessing the impacts of this interpretation, however, it is reasonably possible that Corning will be considered the primary beneficiary of three existing SPEs and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and debt of these entities at December 31, 2002, approximates $46 million.

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report, in reports subsequently filed by Corning with the SEC on Forms 10-Q and 8-K, and related comments by management which are not historical facts or information and contain words such as "believes," "expects," "anticipates," "estimates," "forecasts," and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-    global economic and political conditions,
-    currency fluctuations,
-    product demand and industry capacity,
-    competitive products and pricing,
-    sufficiency of manufacturing capacity and efficiencies,
-    cost reductions,
-    availability and costs of critical materials,
-    new product development and commercialization,
-    attracting and retaining key personnel,
-    order activity and demand from major customers,
- fluctuations in capital spending by customers in the telecommunications industry and other business segments,
-    financial condition of customers,
-    changes in the mix of sales between premium and non-premium products,
-    facility expansions and new plant start-up costs,
- adverse litigation or regulatory developments, including future or pending tax legislation,
-    adequacy and availability of insurance,
-    capital resource and cash flow activities,
-    capital spending,
-    equity company activities,
-    interest costs,
-    acquisition and divestiture activity,
-    the rate of technology change,
-    the ability to enforce patents,
-    product performance issues,
-    stock price fluctuations, and
-    other risks detailed in Corning's SEC filings.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risks
---------------------------------------------------------------------

Corning operates and conducts business in many foreign countries and as a result is exposed to movements in foreign currency exchange rates. Corning's exposure to exchange rate effects includes:

..    exchange  rate  movements  on  financial   instruments   and   transactions
     denominated in foreign currencies which impact earnings, and
..    exchange  rate  movements   upon   conversion  of  net  assets  in  foreign
     subsidiaries for which the functional currency is not the U.S. dollar, which impact Corning's net equity.

Corning's most significant foreign currency exposures relate to Japan, Korea, Taiwan and Western European countries. Corning selectively enters into foreign exchange forward and option contracts with durations generally 12 months or less to hedge its exposure to exchange rate risk on foreign source income and purchases. The hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on Corning's operating results. Corning also enters into foreign exchange forward contracts when situations arise where its foreign subsidiaries or Corning Incorporated enter into lending situations, generally on an intercompany basis, denominated in currencies other than their local currency. Corning holds a derivative contract that hedges certain foreign currency denominated net asset exposures. Corning does not hold or issue derivative financial instruments for trading purposes.

Equity in earnings of associated companies has historically represented a significant amount of Corning's (loss) income from continuing operations. Equity in earnings of associated companies net of impairments was $116 million in 2002 with foreign-based affiliates comprising over 100% of this amount due to the impairments recorded in equity income. Samsung Corning and Samsung Corning Precision Glass totaled $124 million in equity earnings for 2002. Exchange rate fluctuations and actions taken by management of these entities to reduce this risk can affect the earnings of these companies.

Corning uses a sensitivity analysis to assess the market risk associated with its foreign currency exchange risk. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. At December 31, 2002, Corning and its consolidated subsidiaries had open forward contracts, open option contracts, foreign denominated debt and foreign cash and cash equivalent holdings with values exposed to exchange rate movements, all of which were designated as hedges at December 31, 2002. A 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $117 million.

The nature of Corning's foreign exchange rate risk exposures has not changed materially from December 31, 2001.

Interest Rate Risk Management

In March and April of 2002, Corning entered into interest rate swaps that are fair value hedges and economically exchanged $275 million of fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, Corning will pay the counterparty a floating rate that is indexed to the six-month LIBOR rate and receive the fixed rates of 8.3% to 8.875%, which are the stated interest rates on the long-term debt instruments. As a result of these transactions, Corning is exposed to the impact of interest rate changes. The interest rate on these instruments is reset every six months and they expire in 14 to 23 years. It is Corning's policy to conservatively manage its exposure to changes in interest rates. Corning's policy is that total floating and variable rate debt will not exceed 35% of the total debt portfolio at anytime. At December 31, 2002, Corning's consolidated debt portfolio contained approximately 8% of variable rate instruments.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

See Item 15 (a) 1.


Item 9. Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                    PART III


Item 10.  Directors and Executive Officers
------------------------------------------

The sections entitled "Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 24, 2003, is incorporated by reference in this Annual Report on Form 10-K.

                      Executive Officers of the Registrant


James R. Houghton   Chairman and Chief Executive Officer
Mr. Houghton joined Corning in 1962. He was elected a vice president of Corning and general manager of the Consumer Products Division in 1968, vice chairman in 1971, chairman of the executive committee and chief strategic officer in 1980 and chairman and chief executive officer in April 1983, retiring in April 1996. Mr. Houghton was the non-executive Chairman of the Board of Corning from June 2001 to April 2002. Mr. Houghton came out of retirement in April 2002 when he was elected to his current position. Mr. Houghton is a director of Metropolitan Life Insurance Company and Exxon Mobil Corporation. He is a trustee of the Metropolitan Museum of Art, the Pierpont Morgan Library and the Corning Museum of Glass and a member of the Harvard Corporation. Mr. Houghton has been a member of Corning's Board of Directors since 1969. Age 67.

James B. Flaws   Vice Chairman and Chief Financial Officer
Mr. Flaws joined Corning in 1973 and served in a variety of controller and business management positions. Mr. Flaws was elected assistant treasurer of Corning in 1993, vice president and controller in 1997 and vice president of finance and treasurer in May 1997, senior vice president and chief financial officer in December 1997, executive vice president and chief financial officer in 1999 and to his current position in 2002. Mr. Flaws is a director of Dow Corning Corporation. Mr. Flaws has been a member of Corning's Board of Directors since 2000. Age 54.

Kirk P. Gregg   Executive Vice President and Chief Administrative Officer
Mr. Gregg joined Corning in 1993 as director of Executive Compensation. He was named vice president of Executive Resources and Employee Benefits in 1994, senior vice president, administration in December 1997 and to his current position in 2002. Prior to joining Corning, Mr. Gregg was with General Dynamics Corporation as corporate director, Key Management Programs, and was responsible for executive compensation and benefits, executive development and recruiting. Age 43.

Joseph A. Miller   Executive Vice President and Chief Technology Officer,
                   Science and Technology
Dr. Miller joined Corning in 2001 as senior vice president and chief technology officer. He was appointed to his current position in 2002. Prior to joining Corning, Dr. Miller was with E.I. DuPont de Nemours, Inc., where he served as chief technology officer and senior vice president for research and development since 1994. He began his career with DuPont in 1966. Age 61.

Peter F. Volanakis   President, Corning Technologies
Mr. Volanakis joined Corning in 1982 and subsequently held various marketing, development and commercial positions in several divisions. He was named managing director Corning GmbH in 1992, executive vice president of CCS Holding, Inc., formerly known as Siecor Corporation, in 1995, senior vice president of Advanced Display Products in 1997, executive vice president of Display Technologies and Life Sciences in 1999 and to his current position in 2001. Mr. Volanakis is a director of Dow Corning Corporation. Mr. Volanakis has been a member of Corning's Board of Directors since 2000. Age 47.

Wendell P. Weeks   President and Chief Operating Officer
Mr. Weeks joined Corning in 1983 and has served in various accounting, business development, and business manager positions. He was named a vice president and deputy general manager of the Opto-Electronics Components Business in 1995, vice president and general manager of Telecommunications Products in 1996, senior vice president in 1997, senior vice president of Opto-Electronics in 1998, executive vice president of Optical Communications in 1999, president of Corning Optical Technologies in 2001 and to his current position in 2002. Mr. Weeks has been a member of Corning's Board of Directors since 2000. Age 43.

Larry Aiello Jr.   President and Chief Executive Officer, Corning Cable Systems
Mr. Aiello joined Corning in 1973 and served in several positions in manufacturing from 1975 to 1981. He was named manager-Domestic Accounting in 1981, controller-Telecommunications Products Division in 1984, director-Control and Analysis in 1987 and assistant controller and director in 1989. He was named division vice president and director-Business Development and Planning, Opto-Electronics Group in 1990, general manager-Component Products Group in 1992, vice president and controller, Corning Incorporated in 1993, senior vice president-International and President-Corning International Corporation in 1997, senior vice president and chief of staff-Corning Optical Communications in 2000 and to his current position in 2002. Age 53.

Katherine A. Asbeck   Senior Vice President and Controller
Ms. Asbeck joined Corning in 1991 as director of accounting. She was appointed assistant controller in 1993, designated chief accounting officer in 1994, elected vice president and controller in 1997 and to her current position in 2001. Age 46.

Robert B. Brown   Vice President and General Manager, Optical Fiber
Mr. Brown joined Corning in 1972 and served in a variety of manufacturing and engineering positions. He was appointed division vice president-manufacturing and engineering, Telecommunications Products Division in 1995, vice president manufacturing and engineering, Opto-Electronics in 1999, president-Corning Lasertron in February 2000, vice president and general manager-Amplification Products in December 2000 and to his current position in 2002. Age 52.

Robert L. Ecklin   Executive Vice President, Environmental Technologies and
                   Strategic Growth
Mr. Ecklin joined Corning in 1961 and served in a variety of U.S. and international manufacturing and engineering managerial positions. He was named vice president of Corning Engineering in 1982, president of Corning Engineering in 1983, vice president of Business Development in 1986, general manager of the Industrial Products Division in 1989 and senior vice president of the Industrial Products Division in 1990. He was appointed executive vice president of the Environmental Products Division in 1999, executive vice president, Optical Communications in 2001 and to his current position in 2002. Age 64.

William D. Eggers   Senior Vice President and General Counsel
Mr. Eggers joined Corning in 1997 as vice president and deputy general counsel. He was elected senior vice president and general counsel in February 1998. Mr. Eggers was a Partner with the Rochester firm of Nixon, Hargrave, Devans & Doyle, LLP, before joining Corning, and was outside litigation counsel for Corning in a number of commercial matters. Age 58.

Gerald J. Fine   Senior Vice President and General Manager, Photonic
                 Technologies
Dr. Fine joined Corning in 1985 as a research scientist in a variety of research and managerial positions. He was named deputy general manager-Advanced Display Products in 1995, vice president and general manager-Photonic Technologies Division in 1997 and to his current position in 2001. Age 45.

Donald B. McNaughton   Vice President, Information Display
Mr. McNaughton joined Corning in 1989 and served in a variety of managerial positions. He was named general manager, Display Technologies in 1999, president, Display Technologies in Asia in 2000 and to his current position in 2002. Age 43.

Mark S. Rogus   Vice President and Treasurer
Mr. Rogus joined Corning in 1996 as manager of corporate finance. He was appointed assistant treasurer in 1999 and to his current position in 2000. Prior to joining Corning, Mr. Rogus held various business development positions at Wachovia Bank. Age 43.

Item 11.  Executive Compensation
--------------------------------

The sections entitled "Executive Compensation," "Option SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values" and "Pension Plan" in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 24, 2003, is incorporated by reference in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The section entitled "Security Ownership of Certain Beneficial Owners," in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 24, 2003, is incorporated by reference in this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The section entitled "Other Matters - Certain Business Relationships" in our Definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 24, 2003, is incorporated by reference in this Annual Report on Form 10-K.

Item 14.  Controls and Procedures
---------------------------------

Within the 90-day period prior to the date of the report, Corning carried out an evaluation, under the supervision and with the participation of the management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Corning's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Corning's disclosure controls and procedures are effective to timely alert them to material information related to Corning (including its consolidated subsidiaries) required to be included in Corning's Exchange Act filings.

Subsequent to the date of our management's evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  Documents filed as part of this report:

                                                                           Page

     1.   Financial  statements and financial statement schedule,
          filed  as  part  of this  report:
               See  separate   index  to  financial   statements
               and financial statement schedule                             58

     2.   Supplementary Data:
               Quarterly Operating Results                                 106

     3.   Exhibits filed as part of this report: see (c) below.

(b)  Reports on Form 8-K filed during the last quarter of fiscal 2002:

     Five reports on Form 8-K were filed October 1, 2002, October 9, 2002*, October 30, 2002, November 12, 2002*, and December 5, 2002 during the quarter ended December 31, 2002 reporting matters under Item 5, Other Events, under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits and furnishing material under Item 9*.

     *Information furnished under Item 9 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under
     Section 11 of the Securities Act of 1933 or Section 18 of the Securities and Exchange Act of 1934 for such Regulation FD disclosures.

(c)  Exhibits filed as part of this report:

     3(i)1 Restated Certificate of Incorporation dated December 6, 2000, filed with the Secretary of State of the State of New York on January 22, 2001 (Incorporated by reference to Exhibit 3(i) of Corning's Annual Report on Form 10-K for the year ended December 31, 2000)

     3(i)2 Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on August 5, 2002 (Incorporated by reference to Exhibit 99.1 to Corning's Form 8-K filed on August 7, 2002)

     3(ii)1 Bylaws of Corning effective as of December 6, 2000 (Incorporated by reference to Exhibit 3(ii) of Corning's Annual Report on Form 10-K for the year ended December 31, 2000)

     3(ii)2 Amendment to Article III, Section 9, of Bylaws of Corning effective as of February 5, 2003.

     4         Rights   Agreement   of   Corning   dated  as  of  June  5,  1996
               (Incorporated by reference to Exhibit 1 to Corning's Form 8-K filed on July 10, 1996)

     10 Agreement and Release between John W. Loose and Corning dated as of April 12, 2002 (Incorporated by reference to Exhibit 10 of Corning's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

     12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

     21        Subsidiaries of the Registrant at December 31, 2002.

     23        Consent of Independent Accountants.

     24        Powers of Attorney.

     99.1 Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

     99.2 Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated
              Principal Executive Officer
By               /s/ James R. Houghton             Chairman and                                                    February 20, 2003
       ----------------------------------------    Chief Executive Officer
                  (James R. Houghton)

              Principal Financial Officer
By               /s/ James B. Flaws                Vice Chairman and                                               February 20, 2003
       ----------------------------------------    Chief Financial Officer
                  (James B. Flaws)

             Principal Accounting Officer
                /s/ Katherine A. Asbeck
By     ----------------------------------------    Senior Vice President and Controller                            February 20, 2003
                (Katherine A. Asbeck)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated.

                                                   Capacity                                                              Date


                      *                            Chairman of the Board of Directors                              February 20, 2003
-----------------------------------------------
             (James R. Houghton)



                      *                            Director                                                        February 20, 2003
-----------------------------------------------
             (John Seely Brown)



                      *                            Director                                                        February 20, 2003
-----------------------------------------------
              (James B. Flaws)



                      *                            Director                                                        February 20, 2003
-----------------------------------------------
                (Gordon Gund)



                      *                            Director                                                        February 20, 2003
-----------------------------------------------
             (John M. Hennessy)



                      *                            Director                                                        February 20, 2003
-----------------------------------------------
             (Jeremy R. Knowles)



                      *                            Director                                                        February 20, 2003
-----------------------------------------------
             (James J. O'Connor)



                      *                            Director                                                        February 20, 2003
-----------------------------------------------
             (Deborah D. Rieman)



                      *                            Director                                                        February 20, 2003
-----------------------------------------------
              (H. Onno Ruding)



                      *                            Director                                                        February 20, 2003
-----------------------------------------------
           (William D. Smithburg)



                      *                            Director                                                        February 20, 2003
-----------------------------------------------
            (Hansel E. Tookes II)



                      *                            Director                                                        February 20, 2003
-----------------------------------------------
            (Peter F. Volanakis)



                      *                            Director                                                        February 20, 2003
-----------------------------------------------
             (Wendell P. Weeks)


                 /s/ William D. Eggers
*By
       ----------------------------------------
         (William D. Eggers, Attorney-in-fact)

  Certifications of Principal Executive Officer and Principal Financial Officer
          Regarding Facts and Circumstances Relating to Annual Reports


I, James R. Houghton, certify that:

1.   I have reviewed this annual report on Form 10-K of Corning Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  February 20, 2003          /s/ James R. Houghton
                                       -----------------------------------------
                                       James R. Houghton
                                       Chairman and Chief Executive Officer

  Certifications of Principal Executive Officer and Principal Financial Officer
          Regarding Facts and Circumstances Relating to Annual Reports


I, James B. Flaws, certify that:

1.   I have reviewed this annual report on Form 10-K of Corning Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  February 20, 2003          /s/ James B. Flaws
                                       -----------------------------------------
                                       James B. Flaws
                                       Vice Chairman and Chief Financial Officer

                              Corning Incorporated
                               2002 Annual Report
         Index to Financial Statements and Financial Statement Schedule



                                                                                                 Page
Statement of Management Responsibility for Financial Statements                                   59
Report of Independent Accountants                                                                 60
Consolidated Statements of Operations                                                             61
Consolidated Balance Sheets                                                                       62
Consolidated Statements of Cash Flows                                                             63
Consolidated Statements of Changes in Shareholders' Equity                                        64
Notes to Consolidated Financial Statements
         1        Summary of Significant Accounting Policies                                      65
         2.       Discontinued Operations                                                         70
         3.       Inventory Write-down                                                            71
         4.       Impairment of Goodwill                                                          71
         5.       Restructuring Actions                                                           73
         6.       Impairment of Long-Lived Assets Other Than Goodwill                             76
         7.       Short-Term Investments                                                          77
         8.       Inventories                                                                     78
         9.       Income Taxes                                                                    78
         10.      Investments                                                                     80
         11.      Property, Net                                                                   84
         12.      Goodwill and Other Intangible Assets                                            84
         13.      Other Accrued Liabilities                                                       85
         14.      Long-Term Debt and Loans Payable                                                86
         15.      Employee Retirement Plans                                                       87
         16.      Commitments, Contingencies, Guarantees and Hedging Activities                   90
         17.      Series B Convertible Preferred Stock                                            91
         18.      Shareholders' Equity                                                            91
         19.      (Loss) Earnings Per Common Share                                                94
         20.      Stock Compensation Plans                                                        95
         21.      Business Combinations and Divestitures                                          97
         22.      Operating Segments                                                              99
Financial Statement Schedule:
         II. Valuation Accounts and Reserves                                                     105


STATEMENT OF MANAGEMENT RESPONSIBILITY
FOR FINANCIAL STATEMENTS



The management of Corning Incorporated is responsible for the preparation, presentation and integrity of the consolidated financial statements and other information included in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and include certain amounts based on management's best estimates and judgments.

In meeting its responsibility for the reliability of these financial statements, Corning maintains comprehensive systems of internal accounting control. These systems are designed to provide reasonable assurance at reasonable cost that corporate assets are protected against loss or unauthorized use and that transactions and events are properly recorded. Such systems are reinforced by written policies, selection and training of competent financial personnel, appropriate division of responsibilities and a program of internal audits.

The consolidated financial statements have been audited by our independent accountants, PricewaterhouseCoopers LLP. Their responsibility is to express an independent, professional opinion with respect to the consolidated financial statements on the basis of an audit conducted in accordance with generally accepted auditing standards.

The Audit Committee of the Board of Directors is responsible for reviewing and monitoring Corning's financial reporting and accounting practices and the annual appointment of the independent accountants. The Committee, comprised of independent directors, meets periodically with management, the internal auditors and the independent accountants to review and assess the activities of each. Both the independent accountants and the internal auditors meet with the Committee, without management present, to review the results of their audits and their assessment of the adequacy of the systems of internal accounting control and the quality of financial reporting.




James R. Houghton                      James B. Flaws
Chairman and Chief Executive Officer   Vice Chairman and Chief Financial Officer

                      Katherine A. Asbeck
                      Senior Vice President and Controller

Report of Independent Accountants


PricewaterhouseCoopers LLP




To the Board of Directors and Shareholders of Corning Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1, 2 and 4 of the consolidated financial statements, as of January 1, 2002, the Company ceased amortization of goodwill and changed its method of accounting for discontinued operations to conform with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", respectively.





PricewaterhouseCoopers LLP
New York, New York


January 21, 2003

Consolidated Statements of Operations                                                  Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            For the years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)                                                  2002            2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                             $  3,164        $  6,047          $  6,920
Cost of sales (Note 3)                                                                   2,562           4,227             4,009
                                                                                      --------------------------------------------

Gross margin                                                                               602           1,820             2,911

Operating expenses:
   Selling, general and administrative expenses                                            716           1,090             1,041
   Research, development and engineering expenses                                          483             622               531
   Amortization of purchased intangibles (Note 12)                                          43              76                29
   Amortization of goodwill (Note 1)                                                                       363               216
   Acquisition-related charges (Note 21)                                                                                     463
   Restructuring, impairment and other charges (Notes 4, 5 and 6)                        2,080           5,717
                                                                                      --------------------------------------------

Operating (loss) income                                                                 (2,720)         (6,048)              631

Interest income                                                                             41              68               105
Interest expense (Note 14)                                                                (179)           (153)             (107)
Gain on repurchases of debt (Note 14)                                                      176
Other expense, net                                                                         (38)            (28)               (8)
                                                                                      --------------------------------------------

(Loss) income from continuing operations before income taxes                            (2,720)         (6,161)              621
(Benefit) provision for income taxes (Note 9)                                             (726)           (468)              383
                                                                                      --------------------------------------------

(Loss) income from continuing operations before minority interests
  and equity earnings                                                                   (1,994)         (5,693)              238
Minority interests                                                                          98              13               (24)
Equity in earnings of associated companies, net of impairments (Note 10)                   116             148               149
                                                                                      --------------------------------------------

(Loss) income from continuing operations                                                (1,780)         (5,532)              363
Income from discontinued operations, net of income taxes (Note 2)                          478              34                59
                                                                                      --------------------------------------------

Net (loss) income                                                                       (1,302)         (5,498)              422

Dividend requirements of preferred stock (Note 18)                                        (128)             (1)               (1)
                                                                                      --------------------------------------------

(Loss) earnings attributable to common shareholders                                   $ (1,430)       $ (5,499)         $    421
                                                                                      ============================================

Basic (loss) earnings per common share from (Note 19):
  Continuing operations                                                               $  (1.85)       $  (5.93)         $   0.42
  Discontinued operations (Note 2)                                                        0.46            0.04              0.07
                                                                                      --------------------------------------------
(Loss) earnings per common share                                                      $  (1.39)       $  (5.89)         $   0.49
                                                                                      ============================================

Diluted (loss) earnings per common share from (Note 19):
  Continuing operations                                                               $  (1.85)       $  (5.93)         $   0.41
  Discontinued operations (Note 2)                                                        0.46            0.04              0.07
                                                                                      --------------------------------------------
(Loss) earnings per common share                                                      $  (1.39)       $  (5.89)         $   0.48
                                                                                      ============================================


The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets                                                            Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In millions, except share and per share amounts)                                                2002                  2001
------------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents (Note 1)                                                          $   1,471             $   1,037
  Short-term investments, at fair value (Note 7)                                                    619                 1,182
                                                                                              ----------------------------------
    Total cash and short-term investments                                                         2,090                 2,219
  Trade accounts receivable, net of doubtful accounts and allowances - $59 and $60                  470                   593
  Inventories (Note 8)                                                                              559                   725
  Deferred income taxes (Note 9)                                                                    296                   347
  Other accounts receivable                                                                         358                   149
  Prepaid expenses and other current assets                                                          52                    74
                                                                                              ----------------------------------
    Total current assets                                                                          3,825                 4,107
                                                                                              ----------------------------------

Restricted cash and investments (Note 1)                                                             82
Investments (Note 10)                                                                               769                   778
Property, net (Note 11)                                                                           3,705                 5,097
Goodwill (Note 12)                                                                                1,715                 1,937
Other intangible assets, net (Note 12)                                                              261                   352
Deferred income taxes (Note 9)                                                                      887                   313
Other assets                                                                                        304                   209
                                                                                              ----------------------------------

Total Assets                                                                                  $  11,548             $  12,793
                                                                                              ==================================

Liabilities and Shareholders' Equity

Current liabilities:
  Loans payable (Note 14)                                                                     $     204             $     477
  Accounts payable                                                                                  339                   441
  Other accrued liabilities (Note 13)                                                             1,137                 1,076
                                                                                              ----------------------------------
    Total current liabilities                                                                     1,680                 1,994
                                                                                              ----------------------------------

Long-term debt (Note 14)                                                                          3,963                 4,463
Postretirement benefits other than pensions (Note 15)                                               617                   608
Pensions (Note 15)                                                                                  455                    92
Other liabilities                                                                                    83                    96
Commitments and contingencies (Note 16)
Minority interests                                                                                   59                   119
Series B convertible preferred stock (Note 17)                                                                              7
Shareholders' equity (Note 18):
  Preferred stock - Par value $100.00 per share;
    Shares authorized: 10 million
      Series C mandatory convertible preferred stock - Shares issued:
      5.75 million; Shares outstanding:  1.55 million                                               155
  Common stock - Par value $0.50 per share; Shares authorized:
      3.8 billion; Shares issued: 1,267 million and 1,023 million                                   634                   512
  Additional paid-in capital                                                                      9,695                 9,532
  Accumulated deficit                                                                            (4,921)               (3,610)
  Treasury stock, at cost: 70 million and 79 million                                               (702)                 (827)
  Accumulated other comprehensive loss                                                             (170)                 (193)
                                                                                              ----------------------------------
    Total shareholders' equity                                                                    4,691                 5,414
                                                                                              ----------------------------------

Total Liabilities and Shareholders' Equity                                                    $  11,548             $  12,793
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

Consolidated Statements of Cash Flows                                                  Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                             For the years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                                2002         2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   (Loss) income from continuing operations                                               $ (1,780)     $(5,532)     $    363
   Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
     Amortization of purchased intangibles                                                      43           76            29
     Amortization of goodwill                                                                               363           216
     Depreciation                                                                              618          621           502
     Restructuring, impairment and other charges                                             2,080        5,717
     Gain on repurchases of debt                                                              (176)
     Acquisition-related charges                                                                                          463
     Inventory write-down                                                                                   333
     Stock compensation charges                                                                             130            31
     Equity in earnings of associated companies, net of impairments,
       in excess of dividends received                                                         (25)         (94)         (104)
     Minority interests, net of dividends paid                                                 (98)         (22)          (83)
     Deferred tax benefit                                                                     (432)        (528)          (47)
     Interest expense on convertible debentures                                                 38           41             7
     Tax benefit on stock options                                                                            27           321
     Restructuring payments                                                                   (278)         (77)
     Increases in restricted cash                                                              (53)
     Changes in certain working capital items (Note 1)                                        (233)         240          (389)
     Other, net                                                                                (28)          87            64
                                                                                          ------------------------------------
Net cash (used in) provided by operating activities                                           (324)       1,382         1,373
                                                                                          ------------------------------------

Cash Flows from Investing Activities:
   Capital expenditures                                                                       (357)      (1,741)       (1,485)
   Acquisitions of businesses, net of cash acquired                                            (56)         (66)       (5,053)
   Net proceeds from sale of precision lens business                                           787
   Net proceeds from sale or disposal of assets                                                 92           67            80
   Net increase in long-term investments and other long-term assets                            (31)        (113)          (55)
   Short-term investments - acquisitions                                                    (2,177)      (1,320)       (1,482)
   Short-term investments - liquidations                                                     2,742          853           767
   Restricted investments - acquisitions                                                      (117)
   Restricted investments - liquidations                                                        88
  Other, net                                                                                    (2)           4             5
                                                                                          ------------------------------------
Net cash provided by (used in) investing activities                                            969       (2,316)       (7,223)
                                                                                          ------------------------------------

Cash Flows from Financing Activities:
   Net (repayments of) proceeds from loans payable                                            (490)         181          (386)
   Proceeds from issuance of long-term debt                                                     11          735         2,728
   Repayments of long-term debt                                                               (325)        (104)         (169)
   Redemption of Series B preferred stock                                                       (7)
   Proceeds from issuance of Series C preferred stock, net                                     557
   Proceeds from issuance of common stock, net                                                  52          247         4,744
   Repurchases of common stock                                                                 (23)
   Redemption of common stock for income tax withholding                                        (1)         (42)          (57)
   Cash dividends paid to preferred and common shareholders                                    (88)        (113)         (211)
                                                                                          ------------------------------------
Net cash (used in) provided by financing activities                                           (314)         904         6,649
                                                                                          ------------------------------------
Effect of exchange rates on cash                                                                43           (7)           (5)
                                                                                          ------------------------------------
Cash provided by (used in) continuing operations                                               374          (37)          794
Cash provided by (used in) discontinued operations (Note 2)                                     60           (5)            5
                                                                                          ------------------------------------
Net increase (decrease) in cash and cash equivalents                                           434          (42)          799
Cash and cash equivalents at beginning of year                                               1,037        1,079           280
                                                                                          ------------------------------------

Cash and cash equivalents at end of year                                                  $  1,471      $ 1,037      $  1,079
                                                                                          ====================================

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Shareholders' Equity                             Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------
(In millions)
                                                                                 Retained               Accumulated
                                 Series C             Capital in                 earnings                  other          Total
                                 Preferred  Common     excess of    Unearned   (accumulated Treasury   comprehensive  shareholders'
                                   stock     stock     par value  compensation   deficit)     stock    income (loss)     equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                  $  136     $  1,479      $ (255)      $ 1,790    $ (656)      $  (31)      $  2,463

Net income                                                                            422                                   422
Foreign currency translation
  adjustment                                                                                                (118)          (118)
Net unrealized gain on
  investments,  net of tax                                                                                    22             22
                                                                                                                       -----------
Total comprehensive income                                                                                                  326

Shares issued in acquisitions                   10        2,980                                                           2,990
Shares issued in equity offerings               32        4,560                                                           4,592
Other shares issued                              3          261                                                             264
Stock split                                    320         (320)
Shares issued to benefit plans                               45         (26)                                                 19
Tax benefit from exercise of
  options                                                   321                                                             321
Dividends on stock ($0.24 per
  share)                                                                             (211)                                 (211)
Other, net                                                  (11)        (23)                    (97)                       (131)
                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 2000                     501        9,315        (304)        2,001      (753)        (127)        10,633

Net loss                                                                           (5,498)                               (5,498)
Foreign currency translation
  adjustment                                                                                                 (31)           (31)
Net unrealized loss on
  investments, net of tax                                                                                    (45)           (45)
Other comprehensive income                                                                                    10             10
                                                                                                                       -----------
Total comprehensive loss                                                                                                 (5,564)

Shares issued in acquisitions                    2          163                                                             165
Shares issued in equity offerings                7          218                                                             225
Other shares issued                              2           77                                                              79
Shares issued to benefit plans                             (166)        239                     (33)                         40
Tax benefit from exercise of
  options                                                    27                                                              27
Dividends on stock ($0.12 per
  share)                                                                             (113)                                 (113)
Other, net                                                  (97)         60                     (41)                        (78)
                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 2001                     512        9,537          (5)       (3,610)     (827)        (193)         5,414

Net loss                                                                           (1,302)                               (1,302)
Foreign currency translation
  adjustment                                                                                                 208            208
Minimum pension liability
  adjustment                                                                                                (173)          (173)
Net unrealized gain on
  investments, net of tax                                                                                      6              6
Other comprehensive loss                                                                                     (18)           (18)
                                                                                                                       -----------
Total comprehensive loss                                                                                                 (1,279)

Issuance of Series C preferred
  stock, net                     $  575                     (18)                                                            557
Series C preferred stock
  conversions                      (420)       107          313
Shares issued in acquisitions                   15           34                                                              49
Shares issued to benefit plans                              (97)                                148                          51
Purchase of common stock
  for treasury                                                                                  (23)                        (23)
Dividends on preferred stock                               (118)                                                           (118)
Other, net                                                   46           3            (9)                                   40
                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 2002       $  155     $  634     $  9,697      $   (2)      $(4,921)   $ (702)      $ (170)      $  4,691
                                 ===================================================================================================


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

On December 13, 2002, Corning completed the sale of its precision lens business to 3M Company (3M). Corning's Consolidated Statements of Operations, Cash Flows and related footnotes present the precision lens business as discontinued operations.

Certain amounts for 2001 and 2000 have been reclassified to conform with the 2002 classifications.

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

Foreign Currencies

Balance sheet accounts of foreign subsidiaries are translated at current exchange rates and statements of operations accounts are translated at average exchange rates for the year. Translation gains and losses are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses affecting cash flows are included in current earnings.

Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," Corning applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," to its stock options and other stock-based compensation plans. These plans are more fully described in Note 20.

In accordance with APB No. 25, compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of Corning's common stock at the date of grant, thereby resulting in no recognition of compensation expense by Corning.

The following table illustrates the effect on income from continuing operations and earnings per share if Corning had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Corning option is calculated using the Black-Scholes option-pricing model.

(In millions, except per share amounts):

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Years ended December 31,
                                                                           ---------------------------------------------
                                                                              2002             2001              2000
------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations - as reported                     $  (1,780)        $ (5,532)        $     363
Less: Dividend requirements of preferred stock                                  (128)              (1)               (1)
------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations available to common
  shareholders - as reported                                                  (1,908)          (5,533)              362
Add:  Stock-based employee compensation expense
  determined under APB No. 25, included in reported
  (loss) income from continuing operations, net of tax                             1               79                19
Less:  Stock-based employee compensation expense
  determined under fair value based method, net of tax                          (278)            (446)             (131)
------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations available to common
  shareholders - pro forma                                                 $  (2,185)        $ (5,900)        $     250
------------------------------------------------------------------------------------------------------------------------------------

(Loss) earnings per common share from continuing operations:
    Basic - as reported                                                    $   (1.85)        $  (5.93)        $    0.42
    Basic - pro forma                                                      $   (2.12)        $  (6.32)        $    0.29

    Diluted - as reported                                                  $   (1.85)        $  (5.93)        $    0.41
    Diluted - pro forma                                                    $   (2.12)        $  (6.32)        $    0.28
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents

All short-term, highly liquid investments with original maturities of 90 days or less, are considered cash equivalents.

Supplemental disclosure of cash flow information was as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Years ended December 31,
                                                                                       ---------------------------------------
(In millions)                                                                             2002          2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Changes in certain working capital items:
     Trade accounts receivable                                                         $   153       $   666          $  (232)
     Inventories                                                                           135           (47)            (279)
     Other current assets                                                                 (363)           92             (192)
     Accounts payable and other current liabilities, net of restructuring payments        (158)         (471)             314
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                             $  (233)      $   240          $  (389)
------------------------------------------------------------------------------------------------------------------------------------

Cash paid for interest and income taxes:
     Interest                                                                          $   112       $   111          $   132
     Income taxes, net of refunds                                                      $    60       $    99          $   127
------------------------------------------------------------------------------------------------------------------------------------

Short-Term Investments

Corning's short-term investments consist of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities include U.S. treasury notes, state and municipal bonds, asset-backed securities, corporate bonds, commercial paper and certificates of deposit. These investments are on deposit with a major financial institution. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are reported as a separate component of accumulated other comprehensive income
(loss) in shareholders' equity until realized.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Restricted Cash and Investments

Restricted cash and investments represents cash and investments Corning is temporarily unable to access or funds set aside for other legally restricted purposes. Restricted cash consists primarily of cash provided as collateral as financial assurance for performance bonds and self-insured workers compensation liabilities. Restricted investments include U.S. treasury securities pledged as collateral to secure the payments on a promissory note. The note was issued in connection with a one-time dividend that was declared at the issuance of the Series C convertible preferred stock.

Other Investments

Corning has other cost-based investments primarily in nonpublicly traded companies. These investments are included in Investments on Corning's balance sheet and are generally carried at cost. A decline in the value of these cost-based investments below cost that is deemed other than temporary is charged to earnings, resulting in a new cost basis for that investment.

Property and Depreciation

Land, buildings and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties using the straight-line method. The estimated useful lives range from 20 to 40 years for buildings and 3 to 20 years for the majority of Corning's equipment.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," Corning has selected the fourth quarter to perform an annual impairment test for goodwill. Goodwill is allocated to Corning's various reporting units which are the same as Corning's reportable operating segments. SFAS No. 142 requires Corning to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value for goodwill is determined based on discounted cash flows, market multiples or appraised values as appropriate.

Other intangible assets are recorded at cost and amortized over periods generally ranging from 5 to 20 years.

Impairment of Long-Lived Assets

Corning reviews the recoverability of its long-lived assets, such as plant and equipment, goodwill, intangible assets and investments, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on Corning's ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Treasury Stock

Shares of common stock repurchased by Corning are recorded at cost as treasury stock and result in a reduction of stockholders' equity in the consolidated balance sheets. From time to time, treasury shares may be reissued under Corning's employee benefit plans. When shares are reissued, the company uses an average cost method for determining cost. The difference between the cost of the shares and the reissuance price is added or deducted from additional paid-in capital.

Income Taxes

Corning uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Derivative Instruments

Corning participates in a variety of foreign exchange forward contracts, foreign exchange option contracts and interest rate swaps entered into in connection with the management of its exposure to fluctuations in foreign exchange and interest rates. These financial exposures are managed in accordance with corporate policies and procedures.

All derivatives are recorded at fair value on the balance sheet. Effective changes in the fair value of derivatives designated as cash flow hedges and hedges of net investments in foreign operations are recorded in accumulated other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item impacts earnings. Changes in the fair value of derivatives designated as fair value hedges are recorded currently in earnings offset to the extent the derivative was effective by the changes in the fair value of the hedged item. Changes in the fair value of derivatives not designated as hedging instruments are recorded currently in earnings.

Accounting Changes

Derivative Instruments and Hedging Activities
---------------------------------------------
Effective January 1, 2001, Corning adopted Financial  Accounting Standards Board
(FASB) SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in net earnings or shareholders' equity, as a component of other comprehensive income, depending on whether the derivative is being used to hedge changes in fair value or cash flows. Changes in fair value of derivatives not designated as hedging instruments and the ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative after-tax credit to comprehensive income of $3 million. For the year ended
December 31, 2001, an after-tax loss of $4 million was recorded in "other expense, net" for the ineffective portion of cash flow hedges. Corning did not have any ineffective hedges for the year ended December 31, 2002. The amount expected to be reclassified from other comprehensive loss to earnings over the next 12 months is a loss of approximately $14 million after-tax.

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

Goodwill and Other Intangible Assets
------------------------------------
In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Among other provisions, goodwill is no longer amortized but is subject to impairment tests at least annually. Corning selected the fourth quarter to perform an annual impairment test for goodwill. Corning adopted SFAS No. 142 on January 1, 2002. Corning completed its initial impairment review during the first quarter of 2002 and concluded a transitional impairment charge from the adoption of the standard was not required. As described in Note 4, during the fourth quarter of 2002, Corning recorded a goodwill impairment charge in accordance with SFAS No. 142.

The following table presents a reconciliation  of reported net (loss) income and
(loss) earnings per share to adjusted net (loss) income and (loss) earnings per share, as if SFAS No. 142 had been in effect as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Years ended December 31,
                                                                       -----------------------------------------
(In millions)                                                             2002            2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Reported net (loss) income                                             $  (1,302)     $  (5,498)     $     422
Goodwill amortization, net of income taxes                                                  345            203
                                                                       -----------------------------------------
Adjusted net (loss) income                                             $  (1,302)     $  (5,153)     $     625
                                                                       =========================================

Reported net (loss) income per share - basic                           $   (1.39)     $   (5.89)     $    0.49
Goodwill amortization, net of income taxes                                                 0.37           0.24
                                                                       -----------------------------------------
Adjusted net (loss) income per share - basic                           $   (1.39)     $   (5.52)     $    0.73
                                                                       =========================================

Reported net (loss) income per share - diluted                         $   (1.39)     $   (5.89)     $    0.48
Goodwill amortization, net of income taxes                                                 0.37           0.23
                                                                       -----------------------------------------
Adjusted net (loss) income per share - diluted                         $   (1.39)     $   (5.52)     $    0.71
                                                                       =========================================

------------------------------------------------------------------------------------------------------------------------------------

Other New Standards Adopted

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

In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44,
"Accounting  for  Intangible   Assets  of  Motor  Carriers"  and  SFAS  No.  64,
"Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in APB No. 30 will be used to classify gains and losses from extinguishment of debt. Corning adopted the reporting guidance of SFAS No. 145 in the second quarter of 2002 in its accounting for repurchases and retirement of debt. See Note 14. The remaining provisions of SFAS No. 145 will be adopted by Corning in fiscal year 2003. Corning does not expect the adoption of the remaining provisions to have a material impact on its consolidated financial position or results of operations.

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

1.   Summary of Significant Accounting Policies (concluded)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Corning does not expect this interpretation to have a material impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. Corning will continue to account for stock-based compensation in accordance with APB No. 25. As such, Corning does not expect this standard to have a material impact on its consolidated financial position or results of operations. Corning has adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. Management is still assessing the impacts of this interpretation, however, it is reasonably possible that Corning will be considered the primary beneficiary of three existing special purpose entities and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and debt of these entities at December 31, 2002, approximates $46 million.

2.   Discontinued Operations

Precision Lens Business

On December 13, 2002, Corning completed the sale of its Cincinnati, OH precision lens business to 3M Company (3M). This business manufactures precision lens assemblies for projection video systems. Corning sold the precision lens business for cash proceeds up to $850 million, of which $50 million has been deposited in an escrow account. A portion of the escrow account balance will be used to pay state income taxes relating to the transaction. The remaining balance plus accrued interest will be paid to Corning in December 2003, subject to any amounts due to 3M relating to certain indemnifications made by Corning. The transaction price is also subject to adjustment due to changes in working capital between signing and closing.

In 2002, proceeds from the sale of precision lens were approximately $800 million in cash. The gain on the sale was $415 million, net of tax, which has been recorded in income from discontinued operations in the Consolidated Statements of Operations. In 2003, Corning could record an additional gain on the sale of up to $25 million, net of tax. This amount is conditional upon the ultimate amount paid to Corning from the escrow account. Management currently expects to receive additional proceeds of $10 million from 3M in the first quarter of 2003 and $40 million in the fourth quarter of 2003, which is currently held in escrow.

The precision lens business is accounted for as a discontinued operation and therefore, the results of operations and cash flows have been removed from Corning's results of continuing operations for all periods presented. The precision lens business was part of Corning's former Information Display Segment. The results of operations for the precision lens business have been excluded from the Operating Segments data.

2.   Discontinued Operations (concluded)

Summarized selected financial information for the discontinued operations related to the precision lens business is as follows (in millions):
--------------------------------------------------------------------------------
                                       For the years ended December 31,
                                    ----------------------------------------
                                      2002           2001            2000
--------------------------------------------------------------------------------

Net sales                           $   268        $   225         $   207
                                    ========================================


Income before taxes                 $   100        $    50         $    70
Gain on sale before taxes               652
Provision for income taxes              274             16              24
                                    ----------------------------------------

Net income                          $   478        $    34         $    46
                                    ========================================

--------------------------------------------------------------------------------

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

3.   Inventory Write-down

During the second quarter of 2001, major customers in the photonic technologies business reduced their order forecasts and canceled orders already placed. As a result, management determined that certain products were not likely to be sold in their product life cycle. Corning recorded a charge to write-down excess and obsolete inventory, including estimated purchase commitments, of $273 million ($184 million after-tax) in "cost of sales" in the second quarter of 2001. In the fourth quarter of 2001, Corning recorded an additional charge of $60 million ($37 million after-tax) in "cost of sales" for excess and obsolete inventory primarily in the photonic technologies business in response to continued weak demand.

During the second quarter of 2002, the photonic technologies business favorably resolved an open issue from the second quarter of 2001 with a major customer, which resulted in the recognition of revenue of $14 million and pre-tax income of $3 million. This revenue was recognized in part on shipment of inventory previously reserved. In addition, the business settled an open matter with a significant vendor, which resulted in the reversal of a vendor reserve of $20 million that was included in the second quarter 2001 charge. In total, the impact of these settlements in the second quarter was pre-tax income of $23 million.

4.   Impairment of Goodwill

2002 Charge

As discussed in New Accounting Standards and Note 1 to the Consolidated Financial Statements, in January 2002, Corning adopted SFAS No. 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002) and annually thereafter. Corning performed an initial benchmark assessment upon adoption at January 1, 2002, and determined that a transition charge was not required. Corning chose the fourth quarter to conduct its annual impairment test.

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The majority of Corning's goodwill is included in the telecommunications reporting unit, which is the same as the Telecommunications Segment. The test completed in the fourth quarter indicated that the recorded book value of this reporting unit exceeded its fair value, as determined by discounted cash flows.

4.   Impairment of Goodwill (concluded)

Management believes the telecommunication industry is currently depressed but will ultimately recover. Management does not expect growth in this segment in the short-term, but believes that growth will return to this segment by 2005. Corning's view that the industry will recover is based on the fact that bandwidth demand continues to grow currently, and the belief that a combination of public policy changes, consolidation and recovery of industry players, and the advancement of profitable broadband business models will drive recovery in the future. The decrease in fair value from that measured in the benchmark assessment primarily reflects:

..    a delay in the timing of the  expected  recovery  from late 2002,  or early
     2003 to 2005,
..    a reduction in the short-term cash flow expectations of the fiber and cable business and a lower base from which the expected recovery will occur, and .. a reduction in the short and long-term cash flow expectations of the photonic technologies business.

Management retained valuation specialists to assist in the valuation of its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill at December 31, 2002. Upon completion of the annual assessment, Corning recorded a non-cash impairment charge of $400 million ($294 million after-tax) to reduce the carrying value of goodwill in the telecommunications reporting unit to its estimated fair value of $1.6 billion.

Management cannot provide assurance that future impairment charges will not be required if the telecommunications industry does not recover as projected by management in its expected future cash flow estimates. Management must exercise judgment in assessing the recoverability of goodwill. See Critical Accounting Estimates for related discussion.

2001 Charge

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

As a result of this test, Corning determined that the long-lived assets, including goodwill and other intangibles related to the acquisition of the Pirelli optical components and devices business (the Pirelli transaction) in December 2000, as well as those of the unit into which NetOptix Corporation (acquired in May 2000) had been integrated, were not recoverable under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which was the governing U.S. generally accepted accounting principle (GAAP) guidance at that time. The impairment assessment was performed at these levels as discrete cash flows were available for these divisions within the photonic technologies business. Corning's policy is to write-down long-lived assets to fair value in such circumstances.

Management estimated fair value using several techniques. While each method generated comparable fair values, management adjusted the assets to estimates based on average multiples of forecasted revenues and earnings of comparable publicly traded companies with operations in the optical component market segment. This valuation method is consistent with that used in the original valuation of the acquisitions of Net Optix and certain assets from the Pirelli transaction. The fair value of these assets were lower in June 2001 from their acquisition dates as market multiples had changed from those reflected in transactions consummated in 2000.

In the second quarter of 2001, Corning recorded pre-tax charges of $4,648 million to impair a significant portion of goodwill and $116 million to impair other intangible assets. Of the total goodwill charge of $4,648 million, $3,038 million related to the Pirelli transaction and $1,610 million related to goodwill resulting from the acquisition of NetOptix Corporation.

In the second quarter of 2001, it was determined that there were events of impairment within portions of the photonic technologies business. The accounting literature effective at that time (SFAS No. 121) required that intangible assets be assessed for recoverability at the lowest level for which discrete cash flows can be measured. As a result of this analysis, Corning recorded a charge of $116 million to impair a portion of the patents acquired in the Pirelli transaction. The valuation methods from which this results are described above.

5.   Restructuring Actions

2002 Restructuring Actions

The continued decline in demand in the Telecommunications Segment during 2002 required additional restructuring beyond that taken in 2001 to bring manufacturing capacity in line with revenue projections. Corning recorded a total of $1.3 billion in pre-tax charges over the second, third and fourth quarters. Actions approved and initiated in 2002 included the following:

..    permanent  closing of Corning's optical fiber  manufacturing  facilities in
     Noble Park, Victoria, Australia, and Neustadt bei Coburg, Germany. Corning also mothballed its optical fiber manufacturing facility in Concord, NC and transferred certain capabilities to its Wilmington, NC facility,
..    reductions in capacity and employment in Corning's cabling and hardware and equipment locations worldwide to reduce costs,
..    permanent   closure  of  its   photonic   technologies   thin  film  filter
     manufacturing facility in Marlborough, MA,
..    permanent  abandonment  of  certain  construction  projects  that  had been
     stopped   in  2001  in  the   fiber   and   cable   business   within   the
     Telecommunications Segment,
..    closure   of   minor   manufacturing    facilities,    primarily   in   the
     Telecommunications Segment,
..    closure and consolidation of research facilities,
..    elimination  of  positions  worldwide  through  voluntary  and  involuntary programs, and
..    divestiture  of a portion of the  controls and  connectors  business in the
     Telecommunications Segment.

In addition, Corning impaired cost based investments in a number of private telecommunications companies based upon a decision in the fourth quarter of 2002 to divest the portfolio.

     Restructuring Charges
     ---------------------
     The 2002 restructuring charges of $447 million included $376 million of employee separation costs (including special termination and curtailment losses related to pension and postretirement health care plans), $85 million in other exit costs (principally lease termination and contract cancellation payments) and a $14 million credit related to the 2001 restructuring actions. The charge entailed the elimination of approximately 7,100 hourly and salaried positions in the Telecommunications Segment and corporate research and administrative staffs organizations. Employees have been informed of the restructuring initiatives and benefits available to them under applicable benefit plans. These benefits included involuntary separation, early retirement and social programs.

     Impairment of Plant and Equipment
     ---------------------------------
     Corning has evaluated the carrying value of the long-lived assets at each site impacted by the restructuring actions for impairment. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from that asset are less than the carrying value of the asset. The impairment charges were determined based on the amount by which the carrying value exceeded the fair market value of the asset. Corning recorded $712 million in 2002 to impair plant and equipment related to facilities to be shutdown or disposed, primarily in the fiber and cable business, the photonic technologies business and certain research facilities. The charge was partially offset by an $11 million adjustment to assumed salvage values on asset disposals, related to the 2001 restructuring actions. Of the total charge, $107 million pertained to abandoned construction projects in the fiber and cable business, primarily the latest expansion in Concord, NC and Oklahoma City, OK.

     A significant portion of the assets impaired were recently acquired, or built in connection with capacity expansions in anticipation of future demand. Most of the impaired facilities are currently available for sale, others will be demolished or abandoned. The remaining impaired equipment will be auctioned, sold, disposed of or abandoned during 2003.

     Loss on Divestiture
     -------------------
     In the second quarter of 2002, Corning completed the sale of its appliance controls group which was included in the controls and connectors business in the Telecommunications Segment. In the second and third quarter of 2002, Corning received cash of $24 million, note proceeds of $6 million and recorded a loss on the sale of approximately $16 million ($10 million after-tax) which is included in impairment charges.

     Impairment of Cost Investments
     ------------------------------
     During the second and fourth quarters of 2002, Corning recorded total charges of $107 million ($66 million after-tax) for other than temporary declines in certain cost investments in the Telecommunications Segment. In the fourth quarter, Corning decided to divest its remaining portfolio of cost investments in private telecommunications related companies. These investments have been written down to their estimated fair value based upon information available from prospective purchasers.

The following table illustrates the charges, credits and balances of the restructuring reserves as of December 31, 2002 (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Remaining
                                                                             Net                          Cash         reserve at
                                                          January 1,      charges/        Non-cash      payments        Dec. 31,
                                                             2002          credits         charges       in 2002          2002
------------------------------------------------------------------------------------------------------------------------------------
Restructuring charges:
Employee related costs                                    $    198       $     371 (a)    $    40       $    256       $     273
Other charges                                                   78              76 (b)                        22             132
                                                          ----------------------------------------------------------------------
     Total restructuring charges                          $    276       $     447        $    40       $    278       $     405
                                                          ----------------------------------------------------------------------

Impairment of long-lived assets:
Assets to be disposed of by sale or abandonment                          $     717 (c)    $   717
Cost investments                                                               107            107
                                                                         ------------------------
     Total impairment charges                                            $     824        $   824
                                                                         ------------------------

Total restructuring and impairment
  charges and credits                                                    $   1,271
Tax benefit and minority interest                                              342
                                                                         ---------
Restructuring and impairment charges and credits, net                    $     929
                                                                         =========

------------------------------------------------------------------------------------------------------------------------------------

(a) Amount is net of $5 million adjustment in employee related costs reflecting the difference between estimated and actual costs.
(b) Amount is net of $9 million adjustment in other exit costs reflecting the difference between estimated and actual costs.
(c) Amount is net of $11 million adjustment to assumed salvage values on asset disposals and includes $16 million loss on divestiture.

The following table illustrates the charges for 2002 restructuring actions as it relates to Corning's operating segments (in millions):

------------------------------------------------------------------------------------------------------------------------------------
Charges for restructuring actions
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Corporate
                                                                                 Functions
                                                Telecom-                         Including
                                               munications     Technologies      Research          Total
------------------------------------------------------------------------------------------------------------------------------------
Charges for restructuring actions              $ 1,053           $    10         $   208          $  1,271
                                               ============================================================

------------------------------------------------------------------------------------------------------------------------------------

The following table illustrates the headcount reduction amongst U.S. Hourly, U.S. Salaried and Non-U.S. positions:

------------------------------------------------------------------------------------------------------------------------------------
Headcount reduction
------------------------------------------------------------------------------------------------------------------------------------
                                               U.S. Hourly     U.S. Salaried     Non-U.S.            Total
------------------------------------------------------------------------------------------------------------------------------------
Headcount reduction                              1,650             2,950           2,500             7,100
                                               ============================================================

------------------------------------------------------------------------------------------------------------------------------------

As of December 31, 2002, approximately 5,100 of the 7,100 employees had been separated under the plans. Although Corning expects the remaining employees to be separated by December 31, 2003, the majority of these employees will be separated by the end of the first quarter of 2003. Corning expects approximately one third of the 2002 restructuring charges to be paid in cash.

2001 Restructuring Actions

In July and October of 2001, Corning announced a series of restructuring actions in response to significant deteriorating business conditions which began initially in its Telecommunications Segment, but eventually spread to its other businesses as the year progressed. The following actions were approved and undertaken in 2001:

..    closure of seven major  manufacturing  facilities and the  consolidation of several smaller facilities, in the Telecommunications and Technologies Segments,
..    discontinuation  of  its  initiative  in  Corning   Microarray   Technology
     products, part of Corning's life sciences business, and
..    elimination  of  approximately  12,000  positions  affecting  all operating segments, but especially impacting the photonic technologies, hardware and equipment and the optical fiber and cable businesses. This action included a selective voluntary early retirement program for certain employees along with involuntary separations.

These actions resulted in a pre-tax charge totaling $953 million ($585 million after-tax and minority interest) for the year ended December 31, 2001. The charge included restructuring costs of $419 million and $542 million for the impairment of plant and equipment of which $3 million and $5 million, respectively related to discontinued operations. Approximately one third of the total charge was expected to be paid in cash. As of December 31, 2002, all of the 12,000 employees had been separated under the plans. Certain obligations of the plans will be paid in 2003 and beyond.

The following table illustrates the charges, credits and balances of the restructuring reserves as of December 31, 2001 (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Non-              Cash           Remaining
                                                          Total          cash            payments        reserve at
                                                         charges        charges           in 2001       Dec. 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Restructuring charges:
Employee related costs                                 $     324       $      66        $      60         $     198
Other charges                                                 95                               17                78
                                                       ------------------------------------------------------------
    Total restructuring charges                        $     419       $      66        $      77         $     276
                                                       ------------------------------------------------------------

Impairment of long-lived assets:
Assets held for use                                    $      46       $      46
Assets held for disposal                                     496             496
                                                       -------------------------
    Total impairment charges                           $     542       $     542
                                                       -------------------------

Total restructuring and impairment charges             $     961
Discontinued operations                                       (8)
                                                       ---------
Restructuring and impairment charges
  from continuing operations                                 953
Tax benefit and minority interest                            368
                                                       ---------

Restructuring and impairment charges, net              $     585
                                                       =========

------------------------------------------------------------------------------------------------------------------------------------

The following table illustrates the charge for 2001 restructuring actions as it relates to Corning's operating segments (in millions):

------------------------------------------------------------------------------------------------------------------------------------
Charges for restructuring actions
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Corporate
                                                                                 Functions
                                                Telecom-                         Including
                                               munications      Technologies     Research            Total
------------------------------------------------------------------------------------------------------------------------------------
Charges for restructuring actions              $   640           $    122        $   191           $    953
                                               =============================================================

------------------------------------------------------------------------------------------------------------------------------------

5.   Restructuring Actions (concluded)

The following table illustrates the headcount reduction amongst U.S. Hourly, U.S. Salaried and Non-U.S. positions:

------------------------------------------------------------------------------------------------------------------------------------
Headcount reduction
------------------------------------------------------------------------------------------------------------------------------------
                                               U.S. Hourly    U.S. Salaried       Non-U.S.          Total
------------------------------------------------------------------------------------------------------------------------------------
Headcount reduction                               6,000           3,100            2,900            12,000
                                               ============================================================

------------------------------------------------------------------------------------------------------------------------------------

6.   Impairment of Long-Lived Assets Other Than Goodwill

Photonic technologies business

The photonic technologies business is a manufacturer of photonic modules and components for the worldwide telecommunications industry and is reported in the Telecommunications Segment. The telecommunications market is undergoing a dramatic decline in demand for telecommunication products as major buyers of network equipment in this industry have reduced their capital spending plans over the past two years and are expected to continue such reductions in the near future. The lack of demand for optical component products started in early 2001 and resulted in restructuring and impairment charges in 2001 and 2002. This negative trend is expected to continue into the foreseeable future.

As disclosed in Corning's third quarter Form 10-Q, certain competitors indicated that they will exit the business and others announced decisions to consolidate or restructure. Corning continues to evaluate strategic alternatives for this business. While certain product lines are promising in the event of industry recovery, the pace and extent of that recovery is uncertain. As short term projections reflect continued operating and cash losses and the long-term expectations are uncertain, it was determined that the long-lived assets of this business (property, plant and equipment and patents) should be evaluated for impairment.

The impairment evaluation required management to develop operating cash flow projections for each strategic alternative and make assessments as to the probability of each outcome. It was determined that the long-lived assets of this business were not recoverable through future cash flows. The assets were written down to estimated salvage value, as this amount is the best reflection of fair value. This resulted in a $269 million ($195 million after-tax) write-down of the assets, which was reflected in the line item "restructuring, impairment and other charges" in the Consolidated Statements of Operations. The charge included $90 million related to patents. The estimate of salvage value is an area of management judgement. See Critical Accounting Estimates for related discussion. The remaining long-term assets of this business approximate $24 million and are classified as "held for use."

Conventional video components business

Corning Asahi Video Products Company, a 51% owned consolidated subsidiary, (conventional video components business), is a manufacturer of glass panels and funnels for use in conventional tube televisions and is reported in the
Technologies Segment for SFAS No. 131 reporting. The conventional tube television segment of the market in North America is very mature and highly competitive. The market has been impacted by a decline in demand for conventional television glass associated with shifting consumer preference for flat panel and projection television sets, as well as other competing technologies. The segment has also been impacted by dramatic increases in the importation of television glass, tubes and sets from Asia. The conventional television tube market is undergoing intense competition at this time and as a result is experiencing tremendous price pressure. One major customer has already exited this market and industry consolidation continues. Demand from another key customer is uncertain. Competition from imported products has increased significantly within the last year, while the demand for flat screen televisions has been increasing for several years. These trends are expected to continue into the foreseeable future.

These market trends combined with cash losses in this business in the short-term indicated an evaluation for the recoverability of the long-lived assets of the business was required and management determined that the long-lived assets of the business have been impaired. The impairment evaluation required management to develop operating cash flow projections for each strategic alternative and make assessments as to the probability of each outcome. It was determined that the long lived assets were not recoverable through future cash flows. Management estimated the fair value of the long-lived assets, which were limited to property, plant and equipment, using the expected cash flow approach as a measure of fair value. This resulted in a $140 million ($44 million after-tax and minority interest) write-down of the assets, which was reflected in the line item "restructuring, impairment and other charges" in the Consolidated Statements of Operations.

6.   Impairment of Long-Lived Assets Other Than Goodwill (concluded)

The cash flow realized by this business will be impacted by actions taken by competitors and customers. Should our future performance differ adversely from our projections, Corning could be required to record additional impairment charges. It is also possible that Corning could choose to exit the business should cash flows be less than projected. The remaining net assets of this business approximate $77 million.

7.   Short-Term Investments

Short-term investments held by Corning are debt securities classified as available-for-sale. Corning invests in publicly traded, highly liquid securities of entities with credit ratings of A, or better. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are included as a separate component of shareholders' equity. Corning determines cost on the specific identification basis. The following is a summary of available-for-sale securities (in millions):

--------------------------------------------------------------------------------
                                              Amortized     Fair      Unrealized
December 31, 2002                                Cost       Value       Gains
--------------------------------------------------------------------------------
Bonds, notes, and other securities
    United States government and agencies      $  314      $  315       $  1
    States and municipalities                     127         127
    Asset-backed securities                        54          54
    Commercial paper                               10          10
    Other debt securities                         112         113          1
--------------------------------------------------------------------------------
      Total short-term investments             $  617      $  619       $  2
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                              Amortized     Fair      Unrealized
December 31, 2001                                Cost       Value       Gains
--------------------------------------------------------------------------------
Bonds, notes, and other securities
    United States government and agencies      $  262      $  262
    States and municipalities                     206         206
    Asset-backed securities                       365         369       $  4
    Corporate bonds                               206         206
    Commercial paper                               20          20
    Certificates of deposit                        16          16
    Other debt securities                         103         103
--------------------------------------------------------------------------------
      Total short-term investments             $1,178      $1,182       $  4
--------------------------------------------------------------------------------

Unrealized losses were under $1 million in 2002 and 2001.

All of these securities are available for immediate sale. The following table summarizes the contractual maturities of debt securities at December 31, 2002 (in millions):

--------------------------------------------------------------------------------
                                              Amortized     Fair
                                                 Cost       Value
--------------------------------------------------------------------------------
Less than one year                             $  120      $  121
Due in 1-2 years                                  324         325
Due in 2-5 years                                  103         103
Due after 5 years                                  70          70
--------------------------------------------------------------------------------
     Total                                     $  617      $  619
--------------------------------------------------------------------------------

Proceeds from sales of short-term investments totaled $2,204 million and $660 million in 2002 and 2001. The gross realized gains related to sales of short-term investments were $10 million in 2002 and $2 million in 2001. The gross realized losses related to sales of short-term investments were $8 million in 2002 and $2 million in 2001.

8.   Inventories

Inventories consisted of the following (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       December 31,
                                                                                          -----------------------------------
                                                                                            2002                       2001
------------------------------------------------------------------------------------------------------------------------------------
   Finished goods                                                                         $    212                   $    251
   Work in process                                                                             115                        153
   Raw materials and accessories                                                               135                        210
   Supplies and packing materials                                                               97                        111
------------------------------------------------------------------------------------------------------------------------------------
   Total inventories                                                                      $    559                   $    725
------------------------------------------------------------------------------------------------------------------------------------

9.   Income Taxes

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Years ended December 31,
                                                                                          -----------------------------------
(In millions)                                                                               2002           2001        2000
------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes:
   U.S. companies                                                                         $ (2,045)      $ (2,995)    $   692
   Non-U.S. companies                                                                         (675)        (3,166)        (71)
------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes                              $ (2,720)      $ (6,161)    $   621
------------------------------------------------------------------------------------------------------------------------------------

Current and deferred (benefit) provision for income taxes:
Current:
   Federal                                                                                $   (330)      $    (22)    $   283
   State and municipal                                                                          (7)             9          64
   Foreign                                                                                      43             73          83
Deferred:
   Federal                                                                                    (263)          (420)        (36)
   State and municipal                                                                         (70)           (72)        (17)
   Foreign                                                                                     (99)           (36)          6
------------------------------------------------------------------------------------------------------------------------------------
(Benefit) provision for income taxes                                                      $   (726)      $   (468)    $   383
------------------------------------------------------------------------------------------------------------------------------------

Effective tax rate reconciliation:
   Statutory U.S. income tax (benefit) rate                                                  (35.0)%        (35.0)%      35.0%
   State income (benefit) tax, net of federal benefit                                         (2.7)          (0.8)        4.2
   Nondeductible goodwill and other expenses                                                   1.1           28.4        32.1
   Foreign and other tax credits                                                                             (0.3)
   Lower taxes on subsidiary earnings                                                         (0.1)          (0.3)       (7.9)
   Valuation allowance                                                                        10.2            0.5        (0.9)
   Other items, net                                                                           (0.2)          (0.1)       (0.8)
------------------------------------------------------------------------------------------------------------------------------------
Effective income tax (benefit) rate                                                          (26.7)%         (7.6)%      61.7%
------------------------------------------------------------------------------------------------------------------------------------

9.   Income Taxes (concluded)

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities included the following (in millions):
--------------------------------------------------------------------------------
                                                          December 31,
                                                  ----------------------------
                                                    2002               2001
--------------------------------------------------------------------------------

Loss and tax credit carryforwards                 $   435             $  293
Capitalized research and development                  182
Restructuring reserves                                532                279
Postretirement medical and life benefits              240                243
Inventory                                              93                131
Intangible and other assets                           111                100
Other accrued liabilities                             121                 74
Other employee benefits                                45                 19
Other                                                  68                 14
--------------------------------------------------------------------------------
Gross deferred tax assets                           1,827              1,153
Valuation allowance                                  (417)              (189)
--------------------------------------------------------------------------------
Deferred tax assets                                 1,410                964
--------------------------------------------------------------------------------
Fixed assets                                         (224)              (261)
Pensions                                                                 (37)
Other                                                  (3)                (6)
--------------------------------------------------------------------------------
Deferred tax liabilities                             (227)              (304)
--------------------------------------------------------------------------------
Net deferred tax assets                           $ 1,183             $  660
--------------------------------------------------------------------------------

The change in the total valuation allowance for the years ended December 31, 2002 and 2001, was an increase of $228 million and $117 million, respectively. The increase in the 2002 valuation allowance was primarily due to the uncertainty regarding the realization of certain foreign tax benefits, foreign net operating losses and foreign tax credits.

Corning currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent these earnings are currently taxable or expected to be remitted. Taxes have not been provided on approximately $1 billion of accumulated foreign unremitted earnings which are expected to remain invested indefinitely.

Corning does not provide income taxes on the post-1992 earnings of domestic subsidiaries which Corning expects to recover tax-free without significant cost. Income taxes have been provided for post-1992 unremitted earnings of domestic corporate joint ventures which Corning does not expect to recover tax-free. Unremitted earnings of domestic subsidiaries and corporate joint ventures that arose in fiscal years beginning on or before December 31, 1992, have been indefinitely reinvested.

At December 31, 2002, Corning had tax benefits attributable to loss carryforwards and credits aggregating $435 million that expire at various dates beginning in 2003 through 2022, if not utilized. A portion of the valuation allowance arises from uncertainty as to the realization of certain of these tax credit and net operating loss carryovers.

In 2001, tax legislation was enacted in the U.S. that temporarily extended the net operating loss carryback period from two to five years. Due to this legislative change, Corning will be able to carryback the anticipated 2002 U.S. federal net operating loss and claim a refund which would not have otherwise been available. Other accounts receivable at December 31, 2002, include a receivable of $192 million as a result of Corning availing itself of this opportunity. Corning expects to receive this refund in the second quarter of 2003.

10.  Investments

Associated Companies at Equity

Samsung Corning Company Ltd. (Samsung Corning), a 50%-owned South Korea-based manufacturer of glass panels and funnels for television and display monitors, represented $381 million and $315 million of Corning's investments accounted for by the equity method at year-end 2002 and 2001, respectively.

The financial position and results of operations of Samsung Corning and Corning's other equity companies are summarized as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                       Years ended December 31,
                                             -----------------------------------------------------------------------------
                                                      2002                       2001                      2000
------------------------------------------------------------------------------------------------------------------------------------
                                               Samsung       Total       Samsung        Total       Samsung       Total
                                               Corning      Equity       Corning       Equity       Corning      Equity
                                              Co. Ltd.    Companies     Co. Ltd.     Companies     Co. Ltd.     Companies
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                    $    854     $  1,846       $    886     $  1,892     $  1,011    $  1,739
Gross profit                                      222          645            244          648          346         650
Net income                                         99          317            107          340          211         366
                                             -----------------------------------------------------------------------------

Corning's equity in net income (1) (2)       $     44     $    116       $     51     $    148     $    104    $    149
                                             -----------------------------------------------------------------------------

Current assets                               $    344     $    851       $    332     $    821     $    410    $  1,091
Long-lived assets                                 864        1,562            872        1,398          866       1,311
                                             -----------------------------------------------------------------------------

Current liabilities                          $    175     $    516       $    174     $    557     $    293    $    823
Long-term debt                                     89          180            164          220          152         275
Long-term liabilities                             116          181            173          198          178         217
------------------------------------------------------------------------------------------------------------------------------------

(1) Equity in earnings shown above and in the Consolidated Statements of Operations is net of amounts recorded for income tax.
(2) Includes $34 million and $36 million of charges for impairment in 2002 and 2000, respectively.

Dividends received from Samsung Corning and Corning's other equity companies totaled $84 million, $73 million and $45 million in 2002, 2001 and 2000, respectively. At December 31, 2002, approximately $613 million of equity in undistributed earnings of equity companies was included in Corning's accumulated deficit.

Samsung Corning's 2000 results include a nonoperating gain of $23 million from the sale of its interest in Samsung Corning Precision Glass Company Ltd. (Samsung Corning Precision). Corning's 50% share of this gain is included in its equity earnings. Corning continues to maintain a 50% interest in Samsung Corning Precision.

Dow Corning Corporation

Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation, which has been in reorganization proceedings under Chapter 11 of the United States Bankruptcy Code since May, 1995. Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from breast-implant product lawsuits. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan) which provided for the settlement or other resolution of implant claims. The Joint Plan included releases for third parties (including Corning and Dow Chemical as shareholders) in exchange for contributions to the Joint Plan. By an order dated November 30, 1999, the Bankruptcy Court confirmed the Joint Plan, but with certain limitations concerning the third party releases as reflected in an opinion issued on December 21, 1999. On November 13, 2000, the U.S. District Court for the Eastern District of Michigan reversed the Bankruptcy Court's order with respect to these limitations on the third-party releases and confirmed the Joint Plan. Certain foreign claimants, the U.S. government, and certain other tort claimants appealed from the District Court's order. On January 29, 2002, the U.S. Court of Appeals for the Sixth Circuit affirmed the determinations made in the District Court with respect to the foreign claimants, but remanded to the District Court for further proceedings with respect to certain lien claims of the U.S. government and with respect to the findings supporting the non-debtor releases in favor of Dow Corning's shareholders, foreign subsidiaries and insurers. The Plan proponents agreed to settle the lien claims of the U.S. government for $9.8 million to be paid from the Settlement Fund under the Plan. This settlement was approved by the District Court in the third quarter of 2002. On December 11, 2002, the District Court entered further findings and conclusions supporting the non-debtor releases. Certain tort claimants have filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit from the District Court's order. Management expects the appellate process may take another 12 to 16 months. If the Joint Plan with shareholder releases is upheld after all appeals, any remaining personal injury claims against Corning in these matters will be channeled to the resolution procedures under the Joint Plan. If the Joint Plan with shareholder releases is not upheld after all appeals, Corning would expect to defend any remaining claims against it (and any new claims) on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and in many state courts as described under the heading Implant Tort Lawsuits in Legal Proceedings (Item 3). Management believes that the claims against Corning lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.3 billion, subject to the limitations, terms and conditions stated in the Joint Plan. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and issuance of senior notes, to its commercial creditors. These creditors claim approximately $810 million in principal plus an additional sum for pendency interest, costs and fees from the petition date (May 15, 1995) through the effective date under the Plan when payment is made. The commercial creditors have contested the Bankruptcy Court's disallowance of their claims for post-petition interest at default rates of interest, and have appealed to the District Court. The District Court heard oral arguments on this appeal on May 2, 2002, and has not ruled. The amount of additional interest, costs and fees claimed by the commercial creditors is approximately $100 million pre-tax more than Dow Corning believes it should pay.

In 1995, Corning fully reserved its investment in Dow Corning upon its filing for bankruptcy and has not recognized equity earnings since the second quarter of 1995. Corning has determined that this decline in the value of its investment in Dow Corning is other than temporary. Management has assessed the December 11, 2002, findings by Judge Hood and concluded that emergence of Dow Corning Corporation from bankruptcy protection is probable. Management has also concluded that it has adequately provided for the other than temporary decline associated with the bankruptcy. With the exception of the remote possibility of a future bankruptcy related charge, Corning considers the difference between the carrying value of its investment in Dow Corning and its 50 percent share of Dow Corning's equity to be permanent. This difference is $270 million at December 31, 2002.

Corning will resume recognition of equity earnings from Dow Corning in the first quarter of 2003. Corning does not expect to receive dividends from Dow Corning in 2003.

The financial position and results of operations of Dow Corning are summarized in the table below as follows (in millions):

--------------------------------------------------------------------------------
                                                  Years ended December 31,
                                            ----------------------------------
                                               2002       2001 (2)    2000 (2)
--------------------------------------------------------------------------------

Net sales                                   $  2,610     $  2,438    $  2,751
Gross profit                                     727          541         725
Net income (loss)                                 59          (28)        101
--------------------------------------------------------------------------------

Current assets                              $  2,164     $  2,014    $  1,801
Long-lived assets                              3,511        3,115       4,676
--------------------------------------------------------------------------------

Current liabilities                         $  1,170     $    880    $    947
Long-term debt                                    55           39          92
Long-term liabilities                            242          207         257
Liabilities subject to compromise (1)          3,667        3,524       4,618
Shareholders' equity                             541          479         563
--------------------------------------------------------------------------------

(1) Dow Corning's financial statements for 2002, 2001 and 2000 have been prepared in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," (SOP 90-7). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the filing date (May 15, 1995) and identification of all transactions and events that are directly associated with the reorganization.
(2) In 2002, Dow Corning changed it inventory valuation methodology from last-in, first-out (LIFO) to first-in, first-out (FIFO). Prior periods have been restated.

Pittsburgh Corning Corporation

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

The Injunction Period as to Corning was extended through September 30, 2002, and later for a period from December 23, 2002, through January 23, 2003, when it expired by its terms. Under the terms of the Bankruptcy Court's Order, Corning has 90 days from the expiration of the Injunction Period to seek removal and transfer of pending cases in which it is named as a defendant. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning alleging various theories of liability based on exposure to PCC's asbestos products. Although the outcome of litigation and the bankruptcy case is uncertain, management believes that the separate corporate status of PCC will continue to be upheld and that Corning has strong legal defenses to any claims of direct liability arising from PCC's asbestos products.

10.  Investments (concluded)

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

At this time, it appears more likely than not that Corning will litigate the asbestos cases, but will continue to explore a settlement through the bankruptcy process. The exposure for this asbestos litigation (net of insurance) cannot be estimated at this time due to the wide range of potential outcomes. Corning is also currently named in approximately 11,400 other cases (approximately 34,000 claims) alleging injuries from asbestos. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and the outcome of litigation is uncertain and past trends may not be indicators of future outcomes.

As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in the first quarter of 2000 to impair its entire investment in PCC and discontinued recognition of equity earnings. At December 31, 2002, Corning has not recorded any additional charges associated with the outcome of this litigation. As noted above, management believes there are strong legal defenses to the claims against Corning. Management estimates that the insurance coverage available to Corning related to these matters exceeds $600 million and depending on the outcome of potential coverage issues may exceed $1 billion. Management estimates that the low end of the range of loss resulting from continued litigation is not material. Due to the inherent uncertainty of asbestos related litigation, management is unable to estimate the maximum exposure from this litigation.

Alternatively, in the event that Corning and its insurers agree to a global settlement of the PCC-related cases through the PCC bankruptcy process, the outcome may be material to the results of operations for the period in which such costs, if any, are recognized. Management expects that any after-tax charge resulting from Corning's contributions as part of a possible settlement could approximate $125 million to $175 million and will depend upon the timing of contributions and relative participation of insurance carriers. Management cannot provide assurances that the ultimate outcome of a settlement would be within this range.

Under either alternative, management believes these matters will be resolved without material impact to Corning's overall financial position or its liquidity

Other Investments

Corning's other investments include equity securities, which are classified as available-for-sale. At December 31, 2002, the fair value and cost of Corning's equity securities was $23 million. At December 31, 2001, the fair value and cost of Corning's equity securities was $142 million and $148 million, respectively. The difference included gross unrealized losses of $6 million.

Proceeds from sales of other investments were $1 million and $38 million in 2002 and 2001, respectively, and related gross realized (losses) gains included in income were $(1) million and $22 million in 2002 and 2001, respectively.

In 2002, Corning management decided to divest its portfolio of cost based investments related to start-up companies with emerging technologies in the telecommunications industry. As a result, management impaired the portfolio to estimated fair market value.

11.  Property, Net

Property, net included the following (in millions):
--------------------------------------------------------------------------------
                                                  December 31,
                                      ------------------------------------
                                        2002                      2001
--------------------------------------------------------------------------------
Land                                  $     93                  $     97
Buildings                                1,828                     1,808
Equipment                                4,620                     5,011
Construction in progress                   539                     1,282
--------------------------------------------------------------------------------
                                         7,080                     8,198
Accumulated depreciation                (3,375)                   (3,101)
--------------------------------------------------------------------------------
Property, net                         $  3,705                  $  5,097
--------------------------------------------------------------------------------

Approximately $13 million, $49 million and $57 million of interest costs were capitalized as part of property, net in 2002, 2001 and 2000, respectively.

12.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2002, by segment follow (in millions):
--------------------------------------------------------------------------------
                                   Telecom-
                                  munications       Technologies         Total
--------------------------------------------------------------------------------

Balance at January 1, 2002         $ 1,772            $  165           $  1,937
Foreign currency translation            90                                   90
Impairment                            (400)                                (400)
Divestitures                           (16)               (6)               (22)
Acquisitions                           110                                  110
--------------------------------------------------------------------------------
Balance at December 31, 2002       $ 1,556            $  159           $  1,715
--------------------------------------------------------------------------------

Other intangible assets consisted of the following (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31,
                                                 -------------------------------------------------------------------------------
                                                               2002                                      2001
                                                 -------------------------------------------------------------------------------
                                                            Accumulated                              Accumulated
                                                  Gross     Amortization    Net             Gross    Amortization      Net
------------------------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Patents and trademarks                      $  138       $   40      $   98           $  262       $   46       $  216
     Non-competition agreements                     106           62          44              101           40           61
     Other                                            5            2           3               17            4           13
                                                 -------------------------------------------------------------------------------
         Total amortized intangible assets          249          104         145              380           90          290
                                                 -------------------------------------------------------------------------------

Other intangible assets:
     Intangible pension assets                       68                       68
     Deferred financing costs                        48                       48               62                        62
                                                 -------------------------------------------------------------------------------
         Total other intangible assets              116                      116               62                        62
                                                 -------------------------------------------------------------------------------
Total                                            $  365       $  104      $  261           $  442       $   90       $  352
------------------------------------------------------------------------------------------------------------------------------------

Amortized intangible assets are primarily related to the Telecommunications Segment.

Amortization expense related to these intangible assets is expected to be in the range of approximately $20 million to $30 million annually from 2003 to 2007.

13.  Other Accrued Liabilities

Other accrued liabilities included the following (in millions):
--------------------------------------------------------------------------------
                                                  December 31,
                                      -----------------------------------
                                        2002                      2001
--------------------------------------------------------------------------------
Restructuring reserves                $    405                 $    276
Wages and employee benefits                224                      230
Income taxes                               153                      139
Other                                      355                      431
--------------------------------------------------------------------------------
Other accrued liabilities             $  1,137                 $  1,076
--------------------------------------------------------------------------------

Provisions for estimated expenses related to product warranties are made at the time the products are sold using historical experience as a prediction of expected settlements. Reserves are adjusted when experience indicates an expected settlement will differ from initial estimates. Corning's reserve relates primarily to its Telecommunications Segment. Reserves for warranty items are included in other current liabilities. A reconciliation of the changes in the product warranty liability during 2002 is as follows (in millions):

--------------------------------------------------------------------------------
Balance at December 31, 2001                                      $   60
Provision based on 2002 sales                                         15
Adjustments to liability existing on January 1, 2002                  (4)
Foreign currency translation                                           4
Settlements made during 2002                                         (11)
                                                                  ------
Balance at December 31, 2002                                      $   64
--------------------------------------------------------------------------------

14.  Long-Term Debt and Loans Payable

Long-term debt and loans payable consisted of the following (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31,
                                                                                     ------------------------------------
                                                                                       2002                      2001
------------------------------------------------------------------------------------------------------------------------------------
Loans Payable
    Current portion of long-term debt                                                $    191                  $    244
    Other short-term borrowings                                                            13                       233
------------------------------------------------------------------------------------------------------------------------------------
      Total loans payable                                                            $    204                  $    477
------------------------------------------------------------------------------------------------------------------------------------

Long-Term Debt
    Debentures, 8.25%, due 2002                                                                                $     75
    Debentures, 6%, due 2003                                                         $    100                       100
    Euro notes, 5.625%, due 2005                                                          206                       178
    Debentures, 7%, due 2007, net of unamortized discount of
      $25 million in 2002 and $28 million in 2001                                          75                        72
    Convertible notes, 4.875%, due 2008                                                    96                        96
    Convertible debentures, 3.5%, due 2008                                                665                       665
    Notes, 6.3%, due 2009                                                                 150                       150
    Euro notes, 6.25%, due 2010                                                           310                       267
    Debentures, 6.75%, due 2013                                                           100                       100
    Zero coupon convertible debentures, 2%, due 2015, redeemable
      and callable in 2005                                                              1,606                     2,059
    Debentures, 8.875%, due 2016                                                           86                        74
    Debentures, 8.875%, due 2021                                                           88                        75
    Debentures, 7.625%, putable in 2004, due 2024                                         100                       100
    Medium-term notes, average rate 7.9%, due through 2025                                242                       231
    Debentures, 6.85%, due 2029                                                           150                       150
    Other, average rate 1.9%, due through 2015                                            180                       315
------------------------------------------------------------------------------------------------------------------------------------
    Total long-term debt                                                                4,154                     4,707
    Less current portion of long-term debt                                                191                       244
------------------------------------------------------------------------------------------------------------------------------------
    Long-term debt                                                                   $  3,963                  $  4,463
------------------------------------------------------------------------------------------------------------------------------------

At December 31, 2002 and 2001, the weighted-average interest rate on short-term borrowings was 5.5% and 4.6%, respectively.

Based on borrowing rates currently available to Corning for loans with similar terms and maturities, the fair value of long-term debt was $3.105 billion at year-end 2002.

The following table shows the maturities by year of the total long-term debt obligations at December 31 (in millions):

--------------------------------------------------------------------------------

  2003            2004               2005             2006            2007-2029
--------------------------------------------------------------------------------

  $191            $127              $1,910             $11             $1,964
--------------------------------------------------------------------------------

The zero coupon convertible debentures are presented in the above table as due in 2005 representing the earliest possible redemption date.

During 2002, Corning repurchased and retired a portion of its zero coupon convertible debentures due November 8, 2015, with an accreted value of $493 million in exchange for cash of $308 million in a series of open-market purchases. Corning recorded a gain of $176 million ($108 million after-tax) on these transactions, net of the write-off of the unamortized issuance costs. Corning recorded the gain on repurchases as a component of income from continuing operations, as permitted by SFAS No. 145.

14.  Long-Term Debt and Loans Payable (concluded)

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

In November 2000, Corning completed an offering of $2.7 billion (amount due at maturity) of zero coupon convertible debentures which generated net proceeds of approximately $2.0 billion. The initial price of the debentures was $741.92 with a 2% annual yield. Interest is compounded semi-annually with a 25% conversion factor. The remaining debentures mature on November 8, 2015, and are convertible into approximately 17 million shares of Corning common stock at the rate of
8.3304 per $1,000 debenture. Corning may call the debentures at any time on or after November 8, 2005. The debentures may be redeemed for $819.54 on November 8, 2005 and $905.29 on November 8, 2010. The holder can convert the debenture into Corning common stock at any time prior to maturity or redemption. Corning has the option of settling this obligation in cash, common stock, or a combination of both.

In February 1998, Oak Industries Inc. (Oak) issued $100 million of convertible subordinated notes bearing interest at 4.875%, due in 2008. The notes are convertible into 6 million shares of Corning common stock at a conversion price of approximately $16 per share.

Corning has full access to a revolving line of credit with a syndicate of banks for $2.0 billion. The line of credit expires in August 2005. There were no borrowings under the agreement at December 31, 2002. The revolving credit agreements provide for borrowing of U.S. dollars and Eurocurrency at various rates and supports Corning's commercial paper program when available. The facility includes a covenant requiring Corning to maintain a total debt to total capital ratio, as defined, not greater than 60%. At December 31, 2002, this ratio was 47%.

15.  Employee Retirement Plans

Corning has defined benefit pension plans covering certain domestic and international employees. Corning's funding policy has been to contribute, as necessary, an amount determined jointly by Corning and its consulting actuaries, which provides for the current cost and amortization of prior service cost. In 2002, Corning made a voluntary incremental contribution of $40 million to the pension trust. In 2000, Corning amended its U.S. pension plan to include a cash balance pension feature. All salaried and non-union hourly employees hired before July 1, 2000, were given the choice of staying in the existing plan or participating in the cash balance plan beginning January 1, 2001. Salaried employees hired after July 1, 2000, automatically became participants in the new cash balance plan. Under the cash balance plan, employee accounts are credited monthly with a percentage of eligible pay based on age and years of service. Benefits remain 100% vested after five years of service.

Corning and certain of its domestic subsidiaries also offer defined benefit postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age. Prior to January 1, 2003, Corning's principal retiree medical plans required retiree contributions each year equal to the excess of medical cost increases over general inflation rates. In response to rising health care costs, effective January 1, 2003, Corning changed its cost-sharing approach for retiree medical coverage. For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, Corning is placing a "cap" on the amount it will contribute toward retiree medical coverage in the future. The cap will equal 150% of Corning's 2001 contributions toward retiree medical benefits. Once Corning's contributions toward retiree medical costs reach this cap, impacted retirees will have to pay the excess amount, in addition to their regular contributions for coverage.

The change in benefit obligation and funded status of Corning's employee retirement plans follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                   Pension Benefits             Postretirement Benefits
                                                              -------------------------        ------------------------
December 31,                                                    2002             2001           2002            2001
------------------------------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation
Benefit obligation at beginning of year                       $  1,742        $  1,610         $  631          $  556
Service cost                                                        37              38             11              14
Interest cost                                                      125             118             52              43
Plan participants' contributions                                     3               4              4               3
Amendments                                                          22              (3)           (80)             (3)
Curtailment (gain) loss                                            (15)             14             (9)            (13)
Special termination benefits                                        21              18             11              17
Actuarial losses                                                    82              92            151              57
Benefits paid                                                     (147)           (144)           (53)            (43)
Foreign currency exchange rate changes                              20              (5)
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                1,890           1,742            718             631
------------------------------------------------------------------------------------------------------------------------------------

Change in Plan Assets
Fair value of plan assets at beginning of year                   1,628           1,872
Actual loss on plan assets                                         (76)           (152)
Employer contributions                                              96              51
Plan participants' contributions                                     3               4
Benefits paid                                                     (147)           (144)
Foreign currency exchange rate changes                              13              (3)
------------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                         1,517           1,628
------------------------------------------------------------------------------------------------------------------------------------

Unfunded status                                                   (373)           (114)          (718)           (631)
Unrecognized transition asset                                       (1)             (1)
Unrecognized prior service cost (credit)                            70              79            (71)             (3)
Unrecognized actuarial loss (gain)                                 402             111            127             (15)
------------------------------------------------------------------------------------------------------------------------------------
Recognized asset (liability)                                  $     98        $     75         $ (662)         $ (649)
------------------------------------------------------------------------------------------------------------------------------------

Amounts recognized in the consolidated
 balance sheets consist of:
   Prepaid benefit cost                                       $    205        $     75
   Accrued benefit liability                                      (107)                        $ (662)         $ (649)
   Additional minimum liability                                   (348)
   Intangible asset                                                 68
   Accumulated other comprehensive loss                            280
------------------------------------------------------------------------------------------------------------------------------------
Recognized asset (liability)                                  $     98        $     75         $ (662)         $ (649)
------------------------------------------------------------------------------------------------------------------------------------

In 2002, global capital market developments resulted in negative returns on Corning's pension funds and a decline in the discount rate used to estimate the pension liability. As a result, the accumulated benefit obligation exceeded the fair value of plan assets, which required Corning to record a minimum pension liability in the consolidated balance sheet. The effect of this adjustment was to increase pension liabilities by $348 million, increase intangible assets by $68 million and increase accumulated other comprehensive loss by $280 million.

Defined benefit pension plan assets are comprised principally of publicly traded debt and equity securities. Corning common stock represented 0.1% and 0.3% of plan assets at year-end 2002 and 2001, respectively. Corning has not funded its postretirement benefit obligations.

At December 31, 2002, the defined pension benefit plans in which the fair value of plan assets exceeded the benefit obligation had obligations of $104 million and assets of $109 million. The defined benefit plans in which the benefit obligation exceeded the fair value of plan assets had obligations of $1,786 million and assets of $1,408 million.

15.  Employee Retirement Plans (concluded)

At December 31, 2001, the defined benefit plan in which the fair value of plan assets exceeded the benefit obligation had obligations of $1,522 million and assets of $1,535 million. The defined benefit plans in which the benefit obligation exceeded the fair value of plan assets had obligations of $220 million and assets of $93 million.

The weighted-average assumptions for Corning's domestic employee retirement plans follow:

------------------------------------------------------------------------------------------------------------------------------------
                                                    Pension Benefits                    Postretirement Benefits
Years ended December 31,                        2002      2001       2000             2002       2001       2000
------------------------------------------------------------------------------------------------------------------------------------
Discount rate                                   6.75%     7.25%      7.75%            6.75%     7.25%      7.75%
Expected return on plan assets                   9.0%     9.0%       9.0%
Rate of compensation increase                    4.5%     4.5%       4.5%
------------------------------------------------------------------------------------------------------------------------------------

The expected rate of return on plan assets that will be used to determine 2003 net periodic benefit cost is 8.5%.

Corning's consolidated postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2002. The rate was assumed to decline to 9% in 2003 and decrease on a linear basis to 5% in 2007 and remain at that level thereafter.

A one-percentage-point change in 2002 assumed health care trend rates would have the following effects (in millions):
--------------------------------------------------------------------------------
                                                            One-Percentage-Point
                                                            Increase    Decrease
--------------------------------------------------------------------------------

Effect on total of service and interest cost components      $ 6.8      $ (5.8)
Effect on postretirement benefit obligation                   43.2       (38.0)
--------------------------------------------------------------------------------

The components of net periodic benefit expense for Corning's employee retirement plans follow (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                             Pension Benefits                     Postretirement Benefits
                                                     ---------------------------------      ----------------------------------
Years ended December 31,                              2002         2001        2000           2002         2001         2000
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                         $   37       $    38     $    32       $    11       $   14       $   10
Interest cost                                           125           118         117            52           43           41
Expected return on plan assets                         (159)         (161)       (148)
Amortization of transition asset                                       (1)         (1)
Amortization of net loss (gain)                           2            (6)         (1)            2                        (2)
Amortization of prior service cost (credit)              11            14          16            (1)          (1)          (1)
------------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit expense                             16             2          15            64           56           48
------------------------------------------------------------------------------------------------------------------------------------

Discontinued operations - precision lens business         9 (1)         2                        (7) (1)       1
Curtailment loss (gain)                                  10 (2)        44 (2)      11            (2) (2)     (13) (2)
Special termination benefits                             21 (2)        18 (2)                    11 (2)       17 (2)
------------------------------------------------------------------------------------------------------------------------------------

Total expense                                        $   56       $    66     $    26       $    66       $   61       $   48
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes pension and postretirement benefit curtailment loss (gain) of $7 and ($8), respectively.
(2)  Included in restructuring charges. See Note 5.

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year. In addition to defined benefit retirement plans, Corning offers defined contribution plans covering employees meeting certain eligibility requirements. Total consolidated defined contribution expense was $44 million, $56 million and $81 million for the years ended December 31, 2002, 2001 and 2000, respectively.

16.  Commitments, Contingencies, Guarantees and Hedging Activities

Commitments, Contingencies and Guarantees

Minimum rental commitments under leases outstanding at December 31, 2002, were (in millions):
--------------------------------------------------------------------------------

  2003       2004        2005        2006        2007        2008 and thereafter
--------------------------------------------------------------------------------

   $48        $42         $36         $33         $42              $153
--------------------------------------------------------------------------------

Total rental expense amounted to approximately $85 million for 2002, $89 million for 2001 and $75 million for 2000.

Corning and PPG Industries, Inc. each own 50% of the capital stock of PCC. PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. At this time it appears more likely than not that Corning will litigate the asbestos cases, but will continue to explore a settlement through the bankruptcy process. Management estimates that the low end of the range of loss resulting from continued litigation is not material. Alternatively, in the event that Corning and its insurers agree to a global settlement through the bankruptcy process, management expects any after-tax charge could approximate $125 million to $175 million. Management cannot provide assurances that the ultimate outcome of a settlement would be within this range. See Note 10 for a more complete discussion.

The ability of certain subsidiaries and associated companies to transfer funds is limited by provisions of certain loan agreements and foreign government regulations. At December 31, 2002, the amount of equity subject to such restrictions for consolidated subsidiaries totaled $53 million. While this amount is legally restricted, it does not result in operational difficulties since Corning has generally permitted subsidiaries to retain a majority of equity to support their growth programs. At December 31, 2002, loans of equity affiliates guaranteed by Corning totaled $14 million. In addition, Corning and certain of its subsidiaries have provided other financial guarantees and contingent liabilities in the form of purchase price adjustments related to attainment of milestones, stand-by letters of credit and performance bonds. Corning has agreed to provide a credit facility related to Dow Corning Corporation as discussed in Note 10. The funding of the Dow Corning credit facility is subject to events connected to the Bankruptcy Plan as described in
Note 10. Management believes the significant majority of these guarantees and contingent liabilities will expire without being funded. The amounts of these obligations are represented in the following table (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Amount of commitment and contingency expiration per period
                                                                  -----------------------------------------------------------
                                                                  Less than    1 to 2      2 to 3      3 to 4     5 years and
                                                         Total     1 year       years       years       years     thereafter
------------------------------------------------------------------------------------------------------------------------------------
Performance bonds and guarantees                        $  189     $   49       $  5        $ 21                     $ 114
Contingent purchase price for acquisitions                 126         48         24           2                        52
Dow Corning credit facility                                150                                                         150
Stand-by letters of credit                                  33         33
Loan guarantees                                             37          5          1           1        $  1            29
------------------------------------------------------------------------------------------------------------------------------------
Total other commercial commitments
  and contingencies                                     $  535     $  135       $ 30        $ 24        $  1         $ 345
------------------------------------------------------------------------------------------------------------------------------------

Corning has leased equipment from three unconsolidated  special purpose entities
(SPEs) for which the sole purpose is the leasing of equipment. These SPEs are not consolidated in the 2002 financial statements since the equity investor of the SPE has made a substantial investment that is at risk for the life of the SPE. However, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities in January 2003. FASB Interpretation 46 will require the consolidation of variable interest entities (VIEs) by the primary beneficiary. Management is still assessing the impacts of this interpretation, however, it is reasonably possible that Corning will be considered the primary beneficiary of the three VIEs and therefore will consolidate these entities beginning on July 1, 2003. As of December 31, 2002, the total assets in unconsolidated VIEs were $46 million. In addition, Corning's maximum loss exposure as a result of its involvement with these VIEs is $46 million. This amount represents payments that would be due to the VIE in the event of a total loss of the equipment. Corning carries insurance coverage for this risk.

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

16.  Commitments, Contingencies, Guarantees and Hedging Activities (concluded)

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

The following table (in millions) summarizes the notional amounts and respective fair values of the derivative financial instruments at December 31, 2002. These contracts are held by Corning and its subsidiaries and mature at varying dates:

--------------------------------------------------------------------------------
                                          Notional Amount        Fair Value
--------------------------------------------------------------------------------
Foreign exchange forward contracts            $ 578                $ (17)
Foreign exchange option contracts             $ 317                $  (7)
--------------------------------------------------------------------------------

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

17.  Series B Convertible Preferred Stock

In August 2002, in connection with its issuance of 7% Series C mandatory convertible preferred stock, as discussed below, Corning redeemed and retired 69 thousand shares of Series B convertible preferred stock for $7 million. At
December 31, 2001 and 2000, 72,400 and 86,800 shares of Series B convertible preferred stock were outstanding, respectively. See Note 18 for more information on preferred stock.

18.  Shareholders' Equity

Preferred Stock

Corning has 10 million authorized shares of Preferred Stock, par value $100 per share.

Series A Junior Participating Preferred Stock
---------------------------------------------
Of the authorized shares, Corning has designated 2.4 million shares as Series A Junior Participating Preferred Stock for which no shares have been issued.

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

Series C Mandatory Convertible Preferred Stock
----------------------------------------------
In July and August 2002, Corning issued 5.75 million shares of 7% Series C mandatory convertible preferred stock having a liquidation preference of $100 per share, plus accrued and unpaid dividends, and resulting in gross proceeds of $557 million. The mandatory convertible stock has an annual dividend rate of 7%, payable quarterly in cash. The first dividend payment date was November 16, 2002. The dividends are also payable immediately upon conversion to Corning common stock. At the time Corning issued the Series C convertible stock, a one-time dividend was declared for all dividends that will be payable from issuance through the mandatory conversion date of August 16, 2005. Corning secured the payment of the dividends through the issuance of a promissory note and used a portion of the proceeds from the sale of the Series C preferred stock to purchase $117 million of U.S. treasury securities that were pledged as collateral to secure the payments on the promissory note. As a result, net proceeds of the offering were $440 million.

The Series C preferred stock will automatically convert on the mandatory conversion date of August 16, 2005, into between 50.813 and 62.5 shares of Corning common stock, depending on the then current market price. At any time prior to the mandatory conversion date, holders may elect to convert in whole or part of their shares of Series C preferred stock into 50.813 shares of common stock plus an amount of cash equal to the market value at that time of the pro rata share of the collateral portfolio that secures the promissory note. At December 31, 2002, approximately 4.2 million shares of the Series C preferred stock had been converted into 213.3 million common shares.

As the closing price of Corning common stock was $1.60 on July 31, 2002, the holder could immediately convert the Series C preferred stock and obtain a value of $101.72 (50.813 shares valued at $1.60 plus $20.42 in future dividends) indicating that the preferred stock contains a beneficial conversion feature of $1.72 per preferred share. The beneficial conversion totaled approximately $10 million and was charged to the accumulated deficit in the third quarter. The beneficial conversion was also deducted from earnings attributable to common shareholders in the 2002 earnings per share calculations.

Common Stock

On August 16, 2001, Corning completed an equity offering of 14.2 million shares of common stock generating net proceeds to Corning of approximately $225 million.

On July 9, 2001, Corning announced the discontinuation of the payment of dividends on its common stock. Dividends paid to common shareholders in 2001 totaled $112 million, compared with $210 million in 2000.

Treasury Stock

On July 22, 2002, Corning repurchased 5.5 million shares of common stock for $23 million in a privately negotiated transaction. Corning did not repurchase any common stock in 2001 or 2000.

18.  Shareholders' Equity (concluded)

Accumulated Other Comprehensive Loss

Components of other comprehensive income (loss), accumulated in shareholders' equity, are reported net of income taxes, as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Net
                                                                                               Net      unrealized
                                                               Foreign       Minimum       unrealized      gains       Accumulated
                                                              currency       pension         gains      (losses) on      other
                                                             translation    liability      (losses) on   cash flow    comprehensive
                                                             adjustment    adjustment      investments    hedges      income (loss)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1999                                             $  (50)                       $    19                      $   (31)
Foreign currency translation adjustment                         (118)                                                       (118)
Unrealized gain on investments (net of tax of $21 million)                                       33                           33
Realized gains on securities (net of tax of $7 million)                                         (11)                         (11)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2000                                               (168)                            41                         (127)
------------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment                          (31)                                                        (31)
Unrealized loss on investments (net of tax of $17 million)                                      (27)                         (27)
Realized gains on securities (net of tax of $12 million)                                        (18)                         (18)
Cumulative effect of adoption of SFAS No. 133                                                             $    3               3
Unrealized derivative gain on cash flow hedges
  (net of tax of $7 million)                                                                                  11              11
Reclassification adjustments on cash flow hedges
  (net of tax of $2 million)                                                                                  (4)             (4)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2001                                             $ (199)                       $    (4)      $   10         $  (193)
------------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment                          208                                                         208
Minimum pension liability adjustment                                        $   (173)                                       (173)
Unrealized gain on investments (net of tax of $1 million)                                         1                            1
Realized loss on securities (net of tax of $3 million)                                            5                            5
Unrealized derivative loss on cash flow hedges
  (net of tax of $17 million)                                                                                (27)            (27)
Reclassification adjustments on cash flow hedges
  (net of tax of $6 million)                                                                                   9               9
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2002                                             $    9        $   (173)       $     2       $   (8)        $  (170)
------------------------------------------------------------------------------------------------------------------------------------

19.  (Loss) Earnings Per Common Share

Basic (loss) earnings per common share is computed by dividing (loss) income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The net loss available to common shareholders for 2002 is further increased by the Series C mandatory convertible preferred stock dividend requirement.

Diluted (loss) earnings per common share is computed by dividing net (loss) income available to common shareholders, adjusted for the preferred dividend requirements in 2002, by the weighted average shares outstanding. Since Corning reported a loss from continuing operations in 2002 and 2001, the diluted loss per share is the same as basic, as any potentially dilutive securities would reduce the loss per share from continuing operations. In 2000, diluted earnings per share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by Corning with the related proceeds.

A reconciliation of the basic and diluted (loss) earnings per share from continuing operations computations for 2002, 2001 and 2000 was as follows (in millions, except per share amounts):

------------------------------------------------------------------------------------------------------------------------------------
                                                                    For the years ended December 31,
                                    ------------------------------------------------------------------------------------------------
                                                 2002                             2001                             2000
                                    -------------------------------   ------------------------------   -----------------------------
                                               Weighted-                        Weighted-                       Weighted-
                                                Average   Per Share              Average   Per Share             Average   Per Share
                                      Loss      Shares     Amount      Loss      Shares     Amount     Income    Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from
  continuing operations             $(1,780)                         $(5,532)                           $ 363
Less:  Preferred stock
  dividend requirements                 128                                1                                1
------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing
  operations available to
  common shareholders                (1,908)                          (5,533)                             362
------------------------------------------------------------------------------------------------------------------------------------

Basic (Loss) Earnings
  Per Common Share                   (1,908)    1,030      $(1.85)    (5,533)      933      $(5.93)       362      858       $0.42
------------------------------------------------------------------------------------------------------------------------------------

Effect of Dilutive
  Securities
Options                                                                                                             21
------------------------------------------------------------------------------------------------------------------------------------

Diluted (Loss) Earnings
  Per Common Share                  $ 1,908     1,030      $(1.85)   $(5,533)      933      $(5.93)     $ 362      879       $0.41
------------------------------------------------------------------------------------------------------------------------------------

19.  (Loss) Earnings Per Common Share (concluded)

The potential common shares excluded from the calculation of diluted loss per share because their effect would be anti-dilutive and the amount of stock options excluded from the calculation of diluted loss per share because their exercise price was greater than the average market price of the common shares of the periods presented was as follows (in millions):

--------------------------------------------------------------------------------
                                              For the years ended December 31,
                                              --------------------------------
                                                2002        2001       2000
--------------------------------------------------------------------------------

Potential common shares excluded from the
  calculation of diluted loss per share:
    Stock options                                  1           6
    7% mandatory convertible preferred stock      31
    Convertible preferred stock                                1          1
    4.875% convertible notes                       6           6          6
    3.5% convertible debentures                   69           9
    Zero coupon convertible debentures            20          23          4
                                               ------------------------------
     Total                                       127          45         11
                                               ==============================

Stock options excluded from the calculation
  of diluted loss per share because the
  exercise price was greater than the
  average market price of the common shares       84          48          1
                                               ==============================

--------------------------------------------------------------------------------

20.  Stock Compensation Plans

At December 31, 2002, Corning's stock compensation programs are in accordance with the 2000 Employee Equity Participation Program and 2000 Equity Plan for Non-Employee Directors Program. For calendar years beginning January 1, 2001, 3.5% of Corning's common stock outstanding at the beginning of the year and any ungranted shares from prior years will be available for grant in the current year. At December 31, 2002, 69.3 million shares will be available under the Programs for 2003. Any remaining shares available for grant, but not yet granted will be carried over and used in the following year.

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
                                             (in thousands)       Exercise Price
--------------------------------------------------------------------------------

Options outstanding January 1, 2000               35,289            $  12.63
Options granted under plans                       23,549            $  66.27
Options issued in acquisitions                     4,456            $  26.55
Options exercised                                (17,297)           $  10.62
Options terminated                                  (994)           $  42.78
--------------------------------------------------------------------------------
Options outstanding December 31, 2000             45,003            $  42.27
--------------------------------------------------------------------------------

Options granted under plans                       29,784            $  21.02
Options exercised                                 (1,258)           $   9.40
Options terminated                                (1,138)           $  37.53
--------------------------------------------------------------------------------
Options outstanding December 31, 2001             72,391            $  34.21
--------------------------------------------------------------------------------

Options granted under plans                       26,852            $   4.55
Options exercised                                    (56)           $   1.86
Options terminated                                (1,860)           $  23.20
--------------------------------------------------------------------------------
Options outstanding December 31, 2002             97,327            $  26.47
--------------------------------------------------------------------------------
Options exercisable at December 31, 2002          42,428            $  28.96
--------------------------------------------------------------------------------
Options exercisable at December 31, 2001          20,882            $  26.33
Options exercisable at December 31, 2000          11,983            $  11.32
--------------------------------------------------------------------------------

The weighted-average fair value of options granted was $3.64 in 2002, $13.83 in 2001 and $38.46 in 2000.

The following table summarizes information about Corning's stock option plans at December 31, 2002:

------------------------------------------------------------------------------------------------------------------------------------
                                         Options Outstanding                                   Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------
                          Number          Weighted-Average                                Number
                      Outstanding at          Remaining           Weighted-           Exercisable at           Weighted-
    Range of         December 31, 2002    Contractual Life         Average           December 31, 2002          Average
 Exercise Prices      (in thousands)          in Years         Exercise Price         (in thousands)        Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
$   0.47 to 3.71           4,981                9.5               $  1.62                    118               $  2.21
$   4.06 to 8.74          25,456                8.5               $  6.80                  3,445               $  8.27
$   8.84 to 9.84           6,140                5.4               $  9.36                  5,770               $  9.37
$  9.95 to 13.50           7,635                8.0               $ 10.60                  3,818               $ 11.20
$ 13.52 to 15.28           7,444                8.5               $ 15.19                  3,727               $ 15.10
$ 15.36 to 19.83           6,982                7.4               $ 17.14                  6,849               $ 17.15
$ 19.94 to 31.78           7,846                8.3               $ 21.47                  3,673               $ 21.38
$ 31.83 to 47.37           6,830                7.6               $ 40.89                  4,040               $ 37.03
$ 48.33 to 55.08           6,196                7.8               $ 53.65                  3,706               $ 53.75
$ 55.48 to 69.56           4,592                7.3               $ 61.76                  2,617               $ 61.77
$ 70.08 to 70.75           5,616                7.9               $ 70.75                  3,748               $ 70.75
$ 71.04 to 72.38           6,882                7.4               $ 72.11                    418               $ 72.11
$72.99 to 111.00             727                7.7               $ 91.35                    499               $ 90.89
------------------------------------------------------------------------------------------------------------------------------------
                          97,327                7.9               $ 26.47                 42,428               $ 28.96
------------------------------------------------------------------------------------------------------------------------------------

Incentive Stock Plans

The Corning Incentive Stock Plan permits stock grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration.

20.  Stock Compensation Plans (concluded)

In 2002, 2001 and 2000, grants of 88,500 shares,  1,028,000 shares and 1,429,000 shares, respectively, were made under this plan. The weighted-average price of the grants was $7.15 in 2002, $36.89 in 2001 and $61.07 in 2000, respectively. A total of 0.7 million shares issued remain subject to forfeiture at December 31, 2002.

Corning applies APB No. 25 accounting for its stock-based compensation plans. Compensation expense is recorded for awards of shares or share rights over the period earned. Compensation expense of $2 million, $130 million and $31 million was recorded in 2002, 2001 and 2000, respectively.

Corning has adopted the disclosure-only provisions of SFAS No. 123. If Corning had elected to recognize compensation expense under SFAS No. 123, Corning's net income in 2002, 2001 and 2000, respectively, would have decreased by $277 million, $367 million and $112 million, respectively.

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

For purposes of SFAS No. 123 disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following are weighted-average assumptions used for grants under Corning stock plans and predecessor Oak plans in 2002, 2001 and 2000, respectively:

--------------------------------------------------------------------------------
For Options Granted During          2002             2001              2000
--------------------------------------------------------------------------------

Expected life in years                5                 6                5
Risk free interest rate             4.0%              4.8%             5.8%
Dividend yield                                       0.46%            0.36%
Expected volatility                  80%               75%              65%
--------------------------------------------------------------------------------

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

21.  Business Combinations and Divestitures

Pooling-of-Interests

On January 28, 2000, Corning merged with Oak in a pooling-of-interests transaction. Corning issued 44.3 million shares of Corning common stock and 2.7 million options to purchase Oak common shares to complete the transaction. During the first quarter of 2000, Corning recognized a charge of $47 million ($43 million after-tax) for one-time acquisition costs related to Oak. The acquisition costs are primarily related to investment banking, legal and other fees of approximately $30 million. The charge also included approximately $17 million of severance and other termination benefits for Oak corporate officers and headquarters employees.

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

Corning expected that products incorporating the acquired technology from these projects will be completed and will begin to generate cash flows over the first five years following integration.

The following table presents information related to Corning's acquisitions for the years ended December 31, 2002, 2001 and 2000 (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                Initial                                  Goodwill &
         Acquisition                                 Date        Price           Form          IPRD      Intangibles
------------------------------------------------------------------------------------------------------------------------------------
2002
Lucent Technologies Joint Ventures (a)                9/02     $    198        Cash/Stock                 $    110
------------------------------------------------------------------------------------------------------------------------------------
2001
Tropel Corporation (b)                                3/01     $    160        Cash/Stock                 $    155
------------------------------------------------------------------------------------------------------------------------------------
2000
Pirelli's optical components business (c)            12/00     $  4,000        Cash/Stock     $ 323       $  3,624
Champion Products Inc. (d)                           10/00     $     85              Cash                 $     69
IntelliSense Corporation (e)                          6/00     $    410     Stock/Options     $   7       $    483
NetOptix Corporation (f)                              5/00     $  2,000     Stock/Options                 $  2,066
NZ Applied Technologies (NZAT) (g)                    5/00     $     75     Stock/Options     $  44       $     73
Photonics Technology Research Center (h)              2/00     $     66              Cash     $  42       $     24
Siemens Transaction (i)                               2/00     $  1,400         Cash/Debt                 $    650
Other 2000                                         Various     $     67              Cash                 $     64
------------------------------------------------------------------------------------------------------------------------------------

(a) Acquisition of 56% interest in Lucent Technologies Shanghai Fiber Optic Co., Ltd. and a 68% interest in Lucent Technologies Beijing Fiber Optic Cable Co., Ltd. from Lucent Technologies. The Shanghai-based company manufactures optical fiber and the Beijing-based company manufactures fiber cable. Purchase price included 30 million shares of Corning common stock valued at $48 million. These entities are included in the Telecommunications Segment.
(b) Manufacturer of precision optics and metrology instruments for the semiconductor and other industries. Purchase price included 1.95 million shares of Corning common stock valued at $94 million.
(c) Manufacturer of lithium niobate modulators, pump lasers, certain specialty fibers and fiber gratings used in optical networks. Purchased from Pirelli S.p.A., based in Milan, Italy (90%) and Cisco Systems Inc. (10%), the "Pirelli transaction," for $3.6 billion in cash to Pirelli S.p.A. and 5.5 million shares of Corning common stock valued at approximately $400 million to Cisco Systems. Corning impaired $3,154 million of goodwill and other intangible assets in 2001. See Note 4.
(d) Manufacturer of enclosures, power pedestals, shelters and a unique patented design for temperature controlled enclosures for telecommunications.
(e) Manufacturer of micro-electro-mechanical devices. Purchase of the remaining 67% interest for 6.1 million shares of Corning common stock and assumption of stock options convertible into 2 million shares of Corning common stock. An additional 1 million shares valued at $77 million were issued in 2000 when certain product milestones were achieved.
(f) Manufacturer of thin film filters for use in dense wavelength division multiplexing components. Purchase price included 33.7 million shares of Corning common stock and assumption of stock options convertible into 2.5 million Corning shares. Corning impaired $1,610 million of goodwill in 2001. See Note 4.
(g) Manufacturer of photonic components for telecommunication applications. Purchase of the remaining 84% interest for 1.3 million shares of Corning common stock valued at $75 million. NZAT earned an additional 0.5 million shares of Corning common stock valued at $42 million in 2000. An additional
     0.6 million shares valued at $14 million were issued in 2001 for achieving certain product milestones. An additional 0.2 million shares valued at $1.3 million were issued in 2002 when certain milestones were achieved.
(h)  Acquired from British Telecommunications.
(i) Purchase of the worldwide optical cable and hardware business of Siemens AG and the remaining 50% in Siecor Corporation and Siecor GmbH. Purchase price included $120 million of assumed debt and $145 million of contingent performance payments to be paid, if earned, over a four-year-period. Total cash paid to Siemens as of December 31, 2002 was $1.1 billion.

21.  Business Combinations and Divestitures (concluded)

Divestitures

Appliance Controls Group
------------------------
In May 2002, Corning completed the sale of its appliance controls group, which was included in the controls and connectors business within the Telecommunications Segment. During 2002, Corning received proceeds of $30 million and realized a loss on the sale of approximately $16 million ($10 million after-tax). This loss is included in restructuring, impairment and other charges in the consolidated statements of operations.

22.  Operating Segments

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

Corning Incorporated is a world-leading provider of optical fiber, cable and photonic products for the telecommunications industry; high-performance glass for computer monitors, television screens and other information display applications; advanced optical materials for the semiconductor industry and the scientific community; ceramic substrates for the automotive industry; specialized polymer products for biotechnology applications; and other technologies.

Corning  previously   grouped  its  products  into  three  operating   segments:
Telecommunications, Advanced Materials and Information Display. Corning's reportable segments now consist of the following: Telecommunications and Technologies. As a result of the fourth quarter sale of the precision lens business and the reduced significance of the conventional video components business, management realigned the remainder of the Information Display Segment with the businesses previously reported under Advanced Materials to create the Technologies Segment. The precision lens business is reported as a discontinued operation and therefore its results have been excluded from segment reporting and historical periods have been conformed to this presentation. Also, in the second quarter of 2002, Corning revised its definition of segment net income. Prior to the second quarter, Corning disclosed restructuring and impairment charges and acquisition-related charges by segment, but excluded these from quantitative segment results. These charges have now been included in the segment net income and historical periods have been conformed to this presentation. This change was made to increase the transparency of the impact of these charges on segment results. Corning also includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment net income. Segment amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments.

Corning prepared the financial results for its operating segments on a basis that is consistent with the manner in which Corning management internally disaggregates financial information to assist in making internal operating decisions. Corning has allocated certain common expenses among segments differently than it would for stand-alone financial information prepared in accordance with GAAP. These expenses include interest, taxes and corporate functions. Segment net income may not be consistent with measures used by other companies. Revenue attributed to geographic areas is based on the location of the customer.

------------------------------------------------------------------------------------------------------------------------------------
Operating Segments                                                                    Telecom-                           Total
(In millions)                                                                        munications      Technologies     Segments
------------------------------------------------------------------------------------------------------------------------------------
2002

Net sales                                                                             $   1,631        $   1,513       $   3,144
Depreciation (1)                                                                      $     379        $     245       $     624
Amortization of purchased intangibles                                                 $      41                        $      41
Research, development and engineering expenses (2)                                    $     308        $     177       $     485
Impairment, restructuring and other charges (related tax benefit, $452, $30
  and $482, respectively)                                                             $   1,722        $     150       $   1,872
Interest expense (3)                                                                  $      99        $      71       $     170
Income tax benefit                                                                    $    (722)       $     (28)      $    (750)
Segment loss before minority interests and equity earnings (4)                        $  (1,838)       $    (145)      $  (1,983)
Minority interests                                                                            1               96              97
Equity in (losses) earnings of associated companies, net of impairments (5)                 (60)             168             108
------------------------------------------------------------------------------------------------------------------------------------
Segment net (loss) income                                                             $  (1,897)       $     119       $  (1,778)
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity                                         $      72        $     655       $     727
Segment assets (6)                                                                    $   2,466        $   2,554       $   5,020
Capital expenditures                                                                  $      49        $     183       $     232
------------------------------------------------------------------------------------------------------------------------------------

2001

Net sales                                                                             $   4,458        $   1,568       $   6,026
Depreciation (1)                                                                      $     401        $     215       $     616
Amortization of purchased intangibles                                                 $      76                        $      76
Research, development and engineering expenses (2)                                    $     474        $     151       $     625
Impairment and restructuring charges (related tax benefit, $282, $48 and
  $330, respectively)                                                                 $   5,404        $     122       $   5,526
Interest expense (3)                                                                  $     104        $      48       $     152
Income tax benefit                                                                    $    (336)       $     (38)      $    (374)
Segment loss before minority interests and equity earnings (4)                        $  (5,215)       $     (53)      $  (5,268)
Minority interests                                                                                            13              13
Equity in earnings of associated companies                                                   12              132             144
------------------------------------------------------------------------------------------------------------------------------------
Segment net (loss) income                                                             $  (5,203)       $      92       $  (5,111)
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity                                         $     101        $     511       $     612
Segment assets (6)                                                                    $   3,972        $   2,571       $   6,543
Capital expenditures                                                                  $     941        $     403       $   1,344
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Operating Segments                                                                    Telecom-                           Total
(In millions)                                                                        munications      Technologies     Segments
------------------------------------------------------------------------------------------------------------------------------------
2000
Net sales                                                                             $   5,186         $  1,708       $   6,894
Depreciation (1)                                                                      $     342         $    163       $     505
Amortization of purchased intangibles                                                 $      29                        $      29
Research, development and engineering expenses (2)                                    $     395         $    136       $     531
Acquisition-related charges                                                           $     463                        $     463
Interest income                                                                       $       1                        $       1
Interest expense (3)                                                                  $      70         $     37       $     107
Nonoperating gain                                                                                       $      7       $       7
Income tax expense                                                                    $     308         $     54       $     362
Segment earnings before minority interests and equity earnings (4)                    $     250         $    130       $     380
Minority interests                                                                            3              (27)            (24)
Equity in earnings of associated companies, net of impairments                                1              167             168
------------------------------------------------------------------------------------------------------------------------------------
Segment net income                                                                    $     254         $    270       $     524
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity                                         $      34         $    447       $     481
Segment assets (6)                                                                    $   4,089         $  2,339       $   6,428
Capital expenditures                                                                  $     944         $    447       $   1,391
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes an allocation of depreciation of corporate property, plant and equipment not specifically identifiable to a segment. Related depreciable assets are not allocated to segment assets.
(2) Non-direct research, development and engineering expenses are allocated based upon direct project spending for each segment.
(3) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(4) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(5) Equity losses included $20 million of charges, primarily related to restructuring and impairments.
(6) Includes inventory, accounts receivable, plant, property and equipment and investments in associated equity companies.

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Years ended December 31,
                                                                                      -----------------------------------------
                                                                                          2002           2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Net Sales
Total segment net sales                                                               $   3,144      $   6,026       $   6,894
Non-segment net sales                                                                        20             21              26
------------------------------------------------------------------------------------------------------------------------------------
   Total net sales                                                                    $   3,164      $   6,047       $   6,920
------------------------------------------------------------------------------------------------------------------------------------

(Loss) Income from Continuing Operations
Total segment net (loss) income (1)                                                   $  (1,778)     $  (5,111)      $     524
   Unallocated items:
Non-segment income (loss) and other (2)                                                       4            (33)             (9)
Amortization of goodwill (3)                                                                              (363)           (216)
Non-segment restructuring, impairment and other charges                                    (208)          (191)
Interest income (4)                                                                          41             68             104
Gain on repurchases of debt                                                                 176
Income tax (expense) benefit (5)                                                            (24)            94             (21)
Equity in earnings (losses) of associated companies, net of impairments                       8              4             (19)
Minority interests                                                                            1
------------------------------------------------------------------------------------------------------------------------------------
   (Loss) income from continuing operations                                           $  (1,780)     $  (5,532)      $     363
------------------------------------------------------------------------------------------------------------------------------------

Assets
Total segment assets                                                                  $   5,020      $   6,543       $   6,428
   Non-segment assets:
Property, net (6)                                                                           508            636           1,100
Investments (7)                                                                              25             80             140
Other assets (8)                                                                          3,249          2,811           7,577
Remaining corporate assets (9)                                                            2,746          2,723           2,281
------------------------------------------------------------------------------------------------------------------------------------
   Total consolidated assets                                                          $  11,548      $  12,793       $  17,526
------------------------------------------------------------------------------------------------------------------------------------

(1)  Includes royalty, interest and dividend income.
(2) Includes amounts derived from corporate investments. Non-segment (loss) income also includes nonoperating gains and losses. Includes one-time gain of $11 million included in equity earnings from Samsung Corning related to divestment of its interest in Samsung Corning Precision in 2000.
(3)  Amortization  of  goodwill  relates  primarily  to  the  Telecommunications
     Segment.
(4)  Corporate interest income is not allocated to reportable segments.
(5) Includes tax associated with the non-segment impairment and restructuring charges, amortization of goodwill and nonoperating gains.
(6) Represents corporate property, plant and equipment not specifically identifiable to a segment.
(7) Represents corporate investments in associated companies, both at cost and at equity.
(8) Includes long-term corporate assets, primarily goodwill and other intangible assets, pension assets and deferred taxes.
(9) Includes current corporate assets, primarily cash, short-term investments and deferred taxes.

------------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                   Segment           Reconciling        Consolidated
Other Significant Items                                                          Total            Adjustments            Total
------------------------------------------------------------------------------------------------------------------------------------
2002
Depreciation                                                                    $   624            $    (6)           $   618
Amortization of purchased intangibles                                           $    41                  2            $    43
Interest expense                                                                $   170                  9            $   179
Income tax (benefit) expense                                                    $  (750)                24            $  (726)
Equity in earnings of associated companies, net of impairments                  $   108                  8            $   116
Minority interests                                                              $    97                  1            $    98
Investment in associated companies, at equity                                   $   727                 19            $   746
Capital expenditures                                                            $   232            $    84 (2)        $   316 (3)
------------------------------------------------------------------------------------------------------------------------------------

2001
Depreciation                                                                    $   616            $     5            $   621
Interest expense                                                                $   152                  1            $   153
Income tax benefit                                                              $  (374)               (94)           $  (468)
Equity in earnings of associated companies                                      $   144                  4            $   148
Investment in associated companies, at equity                                   $   612                 24            $   636
Capital expenditures                                                            $ 1,344            $   273 (2)        $ 1,617 (3)
------------------------------------------------------------------------------------------------------------------------------------

2000
Depreciation                                                                    $   505            $    (3)           $   502
Income tax expense                                                              $   362                 21            $   383
Equity in earnings (losses) of associated companies, net of impairments (1)     $   168                (19)           $   149
Investment in associated companies, at equity                                   $   481                 13            $   494
Capital expenditures                                                            $ 1,391            $   290 (2)        $ 1,681 (3)
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes a nonoperating gain of $11 million (Corning's share) recorded by Samsung Corning upon divestment of its interest in Samsung Corning Precision in 2000.
(2) Includes capital spending on shared research facilities of $9 million, $147 million and $116 million in 2002, 2001 and 2000, respectively.
(3) Represents committed capital expenditures in the period including amounts accrued at December 31, 2002, 2001 and 2000.

22.  Operating Segments (concluded)

Information concerning principal geographic areas was as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                               2002                            2001                        2000
------------------------------------------------------------------------------------------------------------------------------------
                                       Net          Long-lived          Net         Long-lived       Net        Long-lived
                                      Sales         Assets (1)         Sales        Assets (1)      Sales       Assets (1)
------------------------------------------------------------------------------------------------------------------------------------
North America
   United States                     $ 1,446         $ 4,730          $ 2,665        $ 6,249       $ 3,407       $  7,516
   Canada                                122              66              238             54           846             95
   Mexico                                 56              73               85              3            98             83
------------------------------------------------------------------------------------------------------------------------------------
       Total North America             1,624           4,869            2,988          6,306         4,351          7,694
------------------------------------------------------------------------------------------------------------------------------------

Asia Pacific
   Japan                                 372             292              518            264           571            257
   China                                 102             189              511            170           141            121
   Korea                                  57             574               50            454            67            385
   Other                                 331             129              373             79           125             52
------------------------------------------------------------------------------------------------------------------------------------
       Total Asia Pacific                862           1,184            1,452            967           904            815
------------------------------------------------------------------------------------------------------------------------------------

Europe
   Germany                               210             236              443            484           464            505
   France                                 46             121              141            123           253            115
   United Kingdom                         82              83              223             97           243            173
   Italy                                  47             265              114            319            68          3,489
   Other                                 183              39              479             37           404             47
------------------------------------------------------------------------------------------------------------------------------------
       Total Europe                      568             744            1,400          1,060         1,432          4,329
------------------------------------------------------------------------------------------------------------------------------------

Latin America
   Brazil                                 15               2               59              7            59             20
   Other                                   6               1               39              3            22              7
------------------------------------------------------------------------------------------------------------------------------------
       Total Latin America                21               3               98             10            81             27
------------------------------------------------------------------------------------------------------------------------------------

All Other                                 89              36              109             30           152             27
------------------------------------------------------------------------------------------------------------------------------------
       Total                         $ 3,164         $ 6,836          $ 6,047        $ 8,373       $ 6,920       $ 12,892
------------------------------------------------------------------------------------------------------------------------------------

(1) Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets.

Corning Incorporated and Subsidiary Companies
Schedule II - Valuation Accounts and Reserves
(In millions)




------------------------------------------------------------------------------------------------------------------------------------

                                                  Balance at                              Net Deductions         Balance at
Year ended December 31, 2002                  Beginning of Period       Additions            and Other          End of Period
------------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                    $   60                $   15              $   16               $   59
Deferred tax assets valuation allowance             $  189                $  228                                   $  417
Accumulated amortization of
  purchased intangible assets                       $   90                $   43              $   29               $  104
Reserves for accrued costs of
  business restructuring                            $  276                $  461              $  332               $  405
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------

                                                  Balance at                              Net Deductions         Balance at
Year ended December 31, 2001                  Beginning of Period       Additions            and Other          End of Period
------------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                    $   47                $   32              $   19               $  60
Deferred tax assets valuation allowance             $   72                $  117                                   $  189
Accumulated amortization of goodwill                $  303                $  363              $    5               $  661
Accumulated amortization of purchased
  intangible assets                                 $   52                $   76              $   38               $   90
Reserves for accrued costs of
  business restructuring                                                  $  419              $  143               $  276
------------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------------

                                                  Balance at                               Net Deductions         Balance at
Year ended December 31, 2000                  Beginning of Period       Additions            and Other          End of Period
------------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                    $   20                $   30              $    3               $   47
Deferred tax assets valuation allowance             $   50                $   27              $    5               $   72
Accumulated amortization of goodwill                $  100                $  216              $   13               $  303
Accumulated amortization of purchased
  intangible assets                                 $   23                $   29                                   $   52
Reserves for accrued costs of
  business restructuring                            $    8                                    $    8
------------------------------------------------------------------------------------------------------------------------------------

QUARTERLY OPERATING RESULTS
(unaudited)

(In millions, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                 First        Second        Third        Fourth       Total
2002                                                            Quarter      Quarter       Quarter      Quarter       Year
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $    839     $    827      $    762     $    736     $  3,164
Gross margin                                                   $    184     $    184      $    129     $    105     $    602
Restructuring, impairment and other charges                                 $    494      $    125     $  1,461     $  2,080
Loss from continuing operations before income
   taxes, minority interests and equity earnings               $   (184)    $   (606)     $   (290)    $ (1,640)    $ (2,720)
Benefit for income taxes                                            (50)        (184)          (91)        (401)        (726)
Minority interests                                                    6            6             5           81           98
Equity in earnings of associated companies, net
  of impairments                                                     30           25            42           19          116
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                     (98)        (391)         (152)      (1,139)      (1,780)
Income from discontinued operations, net of income tax (1)            8           21            19          430          478
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                       $    (90)    $   (370)     $   (133)    $   (709)    $ (1,302)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted (loss) earnings per common share
   Continuing operations                                       $  (0.10)    $  (0.41)     $  (0.27)    $  (0.96)    $  (1.85)
   Discontinued operations (1)                                                  0.02          0.02         0.36         0.46
------------------------------------------------------------------------------------------------------------------------------------
   Loss per common share                                       $  (0.10)    $  (0.39)     $  (0.25)    $  (0.60)    $  (1.39)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                 First        Second        Third        Fourth       Total
2001                                                            Quarter      Quarter       Quarter      Quarter       Year
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $  1,867     $  1,811      $  1,452     $    917     $  6,047
Gross margin                                                   $    795     $    512      $    492     $     21     $  1,820
Restructuring, impairment and other charges                                 $  4,772      $    339     $    606     $  5,717
Income (loss) from continuing operations before income
   taxes, minority interest and equity earnings                $    194     $ (4,886)     $   (339)    $ (1,130)    $ (6,161)
Provision (benefit) for income taxes                                102          (85)          (74)        (411)        (468)
Minority interests                                                   (5)          (7)            1           24           13
Equity in earnings of associated companies                           34           46            39           29          148
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                            121       (4,762)         (225)        (666)      (5,532)
Income from discontinued operations, net of income tax               11            7             5           11           34
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $    132     $ (4,755)     $   (220)    $   (655)    $ (5,498)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings (loss) per common share
   Continuing operations                                       $   0.13     $  (5.14)     $  (0.24)    $  (0.71)    $  (5.93)
   Discontinued operations                                         0.01         0.01                       0.02         0.04
------------------------------------------------------------------------------------------------------------------------------------
   Earnings (loss) per common share                            $   0.14     $  (5.13)     $  (0.24)    $  (0.69)    $  (5.89)
------------------------------------------------------------------------------------------------------------------------------------

(1) Discontinued operations are described in Note 2 to the Consolidated Financial Statements.

                                  Exhibit 99.1


Certification Required by 18 U.S.C. Section 1350
(as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
----------------------------------------------------------------------


In connection with the Annual Report of Corning Incorporated ("the Company") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, James R. Houghton, as Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  February 20, 2003


                                   /s/ James R. Houghton
                                       -----------------------------------------
                                       James R. Houghton
                                       Chairman and Chief Executive Officer

                                  Exhibit 99.2


Certification Required by 18 U.S.C. Section 1350
(as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
----------------------------------------------------------------------


In connection with the Annual Report of Corning Incorporated ("the Company") on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, James B. Flaws, as Vice Chairman and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  February 20, 2003


                                   /s/ James B. Flaws
                                       -----------------------------------------
                                       James B. Flaws
                                       Vice Chairman and Chief Financial Officer

The following exhibits are included only in copies of the 2002 Annual Report on Form 10-K filed with Securities and Exchange Commission or are incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.



3(i)1 Restated Certificate of Incorporation dated December 6, 2000, filed with the Secretary of State of the State of New York on January 22, 2001 (Incorporated by reference to Exhibit 3(i) of Corning's Annual Report on Form 10-K for the year ended December 31, 2000).

3(i)2 Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on August 5, 2002 (Incorporated by reference to Exhibit 99.1 to Corning's Form 8-K filed on August 7, 2002).

3(ii)1 Bylaws of Corning effective as of December 6, 2000 (Incorporated by reference to Exhibit 3(ii) of Corning's Annual Report on Form 10-K for the year ended December 31, 2000).

3(ii)2 Amendment to Article III, Section 9, of Bylaws of Corning effective as of February 5, 2003.

4 Rights Agreement of Corning dated as of June 5, 1996 (Incorporated by reference to Exhibit 1 to Corning's Form 8-K filed on July 10, 1996).

10 Agreement and Release between John W. Loose and Corning dated as of April 12, 2002 (Incorporated by reference to Exhibit 10 of Corning's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

24        Powers of Attorney.


Copies of these exhibits may be obtained by writing to Ms. Denise Hauselt, assistant general counsel and secretary, Corning Incorporated, MP-HQ-E2-10, Corning, New York 14831.