Form 10-Q
period 2003-03-31
CORNING INC /NY
filed 2003-05-01
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2003
                                   ---------------------------------------------

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

                    Yes   X                No ____
                        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    Yes   X                No ____
                        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

1,205,775,286   shares  of  Corning's  Common  Stock,   $0.50  Par  Value,  were
outstanding as of March 31, 2003.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

                                                                          Page
                                                                          ----
  Consolidated Statements of Operations (Unaudited) for the
    three months ended March 31, 2003 and 2002                              3

  Consolidated Balance Sheets at March 31, 2003 (Unaudited) and
    December 31, 2002                                                       4

  Consolidated Statements of Cash Flows (Unaudited) for the
    three months ended March 31, 2003 and 2002                              5

  Notes to Consolidated Financial Statements (Unaudited)                    6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        15

Item 3. Quantitative and Qualitative Disclosures About Market Risk         28

Item 4. Controls and Procedures                                            28


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                  29

Item 4. Submission of Matters to a Vote of Security Holders                34

Item 6. Exhibits and Reports on Form 8-K                                   35

Signatures                                                                 36

Certifications                                                             37

Exhibit Index                                                              39

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions, except per share amounts)



                                                                             For the three months ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                                2003             2002
                                                                            ----------        ----------

Net sales                                                                    $     746         $     839
Cost of sales                                                                      546               655
                                                                             ---------         ---------

Gross margin                                                                       200               184

Operating expenses:
   Selling, general and administrative expenses                                    152               188
   Research, development and engineering expenses                                   93               126
   Amortization of purchased intangibles                                             9                11
   Restructuring, impairment and other charges and
     credits (Note 2)                                                               51
                                                                             ---------         ---------

Operating loss                                                                    (105)             (141)

Interest income                                                                      8                14
Interest expense                                                                   (40)              (48)
Asbestos settlement (Note 3)                                                      (298)
Gain on repurchases of debt, net of inducements (Note 4)                             4
Other expense, net                                                                 (14)               (9)
                                                                             ---------         ---------

Loss from continuing operations before income taxes                               (445)             (184)
Benefit for income taxes                                                          (144)              (50)
                                                                             ---------         ---------

Loss from continuing operations before minority interests
  and equity earnings                                                             (301)             (134)
Minority interests                                                                  37                 6
Equity in earnings of associated companies                                          59                30
                                                                             ---------         ---------

Loss from continuing operations                                                   (205)              (98)
Income from discontinued operations, net of income taxes (Note 5)                                      8
                                                                             ---------         ---------

Net loss                                                                     $    (205)        $     (90)
                                                                             =========         =========

Basic and diluted loss per common share from (Note 11):
     Continuing operations                                                   $   (0.17)        $   (0.10)
     Discontinued operations (Note 5)
                                                                             ---------         ---------
Loss per common share                                                        $   (0.17)        $   (0.10)
                                                                             =========         =========

Shares used in computing per share amounts for basic
  and diluted loss per common share                                              1,200               945
                                                                             =========         =========

 The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                     (In millions, except per share amounts)


                                                                                           Unaudited
                                                                                           March 31,         December 31,
                                                                                             2003                2002
                                                                                         -----------        -------------
Assets

Current assets:
   Cash and cash equivalents                                                              $   1,127           $   1,426
   Short-term investments, at fair value                                                        722                 664
                                                                                          ---------           ---------
     Total cash and short-term investments                                                    1,849               2,090
   Trade accounts receivable, net of doubtful accounts and allowances - $54; $59                494                 470
   Inventories (Note 6)                                                                         556                 559
   Deferred income taxes                                                                        323                 296
   Other accounts receivable                                                                    140                 358
   Prepaid expenses and other current assets                                                     58                  52
                                                                                          ---------           ---------
       Total current assets                                                                   3,420               3,825

Restricted cash and investments                                                                  82                  82
Investments                                                                                     773                 769
Property, net of accumulated depreciation - $3,496; $3,375                                    3,576               3,705
Goodwill (Note 7)                                                                             1,721               1,715
Other intangible assets, net (Note 7)                                                           205                 213
Deferred income taxes                                                                         1,018                 887
Other assets                                                                                    202                 210
                                                                                          ---------           ---------

Total Assets                                                                              $  10,997           $  11,406
                                                                                          =========           =========

Liabilities and Shareholders' Equity

Current liabilities:
   Loans payable                                                                          $     145           $     204
   Accounts payable                                                                             299                 339
   Other accrued liabilities (Note 8)                                                         1,115               1,137
                                                                                          ---------           ---------
       Total current liabilities                                                              1,559               1,680

Long-term debt                                                                                3,710               3,963
Postretirement benefits other than pensions                                                     609                 617
Other liabilities                                                                               512                 396
Commitments and contingencies (Note 9)
Minority interests                                                                               19                  59
Shareholders' equity:
   Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
     Series C mandatory convertible preferred stock - Shares issued: 5.75 million;
     Shares outstanding: 1.55 million                                                           155                 155
   Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion;
     Shares issued: 1,267 million                                                               634                 634
   Additional paid-in capital                                                                 9,671               9,695
   Accumulated deficit                                                                       (5,126)             (4,921)
   Treasury stock, at cost: 61 million; 70 million                                             (613)               (702)
   Accumulated other comprehensive loss                                                        (133)               (170)
                                                                                          ---------           ---------
       Total shareholders' equity                                                             4,588               4,691
                                                                                          ---------           ---------

Total Liabilities and Shareholders' Equity                                                $  10,997           $  11,406
                                                                                          =========           =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

                                                                                         For the three months ended
                                                                                                  March 31,
                                                                                         --------------------------
                                                                                             2003          2002
                                                                                          ---------     ---------
Cash flows from operating activities:
   Loss from continuing operations                                                        $   (205)     $   (98)
   Adjustments to reconcile loss from continuing operations
      to net cash provided by (used in) operating activities:
     Amortization of purchased intangibles                                                       9           11
     Depreciation                                                                              118          157
     Asbestos settlement                                                                       298
     Restructuring, impairment and other charges and credits                                    51
     Gain on repurchases of debt, net of inducements                                            (4)
     Undistributed earnings of associated companies                                              1           23
     Minority interests, net of dividends paid                                                 (37)          (6)
     Deferred tax benefit                                                                     (178)         (87)
     Interest expense on convertible debentures                                                  7           10
     Restructuring payments                                                                    (94)         (58)
     Increases in restricted cash                                                               (3)
     Income tax refund                                                                         191
     Changes in certain working capital items:
        Trade accounts receivable                                                              (13)         (26)
        Inventories                                                                              7            1
        Other current assets                                                                    10           34
        Accounts payable and other current liabilities, net of restructuring payments         (118)        (154)
     Other, net                                                                                (17)          (9)
                                                                                          --------      -------
Net cash provided by (used in) operating activities                                             23         (202)
                                                                                          --------      -------

Cash flows from investing activities:
   Capital expenditures                                                                        (55)        (101)
   Net proceeds from sale of precision lens business                                             9
   Net proceeds from sale or disposal of assets                                                 13            5
   Short-term investments - acquisitions                                                      (428)        (603)
   Short-term investments - liquidations                                                       369          919
   Restricted investments - liquidations                                                         3
   Other, net                                                                                    1
                                                                                          --------      -------
Net cash (used in) provided by investing activities                                            (88)         220
                                                                                          --------      -------

Cash flows from financing activities:
   Net repayments of loans payable                                                             (62)        (143)
   Proceeds from issuance of long-term debt                                                                  11
   Repayments of long-term debt                                                               (189)          (4)
   Proceeds from issuance of common stock, net                                                   3           15
   Cash dividends paid to preferred shareholders                                                (3)
                                                                                          --------      -------
Net cash used in financing activities                                                         (251)        (121)
                                                                                          --------      -------
Effect of exchange rates on cash                                                                17           (6)
                                                                                          --------      -------
Cash used in continuing operations                                                            (299)        (109)
Cash provided by discontinued operations (Note 5)                                                            30
                                                                                          --------      -------
Net decrease in cash and cash equivalents                                                     (299)         (79)
Cash and cash equivalents at beginning of period                                             1,426        1,037
                                                                                          --------      -------

Cash and cash equivalents at end of period                                                $  1,127      $   958
                                                                                          ========      =======


The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

General

Corning Incorporated and its consolidated subsidiaries is hereinafter sometimes referred to as the "the Company," "the Registrant," "Corning," "we," "our," or "us."

Corning Incorporated is a world-leading provider of optical fiber, cable, and hardware and equipment products for the telecommunications industry; high-performance glass for computer monitors and television screens, advanced optical materials for the semiconductor industry and the scientific community; ceramic substrates for the automotive industry; specialized polymer products for biotechnology applications; and other technologies.

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

The results for interim periods are not necessarily indicative of results which may be expected for any other interim period, or for the full year. These interim consolidated financial statements should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended December 31, 2002.

Corning began recognizing equity earnings from Dow Corning Corporation ("Dow Corning") in the first quarter of 2003 since it concluded that the emergence of Dow Corning from bankruptcy protection is probable based on the Bankruptcy Court's findings on December 11, 2002. See Legal Proceedings, Part II, Item 1 for a history of this matter.

Certain amounts for 2002 were reclassified to conform with 2003 classifications.

Stock-Based Compensation

Corning applies Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," for its stock-based compensation plans. Compensation expense is recorded for awards of shares or share rights over the period earned. Compensation expense of $1 million was recorded for the three months ended March 31, 2003, compared with $1 million in the same period of 2002.

The following table illustrates the effect on loss from continuing operations and loss per share if Corning had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The estimated fair value of each Corning option is calculated using the Black-Scholes option-pricing model.

(In millions, except per share amounts):
--------------------------------------------------------------------------------------------------------
                                                          For the three months ended March 31,
                                                          ------------------------------------
                                                                2003              2002
--------------------------------------------------------------------------------------------------------

Loss from continuing operations - as reported                 $   (205)        $     (98)
Add:  Stock-based employee compensation expense
  determined under APB No. 25, included in reported
  loss from continuing operations, net of tax                        1                 1
Less:  Stock-based employee compensation expense
  determined under fair value based method, net of tax             (35)              (70)
--------------------------------------------------------------------------------------------------------
Loss from continuing operations - pro forma                   $   (239)        $    (167)

Loss per common share from continuing operations:
    Basic and diluted - as reported                           $  (0.17)        $   (0.10)
    Basic and diluted - pro forma                             $  (0.20)        $   (0.18)
--------------------------------------------------------------------------------------------------------

For purposes of SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following are weighted-average assumptions used for grants under Corning stock plans in 2003 and 2002, respectively:

--------------------------------------------------------------------------------
For Options                   For the three months ended March 31,
                              ------------------------------------
Granted During                   2003                         2002
--------------------------------------------------------------------------------

Expected life in years            5                            6
Risk free interest rate          2.9%                         4.4%
Expected volatility             78.3%                        77.2%
--------------------------------------------------------------------------------

Changes in the status of outstanding options were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                      Number of Shares          Weighted-Average
                                                       (in thousands)            Exercise Price
                                                      ----------------          ----------------
Options outstanding December 31, 2002                     97,327                  $  26.47
Options granted under plans                               25,192                  $   4.30
Options exercised                                             39                  $   3.02
Options terminated                                           154                  $  17.21
------------------------------------------------------------------------------------------------------------------------------------

Options outstanding March 31, 2003                       122,326                  $  21.92
------------------------------------------------------------------------------------------------------------------------------------
Options exercisable March 31, 2003                        53,645                  $  25.85
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. Management is still assessing the impacts of this interpretation, however, it is probable that Corning will be considered the primary beneficiary of one existing special purpose entity and therefore would need to consolidate this entity beginning on July 1, 2003. The assets and debt of this entity at March 31, 2003, approximates $34 million. Corning is still evaluating the impacts of this interpretation on two other entities with assets and liabilities of $12 million.

2.   Restructuring, Impairment and Other Charges and Credits

In the first quarter of 2003, Corning recorded charges for the shut-down of the conventional video components business and the optical switching product line which were announced on April 15, 2003 and February 13, 2003, respectively. Corning also recorded credits related to the restructuring reserve discussed below.

Conventional video components business

Corning Asahi Video Products Company (conventional video components business, or
CAV), a 51% owned consolidated subsidiary, is a manufacturer of glass panels and funnels for use in conventional tube televisions and is reported in the
Technologies segment. In the fourth quarter of 2002, Corning impaired certain assets of this business and indicated that it could be required to record additional impairment charges, or that it could choose to exit the business if performance differed from expectations. During the first quarter, operating results and cash flows were less than expected and certain customers significantly reduced forecasted orders for the year.

On April 15, 2003, Corning announced that it had agreed with its partner to cease production. Corning impaired the long-lived assets of this business to estimated salvage value and recorded a charge of $62 million ($19 million after-tax and minority interest). Restructuring costs, comprised primarily of pension termination benefits, severance and exit costs offset in part by a gain on the curtailment of post employment benefits, are expected to be recorded in the second quarter and total $80 million to $110 million. In connection with the cessation of operations, the partners have reached agreement on the shared funding of CAV's obligations. Corning expects the restructuring costs to require $40 million to $65 million in cash spending.

Optical Switching

Corning recorded a charge of $17 million ($11 million after-tax) associated with the discontinuance of the optical switching product line in the photonic technologies business due to the downturn in the telecommunications industry. The charge included $13 million for employee separation costs and $4 million for asset impairments related to equipment. In addition to the first quarter charges, we expect to record charges of $10 million in the second quarter for exit costs.

Impairment of Cost Investments

In the first quarter, Corning recorded a $5 million ($3 million after-tax) charge for other than temporary declines in certain cost investments in the Telecommunications segment.

Credits

The current restructuring reserve continues to be evaluated as plans are being executed. In addition, since the restructuring program is an aggregation of many individual plans currently being executed, actual costs have differed from estimated amounts. As a result, there may be additional charges or reversals. During the first quarter, Corning reversed $33 million ($21 million after-tax) related to revised cost estimates of existing restructuring plans of which $24 million related to employee separation and exit costs which were less than estimated, while $9 million related to proceeds in excess of assumed salvage values for assets that were previously impaired.

The following table illustrates the charges, credits and balances of the restructuring reserves as of March 31, 2003 (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                    Quarter                                Quarter ended                 Remaining
                                                  ended March     Revisions       Net     March 31, 2003      Cash      reserve at
                                     January 1,    31, 2003      to existing   charges/      Non-cash       payments     March 31,
                                        2003        charge          plans     (reversals)     charges        in 2003       2003
------------------------------------------------------------------------------------------------------------------------------------

Restructuring charges:
Employee related costs                $     273    $      13    $     (11)   $       2       $      1       $      79    $     195
Other charges                               132                       (13)         (13)                            15          104
                                      ----------------------------------------------------------------------------------------------
     Total restructuring charges      $     405    $      13    $     (24)   $     (11)      $      1       $      94    $     299
                                      ----------------------------------------------------------------------------------------------

Impairment of long-lived assets:
Assets to be held and used                         $      62                 $      62
Assets to be disposed of by sale
  or abandonment                                           4           (9)          (5)
Cost investments                                           5                         5
                                                   -------------------------------------
     Total impairment charges                      $      71    $      (9)   $      62
                                                   -------------------------------------

Total restructuring and impairment
  charges and credits                              $      84    $     (33)   $      51
Tax benefit and minority interest                        (51)          12          (39)
                                                   -------------------------------------
Restructuring and impairment
  charges and credits, net                         $      33    $    (21)    $      12
                                                   -------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

The following table illustrates the headcount reduction amongst U.S. Hourly, U.S. Salaried and Non-U.S. positions:

--------------------------------------------------------------------------------
Headcount reduction
--------------------------------------------------------------------------------
                                    U.S. Hourly     U.S. Salaried      Total
--------------------------------------------------------------------------------

Headcount reduction                     25              175             200
                                   =============================================

--------------------------------------------------------------------------------

As of March 31, 2002, approximately 6,200 of the 7,100 employees had been separated under the 2002 plans.

3.   Asbestos Settlement

On March 28, 2003, Corning announced that it had reached agreement with the representatives of asbestos claimants for the settlement of all current and future asbestos claims against Corning and Pittsburgh Corning Corporation (PCC), which might arise from PCC products or operations.

The agreement is expected to be incorporated into a settlement fund as part of a reorganization plan for PCC. The plan will be submitted to the federal bankruptcy court in Pittsburgh for approval, and is subject to a favorable vote by 75 percent of the asbestos claimants voting on the PCC reorganization plan. Corning will make its contributions to the settlement trust under the agreement after the plan is approved and no longer subject to appeal. The approval process could take one year or longer.

Corning's settlement will require the contribution, when the plan becomes effective, of Corning's equity interest in PCC, its one-half equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and 25 million shares of Corning common stock. The common stock will be marked-to-market each quarter until it is contributed to the settlement trust, thus resulting in adjustments to income and the settlement liability as appropriate. Corning will also make cash payments with a current value of $130 million over six years beginning in June 2005. In addition, Corning will assign insurance policy proceeds from its primary insurance and a portion of its excess insurance as part of the settlement. Corning recorded a charge of $298 million ($192 million after-tax) in the first quarter. The carrying value of Corning's stock in PCE and the fair value as of March 31, 2003, of 25 million shares of Corning common stock have been reflected in current liabilities. The remaining $130 million, representing the net present value of the cash payments, discounted at 5.5%, is recorded in noncurrent liabilities. See Legal Proceedings, Part II, Item 1 for a history of this matter.

4.   Gain on Repurchases of Debt, Net of Inducements

During the first quarter of 2003, Corning repurchased and retired 298,500 zero coupon convertible debentures with an accreted value of $231 million in exchange for cash of $189 million in a series of open-market repurchases. Corning recorded a gain of $38 million on these transactions, net of the write-off of the unamortized issuance costs. Also in the first quarter, Corning issued 6.5 million shares of common stock from treasury in exchange for 55,000 zero coupon convertible debentures with an accreted value of $43 million. In accordance with SFAS No. 84, "Induced Conversions of Convertible Debt," Corning recognized a charge of $34 million reflecting the fair value of the incremental shares issued beyond those required by the terms of the debentures. The increase in equity due to the issuance of shares from treasury stock was $77 million.

In total, Corning recorded a net gain of $4 million ($3 million after-tax) associated with retirements of its zero coupon convertible debentures in the first quarter. As of March 31, 2003, 1,720,044 debentures with an accreted value of $1.3 billion remain outstanding.

5.   Discontinued Operations

Summarized selected financial information for the discontinued operations related to the precision lens business was as follows (in millions):
--------------------------------------------------------------------------------
                                     For the three months ended March 31, 2002
--------------------------------------------------------------------------------

Net sales                                         $     59
                                                  ========


Income before taxes                               $     16
Provision for income taxes                               8
                                                  --------

Net income                                        $      8
                                                  ========

--------------------------------------------------------------------------------

6.   Inventories

Inventories shown on the accompanying balance sheets were comprised of the following (in millions):
--------------------------------------------------------------------------------
                                            March 31,           December 31,
                                              2003                  2002
--------------------------------------------------------------------------------
Finished goods                             $    194              $    212
Work in process                                 128                   115
Raw materials and accessories                   140                   135
Supplies and packing materials                   94                    97
--------------------------------------------------------------------------------
Total inventories                          $    556              $    559
--------------------------------------------------------------------------------

7.   Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2003, were as follows (in millions):
--------------------------------------------------------------------------------
                                     Telecom-
                                    munications     Technologies         Total
--------------------------------------------------------------------------------

Balance at January 1, 2003          $  1,556           $  159        $   1,715
Foreign currency translation               9                                 9
Other                                     (3)                               (3)
--------------------------------------------------------------------------------
Balance at March 31, 2003           $  1,562           $  159        $   1,721
--------------------------------------------------------------------------------

Other intangible assets consisted of the following (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                          March 31, 2003                             December 31, 2002
                                                 -------------------------------------------------------------------------------
                                                           Accumulated                                  Accumulated
                                                  Gross    Amortization       Net             Gross     Amortization      Net
------------------------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Patents and trademarks                      $  139       $    44      $    95           $  138       $   40       $    98
     Non-competition agreements                     107            68           39              106           62            44
     Other                                            5             2            3                5            2             3
                                                 -----------------------------------         -----------------------------------
         Total amortized intangible assets          251           114          137              249          104           145
                                                 -----------------------------------         -----------------------------------

Other intangible assets:
     Intangible pension assets                       68                         68               68                         68
                                                 -----------------------------------         -----------------------------------
Total                                            $  319       $   114      $   205           $  317       $  104       $   213
------------------------------------------------------------------------------------------------------------------------------------

Amortized intangible assets are primarily related to the Telecommunications segment.

Amortization expense related to these intangible assets is expected to be in the range of approximately $20 million to $35 million annually from 2003 to 2007.

8.   Product Warranty Liability

Provisions for estimated expenses related to product warranties are made at the time the products are sold using historical experience as a prediction of expected settlements. Reserves are adjusted when experience indicates an expected settlement will differ from initial estimates. Corning's reserve relates primarily to its Telecommunications segment. Reserves for warranty items are included in other current liabilities. A reconciliation of the changes in the product warranty liability during the three months ended March 31, 2003, was as follows (in millions):

--------------------------------------------------------------------------------
Balance at December 31, 2002                                      $   64
Adjustments to liability existing on January 1, 2003                  (6)
Settlements made during 2003                                          (4)
                                                                  ------
Balance at March 31, 2003                                         $   54
--------------------------------------------------------------------------------

9.   Commitments and Contingencies

From time to time, Corning is subject to uncertainties and litigation and is not always able to predict the outcome of these items with assurance. Various legal actions, claims and proceedings are pending against Corning, including those arising out of alleged product defects, shareholder matters, product warranties, patents, asbestos and environmental matters. These issues are discussed in Part II, Item 1, Legal Proceedings of this Form 10-Q.

Corning's cash obligations, commercial commitments and contingencies were relatively unchanged from those disclosed in Corning's 2002 Form 10-K filed February 20, 2003.

10.  Comprehensive Loss

Comprehensive loss, net of tax, was as follows (in millions):

--------------------------------------------------------------------------------
                                          For the three months ended March 31,
                                          ------------------------------------
                                               2003                  2002
--------------------------------------------------------------------------------

Net loss                                    $   (205)             $   (90)
Other comprehensive income (loss)                 37                  (25)
--------------------------------------------------------------------------------
Total comprehensive loss                    $   (168)             $  (115)
--------------------------------------------------------------------------------

11.  Loss Per Common Share

Basic and diluted loss per common share was calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.

The potential common shares excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive and the amount of stock options excluded from the calculation of diluted loss per common share because their exercise price was greater than the average market price of the common shares of the periods presented was as follows (in millions):

--------------------------------------------------------------------------------
                                            For the three months ended March 31,
                                            ------------------------------------
                                                 2003                2002
--------------------------------------------------------------------------------

Potential common shares excluded from
  the calculation of diluted loss per
  common share:
    Stock options                                  8                   1
    7% mandatory convertible preferred stock      79
    Convertible preferred stock                                        1
    4.875% convertible notes                       6                   6
    3.5% convertible debentures                   69                  69
    Zero coupon convertible debentures            16                  23
                                                ------------------------
    Total                                        178                 100
                                                ========================

Stock options excluded from the calculation
  of diluted loss per share because the
  exercise price was greater than the
  average market price of the common shares       88                  71
                                                ========================

--------------------------------------------------------------------------------

12.  Operating Segments

Corning's reportable operating segments consist of: Telecommunications and Technologies. Corning includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment results.

Corning prepared the financial results for its operating segments on a basis that is consistent with the manner in which Corning management internally disaggregates financial information to assist in making internal operating decisions. Corning has allocated certain common expenses among segments differently than it would for stand-alone financial information prepared in accordance with GAAP. These expenses include interest, taxes and corporate functions. This method of preparation may not be consistent with methods used by other companies. The accounting policies of Corning's operating segments are the same as those applied in the consolidated financial statements.


                                                                         Telecom-                      Non-segment/     Consolidated
                                                                        munications     Technologies    Other items         Total
                                                                        -----------     ------------   ------------     ------------
For the three months ended March 31, 2003
Net sales                                                                $    352        $    388        $     6         $    746
Research, development and engineering expenses (1)                       $     38        $     55                        $     93
Restructuring, impairment and other charges and (credits) (2)            $     (9)       $     60                        $     51
Interest expense (3)                                                     $     21        $     19                        $     40
Benefit for income taxes                                                 $    (25)       $     (7)       $  (112)        $   (144)
Loss before minority interests and equity (losses)
  earnings (4)(5)                                                        $    (60)       $    (55)       $  (186)        $   (301)
Minority interests (6)                                                                         37                              37
Equity in (losses) earnings of associated companies                            (3)             44             18               59
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $    (63)       $     26        $  (168) (7)    $   (205)
                                                                         ========        ========        =======         ========

For the three months ended March 31, 2002
Net sales                                                                $    465        $    369        $     5         $    839
Research, development and engineering expenses (1)                       $     86        $     40                        $    126
Interest expense (3)                                                     $     32        $     16                        $     48
(Benefit) provision for income taxes                                     $    (64)       $     (1)       $    15         $    (50)
(Loss) income before minority interests and equity
  (losses) earnings (4)(5)                                               $   (138)       $     (4)       $     8         $   (134)
Minority interests                                                                              6                               6
Equity in (losses) earnings of associated companies                            (4)             33              1               30
Income from discontinued operations                                                                            8                8
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $   (142)       $     35        $    17 (7)     $    (90)
                                                                         ========        ========        =======         ========

(1) Non-direct research, development and engineering expenses are allocated based upon direct project spending for each segment.
(2)  Related tax expense (benefit) of $4, $(12) and $(8) million, respectively.
(3) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(4) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(5) Includes an allocation of depreciation of corporate property, plant and equipment not specifically identifiable to a segment. Related depreciable assets are not allocated to segment assets.
(6)  $31 million related to impairments of CAV.
(7) Non-segment/Other items net income (loss) reported as "Other" is reconciled below:

Non-segment/other items net (loss) income is detailed below:
                                                         Three months ended
                                                              March 31,
                                                     --------------------------
                                                       2003              2002
                                                     --------         ---------

Non-segment (loss) income and other (1)              $    (12)        $      9
Interest income (2)                                         8               14
Asbestos settlement                                      (298)
Gain on repurchases of debt (2)                             4
Benefit (provision) for income taxes (3)                  112              (15)
Equity in earnings of associated companies (4)             18                1
Income from discontinued operations                                          8
                                                     --------         --------
Net (loss) income                                    $   (168)        $     17
                                                     ========         ========

(1)  Includes non-segment operations and other corporate activities.
(2) Corporate interest income and gain on repurchases of debt is not allocated to reportable segments.
(3)  Includes tax associated with unallocated items.
(4)  Include  amounts   derived  from  corporate   investments  and  activities,
     primarily Dow Corning Corporation - $17 million.

13.  Subsequent Event

On April 28, 2003, Corning announced an equity offering of 50 million shares of common stock generating net proceeds to Corning of approximately $267 million. Corning expects to use the net proceeds of this offering and $100 million to $500 million of existing cash to reduce debt by engaging in, including without limitation, open market repurchases and tender offers in the second quarter of 2003.

ITEM 2.
                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Overview

In the first quarter of 2003, our Telecommunications segment did not display any signs of meaningful recovery as major carriers continue to withhold capital spending. At the same time our Technologies segment exhibited modest growth as the general economy continues to struggle. During the quarter, we reached major milestones regarding two of our joint ventures that have been in litigation. We reached a settlement in the asbestos litigation related to Pittsburgh Corning Corporation (PCC) and we also began to include the equity earnings of Dow Corning Corporation ("Dow Corning") in our results.

We recorded a net loss from continuing operations of $205 million in the first quarter of 2003, or $0.17 per share, compared to $98 million, or $0.10 per share in the prior year quarter. The loss for the quarter was primarily due to a charge of $298 million ($192 million after-tax) related to an agreement to settle asbestos litigation as part of a reorganization of PCC, which is currently in bankruptcy.

Our Telecommunications segment continued to incur operating losses in the first quarter, although the loss in 2003 was less than 2002, reflecting lower depreciation and operating expenses as a result of restructuring actions completed in 2002. Revenues increased in our Technologies segment led by growth in the display technologies business. The operating results of this segment were reduced by a charge of $62 million ($19 million after-tax and minority interest) associated with the announced cessation of the Corning Asahi Video (CAV) operations.

In a continuing effort to strengthen our balance sheet we retired zero coupon convertible debentures with an accreted value of $274 million for cash of $189 million and 6.5 million shares of common stock and recorded a net gain of $4 million ($3 million after-tax).

RESULTS OF CONTINUING OPERATIONS

Selected highlights from our results of continuing operations for the first quarter were as follows (in millions, except per share amounts and percentages):

--------------------------------------------------------------------------------
                                                   Three months ended March 31,
                                                       2003            2002
--------------------------------------------------------------------------------

Net sales                                           $    746        $     839

Gross margin                                        $    200        $     184
  (gross margin %)                                       27%              22%

Selling, general and administrative expenses        $    152        $     188
  (as a % of net sales)                                  20%              22%

Research, development and engineering expenses      $     93        $     126
  (as a % of net sales)                                  12%              15%

Operating loss                                      $  (105)        $   (141)
  (as a % of net sales)                                (14)%            (17)%

Loss from continuing operations                     $  (205)        $    (98)
  (as a % of net sales)                                (27)%            (12)%
--------------------------------------------------------------------------------

Net sales

Consolidated net sales for the first three months of 2003 decreased 11%, or $93 million, from sales reported in the prior year quarter. The sales decline was most pronounced in the Telecommunications segment where significantly lower demand in most businesses and price declines for our optical fiber and cable products drove a sales decline in that segment of 24%, or $113 million, compared to the prior year quarter. Sales in the Technologies segment for the first quarter of 2003 increased 5%, or $19 million, compared to the first quarter of 2002, primarily due to strong demand for liquid crystal display glass and our ceramic substrate products.

Gross margin

As a percentage of net sales, gross margin improved 5 points in the first quarter of 2003 to 27%, compared to the prior year quarter. The improvement is primarily due to lower depreciation and other fixed costs due to the restructuring actions taken in the Telecommunications segment in 2002. Gross margin in the Telecommunications segment improved 3 points over the prior year quarter despite downward pricing pressure that continued to negatively impact gross margins, primarily in the optical fiber and cable business. Gross margin in the Technologies segment increased approximately 5 points from the first quarter of 2002 led by the display technologies and the environmental technologies businesses.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses decreased 19%, or $36 million, in the first quarter of 2003, compared to the prior year quarter, while SG&A as a percentage of net sales improved 2 points compared with the first quarter of 2002. The decrease in SG&A for the year reflected the cost savings which resulted from the restructuring actions which began in 2001.

Research, development and engineering

Research, development and engineering (RD&E) expenses decreased 26%, or $33 million for the first quarter of 2003, compared to the first quarter of 2002. As a percentage of net sales, RD&E decreased 3 points for the same period. The decrease in expense and expense as a percentage of net sales reflected the impact of the restructuring actions which began in 2001.

Restructuring, impairment and other charges and credits

In the first quarter of 2003, we recorded charges for the shut-down of our conventional video components business and our optical switching product line which were announced on April 15, 2003 and February 13, 2003, respectively. We also recorded credits related to the restructuring reserve discussed below. See
Note 2 to the consolidated financial statements.

Conventional video components business

Corning Asahi Video Products Company (conventional video components business, or
CAV), a 51% owned consolidated subsidiary, is a manufacturer of glass panels and funnels for use in conventional tube televisions and is reported in the Technologies segment. In the fourth quarter of 2002, we impaired certain assets of this business and indicated that we could be required to record additional impairment charges, or that we could choose to exit the business if performance differed from expectations. During the first quarter, operating results and cash flows were less than expected and certain customers significantly reduced forecasted orders for the year.

On April 15, 2003, we announced that we have agreed with our partner to cease production. We impaired the long-lived assets of this business to estimated salvage value and recorded a charge of $62 million, ($19 million after-tax and minority interest). Restructuring costs, comprised primarily of pension termination benefits, severance and exit costs offset in part by a gain on the curtailment of post employment benefits are expected to be recorded in the second quarter and total $80 million to $110 million. In connection with the cessation of operations, the partners have reached agreement on the shared funding of CAV's obligations. We expect the restructuring costs to require $40 million to $65 million in cash spending. We expect charges in the second quarter after tax and minority interest to approximate $20 million to $35 million. We are currently assessing whether the disposal of this business qualifies for discontinued operations treatment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Optical Switching

We recorded a charge of $17 million ($11 million after-tax) associated with the discontinuance of the optical switching product line in the photonic technologies business due to the downturn in the telecommunications industry. The charge included $13 million for employee separation costs and $4 million for asset impairments related to equipment. In addition to the first quarter charges, we expect to record charges of $10 million in the second quarter for exit costs.

Impairment of Cost Investments

In the first quarter, Corning recorded a $5 million ($3 million after-tax) charge for other than temporary declines in certain cost investments in the Telecommunications segment.

Credits

The current restructuring reserve continues to be evaluated as plans are being executed. In addition, since the restructuring program is an aggregation of many individual plans currently being executed, actual costs have differed from estimated amounts. As a result, there may be additional charges or reversals. During the first quarter, we reversed $33 million ($21 million after-tax) related to revised cost estimates of existing restructuring plans of which $24 million related to employee separation and exit costs which were less than estimated, while $9 million related to proceeds in excess of assumed salvage values for assets that were previously impaired.

The following table illustrates the headcount reduction amongst U.S. Hourly, U.S. Salaried and Non-U.S. positions:

--------------------------------------------------------------------------------
Headcount reduction
--------------------------------------------------------------------------------
                                 U.S. Hourly     U.S. Salaried        Total
--------------------------------------------------------------------------------

Headcount reduction                  25               175              200
                                ==============================================

--------------------------------------------------------------------------------

As of March 31, 2003, approximately 6,200 of the 7,100 employees had been separated under the 2002 plans.

Operating loss

We incurred an operating loss of $105 million in the first quarter of 2003, compared to an operating loss of $141 million in 2002. The decrease in the operating loss was primarily due to the improvements in gross margin, SG&A and RD&E expenses partially offset by restructuring charges and asset impairments totaling $51 million. As a percentage of net sales, the operating loss improved 3 points over the prior year quarter.

Asbestos Settlement

On March 28, 2003, we announced that we had reached agreement with the representatives of asbestos claimants for the settlement of all current and future non-premises asbestos claims against us and PCC, which might arise from products or operations.

The agreement is expected to be incorporated into a settlement fund as part of a reorganization plan for PCC. The plan will be submitted to the federal bankruptcy court in Pittsburgh for approval, and is subject to a favorable vote by 75 percent of the asbestos claimants voting on the PCC reorganization plan. We will make contributions to the settlement trust under the agreement after the plan is approved and no longer subject to appeal. The approval process could take one year or longer.

Our settlement will require the contribution, when the plan becomes effective, of our equity interest in PCC, our one-half equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and 25 million shares of Corning common stock. The common stock will be marked-to-market each quarter until it is contributed to the settlement trust, thus resulting in adjustments to income and the settlement liability as appropriate. We will also make cash payments with a current value of $130 million over six years beginning in June 2005. In addition, we will assign insurance policy proceeds from our primary insurance and a portion of the excess insurance as part of the settlement. We recorded a charge of $298 million ($192 million after-tax) in the first quarter. The carrying value of our stock in PCE and the fair value as of March 31, 2003, of 25 million shares of Corning common stock have been reflected in current liabilities. The remaining $130 million, representing the net present value of the cash payments, discounted at 5.5%, is recorded in noncurrent liabilities. See Legal Proceedings, Part II, Item 1 for a history of this matter.

Gain on Repurchases of Debt, Net of Inducements

During the first quarter of 2003, we repurchased and retired 298,500 zero coupon convertible debentures with an accreted value of $231 million in exchange for cash of $189 million in a series of open-market repurchases. We recorded a gain of $38 million on these transactions, net of the write-off of the unamortized issuance costs. Also in the first quarter, we issued 6.5 shares of common stock from treasury in exchange for 55,000 zero coupon convertible debentures with an accreted value of $43 million. In accordance with Statement of Financial Accounting Standards (SFAS) No. 84, "Induced Conversions of Convertible Debt," we recognized a charge of $34 million reflecting the fair value of the incremental shares issued beyond those required by the terms of the debentures. The increase in equity due to the issuance of shares from treasury stock was $77 million.

In total, we recorded a net gain of $4 million ($3 million after-tax) associated with retirements of our zero coupon convertible debentures in the first quarter. As of March 31, 2003, 1,720,044 debentures with an accreted value of $1.3 billion remain outstanding.

Income taxes

Our benefit for income taxes and the related effective tax benefit rates for continuing operations were as follows (in millions):
--------------------------------------------------------------------------------
                                     For the three months ended March 31,
                                   ---------------------------------------
                                          2003                   2002
--------------------------------------------------------------------------------
Benefit for income taxes               $   (144)              $   (50)
Effective tax benefit rate                 (32.4)%               (27.2)%
--------------------------------------------------------------------------------


The effective tax benefit rate for the quarter is lower than the U.S. statutory income tax rate of 35% due to the impact of restructuring, impairment and other charges, asbestos settlement and debt transactions. The effective benefit rate without consideration of these items was 30% for the quarter.

The effective tax benefit rate for the first quarter of 2002 was lower than the U.S. statutory income tax rate, primarily due to the impact of unusable tax credits and nondeductible expenses and losses.

Equity earnings

Equity earnings almost doubled to $59 million in the first quarter of 2003, compared to the prior year quarter, primarily due to the recognition of $17 million of equity earnings from Dow Corning in 2003 and a strong performance at Samsung Corning Precision Glass Company Ltd. ("Samsung Corning Precision"), a Korean manufacturer of liquid crystal display glass, which resulted in an $8 million increase in equity earnings over the prior year quarter. We began recognizing equity earnings from Dow Corning in the first quarter of 2003 since we concluded that the emergence of Dow Corning from bankruptcy protection is probable based on the Bankruptcy Court's findings on December 11, 2002. See Legal Proceedings, Part II, Item 1 for a history of this matter.

Loss from continuing operations

As a result of the above, the loss from continuing operations and per share data were as follows (in millions, except per share amounts):

--------------------------------------------------------------------------------
                                            For the three months ended March 31,
                                            ------------------------------------
                                                   2003             2002
--------------------------------------------------------------------------------

Loss from continuing operations                 $   (205)         $    (98)
Basic and diluted loss per common share from
  continuing operations                         $  (0.17)         $  (0.10)
Shares used in computing basic and diluted
  per share amounts                                1,200               945
--------------------------------------------------------------------------------

OPERATING SEGMENTS

Our  reportable   operating   segments   consist  of:   Telecommunications   and
Technologies. We include the earnings of equity affiliates that are closely associated with our operating segments in segment results.

We prepared the financial results for the operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with accounting principles generally accepted in the U.S. These expenses include interest, taxes and corporate functions. This method of preparation may not be consistent with methods used by other companies. The accounting policies of our operating segments are the same as those applied in the consolidated financial statements.


                                                                         Telecom-                      Non-segment/     Consolidated
                                                                        munications     Technologies    Other items         Total
                                                                        -----------     ------------   ------------     ------------
For the three months ended March 31, 2003
Net sales                                                                $    352        $    388        $     6         $    746
Research, development and engineering expenses (1)                       $     38        $     55                        $     93
Restructuring, impairment and other charges and (credits) (2)            $     (9)       $     60                        $     51
Interest expense (3)                                                     $     21        $     19                        $     40
Benefit for income taxes                                                 $    (25)       $     (7)       $  (112)        $   (144)
Loss before minority interests and equity (losses)
  earnings (4)(5)                                                        $    (60)       $    (55)       $  (186)        $   (301)
Minority interests (6)                                                                         37                              37
Equity in (losses) earnings of associated companies                            (3)             44             18               59
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $    (63)       $     26        $  (168) (7)    $   (205)
                                                                         ========        ========        =======         ========

For the three months ended March 31, 2002
Net sales                                                                $    465        $    369        $     5         $    839
Research, development and engineering expenses (1)                       $     86        $     40                        $    126
Interest expense (3)                                                     $     32        $     16                        $     48
(Benefit) provision for income taxes                                     $    (64)       $     (1)       $    15         $    (50)
(Loss) income before minority interests and equity
  (losses) earnings (4)(5)                                               $   (138)       $     (4)       $     8         $   (134)
Minority interests                                                                              6                               6
Equity in (losses) earnings of associated companies                            (4)             33              1               30
Income from discontinued operations                                                                            8                8
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $   (142)       $     35        $    17 (7)     $    (90)
                                                                         ========        ========        =======         ========

(1) Non-direct research, development and engineering expenses are allocated based upon direct project spending for each segment.
(2)  Related tax expense (benefit) of $4, $(12) and $(8), respectively.
(3) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(4) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(5) Includes an allocation of depreciation of corporate property, plant and equipment not specifically identifiable to a segment. Related depreciable assets are not allocated to segment assets.
(6)  $31 million related to impairments of CAV.
(7) Non-segment/Other items net income (loss) reported as "Other" is reconciled below:

Non-segment/other items net (loss) income is detailed below:
                                                       Three months ended
                                                            March 31,
                                                   --------------------------
                                                     2003             2002
                                                   --------         ---------

Non-segment (loss) income and other (1)            $    (12)        $       9
Interest income (2)                                       8                14
Asbestos settlement                                    (298)
Gain on repurchases of debt (2)                           4
Benefit (provision) for income taxes (3)                112               (15)
Equity in earnings of associated companies (4)           18                 1
Income from discontinued operations                                         8
                                                   --------         ---------
Net (loss) income                                  $   (168)        $      17
                                                   ========         =========

(1)  Includes non-segment operations and other corporate activities.
(2) Corporate interest income and gain on repurchases of debt is not allocated to reportable segments.
(3)  Includes tax associated with unallocated items.
(4)  Include  amounts   derived  from  corporate   investments  and  activities,
     primarily Dow Corning Corporation - $17 million.

Telecommunications

The Telecommunications segment produces optical fiber and cable, optical hardware and equipment, photonic modules and components for the worldwide telecommunications industry. The following table provides net sales and other data for the Telecommunications segment:

--------------------------------------------------------------------------------
Telecommunications                                 Three months ended March 31,
(In millions)                                         2003             2002
--------------------------------------------------------------------------------

Net sales:
   Optical fiber and cable                          $    193         $     255
   Hardware and equipment                                122               135
   Photonic technologies                                  18                36
   Controls and connectors                                19                39
                                                    --------         ---------
     Total net sales                                $    352         $     465
                                                    ========         =========

Segment loss before minority interests and
   equity earnings as a percentage of segment sales    (17.0)%           (29.7)%
Segment net loss as a percentage of segment sales      (17.9)%           (30.5)%
--------------------------------------------------------------------------------

Sales in the segment declined 24%, or $113 million, from the first quarter of 2002 as each business in the segment experienced a decline in sales, with the largest decline in the optical fiber and cable business. The segment incurred losses of $63 million in the first quarter of 2003, compared to a net loss of $142 million in the prior year quarter. The first quarter 2003 loss was primarily due to the significant price declines in optical fiber and cable and the decrease in sales volume in most businesses. Each business also reported a loss in the first quarter of 2003, however the losses were less significant than those incurred in the prior year quarter. The decrease in the loss over the prior year quarter was primarily due to cost reductions resulting from restructuring actions.

The $9 million net credit to restructuring reserves primarily reflects favorable settlements in both proceeds and timing of asset dispositions. These reserve adjustments more than offset the $22 million of charges associated with the exit of the optical switching product line and the impairment of certain cost investments.

Sales in the optical fiber and cable business declined 24%, or $62 million, for the first quarter of 2003, compared to the prior year quarter. The decrease was primarily due to price declines for cable and fiber products ranging from 10% to 40% for the quarter, partially offset by a double digit volume increase. Sales benefited from unusually strong demand in Japan and China, offset by the continued weak European and North American markets. The optical fiber and cable business incurred a loss in the quarter, however the loss improved over 30%, compared to the first quarter of 2002, as price declines were more than offset by the cost reductions from 2002 restructuring actions.

Sales in the hardware and equipment business decreased 10%, or $13 million, for the first quarter of 2003, compared to the prior year quarter. The sales decreases were primarily due to the overall lack of capital spending impacting the entire telecommunications industry. The business incurred a loss for the quarter driven by lower volumes and pricing pressure, however the loss improved 14% over the loss incurred in the prior year quarter due to the 2002 restructuring actions.

Sales in the photonic technologies business declined 50%, or $18 million, for the first quarter of 2003, compared to the prior year quarter, primarily due to lower sales volume as network buildouts in the telecommunications industry declined resulting in much lower demand for photonic products. The business incurred a loss for the first quarter of 2003, primarily due to dramatically lower sales volumes. However, the 2003 quarterly loss decreased more than 70%, compared to the loss incurred in the prior year quarter. The results in the first quarter of 2003 reflect cost reductions resulting from restructuring actions taken in 2002.

The lack of demand for optical component products started in early 2001 and resulted in restructuring and impairment charges in 2001, 2002 and in the first quarter of 2003. This negative trend is expected to continue into the foreseeable future.

As we disclosed in our 2002 Form 10-K, we will continue to evaluate strategic alternatives for this business. While certain product lines are promising in the event of industry recovery, the pace and extent of that recovery is uncertain. Alternatives under consideration for this business include staying in the business with scaled down operations or contract manufacturing, partnering, sale or abandonment. In February 2003, we announced we would stop the commercialization of our optical switching product in 2003 and incur pre-tax charges of up to $30 million related to the exit representing severance and cash exit costs. We estimate that severance, exit costs and inventory write-downs related to a complete abandonment of remaining product lines could approximate $70 million to $80 million in total pre-tax charges.

Sales in the controls and connectors business decreased 51%, or $20 million, for the first quarter of 2003, compared to the prior year quarter, primarily due to the sale of the appliance controls group in May 2002 and the lack of capital spending in the telecommunications industry. The business was breakeven for the quarter, compared to a small loss in the prior year quarter, primarily due to the restructuring actions taken in 2002.

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

The following table provides net sales and other data for the Technologies segment:
--------------------------------------------------------------------------------
Technologies                                        Three months ended March 31,
(In millions)                                          2003           2002
--------------------------------------------------------------------------------

Net sales:
   Display technologies                              $    117       $      93
   Environmental technologies                             115              94
   Life sciences                                           73              70
   Conventional video components                           25              43
   Other technologies businesses                           58              69
                                                     --------       ---------
     Total net sales                                 $    388       $     369
                                                     ========       =========

Segment loss before minority interests and equity
   earnings as a percentage of segment sales            (14.2)%          (1.1)%
Segment net income as a percentage of segment sales       6.7%            9.5%
--------------------------------------------------------------------------------

Sales in the Technologies segment increased 5%, or $19 million, compared to the first quarter of 2002, as increased sales in display technologies, environmental technologies and life sciences were partially offset by much lower sales in the mature conventional video components business, decreased demand for semiconductor materials and the impact of our exit of the lighting products line in late 2002. Segment earnings decreased 26%, or $9 million, compared to 2002, as improved operating performance in environmental technologies, display technologies and the life sciences business and stronger equity earnings were more than offset by the restructuring and impairment charge of $62 million ($19 million after-tax and minority interest) for the conventional video components business and decreased earnings in the semiconductor materials business. See Restructuring, Impairment and Other Charges and Credits.

Sales in the display technologies business increased 26%, or $24 million, for the first quarter of 2003, compared to the prior year quarter. The increase was primarily due to higher sales volume as penetration in the desktop market increased. Volume gains of 20% and favorable yen exchange rates for the current period were partially offset by price declines of 6%. Earnings in the business increased over 35% for the quarter, compared to the prior year quarter, primarily due to volume gains and a more than 40% improvement in equity earnings from Samsung Corning Precision. Both Corning and Samsung Corning Precision have recently approved expansions of manufacturing capacity in Taiwan and Korea, respectively. These capital projects are expected to begin production in 2004.

Sales in the environmental technologies business increased 22%, or $21 million, for the first quarter of 2003, compared to the prior year quarter, primarily due to increased U.S. auto production, particularly early in the quarter, driven by financing incentives and strong growth in Europe and Japan. Earnings in this business improved 28% for the quarter, compared to the prior year quarter, primarily due to the increased sales volume, favorable mix, strong gross margin improvement and manufacturing gains.

Sales in the life sciences business increased 4%, or $3 million, for the first quarter of 2003, compared to the prior year quarter, primarily due to strong growth in most product lines. Earnings in the business increased 50% for the quarter, compared to the prior year quarter, primarily due to improved manufacturing efficiencies and a gain on the disposition of a minor product line.

Sales in the conventional video components business decreased 42%, or $18 million, for the first quarter of 2003, compared to the prior year quarter. Pricing pressure is strong in this market due to increased competition. As discussed earlier, we have decided to cease operations in this business in the second quarter of 2003. Excluding the asset impairment charges, the business earned a small profit for the quarter and was flat compared to 2002, primarily due to improved equity earnings partially offset by decreased sales volume and continued competitive pricing pressures. Samsung Corning Company Ltd., a 50% owned manufacturer of glass panels and funnels based in South Korea, reported a more than 20% increase in equity earnings for the first quarter of 2003, compared to the prior year quarter.

Sales in our other technologies businesses decreased 16%, or $11 million, for the first quarter of 2003, compared to the prior year quarter. The decrease was led by the exit of the lighting business in September 2002 and lower sales volume of high purity fused silica products in the semiconductor materials business as capital spending in the semiconductor equipment industry remained at relatively low levels as the industry continues to struggle. The losses in these businesses more than doubled compared to the prior year quarter. The losses were primarily due to significantly lower sales volume and increased spending in development and engineering for calcium fluoride products.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash Flow and Key First Quarter Activities

On April 28, 2003, we announced an equity offering of 50 million shares of common stock generating net proceeds to us of approximately $267 million. We expect to use the net proceeds of this offering and $100 million to $500 million of our existing cash to reduce debt by engaging in, including without limitation, open market repurchases and tender offers in the second quarter of 2003.

Due to our sub-investment grade rating, we continue to be precluded from accessing the short-term commercial paper market and our access to the debt markets has been and will likely continue to be constrained. The terms that we could receive on new long-term debt issues would likely be consistent with those generally available to high yield issuers.

As an additional source of funds, we currently have full unrestricted access to a $2 billion revolving credit facility with 16 banks, expiring on August 17, 2005. As of March 31, 2003, there were no borrowings under the credit facility. The facility includes one financial covenant limiting the ratio of total debt to total capital, as defined, to not greater than 60%. At March 31, 2003 and December 31, 2002, this ratio was 46% and 47%, respectively.

In March 2001, we filed a universal shelf registration statement with the SEC that became effective in the first quarter. The shelf permits the issuance of up to $5.0 billion of various debt and equity securities. As of April 30, 2003, our remaining capacity under the shelf registration was approximately $3.3 billion.

Uses of Cash and Key First Quarter Activities

In the first quarter of 2003, we used cash for debt repurchases, capital spending and restructuring actions.

During the first quarter of 2003, we repurchased and retired 298,500 zero coupon convertible debentures with an accreted value of $231 million in exchange for cash of $189 million in a series of open-market repurchases. We recorded a gain of $38 million on these transactions, net of the write-off of the unamortized issuance costs. Also in the first quarter we issued 6.5 shares of treasury common stock in exchange for 55,000 zero coupon convertible debentures with an accreted value of $43 million. In accordance with SFAS No. 84, "Induced
Conversions of Convertible Debt," we recognized a charge of $34 million reflecting the fair value of the incremental shares issued beyond those required by the terms of the debentures. The increase in equity due to the issuance of shares from treasury stock was $77 million.

In total, we recorded a net gain of $4 million ($3 million after-tax) associated with retirements of our zero coupon convertible debentures in the first quarter. As of March 31, 2003, 1,720,044 debentures remain outstanding. The remaining debentures may be put back to Corning on November 8, 2005, at $819.54 per debenture and on November 8, 2010, at $905.29 per debenture. We have the option of settling this obligation in cash, common stock, or a combination of both.

From time to time, we may repurchase for cash or equity certain  additional debt
securities  in   open-market,   privately   negotiated   or  publicly   tendered
transactions.

Capital spending totaled $55 million and $101 million in the first quarter ended March 31, 2003 and 2002, respectively. Our 2003 capital spending program is expected to be limited to $350 million to $400 million. Capital spending activity in 2003 is primarily expected to be the planned expansion in the liquid crystal display and environmental businesses.

During the first quarter of 2003, we made payments of $79 million related to employee severance and termination costs and $15 million in other exit costs resulting from restructuring actions. We expect additional payments for actions taken in 2001, 2002 and 2003 to approximate $200 million in 2003.

Key Balance Sheet Data

At March 31, 2003, cash and short-term investments totaled $1.85 billion, compared with $2.1 billion at December 31, 2002. The decrease from December 31, 2002, was primarily due to long-term debt repayments, restructuring payments and the use of working capital. These items were partially offset by significantly lower capital spending and the receipt of our U.S. Federal tax refund of $191 million.

Balance sheet and working capital measures are provided in the following table (dollars in millions):
--------------------------------------------------------------------------------
                                            As of March 31,   As of December 31,
                                                 2003              2002
--------------------------------------------------------------------------------

Working capital                                  $1,861           $2,145
Working capital, excluding cash and
  short-term investments                            $12              $55
Current ratio                                     2.2:1            2.3:1
Trade accounts receivable, net of allowances       $494             $470
Days sales outstanding                               60               56
Inventories                                        $556             $559
Inventory turns                                     3.9              4.4
Days payable outstanding                             49               46
Long-term debt                                   $3,710           $3,963
Total debt to total capital                         46%              47%
--------------------------------------------------------------------------------

Credit Ratings

Our credit ratings remain unchanged from those disclosed in the 2002 Form 10-K as follows:

--------------------------------------------------------------------------------
RATING AGENCY                       Rating                     Rating
Last Update                     Long-Term Debt            Commercial Paper
--------------------------------------------------------------------------------

Standard & Poor's                     BB+                         B
    July 29, 2002

Moody's                               Ba2                     Not Prime
    July 29, 2002

Fitch                                 BB                          B
    July 24, 2002
--------------------------------------------------------------------------------

All three rating agencies maintain a Negative Outlook.

Our sub-investment grade credit rating has, in some instances, resulted in requirements to deposit cash with counterparties under performance surety bond and letter of credit arrangements. At March 31, 2003, $82 million of restricted cash was included in other long-term assets. We expect our restricted cash balance to increase $40 million to $50 million in the second quarter of 2003.

Our first quarter 2003 earnings were not adequate to cover our fixed charges (principally interest and related charges on debt), primarily as a result of the asbestos settlement charge, losses incurred in the Telecommunications segment and impairment and restructuring charges. It is likely our full year 2003 earnings will not be sufficient to cover our fixed charges.

Management Assessment of Liquidity

Our major source of funding in 2003 will be our existing balance of cash, short-term investments and the proceeds of the equity offering completed in April 2003. We expect to use up to $400 million to $800 million of those funds to retire debt through open market repurchases or tender offers. We believe we have sufficient liquidity for the intermediate term to fund operations, restructuring, research and development and capital expenditures and to make scheduled debt repayments. We may need to raise additional capital to supplement our cash and short-term investments to further reduce our outstanding debt obligations, including the zero coupon debt that may be put to us in November 2005.

Deferred Taxes

At March 31, 2003, we have recorded gross deferred tax assets of approximately $1.8 billion with a valuation allowance in excess of $400 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of certain foreign tax benefits, net operating losses and tax credits. The net deferred tax assets of approximately $1.4 billion consist of a combination of domestic (U.S. Federal and State & Local) and foreign tax benefits for a) items which have been recognized for financial reporting purposes but which will be reported on tax returns to be filed in the future, and b) loss and tax credit carryforwards. Realization of the domestic portion of the net deferred tax asset is dependent upon profitable operations in the United States during carryforward periods of approximately 20 years. Although realization is not assured, we have carefully performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," and concluded that it is more likely than not that such assets will be realized. Should we experience a significant negative deviation from our current performance expectations, including significant future unannounced restructuring or impairment charges, it is possible we could be required to record a valuation allowance on a portion or all of the deferred tax assets.

Off Balance Sheet Arrangements

We have leased  equipment from three  unconsolidated  special  purpose  entities
(SPE) for which the sole purpose is the leasing of equipment to Corning. These SPEs are not consolidated in the 2002 financial statements since the equity investor of the SPE has made a substantial investment that is at risk for the life of the SPE. However, the Financial Accounting Standards Board issued Interpretation 46, Consolidation of Variable Interest Entities in January 2003. Interpretation 46 will require the consolidation of variable interest entities
(VIE) by the primary beneficiary. We are still assessing the impacts of this interpretation, however, it is probable that Corning will be considered the primary beneficiary of one existing SPE, and therefore would need to consolidate this entity beginning on July 1, 2003. The assets and debt of this entity at March 31, 2003, approximates $34 million. We are still evaluating the impacts of this interpretation on two other entities with assets and liabilities of $12 million. This amount represents payments that would be due to the VIE in the event of a total loss of the equipment. We carry insurance coverage for this risk.

OUTLOOK

We disclosed in our 2002 Form 10-K that we expect 2003 net sales to approximate those reported in 2002, reflecting a year-over-year decline in the Telecommunications segment and an improvement in the Technologies segment. We now expect sales to decline year-over-year, primarily due to the exit of CAV. We also expect, at a minimum, to significantly reduce operating losses in 2003 versus 2002 as a result of restructuring actions in the second half of 2002 in Telecommunications and an expected strong performance in Technologies. Our goal is to return to profitability in 2003 before consideration of litigation, restructuring and impairment charges or other non-operating items such as gains from debt retirements. Our goal to return to profitability is dependent upon stabilization of revenues and continued strength in North America and world economies.

For the second quarter of 2003, we expect sales in the range of $715 million to $745 million. We also expect results for the second quarter to be in a range of a net loss of $0.02 per share to income of $0.01 per share, excluding the impact of previously announced restructuring charges and any adjustments to the asbestos settlement reserve required by movement in our stock price.

We believe we have sufficient liquidity to meet our funding needs. We finished the quarter with $1.85 billion in cash and short-term investments, raised $267 million in an April equity offering and continue to have full access to an unused revolving credit facility of $2 billion. Capital spending is expected to approximate $350 million to $400 million in 2003. The anticipated spending will focus primarily on the planned expansion in the liquid crystal display and environmental businesses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management's most difficult, subjective or complex judgments are described in our 2002 Form 10-K and remain unchanged through the first quarter of 2003.

ENVIRONMENT

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. We have accrued approximately $22 million for the estimated liability for environmental cleanup and related litigation at March 31, 2003. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the SEC on Forms 8-K, and related comments by management which are not historical facts or information and contain words such as "believes," "expects," "anticipates," "estimates," "forecasts," and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposure during the first three months of 2003. For a discussion of our exposure to market risk, refer to
Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2002 Annual Report on Form 10-K.


ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of the report, Corning carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Corning's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Corning's disclosure controls and procedures are effective to timely alert them to material information related to Corning (including its consolidated subsidiaries) required to be included in Corning's Exchange Act filings.

Subsequent to the date of our management's evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $22 million for its estimated liability for environmental cleanup and litigation at March 31, 2003. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Schwinger and Stevens Toxins Lawsuits. In April 2002, Corning was named as a defendant in two actions, Schwinger and Stevens, filed in the United States District Court for the Eastern District of New York, which asserted various personal injury and property damage claims against a number of corporate defendants. These claims allegedly arise from the release of toxic substances from a Sylvania nuclear materials processing facility near Hicksville, New York. Amended complaints naming 205 plaintiffs and seeking damages in excess of $3 billion were served in September 2002. The sole basis of liability against Corning was plaintiffs' claim that Corning was the successor to Sylvania-Corning Nuclear Corporation, a Delaware corporation formed in 1957 and dissolved in 1960. Management intends to vigorously contest all claims against Corning for the reason that Corning is not the successor to Sylvania-Corning. Management will also defend on the grounds that almost all of the wrongful death claims and personal injury claims are time-barred. At a status conference in December 2002, the Court decided to "administratively close" the Schwinger and Stevens cases and ordered plaintiffs' counsel to bring new amended complaints with "bellwether" plaintiffs. In these actions, known as Schwinger II and Astuto, the plaintiffs have not named Corning as a defendant. Although it appears that plaintiffs may proceed only against the other corporate defendants, the original Schwinger and Stevens cases remain pending and no order has been entered dismissing Corning. Based upon the information developed to date, and recognizing that the outcome of litigation is uncertain, management believes that the risk of a materially adverse verdict is remote.

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

In 1995, Corning fully reserved its investment in Dow Corning upon its filing for bankruptcy and has not recognized equity earnings since the second quarter of 1995. Corning has determined that this decline in the value of its investment in Dow Corning is other than temporary. Management has assessed the December 11, 2002, findings by Judge Hood and concluded that emergence of Dow Corning Corporation from bankruptcy protection is probable. Management has also concluded that it has adequately provided for the other than temporary decline associated with the bankruptcy. With the exception of the remote possibility of a future bankruptcy related charge, Corning considers the difference between the carrying value of its investment in Dow Corning and its 50 percent share of Dow Corning's equity to be permanent. This difference was $270 million at March 31, 2003.

Corning resumed recognition of equity earnings from Dow Corning in the first quarter of 2003. Corning does not expect to receive dividends from Dow Corning in 2003.

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

Federal Securities Cases. A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. This action is pending in the United States District Court for the Southern District of New York. The class consists of those purchasers of Corning stock in the period from June 14, 1989, to January 13, 1992, who allegedly purchased at inflated prices due to the non-disclosure or concealment of material information. No amount of damages is specified in the complaint. In 1997, the

Court dismissed the individual defendants from the case. In December 1998, Corning filed a motion for summary judgment requesting that all claims against it be dismissed. Plaintiffs requested the opportunity to take depositions before responding to the motion for summary judgment. Corning has advised the Court that it will renew its motion for summary judgment upon papers incorporating additional discovery materials. Corning intends to continue to defend this action vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse verdict is remote.

From December 2001 through April 2002, Corning and three of its officers and directors were named defendants in lawsuits alleging violations of the U.S. securities laws in connection with Corning's November 2000 offering of 30 million shares of common stock and $2.7 billion zero coupon convertible debentures, due November 2015. In addition, the Company and the same three officers and directors were named in lawsuits alleging selective disclosures and non-disclosures that allegedly inflated the price of Corning's common stock in the period from September 2000 through July 9, 2001. The plaintiffs in these actions seek to represent classes of purchasers of Corning's stock in all or part of the period indicated. These lawsuits are pending in the United States District Court for the Western District of New York. On August 2, 2002, the
District Court entered an order consolidating these actions for all purposes, designating lead plaintiffs and lead counsel, and directing that a consolidated complaint be served within sixty days. The consolidated amended complaint was served at the end of October 2002. In February 2003, defendants filed a motion to dismiss the complaint for failure to allege the requisite elements of the claims with particularity. Plaintiff's responded with opposing papers on April 7, 2003. Defendants have until May 12, 2003, to serve reply papers, and argument is set for May 29, 2003. The Court's scheduling order further provides that a motion to certify the action as a class action shall be filed after all motions to dismiss are resolved. The order further provides that a motion to certify the action as a class action shall be filed after all motions to dismiss are resolved. Another lawsuit has been filed, also in the Western District of New York, on behalf of participants in the Company's Investment Plan for Salaried Employees, purportedly as a class action on behalf of participants in the Plan who purchased or held Corning stock in a Plan account. The defendants in that action responded with a motion to dismiss the lawsuit on a variety of grounds. On December 12, 2002, the Court entered judgment dismissing the claims as to each of the defendants. On December 19, 2002, plaintiffs filed a motion to open the judgment and for leave to file an amended complaint. This motion was argued on April 10, 2003. The Court reserved decision on the motion for leave to amend. Management is prepared to defend these lawsuits vigorously and, recognizing that the outcome of litigation is uncertain, believes that these will be resolved, net of applicable insurance, without material impact on Corning's financial statements.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and had insufficient remaining insurance and assets to deal with its alleged current and future liabilities. More than 100,000 additional claims have been filed with PCC after its bankruptcy filing. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC's asbestos products. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC's asbestos products. Corning is also currently named in approximately 10,500 other cases (approximately 36,500 claims) alleging injuries from asbestos. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

In the bankruptcy court, PCC in April 2000 obtained a preliminary injunction against the prosecution of asbestos actions arising from PCC's products against its two shareholders to afford the parties a period of time (the Injunction Period) in which to negotiate a plan of reorganization for PCC (PCC Plan). The Injunction Period was extended as to Corning on several occasions through September 30, 2002, and later for a period from December 23, 2002, through January 23, 2003, and was reinstated as of April 22, 2003, and will now continue, pending developments with respect to the PCC Plan as described below.

On May 14, 2002, PPG announced that it had agreed with certain of its insurance carriers and representatives of current and future asbestos claimants on the terms of a settlement arrangement applicable to claims arising from PCC's products. The announced arrangement would permit PPG and certain of its insurers to make contributions of cash over a period of years, PPG's shares in PCC and Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and an agreed number of shares of PPG's common stock in return for a release and injunction channeling claims against PPG into a settlement trust under the PCC Plan.

On March 28, 2003, Corning announced that it had also reached agreement with representatives of current and future asbestos claimants on a settlement arrangement that will be incorporated into the PCC Plan. This settlement is subject to a number of contingencies, including a favorable vote by 75% of the asbestos claimants voting on the PCC Plan, and approval by the bankruptcy court. Corning's settlement will require the contribution, when the Plan becomes effective, of Corning's equity interest in PCC, its one-half equity interest in PCE, and 25 million shares of Corning common stock. Corning also will be making cash payments of $130 million (net present value as of March 31, 2003) in six installments beginning in June 2005 assuming the Plan is effective. In addition, Corning will assign policy rights or proceeds under its primary insurance from 1962 through 1984, as well as rights or proceeds under certain excess insurance, most of which falls within the period from 1962 through 1973. In return for these contributions, Corning expects to receive a release and an injunction channeling asbestos claims against it into a settlement trust under the PCC Plan.

Corning has recorded a charge in the amount of $298 million ($192 million after-tax) in its results for the period ending March 31, 2003. The amount of the charge for this settlement will require adjustment each quarter based upon movement in Corning's common stock price prior to contribution of the shares to the trust.

Two of Corning's primary insurers and several of its excess insurers have commenced litigation against the Company for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

Management expects that the PCC Plan will be filed with the Court in the second quarter of 2003. No schedule has been set for voting on the PCC Plan by claimants or for the confirmation hearings required for the court to consider approval of the PCC Plan. The process of confirmation is expected to take from six to twelve months after the PCC Plan is filed. Although the confirmation of the PCC Plan is subject to a number of contingencies, management believes that the asbestos claims against the Company will be resolved without additional material impact on the Company's financial statements.

Astrium. In December of 2000, Astrium, SAS and Astrium, Ltd. filed a complaint for negligence in the United States District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries
(prior to Corning's acquisition of NetOptix) in such a way that the amount of electricity the satellite can produce and their effective life were materially reduced. NetOptix has denied that the coatings produced by NetOptix or its subsidiaries caused the damage alleged in the complaint, or that it is legally liable for any damages which Astrium may have experienced. Formal discovery through document production and depositions was completed for fact witnesses and will continue through January 2003 for experts. In April 2002, the Court granted motions for summary judgment by NetOptix and other defendants to dismiss the negligence claims, but permitted plaintiffs to add fraud and negligent misrepresentation claims against all defendants and a breach of warranty claim against NetOptix and its subsidiaries. In October 2002, the Court again granted defendants' motions for summary judgment and dismissed the negligent misrepresentation and breach of warranty claims. The only claims remaining are claims by the plaintiff for intentional fraud against all defendants. The intentional fraud claims were dismissed against all non-settling defendants on February 25, 2003. On March 19, 2003, Astrium appealed all of the Court's Rulings regarding the various summary judgment motions to the Ninth Circuit Court of Appeals. We anticipate that the Ninth Circuit will establish a briefing schedule in the very near future. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that there are strong defenses to these claims and believes they will be resolved without material impact on Corning's financial statements.

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

Optel Arbitration. On June 28, 2002, Madeco S.A. and Madeco Brasil Ltda. filed a notice of arbitration and statement of claim against Corning International Corporation ("CIC") with the American Arbitration Association in New York, New York, alleging "breaches of its contractual duties and partnership obligations to Madeco." Madeco asserts that it has the right, under a "Put Option," to sell shares of another company to CIC for approximately $18 million. Among other things, Madeco requested "no less than $20 million to compensate Madeco for the breach of its rights under the Put Option, plus additional damages caused by Corning's failure to perform under the Investment Agreement and related contracts." The arbitration panel has been convened and the arbitration hearings are scheduled for late May 2003. Based upon the information developed to date and recognizing that the outcome of arbitration is uncertain, management believes that the risk of a materially adverse verdict is remote.

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

Furukawa Electric Company. On February 3, 2003, The Furukawa Electric Company filed suit in the Tokyo District Court in Japan against CCS International Corporation alleging infringement of Furukawa's Japanese Patent No. 2,023,966 which relates to separable fiber ribbon units used in optical cable. Furukawa's complaint requests slightly over (Y)6 billion in damages and an injunction against further sales in Japan of these fiber ribbon units. CCS has denied the allegation of infringement, asserted that the patent is invalid, and is defending vigorously against this lawsuit. While recognizing that litigation is inherently uncertain, based upon the information developed to date, management believes that the claims against CCS will not have a material impact on the Company's financial statements.

Fitel USA Corp. and OFS Fitel LLC. On February 3, 2003, Corning filed an action in federal district court for the District of Delaware against Fitel USA Corp. ("Fitel") and OFS Fitel LLC ("OFS") asking the court to declare a Fitel patent invalid, unenforceable, and not infringed by Corning. The patent generally relates to low water content fiber used in coarse wavelength division multiplexing. Fitel and OFS have counterclaimed that Corning has induced infringement of the patent. Corning has denied the allegations of infringement. Based upon the information developed to date, management believes this counterclaim against Corning will not have a material impact on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

a) The annual meeting of shareholders of the Registrant was held on April 24, 2003. At that meeting, the following matters were submitted to a vote of the shareholders of Corning Incorporated: 2003 Corning Incorporated Annual Meeting Final Voting Results.

     Proposal Voting Results

Items (a) and (b)
Nomination and Election of Directors
The Judges subscribed and delivered a certificate reporting that the following nominees for directors had received the number of votes set opposite their respective names

       Name                      Votes For     Votes Withheld
James B. Flaws                1,054,906,565      16,330,255
James R. Houghton             1,051,693,202      19,543,618
James J. O'Connor             1,005,972,355      65,264,465
Deborah D. Reiman             1,053,953,194      17,283,626
Peter F. Volanakis            1,055,177,845      16,058,974
Jeremy R. Knowles             1,053,404,739      17,832,080

Item (c)
                                 Votes For      Votes Against    Votes Withheld
To approve the adoption       1,004,998,122      55,042,597         11,195,701
of the 2003 Variable
Compensation Plan

Item (d)
                                 Votes For      Votes Against    Votes Withheld
To approve the adoption         940,679,042     118,960,107         11,597,271
of the 2003 Equity Plan
for Non-Employee Directors

Item (e)
                                 Votes For      Votes Against    Votes Withheld
To approve the amendment        930,682,898     129,304,963         11,248,559
of the 2000 Employee Equity
Participation Program

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits

          Exhibit Number                Exhibit Name
          --------------                ------------

               12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

              99.1                      Certification Pursuant to 18 U.S.C.
                                        Section 1350, As Adopted Pursuant to
                                        Section 906 of the Sarbanes-Oxley Act
                                        of 2002

              99.2                      Certification Pursuant to 18 U.S.C.
                                        Section 1350, As Adopted Pursuant to
                                        Section 906 of the Sarbanes-Oxley Act
                                        of 2002

     (b)  Reports on Form 8-K

          A report on Form 8-K dated January 23, 2003, was filed in connection with the registrant's 2002 results.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                            CORNING INCORPORATED
                                                (Registrant)






      May 1, 2003                            /s/ JAMES B. FLAWS
-----------------------          -------------------------------------------
         Date                                  James B. Flaws
                                  Vice Chairman and Chief Financial Officer
                                        (Principal Financial Officer)




      May 1, 2003                          /s/ KATHERINE A. ASBECK
-----------------------          -------------------------------------------
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





     May 1, 2003                             /s/ JAMES R. HOUGHTON
---------------------               --------------------------------------
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





     May 1, 2003                               /s/ JAMES B. FLAWS
---------------------               -----------------------------------------
        Date                                     James B. Flaws
                                    Vice Chairman and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number      Exhibit Name
--------------      ------------

      12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                                      Exhibit 12
CORNING INCORPORATED AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED
DIVIDENDS
(In millions, except ratios)

                                                      For the three months ended
                                                            March 31, 2003
                                                      --------------------------

Loss from continuing operations before taxes on income        $     (445)
Adjustments:
    Distributed income of equity investees                             66
    Amortization of capitalized interest                                2
    Fixed charges net of capitalized interest                          46
                                                              -----------

Loss before taxes and fixed charges as adjusted                      (331)
                                                              ===========

Fixed charges:
   Interest incurred                                                   40
   Portion of rent expense which represents an
     appropriate interest factor                                        7
   Amortization of debt costs                                           1
                                                              -----------

Total fixed charges                                                    48
Capitalized interest                                                   (2)
                                                              -----------

Total fixed charges net of capitalized interest                        46
                                                              ===========

Preferred dividends:
   Preferred dividend requirement
   Ratio of pre-tax income to income before
     minority interest and equity earnings                            1.0
                                                              -----------
   Pre-tax preferred dividend requirement

Total fixed charges                                                    48
                                                              -----------

Fixed charges and pre-tax preferred dividend requirement               48
                                                              ===========

Ratio of earnings to fixed charges                                  *
                                                              ===========

Ratio of earnings to combined fixed charges and
  preferred dividends                                               *
                                                              ===========


* Loss before taxes and fixed charges as adjusted were inadequate to cover total fixed charges and inadequate to cover fixed charges and pre-tax dividend requirement by approximately $379 million at March 31, 2003.

                                                                    Exhibit 99.1

                              CORNING INCORPORATED

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Corning Incorporated (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James R. Houghton, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





      May 1, 2003                            /s/ JAMES R. HOUGHTON
-----------------------          ---------------------------------------------
         Date                                  James R. Houghton
                                      Chairman and Chief Executive Officer


A signed original of this written statement required by Section 906 has been provided to Corning Incorporated and will be retained by Corning Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 99.2



                              CORNING INCORPORATED

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Corning Incorporated (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James B. Flaws, Vice Chairman and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






     May 1, 2003                             /s/ JAMES B. FLAWS
----------------------           ---------------------------------------------
        Date                                   James B. Flaws
                                   Vice Chairman and Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to Corning Incorporated and will be retained by Corning Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.