Form 10-Q
period 2003-06-30
CORNING INC /NY
filed 2003-08-06
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 2003
                                   --------------------------------------------

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

1,262,319,619   shares  of  Corning's  Common  Stock,   $0.50  Par  Value,  were
outstanding as of June 30, 2003.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

                                                                           Page
                                                                           ----
    Consolidated Statements of Operations (Unaudited) for
       the three and six months ended June 30, 2003 and 2002                 3

    Consolidated Balance Sheets at June 30, 2003 (Unaudited)
       and December 31, 2002                                                 4

    Consolidated Statements of Cash Flows (Unaudited) for the
       six months ended June 30, 2003 and 2002                               5

    Notes to Consolidated Financial Statements (Unaudited)                   6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               19

Item 3. Quantitative and Qualitative Disclosures About Market Risk          45

Item 4. Controls and Procedures                                             45


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                   46

Item 5. Other Information                                                   52

Item 6. Exhibits and Reports on Form 8-K                                    53

Signatures                                                                  54

Exhibit Index                                                               55

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions, except per share amounts)



                                                                        For the three months ended      For the six months ended
                                                                                 June 30,                       June 30,
                                                                         ------------------------       ------------------------
                                                                           2003            2002           2003           2002
                                                                         ---------      ---------       --------       ---------
Net sales                                                                $     752      $     827       $  1,498       $   1,666
Cost of sales                                                                  571            643          1,117           1,298
                                                                         ---------      ---------       --------       ---------

Gross margin                                                                   181            184            381             368

Operating expenses:
   Selling, general and administrative expenses                                148            188            300             376
   Research, development and engineering expenses                               85            131            178             257
   Amortization of purchased intangibles                                         9             11             18              22
   Restructuring, impairment and other charges and
     credits (Note 2)                                                           49            494            100             494
                                                                         ---------      ---------       --------       ---------

Operating loss                                                                (110)          (640)          (215)           (781)

Interest income                                                                  9             10             17              24
Interest expense                                                               (42)           (44)           (82)            (92)
Asbestos settlement (Note 3)                                                   (39)                         (337)
Gain on repurchases of debt, net (Note 4)                                       13             68             17              68
Other income (expense), net                                                     20                             6              (9)
                                                                         ---------      ---------       --------       ---------

Loss from continuing operations before income taxes                           (149)          (606)          (594)           (790)
Benefit for income taxes                                                       (34)          (184)          (178)           (234)
                                                                         ---------      ---------       --------       ---------

Loss from continuing operations before minority interests
  and equity earnings                                                         (115)          (422)          (416)           (556)
Minority interests                                                              33              6             70              12
Equity in earnings of associated companies, net of impairments                  60             25            119              55
                                                                         ---------      ---------       --------       ---------

Loss from continuing operations                                                (22)          (391)          (227)           (489)
Income from discontinued operations, net of income
  taxes (Note 5)                                                                               21                             29
                                                                         ---------      ---------       --------       ---------

Net loss                                                                 $     (22)     $    (370)      $   (227)      $    (460)
                                                                         =========      =========       ========       =========

Basic and diluted (loss) earnings per common share from (Note 12):
     Continuing operations                                               $   (0.02)     $   (0.41)      $  (0.19)      $   (0.52)
     Discontinued operations (Note 5)                                                        0.02                           0.03
                                                                         ---------      ---------       --------       ---------
Loss per common share                                                    $   (0.02)     $   (0.39)      $  (0.19)      $   (0.49)
                                                                         =========      =========       ========       =========

Shares used in computing per share amounts for basic
  and diluted (loss) earnings per common share                               1,244            948          1,222             947
                                                                         =========      =========       ========       =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                     (In millions, except per share amounts)


                                                                                          Unaudited
                                                                                           June 30,          December 31,
                                                                                             2003                2002
                                                                                         -----------        -------------
Assets

Current assets:
   Cash and cash equivalents                                                              $     747           $   1,426
   Short-term investments, at fair value                                                        766                 664
                                                                                          ---------           ---------
     Total cash and short-term investments                                                    1,513               2,090
   Trade accounts receivable, net of doubtful accounts and allowances - $46; $59                482                 470
   Inventories (Note 6)                                                                         538                 559
   Deferred income taxes                                                                        379                 296
   Other accounts receivable                                                                    155                 358
   Prepaid expenses and other current assets                                                     70                  52
                                                                                          ---------           ---------
       Total current assets                                                                   3,137               3,825

Restricted cash and investments                                                                  97                  82
Investments                                                                                     842                 769
Property, net of accumulated depreciation - $3,542; $3,375                                    3,542               3,705
Goodwill (Note 7)                                                                             1,750               1,715
Other intangible assets, net (Note 7)                                                           185                 213
Deferred income taxes                                                                         1,081                 887
Other assets                                                                                    235                 210
                                                                                          ---------           ---------

Total assets                                                                              $  10,869           $  11,406
                                                                                          =========           =========

Liabilities and Shareholders' Equity

Current liabilities:
   Loans payable                                                                          $     156           $     204
   Accounts payable                                                                             294                 339
   Other accrued liabilities (Note 8)                                                         1,169               1,137
                                                                                          ---------           ---------
       Total current liabilities                                                              1,619               1,680

Long-term debt                                                                                3,095               3,963
Postretirement benefits other than pensions                                                     616                 617
Other liabilities                                                                               668                 396
Commitments and contingencies (Note 9)
Minority interests                                                                               40                  59
Shareholders' equity:
   Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
     Series C mandatory convertible preferred stock - Shares issued: 5.75 million;
     Shares outstanding: 1.47 million and 1.55 million                                          147                 155
   Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion;
     Shares issued: 1,322 million and 1,267 million                                             661                 634
   Additional paid-in capital                                                                 9,905               9,695
   Accumulated deficit                                                                       (5,148)             (4,921)
   Treasury stock, at cost; Shares held: 60 million and 70 million                             (592)               (702)
   Accumulated other comprehensive loss                                                        (142)               (170)
                                                                                          ---------           ---------
       Total shareholders' equity                                                             4,831               4,691
                                                                                          ---------           ---------

Total liabilities and shareholders' equity                                                $  10,869           $  11,406
                                                                                          =========           =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

                                                                                         For the six months ended
                                                                                                 June 30,
                                                                                         -------------------------
                                                                                            2003           2002
                                                                                         ---------       ---------
Cash flows from operating activities:
   Loss from continuing operations                                                        $   (227)     $  (489)
   Adjustments to reconcile loss from continuing operations
      to net cash provided by (used in) operating activities:
     Amortization of purchased intangibles                                                      18           22
     Depreciation                                                                              250          317
     Asbestos settlement                                                                       337
     Restructuring, impairment and other charges and credits                                   100          494
     Gain on repurchases of debt, net                                                          (17)         (68)
     Undistributed earnings of associated companies                                            (24)          28
     Minority interests, net of dividends paid                                                 (70)         (12)
     Deferred tax benefit                                                                     (234)        (125)
     Interest expense on convertible debentures                                                 13           21
     Restructuring payments                                                                   (143)        (116)
     Increases in restricted cash                                                              (21)
     Income tax refund                                                                         191
     Changes in certain working capital items:
        Trade accounts receivable                                                               17           26
        Inventories                                                                             34           24
        Other current assets                                                                    (4)         (56)
        Accounts payable and other current liabilities,
          net of restructuring payments                                                       (173)        (181)
     Other, net                                                                                  1          (77)
                                                                                          --------      -------
Net cash provided by (used in) operating activities                                             48         (192)
                                                                                          --------      -------

Cash flows from investing activities:
   Capital expenditures                                                                       (110)        (210)
   Net proceeds from sale of precision lens business                                             9
   Net proceeds from sale or disposal of assets                                                 43           36
   Net increase in long-term investments and other
     long-term assets                                                                           (4)          (9)
   Short-term investments - acquisitions                                                    (1,061)        (847)
   Short-term investments - liquidations                                                       956        1,648
   Restricted investments - liquidations                                                         6
   Other, net                                                                                    1           (2)
                                                                                          --------      -------
Net cash (used in) provided by investing activities                                           (160)         616
                                                                                          --------      -------

Cash flows from financing activities:
   Net repayments of loans payable                                                             (54)        (474)
   Proceeds from issuance of long-term debt                                                                  11
   Repayments of long-term debt                                                               (823)        (155)
   Proceeds from issuance of common stock, net                                                 281           33
   Cash dividends paid to preferred shareholders                                                (6)
                                                                                          --------      -------
Net cash used in financing activities                                                         (602)        (585)
                                                                                          --------      -------
Effect of exchange rates on cash                                                                35           23
                                                                                          --------      -------
Cash used in continuing operations                                                            (679)        (138)
Cash provided by discontinued operations (Note 5)                                                            41
                                                                                          --------      -------
Net decrease in cash and cash equivalents                                                     (679)         (97)
Cash and cash equivalents at beginning of period                                             1,426        1,037
                                                                                          --------      -------

Cash and cash equivalents at end of period                                                $    747      $   940
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

Corning Incorporated is a world-leading provider of optical fiber, cable, and hardware and equipment products for the telecommunications industry; high-performance glass for computer monitors and television screens; advanced optical materials for the semiconductor industry and the scientific community; scientific laboratory products for the scientific community; ceramic substrates for the automotive industry; specialized polymer products for biotechnology applications; and other technologies.

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

GAAP requires management to make certain estimates and judgments that are reflected in the reported amounts of assets, liabilities, revenues and expenses and also in the disclosure of contingent liabilities. The actual results may differ from the estimates. Management exercises judgment and makes estimates for allowance for bad debts, inventory obsolescence, product warranty, in-process research and development, restructuring charges, asset and goodwill impairments, depreciation, pension and postretirement benefits, income taxes, litigation and other contingencies. Management reviews these estimates on a systematic basis and, if necessary, any material adjustments are reflected in the consolidated financial statements in the period that they are deemed necessary.

The results for interim periods are not necessarily indicative of results which may be expected for any other interim period, or for the full year. These interim consolidated financial statements should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended December 31, 2002.

Corning began recognizing equity earnings from Dow Corning Corporation ("Dow Corning") in the first quarter of 2003 since it concluded that the emergence of Dow Corning from bankruptcy protection is probable based on the Bankruptcy Court's findings on December 11, 2002. See Part II-Other Information, Item 1, Legal Proceedings for a history of this matter.

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


(In millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the three months               For the six months
                                                                            ended June 30,                    ended June 30,
                                                                       -------------------------        -------------------------
                                                                          2003            2002             2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations - as reported                          $     (22)     $    (391)        $   (227)      $    (489)
Add:  Stock-based employee compensation expense
  determined under APB No. 25, included in reported
  loss from continuing operations, net of tax                                                 1                1               2
Less:  Stock-based employee compensation expense
  determined under fair value based method, net of tax                       (34)           (69)             (69)           (137)
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations - pro forma                            $     (56)     $    (459)        $   (295)      $    (624)

Loss per common share from continuing operations:
    Basic and diluted - as reported                                    $  (0.02)      $   (0.41)        $  (0.19)      $   (0.52)
    Basic and diluted - pro forma                                      $  (0.05)      $   (0.48)        $  (0.24)      $   (0.66)
------------------------------------------------------------------------------------------------------------------------------------

For purposes of SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following are weighted-average assumptions used for grants under Corning stock plans in 2003 and 2002, respectively:

------------------------------------------------------------------------------------------------------------------------------------
For Options                         For the three months ended June 30,                 For the six months ended June 30,
                                    -----------------------------------                 ---------------------------------
Granted During                        2003                      2002                    2003                       2002
------------------------------------------------------------------------------------------------------------------------------------

Expected life in years                  5                         6                       5                          6
Risk free interest rate               2.8%                      4.5%                    2.9%                       4.4%
Expected volatility                  79.6%                     77.3%                   78.4%                      77.2%
------------------------------------------------------------------------------------------------------------------------------------

Changes in the status of outstanding options were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                     Number of Options         Weighted-Average
                                                      (in thousands)            Exercise Price
                                                     -----------------         ----------------

Options outstanding December 31, 2002                     97,327                  $  26.47
Options granted under plans                               32,418                  $   4.99
Options exercised                                            (68)                 $   2.38
Options terminated                                          (381)                 $  13.47
                                                       ---------

Options outstanding June 30, 2003                        129,296                  $  21.13
                                                       =========                  ========
Options exercisable June 30, 2003                         61,900                  $  27.67
                                                       =========                  ========

------------------------------------------------------------------------------------------------------------------------------------

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. Corning has leased equipment from three unconsolidated special purpose entities whose sole purpose is the leasing of equipment to Corning. Management has assessed the impact of this interpretation and determined that Corning will be considered the primary beneficiary of one existing special purpose entity and therefore would need to consolidate this entity beginning on July 1, 2003. The assets and debt of this entity at June 30, 2003, approximates $32 million and $34 million, respectively. Corning has also evaluated the impacts of this interpretation on two other entities and determined that Corning is not the primary beneficiary for both entities. The assets and debt of these entities total $12 million. The adoption of this accounting standard will not have a material effect on Corning's results of operations or financial position.

The FASB also recently issued the following pronouncements:

     SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities"
     SFAS  No.  150,   "Accounting  for  Certain   Financial   Instruments  with
     Characteristics of both Liabilities and Equity"

The adoption of these accounting standards will not have a material effect on Corning's results of operations or financial position.

2.   Restructuring, Impairment and Other Charges and Credits

First Quarter
-------------

In the first quarter of 2003, Corning recorded charges for the shut-down of the conventional video components business and the optical switching product line which were announced on April 15, 2003 and February 13, 2003, respectively. Corning also recorded credits related to prior years' restructuring and impairment charges discussed below.

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

On April 15, 2003, Corning announced that it had agreed with its partner to cease production. Corning impaired the long-lived assets of this business to estimated salvage value and recorded a charge of $62 million ($19 million after-tax and minority interest). In connection with the cessation of operations, the partners have reached agreement on the shared funding of CAV's obligations. Corning expects the restructuring costs to require $45 million to $60 million in cash spending. As the business winds down, Corning will assess whether the disposal of this business qualifies for discontinued operations treatment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

Second Quarter
--------------

In the second quarter of 2003, Corning recorded restructuring, impairment and other charges of $125 million ($62 million after-tax and minority interest), offset by credits related to prior years' restructuring charges of $76 million ($59 million after-tax) resulting in a net pre-tax charge of $49 million ($3 million after-tax and minority interest). These charges primarily relate to the exit of the conventional video components business and the photonic technologies business. The charges also reflect certain restructuring actions taken during the second quarter of 2003 relating to Corning's other businesses. A summary of these charges and credits follow:

Conventional Video Components

In the second quarter of 2003, Corning recorded a restructuring charge of $54 million ($15 million after-tax and minority interest). The charge included $18 million for employee separation costs, $19 million for exit costs and $17 million for curtailments related to pension and postretirement health care benefits.

In June, CAV announced that it had signed a definitive agreement to sell tangible assets to Henan Anyang CPT Glass Bulb Group, Electronic Glass Co., Ltd., located in China. The proceeds from this sale may offset a significant portion of the cash spending on restructuring. The sale is expected to be completed in the second half of 2003 at which time Corning anticipates recognizing a gain of approximately $40 million ($13 million after-tax and minority interest).

Photonic Technologies

On May 12, 2003, Corning entered into an agreement to sell a significant portion of its photonic technologies business to Avanex Corporation ("Avanex") in exchange for Avanex common stock. In connection with this transaction, Avanex will also acquire Alcatel Optronics and combine its existing business with the two acquisitions to strengthen its position as a market-leading photonics provider. When this transaction is completed, Corning will own 17% of Avanex's common stock and account for this investment under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as available-for-sale. Avanex will acquire specifically identified inventories and equipment at the Erwin Park, NY and Milan, Italy locations. Corning will pay Avanex $20 million plus an undetermined amount (not to exceed $14 million) for product warranty liabilities upon closing of the transaction which is expected in the third quarter. Based upon the Avanex closing stock price at June 30, 2003, the value of stock to be received by Corning is $85 million. The net book value of the assets to be sold to Avanex (including the $20 million of cash to be contributed to Avanex and a portion of the Telecommunications segment goodwill) approximates $85 million. The ultimate value of Avanex stock received will be determined using the Avanex closing stock price at the transaction closing date with any resulting gain or loss being recorded at such time. See Note 14.

In the second quarter of 2003, Corning recorded a charge of $33 million ($22 million after-tax) related to the exit of the photonics business. The charge included $7 million for employee separation costs, $14 million for exit costs, $7 million for curtailments related to pension and postretirement benefits and $5 million to impair the remaining assets.

Also in the second quarter, Corning increased the deferred tax valuation allowance by $21 million as it does not expect to realize certain deferred tax assets in Italy related to the photonics business. This charge is reflected in the statement of operations under "Benefit for income taxes."

Finally, Corning impaired $7 million of equity investments in this business that will be abandoned as part of the exit from the business. This charge is reflected in the statement of operations under, "Equity in earnings of associated companies, net of impairments."

Other

Corning also recorded $38 million of restructuring and impairment charges primarily related to the telecommunications businesses and administrative staffs. The charge included $17 million for employee separation costs, $2 million for curtailments related to pension and postretirement benefits and $19 million for impairments for assets held for sale or abandonment.

Credits

The current restructuring reserve continues to be evaluated as plans are being executed. In addition, since the restructuring program is an aggregation of many individual plans currently being executed, actual costs have differed from estimated amounts. As a result, there may be additional charges or reversals.

In the second quarter of 2003, Corning recorded a $76 million ($59 million after-tax) credit related to prior years' restructuring and impairment charges, primarily in the Telecommunications segment. The reversals included $27 million related to employee separation costs which were less than estimated, $25 million related to a decision to change the restructuring plans and not exit a small cabling business and $24 million related to proceeds in excess of assumed salvage values for assets that were previously impaired and certain assets Corning decided to retain.


The following table illustrates the charges, credits and balances of the restructuring reserves as of June 30, 2003 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                  Six months                             Six months ended                Remaining
                                                  ended June      Reversals       Net      June 30, 2003      Cash      reserve at
                                     January 1,    30, 2003      to existing   charges/      Non-cash       payments     June 30,
                                        2003        charge          plans     (reversals)     charges        in 2003       2003
------------------------------------------------------------------------------------------------------------------------------------
Restructuring charges:
Employee related costs                 $  273       $    81       $   (49)      $   32        $ (27)        $  (124)    $   154
Other charges                             132            33           (15)          18                          (19)        131
                                       ----------------------------------------------------------------------------------------
     Total restructuring charges       $  405       $   114       $   (64)      $   50        $ (27)        $  (143)    $   285
                                       ----------------------------------------------------------------------------------------

Impairment of long-lived assets:
Assets to be held and used                          $    62                     $   62
Assets to be disposed of by sale
  or abandonment                                         28       $   (45)         (17)
Cost investments                                          5                          5
                                                    ------------------------------------
     Total impairment charges                       $    95       $   (45)      $   50
                                                    ------------------------------------

Total restructuring and impairment
  charges and credits                               $   209       $  (109)      $  100
Tax benefit and minority interest                      (114)           29          (85)
                                                    ------------------------------------
Restructuring, impairment and other
  charges and credits, net                          $    95       $  (80)       $   15
                                                    ------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

Almost half of the remaining $285 million restructuring reserve is expected to be paid by December 31, 2003. Cash payments for employee-related costs will be substantially completed by mid-2004, while payments for exit activities will be substantially completed by 2005.

The following table illustrates the headcount reduction amongst U.S. Hourly, U.S. Salaried and Non-U.S. positions related to the 2003 plans:

--------------------------------------------------------------------------------
Headcount reduction
--------------------------------------------------------------------------------
                          U.S. Hourly    U.S. Salaried     Non-U.S.     Total
--------------------------------------------------------------------------------

Headcount reduction           950            600             150        1,700
                          ======================================================

--------------------------------------------------------------------------------

As of June 30, 2003, approximately 6,600 of the 7,100 employees had been separated under the 2002 plans and approximately 1,100 of the 1,700 employees had been separated under the 2003 plans.

2002 Restructuring Actions
--------------------------

During the second quarter of 2002, Corning undertook actions to reduce its costs, primarily relating to the Telecommunications segment. The intent to do so was announced in April 2002.

The following table illustrates the charges, credits and balances of the restructuring reserves as of June 30, 2002:

(In millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Remaining
                                                                             Net                          Cash          reserve
                                                          January 1,      charges/       Non-cash       payments        June 30,
                                                             2002        reversals       charges        in 2002           2002
------------------------------------------------------------------------------------------------------------------------------------
Restructuring charges:
Employee related costs                                    $    198       $     187 (a)  $    (30)       $  (105)       $     250
Other charges                                                   78              12                          (11)              79
                                                          ----------------------------------------------------------------------
Total restructuring charges                               $    276       $     199      $    (30)       $  (116)       $     329
                                                          ----------------------------------------------------------------------

Impairment of long-lived assets:
Assets held for disposal                                                 $     235 (b)  $     235
Cost investments                                                                60             60
                                                                         ------------------------
     Total impairment charges                                            $     295      $     295
                                                                         ------------------------

Total restructuring and impairment
  charges and credits                                                    $     494
Tax benefit                                                                    166
                                                                         ---------
Restructuring, impairment and other
  charges and credits, net                                               $     328
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

     Restructuring Charges
     ---------------------
     The $192 million of employee related costs entailed the elimination of approximately 3,600 positions in the Telecommunications segment and corporate research and administrative staffs organizations, of which 1,600 employees were separated at June 30, 2002.

     Impairment of Plant and Equipment
     ---------------------------------
     Corning recorded $224 million to impair plant and equipment related to facilities to be shutdown or disposed, primarily in the fiber and cable business, the photonic technologies business and certain research facilities. Of this total charge, $107 million pertained to construction projects in the fiber and cable business abandoned in 2001, primarily in Concord, NC and Oklahoma City, OK. The impairment charges were determined based on the amount by which the carrying value exceeded the fair market value of the asset.

     Loss on Divestiture
     -------------------
     In May 2002, Corning completed the sale of its appliance controls group which was included in the controls and connectors business in the Telecommunications segment. In 2002, Corning received cash of $30 million and recorded a loss on the sale of approximately $16 million ($10 million after-tax).

     Impairment of Cost Investments
     ------------------------------
     In the second quarter, Corning recorded a $60 million charge for other than temporary declines in certain cost investments in the Telecommunications segment. These investments were written off.

3.   Asbestos Settlement

On March 28, 2003, Corning announced that it had reached agreement with the representatives of asbestos claimants for the settlement of all current and future non-premises asbestos claims against Corning and Pittsburgh Corning Corporation (PCC), which might arise from PCC products or operations.

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

Corning's settlement will require the contribution, when the plan becomes effective, of Corning's equity interest in PCC, its one-half equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and 25 million shares of Corning common stock. The common stock will be marked-to-market each quarter until it is contributed to the settlement trust, thus resulting in adjustments to income and the settlement liability as appropriate. Corning will also make cash payments with a current value of $133 million over six years beginning in June 2005. In addition, Corning will assign insurance policy proceeds from its primary insurance and a portion of its excess insurance as part of the settlement. Corning recorded a charge of $298 million ($192 million after-tax) in the first quarter. In the second quarter, Corning recorded an additional $39 million charge ($24 million after-tax) to mark-to-market the value of the common stock. The carrying value of Corning's stock in PCE and the fair value as of June 30, 2003, of 25 million shares of Corning common stock have been reflected in current liabilities. The remaining $133 million, representing the net present value of the cash payments, discounted at 5.5%, is recorded in noncurrent liabilities. See Part II-Other Information, Item 1, Legal Proceedings for a history of this matter.

4.   Gain on Repurchases of Debt, Net

In June 2003, Corning repurchased and retired 834,000 zero coupon convertible debentures with an accreted value of $652 million for cash of $623 million in a modified Dutch tender offer. Corning recorded a gain of $13 million ($8 million after-tax) net of the write-off of the unamortized issuance costs and deal costs in the second quarter.

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

The balance of zero coupon convertible debentures remaining as of June 30, 2003, was 886,044 debentures with an accreted value of $693 million. See Note 14.

5.   Discontinued Operations

Summarized selected financial information for the discontinued operations related to the precision lens business was as follows (in millions):
--------------------------------------------------------------------------------
                           For the three months ended   For the six months ended
                                 June 30, 2002               June 30, 2002
--------------------------------------------------------------------------------

Net sales                          $      69                   $     128
                                   =========                   =========


Income before taxes                $      27                   $      43
Provision for income taxes                 6                          14
                                   ---------                   ---------

Net income                         $      21                   $      29
                                   =========                   =========

--------------------------------------------------------------------------------

6.   Inventories

Inventories shown on the accompanying balance sheets were comprised of the following (in millions):
--------------------------------------------------------------------------------
                                   June 30,                    December 31,
                                     2003                          2002
--------------------------------------------------------------------------------
Finished goods                     $    170                     $    212
Work in process                         131                          115
Raw materials and accessories           145                          135
Supplies and packing materials           92                           97
--------------------------------------------------------------------------------
Total inventories                  $    538                     $    559
--------------------------------------------------------------------------------

7.   Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2003, were as follows (in millions):
--------------------------------------------------------------------------------
                                 Telecom-
                                munications      Technologies        Total
--------------------------------------------------------------------------------

Balance at January 1, 2003       $  1,556           $  159        $   1,715
Foreign currency translation           30                                30
Other                                   5                                 5
--------------------------------------------------------------------------------
Balance at June 30, 2003         $  1,591           $  159        $   1,750
--------------------------------------------------------------------------------


Other intangible assets consisted of the following (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                           June 30, 2003                             December 31, 2002
                                                 -------------------------------------------------------------------------------
                                                             Accumulated                                 Accumulated
                                                  Gross     Amortization      Net             Gross     Amortization     Net
------------------------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Patents and trademarks                      $  140       $    48      $    92           $  138       $   40       $    98
     Non-competition agreements                     110            75           35              106           62            44
     Other                                            4             1            3                5            2             3
                                                 -----------------------------------         -----------------------------------
         Total amortized intangible assets          254           124          130              249          104           145
                                                 -----------------------------------         -----------------------------------

Other intangible assets:
     Intangible pension assets                       55                         55               68                         68
                                                 -----------------------------------         -----------------------------------
Total                                            $  309       $   124      $   185           $  317       $  104       $   213
------------------------------------------------------------------------------------------------------------------------------------

Amortized intangible assets are primarily related to the Telecommunications segment.

Amortization expense related to these intangible assets is expected to be in the range of approximately $20 million to $35 million annually from 2003 to 2007.

8.   Product Warranty Liability

Provisions for estimated expenses related to product warranties are made at the time the products are sold using historical experience as a prediction of expected settlements. Reserves are adjusted when experience indicates an expected settlement will differ from initial estimates. Corning's reserve relates primarily to its Telecommunications segment. Reserves for warranty items are included in other accrued liabilities. A reconciliation of the changes in the product warranty liability during the six months ended June 30, 2003, was as follows (in millions):

--------------------------------------------------------------------------------
Balance at January 1, 2003                                          $   64
Accruals                                                                 1
Adjustments to liability existing on January 1, 2003                    (9)
Settlements made during 2003                                            (8)
Effect of foreign currency translation                                   2
                                                                    ------
Balance at June 30, 2003                                            $   50
--------------------------------------------------------------------------------

9.   Commitments and Contingencies

From time to time, Corning is subject to uncertainties and litigation and is not always able to predict the outcome of these items with assurance. Various legal actions, claims and proceedings are pending against Corning, including those arising out of alleged product defects, shareholder matters, product warranties, patents, asbestos and environmental matters. These issues are discussed in Part II-Other Information, Item 1, Legal Proceedings of this Form 10-Q.

At  June  30,  2003,   Corning's   commitments   and   contingencies   decreased
approximately $83 million to $452 million from those disclosed at December 31, 2002, in Corning's 2002 Form 10-K filed February 20, 2003.

10.  Shareholders' Equity

On April 28, 2003, Corning announced an equity offering of 50 million shares of common stock generating net proceeds to Corning of approximately $267 million. Corning used the net proceeds of this offering and approximately $356 million of existing cash to reduce debt through a tender offer in the second quarter of 2003 as discussed in Notes 4 and 14.

11.  Comprehensive Loss

Comprehensive loss, net of tax, was as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                        For the three months                      For the six months
                                                           ended June 30,                           ended June 30,
                                                     ----------------------------            ---------------------------
                                                         2003             2002                  2003              2002
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                             $     (22)        $    (370)            $   (227)        $    (460)
Other comprehensive (loss) income                           (9)              110                   28                85
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                             $     (31)        $    (260)            $   (199)        $    (375)
------------------------------------------------------------------------------------------------------------------------------------

12.  Loss Per Common Share

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

The potential common shares excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive and the amount of stock options excluded from the calculation of diluted loss per common share because their exercise price was greater than the average market price of the common shares of the periods presented was as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                           For the three months             For the six months
                                                                              ended June 30,                  ended June 30,
                                                                          ----------------------           --------------------
                                                                           2003         2002                2003         2002
------------------------------------------------------------------------------------------------------------------------------------
Potential common shares excluded from the calculation
  of diluted loss per common share:
     Stock options                                                          15                               12
     7% mandatory convertible preferred stock                               77                               77
     Convertible preferred stock                                                           1                               1
     4.875% convertible notes                                                6             6                  6            6
     3.5% convertible debentures                                            69            69                 69           69
     Zero coupon convertible debentures                                     11            21                 12           21
                                                                          --------------------------------------------------
     Total                                                                 178            97                176           97
                                                                          ==================================================

Stock options excluded from the calculation of diluted loss
  per share because the exercise price was greater
  than the average market price of the common shares                        91            86                 90           79
                                                                          ==================================================

------------------------------------------------------------------------------------------------------------------------------------

13.  Operating Segments

Corning's reportable operating segments consist of Telecommunications and Technologies. Corning includes the earnings of equity affiliates that are closely associated with Corning's operating segments in segment results.

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


                                                                         Telecom-                      Non-segment/     Consolidated
                                                                        munications     Technologies    Other items         Total
                                                                        -----------     ------------   ------------     ------------
For the three months ended June 30, 2003
Net sales                                                                $    347        $    400        $     5         $    752
Research, development and engineering expenses (1)                       $     32        $     55        $    (2)        $     85
Restructuring, impairment and other charges and credits (2)              $    (19)       $     58        $    10         $     49
Interest expense (3)                                                     $     22        $     20                        $     42
Benefit for income taxes (4)                                             $     (5)       $     (8)       $   (21)        $    (34)
Loss before minority interests and equity (losses)
  earnings (5)(6)                                                        $    (53)       $    (43)       $   (19)        $   (115)
Minority interests (7)                                                                         33                              33
Equity in (losses) earnings of associated companies (8)                        (8)             43             25               60
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $    (61)       $     33        $     6         $    (22)
                                                                         ========        ========        =======         ========

For the three months ended June 30, 2002
Net sales                                                                $    437        $    385        $     5         $    827
Research, development and engineering expenses (1)                       $     86        $     45                        $    131
Restructuring, impairment and other charges and credits (2)              $    369        $      3        $   122         $    494
Interest expense (3)                                                     $     25        $     17        $     2         $     44
(Benefit) provision for income taxes                                     $   (191)       $      5        $     2         $   (184)
Loss before minority interests and equity
  (losses) earnings (5)(6)                                               $   (384)       $     (4)       $   (34)        $   (422)
Minority interests                                                                              5              1                6
Equity in (losses) earnings of associated companies (8)                       (17)             41              1               25
Income from discontinued operations                                                                           21               21
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $   (401)       $     42        $   (11)        $   (370)
                                                                         ========        ========        =======         ========

For the six months ended June 30, 2003
Net sales                                                                $    699        $    788        $    11         $  1,498
Research, development and engineering expenses (1)                       $     70        $    110        $    (2)        $    178
Restructuring, impairment and other charges and credits (2)              $    (28)       $    118        $    10         $    100
Interest expense (3)                                                     $     43        $     39                        $     82
Benefit for income taxes (4)                                             $    (30)       $    (15)       $  (133)        $   (178)
Loss before minority interests and equity (losses)
  earnings (5)(6)                                                        $   (113)       $    (98)       $  (205)        $   (416)
Minority interests (7)                                                                         70                              70
Equity in (losses) earnings of associated companies (8)                       (11)             87             43              119
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $   (124)       $     59        $  (162)        $   (227)
                                                                         ========        ========        =======         ========

For the six months ended June 30, 2002
Net sales                                                                $    902        $    754        $    10         $  1,666
Research, development and engineering expenses (1)                       $    172        $     85                        $    257
Restructuring, impairment and other charges and credits (2)              $    369        $      3        $   122         $    494
Interest expense (3)                                                     $     57        $     33        $     2         $     92
(Benefit) provision for income taxes                                     $   (255)       $      4        $    17         $   (234)
Loss before minority interests and equity
  (losses) earnings (5)(6)                                               $   (522)       $     (8)       $   (26)        $   (556)
Minority interests                                                                             11              1               12
Equity in (losses) earnings of associated companies (8)                       (21)             74              2               55
Income from discontinued operations                                                                           29               29
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $   (543)       $     77        $     6         $   (460)
                                                                         ========        ========        =======         ========

(1) Non-direct research, development and engineering expenses are allocated based upon direct project spending for each segment.
(2)  Related tax benefit (expense):
         Three months ended June 30, 2003: $2, $12, $4 and $18.
         Three months ended June 30, 2002: $125, $1, $40 and $166.
         Six months ended June 30, 2003: $(2), $24, $4 and $26.
         Six months ended June 30, 2002: $125, $1, $40 and $166.
(3) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(4) Benefit for income taxes related to the Telecommunications segment in 2003 includes an increase to the deferred tax asset valuation allowance of approximately $21 million.
(5) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(6) Includes an allocation of depreciation of corporate property, plant and equipment not specifically identifiable to a segment. Related depreciable assets are not allocated to segment assets.
(7) Includes $28 million and $59 million for the three and six months of 2003, respectively, related to impairments of CAV.
(8) Includes $7 million for the three and six months of 2003 to impair equity investments in Telecommunications.
     Includes $14 million for the three and six months of 2002 to impair equity investments in Telecommunications.


Non-segment/other items net income (loss) is detailed below:
                                                                    Three months ended            Six months ended
                                                                         June 30,                     June 30,
                                                                  ----------------------       ----------------------
                                                                     2003         2002           2003         2002
                                                                  ---------     --------       ---------    ---------
Non-segment (loss) income and other (1)                           $     (13)    $     12       $     (25)   $      21
Non-segment restructuring, impairment and other charges                 (10)        (122)            (10)        (122)
Interest income                                                           9           10              17           24
Asbestos settlement                                                     (39)                        (337)
Gain on repurchases of debt, net                                         13           68              17           68
Benefit (provision) for income taxes                                     21           (2)            133          (17)
Minority interests                                                                     1                            1
Equity in earnings of associated companies (2)                           25            1              43            2
Income from discontinued operations                                                   21                           29
                                                                  ---------     --------       ---------    ---------
Net income (loss)                                                 $       6     $    (11)      $    (162)   $       6
                                                                  =========     ========       =========    =========

(1)  Includes non-segment operations and other corporate activities.
(2)  Includes  amounts  derived  from  corporate   investments  and  activities,
     primarily Dow Corning Corporation in 2003.

14. Subsequent Events

In July and August 2003, Corning repurchased and retired or reached an agreement to repurchase and retire 246,000 zero coupon convertible debentures with an accreted value of $192 million for cash of $187 million. In addition, Corning repurchased and retired 60,000 euro notes with a book value of 60 million euros for cash of 63 million euros (including accrued interest), or $70 million. The respective gains and losses from these transactions will effectively net to a gain under $1 million. The balance of zero coupon convertible debentures expected to remain when these transactions are completed in mid August will be 640,044 with a book value of $501 million.

In July 2003, Corning completed an equity offering of 45 million shares of common stock generating net proceeds to Corning of approximately $363 million. Corning expects to use the net proceeds of this offering to reduce debt through open market repurchases, public tender offers or other methods, and for general corporate purposes. Corning will invest the net proceeds in short-term, interest bearing, investment grade obligations until they are applied as described.

On July 31, 2003, Corning completed the sale of certain assets from the photonic technologies business to Avanex in exchange for 21 million shares of Avanex common stock. Corning also paid Avanex $20 million in cash. Corning does not expect this transaction to have a significant impact on its results for the third quarter of 2003. See Note 2.

ITEM 2.
                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------


The following management's discussion and analysis of financial condition and results of operations (MDA) should be read in conjunction with the MDA included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

In the second quarter of 2003, our Telecommunications segment continued to be depressed as major carriers continued to withhold capital spending and, as expected, sales to Japan and China declined from the first quarter. At the same time, our Technologies segment exhibited modest growth as strong gains in the liquid crystal display and ceramics substrate businesses were offset by extremely soft demand for high-purity fused silica products and the shut-down of the conventional video components business.

We announced our decision to exit our photonic technologies business through an agreement to sell a significant portion of the business. The transaction closed on July 31, 2003. We recorded total second quarter charges of $33 million ($22 million after-tax) to exit this business. In addition, we recorded charges of $54 million ($15 million after-tax and minority interest) related to the closing of our conventional video components business. We also incurred $38 million ($25 million after-tax) of restructuring and impairment charges for several other businesses and recorded credits of $76 million ($59 million after-tax) for revisions to prior years' restructuring and impairment charges. A net restructuring and impairment charge of $49 million ($3 million after-tax and minority interest) combined with a $39 million ($24 million after-tax) mark-to-market adjustment related to our asbestos settlement regarding Pittsburgh Corning Corporation (PCC) led to a net loss of $22 million for the second quarter.

We also strengthened our balance sheet in the second quarter by repurchasing and retiring a significant portion of our zero coupon convertible debentures through a tender offer in June. Additionally, we completed several open market repurchases of zero coupon convertible debentures and euro notes in July and August.

RESULTS OF CONTINUING OPERATIONS

Selected highlights from our results of continuing operations for the second quarter and six months were as follows (in millions, except per share amounts and percentages):

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Three months ended                  Six months ended
                                                                       June 30,                           June 30,
                                                              --------------------------         --------------------------
                                                                2003              2002             2003              2002
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                     $     752         $    827         $   1,498         $  1,666

Gross margin                                                  $     181         $    184         $     381         $    368
  (gross margin %)                                                  24%              22%               25%              22%

Selling, general and administrative expenses                  $     148         $    188         $     300         $    376
  (as a % of net sales)                                             20%              23%               20%              23%

Research, development and engineering expenses                $      85         $    131         $     178         $    257
  (as a % of net sales)                                             11%              16%               12%              15%

Restructuring, impairment and other charges
  and credits                                                 $      49         $    494         $     100         $    494
  (as a % of net sales)                                              7%              60%                7%              30%

Operating loss                                                $   (110)         $  (640)         $   (215)         $  (781)
  (as a % of net sales)                                           (15)%            (77)%             (14)%            (47)%

Asbestos settlement                                           $    (39)                          $   (337)
  (as of % of net sales)                                           (5)%                              (23)%

Loss from continuing operations                               $    (22)         $  (391)         $   (227)         $  (489)
  (as a % of net sales)                                            (3)%            (47)%             (15)%            (29)%
------------------------------------------------------------------------------------------------------------------------------------

Net sales

Consolidated net sales for the second quarter of 2003 decreased 9%, or $75 million, from sales reported in the prior year quarter. Net sales for the six-month period ended June 30, 2003, decreased 10%, or $168 million, compared to the prior year period. The sales decrease for both periods was most pronounced in the Telecommunications segment where significantly lower demand in most businesses and price declines for our optical fiber and cable products drove a sales decline in that segment of 21%, or $90 million, compared to the prior year quarter and a decline of 23%, or $203 million, compared to the prior year six-month period. Sales in the Technologies segment for the second quarter of 2003 increased 4%, or $15 million, compared to the second quarter of 2002, while net sales for the six months ended June 30, 2003, increased 5%, or $34 million, compared to the prior year period. The increase for both periods was primarily due to strong demand for liquid crystal display glass and our ceramic substrate products, partially offset by extremely weak demand for high-purity fused silica and conventional television funnels.

Gross margin

As a percentage of net sales, gross margin improved 2 points in the second quarter of 2003 to 24%, compared to the prior year quarter and improved 3 points in the six months ended June 30, 2003, to 25%, compared to the prior year period. The improvement in both periods was primarily due to lower depreciation and other fixed costs due to the restructuring actions taken primarily in the Telecommunications segment in 2002. Gross margin in the Telecommunications segment improved 4 points over both the prior year quarter and six-month period despite downward pricing pressure that continued to negatively impact gross margins, primarily in the optical fiber and cable business. Gross margin in the Technologies segment decreased approximately 1 point from the second quarter of 2002 as strong gains in display technologies and environmental technologies were more than offset by weak performance in the semiconductor business and the conventional video components business which recorded a $9 million write-down of inventory. Gross margin in the Technologies segment improved 2 points over the six-month period of 2002. Improvements in the display technologies business and the environmental technologies business were partially offset by the write-down of inventory in the conventional video components business and weak performance in the semiconductor business.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses decreased 21%, or $40 million, in the second quarter of 2003, compared to the prior year quarter, while SG&A as a percentage of net sales improved 3 points, compared with the second quarter of 2002. SG&A expenses decreased 20%, or $76 million, for the six months ended June 30, 2003, compared to the prior year period, while SG&A as a percentage of net sales improved 3 points, compared to the prior year period. The decrease in SG&A for the quarter and six months reflected the cost savings which resulted from the restructuring actions that began in 2001.

Research, development and engineering

Research, development and engineering (RD&E) expenses decreased 35%, or $46 million, in the second quarter of 2003, compared to the prior year quarter, while RD&E as a percentage of net sales, decreased 5 points compared with the second quarter of 2002. RD&E expenses decreased 31%, or $79 million, for the six months ended June 30, 2003, compared to the prior year period while RD&E as a percentage of net sales improved 3 points, compared to the prior year period. The decrease in RD&E for the quarter and six months reflected the cost savings which resulted from the restructuring actions that began in 2001.

Restructuring, impairment and other charges and credits

First Quarter
-------------

In the first quarter of 2003, we recorded charges for the shut-down of our conventional video components business and our optical switching product line which were announced on April 15, 2003 and February 13, 2003, respectively. We also recorded credits related to prior years' restructuring and impairment charges discussed below. See Note 2 to the consolidated financial statements.

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

On April 15, 2003, we announced that we had agreed with our partner to cease production. We impaired the long-lived assets of this business to estimated salvage value and recorded a charge of $62 million ($19 million after-tax and minority interest). In connection with the cessation of operations, the partners have reached agreement on the shared funding of CAV's obligations. We expect the restructuring costs to require $45 million to $60 million in cash spending. As the business winds down, we will assess whether the disposal of this business qualifies for discontinued operations treatment under Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Optical Switching

We recorded a charge of $17 million ($11 million after-tax) associated with the discontinuance of the optical switching product line in the photonic technologies business due to the downturn in the telecommunications industry. The charge included $13 million for employee separation costs and $4 million for asset impairments related to equipment.

Impairment of Cost Investments

In the first quarter, we recorded a $5 million ($3 million after-tax) charge for
other  than   temporary   declines   in   certain   cost   investments   in  the
Telecommunications segment.

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

Second Quarter
--------------

In the second quarter of 2003, we recorded restructuring, impairment and other charges of $125 million ($62 million after-tax and minority interest), offset by credits related to prior years' restructuring charges of $76 million ($59 million after-tax) resulting in a net pre-tax charge of $49 million ($3 million after-tax and minority interest). These charges primarily relate to our exit of the conventional video components business and the photonic technologies business. The charges also reflect certain restructuring actions taken during the second quarter of 2003 relating to our other businesses. A summary of these charges and credits follow:

Conventional Video Components

In the second quarter of 2003, we recorded a restructuring charge of $54 million ($15 million after-tax and minority interest). The charge included $18 million for employee separation costs, $19 million for exit costs and $17 million for curtailments related to pension and postretirement health care benefits.

In June, CAV announced that it had signed a definitive agreement to sell tangible assets to Henan Anyang CPT Glass Bulb Group, Electronic Glass Co., Ltd., located in China. The proceeds from this sale may offset a significant portion of the cash spending on restructuring. The sale is expected to be completed in the second half of 2003 at which time we anticipate recognizing a gain of approximately $40 million ($13 million after-tax and minority interest).

Photonic Technologies

On May 12, 2003, we entered into an agreement with Avanex Corporation ("Avanex") to sell certain assets related to our photonic technologies business in exchange for 21 million shares of Avanex common stock. On July 31, 2003, we completed this sale. Specifically, Avanex acquired inventories and equipment at our Erwin Park, NY and Milan, Italy locations. We also paid Avanex $20 million in cash. Based upon the Avanex closing stock price at July 31, 2003, the value of stock we received approximated $85 million. The net book value of the assets sold to Avanex (including the $20 million of cash contributed to Avanex and a portion of the Telecommunications segment goodwill) approximates $85 million. We do not expect this transaction to have a significant impact on our results for the third quarter of 2003. See Notes 2 and 14 to the consolidated financial statements.

In the second quarter of 2003, we recorded a charge of $33 million ($22 million after-tax) related to the exit of the photonics business. The charge included $7 million for employee separation costs, $14 million for exit costs, $7 million for curtailments related to pension and postretirement benefits and $5 million to impair the remaining assets.

Also in the second quarter, we increased the deferred tax valuation allowance by $21 million as we do not expect to realize certain deferred tax assets in Italy related to the photonics business. This charge is reflected in the statement of operations under "Benefit for income taxes."

Finally, we impaired $7 million of equity investments in this business that will be abandoned as part of the exit from the business. This charge is reflected in the statement of operations under, "Equity in earnings of associated companies, net of impairments."

Other

We also recorded $38 million of restructuring and impairment charges primarily related to the telecommunications businesses and administrative staffs. The charge included $17 million for employee separation costs, $2 million for curtailments related to pension and postretirement benefits and $19 million for impairments of assets held for sale or abandonment.

Credits

The current restructuring reserve continues to be evaluated as plans are being executed. In addition, since the restructuring program is an aggregation of many individual plans currently being executed, actual costs have differed from estimated amounts. As a result, there may be additional charges or reversals.

In the second quarter of 2003, we recorded a $76 million ($59 million after-tax) credit related to prior years' restructuring and impairment charges, primarily in the Telecommunications segment. The reversals included $27 million related to employee separation costs which were less than estimated, $25 million related to a decision to change the restructuring plans and not exit a small cabling business and $24 million related to proceeds in excess of assumed salvage values for assets that were previously impaired and certain assets we decided to retain.

The following table illustrates the 2003 headcount reduction amongst U.S. Hourly, U.S. Salaried and Non-U.S. positions related to the 2003 plans:

--------------------------------------------------------------------------------
Headcount reduction
--------------------------------------------------------------------------------
                       U.S. Hourly     U.S. Salaried      Non-U.S.    Total
--------------------------------------------------------------------------------

Headcount reduction        950              600             150       1,700
                       =========================================================

--------------------------------------------------------------------------------

As of June 30, 2003, approximately 6,600 of the 7,100 employees had been separated under the 2002 plans and approximately 1,100 of the 1,700 employees had been separated under the 2003 plans.

Operating loss

We incurred an operating loss of $110 million in the second quarter of 2003, compared to an operating loss of $640 million in the prior year quarter. The decrease in the operating loss was primarily due to lower restructuring and impairment charges, improvements in gross margin and lower SG&A and RD&E expenses. As a percentage of net sales, the operating loss decreased 62 points over the prior year quarter. For the six months ended June 30, 2003, our operating loss decreased $566 million over the prior year period primarily due to lower restructuring and impairment charges, improvements in gross margin and lower SG&A and RD&E expenses. As a percentage of net sales, the operating loss decreased 33 points over the prior year period.

Asbestos settlement

On March 28, 2003, we announced that we had reached agreement with the representatives of asbestos claimants for the settlement of all current and future non-premises asbestos claims against us and PCC, which might arise from PCC products or operations.

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

Our settlement will require the contribution, when the plan becomes effective, of our equity interest in PCC, our one-half equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and 25 million shares of our common stock. The common stock will be marked-to-market each quarter until it is contributed to the settlement trust, thus resulting in adjustments to income and the settlement liability as appropriate. We will also make cash payments with a current value of $133 million over six years beginning in June 2005. In addition, we will assign insurance policy proceeds from our primary insurance and a portion of the excess insurance as part of the settlement. We recorded a charge of $298 million ($192 million after-tax) in the first quarter. In the second quarter, we recorded an additional $39 million charge ($24 million after-tax) to mark-to-market the value of our common stock. The carrying value of our stock in PCE and the fair value as of June 30, 2003, of 25 million shares of our common stock have been reflected in current liabilities. The remaining $133 million, representing the net present value of the cash payments, discounted at 5.5%, is recorded in noncurrent liabilities. See Part II-Other Information, Item 1, Legal Proceedings for a history of this matter.

Gain on repurchases of debt, net

In June 2003, we repurchased and retired 834,000 zero coupon convertible debentures with an accreted value of $652 million for cash of $623 million in a modified Dutch tender offer. We recorded a gain of $13 million ($8 million after-tax) net of the write-off of the unamortized issuance costs and deal costs in the second quarter.

During the first quarter of 2003, we repurchased and retired 298,500 zero coupon convertible debentures with an accreted value of $231 million in exchange for cash of $189 million in a series of open-market repurchases. We recorded a gain of $38 million on these transactions, net of the write-off of the unamortized issuance costs. Also in the first quarter, we issued 6.5 million shares of common stock from treasury in exchange for 55,000 zero coupon convertible debentures with an accreted value of $43 million. In accordance with SFAS No. 84, "Induced Conversions of Convertible Debt," we recognized a charge of $34 million reflecting the fair value of the incremental shares issued beyond those required by the terms of the debentures. The increase in equity due to the issuance of shares from treasury stock was $77 million. In total, we recorded a net gain of $4 million ($3 million after-tax) associated with retirements of our zero coupon convertible debentures in the first quarter.

The balance of zero coupon convertible debentures remaining as of June 30, 2003, was 886,044 debentures with an accreted value of $693 million. See Notes 4 and 14 to the consolidated financial statements.

Income taxes

Our benefit for income taxes and the related effective tax benefit rates for continuing operations were as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                     For the three months                   For the six months
                                                        ended June 30,                        ended June 30,
                                                 ----------------------------           ----------------------------
                                                    2003              2002                 2003             2002
------------------------------------------------------------------------------------------------------------------------------------
Benefit for income taxes                         $   (34)         $    (184)            $    (178)        $   (234)
Effective tax benefit rate                         (22.8)%            (30.4)%               (30.0)%          (29.6)%
------------------------------------------------------------------------------------------------------------------------------------


The effective tax benefit rate for the three and six months ended June 30, 2003, was lower than the U.S. statutory income tax rate of 35% due to the impact of restructuring, impairment and other charges, asbestos settlement and debt transactions. We recorded $21 million to increase our foreign deferred tax valuation allowance as we do not expect to realize a portion of our deferred tax assets in Italy as a result of our exit from the photonic technologies business. The effective tax benefit rate without consideration of these items was 37% and 33% for the three and six months ended June 30, 2003, respectively.

The effective tax benefit rate for the three and six months ended June 30, 2002, was lower than the U.S. statutory income tax rate of 35% due to the impact of unusable tax credits and nondeductible expenses and losses. The tax benefit rate in the second quarter of 2002 was impacted by specific tax benefit calculations for restructuring, impairment and other charges and the gain on repurchases of debt. The effective tax benefit rate without consideration of these items was 24% for the three and six months ended June 30, 2002.

Equity earnings, net of impairments

Equity earnings more than doubled to $60 million in the second quarter of 2003, compared to the prior year quarter, primarily due to the recognition of $25 million of equity earnings from Dow Corning in 2003 and a strong performance at Samsung Corning Precision Glass Company Ltd. ("Samsung Corning Precision"), a Korean manufacturer of liquid crystal display glass. We began recognizing equity earnings from Dow Corning in the first quarter of 2003 since we concluded that the emergence of Dow Corning from bankruptcy protection is probable based on the Bankruptcy Court's findings on December 11, 2002. See Part II-Other Information,
Item 1, Legal Proceedings for a history of this matter. Equity earnings also included a charge of $7 million related to the impairment of several equity investments in the Telecommunications segment related to the exit of the photonic technologies business.

Equity earnings more than doubled to $119 million for the six months ended June 30, 2003, compared to the prior year period primarily due to the recognition of $42 million of equity earnings from Dow Corning and strong results at Samsung Corning Precision.

Loss from continuing operations

As a result of the above, the loss from continuing operations and per share data were as follows (in millions, except per share amounts):

------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the three months        For the six months
                                                                            ended June 30,             ended June 30,
                                                                       -----------------------     ----------------------
                                                                          2003          2002          2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                        $   (22)     $   (391)      $   (227)    $   (489)
Basic and diluted loss per common share from
  continuing operations                                                $ (0.02)     $  (0.41)      $  (0.19)    $  (0.52)
Shares used in computing basic and diluted per share amounts             1,244           948          1,222          947
------------------------------------------------------------------------------------------------------------------------------------

OPERATING SEGMENTS

Our   reportable   operating   segments   consist  of   Telecommunications   and
Technologies. We include the earnings of equity affiliates that are closely associated with our operating segments in segment results.

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

                                                                         Telecom-                      Non-segment/     Consolidated
                                                                        munications     Technologies    Other items         Total
                                                                        -----------     ------------   ------------     ------------
For the three months ended June 30, 2003
Net sales                                                                $    347        $    400        $     5         $    752
Research, development and engineering expenses (1)                       $     32        $     55        $    (2)        $     85
Restructuring, impairment and other charges and credits (2)              $    (19)       $     58        $    10         $     49
Interest expense (3)                                                     $     22        $     20                        $     42
Benefit for income taxes (4)                                             $     (5)       $     (8)       $   (21)        $    (34)
Loss before minority interests and equity (losses)
  earnings (5)(6)                                                        $    (53)       $    (43)       $   (19)        $   (115)
Minority interests (7)                                                                         33                              33
Equity in (losses) earnings of associated companies (8)                        (8)             43             25               60
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $    (61)       $     33        $     6         $    (22)
                                                                         ========        ========        =======         ========

For the three months ended June 30, 2002
Net sales                                                                $    437        $    385        $     5         $    827
Research, development and engineering expenses (1)                       $     86        $     45                        $    131
Restructuring, impairment and other charges and credits (2)              $    369        $      3        $   122         $    494
Interest expense (3)                                                     $     25        $     17        $     2         $     44
(Benefit) provision for income taxes                                     $   (191)       $      5        $     2         $   (184)
Loss before minority interests and equity
  (losses) earnings (5)(6)                                               $   (384)       $     (4)       $   (34)        $   (422)
Minority interests                                                                              5              1                6
Equity in (losses) earnings of associated companies (8)                       (17)             41              1               25
Income from discontinued operations                                                                           21               21
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $   (401)       $     42        $   (11)        $   (370)
                                                                         ========        ========        =======         ========


                                                                         Telecom-                      Non-segment/     Consolidated
                                                                        munications     Technologies    Other items         Total
                                                                        -----------     ------------   ------------     ------------
For the six months ended June 30, 2003
Net sales                                                                $    699        $    788        $    11         $  1,498
Research, development and engineering expenses (1)                       $     70        $    110        $    (2)        $    178
Restructuring, impairment and other charges and credits (2)              $    (28)       $    118        $    10         $    100
Interest expense (3)                                                     $     43        $     39                        $     82
Benefit for income taxes (4)                                             $    (30)       $    (15)       $  (133)        $   (178)
Loss before minority interests and equity (losses)
  earnings (5)(6)                                                        $   (113)       $    (98)       $  (205)        $   (416)
Minority interests (7)                                                                         70                              70
Equity in (losses) earnings of associated companies (8)                       (11)             87             43              119
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $   (124)       $     59        $  (162)        $   (227)
                                                                         ========        ========        =======         ========

For the six months ended June 30, 2002
Net sales                                                                $    902        $    754        $    10         $  1,666
Research, development and engineering expenses (1)                       $    172        $     85                        $    257
Restructuring, impairment and other charges and credits (2)              $    369        $      3        $   122         $    494
Interest expense (3)                                                     $     57        $     33        $     2         $     92
(Benefit) provision for income taxes                                     $   (255)       $      4        $    17         $   (234)
Loss before minority interests and equity
  (losses) earnings (5)(6)                                               $   (522)       $     (8)       $   (26)        $   (556)
Minority interests                                                                             11              1               12
Equity in (losses) earnings of associated companies (8)                       (21)             74              2               55
Income from discontinued operations                                                                           29               29
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $   (543)       $     77        $     6         $   (460)
                                                                         ========        ========        =======         ========


(1) Non-direct research, development and engineering expenses are allocated based upon direct project spending for each segment.
(2)  Related tax benefit (expense):
         Three months ended June 30, 2003: $2, $12, $4 and $18.
         Three months ended June 30, 2002: $125, $1, $40 and $166.
         Six months ended June 30, 2003: $(2), $24, $4 and $26.
         Six months ended June 30, 2002: $125, $1, $40 and $166.
(3) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(4) Benefit for income taxes related to the Telecommunications segment in 2003 includes an increase to the deferred tax asset valuation allowance of approximately $21 million.
(5) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(6) Includes an allocation of depreciation of corporate property, plant and equipment not specifically identifiable to a segment. Related depreciable assets are not allocated to segment assets.
(7) Includes $28 million and $59 million for the three and six months of 2003, respectively, related to impairments of CAV.
(8) Includes $7 million for the three and six months of 2003 to impair equity investments in Telecommunications.
     Includes $14 million for the three and six months of 2002 to impair equity investments in Telecommunications.


Non-segment/other items net income (loss) is detailed below:
                                                                    Three months ended            Six months ended
                                                                         June 30,                     June 30,
                                                                  ----------------------       ----------------------
                                                                     2003         2002           2003         2002
                                                                  ---------     --------       ---------    ---------
Non-segment (loss) income and other (1)                           $     (13)    $     12       $     (25)   $      21
Non-segment restructuring, impairment and other charges                 (10)        (122)            (10)        (122)
Interest income                                                           9           10              17           24
Asbestos settlement                                                     (39)                        (337)
Gain on repurchases of debt, net                                         13           68              17           68
Benefit (provision) for income taxes                                     21           (2)            133          (17)
Minority interests                                                                     1                            1
Equity in earnings of associated companies (2)                           25            1              43            2
Income from discontinued operations                                                   21                           29
                                                                  ---------     --------       ---------    ---------
Net income (loss)                                                 $       6     $    (11)      $    (162)   $       6
                                                                  =========     ========       =========    =========

(1)  Includes non-segment operations and other corporate activities.
(2)  Includes  amounts  derived  from  corporate   investments  and  activities,
     primarily Dow Corning Corporation in 2003.

Telecommunications

The Telecommunications segment produces optical fiber and cable, optical hardware and equipment, photonic modules and components for the worldwide telecommunications industry. In May 2003, we announced our plans to exit the photonic technologies business. The following table provides net sales and other data for the Telecommunications segment:

------------------------------------------------------------------------------------------------------------------------------------
Telecommunications                                             Three months ended June 30,            Six months ended June 30,
(In millions)                                                      2003           2002                  2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Optical fiber and cable                                      $     178       $    212             $     371       $     467
   Hardware and equipment                                             136            153                   258             288
   Photonic technologies                                               15             39                    33              75
   Controls and connectors                                             18             33                    37              72
                                                                ---------       --------             ---------       ---------
     Total net sales                                            $     347       $    437             $     699       $     902
                                                                =========       ========             =========       =========

Segment loss before minority interests and
   equity earnings as a percentage of segment sales                 (15.3)%        (87.9)%               (16.2)%         (57.9)%
Segment net loss as a percentage of segment sales                   (17.6)%        (91.8)%               (17.7)%         (60.2)%
------------------------------------------------------------------------------------------------------------------------------------

Sales in the segment declined 21%, or $90 million, from the second quarter of 2002 as each business in the segment experienced a decline in sales, with the largest decline in the optical fiber and cable business of $34 million. For the six months ended June 30, 2003, sales in the segment declined 23%, or $203 million, compared to the prior year period. All businesses in the segment incurred a decline with the largest in the optical fiber and cable business of $96 million. The segment incurred losses of $61 million in the second quarter of 2003, compared to a net loss of $401 million in the prior year quarter. The second quarter 2003 loss was primarily due to the significant price declines in optical fiber and the decrease in sales volume in most businesses, partially offset by a net credit of $19 million related to restructuring. The segment incurred restructuring and impairment charges of $56 million in the second quarter that were offset by $75 million of reversals related to prior years' restructuring and impairment charges. Each business also reported a loss in the second quarter of 2003, however the losses were lower than those incurred in the prior year quarter. The decrease in the loss over the prior year quarter was primarily due to cost savings resulting from restructuring actions and much lower restructuring and impairment charges, primarily in the fiber and cable and hardware and equipment businesses, than those incurred in the prior year quarter. For the six months ended June 30, 2003, the segment incurred a net loss of $124 million compared to a net loss of $543 million in the prior year period, primarily due to lower restructuring and impairment charges and cost improvements.

In the second quarter of 2003, we recorded a $75 million credit related to prior years' restructuring and impairment charges in the Telecommunications segment. The adjustments included $26 million related to employee separation costs which were less than estimated, $25 million related to a decision to change the restructuring plans and not exit a small cabling business and $24 million related to proceeds in excess of assumed salvage values for assets that were previously impaired and assets we decided to retain.

In the first quarter of 2003, we recorded a $31 million credit related to prior years' restructuring and impairment charges primarily to reflect favorable settlements in both proceeds and timing of asset dispositions. These reserve adjustments more than offset the $22 million of charges associated with the exit of the optical switching product line and the impairment of certain cost investments and resulted in a net credit of $9 million.

Telecommunications Businesses

The following discussion of businesses in the Telecommunications segment excludes the restructuring and impairment charges and credits to provide clarity on the underlying business trends.

Sales in the optical fiber and cable business declined 16%, or $34 million, for the second quarter of 2003, compared to the prior year quarter. The decrease was primarily due to price declines for fiber products which approximated 30% compared to the prior year quarter partially offset by an overall 6% volume increase for fiber and cable products. For the six months ended June 30, 2003, sales in the optical fiber and cable business declined 21%, or $96 million, compared to the prior year period. The decrease was primarily due to pricing pressure, but was partially offset by strong demand in Japan and China, particularly in the first quarter. Sales volume increased almost 20% for the first six months of 2003 compared to the prior year period. The optical fiber and cable business incurred a loss in the second quarter of 2003, however the loss decreased over 40%, compared to the prior year period, as price declines were more than offset by the cost reductions from 2002 restructuring actions. The business also incurred a loss for the six months ended June 30, 2003, but the loss decreased over 35% compared to the prior year period, primarily due to cost savings from restructuring actions in 2002.

Sales in the hardware and equipment business decreased 11%, or $17 million, for the second quarter of 2003, compared to the prior year quarter. For the six months ended June 30, 2003, sales in this business decreased 10%, or $30 million compared to the prior year period. The sales decreases for both periods were primarily due to the overall lack of capital spending impacting the entire telecommunications industry. The business incurred a loss for the second quarter of 2003 driven by pricing pressure and lower volumes, however the loss decreased 70% over the loss incurred in the prior year quarter due to the 2002 restructuring actions. For the six months ended June 30, 2003, the business incurred a loss due to pricing pressure and lower volumes, however the loss decreased 40% over the prior year period due to cost savings from restructuring actions.

Sales in the photonic technologies business declined 62%, or $24 million, for the second quarter of 2003, compared to the prior year quarter. For the six months ended June 30, 2003, sales decreased 56%, or $42 million, compared to the prior year period. The sales declines in both periods were primarily due to lower sales volume as network buildouts in the telecommunications industry declined resulting in much lower demand for photonic products. The business incurred a loss for the second quarter and first six months of 2003, primarily due to dramatically lower sales volumes. However, the 2003 quarter and year-to-date loss decreased more than 70% compared to the losses incurred in the prior year periods. The results for the second quarter and six months of 2003 reflect cost savings resulting from restructuring actions taken in 2002.

On July 31, 2003, we completed the sale of a significant portion of the photonic technologies business to Avanex in exchange for common stock valued at approximately $85 million at closing. The agreement allows Avanex to acquire assets related to the optical amplifier facility in Erwin, NY and the optical component plant in Milan, Italy. As a result of this sale, approximately 400 employees of photonic technologies will transition to Avanex. We also expect to close the pump laser facility in Bedford, MA by the end of the year. See Notes 2 and 14 to the consolidated financial statements.

Sales in the controls and connectors business decreased 45%, or $15 million, for the second quarter of 2003, compared to the prior year quarter. For the six months ended June 30, 2003, sales decreased 49%, or $35 million, compared to the prior year period. The sales declines for both periods were primarily due to the sale of the appliance controls group in May 2002 and the lack of capital spending in the telecommunications industry. The business incurred a small loss for the second quarter of 2003, however the loss decreased over 70% compared to the prior year quarter. For the six months ended June 30, 2003, the business incurred a loss, however the loss decreased over 90% compared to the prior year period, primarily due to the restructuring actions taken in 2002.

A key customer of the Telecommunications segment is in the process of negotiating a new collective bargaining agreement, which expires in August 2003. Revenues in the second half of 2003 could be negatively affected if this customer experiences a prolonged strike.

Technologies

The Technologies segment manufactures specialized products with unique properties for customer applications utilizing glass, glass ceramic and polymer technologies. Its primary products include liquid crystal display glass for flat panel displays, ceramic substrates for automobile and diesel applications, scientific laboratory products, high-purity fused silica and other advanced materials used for the manufacture of integrated circuits and glass panels and funnels for televisions and cathode ray tubes. In April 2003, we announced our planned exit of the conventional video components business. As a result, we will no longer manufacture glass panels and funnels.

The following table provides net sales and other data for the Technologies segment:

------------------------------------------------------------------------------------------------------------------------------------
Technologies                                                         Three months ended June 30,         Six months ended June 30,
(In millions)                                                          2003             2002              2003              2002
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Display technologies                                              $    135         $     102         $    252         $     195
   Environmental technologies                                             117               102              232               196
   Life sciences                                                           72                74              145               144
   Conventional video components                                           24                41               49                84
   Other technologies businesses                                           52                66              110               135
                                                                     --------         ---------         --------         ---------
     Total net sales                                                 $    400         $     385         $    788         $     754
                                                                     ========         =========         ========         =========

Segment loss before minority interest and equity
   earnings as a percentage of segment sales                            (10.8)%            (1.0)%          (12.4)%            (1.1)%
Segment net income as a percentage of segment sales                       8.3%             10.9%             7.5%             10.2%
------------------------------------------------------------------------------------------------------------------------------------

Sales in the Technologies segment increased 4%, or $15 million, for the second quarter of 2003, compared to the prior year quarter. For the six months ended June 30, 2003, sales increased 5%, or $34 million, compared to the prior year period. Increased sales in display technologies and environmental technologies were partially offset by much lower sales in the mature conventional video components business, decreased demand for semiconductor materials, the impact of our exit of the lighting products line in late 2002 and a flat performance at life sciences. Segment earnings for the second quarter of 2003 decreased 21%, or $9 million, compared to the prior year quarter. For the six months ended June 30, 2003, segment earnings decreased 23%, or $18 million, compared to the prior year period. Improved operating performance in the second quarter for environmental technologies, display technologies and the life sciences business and stronger equity earnings were more than offset by the restructuring and impairment charge of $54 million ($15 million after-tax and minority interest) for the conventional video components business and decreased earnings in the semiconductor materials business. The decrease in earnings for the six months ended June 30, 2003, was primarily due to restructuring and impairment charges of $116 million ($34 million after-tax and minority interest) for CAV and higher spending on RD&E. See Restructuring, Impairment and Other Charges and Credits and Note 2 to the consolidated financial statements.

Technologies Businesses

The following discussion of businesses in the Technologies segment excludes the restructuring and impairment charges and credits to provide clarity on the underlying business trends.

Sales in the display technologies business increased 32%, or $33 million, for the second quarter of 2003, compared to the prior year quarter. For the six months ended June 30, 2003, sales increased 29%, or $57 million, compared to the prior year period. The increase for both periods was primarily due to higher sales volume as penetration in the desktop market increased. Volume gains of almost 40% and 30% for the quarter and six months, respectively, and favorable yen exchange rates for both periods were partially offset by price declines of 5% and 6% for the quarter and six months, respectively. Earnings in the business almost doubled for the second quarter of 2003 and increased over 65% for the six-month period ended June 30, 2003, compared to the prior year periods. The increased earnings were primarily due to volume gains and more than 60% and 50% improvements in equity earnings from Samsung Corning Precision for the quarter and year-to-date periods, respectively, over the prior year. The previously announced expansions of manufacturing capacity in Taiwan and Korea are expected to begin production in 2004.

In July 2003, we announced another expansion of our liquid crystal display manufacturing facility in Taiwan for $180 million. The three-phased project is expected to be completed by the end of 2004 with production to begin in the second quarter of 2004.

Sales in the environmental technologies business increased 15%, or $15 million, for the second quarter of 2003, compared to the prior year quarter. For the six months ended June 30, 2003, sales increased 18%, or $36 million, compared to the prior year period. The increased sales for both periods were primarily due to increased U.S. auto production driven by financing incentives, strong growth in Europe and Japan and higher sales for diesel products. Earnings in this business decreased more than 50% and 20% for the second quarter and six months of 2003, respectively, compared to the prior year periods, primarily due to a loss for the current quarter and year-to-date at Cormetech, a U.S. designer and manufacturer of industrial catalysts, and higher spending for the diesel product line which more than offset increased sales volume, favorable mix, and manufacturing efficiency gains.

Revenues in the second half of 2003 could be negatively affected if certain domestic auto manufacturers experience a prolonged strike during the course of the 2003 labor negotiations scheduled to begin in the third quarter.

Sales in the life sciences business decreased 3%, or $2 million, for the second quarter of 2003, compared to the prior year quarter, primarily due to weak sales in Europe. For the six months ended June 30, 2003, sales were relatively flat compared to the prior year period as strong growth in most product lines was offset by a soft market in Europe. Earnings in the business decreased more than 20%, compared to the prior year quarter, and were flat for the six months ended June 30, 2003, compared to the prior year period, primarily due to improved manufacturing efficiencies and a gain on the disposition of a minor product line.

Sales in the conventional video components business decreased 41%, or $17 million, for the second quarter of 2003, compared to the prior year quarter. For the six months ended June 30, 2003, sales decreased 42%, or $35 million, compared to the prior year period. The sales declines are due to loss of volume, price declines and our decision to exit the business. As discussed earlier, we have ceased operations in this business in the second quarter of 2003. Excluding the asset impairment charges, earnings decreased approximately 30% for the second quarter of 2003, compared to the prior year period, primarily due to decreased sales volume, continued competitive pricing pressures and lower equity earnings. Samsung Corning Company Ltd. ("Samsung Corning"), a 50% owned manufacturer of glass panels and funnels based in South Korea, reported an approximate 25% decrease in equity earnings for the second quarter of 2003, compared to the prior year quarter due to lower sales volumes and price reductions. We are evaluating the situation at Samsung Corning to determine the cause and duration of the sudden softness in demand as it may impact second half results. For the six months ended June 30, 2003, equity earnings were flat compared to the prior year period as were the overall earnings for this business. As a result of our decision to exit the conventional video components business, we will report the equity earnings of Samsung Corning separately beginning in the third quarter.

Sales in our other technologies businesses decreased 21%, or $14 million, for the second quarter of 2003, compared to the prior year quarter. For the six months ended June 30, 2003, sales decreased 19%, or $25 million, compared to the prior year period. The decrease for both periods was primarily due to the exit of the lighting business in September 2002 and lower sales volume of high-purity fused silica products in the semiconductor materials business as capital spending in the semiconductor equipment industry remained at relatively low levels as the industry continues to struggle. The losses in these businesses more than tripled compared to the prior year quarter and six months. The losses were primarily due to significantly lower sales volume and increased spending in development and engineering for calcium fluoride products.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

In July 2003, we completed an equity offering of 45 million shares of common stock generating net proceeds to us of approximately $363 million. We will use the net proceeds of this offering to reduce debt through open market repurchases, public tender offers or other methods, and for general corporate purposes. We will invest the net proceeds in short-term, interest bearing, investment grade obligations until we apply them as described. See Note 14 to the consolidated financial statements.

In July and August 2003, we repurchased and retired or reached an agreement to repurchase and retire 246,000 zero coupon convertible debentures with an accreted value of $192 million for cash of $187 million. In addition, we repurchased and retired 60,000 euro notes with a book value of 60 million euros for cash of 63 million euros (including accrued interest), or $70 million. The respective gains and losses from these transactions will effectively net to a gain under $1 million. The balance of zero coupon convertible debentures expected to remain when these transactions are completed in mid August will be 640,044 with a book value of $501 million. See Note 14 to the consolidated financial statements.

In June 2003, we repurchased and retired 834,000 zero coupon convertible debentures with an accreted value of $652 million for cash of $623 million in a modified Dutch tender offer. We recorded a gain of $13 million ($8 million after-tax), net of the write-off of the unamortized issuance costs and deal costs in the second quarter.

In May 2003, we completed an equity offering of 50 million shares of common stock generating net proceeds to us of approximately $267 million. We used the net proceeds of this offering and approximately $356 million of our existing cash to reduce debt through a tender offer discussed above.

During the first quarter of 2003, we repurchased and retired 298,500 zero coupon convertible debentures with an accreted value of $231 million in exchange for cash of $189 million in a series of open-market repurchases. We recorded a gain of $38 million on these transactions, net of the write-off of the unamortized issuance costs. Also in the first quarter, we issued 6.5 million shares of treasury common stock in exchange for 55,000 zero coupon convertible debentures with an accreted value of $43 million. In accordance with SFAS No. 84, "Induced Conversions of Convertible Debt," we recognized a charge of $34 million reflecting the fair value of the incremental shares issued beyond those required by the terms of the debentures. The increase in equity due to the issuance of shares from treasury stock was $77 million. In total, we recorded a net gain of $4 million ($3 million after-tax) associated with retirements of our zero coupon convertible debentures in the first quarter.

The remaining debentures may be put back to us on November 8, 2005, at $819.54 per debenture and on November 8, 2010, at $905.29 per debenture. We have the option of settling this obligation in cash, common stock, or a combination of both. From time to time, we may repurchase for cash or equity certain additional debt securities in open-market, privately negotiated or publicly tendered transactions.

Due to our sub-investment grade rating, we continue to be precluded from accessing the short-term commercial paper market and our access to the debt markets has been and will likely continue to be constrained. The terms that we could receive on new long-term debt issues would likely be consistent with those generally available to high yield issuers.

As an additional source of funds, we currently have full unrestricted access to a $2 billion revolving credit facility with 19 banks, expiring on August 17, 2005. As of June 30, 2003, there were no borrowings under the credit facility. The facility includes one financial covenant limiting the ratio of total debt to total capital, as defined, to not greater than 60%. At June 30, 2003 and December 31, 2002, this ratio was 40% and 47%, respectively.

In March 2001, we filed a universal shelf registration statement with the SEC that became effective in the first quarter of 2001. The shelf permits the issuance of up to $5.0 billion of various debt and equity securities. As of August 6, 2003, our remaining capacity under the shelf registration was approximately $2.9 billion.

Capital Spending

Capital spending totaled $110 million and $210 million in the six months ended June 30, 2003 and 2002, respectively. Our 2003 capital spending program is expected to be limited to $350 million to $400 million. We have committed to capital expenditures of $145 million as of June 30, 2003. Capital spending activity in 2003 is primarily expected to be the planned expansion in the liquid crystal display and environmental businesses.

Restructuring

During the six months ended June 30, 2003, we made payments of $124 million related to employee severance and termination costs and $19 million in other exit costs resulting from restructuring actions. We expect additional payments for actions taken in 2001, 2002 and 2003 to approximate $128 million for the remainder of 2003. Almost half of the remaining $285 million restructuring reserve is expected to be paid by December 31, 2003. Cash payments for employee-related costs will be substantially completed by mid-2004, while payments for exit activities will be substantially completed by 2005.

Key Balance Sheet Data

At June 30, 2003, cash and short-term investments totaled $1.5 billion, compared with $2.1 billion at December 31, 2002. The decrease from December 31, 2002, was primarily due to long-term debt repayments, restructuring payments, capital expenditures and the use for working capital. These items were partially offset by the proceeds from the May equity offering and the receipt of our U.S. Federal tax refund of $191 million.

Balance sheet and working capital measures are provided in the following table (dollars in millions):

----------------------------------------------------------------------------------------------------------------
                                                                      As of June 30,        As of December 31,
                                                                           2003                    2002
----------------------------------------------------------------------------------------------------------------
Working capital                                                           $1,518                  $2,145
Working capital, excluding cash and short-term investments                    $5                     $55
Current ratio                                                              1.9:1                   2.3:1
Trade accounts receivable, net of allowances                                $482                    $470
Days sales outstanding                                                        58                      56
Inventories                                                                 $538                    $559
Inventory turns                                                              4.2                     4.4
Days payable outstanding                                                      40                      46
Long-term debt                                                            $3,095                  $3,963
Total debt to total capital                                                  40%                     47%
----------------------------------------------------------------------------------------------------------------

Credit Ratings

Our credit ratings remain unchanged from those disclosed in the 2002 Form 10-K as follows:

--------------------------------------------------------------------------------
RATING AGENCY             Rating              Rating              Outlook
Last Update           Long-Term Debt     Commercial Paper       Last Update
--------------------------------------------------------------------------------

Standard & Poor's           BB+                  B               Negative
    July 29, 2002                                              July 29, 2002

Moody's                     Ba2              Not Prime           Negative
    July 29, 2002                                              July 29, 2002

Fitch                       BB                   B                Stable
    July 24, 2002                                              July 24, 2003
--------------------------------------------------------------------------------

Our six months 2003 earnings were not adequate to cover our fixed charges (principally interest and related charges on debt), primarily as a result of the asbestos settlement charge, losses incurred in the Telecommunications segment and impairment and restructuring charges. It is likely our full year 2003 earnings will not be sufficient to cover our fixed charges.

Management Assessment of Liquidity

Our major source of funding for the remainder of 2003 and beyond will be our existing balance of cash and short-term investments. We believe we have sufficient liquidity for the next several years to fund operations, restructuring, research and development, capital expenditures and to make scheduled debt repayments. We also believe we have adequate liquidity to fund our debt reduction objectives.

Deferred Taxes

In the second quarter, we increased our valuation allowance by $21 million as a result of our exit from the photonic technologies business as we believe it is more likely than not that we would be unable to recognize certain deferred tax assets related to this business in Italy. At June 30, 2003, we have recorded gross deferred tax assets of approximately $1.9 billion with a valuation allowance of approximately $432 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of certain foreign tax benefits, net operating losses and tax credits. The net deferred tax assets of approximately $1.5 billion consist of a combination of domestic (U.S. Federal and State & Local) and foreign tax benefits for a) items which have been recognized for financial reporting purposes, but which will be reported on tax returns to be filed in the future, and b) loss and tax credit carryforwards. Realization of the domestic portion of the net deferred tax asset is dependent upon profitable operations in the United States during carryforward periods of approximately 20 years. Although realization is not assured, we have performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," and concluded that it is more likely than not that such assets will be realized. Should we experience a significant negative deviation from our current performance expectations, including significant future unannounced restructuring or impairment charges, it is possible we could be required to record a valuation allowance on a portion or all of the deferred tax assets.

U.S. Pension Plans

We sponsor defined benefit pension plans covering certain hourly and salaried employees in the United States. At December 31, 2002, the projected benefit obligation exceeded the market value of plan assets by $227 million. We are not required by employee benefit and tax laws to make contributions to our pension plans prior to 2004, however, we contributed $30 million in the first half of 2003 and plan to make an additional $70 million in the third quarter of 2003 to our U.S. pension plans.

Off Balance Sheet Arrangements

We have leased  equipment from three  unconsolidated  special  purpose  entities
(SPE) for which the sole purpose is the leasing of equipment to us. These SPEs are not consolidated in the 2002 financial statements since the equity investor of the SPE has made a substantial investment that is at risk for the life of the SPE. However, the Financial Accounting Standards Board issued Interpretation 46, Consolidation of Variable Interest Entities in January 2003. Interpretation 46 will require the consolidation of variable interest entities (VIE's) by the primary beneficiary. We have assessed the impact of this interpretation and determined that we will be considered the primary beneficiary of one existing SPE and therefore would need to consolidate this entity beginning on July 1, 2003. The assets and debt of this entity at June 30, 2003, approximates $32 million and $34 million, respectively. We also evaluated the impact of this interpretation on two other entities and determined that we are not the primary beneficiary for both entities. The assets and debt of these entities total $12 million. In addition, our maximum loss exposure as a result of our involvement with these VIE's is $53 million. This amount represents payments that would be due to the VIE in the event of a total loss of the equipment. We carry insurance coverage for this risk. The adoption of this interpretation will not have a material effect on our results of operations or financial position.

OUTLOOK

Our goal is to return to profitability in 2003 before consideration of litigation, restructuring and impairment charges or other non-operating items such as gains or losses from debt retirements. Our goal to return to profitability is dependent upon stabilization of revenues and continued strength in North America and world economies.

For the third quarter of 2003, we expect sales in the range of $740 million to $765 million. We believe fiber volumes may grow sequentially in the range of 5% to 10% based on growth in Japan. Display technologies is also expected to see volume growth of approximately 5% to 10% in the third quarter. We anticipate our results for the third quarter to be in a range of net income of $0.01 per share to $0.03 per share, excluding the impact of previously announced restructuring charges related to the exit of photonic technologies or CAV, any gains or losses related to the Avanex sale or debt buybacks and any adjustments to the asbestos settlement reserve required by movement in our stock price.

We believe we have sufficient liquidity to meet our funding needs. We finished the quarter with $1.5 billion in cash and short-term investments, and continue to have full access to an unused revolving credit facility of $2 billion. Capital spending is expected to approximate $350 million to $400 million in 2003. The anticipated spending will focus primarily on the planned expansion in the liquid crystal display and environmental businesses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management's most difficult, subjective or complex judgments are described in our 2002 Form 10-K and remain unchanged through the second quarter of 2003.

ENVIRONMENT

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. We have accrued approximately $21 million for the estimated liability for environmental cleanup and related litigation at June 30, 2003. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

We have also been informed that a complaint by the New York Attorney General to recover approximately $10 million in environmental clean-up costs associated with a landfill in Bath, NY is about to be brought against us and eight other potentially responsible parties.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the SEC on Forms 8-K, and related comments by management which are not historical facts or information and contain words such as "believes," "expects," "anticipates," "estimates," "forecasts," and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

..    global economic and political conditions;
..    tariffs, import duties and currency fluctuations;
..    product demand and industry capacity;
..    competitive products and pricing;
..    sufficiency of manufacturing capacity and efficiencies;
..    cost reductions;
..    availability and costs of critical components and materials;
..    new product development and commercialization;
..    order activity and demand from major customers;
..    fluctuations in capital spending by customers in the liquid crystal display industry and other business segments;
..    changes in the mix of sales between premium and non-premium products;
..    possible  disruption in commercial  activities  due to terrorist  activity, armed conflict, political instability or major health concerns;
..    facility expansions and new plant start-up costs;
..    effect of regulatory and legal developments;
..    capital resource and cash flow activities;
..    ability to pace capital spending to anticipated  levels of customer demand, which may fluctuate;
..    equity company activities;
..    interest costs;
..    credit rating and ability to obtain  financing and capital on  commercially reasonable terms;
..    adequacy and availability of insurance;
..    financial risk management;
..    acquisition and divestiture activities;
..    rate of technology change;
..    level of excess or obsolete inventory;
..    ability to enforce patents;
..    adverse litigation;
..    attracting and maintaining key personnel;
..    product and components performance issues; and
..    stock price fluctuations.

Risk Factors

Set forth below and elsewhere in this Quarterly Report, and in other documents we file with the SEC, are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements or other projections contained in this Quarterly Report. In addition, future results could be materially affected by general industry and market conditions, general U.S. and non-U.S. economic and political conditions, including a global economic slowdown, fluctuation in tariffs, import duties, interest rates or currency exchange rates, terrorism, political unrest, or international conflicts, political instability or major health concerns, natural disasters or other disruptions of expected economic conditions. Our separate statement labeled Forward-Looking Statements on the preceding page should be considered in addition to the statements below.

Risks Relating to Our Business

Our sales could be negatively impacted if one or more of our key customers substantially reduce orders for our products

     Our customer base is relatively concentrated with less than 10 significant customers accounting for a high percentage (greater than 50%) of net sales in most of our businesses, including those purchasing liquid crystal display glass. However, no individual customer accounts for more than 10% of consolidated sales.

     Most of our major customers in the Telecommunications segment have reduced their purchases of our products and have expressed uncertainty as to their future requirements. As a result, our sales have declined to low levels and it is difficult to predict future sales accurately. The conditions contributing to this difficulty include:

     .    the prolonged downturn in the telecommunications industry;
     . uncertainty regarding the capital spending plans of the major telecommunications carriers, upon which our customers and, ultimately we, depend for sales;
     .    uncertainty   regarding   potential   strikes  by   telecommunications
          carriers;
     .    potential changes in governmental regulations;
     . the telecommunications carriers' current limited access to the capital required for expansion; and
     .    general market and economic uncertainty.

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

     In our Technologies segment, several of our businesses have a concentrated customer base. These businesses include Corning's display technologies, environmental products and semiconductor materials. If we lose a significant customer in any of these businesses, our sales could be negatively impacted.

     Although the sale of display glass has increased from quarter to quarter in 2003, there can be no assurance that this upward trend will continue. As customers switch to larger size glass, the pace of orders may be uneven while they adjust their manufacturing processes and facilities. Although we anticipate growth in demand in this industry, our capital investments in plant and equipment may not produce the anticipated returns if future customer demand fails to meet our expectations.

If we do not successfully adjust our manufacturing volumes and fixed cost structure, or achieve manufacturing yields or sufficient product reliability, our operating results could suffer and we may not achieve profitability as soon as anticipated

     In the economic and industry downturn for our Telecommunications segment, we have responded to the softer market by cutting costs, including the reduction of our manufacturing volumes. We executed our restructuring plans in 2002 and into 2003. Much of our photonic technologies business assets will be transferred on or about July 31, 2003, to Avanex Corporation and other portions of that business being retained by us will be restructured, sold or shut down during 2003. We previously closed two fiber facilities and "mothballed" another and closed several factories that made photonics, cabling or hardware and equipment.

     We have announced a $180 million expansion of our Tainan, Taiwan liquid crystal display glass facility in response to increased customer demand. Although we expect to complete planned improvement and expansion projects associated with this business, we may not achieve the manufacturing efficiencies, product improvements or level of sales that we anticipate.

     As a consequence of the current economic downturn, we have reduced our workforce by approximately 21,000 positions as of June 30, 2003. Although we expect to complete our planned restructuring and facility consolidation activities, we may not achieve all of the cost reductions that we anticipate. We cannot assure you that our plans will be successful in mitigating the adverse effects of a softer market, nor can we assure you that additional adjustments and charges will not be necessary to respond to further market changes.

     In addition, our restructuring program and current business plan are designed to get us back to profitability and positive cash flow, but we cannot be certain that this will occur or that we will return to profitability and positive cash flow within the time period we are targeting.

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

We have incurred, and may in the future incur, restructuring and other charges, the amounts of which are difficult to predict accurately

     The telecommunications industry was severely hampered in 2002 and 2003 by excess manufacturing capacity, increased intensity of competition and growing pressure in price and profits. These negative trends are expected to continue in 2003. In 2002 and 2003, we recorded charges for restructuring, impairment of assets and the write-off of cost and equity based investments. It is possible that additional impairments, restructuring charges and inventory write-downs will result from the telecommunications industry downturn.

     Our ability to forecast our customers' needs for our products in the current economic and industry environment is limited. Our results in 2002 and into 2003 included significant charges for impairment of long-lived assets, primarily in the conventional television glass and photonic technologies businesses.

     Corning may record additional charges for restructuring or other asset impairments in 2003 if additional actions become necessary to align costs to a reduced level of demand.

     In the event we incur continued operating losses, we may be unable to recognize future deferred tax assets and may be required to make an assessment of our ability to realize the deferred tax assets already recorded. At June 30, 2003, we had recorded net deferred tax assets of approximately $1.5 billion.

If the markets for our products do not develop and expand as we anticipate, demand for our products may decline, which would negatively impact our results of operations and financial performance

     The markets for our products are characterized by rapidly changing technologies, evolving industry and regulatory standards and frequent new product introductions. Our success is expected to depend, in substantial part, on the timely and successful introduction of new products, upgrades of current products to comply with emerging industry and regulatory standards, our ability to acquire technologies needed to remain competitive and our ability to address competing technologies and products. In addition, the following factors related to our products and the markets for them, if not achieved, could have an adverse impact on our results of operations and financial performance:

     . our ability to introduce leading products such as glass for flat panel displays, optical fiber and environmental substrate products that can command competitive prices in the marketplace;
     . our ability to maintain or achieve a favorable mix of sales between premium and non-premium products;
     . our ability to continue to develop new product lines to address our customers' diverse needs within the several market segments in which we participate. This requires a high level of innovation, as well as the accurate anticipation of technological and market trends;
     . our ability to pace expansions of manufacturing facilities with sustainable customer demand; or
     . our ability to anticipate the pace and timing of clean air regulation that may affect the emission control products in our environmental business.

Corning's reduced investment in research, development and engineering could limit our ability to develop new products for the future.

We face pricing pressures in each of our leading businesses that could adversely affect our results of operations and financial performance

     We periodically face pricing pressures in each of our leading businesses as a result of intense competition, emerging new technologies, customer developments, or overcapacity. While we will work toward reducing our costs to respond to the pricing pressures that may continue, we may not be able to achieve proportionate reductions in costs. As a result of overcapacity and the current economic and industry downturn in the Telecommunications segment, pricing pressures continued into 2003, particularly in our optical fiber and cable business. Pricing pressures are expected to continue for the remainder of 2003.

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

     Acquisitions recorded as purchases for accounting purposes have resulted, and in the future may result, in the recognition of significant amounts of goodwill and other purchased intangibles. The potential impairment of these assets could reduce our net income and shareholders' equity.

     Effective January 1, 2002, we adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 142. Under SFAS No. 142, goodwill is no longer amortized but is subject to impairment tests at least annually. Management completed the impairment test in the fourth quarter of 2002 and recorded required goodwill impairment charges totaling $400 million for the Telecommunications segment. While we believe the estimates and judgments about future cash flows in the Telecommunications segment are reasonable, no assurance can be given that the businesses in this segment will stabilize and recover as projected. We cannot provide assurance that future impairment charges will not be required if the telecommunications industry does not recover as projected by management in its expected cash flow estimates.

We may be limited in our ability to obtain additional capital on commercially reasonable terms

     Although we believe existing cash, short-term investments and borrowing capacity, collectively, provide adequate resources to fund ongoing operating requirements, we may be required to seek additional financing to compete effectively in our markets. Our public debt ratings affect our ability to raise capital and the cost of such capital. In July 2002, Fitch downgraded our senior unsecured long-term debt rating from BBB- to BB; Standard & Poor's downgraded our senior unsecured long-term debt rating from BBB- to BB+ and short-term debt credit rating from A-3 to B; and Moody's reduced our senior unsecured long-term debt rating from Baa3 to Ba2 and short-term debt credit rating from Prime-3 to Not Prime. Two of the rating agencies have maintained negative outlooks while Fitch recently upgraded our outlook from negative to stable. These and any further downgrades may increase our borrowing costs and affect our ability to access the debt capital markets. In addition, the pricing of our common stock may limit our ability to access the equity capital markets without a significant dilution to current shareholders.

     As a result of our lower debt ratings, we may face difficulties in our business. For example, we may face increasing requirements to post cash collateral for performance bonds, and some customers may seek alternative suppliers.

     Our revolving credit facility includes a covenant that requires us to maintain a ratio of total debt to capital, as defined under the credit facility, of not greater than 0.60 to 1.00. Our total debt to capital ratio was 0.40 at June 30, 2003. This covenant may also limit our ability to borrow additional funds. Further declines in our Telecommunications segment could cause impairments of goodwill, tangible or intangible assets or restructuring charges related to our overall business. Additional impairments or charges could materially increase our total debt to capital ratio, which may reduce the amounts we are able to borrow under our revolving credit facility.

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

Interruptions of supplies from our key suppliers may affect our results of operations and financial performance

     Interruptions of supplies from our key suppliers could disrupt production or impact our ability to increase production and sales. We do not have long-term or volume purchase agreements with every supplier, and may have limited options for alternative suppliers if these suppliers fail, for any reason, including their business failure or financial difficulties, to continue the supply of components.

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

     The intellectual property rights of others could inhibit our ability to introduce new products. We are, and may in the future be, subject to claims of intellectual property infringement or misappropriation, and we cannot assure you as to the outcome of such claims. Litigation or claims against us could force us to cease selling or using any of our products that incorporate the intellectual property that is the subject of such claims, obtain a license from a third party or redesign or rename our products. These actions, if possible, could result in substantial costs or loss of revenue.

Current or future litigation may harm our financial condition or results of operations

     Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits against Pittsburgh Corning Corporation ("PCC") and several other defendants involving claims alleging personal injury from exposure to asbestos. As described in this report in "Legal Proceedings," Corning has announced a settlement arrangement with representatives of the asbestos claimants. This settlement is expected to be incorporated in a Plan of Reorganization for PCC. The settlement and the Plan will be subject to a number of contingencies, including a favorable vote by 75% of the asbestos claimants voting on the PCC Plan, and approval of the bankruptcy court. Several of our insurance carriers have not agreed to the settlement or have commenced litigation to challenge elements of the settlement. Management cannot provide assurances that these contingencies will be resolved favorably and there remain uncertainties about the future course of this litigation. Corning recorded an after-tax charge of $216 million in the first and second quarters of 2003 which management believes will be adequate to effect the settlement. The amount of the charge may require adjustment each quarter. See Legal Proceedings.

We face risks related to our international operations and sales

     We have customers located outside the United States, as well as significant non-United States operations, including manufacturing and sales. We have large manufacturing operations in the Asia-Pacific region, including equity investments in companies operating in China, Taiwan and South Korea, and several significant customers are located in this region. As a result of these and other international operations, we face a number of risks, including:

     .    major health concerns such as SARS;
     .    difficulty of effectively managing our diverse global operations;
     .    change in regulatory requirements;
     .    tariffs, duties and other trade barriers;
     .    undeveloped legal systems;
     .    political and economic instability in foreign markets; and
     . fluctuations in foreign currencies which may make our products less competitive in countries in which local currencies decline in value relative to the dollar.

Our results of operations and financial performance may suffer as a result of key personnel changes

     Our future success will be determined in part by our ability to retain key scientific and technical personnel for our research, development and engineering efforts. Our business also depends on the continued contributions of our executive officers and other key management. We may also find it more difficult to retain qualified employees due to our uncertain outlook and reductions affecting compensation, benefits and employee equity participation programs. While we believe that we have been successful in retaining key personnel, we cannot assure you that we will continue to be successful in the future.

If the financial condition of our customers declines, our credit risks could increase

     In 2002 and into 2003, certain of our customers experienced financial difficulties and several filed with the courts seeking protection under bankruptcy or reorganization laws. We have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable, as well as the loss of such customer's ongoing business. If our customers fail to meet their payment obligations to us, we could experience reduced cash flows and losses in excess of amounts reserved. As of June 30, 2003, reserves for trade receivables totaled approximately $46 million.

We may not have adequate insurance coverage for claims against us

     We face the risk of loss resulting from, and adverse publicity associated with, product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, fraud and other lawsuits and investigations, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect. Our insurance costs have increased substantially and may increase further. We may not be able to get adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policy limits could require us to pay substantial sums. Some of the carriers in our historic excess insurance program are not rated, or may have lower ratings, and may not be able to respond if we should have claims reaching into excess layers. In addition, we may not be able to insure against certain risks or obtain some types of insurance, such as terrorism insurance.

Corning's results reflect a concentration of earnings from equity method investments. Each of these companies is subject to separate risks and uncertainties that could materially affect its future operating results and, thus, Corning's share of related earnings.

     We have a number of equity method investments. Corning's share of earnings relating to three of these investments, Samsung Corning Co., Ltd., Samsung Corning Precision Glass Co., Ltd. and Dow Corning Corporation, is significant to our consolidated earnings. Our participation in these equity companies exposes us to risks of shared control and future capital commitments that, among other things, may adversely affect the companies' business or operating results. Further, each of these companies is subject to separate risks and uncertainties that could materially affect its future operating results. For example, Dow Corning Corporation is a global manufacturer of specialty chemicals known as silicones that are used in a wide variety of applications for consumer and industrial uses. Risks relating to this business that may adversely affect operating results and cash flows include, but are not limited to, the cyclicality and volatility of the specialty chemical industry, rising costs of energy and other raw materials, currency risk associated with global operations, pricing pressure, safety, and environmental regulations. Samsung Corning Co., Ltd., based in Korea, is a maker of conventional television tubes and funnels, which is a mature business. Samsung Corning Precision Glass Co. Ltd., also based in Korea, manufacturers display glass primarily for sale to panel makers located in Korea. Corning's share of earnings from these companies may vary materially from quarter to quarter as a result of industry conditions and other risks and uncertainties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposure during the first six months of 2003. For a discussion of our exposure to market risk, refer to
Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2002 Annual Report on Form 10-K.

Interest Rate Risk

At December 31, 2002, our consolidated debt portfolio contained approximately 8% of variable rate instruments. As a result of the large amount of debt that we have repurchased and retired in 2003, variable rate instruments now comprise approximately 11% of our consolidated debt portfolio. Our policy is that total floating and variable debt will not exceed 35% of the debt portfolio at anytime.


ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     The company carried out an evaluation, under the supervision and with the participation of Corning management, including Corning's chief executive officer and its chief financial officer, of the effectiveness of the design and operation of Corning's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")) as of quarter ended June 30, 2003, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the evaluation date, the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.

     During the quarter ended June 30, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $21 million for its estimated liability for environmental cleanup and litigation at June 30, 2003. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote. Corning has been informed that a complaint by the New York Attorney General to recover approximately $10 million in environmental clean-up costs associated with a landfill in Bath, New York is about to be brought against Corning and eight other potentially responsible parties.

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

Dow Corning Bankruptcy. Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation, which has been in reorganization proceedings under Chapter 11 of the United States Bankruptcy Code since May, 1995. Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from breast-implant product lawsuits. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan) which provided for the settlement or other resolution of implant claims. The Joint Plan included releases for third parties (including Corning and Dow Chemical as shareholders) in exchange for contributions to the Joint Plan. By an order dated November 30, 1999, the Bankruptcy Court confirmed the Joint Plan, but with certain limitations concerning the third party releases as reflected in an opinion issued on December 21, 1999. On November 13, 2000, the U.S. District Court for the Eastern District of Michigan reversed the Bankruptcy Court's order with respect to these limitations on the third-party releases and confirmed the Joint Plan. Certain foreign claimants, the U.S. government, and certain other tort claimants appealed from the District Court's order. On January 29, 2002, the U.S. Court of Appeals for the Sixth Circuit affirmed the determinations made in the District Court with respect to the foreign claimants, but remanded to the District Court for further proceedings with respect to certain lien claims of the U.S. government and with respect to the findings supporting the non-debtor releases in favor of Dow Corning's shareholders, foreign subsidiaries and insurers. The Plan proponents agreed to settle the lien claims of the U.S. government for $9.8 million to be paid from the Settlement Fund under the Plan. This settlement was approved by the District Court in the third quarter of 2002. On December 11, 2002, the District Court entered further findings and conclusions supporting the non-debtor releases. Certain tort claimants filed appeals to the U.S. Court of Appeals for the Sixth Circuit from the District Court's order. These appeals have been briefed but not yet scheduled for argument. Management expects the appellate process may take another 12 months. If the Joint Plan with shareholder releases is upheld after all appeals, any remaining personal injury claims against Corning in these matters will be channeled to the resolution procedures under the Joint Plan. If the Joint Plan with shareholder releases is not upheld after all appeals, Corning would expect to defend any remaining claims against it (and any new claims) on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and in many state courts as described under the heading Implant Tort Lawsuits immediately hereafter. Management believes that the claims against Corning lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

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

In 1995, Corning fully reserved its investment in Dow Corning upon its filing for bankruptcy and did not recognize equity earnings from the second quarter of 1995 through the end of 2002. Management has assessed the December 11, 2002, findings by Judge Hood and concluded that emergence of Dow Corning Corporation from bankruptcy protection is probable. Management has also concluded that it has adequately provided for the other than temporary decline associated with the bankruptcy. With the exception of the remote possibility of a future bankruptcy related charge, Corning considers the difference between the carrying value of its investment in Dow Corning and its 50 percent share of Dow Corning's equity to be permanent. This difference was $270 million at June 30, 2003.

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

Federal Securities Cases. A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. This action is pending in the United States District Court for the Southern District of New York. The class consists of those purchasers of Corning stock in the period from June 14, 1989, to January 13, 1992, who allegedly purchased at inflated prices due to the non-disclosure or concealment of material information. No amount of damages is specified in the complaint. In 1997, the Court dismissed the individual defendants from the case. In December 1998, Corning filed a motion for summary judgment requesting that all claims against it be dismissed. Plaintiffs requested the opportunity to take depositions before responding to the motion for summary judgment. In June 2003, Corning renewed its motion for summary judgment upon papers incorporating additional discovery materials. Corning intends to continue to defend this action vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse verdict is remote.

From December 2001 through April 2002, Corning and three of its officers and directors were named defendants in lawsuits alleging violations of the U.S. securities laws in connection with Corning's November 2000 offering of 30 million shares of common stock and $2.7 billion zero coupon convertible debentures, due November 2015. In addition, the Company and the same three officers and directors were named in lawsuits alleging selective disclosures and non-disclosures that allegedly inflated the price of Corning's common stock in the period from September 2000 through July 9, 2001. The plaintiffs in these actions seek to represent classes of purchasers of Corning's stock in all or part of the period indicated. These lawsuits are pending in the United States District Court for the Western District of New York. On August 2, 2002, the
District Court entered an order consolidating these actions for all purposes, designating lead plaintiffs and lead counsel, and directing service of a consolidated complaint. In February 2003, defendants filed a motion to dismiss the complaint for failure to allege the requisite elements of the claims with particularity. Plaintiffs responded with opposing papers on April 7, 2003. The Court heard arguments on May 29 and June 9, 2003, and reserved decision. The Court's scheduling order further provides that a motion to certify the action as a class action shall be filed after all motions to dismiss are resolved. Another lawsuit has been filed, also in the Western District of New York, on behalf of participants in the Company's Investment Plan for Salaried Employees, purportedly as a class action on behalf of participants in the Plan who purchased or held Corning stock in a Plan account. The defendants in that action responded with a motion to dismiss the lawsuit on a variety of grounds. On December 12, 2002, the Court entered judgment dismissing the claims as to each of the defendants. On December 19, 2002, plaintiffs filed a motion to open the judgment and for leave to file an amended complaint. This motion was argued on April 10, 2003. The Court reserved decision on the motion for leave to amend. Management is prepared to defend these lawsuits vigorously and, recognizing that the outcome of litigation is uncertain, believes that these will be resolved, net of applicable insurance, without material impact on Corning's financial statements.

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

On March 28, 2003, Corning announced that it had also reached agreement with representatives of current and future asbestos claimants on a settlement arrangement that will be incorporated into the PCC Plan. This settlement is subject to a number of contingencies, including a favorable vote by 75% of the asbestos claimants voting on the PCC Plan, and approval by the bankruptcy court. Corning's settlement will require the contribution, when the Plan becomes effective, of Corning's equity interest in PCC, its one-half equity interest in PCE, and 25 million shares of Corning common stock. Corning also will be making cash payments of $133 million (net present value as of June 30, 2003) in six installments beginning in June 2005 assuming the Plan is effective. In addition, Corning will assign policy rights or proceeds under its primary insurance from 1962 through 1984, as well as rights or proceeds under certain excess insurance, most of which falls within the period from 1962 through 1973. In return for these contributions, Corning expects to receive a release and an injunction channeling asbestos claims against it into a settlement trust under the PCC Plan.

Corning has recorded a charge in the amount of $298 million ($192 million after-tax) in its results for the period ending March 31, 2003. The amount of the charge for this settlement will require adjustment each quarter based upon movement in Corning's common stock price prior to contribution of the shares to the trust. In the second quarter of 2003, Corning recorded an additional $39 million ($24 million after-tax) to mark-to-market the value of the common stock.

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

The PCC Plan, a disclosure statement and various supplement Plan documents were filed with the Court in the second quarter of 2003. No schedule has been set for voting on the PCC Plan by claimants or for the confirmation hearings required for the court to consider approval of the PCC Plan. The process of confirmation is expected to take six to 12 months from the time the disclosure statement is approved by the Court. Although the confirmation of the PCC Plan is subject to a number of contingencies, management believes that the asbestos claims against the Company will be resolved without additional material impact on the Company's financial statements.

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

In November 2002, American Motorists Insurance Company and Lumbermens Mutual Casualty Company (collectively "AIMCO") filed a declaratory judgment action against Corning, as well as Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation. This action is in the United States District Court of the Central District of California. In the complaint, AIMCO seeks a ruling that its duty to defend the insureds in the underlying Astrium action ceased with the dismissal of the negligence claims. AIMCO also seeks reimbursement of approximately $12 million dollars spent for defense costs through November 2002. Corning believes that AIMCO remains responsible for the continued representation of all insureds and for any amount spent on the defense of the insureds to date. Answers were filed in January 2003 on behalf of the defendants other than Corning. Corning has moved to dismiss all claims filed against it as it was not a party to the underlying Astrium action. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that there are strong defenses to the reimbursement claim.

Optel Arbitration. On June 28, 2002, Madeco S.A. and Madeco Brasil Ltda. filed a notice of arbitration and statement of claim against Corning International Corporation ("CIC") with the American Arbitration Association in New York, New York, alleging breaches of its contractual duties and partnership obligations. Madeco asserts that it has the right, under a "Put Option," to sell shares of another company to CIC for approximately $18 million. Arbitration hearings were completed in late May 2003, and post-hearing written submissions were filed in June 2003. The parties will each submit legal briefs and additional evidence over the next two months and a final decision is expected by December 31, 2003. Based upon the information developed to date and recognizing that the outcome of arbitration is uncertain, management believes that the risk of a materially adverse verdict is remote.

Astarte/Tellium. In July of 2002, Corning filed a demand for binding arbitration between Corning and Astarte Fiber Networks Inc.; Tellium, Inc.; AFN, LLC; and their related parties. The arbitration concerns a contract relating to certain patents and patent applications previously owned by Astarte and now held by AFN and Tellium, Astarte's successor. Corning's demand includes a claim for approximately $38 million from those parties due to material misrepresentations and fraud, as well as a claim to have the contract canceled for breach. AFN has counterclaimed in the arbitration, asking the arbitrators to decide that Corning remains obligated under the contract for future contingent payments to AFN of up to $50 million. Tellium and Astarte have filed motions seeking to be dismissed from the arbitration based on a variety of grounds, and Corning has opposed these motions. The arbitration hearings on the claims and counterclaims are scheduled in January 2004. While the outcome of arbitration proceedings concerning complex contracts involving intellectual property matters cannot be predicted with certainty, based upon the information discovered to date, management believes that the disputes in arbitration will be resolved without material negative impact on Corning's financial statements.

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

Chinese Anti-Dumping Investigation. On July 1, 2003, the Chinese Ministry of Commerce announced an anti-dumping investigation against manufacturers of optical fiber based in the U.S, Korea and Japan, alleging selling prices of standard single-mode optical fiber at lower prices than in the respective home country as well as material injury alleged to the Chinese fiber industry. The investigation is underway, with a preliminary determination anticipated in April 2004 and a final determination possible by July 1, 2004. Corning is defending vigorously and does not believe it engaged in dumping. Corning management is not able to estimate the impact of this proceeding upon its export business to China pending a final determination nor to express assurances regarding that final determination. Based upon the information developed to date and recognizing that the outcome is uncertain, management believes that the investigation will be resolved without a material impact on Corning's financial statements.

PicVue Electronics Ltd., PicVue OptoElectronics International, Inc. and Eglasstrek Gmbh. In June 2002, Corning brought an action seeking to restrain the use of its trade secrets and for copyright infringement relating to certain aspects of the fusion draw machine used for liquid crystal display glass melting in the United States District Court for the Western District of New York against these three defendants. The District Court in July 2003 denied the PicVue motion to dismiss and granted a preliminary injunction in favor of Corning, subject to posting a bond in an amount to be determined. PicVue, a Taiwanese company, responded in July 2003 with a counterclaim alleging violations of the antitrust laws and claiming damages of more than $120 million as well as requesting trebled damages. Recognizing that the outcome of litigation is uncertain, management believes that the PicVue counterclaim is without merit and that the likelihood of a materially adverse verdict against Corning is remote.

ITEM 5.  OTHER INFORMATION
-------  -----------------

Dr. Gerald J. Fine, senior vice president of Corning Photonic Technologies, will begin a one year sabbatical from Corning effective September 30, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a)  Exhibits

          Exhibit Number                Exhibit Name
          --------------                ------------

               12                       Computation of Ratio of Earnings to Combined Fixed Charges
                                        and Preferred Dividends

              31.1                      Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted
                                        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              31.2                      Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted
                                        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32.1                      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                                        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              32.2                      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                                        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

          Four reports on Form 8-K were filed April 22, 2002*, April 24, 2003*, April 29, 2003 and May 12, 2003* during the quarter end June 30, 2002 reporting matters under Item 5, Other Events and under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits and furnishing material under Item 9*.

          * Information furnished under Item 9 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 for such Regulation FD disclosures.

          Other items under Part II are not applicable.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                            CORNING INCORPORATED
                                                (Registrant)






   August 6, 2003                            /s/ JAMES B. FLAWS
------------------------         -------------------------------------------
       Date                                    James B. Flaws
                                  Vice Chairman and Chief Financial Officer
                                        (Principal Financial Officer)




   August 6, 2003                          /s/ KATHERINE A. ASBECK
------------------------         -------------------------------------------
       Date                                  Katherine A. Asbeck
                                    Senior Vice President and Controller
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number         Exhibit Name
--------------         ------------

      12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

     31.1              Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted
                       Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2              Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted
                       Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1              Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2              Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                                                      Exhibit 12
CORNING INCORPORATED AND SUBSIDIARY COMPANIES
COMPUTATION  OF RATIO OF  EARNINGS  TO  COMBINED  FIXED  CHARGES  AND  PREFERRED
DIVIDENDS
(In millions, except ratios)

                                                        For the six months ended
                                                              June 30, 2003
                                                        ------------------------

Loss from continuing operations before taxes on income         $     (594)
Adjustments:
    Distributed income of equity investees                            106
    Amortization of capitalized interest                                3
    Fixed charges net of capitalized interest                          93

                                                               ----------
Loss before taxes and fixed charges as adjusted                      (392)
                                                               ==========

Fixed charges:
   Interest incurred                                                   83
   Portion of rent expense which represents an
     appropriate interest factor                                       11
   Amortization of debt costs                                           3
                                                               ----------

Total fixed charges                                                    97
Capitalized interest                                                   (4)
                                                               ----------

Total fixed charges net of capitalized interest                        93
                                                               ==========

Preferred dividends:
   Preferred dividend requirement
   Ratio of pre-tax income to income before
     minority interest and
     equity earnings                                                  1.0
                                                               ----------
   Pre-tax preferred dividend requirement

Total fixed charges                                                    97
                                                               ----------

Fixed charges and pre-tax preferred
  dividend requirement                                                 97
                                                               ==========

Ratio of earnings to fixed charges                                   *
                                                               ==========

Ratio of earnings to combined fixed charges
  and preferred dividends                                            *
                                                               ==========


* Loss before taxes and fixed charges as adjusted were inadequate to cover total fixed charges and inadequate to cover fixed charges and pre-tax dividend requirement by approximately $489 million at June 30, 2003.

                                                                    Exhibit 31.1
                                  CERTIFICATION
                                  -------------


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




      August 6, 2003                         /s/ JAMES R. HOUGHTON
   --------------------           ----------------------------------------------
           Date                                 James R. Houghton
                                      Chairman and Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION
                                  -------------


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




      August 6, 2003                          /s/ JAMES B. FLAWS
   --------------------           ----------------------------------------------
          Date                                  James B. Flaws
                                    Vice Chairman and Chief Financial Officer

                                                                    Exhibit 32.1

                              CORNING INCORPORATED

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Corning Incorporated (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James R. Houghton, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





      August 6, 2003                          /s/ JAMES R. HOUGHTON
   ---------------------           ---------------------------------------------
          Date                                  James R. Houghton
                                       Chairman and Chief Executive Officer


A signed original of this written statement required by Section 906 has been provided to Corning Incorporated and will be retained by Corning Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 32.2



                              CORNING INCORPORATED

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Corning Incorporated (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James B. Flaws, Vice Chairman and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






      August 6, 2003                            /s/ JAMES B. FLAWS
   ---------------------           ---------------------------------------------
          Date                                    James B. Flaws
                                     Vice Chairman and Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to Corning Incorporated and will be retained by Corning Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.