Form 10-Q
period 2003-09-30
CORNING INC /NY
filed 2003-10-30
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2003
                                   -------------------------

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

1,329,745,677   shares  of  Corning's  Common  Stock,   $0.50  Par  Value,  were
outstanding as of September 30, 2003.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES


                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
                                                                         Page
                                                                         ----

  Consolidated Statements of Operations (Unaudited) for the
     three and nine months ended September 30, 2003 and 2002               3

  Consolidated Balance Sheets at September 30, 2003
     (Unaudited) and December 31, 2002                                     4

  Consolidated Statements of Cash Flows (Unaudited) for the
     nine months ended September 30, 2003 and 2002                         5

  Notes to Consolidated Financial Statements (Unaudited)                   6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            21

Item 3. Quantitative and Qualitative Disclosures About Market Risk        40

Item 4. Controls and Procedures                                           40


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                 41

Item 6. Exhibits and Reports on Form 8-K                                  47

Signatures                                                                48

Exhibit Index                                                             49

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions, except per share amounts)

                                                                        For the three months ended      For the nine months ended
                                                                               September 30,                  September 30,
                                                                        --------------------------      -------------------------
                                                                           2003            2002           2003           2002
                                                                         ---------      ---------       --------       ---------
Net sales                                                                $     772      $     762       $  2,270       $   2,428
Cost of sales                                                                  546            633          1,663           1,931
                                                                         ---------      ---------       --------       ---------

Gross margin                                                                   226            129            607             497

Operating expenses:
   Selling, general and administrative expenses                                147            157            447             533
   Research, development and engineering expenses                               80            113            258             370
   Amortization of purchased intangibles                                        10             11             28              33
   Restructuring, impairment and other charges and credits (Note 2)            (10)           125             90             619
                                                                         ---------      ---------       --------       ---------

Operating loss                                                                  (1)          (277)          (216)         (1,058)

Interest income                                                                  7             10             24              34
Interest expense                                                               (36)           (44)          (118)           (136)
Asbestos settlement (Note 3)                                                   (51)                         (388)
Gain on repurchases of debt, net (Note 4)                                        2             22             19              90
Other income (expense), net                                                      5             (1)            11             (10)
                                                                         ---------      ---------       --------       ---------

Loss from continuing operations before income taxes                            (74)          (290)          (668)         (1,080)
Benefit for income taxes                                                       (30)           (91)          (208)           (325)
                                                                         ---------      ---------       --------       ---------

Loss from continuing operations before minority interests
  and equity earnings                                                          (44)          (199)          (460)           (755)
Minority interests                                                               2              5             72              17
Equity in earnings of associated companies, net of impairments                  75             42            194              97
                                                                         ---------      ---------       --------       ---------

Income (loss) from continuing operations                                        33           (152)          (194)           (641)
Income from discontinued operations, net of income taxes (Note 5)                              19                             48
                                                                         ---------      ---------       --------       ---------

Net income (loss)                                                               33           (133)          (194)           (593)

Dividend requirements of preferred stock                                                     (128)                          (128)
                                                                         ---------      ---------       --------       ---------

Income (loss) attributable to common shareholders                        $      33      $    (261)      $   (194)      $    (721)
                                                                         =========      =========       ========       =========

Basic earnings (loss) per common share from (Note 12):
   Continuing operations                                                 $    0.03      $   (0.27)      $  (0.15)      $   (0.79)
   Discontinued operations (Note 5)                                                          0.02                           0.05
                                                                         ---------      ---------       --------       ---------
Basic earnings (loss) per common share                                   $    0.03      $   (0.25)      $  (0.15)      $   (0.74)
                                                                         =========      =========       ========       =========

Diluted earnings (loss) per common share from (Note 12):
   Continuing operations                                                 $    0.02      $   (0.27)      $  (0.15)      $   (0.79)
   Discontinued operations (Note 5)                                                          0.02                           0.05
                                                                         ---------      ---------       --------       ---------
Diluted earnings (loss) per common share                                 $    0.02      $   (0.25)      $  (0.15)      $   (0.74)
                                                                         =========      =========       ========       =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                     (In millions, except per share amounts)


                                                                                          Unaudited
                                                                                          Sept. 30,          December 31,
                                                                                            2003                 2002
                                                                                          ---------          ------------
Assets

Current assets:
   Cash and cash equivalents                                                              $     809           $   1,426
   Short-term investments, at fair value                                                        608                 664
                                                                                          ---------           ---------
     Total cash and short-term investments                                                    1,417               2,090
   Trade accounts receivable, net of doubtful accounts and allowances - $45 and $59             498                 470
   Inventories (Note 6)                                                                         491                 559
   Deferred income taxes                                                                        375                 296
   Other accounts receivable                                                                    117                 358
   Prepaid expenses and other current assets                                                     70                  52
                                                                                          ---------           ---------
       Total current assets                                                                   2,968               3,825

Restricted cash and investments                                                                  66                  82
Investments                                                                                     985                 769
Property, net of accumulated depreciation - $3,357 and $3,375                                 3,582               3,705
Goodwill (Note 7)                                                                             1,730               1,715
Other intangible assets, net (Note 7)                                                           175                 213
Deferred income taxes                                                                         1,106                 887
Other assets                                                                                    202                 210
                                                                                          ---------           ---------

Total assets                                                                              $  10,814           $  11,406
                                                                                          =========           =========

Liabilities and Shareholders' Equity

Current liabilities:
   Loans payable                                                                          $      49           $     204
   Accounts payable                                                                             310                 339
   Other accrued liabilities (Note 8)                                                         1,089               1,137
                                                                                          ---------           ---------
       Total current liabilities                                                              1,448               1,680

Long-term debt                                                                                2,819               3,963
Postretirement benefits other than pensions                                                     614                 617
Other liabilities                                                                               615                 396
Commitments and contingencies (Note 9)
Minority interests                                                                               36                  59
Shareholders' equity (Note 10):
   Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
     Series C mandatory convertible preferred stock - Shares issued: 5.75 million;
     Shares outstanding: 1.05 million and 1.55 million                                          105                 155
   Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion;
     Shares issued: 1,388 million and 1,267 million                                             694                 634
   Additional paid-in capital                                                                10,275               9,695
   Accumulated deficit                                                                       (5,115)             (4,921)
   Treasury stock, at cost; Shares held: 58 million and 70 million                             (581)               (702)
   Accumulated other comprehensive loss                                                         (96)               (170)
                                                                                          ---------           ---------
       Total shareholders' equity                                                             5,282               4,691
                                                                                          ---------           ---------

Total liabilities and shareholders' equity                                                $  10,814           $  11,406
                                                                                          =========           =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

                                                                                         For the nine months ended
                                                                                               September 30,
                                                                                         -------------------------
                                                                                            2003           2002
                                                                                         ---------       ---------
Cash flows from operating activities:
   Loss from continuing operations                                                        $   (194)     $  (641)
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
     Amortization of purchased intangibles                                                      28           33
     Depreciation                                                                              363          471
     Asbestos settlement                                                                       388
     Restructuring, impairment and other charges and credits                                    90          619
     Gain on repurchases of debt, net of inducements                                           (19)         (90)
     Undistributed earnings of associated companies                                            (84)          (4)
     Minority interests, net of dividends paid                                                 (76)         (17)
     Deferred tax benefit                                                                     (259)        (145)
     Interest expense on convertible debentures                                                 15           30
     Restructuring payments                                                                   (201)        (193)
     Decreases (increases) in restricted cash                                                    1          (20)
     Income tax refund                                                                         191
     Employee benefits in excess of expense                                                    (93)         (27)
     Changes in certain working capital items:
        Trade accounts receivable                                                                5           97
        Inventories                                                                             73           88
        Other current assets                                                                    34         (117)
        Accounts payable and other current liabilities, net of restructuring payments         (228)        (259)
     Other, net                                                                                 32          (46)
                                                                                          --------      -------
Net cash provided by (used in) operating activities                                             66         (221)
                                                                                          --------      -------

Cash flows from investing activities:
   Capital expenditures                                                                       (204)        (279)
   Acquisitions of businesses, net of cash acquired                                                         (29)
   Proceeds from sale of precision lens business                                                 9
   Net proceeds from sale or disposal of assets                                                 39           62
   Increase in long-term investments and other long-term assets                                 (4)         (18)
   Short-term investments - acquisitions                                                    (1,426)      (1,557)
   Short-term investments - liquidations                                                     1,481        2,123
   Restricted investments - acquisitions                                                                   (117)
   Restricted investments - liquidations                                                        15           67
   Other, net                                                                                    1           (2)
                                                                                          --------      -------
Net cash (used in) provided by investing activities                                            (89)         250
                                                                                          --------      -------

Cash flows from financing activities:
   Net (repayments of) proceeds from loans payable                                            (160)        (502)
   Proceeds from issuance of long-term debt                                                                  11
   Repayments of long-term debt                                                             (1,100)        (190)
   Proceeds from issuance of Series C preferred stock, net                                                  558
   Proceeds from issuance of common stock, net                                                 651           47
   Repurchases of common stock for treasury                                                                 (23)
   Cash dividends paid to preferred shareholders                                               (15)         (67)
   Other, net                                                                                                (8)
                                                                                          --------      -------
Net cash used in financing activities                                                         (624)        (174)
                                                                                          --------      -------
Effect of exchange rates on cash                                                                30           23
                                                                                          --------      -------
Cash used in continuing operations                                                            (617)        (122)
Cash provided by discontinued operations (Note 5)                                                            68
                                                                                          --------      -------
Net decrease in cash and cash equivalents                                                     (617)         (54)
Cash and cash equivalents at beginning of period                                             1,426        1,037
                                                                                          --------      -------

Cash and cash equivalents at end of period                                                $    809      $   983
                                                                                          ========      =======

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

General

Corning Incorporated and its consolidated subsidiaries is hereinafter sometimes referred to as "the Company," "Registrant," "Corning," "we," "our" or "us."

Corning Incorporated is a world-leading provider of optical fiber, cable, and hardware and equipment products for the telecommunications industry; high-performance glass for computer monitors; advanced optical materials for the semiconductor industry and the scientific community; scientific laboratory products for the scientific community; ceramic substrates for the automotive industry; specialized polymer products for biotechnology applications; and other technologies.

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

GAAP requires management to make certain estimates and judgments that are reflected in the reported amounts of assets, liabilities, revenues and expenses and also in the disclosure of contingent liabilities. The actual results may differ from the estimates. Management exercises judgment and makes estimates for allowance for bad debts, inventory obsolescence, product warranty, restructuring charges, fixed asset, goodwill and other asset impairments, depreciation, pension benefits, postretirement benefits other than pensions, deferred tax asset valuation allowance and income taxes, litigation and other contingencies. Management reviews these estimates on a systematic basis and, if necessary, any material adjustments are reflected in the consolidated financial statements in the period that they are deemed necessary.

The results for interim periods are not necessarily indicative of results which may be expected for any other interim period, or for the full year. These interim consolidated financial statements should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended December 31, 2002.

We began recognizing equity earnings from Dow Corning Corporation ("Dow Corning") in the first quarter of 2003 since we concluded that the emergence of Dow Corning from bankruptcy protection is probable based on the Bankruptcy Court's findings on December 11, 2002. See Part II-Other Information, Item 1. Legal Proceedings for a history of this matter.

Certain amounts for 2002 were reclassified to conform with 2003 classifications.

Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," for our stock-based compensation plans. The following table illustrates the effect on income (loss) from continuing operations and earnings (loss) per share from continuing operations if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

(In millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the three months               For the nine months
                                                                          ended September 30,               ended September 30,
                                                                       -------------------------        -------------------------
                                                                          2003            2002             2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations - as reported                 $      33      $    (152)        $   (194)      $    (641)
Less:  Dividend requirements of preferred stock                                            (128)                            (128)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations attributable to
  common shareholders - as reported                                           33           (280)            (194)           (769)
Add:  Stock-based employee compensation expense
  determined under APB No. 25, included in reported
  income (loss) from continuing operations, net of tax                                                         1               2
Less:  Stock-based employee compensation expense
  determined under fair value based method, net of tax                       (38)           (69)            (106)           (210)
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations attributable to common
  shareholders - pro forma                                             $      (5)     $    (349)        $   (299)      $    (977)
------------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share from continuing operations:
     Basic - as reported                                               $    0.03      $   (0.27)        $  (0.15)      $   (0.79)
     Basic - pro forma                                                 $    0.00      $   (0.34)        $  (0.24)      $   (1.00)

     Diluted - as reported                                             $    0.02      $   (0.27)        $  (0.15)      $   (0.79)
     Diluted - pro forma                                               $    0.00      $   (0.34)        $  (0.24)      $   (1.00)
------------------------------------------------------------------------------------------------------------------------------------

For purposes of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following are weighted-average assumptions used for grants under our stock plans in 2003 and 2002, respectively:

------------------------------------------------------------------------------------------------------------------------------------
                                   For the three months ended Sept. 30,               For the nine months ended Sept. 30,
For Options                        ------------------------------------               -----------------------------------
Granted During                        2003                      2002                    2003                       2002
------------------------------------------------------------------------------------------------------------------------------------
Expected life in years                   5                         6                       5                         6
Risk free interest rate               3.59%                     3.57%                   3.02%                     4.29%
Expected volatility                   80.4%                     80.2%                   78.7%                     77.6%
------------------------------------------------------------------------------------------------------------------------------------

Changes in the status of outstanding options were as follows:

--------------------------------------------------------------------------------
                                           Number of Options   Weighted-Average
                                            (in thousands)      Exercise Price
                                           -----------------   ----------------

Options outstanding December 31, 2002            97,327             $  26.47
Options granted under plans                      32,613             $   5.35
Options exercised                                  (253)            $   5.08
Options terminated                                 (442)            $  13.11
                                               --------

Options outstanding September 30, 2003          129,245             $  21.06
                                               ========             ========
Options exercisable September 30, 2003           66,836             $  26.63
                                               ========             ========

--------------------------------------------------------------------------------

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant, but not the majority amount of the beneficial interests. We have leased equipment from three unconsolidated VIEs for which the sole purpose is the leasing of equipment to us. We assessed the impact of this interpretation and determined that we are the primary beneficiary of one existing VIE, and therefore, began to consolidate this entity beginning on July 1, 2003. The assets and debt of this entity at September 30, 2003, approximated $32 million and $34 million, respectively. We also evaluated the impact of this interpretation on two other entities and determined that we are not the primary beneficiary for both entities. The assets and debt of these entities total $12 million. The adoption of this accounting standard did not have a material effect on our results of operations or financial position.

The FASB also recently issued the following pronouncements which became effective July 1, 2003:

     SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities," and
     SFAS  No.  150,   "Accounting  for  Certain   Financial   Instruments  with
     Characteristics of both Liabilities and Equity."

The adoption of these accounting standards did not have a material effect on our results of operations or financial position.

2.   Restructuring, Impairment and Other Charges and Credits

First Quarter
-------------

In the first quarter of 2003, we recorded charges for the shut-down of the conventional video components business and the optical switching product line which were announced on April 15, 2003 and February 13, 2003, respectively. We also recorded credits related to prior years' restructuring and impairment charges discussed below. A summary of these charges and credits follows:

Conventional video components business

Corning Asahi Video Products Company (conventional video components business, or
CAV),  a 51%  owned  partnership  included  in our  consolidated  results,  is a manufacturer of glass panels and funnels for use in conventional tube televisions and is reported in the Technologies segment. In the fourth quarter of 2002, we impaired certain assets of this business and indicated that we could be required to record additional impairment charges, or that we could choose to exit the business if performance differed from expectations. During the first quarter, operating results and cash flows were less than expected, and certain customers significantly reduced forecasted orders for the year.

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

Credits

During the first quarter, we reversed $33 million ($21 million after-tax) related to revised cost estimates of existing restructuring plans, of which $24 million related to employee separation and exit costs which were less than estimated, while $9 million related to proceeds in excess of assumed salvage values for assets that were previously impaired.

Second Quarter
--------------

In the second quarter of 2003, we recorded restructuring, impairment and other charges of $125 million ($62 million after-tax and minority interest), offset by credits related to prior years' restructuring charges of $76 million ($59 million after-tax), resulting in a net pre-tax charge of $49 million ($3 million after-tax and minority interest). These charges primarily relate to the exit of the conventional video components business and the photonic technologies business. The charges also reflect certain restructuring actions taken during the second quarter of 2003 relating to our other businesses. A summary of these charges and credits follows:

Conventional Video Components

In the second quarter of 2003, we recorded a restructuring charge of $54 million ($15 million after-tax and minority interest). The charge included $18 million for employee separation costs, $19 million for exit costs and $17 million for curtailments related to pension and postretirement health care benefits.

In June, CAV announced that it had signed a definitive agreement to sell tangible assets to Henan Anyang CPT Glass Bulb Group, Electronic Glass Co., Ltd. (Henan Anyang), located in China. The proceeds from this sale may offset a significant portion of the cash spending on restructuring. We recognized a $5 million gain in the third quarter of 2003 as described under Third Quarter-Credits below. The sale is expected to be completed in the first half of 2004 at which time we anticipate recognizing the remainder of the original estimated gain of approximately $40 million ($13 million after-tax and minority interest). We expect the restructuring costs to require $45 million to $60 million in cash spending. In addition, we concluded that this business does not meet the requirements for discontinued operations treatment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Photonic Technologies

In the second quarter of 2003, we recorded a charge of $33 million ($22 million after-tax) related to the exit of the photonic technologies business. The charge included $7 million for employee separation costs, $14 million for exit costs, $7 million for curtailments related to pension and postretirement benefits and $5 million to impair the remaining assets.

Also in the second quarter, we increased the deferred tax valuation allowance by $21 million as we do not expect to realize certain deferred tax assets in Italy related to the photonic technologies business. This charge is reflected in the statement of operations under "Benefit for income taxes."

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

Third Quarter
-------------

In the third quarter of 2003, we recorded restructuring, impairment and other charges of $16 million ($13 million after-tax), offset by credits of $26 million ($21 million after-tax and minority interest), resulting in a net pre-tax credit of $10 million ($8 million after-tax and minority interest). A summary of these charges and credits follow:

Photonic Technologies

On July 31, 2003, we completed the sale of certain photonic technologies business assets to Avanex Corporation ("Avanex") in exchange for 21 million restricted shares of Avanex common stock, which we valued at approximately $53 million. These shares are restricted from sale for approximately one year at which point the restrictions are lifted at intervals beginning July 2004 and ending October 2005. As the shares become unrestricted, we will mark-to-market the shares through other comprehensive income as available-for-sale securities. The Avanex restricted shares are reflected as a cost investment and recorded under "Investments" in our consolidated balance sheet. The transaction generated a loss on sale of $13 million ($9 million after-tax) and resulted in a $21 million reduction of our goodwill. See Note 7. In accordance with the sale agreement, Avanex acquired assets related to the optical amplifier facility in Erwin, NY and the optical component plant in Milan, Italy. We also paid Avanex $22 million in cash. Approximately 400 employees of the photonic technologies business became employees of Avanex in the third quarter.

In the third quarter of 2003, we recorded a charge of $3 million ($4 million after-tax) related to the exit of the photonic technologies business for employee separation costs. The after-tax amount included a $2 million write-off related to a state net operating loss.

We expect to close our pump laser facility in Bedford, MA by the end of the year. Pursuant to a separate arrangement with Avanex, we are manufacturing pump lasers for sale to Avanex during the fourth quarter of 2003. This activity will be completed and the facility closed by December 31, 2003.

Credits

In the third quarter of 2003, we reversed $20 million ($18 million after-tax) of restructuring reserves related to prior years' restructuring charges, primarily in the Telecommunications segment. The reversals included $10 million related to employee separation costs which were less than estimated, $6 million related to exit costs which were less than estimated and $4 million related to proceeds in excess of assumed salvage values for assets that were previously impaired and certain assets management decided to retain as abandoned factories were being dismantled. Approximately $5 million of the reduced exit costs will not be incurred due to the Avanex transaction.

In addition to the above, we also recorded the following:

- a $5 million ($2 million after-tax and minority interest) credit related to assets from CAV that were previously impaired but later sold to Henan Anyang, and

- a $1 million gain on the sale of previously-impaired cost investments in the Telecommunications segment that were sold in the third quarter.

The current restructuring reserve continues to be evaluated as plans are being executed. As a result, there may be additional charges or reversals in future periods. In addition, since the restructuring program is an aggregation of many individual plans currently being executed, actual costs have differed from estimated amounts.

The following table illustrates the charges, credits and balances of the restructuring reserves as of and for the nine months ended September 30, 2003 (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                  Nine months                            Nine months ended               Remaining
                                                  ended Sept.     Reversals       Net     Sept. 30, 2003      Cash      reserve at
                                     January 1,    30, 2003      to existing   charges/      Non-cash       payments     Sept. 30,
                                        2003        charge          plans     (reversals)     charges        in 2003       2003
------------------------------------------------------------------------------------------------------------------------------------
Restructuring charges:
Employee related costs                 $  273       $    84       $   (59)      $   25        $ (27)        $  (170)    $   101
Other charges                             132            33           (21)          12                          (31)        113
                                       ----------------------------------------------------------------------------------------
     Total restructuring charges       $  405       $   117       $   (80)      $   37        $ (27)        $  (201)    $   214
                                       ----------------------------------------------------------------------------------------

Impairment of long-lived assets:
Assets to be held and used                          $    62                     $   62
Assets to be disposed of by sale
  or abandonment                                         28       $   (54)         (26)
Cost investments                                          5            (1)           4
                                                    ------------------------------------
     Total impairment charges                       $    95       $   (55)      $   40
                                                    ------------------------------------

Other charges:
Loss on Avanex transaction                          $    13                     $   13

Total restructuring, impairment and
  other charges and credits                         $   225       $  (135)      $   90
Tax (benefit) expense and minority
  interest                                             (117)           35          (82)
                                                    ------------------------------------
Restructuring, impairment and other
  charges and credits, net                          $   108       $  (100)      $    8
                                                    ------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

Almost one-quarter of the remaining $214 million restructuring reserve is expected to be paid by December 31, 2003. Cash payments for employee-related costs will be substantially completed by mid-2004, while payments for exit activities will be substantially completed by 2005.

The following table illustrates the headcount reduction amongst U.S. hourly, U.S. salaried and non-U.S. positions related to the 2003 plans:

--------------------------------------------------------------------------------
Headcount reduction
--------------------------------------------------------------------------------
                        U.S. Hourly     U.S. Salaried     Non-U.S.      Total
--------------------------------------------------------------------------------

Headcount reduction         950              700            150         1,800
                       =========================================================

--------------------------------------------------------------------------------

As of September 30, 2003, approximately 6,700 of the 7,100 employees had been separated under the 2002 plans and approximately 1,350 of the 1,800 employees had been separated under the 2003 plans.

2002 Restructuring Actions
--------------------------

Third Quarter
-------------

During the third quarter, we undertook actions to reduce our costs, primarily related to the Telecommunications segment and our corporate research and administrative staffs.

The following table illustrates the charges, credits and balances of the restructuring reserves as of and for the nine months ended September 30, 2002:

(In millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Nine months
                                                                   Nine months          ended                          Remaining
                                                                      ended        Sept. 30, 2002         Cash        reserve at
                                                   January 1,       Sept. 30,         Non-cash          payments       Sept. 30,
                                                      2002         2002 charge         charges           in 2002         2002
------------------------------------------------------------------------------------------------------------------------------------
Restructuring charges:
Employee related costs                             $     198      $     234 (a)       $     (35)        $   (177)      $     220
Other charges                                             78             23                                  (16)             85
                                                   -----------------------------------------------------------------------------
     Total restructuring charges                   $     276      $     257           $     (35)        $   (193)      $     305
                                                   -----------------------------------------------------------------------------

Impairment of long-lived assets:
Assets held for disposal                                          $     302 (b)       $     302
Cost investments                                                         60                  60
                                                                  -----------------------------
     Total impairment charges                                     $     362           $     362
                                                                  -----------------------------

Total restructuring, impairment and
  charges and credits                                             $     619
Tax benefit and minority interest                                      (206)
                                                                  ---------
Restructuring, impairment and other charges
  and credits, net                                                $     413
                                                                  =========

(a) Amount is net of $5 million adjustment in employee related costs reflecting the difference between estimated and actual costs.
(b) Amount is net of $5 million adjustment to assumed salvage values on asset disposals.

The charges recorded in the third quarter of 2002 are summarized in the following table and described below:

Employee related costs                                                  $   47
Exit costs                                                                  11
                                                                        ------
    Total restructuring charges                                             58
Impairment of long-lived assets                                             67
                                                                        ------
    Total restructuring, impairment and other charges and credits          125
Tax benefit and minority interest                                          (40)
                                                                        ------
    Restructuring, impairment and other charges and credits, net        $   85
                                                                        ======

Restructuring Charges

The third quarter restructuring charge of $58 million included $47 million of employee separation costs (including special termination benefits to pension and postretirement health care plans) and $11 million in other exit costs (principally lease termination and contract cancellation payments). The charge entailed the elimination of approximately 1,000 positions in the Telecommunications segment and corporate research and administrative staffs organizations.

Impairment of Plant and Equipment

We recorded a $67 million charge to impair plant and equipment relating to facilities to be shutdown or disposed, primarily in the fiber and cable business, the photonic technologies business and certain research facilities.

See Restructuring, Impairment and Other Charges and Credits in our MD&A.

3.   Asbestos Settlement

On March 28, 2003, we announced that we had reached agreement with the representatives of asbestos claimants for the settlement of all current and future non-premises asbestos claims against us and Pittsburgh Corning Corporation (PCC), which might arise from PCC products or operations.

The agreement is expected to be incorporated into a settlement fund as part of a reorganization plan for PCC. The plan will be submitted to the federal bankruptcy court in Pittsburgh for approval, and is subject to a number of contingencies, including a favorable vote by 75 percent of the asbestos claimants voting on the PCC reorganization plan. We will make our contributions to the settlement trust under the agreement after the plan is approved, becomes effective and no longer subject to appeal. The approval process could take one year or longer.

Our settlement will require when the plan becomes effective, the contribution of our equity interest in PCC, our one-half equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and 25 million shares of our common stock. The common stock will be marked-to-market each quarter until it is contributed to the settlement trust, thus resulting in adjustments to income and the settlement liability as appropriate. We will also make cash payments with a current value of $134 million over six years beginning in June 2005. In addition, we will assign insurance policy proceeds from our primary insurance and a portion of our excess insurance as part of the settlement. We recorded a charge of $298 million ($192 million after-tax) in the first quarter of 2003. In the third quarter, we recorded an additional $51 million charge ($31 million after-tax) to mark-to-market the value of our common stock. We have recorded total charges of $388 million ($247 million after-tax) to reflect the settlement and to mark-to-market the value of our common stock for the nine months ended September 30, 2003. The carrying value of our stock in PCE and the fair value as of September 30, 2003, of 25 million shares of our common stock have been reflected in current liabilities. The remaining $134 million, representing the net present value of the cash payments, discounted at 5.5%, is recorded in noncurrent liabilities. See Part II-Other Information, Item 1. Legal Proceedings for a history of this matter.

4.   Gain on Repurchases of Debt, Net

During the nine months ended September 30, 2003 and 2002, we repurchased and retired a significant portion of our zero coupon convertible debentures through a combination of open market purchases, debt for equity exchanges and a modified Dutch tender offer. The following table summarizes the activity related to our zero coupon convertible debentures (dollars in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                        For the three months                      For the nine months
                                                         ended September 30,                      ended September 30,
                                                     ----------------------------            ---------------------------
                                                         2003             2002                  2003              2002
------------------------------------------------------------------------------------------------------------------------------------
Bonds repurchased                                      288,500           75,500              1,476,000          362,687
Book value                                            $    226          $    58             $    1,152         $    278
Fair value                                            $    219          $    35             $    1,069         $    183
Pre-tax gain (a)                                      $      3          $    22             $       20         $     90
After-tax gain (a)                                    $      2          $    13             $       13         $     55
------------------------------------------------------------------------------------------------------------------------------------

(a)  Net of the write-off of unamortized issuance and deal costs.

In the first quarter of 2003, we issued 6.5 million shares of common stock from treasury in exchange for 55,000 debentures with an accreted value of $43 million. In accordance with SFAS No. 84, "Induced Conversions of Convertible Debt," we recognized a charge of $34 million reflecting the fair value of the incremental shares issued beyond those required by the terms of the debentures. The increase in equity due to the issuance of shares from treasury stock was $77 million. This transaction is reflected in the table above.

The balance of zero coupon convertible debentures was as follows:

--------------------------------------------------------------------------------
                             September 30, 2003            December 31, 2002
--------------------------------------------------------------------------------

Zero coupon convertibles         $     470                    $   1,606
--------------------------------------------------------------------------------

Additionally in the third quarter of 2003, we repurchased and retired 60,000 euro notes with a book value of 60 million euros for cash of 63 million euros (including accrued interest) or $70 million. We recorded a loss of $1 million ($1 million after-tax) on the transaction in the third quarter.

5.   Discontinued Operations

We completed the sale of the precision lens business to 3M Company in December 2002. The transaction was treated as a discontinued operation under SFAS No.
144. Summarized selected financial information for the discontinued operations related to the precision lens business was as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                    For the three months ended       For the nine months ended
                                                        September 30, 2002              September 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                     $     75                       $   203
                                                              ========                       =======


Income before taxes                                           $     31                       $    74
Provision for income taxes                                          12                            26
                                                              --------                       -------

Income from discontinued operations                           $     19                       $    48
                                                              ========                       =======

------------------------------------------------------------------------------------------------------------------------------------

6.   Inventories

Inventories shown on the accompanying balance sheets were comprised of the following (in millions):
--------------------------------------------------------------------------------
                                           September 30,           December 31,
                                               2003                    2002
--------------------------------------------------------------------------------
Finished goods                               $    140                $   212
Work in process                                   127                    115
Raw materials and accessories                     135                    135
Supplies and packing materials                     89                     97
--------------------------------------------------------------------------------
Total inventories                            $    491                $   559
--------------------------------------------------------------------------------

7.   Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, were as follows (in millions):
--------------------------------------------------------------------------------
                                   Telecom-
                                  munications     Technologies          Total
--------------------------------------------------------------------------------

Balance at January 1, 2003        $  1,556           $  159         $   1,715
Foreign currency translation            31                                 31
Divestitures (See Note 2)              (21)                               (21)
Other                                    5                                  5
--------------------------------------------------------------------------------
Balance at September 30, 2003     $  1,571           $  159         $   1,730
--------------------------------------------------------------------------------

Other intangible assets consisted of the following (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                        September 30, 2003                           December 31, 2002
                                                 -------------------------------------------------------------------------------
                                                            Accumulated                                Accumulated
                                                  Gross     Amortization      Net             Gross    Amortization      Net
------------------------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Patents and trademarks                      $  140       $    52      $    88           $  138       $   40       $    98
     Non-competition agreements                     110            81           29              106           62            44
     Other                                            4             1            3                5            2             3
                                                 -----------------------------------         -----------------------------------
         Total amortized intangible assets          254           134          120              249          104           145
                                                 -----------------------------------         -----------------------------------

Other intangible assets:
     Intangible pension assets                       55                         55               68                         68
                                                 -----------------------------------         -----------------------------------
Total                                            $  309       $   134      $   175           $  317       $  104       $   213
------------------------------------------------------------------------------------------------------------------------------------

Amortized intangible assets are primarily related to the Telecommunications segment.

Amortization expense related to these intangible assets is expected to be in the range of approximately $20 million to $35 million annually from 2003 to 2007.

8.   Product Warranty Liability

Provisions for estimated expenses related to product warranties are made at the time the products are sold using historical experience as a prediction of expected settlements. Reserves are adjusted when experience indicates an expected settlement will differ from initial estimates. Our reserves relate primarily to the Telecommunications segment. Reserves for warranty items are included in other accrued liabilities. A reconciliation of the changes in the product warranty liability during the nine months ended September 30, 2003, was as follows (in millions):

--------------------------------------------------------------------------------
Balance at January 1, 2003                                       $   64
Accruals                                                              3
Adjustments to liability existing on January 1, 2003                (18) (a)
Settlements made during 2003                                        (11)
Effect of foreign currency translation                                2
                                                                 ------
Balance at September 30, 2003                                    $   40
--------------------------------------------------------------------------------

(a)  Primarily due to the exit of the photonic technologies business.

9.   Commitments and Contingencies

In 2003, we adopted the initial recognition and measurement provisions of FASB Interpretation No. 45 (FIN 45). We do not routinely provide significant third-party guarantees and, as a result, this interpretation has not had a material effect on our financial statements. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

We provide financial guarantees and incur contingent liabilities in the form of purchase price adjustments related to attainment of milestones, stand-by letters of credit and performance bonds. These guarantees have various terms, and none of these guarantees are individually significant. We have also agreed to provide a credit facility related to Dow Corning as discussed in Note 10 to the Consolidated Financial Statements in our 2002 Form 10-K. The funding of the Dow Corning $150 million credit facility is subject to events connected to the Bankruptcy Plan as described in Note 10. As of September 30, 2003, we were contingently liable for the items described above totaling $433 million, compared with $535 million at December 31, 2002. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

From time to time, we are subject to uncertainties and litigation and are not always able to predict the outcome of these items with assurance. Various legal actions, claims and proceedings are pending against us, including those arising out of alleged product defects, shareholder matters, product warranties, patents, asbestos and environmental matters. These issues are discussed in Part II-Other Information, Item 1. Legal Proceedings of this Form 10-Q.

10.  Shareholders' Equity

In July 2003, we completed an equity offering of 45 million shares of common stock generating net proceeds of approximately $363 million. We expect to use the net proceeds of this offering to reduce debt through open market repurchases, public tender offers or other methods, and for general corporate purposes. We invest the net proceeds in short-term, interest bearing, investment grade obligations until they are applied as described.

In April 2003, we completed an equity offering of 50 million shares of common stock generating net proceeds of approximately $267 million. We used the net proceeds of this offering and approximately $356 million of existing cash to reduce debt through a public tender offer in the second quarter of 2003 as discussed in Note 4.

11.  Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, was as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                        For the three months                      For the nine months
                                                         ended September 30,                      ended September 30,
                                                     ----------------------------            ---------------------------
                                                         2003             2002                  2003              2002
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $     33          $   (133)             $  (194)         $   (593)
Other comprehensive income (loss)                           46               (23)                  74                62
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                     $     79          $   (156)             $  (120)         $   (531)
------------------------------------------------------------------------------------------------------------------------------------

12.  Earnings (Loss) Per Common Share

The reconciliation of the amounts used in the basic and diluted earnings (loss) per common share from continuing operations computations was as follows (in millions, except per share amounts):

------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the three months ended September 30,
                                                    --------------------------------------------------------------------------------
                                                                     2003                                     2002
                                                    ----------------------------------------   -------------------------------------
                                                                  Weighted-      Per Share                 Weighted-       Per Share
                                                    Income     Average Shares     Amount        Loss    Average Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations             $    33                                   $ (152)
Less:  Dividend requirements of preferred stock                                                  (128)
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations
   attributable to common shareholders               $    33                                   $ (280)
------------------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per common share               $    33       1,314          $  0.03      $ (280)        1,036         $ (0.27)
------------------------------------------------------------------------------------------------------------------------------------

Effect of dilutive securities:
   Stock options                                                      20
   7% mandatory convertible preferred stock                           56
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per common share             $    33       1,390          $  0.02      $ (280)        1,036         $ (0.27)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                          For the nine months ended September 30,
                                                    --------------------------------------------------------------------------------
                                                                     2003                                     2002
                                                    ----------------------------------------   -------------------------------------
                                                                   Weighted-      Per Share                 Weighted-      Per Share
                                                      Loss      Average Shares     Amount        Loss    Average Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                      $  (194)                                  $ (641)
Less:  Dividend requirements of preferred stock                                                  (128)
------------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations
   attributable to common shareholders               $  (194)                                  $ (769)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share              $  (194)       1,253         $ (0.15)     $ (769)          977         $ (0.79)
------------------------------------------------------------------------------------------------------------------------------------

The potential  common shares excluded from the  calculation of diluted  earnings
(loss) per common share because their effect would be anti-dilutive and the amount of stock options excluded from the calculation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common shares of the periods presented was as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                          For the three months             For the nine months
                                                                           ended September 30,             ended September 30,
                                                                          --------------------             -------------------
                                                                           2003         2002                2003         2002
------------------------------------------------------------------------------------------------------------------------------------
Potential common shares excluded from the
  calculation of diluted earnings (loss) per common share:
     Stock options                                                                         1                 14             1
     7% mandatory convertible preferred stock                                             73                 70            25
     4.875% convertible notes                                                6             6                  6             6
     3.5% convertible debentures                                            69            69                 69            69
     Zero coupon convertible debentures                                      6            20                 11            22
                                                                          ---------------------------------------------------
     Total                                                                  81           169                170           123
                                                                          ===================================================

Stock options excluded from the calculation of diluted earnings
  (loss) per share because the exercise price was greater
  than the average market price of the common shares                        69            86                 83            81
                                                                          ===================================================

------------------------------------------------------------------------------------------------------------------------------------

13.  Operating Segments

Corning's reportable operating segments consist of Telecommunications and Technologies. We include the earnings of equity affiliates that are closely associated with our operating segments in segment results.

We prepared the financial results for the operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These expenses include interest, taxes and corporate functions. This method of preparation may not be consistent with methods used by other companies. The accounting policies of our operating segments are the same as those applied in the consolidated financial statements.

                                                                         Telecom-                      Non-segment/     Consolidated
                                                                        munications     Technologies    Other items         Total
                                                                        -----------     -----------    ------------     ------------
For the three months ended September 30, 2003
Net sales                                                                $    370        $    396        $     6         $    772
Research, development and engineering expenses (1)                       $     25        $     55                        $     80
Restructuring, impairment and other charges and credits (2)              $     (2)       $    (11)       $     3         $    (10)
Interest expense (3)                                                     $     16        $     20                        $     36
(Benefit) provision for income taxes                                     $    (16)       $      5        $   (19)        $    (30)
(Loss) income before minority interests and equity earnings (4)(5)       $    (28)       $     14        $   (30)        $    (44)
Minority interests                                                                              2                               2
Equity in earnings of associated companies                                      1              53             21               75
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $    (27)       $     69        $    (9)        $     33
                                                                         ========        ========        =======         ========

For the three months ended September 30, 2002
Net sales                                                                $    366        $    392        $     4         $    762
Research, development and engineering expenses (1)                       $     71        $     42                        $    113
Restructuring, impairment and other charges and credits (2)              $     90        $      6        $    29         $    125
Interest expense (3)                                                     $     27        $     19        $    (2)        $     44
(Benefit) provision for income taxes                                     $    (91)       $      1        $    (1)        $    (91)
Loss before minority interests and equity (losses) earnings (4)(5)       $   (193)       $     (5)       $    (1)        $   (199)
Minority interests                                                                              5                               5
Equity in (losses) earnings of associated companies                            (5)             43              4               42
Income from discontinued operations                                                                           19               19
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $   (198)       $     43        $    22         $   (133)
                                                                         ========        ========        =======         ========

For the nine months ended September 30, 2003
Net sales                                                                $  1,069        $  1,184        $    17         $  2,270
Research, development and engineering expenses (1)                       $     95        $    165        $    (2)        $    258
Restructuring, impairment and other charges and credits (2)              $    (30)       $    107        $    13         $     90
Interest expense (3)                                                     $     59        $     59                        $    118
Benefit for income taxes (6)                                             $    (46)       $    (10)       $  (152)        $   (208)
Loss before minority interests and equity (losses) earnings (4)(5)       $   (141)       $    (84)       $  (235)        $   (460)
Minority interests (7)                                                                         72                              72
Equity in (losses) earnings of associated companies (8)                       (10)            140             64              194
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $   (151)       $    128        $  (171)        $   (194)
                                                                         ========        ========        =======         ========

For the nine months ended September 30, 2002
Net sales                                                                $  1,268        $  1,146        $    14         $  2,428
Research, development and engineering expenses (1)                       $    243        $    127                        $    370
Restructuring, impairment and other charges and credits (2)              $    459        $      9        $   151         $    619
Interest expense (3)                                                     $     84        $     52                        $    136
(Benefit) provision for income taxes                                     $   (346)       $      5        $    16         $   (325)
Loss before minority interests and equity (losses) earnings (4)(5)       $   (715)       $    (13)       $   (27)        $   (755)
Minority interests                                                                             16              1               17
Equity in (losses) earnings of associated companies (8)                       (26)            117              6               97
Income from discontinued operations                                                                           48               48
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $   (741)       $    120        $    28         $   (593)
                                                                         ========        ========        =======         ========

(1) Non-direct research, development and engineering expenses are allocated based upon direct project spending for each segment.
(2)  Related tax benefit (expense):
        Three months ended September 30, 2003: $2, $(2), $0 and $0.
        Three months ended September 30, 2002: $28, $2, $9 and $39.
        Nine months ended September 30, 2003: $0, $22, $4 and $26.
        Nine months ended September 30, 2002: $153, $3, $49 and $205.
(3) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(4) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(5) Includes an allocation of depreciation of corporate property, plant and equipment not specifically identifiable to a segment. Related depreciable assets are not allocated to segment assets.
(6) Benefit for income taxes related to the Telecommunications segment in 2003 includes an increase to the deferred tax asset valuation allowance of approximately $21 million for the nine months of 2003.
(7) Includes $59 million for the nine months of 2003 related to impairments of CAV.
(8) Includes $7 million for the nine months of 2003 to impair equity investments in Telecommunications. Includes $14 million for the nine months of 2002 to impair equity investments in Telecommunications.

Non-segment/other items net (loss) income is detailed below:

                                                                    Three months ended            Nine months ended
                                                                       September 30,                September 30,
                                                                  ----------------------       ----------------------
                                                                     2003         2002           2003         2002
                                                                  ---------     --------       ---------    ---------
Non-segment (loss) income and other (1)                           $      (4)    $     (5)      $     (29)   $      16
Non-segment restructuring, impairment and other charges                  (3)         (29)            (13)        (151)
Interest income                                                           7           10              24           34
Asbestos settlement                                                     (51)                        (388)
Gain on repurchases of debt, net                                          2           22              19           90
Benefit (provision) for income taxes                                     19            1             152          (16)
Minority interests                                                                                                  1
Equity in earnings of associated companies (2)                           21            4              64            6
Income from discontinued operations                                                   19                           48
                                                                  ---------     --------       ---------    ---------
Net (loss) income                                                 $      (9)    $     22       $    (171)   $      28
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

Overview

A strong performance from our display technologies business coupled with the realization of cost savings from our restructuring actions led to profitability in the third quarter of 2003 for the first time since the initial quarter of 2001. Our net income for the third quarter of 2003 was $33 million, or $0.02 per diluted share, compared to a net loss of $133 million, or $0.25 per share, in the third quarter of 2002. Our Technologies segment experienced earnings growth of 60% in the third quarter, compared to the prior year quarter, primarily due to strong growth in the liquid crystal display glass and ceramic substrate product lines which was partially offset by continued softness in demand for high-purity fused silica products. In addition, we continued to see weakness in our Telecommunications segment as major carriers continue to withhold capital spending.

We completed the sale of the major remaining components of our photonic technologies business to Avanex Corporation ("Avanex") on July 31, 2003, and recorded a loss of $13 million ($9 million after-tax). In addition, we recorded the following items which were included in our earnings for the third quarter:

..    a  $51  million  ($31  million  after-tax)  mark-to-market  charge  on  the settlement liability for Pittsburgh Corning Corporation ("PCC"),
..    a  net  credit  of  $23  million  ($17  million   after-tax  )  related  to
     restructuring, and
..    a credit of $ 1 million for the net gain on debt buybacks.

We also improved our balance sheet by completing an equity offering of 45 million shares of our common stock for proceeds of $363 million in the third quarter. We retired approximately $466 million in debt during the third quarter to improve our debt to capital ratio by five points. At the end of the third quarter our long-term debt totaled $2.8 billion. This is the lowest level our long-term debt has reached since the third quarter of 2000.

We believe our reduced debt levels together with our current $1.4 billion balance of cash and short-term investments and $2 billion revolving credit facility provide us with sufficient liquidity for the next several years to fund operations, restructuring, research and development, capital expenditures and scheduled debt repayments.

RESULTS OF CONTINUING OPERATIONS

Selected highlights from our results of continuing operations for the third quarter and nine months were as follows (in millions, except per share amounts and percentages):

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Three months ended                  Nine months ended
                                                                     September 30,                      September 30,
                                                              --------------------------         --------------------------
                                                                2003              2002             2003              2002
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                     $     772         $    762         $   2,270         $  2,428

Gross margin                                                  $     226         $    129         $     607         $    497
  (gross margin %)                                                  29%              17%               27%              20%

Selling, general and administrative expenses                  $     147         $    157         $     447         $    533
  (as a % of net sales)                                             19%              21%               20%              22%

Research, development and engineering expenses                $      80         $    113         $     258         $    370
  (as a % of net sales)                                             10%              15%               11%              15%

Restructuring, impairment and other charges
  and credits                                                 $    (10)         $    125         $      90         $    619
  (as a % of net sales)                                            (1)%              16%                4%              25%

Operating loss                                                $     (1)         $  (277)         $   (216)         $(1,058)
  (as a % of net sales)                                              0%            (36)%             (10)%            (44)%

Asbestos settlement                                           $    (51)                          $   (388)
  (as of % of net sales)                                           (7)%                              (17)%

Equity earnings, net of impairments                           $      75         $     42         $     194         $     97
  (as a % of net sales)                                             10%               6%                9%               4%

Income (loss) from continuing operations                      $      33         $  (152)         $   (194)         $  (641)
  (as a % of net sales)                                              4%            (20)%              (9)%            (26)%
------------------------------------------------------------------------------------------------------------------------------------

Net sales

Consolidated net sales for the third quarter of 2003 increased $10 million, compared to sales reported in the prior year quarter. Net sales for the nine-month period ended September 30, 2003, decreased 7%, or $158 million, compared to the prior year period. Sales for the quarter increased $4 million in the Telecommunications segment where significantly lower demand in most businesses was more than offset by an increase in optical fiber and cable. For the nine months ended September 30, 2003, sales in Telecommunications declined $199 million as all businesses experienced decreases. Sales in the Technologies segment for the third quarter of 2003 increased $4 million, compared to the third quarter of 2002, while net sales for the nine months ended September 30, 2003, increased 3%, or $38 million, compared to the prior year period. The increase for both periods was primarily due to strong demand for liquid crystal display glass and our ceramic substrate products, partially offset by the exit from our conventional television glass business and weak demand for high-purity fused silica.

Gross margin

As a percentage of net sales, gross margin improved 12 points in the third quarter of 2003 to 29%, compared to the prior year quarter and improved seven points in the nine months ended September 30, 2003, to 27%, compared to the prior year period. The improvement in both periods was primarily due to lower depreciation and other fixed costs due to the restructuring actions taken primarily in the Telecommunications segment in 2002. Gross margin in the Telecommunications segment improved 19 points over the prior year quarter and eight points over the prior year nine-month period. The improvements were due to cost reductions achieved from the 2002 restructuring actions which was partially offset by downward pricing pressure that continued to negatively impact gross margins, primarily in the optical fiber and cable business. Gross margin in the Technologies segment increased approximately five points from the third quarter of 2002 as strong gains in display technologies and environmental technologies were partially offset by weak performance in the semiconductor business and the conventional video components business. Gross margin in the Technologies segment improved four points over the nine-month period of 2002. Improvements in the display technologies business and the environmental technologies business were partially offset by the write-down of inventory in the conventional video components business and weak performance in the semiconductor business.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses decreased 6%, or $10 million, in the third quarter of 2003, compared to the prior year quarter, while SG&A as a percentage of net sales improved two points, compared with the third quarter of 2002. SG&A expenses decreased 16%, or $86 million, for the nine months ended September 30, 2003, compared to the prior year period, while SG&A as a percentage of net sales improved two points, compared to the prior year period. The decrease in SG&A for the quarter and nine months reflected the cost savings which resulted from the restructuring actions that began in 2001.

Research, development and engineering

Research, development and engineering (RD&E) expenses decreased 29%, or $33 million, in the third quarter of 2003, compared to the prior year quarter, while RD&E as a percentage of net sales, decreased five points, compared with the third quarter of 2002. RD&E expenses decreased 30%, or $112 million, for the nine months ended September 30, 2003, compared to the prior year period, while RD&E as a percentage of net sales improved four points, compared to the prior year period. The decrease in RD&E for the quarter and nine months reflected the cost savings which resulted from the restructuring actions that began in 2001 and the exit of the photonic technologies business.

Restructuring, impairment and other charges and credits

First Quarter
-------------

In the first quarter of 2003, we recorded charges for the shut-down of the conventional video components business and the optical switching product line which were announced on April 15, 2003 and February 13, 2003, respectively. We also recorded credits related to prior years' restructuring and impairment charges discussed below. A summary of these charges and credits follows:

Conventional video components business

Corning Asahi Video Products Company (conventional video components business, or
CAV),  a 51%  owned  partnership  included  in our  consolidated  results,  is a manufacturer of glass panels and funnels for use in conventional tube televisions and is reported in the Technologies segment. In the fourth quarter of 2002, we impaired certain assets of this business and indicated that we could be required to record additional impairment charges, or that we could choose to exit the business if performance differed from expectations. During the first quarter, operating results and cash flows were less than expected, and certain customers significantly reduced forecasted orders for the year.

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

Credits

During the first quarter, we reversed $33 million ($21 million after-tax) related to revised cost estimates of existing restructuring plans, of which $24 million related to employee separation and exit costs which were less than estimated, while $9 million related to proceeds in excess of assumed salvage values for assets that were previously impaired.

Second Quarter
--------------

In the second quarter of 2003, we recorded restructuring, impairment and other charges of $125 million ($62 million after-tax and minority interest), offset by credits related to prior years' restructuring charges of $76 million ($59 million after-tax), resulting in a net pre-tax charge of $49 million ($3 million after-tax and minority interest). These charges primarily relate to the exit of the conventional video components business and the photonic technologies business. The charges also reflect certain restructuring actions taken during the second quarter of 2003 relating to our other businesses. A summary of these charges and credits follows:

Conventional Video Components

In the second quarter of 2003, we recorded a restructuring charge of $54 million ($15 million after-tax and minority interest). The charge included $18 million for employee separation costs, $19 million for exit costs and $17 million for curtailments related to pension and postretirement health care benefits.

In June, CAV announced that it had signed a definitive agreement to sell tangible assets to Henan Anyang CPT Glass Bulb Group, Electronic Glass Co., Ltd. (Henan Anyang), located in China. The proceeds from this sale may offset a significant portion of the cash spending on restructuring. We recognized a $5 million gain in the third quarter of 2003 as described under Third Quarter-Credits below. The sale is expected to be completed in the first half of 2004 at which time we anticipate recognizing the remainder of the original estimated gain of approximately $40 million ($13 million after-tax and minority interest). We expect the restructuring costs to require $45 million to $60 million in cash spending. In addition, we concluded that this business does not meet the requirements for discontinued operations treatment under Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Photonic Technologies

In the second quarter of 2003, we recorded a charge of $33 million ($22 million after-tax) related to the exit of the photonic technologies business. The charge included $7 million for employee separation costs, $14 million for exit costs, $7 million for curtailments related to pension and postretirement benefits and $5 million to impair the remaining assets.

Also in the second quarter, we increased the deferred tax valuation allowance by $21 million as we do not expect to realize certain deferred tax assets in Italy related to the photonic technologies business. This charge is reflected in the statement of operations under "Benefit for income taxes."

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

Third Quarter
-------------

In the third quarter of 2003, we recorded restructuring, impairment and other charges of $16 million ($13 million after-tax), offset by credits of $26 million ($21 million after-tax and minority interest), resulting in a net pre-tax credit of $10 million ($8 million after-tax and minority interest). A summary of these charges and credits follows:

Photonic Technologies

On July 31, 2003, we completed the sale of certain photonic technologies business assets to Avanex in exchange for 21 million restricted shares of Avanex common stock, which we valued at approximately $53 million. These shares are restricted from sale for approximately one year at which point the restrictions are lifted at intervals beginning July 2004 and ending October 2005. As the shares become unrestricted, we will mark-to-market the shares through other comprehensive income as available-for-sale securities. The Avanex restricted shares are reflected as a cost investment and recorded under "Investments" in our consolidated balance sheet. The transaction generated a loss on sale of $13 million ($9 million after-tax) and resulted in a $21 million reduction of our goodwill. In accordance with the sale agreement, Avanex acquired assets related to the optical amplifier facility in Erwin, NY and the optical component plant in Milan, Italy. We also paid Avanex $22 million in cash. Approximately 400 employees of the photonic technologies business became employees of Avanex in the third quarter.

In the third quarter of 2003, we recorded a charge of $3 million ($4 million after-tax) related to the exit of the photonic technologies business for employee separation costs. The after-tax amount included a $2 million write-off related to a state net operating loss.

We expect to close our pump laser facility in Bedford, MA by the end of the year. Pursuant to a separate arrangement with Avanex, we are manufacturing pump lasers for sale to Avanex during the fourth quarter of 2003. This activity will be completed and the facility closed by December 31, 2003.

Credits

In the third quarter of 2003, we reversed $20 million ($18 million after-tax) of restructuring reserves related to prior years' restructuring charges, primarily in the Telecommunications segment. The reversals included $10 million related to employee separation costs which were less than estimated, $6 million related to exit costs which were less than estimated and $4 million related to proceeds in excess of assumed salvage values for assets that were previously impaired and certain assets management decided to retain as abandoned factories were being dismantled. Approximately $5 million of the reduced exit costs will not be incurred due to the Avanex transaction.

In addition to the above, we also recorded the following:

- a $5 million ($2 million after-tax and minority interest) credit related to assets from CAV that were previously impaired but later sold to Henan Anyang, and

- a $1 million gain on the sale of previously-impaired cost investments in the Telecommunications segment that were sold in the third quarter.

The current restructuring reserve continues to be evaluated as plans are being executed. As a result, there may be additional charges or reversals in future periods. In addition, since the restructuring program is an aggregation of many individual plans currently being executed, actual costs have differed from estimated amounts.

Almost one-quarter of the remaining $214 million restructuring reserve is expected to be paid by December 31, 2003. Cash payments for employee-related costs will be substantially completed by mid-2004, while payments for exit activities will be substantially completed by 2005.

The following table illustrates the headcount reduction amongst U.S. hourly, U.S. salaried and non-U.S. positions related to the 2003 plans:

--------------------------------------------------------------------------------
Headcount reduction
--------------------------------------------------------------------------------
                            U.S. Hourly     U.S. Salaried    Non-U.S.    Total
--------------------------------------------------------------------------------

Headcount reduction             950              700           150       1,800
                            ==================================================

--------------------------------------------------------------------------------

As of September 30, 2003, approximately 6,700 of the 7,100 employees had been separated under the 2002 plans and approximately 1,350 of the 1,800 employees had been separated under the 2003 plans. We expect the remainder of employees affected by the 2002 actions to be separated by December 31, 2003 and those impacted by the 2003 actions to be separated by June 30, 2004.

See Note 2 to the Consolidated Financial Statements.

Operating loss

We incurred an operating loss of $1 million in the third quarter of 2003, compared to an operating loss of $277 million in the prior year quarter. The decrease in the operating loss was primarily due to lower restructuring and impairment charges, improvements in gross margin and lower SG&A and RD&E expenses. For the nine months ended September 30, 2003, our operating loss decreased $842 million over the prior year period primarily due to lower restructuring and impairment charges, improvements in gross margin and lower SG&A and RD&E expenses.

Asbestos settlement

On March 28, 2003, we announced that we had reached agreement with the representatives of asbestos claimants for the settlement of all current and future non-premises asbestos claims against us and PCC, which might arise from PCC products or operations.

The agreement is expected to be incorporated into a settlement fund as part of a reorganization plan for PCC. The plan will be submitted to the federal bankruptcy court in Pittsburgh for approval, and is subject to a number of contingencies, including a favorable vote by 75 percent of the asbestos claimants voting on the PCC reorganization plan. We will make contributions to the settlement trust under the agreement after the plan is approved, becomes effective and no longer subject to appeal. The approval process could take one year or longer.

Our settlement will require the contribution, when the plan becomes effective, of our equity interest in PCC, our one-half equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and 25 million shares of our common stock. The common stock will be marked-to-market each quarter until it is contributed to the settlement trust, thus resulting in adjustments to income and the settlement liability as appropriate. We will also make cash payments with a current value of $134 million over six years beginning in June 2005. In addition, we will assign insurance policy proceeds from our primary insurance and a portion of the excess insurance as part of the settlement. We recorded a charge of $298 million ($192 million after-tax) in the first quarter of 2003. In the third quarter, we recorded an additional $51 million charge ($31 million after-tax) to mark-to-market the value of our common stock. We have recorded total charges of $388 million ($247 million after-tax) to reflect the settlement and to mark-to-market the value of our common stock for the nine months ended September 30, 2003. The carrying value of our stock in PCE and the fair value as of September 30, 2003, of 25 million shares of our common stock have been reflected in current liabilities. The remaining $134 million, representing the net present value of the cash payments, discounted at 5.5%, is recorded in noncurrent liabilities. See Part II-Other Information, Item 1. Legal Proceedings for a history of this matter.

Gain on repurchases of debt, net

During the course of the year we repurchased and retired a significant portion of our zero coupon convertible debentures through a combination of open market purchases, debt for equity exchanges and a modified Dutch tender offer. The following table summarizes the activity related to our zero coupon convertible debentures (dollars in millions):

-----------------------------------------------------------------------------------------------------------------------
                                        For the three months                      For the nine months
                                         ended September 30,                      ended September 30,
                                     ----------------------------            ---------------------------
                                         2003             2002                  2003              2002
-----------------------------------------------------------------------------------------------------------------------
Bonds repurchased                       288,500          75,500              1,476,000          362,687
Book value                             $    226         $    58             $    1,152         $    278
Fair value                             $    219         $    35             $    1,069         $    183
Pre-tax gain (a)                       $      3         $    22             $       20         $     90
After-tax gain (a)                     $      2         $    13             $       13         $     55
-----------------------------------------------------------------------------------------------------------------------

(a) Net of the write-off of unamortized issuance and deals costs.

In the first quarter of 2003, we issued 6.5 million shares of common stock from treasury in exchange for 55,000 debentures with an accreted value of $43 million. In accordance with SFAS No. 84, "Induced Conversions of Convertible Debt," we recognized a charge of $34 million reflecting the fair value of the incremental shares issued beyond those required by the terms of the debentures. The increase in equity due to the issuance of shares from treasury stock was $77 million. This transaction is reflected in the table above.

Additionally in the third quarter of 2003, we repurchased and retired 60,000 euro notes with a book value of 60 million euros for cash of 63 million euros (including accrued interest), or $70 million. We recorded a loss of $1 million ($1 million after-tax) on the transaction in the third quarter.

Income taxes

Our benefit for income taxes and the related effective tax benefit rates for continuing operations were as follows (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                     For the three months                   For the nine months
                                                      ended September 30,                   ended September 30,
                                                 ----------------------------           ---------------------------
                                                    2003              2002                 2003             2002
------------------------------------------------------------------------------------------------------------------------------------
Benefit for income taxes                         $   (30)          $   (91)              $  (208)         $  (325)
Effective tax benefit rate                          40.5%             31.4%                 31.1%            30.1%
------------------------------------------------------------------------------------------------------------------------------------

The effective tax benefit rate for the three months ended September 30, 2003, was higher than the U.S. statutory income tax rate of 35% due to the reversal of restructuring charges on which a tax benefit was not accrued. The effective tax benefit rate for the nine months ended September 30, 2003, was lower than the U.S. statutory income tax rate of 35% due to the impact of restructuring, impairment and other charges, asbestos settlement, debt transactions and state and local tax benefits. In the third quarter, our valuation allowance decreased approximately $36 million from the second quarter, primarily due to the sale of optical component assets to Avanex. We recorded $21 million to increase our foreign deferred tax valuation allowance in the second quarter as we do not expect to realize a portion of our deferred tax assets in Italy as a result of our exit from the photonic technologies business. The effective tax benefit rate without consideration of these items was 33% for the three and nine months ended September 30, 2003.

The effective tax benefit rate for the three and nine months ended September 30, 2002, was lower than the U.S. statutory income tax rate of 35% due to the impact of unusable tax credits and nondeductible expenses and losses. The tax benefit rate in the third quarter of 2002 was impacted by specific tax benefit calculations for restructuring, impairment and other charges and the gain on repurchases of debt. The effective tax benefit rate without consideration of these items was 33% and 28% for the three and nine months ended September 30, 2002, respectively.

Equity earnings, net of impairments

Equity earnings increased 79%, or $33 million, in the third quarter of 2003, compared to the prior year quarter, primarily due to the recognition of $22 million of equity earnings from Dow Corning in 2003 and a strong performance at Samsung Corning Precision Glass Company Ltd. ("Samsung Corning Precision"), a Korean manufacturer of liquid crystal display glass. These results were partially offset by a 29% decrease in equity earnings from Samsung Corning Company Ltd. ("Samsung Corning"), a 50 percent owned manufacturer of cathode ray tube (CRT) glass panels and funnels based in South Korea. We began recognizing equity earnings from Dow Corning in the first quarter of 2003 since we concluded that the emergence of Dow Corning from bankruptcy protection is probable based on the Bankruptcy Court's findings on December 11, 2002. See Part II-Other Information, Item 1. Legal Proceedings for a history of this matter.

Equity earnings doubled to $194 million for the nine months ended September 30, 2003, compared to the prior year period, primarily due to the recognition of $64 million of equity earnings from Dow Corning and strong results at Samsung Corning Precision, partially offset by an approximate 10% decrease in equity earnings from Samsung Corning. Equity earnings also included a second quarter charge of $7 million related to the impairment of several equity investments in the Telecommunications segment related to the exit of the photonic technologies business.

Income (loss) from continuing operations

As a result of the above, the income (loss) from continuing operations and per share data were as follows (in millions, except per share amounts):

------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the three months        For the nine months
                                                                          ended September 30,        ended September 30,
                                                                          -------------------        -------------------
                                                                          2003          2002          2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                               $    33      $   (152)      $   (194)    $   (641)
Basic earnings (loss) per common share from
  continuing operations                                                $  0.03      $  (0.27)      $  (0.15)    $  (0.79)
Diluted earnings (loss) per common share from
  continuing operations                                                $  0.02      $  (0.27)      $  (0.15)    $  (0.79)
Shares used in computing basic per share amounts                         1,314         1,036          1,253          977
Shares used in computing diluted per share amounts                       1,390         1,036          1,253          977
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

                                                                         Telecom-                      Non-segment/     Consolidated
                                                                        munications     Technologies    Other items         Total
                                                                        -----------     ------------   ------------     ------------
For the three months ended September 30, 2003
Net sales                                                                $    370        $    396        $     6         $    772
Research, development and engineering expenses (1)                       $     25        $     55        $               $     80
Restructuring, impairment and other charges and credits (2)              $     (2)       $    (11)       $     3         $    (10)
Interest expense (3)                                                     $     16        $     20                        $     36
(Benefit) provision for income taxes                                     $    (16)       $      5        $   (19)        $    (30)
(Loss) income before minority interests and equity (losses)
  earnings (4)(5)                                                        $    (28)       $     14        $   (30)        $    (44)
Minority interests                                                                              2                               2
Equity in earnings of associated companies                                      1              53             21               75
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $    (27)       $     69        $    (9)        $     33
                                                                         ========        ========        =======         ========

For the three months ended September 30, 2002
Net sales                                                                $    366        $    392        $     4         $    762
Research, development and engineering expenses (1)                       $     71        $     42                        $    113
Restructuring, impairment and other charges and credits (2)              $     90        $      6        $    29         $    125
Interest expense (3)                                                     $     27        $     19        $    (2)        $     44
(Benefit) provision for income taxes                                     $    (91)       $      1        $    (1)        $    (91)
Loss before minority interests and equity
  (losses) earnings (4)(5)                                               $   (193)       $     (5)       $    (1)        $   (199)
Minority interests                                                                              5                               5
Equity in (losses) earnings of associated companies                            (5)             43              4               42
Income from discontinued operations                                                                           19               19
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $   (198)       $     43        $    22         $   (133)
                                                                         ========        ========        =======         ========


                                                                         Telecom-                      Non-segment/     Consolidated
                                                                        munications     Technologies    Other items         Total
                                                                        -----------     ------------   ------------     ------------
For the nine months ended September 30, 2003
Net sales                                                                $  1,069        $  1,184        $    17         $  2,270
Research, development and engineering expenses (1)                       $     95        $    165        $    (2)        $    258
Restructuring, impairment and other charges and credits (2)              $    (30)       $    107        $    13         $     90
Interest expense (3)                                                     $     59        $     59                        $    118
Benefit for income taxes (6)                                             $    (46)       $    (10)       $  (152)        $   (208)
Loss before minority interests and equity (losses)
  earnings (4)(5)                                                        $   (141)       $    (84)       $  (235)        $   (460)
Minority interests (7)                                                                         72                              72
Equity in (losses) earnings of associated companies (8)                       (10)            140             64              194
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $   (151)       $    128        $  (171)        $   (194)
                                                                         ========        ========        =======         ========

For the nine months ended September 30, 2002
Net sales                                                                $  1,268        $  1,146        $    14         $  2,428
Research, development and engineering expenses (1)                       $    243        $    127                        $    370
Restructuring, impairment and other charges and credits (2)              $    459        $      9        $   151         $    619
Interest expense (3)                                                     $     84        $     52        $               $    136
(Benefit) provision for income taxes                                     $   (346)       $      5        $    16         $   (325)
Loss before minority interests and equity
  (losses) earnings (4)(5)                                               $   (715)       $    (13)       $   (27)        $   (755)
Minority interests                                                                             16              1               17
Equity in (losses) earnings of associated companies (8)                       (26)            117              6               97
Income from discontinued operations                                                                           48               48
                                                                         --------        --------        -------         --------
Net (loss) income                                                        $   (741)       $    120        $    28         $   (593)
                                                                         ========        ========        =======         ========

(1) Non-direct research, development and engineering expenses are allocated based upon direct project spending for each segment.
(2)  Related tax benefit (expense):
        Three months ended September 30, 2003: $2, $(2), $0 and $0.
        Three months ended September 30, 2002: $28, $2, $9 and $39.
        Nine months ended September 30, 2003: $0, $22, $4 and $26.
        Nine months ended September 30, 2002: $153, $3, $49 and $205.
(3) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(4) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(5) Includes an allocation of depreciation of corporate property, plant and equipment not specifically identifiable to a segment. Related depreciable assets are not allocated to segment assets.
(6) Benefit for income taxes related to the Telecommunications segment in 2003 includes an increase to the deferred tax asset valuation allowance of approximately $21 million for the nine months of 2003.
(7) Includes $59 million for the nine months of 2003 related to impairments of CAV.
(8) Includes $7 million for the nine months of 2003 to impair equity investments in Telecommunications. Includes $14 million for the nine months of 2002 to impair equity investments in Telecommunications.

Non-segment/other items net (loss) income is detailed below:
                                                                    Three months ended            Nine months ended
                                                                       September 30,                September 30,
                                                                  ----------------------       ----------------------
                                                                     2003         2002           2003         2002
                                                                  ---------     --------       ---------    ---------
Non-segment (loss) income and other (1)                           $      (4)    $     (5)      $     (29)   $      16
Non-segment restructuring, impairment and other charges                  (3)         (29)            (13)        (151)
Interest income                                                           7           10              24           34
Asbestos settlement                                                     (51)                        (388)
Gain on repurchases of debt, net                                          2           22              19           90
Benefit (provision) for income taxes                                     19            1             152          (16)
Minority interests                                                                                                  1
Equity in earnings of associated companies (2)                           21            4              64            6
Income from discontinued operations                                                   19                           48
                                                                  ---------     --------       ---------    ---------
Net (loss) income                                                 $      (9)    $     22       $    (171)   $      28
                                                                  =========     ========       =========    =========

(1)  Includes non-segment operations and other corporate activities.
(2)  Includes  amounts  derived  from  corporate   investments  and  activities,
     primarily Dow Corning Corporation in 2003.

Telecommunications

The Telecommunications segment produces optical fiber and cable, optical hardware and equipment, photonic modules and components for the worldwide telecommunications industry. In July 2003, we exited the photonic technologies business. The following table provides net sales and other data for the Telecommunications segment:

------------------------------------------------------------------------------------------------------------------------------------
Telecommunications                                          Three months ended September 30,         Nine months ended September 30,
(In millions)                                                      2003           2002                  2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Optical fiber and cable                                      $     209       $    195             $     580       $     662
   Hardware and equipment                                             134            136                   392             424
   Photonic technologies                                               10             17                    43              92
   Controls and connectors                                             17             18                    54              90
                                                                ---------       --------             ---------       ---------
     Total net sales                                            $     370       $    366             $   1,069       $   1,268
                                                                =========       ========             =========       =========

Segment loss before minority interests and
   equity earnings as a percentage of segment sales                  (7.6)%        (52.7)%               (13.2)%        (56.4)%
Segment net loss as a percentage of segment sales                    (7.3)%        (54.1)%               (14.1)%        (58.4)%
------------------------------------------------------------------------------------------------------------------------------------

Sales in the segment increased 1%, or $4 million, from the third quarter of 2002 as an increase in the optical fiber and cable business was almost offset by sales declines in all remaining businesses. For the nine months ended September 30, 2003, sales in the segment declined 16%, or $199 million, compared to the prior year period. All businesses in the segment incurred a decline with the largest in the optical fiber and cable business of $82 million. The segment incurred a loss of $27 million in the third quarter of 2003, compared to a net loss of $198 million in the prior year quarter. The third quarter 2003 loss was primarily due to significant price declines in optical fiber and a decrease in sales volume in most businesses which was partially offset by cost reductions from prior restructuring actions and a net credit of $2 million for restructuring, impairment and other charges and credits. The credit included $17 million of reversals related to prior years' restructuring and impairment charges and a $1 million gain on the disposition of a previously impaired cost investment, partially offset by a $13 million loss on the sale of optical component assets to Avanex and $3 million for restructuring charges. Each business also reported a loss in the third quarter of 2003, however the losses were lower than those incurred in the prior year quarter. The decrease in the loss over the prior year quarter was primarily due to cost savings resulting from restructuring actions and much lower restructuring and impairment charges, primarily in the fiber and cable and hardware and equipment businesses, than those incurred in the prior year quarter. For the nine months ended September 30, 2003, the segment incurred a net loss of $151 million, compared to a net loss of $741 million in the prior year period, primarily due to lower restructuring and impairment charges and cost improvements.

Telecommunications Businesses

The following discussion of businesses in the Telecommunications segment excludes the restructuring and impairment charges and credits to provide clarity on the underlying business trends.

Sales in the optical fiber and cable business increased 7%, or $14 million, for the third quarter of 2003, compared to the prior year quarter. The increase was primarily due to a 30% increase in volume for fiber and cable products which was partially offset by double digit price declines. For the nine months ended September 30, 2003, sales in the optical fiber and cable business declined 12%, or $82 million, compared to the prior year period. The decrease was primarily due to pricing pressure, but was partially offset by strong demand in Japan and China, particularly in the first quarter. Sales volume increased over 20% for the first nine months of 2003, compared to the prior year period. The optical fiber and cable business incurred a loss in the third quarter of 2003, however the loss decreased over 55%, compared to the prior year period, as price declines were more than offset by the cost reductions from 2002 restructuring actions. The business also incurred a loss for the nine months ended September 30, 2003, but the loss decreased over 45%, compared to the prior year period, primarily due to cost savings from restructuring actions in 2002.

Sales in the hardware and equipment business decreased 1%, or $2 million, for the third quarter of 2003, compared to the prior year quarter. For the nine months ended September 30, 2003, sales in this business decreased 8%, or $32 million, compared to the prior year period. The sales decreases for both periods were primarily due to the overall lack of capital spending impacting the entire telecommunications industry. The business incurred a loss for the third quarter of 2003 driven by pricing pressure and lower volumes, however the loss decreased 95% over the loss incurred in the prior year quarter due to cost reductions achieved from the 2002 restructuring actions. For the nine months ended September 30, 2003, the business incurred a loss due to pricing pressure and lower volumes, however the loss decreased 60% over the prior year period due to cost savings from restructuring actions.

Sales in the photonic technologies business declined 41%, or $7 million, for the third quarter of 2003, compared to the prior year quarter. For the nine months ended September 30, 2003, sales decreased 53%, or $49 million, compared to the prior year period. The sales declines in both periods were primarily due to lower sales volume and the sale to Avanex. The business incurred a loss for the third quarter and first nine months of 2003, primarily due to dramatically lower sales volumes. However, the 2003 quarter and year-to-date loss decreased more than 80%, compared to the losses incurred in the prior year periods. The results for the third quarter and nine months of 2003 reflect cost savings resulting from restructuring actions taken in 2002. In addition, the business settled an open matter with a customer in the third quarter resulting in the reversal of a warranty reserve of $6 million.

On July 31, 2003, we completed the sale of a significant portion of the photonic technologies business to Avanex in exchange for common stock valued at approximately $53 million at closing. See Restructuring, Impairment and Other Charges and Credits and Note 2 to the Consolidated Financial Statements.

Sales in the controls and connectors business decreased 6%, or $1 million, for the third quarter of 2003, compared to the prior year quarter. For the nine months ended September 30, 2003, sales decreased 40%, or $36 million, compared to the prior year period. The sales decline for the quarter was primarily due to the lack of capital spending in the telecommunications industry. The sales decline for the nine month period was primarily due to the sale of the appliance controls group in May 2002 and the lack of capital spending in the telecommunications industry. The business incurred a small loss for the third quarter of 2003, however the loss decreased over 70% compared to the prior year quarter. For the nine months ended September 30, 2003, the business incurred a loss, however the loss decreased over 85%, compared to the prior year period, primarily due to cost savings from restructuring actions taken in 2002.

Technologies

The Technologies segment manufactures specialized products with unique properties for customer applications utilizing glass, glass ceramic and polymer technologies. Its primary products include liquid crystal display glass for flat panel displays, ceramic substrates for automobile and diesel applications, scientific laboratory products, high-purity fused silica and other advanced materials used for the manufacture of integrated circuits and glass panels and funnels for televisions and cathode ray tubes. In April 2003, we announced our planned exit of the conventional video components business and closed operations on June 30, 2003. As a result, we will no longer manufacture glass panels and funnels.

The following table provides net sales and other data for the Technologies segment:

------------------------------------------------------------------------------------------------------------------------------------
Technologies                                           Three months ended September 30,            Nine months ended September 30,
(In millions)                                              2003                2002              2003                    2002
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Display technologies                                  $     144           $    106         $     396              $     301
   Environmental technologies                                  121                102               353                    298
   Life sciences                                                70                 71               215                    215
   Conventional video components                                14                 47                63                    131
   Other technologies businesses                                47                 66               157                    201
                                                         ---------           --------         ---------              ---------
     Total net sales                                     $     396           $    392         $   1,184              $   1,146
                                                         =========           ========         =========              =========

Segment income (loss) before minority interest and
   equity earnings as a percentage of segment sales            3.5%              (1.3)%           (7.1)%                 (1.1)%
Segment net income as a percentage of segment sales           17.4%              11.0%            10.8%                  10.5%
------------------------------------------------------------------------------------------------------------------------------------

Sales in the Technologies segment increased 1%, or $4 million, for the third quarter of 2003, compared to the prior year quarter. For the nine months ended September 30, 2003, sales increased 3%, or $38 million, compared to the prior year period. Increased sales in display technologies and environmental technologies were partially offset by much lower sales in the conventional video components business that we are exiting, decreased demand for semiconductor materials, the impact of our exit of the lighting products line in late 2002 and a flat performance in life sciences. Segment earnings for the third quarter of 2003 increased 60%, or $26 million, compared to the prior year quarter. For the nine months ended September 30, 2003, segment earnings increased 7%, or $8 million, compared to the prior year period. Improved operating performance in the third quarter for display technologies and environmental technologies and stronger equity earnings were partially offset by the shutdown of the
conventional   video   components   business  and  decreased   earnings  in  the
semiconductor materials business. The decrease in earnings for the nine months ended September 30, 2003, was primarily due to restructuring and impairment charges of $116 million ($34 million after-tax and minority interest) for CAV and higher spending on RD&E. See Restructuring, Impairment and Other Charges and Credits and Note 2 to the Consolidated Financial Statements.

Technologies Businesses

The following discussion of businesses in the Technologies segment excludes the restructuring and impairment charges and credits to provide clarity on the underlying business trends.

Sales in the display technologies business increased 36%, or $38 million, for the third quarter of 2003, compared to the prior year quarter. For the nine months ended September 30, 2003, sales increased 32%, or $95 million, compared to the prior year period. The increase for both periods was primarily due to higher sales volume as penetration in the desktop market for liquid crystal display panels increased. Volume gains of 45% and 35% for the quarter and nine months, respectively, and favorable yen exchange rates for both periods were partially offset by price declines of 5% each for the quarter and nine months. Earnings in the business doubled for the quarter and nine-month period ended September 30, 2003, compared to the prior year periods. The increased earnings were primarily due to volume gains and significant improvements in equity earnings from Samsung Corning Precision for the quarter and year-to-date periods over the prior year. The previously announced expansions of manufacturing capacity in Taiwan and Korea are expected to begin production in 2004.

In July 2003, we announced another expansion of our liquid crystal display manufacturing facility in Taiwan for $180 million. The three-phased project is expected to be completed by the end of 2004 with production to begin in the second quarter of 2004.

Sales in the environmental technologies business increased 19%, or $19 million, for the third quarter of 2003, compared to the prior year quarter. For the nine months ended September 30, 2003, sales increased 18%, or $55 million, compared to the prior year period. The increased sales for both periods were primarily due to increased U.S. auto production driven by financing incentives, favorable mix of premiums, favorable exchange rates and higher sales for diesel products. Earnings in this business decreased more than 35% and 25% for the third quarter and nine months of 2003, respectively, compared to the prior year periods. The decreases for both periods were primarily due to a decrease in equity earnings from Cormetech, a U.S. designer and manufacturer of industrial catalysts, and higher development spending for the diesel product line which more than offset increased sales volume, favorable mix, and manufacturing efficiency gains.

Sales in the life sciences business were flat for the third quarter and nine months ended September 30, 2003, compared to the prior year periods, primarily due to weak sales in Europe. Earnings in the business decreased more than 20%, compared to the prior year quarter, and were flat for the nine months ended September 30, 2003, compared to the prior year period, primarily due to improved manufacturing efficiencies and a gain on the disposition of a minor product line, that was more than offset in the third quarter by higher development spending.

Sales in the conventional video components business decreased 70%, or $33 million, for the third quarter of 2003, compared to the prior year quarter. For the nine months ended September 30, 2003, sales decreased 52%, or $68 million, compared to the prior year period. The sales declines are due to loss of volume, price declines and our decision to exit the business. As discussed earlier, we ceased operations in this business in the second quarter of 2003. See
Restructuring, Impairment and Other Charges and Credits and Note 2 to the Consolidated Financial Statements. Excluding the asset impairment charges, the loss increased approximately 8% for the third quarter of 2003, compared to the prior year period, primarily due to decreased sales volume, continued
competitive pricing pressures and lower equity earnings. For the nine months ended September 30, 2003, the loss was flat compared to the prior year period.

Samsung Corning reported an approximate 29% decrease in equity earnings for the third quarter of 2003, compared to the prior year quarter, primarily due to price reductions. The market for CRT glass experienced a modest recovery in the third quarter from the second quarter of 2003 and Samsung Corning was successful in increasing its market share among major industry competitors. However, there continues to be an overcapacity of glass in the world market that is resulting in ongoing downward price pressure. Given the maturity of the industry, this situation is expected to continue for the foreseeable future. Samsung Corning is taking action to address its current cost structure and will continue to monitor the market situation. Although this business is profitable and generates cash we expect that our equity earnings and dividends from this venture will be lower than historical levels going forward. Further, it is also possible that future equity results may include operating losses or significant restructuring or fixed asset impairment charges recorded by this business. For the nine months ended September 30, 2003, equity earnings were down over 10%, compared to the prior year period. Our investment in Samsung Corning was $383 million at September 30, 2003.

Sales in our other technologies businesses decreased 29%, or $19 million, for the third quarter of 2003, compared to the prior year quarter. For the nine months ended September 30, 2003, sales decreased 22%, or $44 million, compared to the prior year period. The decrease for both periods was primarily due to lower sales volume of high-purity fused silica products in the semiconductor materials business as capital spending in the semiconductor equipment industry remained at relatively low levels and the exit of the lighting business in September 2002. The losses in these businesses more than doubled, compared to the prior year quarter and more than tripled, compared to the prior year nine months. The losses were primarily due to significantly lower sales volume and increased spending in development and engineering for calcium fluoride products. Due to the losses in the semiconductor business we are evaluating the situation. It is possible this evaluation may result in future restructuring and impairment charges.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

Over the first nine months of 2003, we completed two equity offerings of our common stock as follows:

..    45 million shares in July for net proceeds of $363 million, and
..    50 million shares in May for net proceeds of $267 million.

We used the net proceeds of the May offering and $356 million of existing cash to reduce debt through a modified Dutch tender offer conducted in June. We will use the net proceeds of the July offering to reduce debt through open market repurchases, public tender offers or other methods, and for general corporate purposes. See Note 10 to the Consolidated Financial Statements.

We repurchased and retired approximately 1.5 million zero coupon convertible debentures over the nine month period ended September 30, 2003, for approximately $1.1 billion in cash and 6.5 million shares of treasury common stock. These activities included a modified Dutch tender offer in June. See Note 4 to the Consolidated Financial Statements and Results of Operations for further detail. As a result of our debt repurchase program, we reduced the balance of zero coupon convertible debentures as follows:

--------------------------------------------------------------------------------
                               September 30, 2003        December 31, 2002
--------------------------------------------------------------------------------

Zero coupon convertibles           $     470                $   1,606
--------------------------------------------------------------------------------

The remaining zero coupon convertible debentures may be put back to us on November 8, 2005, at $819.54 per debenture and on November 8, 2010, at $905.29 per debenture. We have the option of settling this obligation in cash, common stock, or a combination of both. From time to time, we may repurchase for cash or equity certain additional debt securities in open-market, privately negotiated or publicly tendered transactions.

Due to our sub-investment grade rating, we continue to be precluded from accessing the short-term commercial paper market and our access to the debt markets has been and will likely continue to be constrained. The terms that we could receive on new long-term debt issues would likely be consistent with those generally available to high yield issuers.

As an additional source of funds, we currently have full unrestricted access to a $2 billion revolving credit facility with 17 banks, expiring on August 17, 2005. As of September 30, 2003, there were no borrowings under the credit facility. The facility includes one financial covenant limiting the ratio of total debt to total capital, as defined, to not greater than 60%. At September 30, 2003 and December 31, 2002, this ratio was 35% and 47%, respectively.

In March 2001, we filed a universal shelf registration statement with the SEC that became effective in the first quarter of 2001. The shelf permits the issuance of up to $5.0 billion of various debt and equity securities. As of October 28, 2003, our remaining capacity under the shelf registration was approximately $2.9 billion.

Capital Spending

Capital spending totaled $204 million and $279 million in the nine months ended September 30, 2003 and 2002, respectively. Our 2003 capital spending program is expected to be limited to $350 million to $400 million. We have committed to capital expenditures of $248 million as of September 30, 2003. Capital spending activity in 2003 primarily includes expansion in the liquid crystal display and environmental businesses.

Restructuring

During the nine months ended September 30, 2003, we made payments of $170 million related to employee severance and termination costs and $31 million in other exit costs resulting from restructuring actions. We expect additional payments for actions taken in 2001, 2002 and 2003 to approximate $50 million in the fourth quarter and $100 million in 2004 with the remainder paid beyond 2005. Cash payments for employee-related costs will be substantially completed by mid-2004, while payments for exit activities will be substantially completed by 2005.

Key Balance Sheet Data

At September 30, 2003, cash and short-term investments totaled $1.4 billion, compared with $2.1 billion at December 31, 2002. The decrease from December 31, 2002, was primarily due to long-term debt repayments, restructuring payments, capital expenditures and the use for working capital. These items were partially offset by the proceeds from the May and July equity offerings and the receipt of our U.S. Federal tax refund of $191 million.

Balance sheet and working capital measures are provided in the following table (dollars in millions):
--------------------------------------------------------------------------------
                                    As of September 30,     As of December 31,
                                           2003                    2002
--------------------------------------------------------------------------------

Working capital                           $1,520                  $2,145
Working capital, excluding cash
  and short-term investments                $103                     $55
Current ratio                              2.0:1                   2.3:1
Trade accounts receivable,
  net of allowances                         $498                    $470
Days sales outstanding                        58                      56
Inventories                                 $491                    $559
Inventory turns                              4.2                     4.4
Days payable outstanding                      51                      46
Long-term debt                            $2,819                  $3,963
Total debt to total capital                  35%                     47%
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

--------------------------------------------------------------------------------
RATING AGENCY            Rating             Rating              Outlook
Last Update          Long-Term Debt    Commercial Paper       Last Update
--------------------------------------------------------------------------------

Standard & Poor's          BB+                 B               Negative
    July 29, 2002                                            July 29, 2002

Moody's                    Ba2             Not Prime           Negative
    July 29, 2002                                            July 29, 2002

Fitch                      BB                  B                Stable
    July 24, 2002                                            July 24, 2003
--------------------------------------------------------------------------------

Our earnings for the first nine months of 2003 were not adequate to cover our fixed charges (principally interest and related charges on debt), primarily as a result of the asbestos settlement charge, losses incurred in the Telecommunications segment and restructuring and impairment charges. It is likely our full year 2003 earnings will not be sufficient to cover our fixed charges.

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

Deferred Taxes

In the third quarter our valuation allowance decreased approximately $36 million from the second quarter, primarily due to the sale of optical component assets to Avanex. In the second quarter, we increased our valuation allowance by $21 million as a result of our exit from the photonic technologies business as we believe it is more likely than not that we would be unable to recognize certain deferred tax assets related to this business in Italy. At September 30, 2003, we have recorded gross deferred tax assets of approximately $1.9 billion with a valuation allowance of approximately $396 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of certain foreign tax benefits, net operating losses and tax credits. The net deferred tax assets of approximately $1.5 billion consist of a combination of domestic (U.S. Federal and State & Local) and foreign tax benefits for: (a) items which have been recognized for financial reporting purposes, but which will be reported on tax returns to be filed in the future, and (b) loss and tax credit carryforwards. Realization of the domestic portion of the net deferred tax asset is dependent upon profitable operations in the United States during carryforward periods of approximately 20 years. Although realization is not assured, we have performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," and concluded that it is more likely than not that such assets will be realized. Should we experience a significant negative deviation from our current performance expectations, including significant future unannounced restructuring or impairment charges, it is possible we could be required to record a valuation allowance on a portion or all of the deferred tax assets.

U.S. Pension Plans

We sponsor defined benefit pension plans covering certain hourly and salaried employees in the United States. At December 31, 2002, the projected benefit obligation exceeded the market value of plan assets by $227 million. We are not required by employee benefit and tax laws to make contributions to our pension plans prior to 2004, however, we contributed $30 million in the first half of 2003 and an additional $70 million in the third quarter of 2003 to our U.S. pension plans.

Off Balance Sheet Arrangements

We have leased  equipment from three  unconsolidated  special  purpose  entities
(SPE) for which the sole purpose is the leasing of equipment to us. These SPEs are not consolidated in the 2002 financial statements since the equity investor of the SPE has made a substantial investment that is at risk for the life of the SPE. However, the Financial Accounting Standards Board issued Interpretation 46, Consolidation of Variable Interest Entities in January 2003. Interpretation 46 requires the consolidation of variable interest entities (VIE's) by the primary beneficiary. We assessed the impact of this interpretation and determined that we are the primary beneficiary of one existing VIE and therefore began to consolidate this entity beginning on July 1, 2003. The assets and debt of this entity at September 30, 2003, approximated $32 million and $34 million, respectively. We also evaluated the impact of this interpretation on two other entities and determined that we are not the primary beneficiary for both entities. The assets and debt of these entities total $12 million. In addition, our maximum loss exposure as a result of our involvement with these VIE's is approximately $52 million. This amount represents payments that would be due to the VIE in the event of a total loss of the equipment. We carry insurance coverage for this risk. The adoption of this interpretation did not have a material effect on our results of operations or financial position.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in conformity with GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amount of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the period presented.

We have identified a number of critical accounting estimates. An accounting estimate is considered critical if: the estimate requires management to develop assumptions regarding issues that were highly uncertain at the time the estimate was developed; different estimates reasonably could have been made; or if changes in the estimate that would have a material effect on our financial condition or results of operations are reasonably likely to occur from period to period.

Our critical accounting estimates relate to the following areas:

..    impairment of goodwill in the telecommunications reporting unit,
..    impairment of assets held for use,
..    restructuring charges and impairments resulting from restructuring assets,
..    valuation allowances for deferred income taxes,
..    probability of litigation outcomes, and
..    pension assumptions.

These critical accounting estimates that required management's most difficult, subjective or complex judgments are described in our 2002 Form 10-K and remain unchanged through the third quarter of 2003.

ENVIRONMENT

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. We have accrued approximately $20 million for the estimated liability for environmental cleanup and related litigation at September 30, 2003. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

On August 27, 2003 , the New York State Attorney General's Office filed a complaint in the New York State Supreme Court, Steuben County, claiming damages of approximately $9 million and alleging that Corning and eight other corporate defendants are liable for remediation and administrative costs the State incurred to address hazardous constituents identified at the landfill site in Steuben County. The State alleges that Corning and the other defendants used the landfill for the disposal of industrial wastes and other hazardous substances from 1978 to 1988. Based upon information developed to date, management believes there are statute of limitation defenses barring recovery under many of the claims. Management believes that the risk of a materially adverse verdict is remote.

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

Additional discussion of these and certain other risks is contained in our Quarterly Report on Form 10-Q for the second quarter of 2003, in our 2002 Annual Report on Form 10-K and other documents we file with the SEC, including sections on "Forward-Looking Statements," "Risk Factors" and "Risks Relating to our Business."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposure during the first nine months of 2003 with an exception described below. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2002 Annual Report on Form 10-K.

Interest Rate Risk

In March and April of 2002, we entered into three interest rate swaps that are fair value hedges and economically exchanged a notional amount of $275 million of fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, we will pay the counterparty a floating rate that is indexed to the six-month LIBOR rate and receive the fixed rates of 8.3% to 8.875%, which are the stated interest rates on the long-term debt instruments. As a result of these transactions, Corning is exposed to the impact of interest rate changes. The interest rate on these instruments is reset every six months and they expire in 14 to 23 years.

In September 2003, we terminated two of the interest rate swap agreements described above totaling $150 million. The termination of these swaps resulted in a $15 million gain which we will amortize to earnings as a reduction of interest expense over the remaining life of the debt. We recognized an insignificant amount of the gain in the third quarter and included the remaining deferred gain on our consolidated balance sheet under "Long-term debt." The proceeds from the termination of the swap agreement totaled $17 million and are classified in the financing section of our consolidated cash flow statement. As of September 30, 2003, we have one remaining swap agreement in effect with a notional amount of $125 million.

It is our policy to conservatively manage our exposure to changes in interest rates. Our policy is that total floating and variable rate debt will not exceed 35% of the total debt portfolio at anytime. At September 30, 2003, our consolidated debt portfolio contained approximately 5% of variable rate instruments.


ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     The company carried out an evaluation, under the supervision and with the participation of Corning management, including Corning's chief executive officer and its chief financial officer, of the effectiveness of the design and operation of Corning's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")) as of quarter ended September 30, 2003, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the evaluation date, the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.

     During the quarter ended September 30, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $20 million for its estimated liability for environmental cleanup and litigation at September 30, 2003. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Old Bath Landfill Lawsuit. On August 27, 2003 , the New York State Attorney General's Office filed a complaint in the New York State Supreme Court, Steuben County, claiming damages of approximately $9 million and alleging that Corning and eight other corporate defendants are liable for remediation and administrative costs the State incurred to address hazardous constituents identified at the landfill site in Steuben County. The State alleges that Corning and the other defendants used the landfill for the disposal of industrial wastes and other hazardous substances from 1978 to 1988. Based upon information developed to date, management believes there are statute of limitation defenses barring recovery under many of the claims. Management believes that the risk of a materially adverse verdict is remote.

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

Dow Corning Bankruptcy. Corning and The Dow Chemical Company each own 50% of the common stock of Dow Corning Corporation, which has been in reorganization proceedings under Chapter 11 of the United States Bankruptcy Code since May, 1995. Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from breast-implant product lawsuits. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan) which provided for the settlement or other resolution of implant claims. The Joint Plan included releases for third parties (including Corning and Dow Chemical as shareholders) in exchange for contributions to the Joint Plan. By an order dated November 30, 1999, the Bankruptcy Court confirmed the Joint Plan, but with certain limitations concerning the third party releases as reflected in an opinion issued on December 21, 1999. On November 13, 2000, the U.S. District Court for the Eastern District of Michigan reversed the Bankruptcy Court's order with respect to these limitations on the third-party releases and confirmed the Joint Plan. Certain foreign claimants, the U.S. government, and certain other tort claimants appealed from the District Court's order. On January 29, 2002, the U.S. Court of Appeals for the Sixth Circuit affirmed the determinations made in the District Court with respect to the foreign claimants, but remanded to the District Court for further proceedings with respect to certain lien claims of the U.S. government and with respect to the findings supporting the non-debtor releases in favor of Dow Corning's shareholders, foreign subsidiaries and insurers. The Plan proponents have settled the lien claims of the U.S. government for $9.8 million to be paid from the Settlement Fund under the Plan. On December 11, 2002, the District Court entered further findings and conclusions supporting the non-debtor releases. Certain tort claimants filed appeals to the U.S. Court of Appeals for the Sixth Circuit from the District Court's order. One group of foreign claimants has settled and dismissed their appeal, leaving a grouping of plaintiffs from Nevada as the remaining appellants. Management expects the appellate process may take another 12 months. If the Joint Plan with shareholder releases is upheld after all appeals, any remaining personal injury claims against Corning in these matters will be channeled to the resolution procedures under the Joint Plan. If the Joint Plan with shareholder releases is not upheld after all appeals, Corning would expect to defend any remaining claims against it (and any new claims) on the same grounds that led to a series of orders and judgments dismissing all claims against Corning in the federal courts and in many state courts as described under the heading Implant Tort Lawsuits immediately hereafter. Management believes that the claims against Corning lack merit and that the breast implant litigation against Corning will be resolved without material impact on Corning's financial statements.

Under the terms of the Joint Plan, Dow Corning would be required to establish a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.3 billion, subject to the limitations, terms and conditions stated in the Joint Plan. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and issuance of senior notes, to its commercial creditors. These creditors claim approximately $810 million in principal plus an additional sum for pendency interest, costs and fees from the petition date (May 15, 1995) through the effective date under the Plan when payment is made. The commercial creditors have contested the Bankruptcy Court's disallowance of their claims for post-petition interest at default rates of interest, and have appealed to the District Court. The District Court heard oral arguments on this appeal on May 2, 2002, and has not ruled. The amount of additional interest, costs and fees at issue is approximately $100 million pre-tax.

In 1995, Corning fully reserved its investment in Dow Corning upon its filing for bankruptcy and did not recognize equity earnings from the second quarter of 1995 through the end of 2002. In the first quarter of 2003, management assessed the December 11, 2002, findings by Judge Hood and concluded that emergence of Dow Corning Corporation from bankruptcy protection is probable. Management has concluded that it has adequately provided for the other than temporary decline associated with the bankruptcy. With the exception of the remote possibility of a future bankruptcy related charge, Corning considers the difference between the carrying value of its investment in Dow Corning and its 50 percent share of Dow Corning's equity to be permanent. This difference was $270 million at September 30, 2003.

Corning resumed recognition of equity earnings from Dow Corning in the first quarter of 2003. Corning does not expect to receive dividends from Dow Corning in 2003.

Implant Tort Lawsuits. Corning and Dow Chemical, the shareholders of Dow Corning Corporation, were named in a number of state and federal tort lawsuits alleging injuries arising from Dow Corning's implant products. The claims against the shareholders alleged a variety of direct or indirect theories of liability. In 1992, the federal breast implants cases were coordinated for pretrial purposes in the United States District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In April 1995, the District Court granted Corning a summary judgment dismissing it from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. In state court litigation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. In Louisiana, Corning's summary judgment was vacated by an intermediate appeals court in Louisiana as premature. The Louisiana cases were transferred to the United States District Court for the Eastern District of Michigan (Michigan Federal Court) to which substantially all breast implant cases were transferred in 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 70 pending cases (including some cases with multiple claimants), in addition to the transferred Louisiana cases. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998, but has not ruled. Management believes that the risk of a materially adverse result in the implant litigation against Corning is remote and believes the implant litigation against Corning will be resolved without material impact on Corning's financial statements.

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

From December 2001 through April 2002, Corning and three of its officers and directors were named defendants in lawsuits alleging violations of the U.S. securities laws in connection with Corning's November 2000 offering of 30 million shares of common stock and $2.7 billion zero coupon convertible debentures, due November 2015. In addition, the Company and the same three officers and directors were named in lawsuits alleging misleading disclosures and non-disclosures that allegedly inflated the price of Corning's common stock in the period from September 2000 through July 9, 2001. The plaintiffs in these actions seek to represent classes of purchasers of Corning's stock in all or part of the period indicated. On August 2, 2002, the U.S. District Court of the Western District of New York entered an order consolidating these actions for all purposes, designating lead plaintiffs and lead counsel, and directing service of a consolidated complaint. In February 2003, defendants filed a motion to dismiss the complaint for failure to allege the requisite elements of the claims with particularity. Plaintiffs responded with opposing papers on April 7, 2003. The Court heard arguments on May 29 and June 9, 2003, and reserved decision. The Court's scheduling order further provides that a motion to certify the action as a class action shall be filed after all motions to dismiss are resolved. Another lawsuit has been filed, also in the Western District of New York, on behalf of participants in the Company's Investment Plan for Salaried Employees, purportedly as a class action on behalf of participants in the Plan who purchased or held Corning stock in a Plan account. The defendants in that action responded with a motion to dismiss the lawsuit on a variety of grounds. On December 12, 2002, the Court entered judgment dismissing the claims as to each of the defendants. On December 19, 2002, plaintiffs filed a motion to open the judgment and for leave to file an amended complaint. This motion was argued on April 10, 2003. The Court reserved decision on the motion for leave to amend. Management is prepared to defend these lawsuits vigorously and, recognizing that the outcome of litigation is uncertain, believes that these will be resolved, net of applicable insurance, without material impact on Corning's financial statements.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and had insufficient remaining insurance and assets to deal with its alleged current and future liabilities. More than 100,000 additional claims have been filed with PCC after its bankruptcy filing. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC's asbestos products. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC's asbestos products. Corning is also currently named in approximately 10,900 other cases (approximately 40,100 claims) alleging injuries from asbestos. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

On March 28, 2003, Corning announced that it had also reached agreement with representatives of current and future asbestos claimants on a settlement arrangement that will be incorporated into the PCC Plan. This settlement is subject to a number of contingencies, including a favorable vote by 75% of the asbestos claimants voting on the PCC Plan, and approval by the bankruptcy court. Corning's settlement will require the contribution, when the Plan becomes effective, of Corning's equity interest in PCC, its one-half equity interest in PCE, and 25 million shares of Corning common stock. Corning also will be making cash payments of $134 million (net present value as of September 30, 2003 in six installments beginning in June 2005 assuming the Plan is effective. In addition, Corning will assign policy rights or proceeds under its primary insurance from 1962 through 1984, as well as rights or proceeds under certain excess insurance, most of which falls within the period from 1962 through 1973. In return for these contributions, Corning expects to receive a release and an injunction channeling asbestos claims against it into a settlement trust under the PCC Plan.

Corning has recorded a charge in the amount of $298 million ($192 million after-tax) in its results for the period ending March 31, 2003. The amount of the charge for this settlement will require adjustment each quarter based upon movement in Corning's common stock price prior to contribution of the shares to the trust. In the third quarter of 2003, Corning recorded an additional charge of $51 million ($31 million after-tax) to reflect the value of the common stock. Corning has recorded total charges of $388 million ($247 million after-tax) to reflect the settlement and to mark-to-market the value of Corning common stock for the nine months ended September 30, 2003.

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

The PCC Plan, a disclosure statement and various supplement Plan documents were filed with the Court in the second quarter of 2003. Additional supplemental plan documents were filed in mid August 2003. Management expects the court to hold hearings in October 2003 to review the disclosure documents before sending these materials to creditors for a vote. The process of confirmation is expected to take six to 12 months from the time the disclosure statement is approved by the Court. Although the confirmation of the PCC Plan is subject to a number of contingencies, management believes that the asbestos claims against the Company will be resolved without additional material impact on the Company's financial statements.

Astrium. In December of 2000, Astrium, SAS and Astrium, Ltd. filed a complaint for negligence in the United States District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries
(prior to Corning's acquisition of NetOptix) in such a way that the amount of electricity the satellite can produce and their effective life were materially reduced. NetOptix has denied that the coatings produced by NetOptix or its subsidiaries caused the damage alleged in the complaint, or that it is legally liable for any damages which Astrium may have experienced. In April 2002, the Court granted motions for summary judgment by NetOptix and other defendants to dismiss the negligence claims, but permitted plaintiffs to add fraud and negligent misrepresentation claims against all defendants and a breach of warranty claim against NetOptix and its subsidiaries. In October 2002, the Court again granted defendants' motions for summary judgment and dismissed the negligent misrepresentation and breach of warranty claims. The intentional fraud claims were dismissed against all non-settling defendants on February 25, 2003. On March 19, 2003, Astrium appealed all of the Court's Rulings regarding the various summary judgment motions to the Ninth Circuit Court of Appeals. The Circuit Court has stayed the appeal pending a decision in a case being appealed to the California Supreme Court involving similar issues of law. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that there are strong defenses to these claims and believes they will be resolved without material impact on Corning's financial statements.

In November 2002,  American  Motorists  Insurance  Company and Lumbermens Mutual
Casualty Company (collectively AIMCO) filed a declaratory judgment action against Corning, as well as Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation. This action is in the United States District Court of the Central District of California. In the complaint, AIMCO seeks a ruling that its duty to defend the insureds in the underlying Astrium action ceased with the dismissal of the negligence claims. AIMCO also seeks reimbursement of more than 12 million dollars spent for defense costs to date. Corning believes that AIMCO remains responsible for the continued representation of all insureds and for any amount spent on the defense of the insureds to date. Answers were filed in January 2003 on behalf of the defendants other than Corning. As a result of Corning's motion to dismiss, AIMCO amended its complaint and Corning filed an answer. Discovery in the case has begun. The parties have agreed that the case should be voluntarily dismissed without prejudice against refilling by the plaintiffs at a future date. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that there are strong defenses to the reimbursement claim and believes it will be resolved without material impact on Corning's financial statements.

Optel Arbitration. On June 28, 2002, Madeco S.A. and Madeco Brasil Ltda. filed a notice of arbitration and statement of claim against Corning International Corporation (CIC) with the American Arbitration Association in New York, New York, alleging breaches of its contractual duties and partnership obligations. Madeco asserts that it has the right, under a "Put Option," to sell shares of another company, Optel Ltda., to CIC for approximately $18 million plus interest. Arbitration hearings were completed in late May 2003, and post-hearing written submissions were filed in June 2003. A final decision is expected by December 31, 2003. Although management believes the presentation of CIC's position was favorable, it is not able to predict whether the arbitration panel will reject Madeco's claim.

Astarte/Tellium. In July of 2002, Corning filed a demand for binding arbitration between Corning and Astarte Fiber Networks Inc.; Tellium, Inc.; AFN, LLC; and their related parties. The arbitration concerns a contract relating to certain patents and patent applications previously owned by Astarte and now held by AFN and Tellium, Astarte's successor. Corning's demand includes a claim for approximately $38 million from those parties due to material misrepresentations and fraud, as well as claims for unjust enrichment and to have the contract canceled for breach. AFN has counterclaimed in the arbitration, asking the arbitrators to decide that Corning remains obligated under the contract for future contingent payments to AFN of up to $50 million. The arbitration panel has denied motions by Tellium and Astarte seeking to be dismissed from the arbitration. Tellium has asked the United States District Court for the Southern District of New York to reverse the panel's decision continuing Tellium as a party in the arbitration period. That application is scheduled to be heard on November 18, 2003. The arbitration hearings are scheduled in January 2004. While the outcome of arbitration and court proceedings concerning complex contracts involving intellectual property matters cannot be predicted with certainty, based upon the information discovered to date, management believes that the disputes in arbitration will be resolved without material impact on Corning's financial statements.

Furukawa Electric Company. On February 3, 2003, The Furukawa Electric Company filed suit in the Tokyo District Court in Japan against Corning Cable Systems International Corporation (CCS) alleging infringement of Furukawa's Japanese Patent No. 2,023,966 which relates to separable fiber ribbon units used in optical cable. Furukawa's complaint requests slightly over (Y)6 billion in damages (approximately $50 million) and an injunction against further sales in Japan of these fiber ribbon units. CCS has denied the allegation of infringement, asserted that the patent is invalid, and is defending vigorously against this lawsuit. While recognizing that litigation is inherently uncertain, based upon the information developed to date, management believes that the claims against CCS will not have a material impact on the Company's financial statements.

Fitel USA Corp. and OFS Fitel LLC. On February 3, 2003, Corning filed an action in federal district court for the District of Delaware against Fitel USA Corp. (Fitel) and OFS Fitel LLC (OFS) asking the court to declare a Fitel patent invalid, unenforceable, and not infringed by Corning. The patent generally relates to low water content fiber used in coarse wavelength division multiplexing. Fitel and OFS have counterclaimed that Corning induced infringement of the patent. Corning has denied the allegations of infringement. Based upon the information developed to date, management believes this counterclaim against Corning will not have a material impact on its financial statements.

Chinese Anti-Dumping Investigation. On July 1, 2003, the Chinese Ministry of Commerce announced an anti-dumping investigation against manufacturers of optical fiber based in the U.S, Korea and Japan, alleging that standard single-mode optical fiber was sold in China at lower prices than in the respective home country. The investigation is underway, with a preliminary determination anticipated by April 2004 and a final determination possible by July 1, 2004. Corning is defending vigorously and does not believe it engaged in dumping. Corning management is not able to estimate the impact of this proceeding upon its export business to China pending a final determination nor to express assurances regarding that final determination. Based upon the information developed to date and recognizing that the outcome is uncertain, management believes that the investigation will be resolved without a material impact on Corning's financial statements.

PicVue Electronics Ltd., PicVue OptoElectronics International, Inc. and Eglasstrek Gmbh. In June 2002, Corning brought an action seeking to restrain the use of its trade secrets and for copyright infringement relating to certain aspects of the fusion draw machine used for liquid crystal display glass melting. This action is pending in the United States District Court for the Western District of New York against these three named defendants. The District Court in July 2003 denied the PicVue motion to dismiss and granted a preliminary injunction in favor of Corning, subject to posting a bond in an amount to be determined. PicVue, a Taiwanese company, responded in July 2003 with a counterclaim alleging violations of the antitrust laws and claiming damages of more than $120 million as well as requesting trebled damages. PicVue has appealed the District Court's ruling and the District Court has deferred ruling on the bond amount until the completion of such appeal. Recognizing that the outcome of litigation is uncertain, management believes that the PicVue counterclaim is without merit and that the likelihood of a materially adverse verdict against Corning is remote.

Tyco Electronics Corporation and Tyco Technology Resources, Inc. On August 13, 2003, CCS Holdings Inc. (CCS), a Corning subsidiary, filed an action in the U.S. District Court for the Middle District of North Carolina against Tyco Electronics Corporation and Tyco Technology Resources, Inc. (Tyco), asking the court to declare a Tyco patent invalid and not infringed by CCS. The patent generally relates to a type of connector for optical fiber cables. Prior to the lawsuit, Tyco had asserted that CCS infringed this patent, which CCS denied. Tyco continued to threaten to sue CCS and CCS took action to resolve the dispute. Recognizing that the outcome of litigation is uncertain, management believes this suit will not have a material impact on Corning's financial statements.

Grand Jury Investigation of Conventional Cathode Ray Television Glass Business. In August 2003, Corning Asahi Video Products Company ("CAV") was served with a federal grand jury document subpoena related to pricing, bidding and customer practices involving conventional cathode ray television glass picture tube components. Two employees each received a related subpoena. CAV is a general partnership, 51% owned by Corning and 49% owned by Asahi Glass America, Inc. CAV's only manufacturing facility in State College, Pennsylvania recently closed due to declining sales. CAV is cooperating with the government investigation.

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
                     12         Computation of Ratio of Earnings to
                                Combined Fixed Charges
                                and Preferred Dividends

                    31.1 Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to
                                Section 302 of the Sarbanes-Oxley Act of 2002

                    31.2 Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to
                                Section 302 of the Sarbanes-Oxley Act of 2002

                    32.1        Certification Pursuant to 18 U.S.C.
                                Section 1350, As Adopted Pursuant to
                                Section 906 of the Sarbanes-Oxley Act of 2002

         (b)   Reports on Form 8-K

               Reports on Form 8-K were filed July 21, 2003 (Amended by Form 8-K/A on July 22, 2003) and September 4, 2003, during the quarter ended September 30, 2003, reporting matters under Item 5, Other Events and furnishing material under Item 9 or Item 12*.

               * Information furnished under Item 9 or Item 12 of Form 8-K is not incorporated by reference, is not deemed filed, and is not subject to liability under Section 18 of the Securities Exchange Act of 1934, as amended.

               Other items under Part II are not applicable.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                              CORNING INCORPORATED
                                                  (Registrant)






       October 30, 2003                         /s/ JAMES B. FLAWS
------------------------------        -----------------------------------------
            Date                                  James B. Flaws
                                      Vice Chairman and Chief Financial Officer
                                             (Principal Financial Officer)




       October 30, 2003                      /s/ KATHERINE A. ASBECK
------------------------------        ------------------------------------------
            Date                               Katherine A. Asbeck
                                        Senior Vice President and Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------



Exhibit Number        Exhibit Name
-------------         ------------

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


                                                                                      For the nine months ended
                                                                                         September 30, 2003
                                                                                      -------------------------
Loss from continuing operations before taxes on income                                       $     (668)
Adjustments:
    Distributed income of equity investees                                                           110
    Amortization of capitalized interest                                                               5
    Fixed charges net of capitalized interest                                                        135
                                                                                             -----------

Loss before taxes and fixed charges as adjusted                                                     (418)
                                                                                             ===========

Fixed charges:
   Interest incurred                                                                                 121
   Portion of rent expense which represents an appropriate interest factor                            17
   Amortization of debt costs                                                                          4
                                                                                             -----------

Total fixed charges                                                                                  142
Capitalized interest                                                                                  (7)
                                                                                             -----------

Total fixed charges net of capitalized interest                                                      135
                                                                                             ===========

Preferred dividends:
   Preferred dividend requirement
   Ratio of pre-tax income to income before minority interest
     and equity earnings                                                                             1.0
                                                                                             -----------
   Pre-tax preferred dividend requirement

Total fixed charges                                                                                  142
                                                                                             -----------

Fixed charges and pre-tax preferred dividend requirement                                             142
                                                                                             ===========

Ratio of earnings to fixed charges                                                                 *
                                                                                             ===========

Ratio of earnings to combined fixed charges and preferred dividends                                *
                                                                                             ===========

* Loss before taxes and fixed charges as adjusted were inadequate to cover total fixed charges and inadequate to cover fixed charges and pre-tax dividend requirement by approximately $560 million at September 30, 2003.

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




      October 30, 2003                           /s/ JAMES R. HOUGHTON
------------------------------         -----------------------------------------
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




     October 30, 2003                            /s/ JAMES B. FLAWS
------------------------------         -----------------------------------------
           Date                                    James B. Flaws
                                       Vice Chairman and Chief Financial Officer

                                                                    Exhibit 32.1



                              CORNING INCORPORATED

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Corning Incorporated (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, James
R. Houghton and James B. Flaws, Chairman and Chief Executive Officer and Vice Chairman and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






      October 30, 2003                          /s/ JAMES R. HOUGHTON
------------------------------         -----------------------------------------
            Date                                  James R. Houghton
                                         Chairman and Chief Executive Officer




      October 30, 2003                            /s/ JAMES B. FLAWS
------------------------------         -----------------------------------------
            Date                                    James B. Flaws
                                       Vice Chairman and Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to Corning Incorporated and will be retained by Corning Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.