Form 10-K
period 2003-12-31
CORNING INC /NY
filed 2004-03-01
CIK 24741

United States
                                 Securities and
                               Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
--------------------------------------------------------------------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year ended December 31, 2003
                          Commission file number 1-3247


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

    Common Stock, $0.50 par value,            New York Stock Exchange
    with attached Preferred Share               SWX Swiss Exchange
           Purchase Right

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


As of June 30, 2003, shares held by non-affiliates of Corning Incorporated had an aggregate market value of approximately $9.3 billion. Shares of Corning's common stock outstanding as of February 4, 2004, were 1,347,878,949.

                       Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement dated March 1, 2004, and filed for the Registrant's 2004 Annual Meeting of Shareholders are incorporated into Part III, as specifically set forth in Part III.

                                     PART I

Corning Incorporated and its consolidated subsidiaries are hereinafter sometimes referred to as the "the Company," "the Registrant," "Corning," or "we."

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

Corning is a global, technology-based corporation that operates in two reportable business segments: Telecommunications and Technologies.

Telecommunications Segment

The Telecommunications segment produces optical fiber and cable and hardware and equipment products for the worldwide telecommunications industry. Corning invented the first low-loss optical fiber products more than 30 years ago and offers a range of optical fiber technology products and enhancements for a variety of applications, including premises, access, metropolitan, long-haul and submarine networks. Corning makes and sells InfiniCor(R) fibers for local area networks, data centers and central offices; SMF-28e(R) single mode optical fiber products providing additional transmission wavelengths in metropolitan and access networks; MetroCor(R) fiber products for metropolitan networks; LEAF(R) optical fiber products for long-haul, regional and metropolitan networks; and Vascade(R) submarine optical fibers for use in undersea networks. Corning has two large optical fiber manufacturing facilities in North Carolina, as well as a controlling interest in Shanghai Fiber Optics Co., Ltd. in China. As a result of lowered demand for optical fiber products, in 2002 Corning mothballed its optical fiber manufacturing facility in Concord, North Carolina and transferred certain capabilities to its Wilmington, North Carolina facility. Corning believes that the Concord facility can be returned to productive capacity within six to nine months of a decision to reopen.

A significant portion of Corning's optical fiber is sold to subsidiaries such as CCS (Corning Cable Systems), Corning Cable Systems Verwaltungs GmbH, and Norddeutsche Seekabelwerke GmbH & Co., KG (NSW) or equity ventures such as Aberdare Fiber Optic Cables (Pty.) Ltd. in South Africa, Advanced Cable Systems Corporation in Japan, and Chengdu CCS Optical Fiber Cable Co. in China. The optical fiber is cabled prior to being sold in cable form. The remaining fiber production is sold directly to end users or third party cablers around the world. Corning's cabling operations include large facilities in North Carolina and Germany and smaller regional locations or equity affiliates, including those listed above.

Corning's hardware and equipment products include cable assemblies, fiber optic hardware, fiber optic connectors, optical components and couplers, splice equipment, test equipment and accessories for optical connectivity. For broadband access, Corning's products include closures, subscriber demarcation, connection and protection devices, xDSL passive solutions, outside plant enclosures, and plastic pedestals. Each of the product lines may be combined in Corning's fiber-to-the-premises solutions. Corning has manufacturing operations for hardware and equipment products in North Carolina and Texas, as well as Europe, Mexico, China, and the Caribbean. Corning Gilbert Inc. offers products for the cable television industry, including coaxial connectors and associated tools. Corning Gilbert has manufacturing operations for coaxial connectors and associated assembly tools in Arizona and Denmark.

On July 31, 2003, Corning completed the sale of a significant portion of photonic technologies assets and $22 million in cash to Avanex Corporation ("Avanex") in exchange for 21 million shares of Avanex common stock. Corning's photonic technologies products had included erbium doped fiber amplifiers ("EDFAs"), Raman amplifier modules and pumps, semiconductor optical amplifiers for long-haul, metropolitan and access markets, and dispersion compensation devices for long-haul and metropolitan networks. These photonic technologies products maintain and control light signals in optical fiber telecommunications systems. These products were made primarily by Corning in New York and Massachusetts. As of December 31, 2003, we had discontinued production of these products.

Corning's controls and connectors products include high performance oscillators and crystals for use in various telecommunication applications. Corning manufactures these products in Pennsylvania, Canada, China and Germany.

The Telecommunications segment represented approximately 46% of Corning's sales for 2003.

Technologies Segment

The Technologies segment manufactures specialized products with unique properties for customer applications utilizing glass, glass ceramic and polymer technologies. Businesses within this segment include liquid crystal display glass for flat panel displays, environmental products, life science products, specialty materials products, and glass panels and funnels for televisions.

Corning's display technologies business manufactures glass substrates products primarily for active matrix liquid crystal displays, which are used primarily in notebook computers, flat panel desktop monitors, and flat panel color televisions. Corning's facilities in Kentucky, Japan and Taiwan and its 50% interest in Samsung Corning Precision Glass Co., Ltd. ("Samsung Corning Precision") in South Korea develop, manufacture and supply high quality glass substrates products using a proprietary fusion forming technology and know-how. Samsung affiliates own the remaining 50% interest in Samsung Corning Precision. These glass substrates products are sold primarily in Japan, Korea and Taiwan to manufacturers of liquid crystal display panels.

Corning's environmental products include ceramic technologies and solutions for emissions and pollution control in mobile and stationary applications around the world, including gasoline and diesel substrate and filter products. As regulations and laws on emission controls standards have tightened over time and additional countries have instituted requirements related to clean air, Corning has continued to develop more efficient emission-control catalytic converter substrates products with higher density and greater surface area for improved emissions controls. Corning manufactures these products in New York, Virginia, China, Germany and South Africa. Cormetech Inc., an equity venture with Mitsubishi Heavy Industries Ltd. of Japan, manufactures ceramic environmental substrate products at its North Carolina and Tennessee facilities for use in power plants. Corning is investing in new ceramic substrate and filter technologies for diesel emission control device products, with a new production facility in New York to produce such products for diesel vehicles worldwide.

Life sciences laboratory products include microplate products, coated slides, filter plates for genomics sample preparation, plastic cell culture dishes, flasks, cryogenic vials, roller bottles, mass cell culture products, liquid handling instruments, Pyrex(R) glass beakers, pipettors, serological pipettes, centrifuge tubes and laboratory filtration products. Corning sells products under 3 brands: Corning, Costar and Pyrex. Corning manufactures these products in Maine, New York, England and Mexico and markets them worldwide primarily through large distributors to government entities, pharmaceutical and biotechnology companies, hospitals, universities and other laboratories.

Corning's conventional glass television business includes a 51% partnership interest in Corning Asahi Video ("CAV"), a producer of glass panels and funnels for cathode ray television tubes in Pennsylvania. CAV ceased production in the second quarter of 2003. Corning also owns a 50% interest in Samsung Corning Company, Ltd. ("Samsung Corning"), a producer of glass panels and funnels for cathode ray tubes for televisions and computer monitors, with manufacturing facilities in Korea, Germany and Malaysia. Samsung Electronics Company, Ltd. owns the remaining 50% interest in Samsung Corning.

Other specialty materials products made by Corning include semiconductor materials, ophthalmic glass and plastic products, technical products, such as polarizing glass, glass for high temperature applications and machinable glass ceramic products for high temperature applications. Semiconductor materials manufactured by Corning include high-performance optical material products, optical-based metrology instruments and technical solutions products for applications in the global semiconductor industry. Corning's high purity fused silica (HPFS(R)) materials applications include projection and illuminator lens blanks products used in microlithography, spacecraft windows and optics products used in high-energy laser fusion systems. Corning's ultra low expansion glass (ULE(R)) is used in manufacturing mirror blanks for use in space and ground-based systems. Corning also makes fluoride crystals products and fabricates optical components, including calcium fluoride products, for customers who make projection and illuminator lens systems used in scanner and stepper systems. Corning Tropel Corporation (a wholly owned operation) designs and manufactures precision optical components, modules and systems for semiconductor wafer and mask inspection, high energy laser beam delivery and shaping, and components for precision inspection and optical management systems. Corning's semiconductor materials products are manufactured in New York. During 2003, we announced the closure of manufacturing facilities in South Carolina and Massachusetts. Other specialty glass products include glass lens and window components and assemblies. Other specialty materials products are made in New York, Virginia, England and France. Corning's Eurokera and Keraglass equity ventures with Saint Gobain Vitrage S.A. of France manufacture smooth cooktop glass/ceramic products in France and in South Carolina.

The Technologies segment represented approximately 53% of Corning's sales for 2003.

We manufacture and process products at more than 60 plants and 22 countries.

Additional explanation regarding Corning and our two segments is presented in Management's Discussion and Analysis of Financial Condition under Operating Review and Results of Operations and Note 21 (Operating Segments) to the Consolidated Financial Statements.

Corporate Investments

Corning and The Dow Chemical Company ("Dow Chemical") each own half of Dow Corning Corporation ("Dow Corning"), an equity company in Michigan that manufactures silicone products worldwide. Dow Corning is expected to emerge from its Chapter 11 bankruptcy proceedings during 2004. Additional discussion about this company appears in the Legal Proceedings section.

Corning and PPG Industries, Inc. each own half of Pittsburgh Corning Corporation ("PCC"), an equity company in Pennsylvania that manufactures glass products for architectural and industrial uses. PCC filed for Chapter 11 bankruptcy reorganization in April 2000. Additional discussion about PCC appears in the Legal Proceedings section. Corning also owns half of Pittsburgh Corning Europe N.V., a Belgian corporation, that manufactures glass products for industrial uses primarily in Europe.

Competition

Corning competes across all of its product lines with many large and varied manufacturers, both domestic and foreign. Some of these competitors are larger than Corning, and some have broader product lines.

Telecommunications Segment

Competition within the telecommunications industry is intense among several significant companies. Corning is a leading competitor in the segment's principal product lines. Price and new product innovations are significant competitive factors. The continued downturn in the telecommunications industry, particularly in Europe and North America, has changed the competitive landscape by increasing competition based upon pricing. These competitive conditions are likely to persist.

Corning is the largest producer of optical fiber and cable products, but faces significant competition due to continued excess capacity in the market place, price pressure and new product innovations. Corning obtained the first significant optical fiber patents and believes its large scale manufacturing experience, fiber process, technology leadership and intellectual property assets yield cost advantages relative to several of its competitors. The primary competing producers of optical fiber products are Furukawa, OFS, Fujikura, Sumitomo, Alcatel, Pirelli and Draka. Furukawa (including OFS) is Corning's largest competitor. For optical fiber cable products, Corning's primary competitors are Furukawa, OFS, Pirelli, Alcatel, Alcoa Fujikura and Sumitomo.

For hardware and equipment products, significant competitors are 3M Company ("3M"), Tyco Electronics, OFS, CommScope Connectivity Systems, ADC Communications and Marconi.

Technologies Segment

Corning's principal products face competition from a variety of materials manufacturers, some of which manufacture similar products made from materials other than glass and ceramics. Among other things, innovation, product quality, performance and service are key competitive elements.

Corning is the largest worldwide producer of advanced liquid crystal display glass substrate products and that market position remained relatively stable over the past year. Corning believes it has competitive advantages in liquid crystal display glass substrate products by investing in new technologies, offering a consistent source of reliable supply, using its proprietary fusion manufacturing process at facilities in Kentucky, Japan and Taiwan and delivering thinner, lighter weight and larger size products. Asahi Glass, Nippon Electric Glass and NH Techno are Corning's principal competitors in display glass substrates products. In addition, new entrants are seeking to expand their presence in this business.

For worldwide automotive ceramic substrate products, Corning has a leading market position that has remained relatively stable over the past year. Corning believes its competitive advantage in automotive ceramic substrate products for catalytic converters is based upon global presence, customer service, engineering design services and product innovation. Corning has a leading market position in ceramic substrates for heavy duty diesel applications. The light duty diesel vehicle market opportunity is still emerging. Corning's environmental technologies products face principal competition from NGK, Denso, Ibiden and Emitec.

Corning is a leading supplier of glass and plastic science laboratory products, with a growing plastics products market presence in North America and Europe, and a relatively stable laboratory glass products market presence during 2003. Corning seeks to maintain competitive advantages relative to its competitors by emphasizing product quality, product availability, supply chain efficiency, a wide product line and superior product attributes. For laboratory products, Schott Glaswerke, Kimble, Greiner and Becton Dickinson are the principal worldwide competitors.

CAV was a producer of conventional television glass products in North America. In 2003, its market position declined due to competition from Asian television glass suppliers and as the market shifted from conventional cathode ray tubes to flat panel cathode ray tubes and other technologies. CAV ceased production in June 2003. Samsung Corning is the third largest worldwide producer of cathode ray tube glass products for conventional televisions. Its relative competitive position has remained stable over the past year. Samsung Corning seeks to maintain their competitive advantage through customer support, logistics expertise and a lower cost manufacturing structure. Nippon Electric Glass, Asahi, and various other Asian manufacturers compete with Samsung Corning.

Corning is a leading supplier of materials and products for lithography optics in the semiconductor industry and that market position remained relatively stable during the past year. Corning seeks to compete by providing superior optical quality, leading optical designs and a local Corning presence supporting its customers. For Corning's semiconductor optical material products, general specialty glass/glass ceramic products and ophthalmic products, Schott Glaswerke, Shin-Etsu Quartz Products, Hoya and Hereaus are the main competitors.

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

Although energy shortages have not been a problem recently, Corning has achieved flexibility through important engineering changes to take advantage of the lowest-cost energy source in most significant processes. Specifically, many of Corning's principal manufacturing processes can now be operated with natural gas, propane, oil or electricity, or a combination of these energy sources.

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

Certain key optical components used in the manufacturing of products within Corning's Telecommunications segment are currently sole sourced or available only from a limited number of sources. Any future difficulty in obtaining sufficient and timely delivery of components could result in delays or reductions in product shipments, or reduce Corning's gross margins.

Patents and Trademarks

Inventions by members of Corning's research and engineering staff have been, and continue to be, important to the Company's growth. Patents have been granted on many of these inventions in the United States ("U.S.") and other countries. Some of these patents have been licensed to other manufacturers, including companies in which Corning has equity investments. Many of the earlier patents have now expired, but Corning continues to seek and obtain patents protecting its newer innovations. In 2003, Corning was granted over 300 patents in the U.S. and over 400 patents in countries outside the U.S.

Each business segment possesses its own patent portfolio that provides a competitive advantage in protecting Corning's innovations. Corning has historically enforced, and will continue to enforce, its intellectual property rights. At the end of 2003, Corning and its subsidiaries owned over 6,000 unexpired patents in various countries of which over 3,000 were U.S. patents. Between 2004 and 2006, approximately 4% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations. Worldwide, Corning has over 3,000 patent applications in process, with over 850 in process in the U.S. As a result, Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting Corning's innovation, although Corning's competitors in each of its businesses are actively seeking patent protection as well.

The Telecommunications segment has over 3,600 patents in various countries of which over 2,000 were U.S. patents. Although no one patent is considered material to this business segment, and new patents are frequently granted to Corning, some of the important issued U.S. patents in this segment include: (i) patents relating to optical fiber products including dispersion compensating fiber, low loss optical fiber and high data rate optical fiber and processes and equipment for manufacturing optical fiber including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) patents relating to packaging of lasers and designs for optical switch products;
(iii) patents relating to optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; and (iv) patents relating to optical fiber connectors and associated methods of manufacture. While a particular U.S. patent related to one type of low loss optical fiber will expire in 2004, there is no group of important Telecommunications segment patents set to expire between 2004 and 2006.

The Technologies segment has over 2,400 patents in various countries of which over 1,000 were U.S. patents. Although no one patent is considered material to this business segment, and new patents are frequently granted to Corning, some of the important issued U.S. patents in this segment include: (i) patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products; (ii) patents relating to glass compositions and methods for the use and manufacture of flat panel glass for display applications; (iii) patents relating to UV-absorbing copper halide glasses, polymer lens matrix material for use as ophthalmic lens and dyes for use in polymer ophthalmic lenses; (iv) patents relating to glasses and glass-based products including fused silica and calcium fluoride glass for use in optical lithography/stepper lens and photomask blanks, collimating and tapered lensed fiber, and gradient index/grin lenses; and (v) patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including nucleic acid arrays, multiwell plates, and cell culture products. While a particular U.S. patent related to the process of mixing and extruding certain ceramic materials will expire in 2004, there is no group of important Technologies segment patents set to expire between 2004 and 2006.

Many of these patents are used in Corning's operations or are licensed for use by others, and Corning is licensed to use patents owned by others. Corning has entered into cross licensing arrangements with some major competitors, but the scope of such licenses has been limited to specific product areas or technologies.

Most of Corning's products are marketed under the following trademarks: Corning, Celcor, Eagle 2000, Eagle APT, HPFS, LEAF, Pyrex, SMF-28e, Steuben, Lanscape and Vycor.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $7 million in 2003 and are estimated to be $14 million in 2004.

Corning's 2003 operating results from continuing operations were charged with approximately $28 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control. Corning believes that its compliance program will not place it at a competitive disadvantage.

Risk factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission ("SEC") are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements or other projections contained in this Annual Report on Form 10-K. In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general U.S. and non-U.S. economic and political conditions, including a global economic slowdown, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters or other disruptions of expected economic and business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Annual Report on Form 10-K, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate statement labeled Forward-Looking Statements should be considered in addition to the statements below.

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

         Although the sale of display glass has increased from quarter to quarter in 2003, there can be no assurance that this upward trend will continue. Our customers are panel makers, and as they switch to larger size glass, the pace of their orders may be uneven while they adjust their manufacturing processes and facilities. There is a risk that our customers may not be able to access sufficient capital to fund ongoing expansions.

         Over recent years, most of our major customers in the Telecommunications segment have reduced their purchases of our products and have expressed uncertainty as to their future requirements. As a result, our sales have declined to their current low levels, and it is difficult to predict future sales accurately. The conditions contributing to this difficulty include:

         .  the prolonged downturn in the telecommunications industry;
         . uncertainty regarding the capital spending plans of the major telecommunications carriers;
         .  potential changes in governmental regulations;
         . the telecommunications carriers' current limited access to the capital required for expansion; and
         .  general market and economic uncertainty.

         While we have responded to the depressed telecommunications market by reducing excess capacity and cutting costs, we cannot assure you that our plans will be successful in mitigating the adverse effects of a prolonged downturn. The continuing downturn in the telecommunications industry may be more severe and prolonged than expected. If our net sales continue to decline, our ability to meet financial expectations for future periods may be impaired, and we may need to impair goodwill or record additional reserves against deferred tax assets.

If we do not successfully adjust our manufacturing volumes and fixed cost structure, or achieve manufacturing yields or sufficient product reliability, our operating results could suffer, and we may not achieve profitability as anticipated

         In the economic and industry downturn for our Telecommunications segment, we have responded to the softer market by cutting costs, including the reduction of our manufacturing volumes. We continued to execute our restructuring plans in 2003. We have closed two fiber facilities and mothballed another and closed several factories that made photonics, cabling or hardware and equipment. In 2003, we reduced our workforce by 1,975 positions, and we have reduced more than 21,000 positions since 2001. We cannot assure you that our plans will be successful in mitigating the adverse effects of a softer market, nor can we assure you that additional adjustments and charges will not be necessary to respond to further market changes.

         We plan to spend $425 million to $475 million in 2004 to expand our liquid crystal display glass facilities in response to increased customer demand. Although we expect to complete these expansion projects, we may not achieve the manufacturing efficiencies, product improvements or level of sales that we anticipate.

         In addition, our restructuring programs and current business plans are designed to restore profitability and improve cash flow, but we cannot be certain that this will occur or that we will return to positive cash flow at the levels and in the time period we are targeting.

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

We have incurred, and may in the future incur, restructuring and other charges, the amounts of which are difficult to predict accurately

         The telecommunications industry was severely hampered from 2001 to 2003 by continued excess manufacturing capacity, increased intensity of competition, and growing pressure on price and profits. These negative trends are expected to continue in 2004. In 2001 through 2003, we recorded charges for restructuring, impairment of assets, and the write-off of cost and equity based investments.

         Our ability to forecast our customers' needs for our products in the current economic and industry environment is limited. Our results in 2003 and 2002 included significant charges for impairment of long-lived assets, primarily in the Telecommunications segment and the conventional television glass and specialty materials businesses of our Technologies segment.

         We may record additional charges for restructuring or other asset impairments if additional actions become necessary to respond to align costs to a reduced level of demand.

In the event we incur continued operating losses, we may be unable to recognize future deferred tax assets and may be required to reassess our ability to realize the deferred tax assets already recorded.

         At December 31, 2003, we had recorded gross deferred tax assets of approximately $2.1 billion with a valuation allowance of $469 million, and offset by deferred tax liabilities of $201 million. Net domestic deferred tax assets were approximately $1.3 billion. Although management expects the domestic deferred tax assets to be realized from future earnings, currently, we are generating domestic losses. Our forecast of domestic income is based on assumptions about and current trends in our operating segments, and we can not assure you that such results will be achieved. As a result, we may record additional material deferred tax valuation reserves that would reduce our net income and shareholders equity. If we record such a valuation allowance, we will also cease to recognize additional tax benefits on any losses in the U.S.

If the markets for our products do not develop and expand as we anticipate, demand for our products may decline further, which would negatively impact our results of operations and financial performance

         The markets for our products are characterized by rapidly changing technologies, evolving industry government standards and frequent new product introductions. Our success is expected to depend, in substantial part, on the timely and successful introduction of new products, upgrades of current products to comply with emerging industry government standards, our ability to acquire technologies needed to remain competitive and our ability to address competing technologies and products. In addition, the following factors related to our products and the markets for them, if not achieved, could have an adverse impact on our results of operations and financial performance:

         . our ability to introduce leading products such as glass for flat panel displays, optical fiber and environmental substrate products that can command competitive prices in the marketplace;
         . our ability to maintain or achieve a favorable mix of sales between premium and non-premium fiber and new generations and larger sizes of display glass products;
         . our ability to continue to develop new product lines to address our customers' diverse needs within the several market segments that we participate in, which requires a high level of innovation, as well as the accurate anticipation of technological and market trends;
         . our ability to develop new products in response to favorable government regulations and laws driving customer demand, particularly environmental substrate diesel filter products and Telecommunications segment products associated with fiber to the premises; or
         . our ability to create the infrastructure required to support anticipated growth in certain businesses.

We face pricing pressures in each of our leading businesses that could adversely affect our results of operations and financial performance

         We periodically face pricing pressures in each of our leading businesses as a result of intense competition, emerging new technologies, or over-capacity. While we will work toward reducing our costs to respond to the pricing pressures that may continue, we may not be able to achieve proportionate reductions in costs. As a result of overcapacity and the current economic and industry downturn in the Telecommunications segment, pricing pressures continued in 2003, particularly in our optical fiber and cable products. Pricing pressure has also continued in our display glass business as the manufacturers of desktop displays strive to reduce their costs.

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

         Acquisitions recorded as purchases for accounting purposes have resulted in the recognition of significant amounts of goodwill and other purchased intangibles. At December 31, 2003, the Telecommunications and Technologies operating segment goodwill balances were $1.6 billion and $159 million, respectively. The potential impairment of these assets could reduce our net income and shareholders' equity.

         Effective January 1, 2002, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," pursuant to which goodwill is no longer amortized but is subject to impairment tests at least annually. The goodwill impairment accounting rules are intricate and require that we make certain difficult, subjective and complex judgments involving a number of matters, including assumptions and estimates used to determine the fair value of our reporting units. Under SFAS No. 142, goodwill is tested for impairment at a reporting unit level. The criteria for establishing a reporting unit is dependent upon how a company determines its operating segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Specifically, SFAS No. 142 permits a company to define a reporting unit as either an operating segment, a component of an operating segment or an aggregation of two or more components of an operating segment. The reporting unit for the Telecommunications segment goodwill is the Telecommunications operating segment. The reporting units for the Technologies segment are components of the Technologies segment.

         During 2002, we completed our annual goodwill impairment test, determined the Telecommunications goodwill balance was impaired, and recorded a related impairment charge of $400 million. Our 2002 testing results also determined that the Technologies segment goodwill was not impaired. In the fourth quarter of 2003, we completed our annual goodwill impairment tests and determined that the goodwill balances were not impaired. While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur.

         We are currently in discussion with the staff of the SEC on the determination of our operating segments. We believe that our determination of our operating segments under SFAS No. 131 is appropriate. However, it is possible that the outcome of this discussion could be a revision of how we define and disclose our operating segments. A change in how we define our Telecommunications operating segment could impact our goodwill impairment tests under SFAS No. 142. Specifically, we could be required to record a net additional goodwill impairment charge of up to $600 million (pre tax) in 2002. Although this potential charge would increase our 2002 net loss, it would not impact our 2002 operating cash flows because goodwill impairments are noncash charges. Our debt to capital ratio ranged from 44% to 47% throughout 2002. This potential charge would have increased our debt to capital ratio to no higher than 51%, which would still be below the 60% financial covenant limit relating to our $2.0 billion revolving credit facility. The potential 2002 goodwill impairment charge would have no impact on operating results or operating cash flows for the year ended December 31, 2003.

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

         We are subject under our revolving credit facility to a covenant that requires us to maintain a ratio of total debt to capital, as defined under the credit facility, of not greater than 60%. Our total debt to capital ratio was 34% at December 31, 2003. This covenant may limit our ability to borrow funds. Further declines or failure to recover in our Telecommunications segment could cause impairments of goodwill, deferred tax assets, tangible or intangible assets or restructuring charges related to our overall business. Additional impairments or charges could materially increase our total debt to capital ratio which may reduce the amounts we are able to borrow under the revolving credit facility.

If our products or components purchased from our suppliers experience performance issues, our business will suffer

         Our business depends on the production of excellent products of consistently high quality. To this end, our products, including components purchased from our suppliers, are tested for quality both by us and our customers. Nevertheless, our products are highly complex, and our customers' testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems unforeseeable in testing), our products and components purchased from our suppliers may fail to perform as expected. Performance issues could result from faulty design or problems in manufacturing or testing. We have experienced such performance issues in the past and remain exposed to such performance issues. In some cases, product redesigns or additional capital equipment may be required to correct a defect. In addition, any significant or systemic product failure could result in customer relations problems and harm the future sales of our products.

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

Current or future litigation may harm our financial condition or results of operations

         Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits against PCC and several other defendants involving claims alleging personal injury from exposure to asbestos. As described in Legal Proceedings, our negotiations with the representatives of asbestos claimants have produced a tentative settlement, but certain cases may still be litigated. Final approval of a global settlement through the PCC bankruptcy process may impact the results of operations for the period in which such costs, if any, are recognized. Total charges of $413 million ($263 million after-tax) have been incurred through December 31, 2003; however, the final settlement value will be dependent on the price of our common stock at the time it is contributed to the settlement trust. Management cannot provide assurances that the ultimate outcome of a settlement will not be materially different from the amount recorded to date.

We face risks related to our international operations and sales

         We have customers and significant operations, including manufacturing and sales, located outside the U.S. We have large manufacturing operations for liquid crystal display glass substrates in the Asia-Pacific region, including equity investments in companies operating in China and South Korea that make liquid crystal display glass and telecommunications products, and several significant customers are located in this region. As a result of these and other international operations, we face a number of risks, including:

         .  major health concerns such as SARS;
         . difficulty of effectively managing our diverse global operations; . change in regulatory requirements;
         .  tariffs, duties and other trade barriers;
         .  undeveloped legal systems; and
         .  political and economic instability in foreign markets.

Our equity investments in companies that we do not control generated substantial equity earnings

         Dow Corning (which makes silicone products) and Samsung Corning Precision (which makes liquid crystal display glass) are two companies in which we have a 50% ownership interest. During 2003, we recognized $226 million in equity earnings from these two companies. Dow Corning remains in Chapter 11 bankruptcy proceedings. Samsung Corning Precision is located in the Asia-Pacific region and, as such, is subject to those geographic risks referred to above. We have equity investments in other companies within and outside the U.S., and many of these have been successful operations over the years. With 50% or lower ownership, we do not control such equity companies nor their management and operations. Performance of our equity investments may not continue at the same levels in the future.

We face risks due to foreign currency fluctuations

         Because we have significant customers and operations outside the U.S., fluctuations in foreign currencies affect our sales and profit levels. Foreign exchange rates may make our products less competitive in countries where local currencies decline in value relative to the dollar.

If the financial condition of our customers declines, our credit risks could increase

         In 2002 and 2003, certain of our customers experienced financial difficulties, and some filed with the courts seeking protection under bankruptcy or reorganization laws. We have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable, as well as the loss of such customer's ongoing business. If our customers fail to meet their payment obligations to us, we could experience reduced cash flows and losses in excess of amounts reserved. As of December 31, 2003, reserves for trade receivables totaled approximately $38 million.

We may not have adequate insurance coverage for claims against us

         We face the risk of loss resulting from, and adverse publicity associated with, product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect. Our insurance costs have increased substantially and may increase further. We may not be able to get adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policy limits could require us to pay substantial sums. Some of the carriers in our historic excess insurance program are not rated, or may have lower ratings, and may not be able to respond if we should have claims reaching into excess layers. In addition, we may not be able to insure against certain risks or obtain some types of insurance, such as terrorism insurance.

Other

Additional information in response to Item 1 is found in Note 21 (Operating Segments) to the Consolidated Financial Statements and Selected Financial Data.

Internet Available Information

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

Our corporate governance guidelines and the charters of each of our board committees are available on our website at www.corning.com/inside_corning/corporate_governance/downloads.aspx. We will also provide a copy of any of these documents to shareholders upon request.

Item 2.  Properties
-------------------

We operate approximately 60 manufacturing plants and processing facilities, of which approximately one third are located in the U.S. We own substantially all of our executive and corporate buildings, which are located in Corning, New York. We also own substantially all of our manufacturing and research and development facilities and more than half of our sales and administrative facilities.

During the last five years, we have invested $4.7 billion in property, construction, expansion and modernization for continuing operations. Of the $391 million spent in 2003, $213 million was spent on facilities outside the U.S. Due to the downturn in the telecommunications industry, many of the facilities and expansions were not completed, have been abandoned or were written-off. See Note 5 (Restructuring Actions) to the Consolidated Financial Statements.

Manufacturing, sales and administrative, and research and development facilities at consolidated locations have an aggregate floor space of approximately 22 million square feet. Distribution of this total area follows:
-------------------------------------------------------------------------------
(million square feet)            Total              Domestic          Foreign
-------------------------------------------------------------------------------

Manufacturing                     18                   11               7
Sales and administrative           2                                    2
Research and development           2                    2
-------------------------------------------------------------------------------

                                  22                   13               9
-------------------------------------------------------------------------------

Total assets and capital expenditures by operating segment are included in Note 21 (Operating Segments) to the Consolidated Financial Statements. Information concerning lease commitments is included in Note 16 (Commitments, Contingencies, Guarantees and Hedging Activities) to the Consolidated Financial Statements.

During 2003, we continued the restructuring program that closed several manufacturing facilities and consolidated certain smaller facilities. Throughout 2004 we expect to have excess capacity and will not utilize a portion of space in the facilities listed above. The largest unused portion is our optical fiber manufacturing facility in Concord, North Carolina that has been mothballed until fiber demand rebounds. We believe that the Concord facility can be returned to productive capacity within six to nine months of a decision to do so and construction in progress at the Concord facility can be completed efficiently.

Item 3.  Legal Proceedings
--------------------------

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 12 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $21 million for its estimated liability for environmental cleanup and litigation at December 31, 2003. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Schwinger and Stevens Toxins Lawsuits. In April 2002, Corning was named as a defendant in two actions, Schwinger and Stevens, filed in the U.S. District Court for the Eastern District of New York, which asserted various personal injury and property damage claims against a number of corporate defendants. These claims allegedly arise from the release of toxic substances from a Sylvania nuclear materials processing facility near Hicksville, New York. Amended complaints naming 205 plaintiffs and seeking damages in excess of $3 billion were served in September 2002. The sole basis of liability against Corning was plaintiffs' claim that Corning was the successor to Sylvania-Corning Nuclear Corporation, a Delaware corporation formed in 1957 and dissolved in 1960. Management intends to vigorously contest all claims against Corning for the reason that Corning is not the successor to Sylvania-Corning. Management will also defend on the grounds that almost all of the wrongful death claims and personal injury claims are time-barred. At a status conference in December 2002, the Court decided to "administratively close" the Schwinger and Stevens cases and ordered plaintiffs' counsel to bring new amended complaints with "bellwether" plaintiffs. In these actions, known as Schwinger II and Astuto, the plaintiffs have not named Corning as a defendant. Although it appears that plaintiffs may proceed only against the other corporate defendants, the original Schwinger and Stevens cases remain pending and no order has been entered dismissing Corning. Based upon the information developed to date, and recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

Dow Corning Bankruptcy. Corning and Dow Chemical each own 50% of the common stock of Dow Corning, which has been in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code since May 1995. Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousand breast-implant product lawsuits each of which typically sought damages in excess of one million dollars. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan) which provided for the settlement or other resolution of implant claims. The Joint Plan included releases for third parties (including Corning and Dow Chemical as shareholders) in exchange for contributions to the Joint Plan. By an order dated November 30, 1999, the Bankruptcy Court confirmed the Joint Plan, but with certain limitations concerning the third party releases as reflected in an opinion issued on December 21, 1999. On November 13, 2000, the U.S. District Court for the Eastern District of Michigan reversed the Bankruptcy Court's order, restored the third-party releases, and confirmed the Joint Plan. Certain foreign claimants, the U.S. government, and certain other tort claimants appealed from the District Court's order. On January 29, 2002, the U.S. Court of Appeals for the Sixth Circuit affirmed the determinations made in the District Court with respect to the foreign claimants, but remanded to the District Court for further proceedings with respect to certain lien claims of the U.S. government and with respect to the findings supporting the non-debtor releases in favor of Dow Corning's shareholders, foreign subsidiaries and insurers. The Plan proponents have settled the lien claims of the U.S. government for $9.8 million to be paid from the Settlement Fund under the Plan. On December 11, 2002, the District Court entered further findings and conclusions supporting the non-debtor releases. Certain tort claimants filed appeals to the U.S. Court of Appeals for the Sixth Circuit from the District Court's order. One group of foreign claimants has settled and dismissed their appeal, leaving a grouping of approximately 50 plaintiffs from Nevada as the remaining appellants. The appellate process may take another 6 months. If the Joint Plan with shareholder releases is upheld after all appeals, any remaining personal injury claims against Corning in these matters will be channeled to the resolution procedures under the Joint Plan. If the Joint Plan with shareholder releases is not upheld after all appeals, Corning would expect to defend any remaining claims against it (and any new claims) on the same grounds that led to a series of orders and judgments dismissing all claims against us in the federal courts and in many state courts as described under the heading Implant Tort Lawsuits immediately hereafter. Management believes that the claims against Corning lack merit and that the risk of material impact on Corning's financial statements is remote.

Under the terms of the Joint Plan, Dow Corning will establish a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.3 billion, subject to the limitations, terms and conditions stated in the Joint Plan. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and issuance of senior notes, to its commercial creditors. These creditors claim approximately $810 million in principal plus an additional sum for pendency interest, costs and fees from the petition date (May 15, 1995) through the effective date under the Plan when payment is made. The commercial creditors have contested the Bankruptcy Court's disallowance of their claims for post-petition interest at default rates of interest, and have appealed to the District Court. The District Court heard oral arguments on this appeal on May 2, 2002, and has not ruled. The amount of additional interest, costs and fees at issue in these claims against Dow Corning is approximately $100 million pre tax.

In 1995, Corning fully impaired its investment in Dow Corning upon its entry into bankruptcy proceedings and did not recognize equity earnings from the second quarter of 1995 through the end of 2002. Corning began recognizing equity earnings in the first quarter of 2003 when management concluded that its emergence from bankruptcy protection was probable based upon the Bankruptcy Court's findings on December 11, 2002. With the exception of the remote possibility of a future bankruptcy related charge, Corning considers the difference between the carrying value of its investment in Dow Corning and its 50% share of Dow Corning's equity to be permanent. This difference is $270 million.

Corning received no dividends from Dow Corning in 2003 and does not expect to receive any in 2004.

Implant Tort Lawsuits. Corning and Dow Chemical, the shareholders of Dow Corning, were named in a number of state and federal tort lawsuits alleging injuries arising from Dow Corning's implant products. The claims against the shareholders alleged a variety of direct or indirect theories of liability. In 1992, the federal breast implants cases were coordinated for pretrial purposes in the U.S. District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In April 1995, the District Court granted Corning a summary judgment dismissing it from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. In state court litigation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. In Louisiana, Corning's summary judgment was vacated by an intermediate appeals court in Louisiana as premature. The Louisiana cases were transferred to the U.S. District Court for the Eastern District of Michigan (Michigan Federal Court) to which substantially all breast implant cases were transferred in 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 70 pending cases (including some cases with multiple claimants), in addition to the transferred Louisiana cases. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998, but has not ruled. Management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

Federal Securities Cases. A federal securities class action lawsuit was filed in 1992 against Corning and certain individual defendants by a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. This action is pending in the U.S. District Court for the Southern District of New York. The class consists of those purchasers of Corning stock in the period from June 14, 1989 to January 13, 1992, who allegedly purchased at inflated prices due to the non-disclosure or concealment of material information. No amount of damages is specified in the complaint. In 1997, the Court dismissed the individual defendants from the case. In December 1998, Corning filed a motion for summary judgment requesting that all claims against it be dismissed. Plaintiffs requested the opportunity to take depositions before responding to the motion for summary judgment. In June 2003, Corning renewed its motion for summary judgment upon papers incorporating additional discovery materials. Corning intends to continue to defend this action vigorously. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

From December 2001 through April 2002, Corning and three of its officers and directors were named defendants in lawsuits alleging violations of the U.S. securities laws in connection with Corning's November 2000 offering of 30 million shares of common stock and $2.7 billion zero coupon convertible debentures, due November 2015. In addition, the Company and the same three officers and directors were named in lawsuits alleging misleading disclosures and non-disclosures that allegedly inflated the price of Corning's common stock in the period from September 2000 through July 9, 2001. The plaintiffs in these actions seek to represent classes of purchasers of Corning's stock in all or part of the period indicated. On August 2, 2002, the U.S. District Court of the Western District of New York entered an order consolidating these actions for all purposes, designating lead plaintiffs and lead counsel, and directing service of a consolidated complaint. The consolidated amended complaint requests "substantial" damages in an unspecified amount to be provided at trial. In February 2003, defendants filed a motion to dismiss the complaint for failure to allege the requisite elements of the claims with particularity. Plaintiffs responded with opposing papers on April 7, 2003. The Court heard arguments on May 29 and June 9, 2003, and reserved decision. The Court's scheduling order provides that a motion to certify the action as a class action shall be filed after all motions to dismiss are resolved. Another lawsuit has been filed, also in the Western District of New York, on behalf of participants in the Company's Investment Plan for Salaried Employees, purportedly as a class action on behalf of participants in the Plan who purchased or held Corning stock in a Plan account. The defendants responded with a motion to dismiss the lawsuit, which was granted by the District Court in a judgment entered on December 12, 2002. On December 19, 2002, plaintiffs filed a motion to open the judgment and for leave to file an amended complaint. This motion was argued on April 10, 2003 and denied in a decision and order entered on January 14, 2004. An appeal is possible. Management is prepared to defend these lawsuits vigorously. Recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning's financial statements, net of applicable insurance, is remote.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. ("PPG") each own 50% of the capital stock of PCC. Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and had insufficient remaining insurance and assets to deal with its alleged current and future liabilities. More than 100,000 additional claims have been filed with PCC after its bankruptcy filing. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC's asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC's asbestos products. Corning is also currently named in approximately 11,200 other cases (approximately 40,700 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

In the bankruptcy court, PCC in April 2000 obtained a preliminary injunction against the prosecution of asbestos actions arising from PCC's products against its two shareholders to afford the parties a period of time (the Injunction Period) in which to negotiate a plan of reorganization for PCC ("PCC Plan"). The Injunction Period was extended on several occasions through September 30, 2002, and later for a period from December 23, 2002 through January 23, 2003, and was reinstated as of April 22, 2003, and will now continue, pending developments with respect to the PCC Plan as described below.

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

On March 28, 2003, Corning announced that it had also reached agreement with representatives of current and future asbestos claimants on a settlement arrangement that will be incorporated into the PCC Plan. This settlement is subject to a number of contingencies, including a favorable vote by 75% of the asbestos claimants voting on the PCC Plan, and approval by the bankruptcy court. Corning's settlement will require the contribution, when the Plan becomes effective, of its equity interest in PCC, its one-half equity interest in PCE, and 25 million shares of Corning common stock. Corning also will be making cash payments of $136 million (net present value as of December 31, 2003) in six installments beginning in June 2005 assuming the Plan is effective. In addition, Corning will assign policy rights or proceeds under primary insurance from 1962 through 1984, as well as rights to sell proceeds under certain excess insurance, most of which falls within the period from 1962 through 1973. In return for these contributions, Corning expects to receive a release and an injunction channeling asbestos claims against it into a settlement trust under the PCC Plan.

Corning recorded an initial charge of $298 million ($192 million after-tax) in the period ending March 31, 2003 to reflect the settlement terms. However, the amount of the charge for this settlement requires adjustment each quarter based upon movement in Corning's common stock price prior to contribution of the shares to the trust. Corning recorded total charges of $413 million ($263 million after-tax) to reflect the settlement and to mark-to-market the value of Corning common stock for the year ended December 31, 2003.

Two of Corning's primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

The PCC Plan, a disclosure statement and various supplement Plan documents were filed with the Court in the second quarter of 2003. Additional supplemental plan documents were filed in mid-August 2003. In October 2003, the Court held a hearing to review the disclosure documents. The Court has announced a schedule projecting that the Plan and disclosure documents will be mailed to creditors for voting expected to be completed in March 2004, to be followed by confirmation hearings in May 2004. Although the confirmation of the PCC Plan is subject to a number of contingencies, apart from the quarterly adjustment in the value of 25 million shares of Corning common stock, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

Astrium. In December of 2000, Astrium, SAS and Astrium, Ltd. filed a complaint for negligence in the U.S. District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries (prior to Corning's acquisition of NetOptix) in such a way that the amount of electricity the satellite can produce and their effective life were materially reduced. NetOptix has denied that the coatings produced by NetOptix or its subsidiaries caused the damage alleged in the complaint, or that it is legally liable for any damages that Astrium may have experienced. In April 2002, the Court granted motions for summary judgment by NetOptix and other defendants to dismiss the negligence claims, but permitted plaintiffs to add fraud and negligent misrepresentation claims against all defendants and a breach of warranty claim against NetOptix and its subsidiaries. In October 2002, the Court again granted defendants' motions for summary judgment and dismissed the negligent misrepresentation and breach of warranty claims. The intentional fraud claims were dismissed against all non-settling defendants on February 25, 2003. On March 19, 2003, Astrium appealed all of the Court's Rulings regarding the various summary judgment motions to the Ninth Circuit Court of Appeals. The Circuit Court has stayed the appeal pending a decision in a case being appealed to the California Supreme Court involving similar issues of law. Recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

In November 2002, American Motorists Insurance Company and Lumbermens Mutual Casualty Company (collectively AMICO) filed a declaratory judgment action against Corning, as well as Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation. This action is in the U.S. District Court of the Central District of California. In the complaint, AIMCO seeks a ruling that its duty to defend the insureds in the underlying Astrium action ceased with the dismissal of the negligence claims. AIMCO also seeks reimbursement of more than $12 million spent for defense costs to date. Corning believes that AIMCO remains responsible for the continued representation of all insureds and for any amount spent on the defense of the insureds to date. Answers were filed in January 2003 on behalf of the defendants other than Corning. As a result of Corning's motion to dismiss, AIMCO amended its complaint, and Corning filed an answer. The case has been voluntarily dismissed without prejudice against refiling by the plaintiffs at a future date.

Optel Arbitration. On June 28, 2002, Madeco S.A. and Madeco Brasil Ltda. filed a notice of arbitration and statement of claim against Corning International Corporation ("CIC") with the American Arbitration Association in New York, New York, alleging breaches of its contractual duties and partnership obligations. Madeco asserted that it had the right, under a "Put Option," to sell shares of another company, Optel Ltda., to CIC for approximately $18 million plus interest. On November 9, 2003, the arbitration panel issued a final decision denying each of Madeco's claims and ruling in CIC's favor.

Astarte/Tellium. In July of 2002, Corning filed a demand for binding arbitration between Corning and Astarte Fiber Networks Inc.; Tellium, Inc.; AFN, LLC; and their related parties. The arbitration concerns a contract relating to certain patents and patent applications previously owned by Astarte and now held by AFN and Tellium, Astarte's successor. Corning's demand includes a claim for approximately $38 million from those parties due to material misrepresentations and fraud, as well as claims for unjust enrichment and to have the contract canceled for breach. AFN has counterclaimed in the arbitration, asking the arbitrators to decide that Corning remains obligated under the contract for future contingent payments to AFN of up to $50 million. The arbitration panel has denied motions by Tellium and Astarte seeking to be dismissed from the arbitration. In January 2004, upon application by Tellium, the U.S. District Court for the Southern District of New York granted a preliminary injunction preventing the arbitration from proceeding against Tellium. The arbitration hearings were scheduled to proceed February 2004, but the scheduling is now uncertain. A range of outcomes is reasonably possible. This range is within the limits of Corning's claim for approximately $38 million and AFN's counterclaim of up to $50 million.

Furukawa Electric Company. On February 3, 2003, The Furukawa Electric Company filed suit in the Tokyo District Court in Japan against Corning Cable Systems International Corporation ("CCS") alleging infringement of Furukawa's Japanese Patent No. 2,023,966 which relates to separable fiber ribbon units used in optical cable. Furukawa's complaint requests slightly over (Y)6 billion in damages (approximately $56 million) and an injunction against further sales in Japan of these fiber ribbon units. CCS has denied the allegation of infringement, asserted that the patent is invalid, and is defending vigorously against this lawsuit. Management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

Chinese Anti-Dumping Investigation. On July 1, 2003, the Chinese Ministry of Commerce announced an anti-dumping investigation against manufacturers of optical fiber based in the U.S, Korea and Japan, alleging that standard single-mode optical fiber was sold in China at lower prices than in the respective home country. This matter does not present a claim for damages, but the Ministry may impose an additional prospective duty on important fiber products. The Ministry's preliminary determination is anticipated by April 2004 and a final determination is possible by July 1, 2004. Corning is defending vigorously. Corning management is not able to estimate the impact of this proceeding upon its export business to China pending a final determination nor to express assurances regarding the likelihood that an additional duty may be imposed.

PicVue Electronics Ltd., PicVue OptoElectronics International, Inc. and Eglasstrek Gmbh. In June 2002, Corning brought an action seeking to restrain the use of its trade secrets and for copyright infringement relating to certain aspects of the fusion draw machine used for liquid crystal display glass melting. This action is pending in the U.S. District Court for the Western District of New York against these three named defendants. The District Court in July 2003 denied the PicVue motion to dismiss and granted a preliminary injunction in favor of Corning, subject to posting a bond in an amount to be determined. PicVue, a Taiwanese company, responded in July 2003 with a counterclaim alleging violations of the antitrust laws and claiming damages of more than $120 million as well as requesting trebled damages. PicVue has appealed the District Court's ruling and the District Court has deferred ruling on the bond amount until the completion of such appeal. Recognizing that the outcome of litigation is uncertain, management believes that the PicVue counterclaim is without merit and that the likelihood of a materially adverse impact to Corning's financial statements is remote.

Tyco Electronics Corporation and Tyco Technology Resources, Inc. On August 13, 2003, CCS Holdings Inc. ("CCS"), a Corning subsidiary, filed an action in the U.S. District Court for the Middle District of North Carolina against Tyco Electronics Corporation and Tyco Technology Resources, Inc. ("Tyco"), asking the court to declare a Tyco patent invalid and not infringed by CCS. The patent generally relates to a type of connector for optical fiber cables. Tyco has responded with a motion to dismiss the action for lack of jurisdiction. That motion has been fully briefed by the parties, and Tyco has requested a hearing. Management has not estimated the range of monetary damages that may be claimed if CCS does not prevail on its claim that the Tyco patent is invalid or not infringed. Recognizing that the outcome of litigation is uncertain, management believes that the risk of a material impact on Corning's financial statements is remote.

Grand Jury Investigation of Conventional Cathode Ray Television Glass Business. In August 2003, CAV was served with a federal grand jury document subpoena related to pricing, bidding and customer practices involving conventional cathode ray television glass picture tube components. Six employees or former employees have each received a related subpoena. CAV is a general partnership, 51% owned by Corning and 49% owned by Asahi Glass America, Inc. CAV's only manufacturing facility in State College, Pennsylvania closed in the first half of 2003 due to declining sales. CAV is cooperating with the government investigation. Management is not able to estimate the likelihood that any charges will be filed as a result of the investigation.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
-------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

(a)  Market Information

Corning Incorporated common stock is listed on the New York Stock Exchange and the SWX Swiss Exchange. In addition, it is traded on the Boston, Midwest, Pacific and Philadelphia stock exchanges. Common stock options are traded on the Chicago Board Options Exchange. The abbreviated ticker symbol for Corning Incorporated is "GLW."

The following table sets forth the high and low sales price of Corning's common stock as reported on the Composite Tape.
-------------------------------------------------------------------------------
                       First        Second        Third       Fourth
                      Quarter       Quarter      Quarter      Quarter
-------------------------------------------------------------------------------
2003
-------------------------------------------------------------------------------
Price range
   High              $   6.25     $   8.02     $  10.00      $ 12.01
   Low               $   3.75     $   5.42     $   7.26      $  9.35
-------------------------------------------------------------------------------
2002
-------------------------------------------------------------------------------
Price range
   High              $  10.70     $   7.78     $   4.12      $  4.99
   Low               $   6.25     $   3.15     $   1.46      $  1.10
-------------------------------------------------------------------------------

(b)  Holders

As of December 31, 2003, the approximate number of record holders of common stock was 24,000 and approximately 700,000 beneficial shareholders.

(c)  Dividends

On July 9, 2001, we announced the discontinuation of the payments of dividends on our common stock. Dividends paid to common shareholders in 2001 totaled $112 million.

(d)  Securities Authorized for Issuance under Equity Compensation Plans

The section entitled "Equity Compensation Plan Information" in our definitive Proxy Statement for our 2004 annual meeting of shareholders to be held on April 29, 2004, is incorporated by reference in this Annual Report on Form 10-K.

Item 6.  Selected Financial Data (Unaudited)
--------------------------------------------


(In millions, except per share amounts and number of employees)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Years ended December 31,
                                                        ---------------------------------------------------------------------------
                                                           2003           2002            2001           2000           1999
-----------------------------------------------------------------------------------------------------------------------------------
Results of Operations

Net sales                                               $   3,090       $   3,164      $   6,047       $  6,920       $   4,586
Research, development and engineering expenses          $     344       $     483      $     622       $    531       $     372
Equity in earnings of associated companies, net of
  impairments                                           $     209       $     116      $     148       $    149       $     112
(Loss) income from continuing operations                $    (223)      $  (1,780)     $  (5,532)      $    363       $     482
Income from discontinued operations,
  net of income taxes                                                         478             34             59              34
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                       $    (223)      $  (1,302)     $  (5,498)      $    422       $     516
-----------------------------------------------------------------------------------------------------------------------------------

Basic (loss) earnings per common share from: (1)
    Continuing operations                               $   (0.18)      $   (1.85)     $   (5.93)      $   0.42       $    0.63
    Discontinued operations                                                  0.46           0.04           0.07            0.04
-----------------------------------------------------------------------------------------------------------------------------------
    Basic (loss) earnings per common share              $   (0.18)      $   (1.39)     $   (5.89)      $   0.49       $    0.67
-----------------------------------------------------------------------------------------------------------------------------------
Diluted (loss) earnings per common share from: (1)
    Continuing operations                               $   (0.18)      $   (1.85)     $   (5.93)      $   0.41       $    0.61
    Discontinued operations                                                  0.46           0.04           0.07            0.05
-----------------------------------------------------------------------------------------------------------------------------------
    Diluted (loss) earnings per common share            $   (0.18)      $   (1.39)     $   (5.89)      $   0.48       $    0.66
-----------------------------------------------------------------------------------------------------------------------------------
Common dividends declared                                                              $    0.12       $   0.24       $    0.24
Shares used in computing per share amounts: (1)
    Basic earnings per common share                         1,274           1,030            933            858             765
    Diluted earnings per common share                       1,274           1,030            933            879             795
-----------------------------------------------------------------------------------------------------------------------------------

Financial Position

Working capital                                         $   1,141       $   2,145      $   2,113       $  2,685       $     430
Total assets                                            $  10,752       $  11,406      $  12,793       $ 17,526       $   6,526
Long-term debt                                          $   2,668       $   3,963      $   4,463       $  3,966       $   1,490
Shareholders' equity                                    $   5,464       $   4,691      $   5,414       $ 10,633       $   2,463
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental Data for SFAS No. 142

Adjusted net (loss) income excluding
  amortization of goodwill                              $    (223)      $  (1,302)     $  (5,153)      $    625       $     534
Basic (loss) earnings per common share from: (1)
    Continuing operations                               $   (0.18)      $   (1.85)     $   (5.56)      $   0.66       $    0.65
    Discontinued operations                                                  0.46           0.04           0.07            0.05
-----------------------------------------------------------------------------------------------------------------------------------
    Basic (loss) earnings per common share              $   (0.18)      $   (1.39)     $   (5.52)      $   0.73       $    0.70
-----------------------------------------------------------------------------------------------------------------------------------
Diluted (loss) earnings per common share from: (1)
    Continuing operations                               $   (0.18)      $   (1.85)     $   (5.56)      $   0.64       $    0.64
    Discontinued operations                                                  0.46           0.04           0.07            0.04
-----------------------------------------------------------------------------------------------------------------------------------
    Diluted (loss) earnings per common share            $   (0.18)      $   (1.39)     $   (5.52)      $   0.71       $    0.68
-----------------------------------------------------------------------------------------------------------------------------------

Selected Data

Capital expenditures                                    $     366       $     357      $   1,741       $  1,485       $     748
Depreciation and amortization                           $     517       $     661      $   1,060       $    747       $     391
Number of employees (2)                                    20,600          23,200         30,300         40,400          20,400
-----------------------------------------------------------------------------------------------------------------------------------

Reference should be made to the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Overview

Corning had three significant priorities in 2003: to protect our financial health, to restore profitability, and to invest in our future. We have made significant progress towards all three in 2003.

Financial Health

We have improved our balance sheet in 2003 by substantially decreasing our debt from $4.2 billion at the beginning of the year to $2.8 billion. We reduced debt by using cash on hand and by completing equity offerings of 45 million shares of our common stock for proceeds of $363 million in the third quarter and 50 million shares of our common stock for proceeds of $267 million in the second quarter. These actions improved our debt to capital ratio from 47% at the end of 2002 to 34% at the end of 2003.

We have $1.3 billion in cash and cash equivalents and short-term investments, access to a $2 billion revolving credit facility and access to the capital markets. Our major source of funding for 2004 and beyond will be our existing balance of cash and short-term investments. From time to time, we may also issue debt or equity securities to raise additional cash to fund a portion of our capital expenditures related to our growth businesses. We believe we have sufficient liquidity for the next several years to fund operations, restructuring liabilities, the asbestos settlement, research and development expenditures, capital expenditures and scheduled debt repayments.

Profitability

On an overall basis, we believe that our 2003 results reflect positive developments including significant growth in our display technologies business, stabilization in our Telecommunications segment, and exiting our photonics and conventional video components product lines. We incurred a net loss of $223 million, or $0.18 per share in 2003 compared to a net loss of $1.3 billion, or $1.39 per share, in 2002, and a net loss of $5.5 billion, or $5.89 per share, in 2001. The improvements were driven primarily by a reduction in restructuring, impairment and other charges and credits to $111 million ($26 million after-tax and minority interest) in 2003 compared to $2.1 billion ($1.5 billion after-tax) in 2002 and $5.7 billion ($5.3 billion after-tax) in 2001.

Our $223 million net loss in 2003 included the following:

.. a charge of $413 million ($263 million after-tax) related to the pending asbestos settlement of current and future tort claims in connection with a proposed reorganization plan for our PCC equity affiliate,
.. a net gain on repurchases of debt of $19 million ($12 million after-tax), and .. an after-tax charge in equity earnings of $66 million related to an asset impairment charge recorded by Samsung Corning, a 50% owned equity venture which manufactures glass funnels and panels for conventional television.

Sales in the Telecommunications segment have stabilized, remaining relatively flat from the third quarter of 2002 to the fourth quarter 2003. We have been able to reduce the loss in the Telecommunications segment in 2003 by closing plants and reducing costs. Demand for many of our products, particularly in photonics, remained soft. In July 2003, we completed the sale of certain photonics assets to Avanex, and in December 2003, our final shipment of pump lasers for sale to Avanex was completed.

Sales and earnings in our Technologies segment improved primarily due to the results of our display technologies business. Sales of this business grew from $93 million in the first quarter of 2002 to $199 million in the fourth quarter of 2003. Offsetting the improvement in the display technologies business, the market for conventional televisions declined. As a result, we agreed with our partner to shutdown CAV, a 51% consolidated venture that manufactured conventional video components products. In addition, demand for high purity fused silica and calcium fluoride products was lower than we had anticipated. Therefore, we decided to consolidate the operations of our semiconductor materials products in the fourth quarter of 2003 to make our infrastructure more flexible for the cyclical nature of this market.

Investing in our future

We remain committed to investing in innovation, and we are investing in a wide variety of technologies including liquid crystal displays, diesel filters and substrates, and the optical fiber, cable, and hardware and equipment that will enable fiber-to-the-premises. Although our spending in research, development and engineering has declined, as a percentage of sales it remains above historic levels.

We have also continued to invest in capital spending in the Technologies segment. Capital spending in 2003 and 2002 approximated $370 million and $360 million, respectively, the majority of which was to expand capacity for liquid crystal display glass and for new capacity for diesel substrates and filters. As a result of market expansion, in 2004 we expect our consolidated capital spending to approximate $600 million to $650 million, of which $425 million to $475 million will be to expand capacity for liquid crystal display glass production.

RESULTS OF CONTINUING OPERATIONS


Selected highlights from our continuing operations follow (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          2003                  2002                  2001
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                              $   3,090             $  3,164              $  6,047

Gross margin                                                           $     849             $    602              $  1,820
  (gross margin %)                                                            27%                  19%                   30%

Selling, general and administrative expenses                           $     599             $    716              $  1,090
  (as a % of revenues)                                                        19%                  23%                   18%

Research, development and engineering expenses                         $     344             $    483              $    622
  (as a % of revenues)                                                        11%                  15%                   10%

Restructuring, impairment and other charges and credits                $     111             $  2,080              $  5,717
  (as a % of revenues)                                                         4%                  66%                   95%

Asbestos settlement                                                    $     413
  (as a % of revenues)                                                        13%

Operating loss                                                         $    (655)            $ (2,720)             $ (6,048)
  (as a % of revenues)                                                       (21)%                (86)%                (100)%

Gain on repurchases and retirement of debt, net                        $      19             $    176
  (as a % of revenues)                                                         1%                   6%

Benefit for income taxes                                               $    (254)            $   (726)             $   (468)
  (as a % of revenues)                                                        (8)%                (23)%                  (8)%

Equity in earnings of associated companies, net of impairments         $     209             $    116              $    148
  (as a % of revenues)                                                         7%                   4%                    2%

Loss from continuing operations                                        $    (223)            $ (1,780)             $ (5,532)
  (as a % of revenues)                                                        (7)%                (56)%                 (91)%
-----------------------------------------------------------------------------------------------------------------------------------

Net sales

Consolidated net sales for 2003 were $3.1 billion, a decrease of 2%, or $74 million, compared to 2002. Approximately $158 million of the sales decline occurred in the photonic technologies and the conventional television glass products that we exited during 2003. Based on the exchange rates at the beginning of 2003, our sales were favorably impacted by the weakening U.S. dollar against the Yen and the Euro by approximately $85 million. Consolidated net sales for 2002 were $3.2 billion, a decrease of 48%, or $2.9 billion, from 2001 sales of $6.0 billion. The sales decline was most pronounced in the Telecommunications segment where significantly lower demand and price declines for our optical fiber and cable and photonic technologies products caused sales to decrease in this segment by 63%, or $2.8 billion year to year. Sales in the Technologies segment for 2002 decreased 4%, or $55 million, compared to 2001.

Gross margin

As a percentage of net sales, gross margin improved eight points in 2003 compared to 2002. The improvement was driven by lower depreciation and other fixed costs resulting from the 2002 restructuring actions, primarily in the Telecommunications segment. Gross margin improved in both segments; however, the gains achieved in the Technologies segment were partially offset by a $13 million write-down of inventory related to the exit of CAV. As a percentage of net sales, gross margin decreased from 30% to 19% in 2002 compared to 2001. Gross margin was impacted by lower sales volumes in the Telecommunications segment which were insufficient to cover fixed manufacturing costs. Downward pricing pressure also negatively impacted gross margins, primarily in the optical fiber and cable products. These negative trends were offset by significant fixed cost reductions as manufacturing capacity was shutdown. Gross margin in the Technologies segment decreased approximately two points from 2001.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses decreased 16%, or $117 million, in 2003 compared to 2002 and as a percentage of sales improved four points in the same period. The improvement reflects cost savings primarily from the 2002 and 2003 restructuring actions. SG&A expenses decreased 34% to $716 million in 2002 while SG&A increased five points as a percentage of net sales to 23% over 2001. The decrease in SG&A for 2002 reflects cost savings from the restructuring actions which began in 2001, while the increase as a percentage of net sales was caused by the more significant decline in revenues.

Research, development and engineering expenses

Research, development and engineering ("RD&E") expenses decreased 29%, or $139 million in 2003 compared to 2002 and as a percentage of sales improved four points in the same period. The improvement reflects the cost savings which resulted from the 2002 restructuring actions. RD&E expenses declined 22%, or $139 million in 2002 compared to 2001. As a percentage of net sales, RD&E increased five points from 2001. The decrease in expense for 2002 reflects the impact of the restructuring actions, while the increase as a percentage of net sales was caused by the more significant decline in revenues.

Restructuring, impairment and other charges and credits

Corning recorded significant net charges in 2003, 2002 and 2001. These charges are summarized in the following table (in millions):
-------------------------------------------------------------------------------
                                                For the years ended December 31,
                                                -------------------------------
                                                    2003     2002        2001
-------------------------------------------------------------------------------

Impairment of goodwill                                      $   400    $ 4,648
Restructuring actions                              $   49     1,271        953
Impairment of long-lived assets other than
    goodwill:
      Photonic technologies                                     269        116
      Conventional video components                    62       140
                                                   ----------------------------
Total restructuring, impairment and other charges  $  111   $ 2,080    $ 5,717
-------------------------------------------------------------------------------

     Impairment of Goodwill

     2003 Annual Assessment

     Due to market conditions in the telecommunications and semiconductor industries, we performed goodwill impairment tests for our Telecommunications and specialty materials reporting units in the fourth quarter of 2003. The results of our impairment tests indicated that the fair value of each reporting unit exceeded its book value. Although an impairment charge was not required in 2003, it is possible that future impairment charges may be required if our expected future cash flow estimates are not realized. Management must exercise judgment in assessing the recoverability of goodwill. See Critical Accounting Estimates for related discussion.

     We believe the telecommunication industry is currently depressed but will ultimately recover. We do not expect growth in this segment in the short-term, but believe that growth will return to this segment by 2005. Our view that the industry will recover is based on the fact that bandwidth demand continues to grow, and the belief that a combination of public policy changes, consolidation and recovery of industry players, and the advancement of profitable broadband business models will drive recovery in the future.

     We believe the specialty materials reporting unit decrease in sales in 2003 was primarily due to the cyclical nature of the semiconductor market. We expect increased volume growth beginning in 2004.

     2002 Charge

     In the fourth quarter of 2002, we conducted our annual impairment tests and concluded that an impairment charge of $400 million ($294 million after-tax) was necessary to reduce the carrying value of goodwill in the Telecommunications reporting unit to its estimated fair value of $1.6 billion. The decrease in fair value at the end of 2002 from that measured in the initial benchmark assessment on January 1, 2002 primarily reflected the following:

     . a delay in the timing of the expected recovery from late 2002, or early 2003 to 2005,
     . a reduction in the short-term cash flow expectations of the fiber and cable business and a lower base from which the expected recovery will occur, and
     . a reduction in the short and long-term cash flow expectations of the photonic technologies product line.

     We retained valuation specialists to assist in the valuation of our tangible and identifiable intangible assets for the purpose of determining the implied fair value of goodwill at December 31, 2002.

     2001 Charge

     During the first half of 2001, we experienced a significant decrease in the rate of growth of our Telecommunications segment, primarily in the photonics technologies product line due to a dramatic decline in infrastructure spending in the telecommunications industry, and determined that there were events of impairment within photonics. We determined that our goodwill related to photonics was not recoverable under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which was the governing accounting principles generally accepted in the U.S. ("GAAP") guidance at that time. As a result, we recorded a charge of $4.6 billion to impair a significant portion of goodwill, of which $3.0 billion related to the Pirelli transaction and $1.6 billion related to goodwill resulting from the acquisition of NetOptix Corporation.

     Restructuring Actions

     2003 Restructuring Actions

     Corning recorded net charges of $49 million ($14 million credit after tax and minority interest) in 2003. Major actions approved and initiated in 2003 included the following:

     . the shutdown of CAV, which was a manufacturer of glass panel and funnels for use in conventional tube televisions within the Technologies segment,
     . the sale and exit of our photonics products within the Telecommunications segment, and
     . the shutdown of two of our specialty materials manufacturing facilities, which are within the Technologies segment.

     Restructuring Charges
     ---------------------
     The 2003 restructuring charges of $41 million included $90 million of employee separation costs (including special termination and curtailment losses related to pension and postretirement health care plans) and $37 million in other exit costs (principally lease termination and contract cancellation payments), offset by an $86 million credit related to previous restructuring actions. These credits were primarily the result of revised cost estimates of existing restructuring plans and a decision to not exit two small cabling sites. The charge entailed the elimination of approximately 1,975 hourly and salaried positions including involuntary separation, early retirement and social programs. In addition, we recorded a $20 million foreign deferred tax benefit adjustment related to restructuring charges recorded in 2002. This credit is reflected in the consolidated statement of operations under, "Benefit for income taxes."

     Impairment of Plant and Equipment to be Shutdown or Disposed
     ------------------------------------------------------------
     Corning recorded a net credit of $21 million in 2003. This included $40 million of charges to impair plant and equipment related to facilities to be shutdown or disposed, which comprised $11 million for the North Brookfield semiconductor materials plant closure, $14 million related to a cabling plant, $10 million related to the final exit of photonics, and $5 million of other various costs. The impairment charges were determined based on the amount by which the carrying value exceeded the fair market value of the asset. The charge was more than offset by $61 million in credits related to previous restructuring actions. These credits were primarily the result of our decision not to exit two of the previous cabling sites marked for shutdown in 2002 as well as proceeds on asset disposals exceeding assumed salvage values.

     Impairment of Cost Investments
     ------------------------------
     In the first quarter, we recorded a $5 million charge for other than temporary declines in certain cost investments in the Telecommunications segment. In the third quarter, we sold these investments for $4 million in cash, which was $1 million more than previously expected. We reported this gain as a credit to restructuring actions.

     Loss on Sale of Photonics
     -------------------------
     We recorded a loss of $13 million in the third quarter when we completed the sale of certain photonic technologies assets to Avanex. In exchange for our photonics assets and $22 million in cash, we received 21 million restricted shares of Avanex common stock, which we valued at approximately $53 million. These shares are restricted from sale for approximately one year at which point the restrictions are lifted at intervals beginning July 2004 and ending October 2005. As the shares become unrestricted, we will mark-to-market the shares through other comprehensive income as available-for-sale securities. The Avanex restricted shares are reflected as a cost investment and recorded under "Investments" in our consolidated balance sheet. Approximately 400 employees of the photonic technologies products became employees of Avanex in the third quarter. The loss on sale included a $21 million reduction of our goodwill. See Notes 5 (Restructuring Actions) and 10 (Investments) of the Consolidated Financial Statements for further detail.

     In addition to these restructuring action costs, we also incurred the following charges in our consolidated statement of operations related to the exit of photonics:

     . an increase to the deferred tax valuation allowance by $21 million as we do not expect to realize certain deferred tax assets in Italy, which is reflected in the consolidated statement of operations under, "Benefit for income taxes," and
     . a $7 million impairment charge for equity investments that were abandoned as part of the exit from photonics, which is reflected in the consolidated statement of operations under, "Equity in earnings of associated companies, net of impairments."

     Accelerated Depreciation
     ------------------------
     We recorded $12 million of accelerated depreciation as a result of our decision to shutdown our semiconductor materials manufacturing facility in Charleston, South Carolina by March 31, 2004. We will record an additional $36 million in the first quarter of 2004 while the plant continues operating.

     The following table summarizes the charges, credits and balances of the restructuring reserves as of and for the year ended
     December 31, 2003 (in millions):
     ------------------------------------------------------------------------------------------------------------------------------
                                                                Year ended December 31, 2003
                                                              ---------------------------------                          Remaining
                                                                          Reversals      Net     Non-cash       Cash    reserve at
                                                 January 1,              to existing  charges/     uses       payments   Dec. 31,
                                                    2003       Charges      plans    (reversals)  in 2003      in 2003     2003
     ------------------------------------------------------------------------------------------------------------------------------
     Restructuring:
     Employee related costs                       $  273       $    90    $   (63)    $    27      $ (27)     $  (195)   $    78
     Exit costs                                      132            37        (23)         14                     (38)       108
                                                  ------------------------------------------------------------------------------
         Total restructuring charges              $  405       $   127    $   (86)    $    41      $ (27)     $  (233)   $   186
                                                  ------------------------------------------------------------------------------

     Impairment:
     Assets to be disposed of by sale
       or abandonment                                          $    40    $   (61)    $   (21)
     Cost investments                                                5         (1)          4
                                                               --------------------------------
         Total impairment charges                              $    45    $   (62)    $   (17)
                                                               --------------------------------

     Other:
     Loss on Avanex transaction                                $    13                $    13
     Accelerated depreciation                                       12                     12
                                                               --------------------------------
         Total other charges                                   $    25                $    25
                                                               --------------------------------

     Total restructuring, impairment and
       other charges and credits                               $   197    $  (148)    $    49
     Tax (benefit) expense and minority
       interest                                                    (83)        20         (63)
                                                               --------------------------------
     Restructuring, impairment and other
       charges and credits, net                                $   114    $  (128)    $   (14)
     ------------------------------------------------------------------------------------------------------------------------------

     Cash payments for employee-related costs will be substantially completed by the end of 2004, while payments for exit activities will be substantially completed by the end of 2005. We expect approximately one-half of the 2003 restructuring charges to be paid in cash.

     The following table summarizes the net charge (reversals) for 2003 restructuring actions by operating segment (in millions):
     ------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Corporate
                                                                                                   Functions
                                                               Telecom-                            Including
                                                              munications      Technologies        Research         Total
     ------------------------------------------------------------------------------------------------------------------------------
     Net charges (reversals) for restructuring actions        $    (36)          $   72            $    13         $   49
     ------------------------------------------------------------------------------------------------------------------------------


     The following table summarizes the headcount reduction related to the 2003 plans:
     ------------------------------------------------------------------------------------------------------------------------------
                                                              U.S. Hourly     U.S. Salaried          Non-U.S.       Total
     ------------------------------------------------------------------------------------------------------------------------------
     Headcount reduction                                           975             750                 250          1,975
     ------------------------------------------------------------------------------------------------------------------------------

     As of December 31, 2003, approximately 1,600 of the 1,975 employees had been separated under the 2003 plans. We expect the remaining to be separated by December 31, 2004, with the majority to be separated by the end of the first quarter of 2004.

     2002 Restructuring Actions

     The continued decline in demand in the Telecommunications segment during 2002 required additional restructuring beyond that taken in 2001 to bring manufacturing capacity in line with revenue projections. We recorded total charges of $1.3 billion ($929 million after-tax and minority interest) over the second, third and fourth quarters. Actions approved and initiated in 2002 included the following:

     . permanent closing of our optical fiber manufacturing facilities in Noble Park, Victoria, Australia, and Neustadt bei Coburg, Germany.
        We also mothballed our optical fiber manufacturing facility in Concord, North Carolina and transferred certain capabilities to our Wilmington, North Carolina facility,
     . reductions in capacity and employment in our cabling and hardware and equipment locations worldwide to reduce costs,
     . permanent closure of our photonic technologies thin film filter manufacturing facility in Marlborough, Massachusetts,
     . permanent abandonment of certain construction projects that had been stopped in 2001 in the fiber and cable business within the Telecommunications segment,
     . closure of minor manufacturing facilities, primarily in the Telecommunications segment,
     . closure and consolidation of research facilities, . elimination of positions worldwide through voluntary and involuntary programs, and
     . divestiture of a portion of the controls and connectors product line in the Telecommunications segment.

     In addition, we impaired cost based investments in a number of private telecommunications companies based upon a decision in the fourth quarter of 2002 to divest the portfolio.


     The following table summarizes the charges, credits and balances of the restructuring reserves as of December 31, 2002
     (in millions):
     ------------------------------------------------------------------------------------------------------------------------------
                                                                Year ended December 31, 2002
                                                              ---------------------------------                          Remaining
                                                                          Reversals      Net     Non-cash       Cash    reserve at
                                                 January 1,              to existing  charges/     uses       payments   Dec. 31,
                                                    2002       Charges      plans    (reversals)  in 2002      in 2002     2002
     ------------------------------------------------------------------------------------------------------------------------------
     Restructuring:
     Employee related costs                       $  198      $    376    $    (5)    $    371     $ (40)     $  (256)   $   273
     Exit costs                                       78            85         (9)          76                    (22)       132
                                                  ------------------------------------------------------------------------------
         Total restructuring charges              $  276      $    461    $   (14)    $    447     $ (40)     $  (278)   $   405
                                                  ------------------------------------------------------------------------------

     Impairment:
     Assets to be disposed of by sale
       or abandonment                                         $    712    $   (11)    $    701
     Cost investments                                              107                     107
                                                              ---------------------------------
         Total impairment charges                             $    819    $   (11)    $    808
                                                              ---------------------------------

     Other:
     Loss on divestiture                                      $     16                $     16

     Total restructuring, impairment and
       other charges and credits                              $  1,296    $   (25)    $  1,271
     Tax (benefit) expense and minority
       interest                                                   (352)        10         (342)
                                                              ----------------------------------
     Restructuring, impairment and other
       charges and credits, net                               $    944    $   (15)    $    929
     ------------------------------------------------------------------------------------------------------------------------------


     The following table summarizes the net charges (reversals) for 2002 restructuring actions by operating segment (in millions):
     ------------------------------------------------------------------------------------------------------------------------------
                                                                                 Corporate
                                                                                 Functions
                                                Telecom-                         Including
                                               munications     Technologies      Research            Total
     ------------------------------------------------------------------------------------------------------------------------------
     Net charges for restructuring actions     $ 1,053           $    10         $   208          $  1,271
     ------------------------------------------------------------------------------------------------------------------------------


     The following table summarizes the headcount reduction related to the 2002 plans:
     ------------------------------------------------------------------------------------------------------------------------------
                                              U.S. Hourly      U.S. Salaried      Non-U.S.           Total
     ------------------------------------------------------------------------------------------------------------------------------
     Headcount reduction                         1,650             2,950           2,500             7,100
     ------------------------------------------------------------------------------------------------------------------------------

     As of December 31, 2003, all of the 7,100 employees from the 2002 plan had been separated.

     2001 Restructuring Actions

     In July and October of 2001, we announced a series of restructuring actions in response to significant deteriorating business conditions which began initially in our Telecommunications segment, but eventually spread to our other businesses as the year progressed. The following actions were approved and undertaken in 2001:

     . closure of seven major manufacturing facilities and the consolidation of several smaller facilities in the Telecommunications and Technologies segments,
     . discontinuation of our initiative in Corning Microarray Technology products, part of our life sciences products, and
     . elimination of approximately 12,000 positions affecting all operating segments, but especially impacting the photonic technologies, hardware and equipment and the optical fiber and cable products. This action included a selective voluntary early retirement program for certain employees along with involuntary separations.

     These actions resulted in a pre-tax charge totaling $953 million ($585 million after-tax) for the year ended December 31, 2001. Approximately one third of the total charge was expected to be paid in cash.

     The following table summarizes the charges, credits and balances of the restructuring reserves as of December 31, 2001
     (in millions):
     ------------------------------------------------------------------------------------------------------------------------------
                                                                               Non-cash            Cash             Remaining
                                                                Total            uses            payments          reserve at
                                                               charges          in 2001           in 2001         Dec. 31, 2001
     ------------------------------------------------------------------------------------------------------------------------------
     Restructuring charges:
     Employee related costs                                   $     324         $   (66)         $    (60)         $    198
     Exit costs                                                      95                               (17)               78
                                                              -------------------------------------------------------------
         Total restructuring charges                          $     419         $   (66)         $    (77)         $    276
                                                              -------------------------------------------------------------

     Impairment:
     Assets held for use                                      $      46
     Assets to be disposed of by sale or abandonment                496
                                                              ---------
         Total impairment charges                             $     542
                                                              ---------

     Total restructuring and impairment charges               $     961
     Discontinued operations                                         (8)
                                                              ---------
     Restructuring and impairment charges
       from continuing operations                                   953
     Tax benefit and minority interest                              368
                                                              ---------

     Restructuring and impairment charges, net                $     585
     ------------------------------------------------------------------------------------------------------------------------------


     The following table summarizes the charge for 2001 restructuring actions by operating segment (in millions):
     ------------------------------------------------------------------------------------------------------------------------------
                                                                                           Corporate
                                                                                           Functions
                                                        Telecom-                           Including
                                                       munications     Technologies        Research         Total
     ------------------------------------------------------------------------------------------------------------------------------
     Charges for restructuring actions                 $     640         $     122        $     191       $     953
     ------------------------------------------------------------------------------------------------------------------------------


     The following table summarizes the headcount reduction related to the 2001 plans:
     ------------------------------------------------------------------------------------------------------------------------------
                                                      U.S. Hourly      U.S. Salaried        Non-U.S.        Total
     ------------------------------------------------------------------------------------------------------------------------------
     Headcount reduction                                  6,000              3,100            2,900         12,000
     ------------------------------------------------------------------------------------------------------------------------------

     As of December 31, 2002, all of the 12,000 employees had been separated under the plans.

     Impairment Of Long-Lived Assets Other Than Goodwill

     Given our restructuring actions and the market conditions facing our businesses, at various times throughout 2001 to 2003, we performed evaluations of the recoverability of our long-lived assets. In each case that an impairment evaluation was required, we developed operating cash flow projections for each strategic alternative and made assessments as to the probability of each outcome. If our projections indicated that our long lived assets were not recoverable through future cash flows, we were then required to estimate the fair value of the long-lived assets, which were limited to property, plant and equipment, using the expected cash flow approach as a measure of fair value.

     2003 Impairment Charge

     In April 2003, we announced that we had agreed with our partner to shutdown CAV and wrote down its assets to their estimated salvage values. This resulted in an impairment charge of $62 million ($19 million after-tax and minority interest).

     Subsequent to our decision to exit, CAV signed a definitive agreement to sell tangible assets to Henan Anyang CPT Glass Bulb Group, Electronic Glass Co., Ltd. (Henan Anyang), located in China, for amounts exceeding estimated salvage values. Upon the receipt of $10 million in cash, we recognized a $5 million credit in restructuring. We expect the sale to be completed in the first half of 2004 at which time we anticipate recognizing an additional gain of approximately $40 million ($13 million after-tax and minority interest).

     2002 Impairment Charges

     Photonic technologies
     ---------------------
     In 2002, the telecommunications market underwent a dramatic decline in demand for its products as major buyers of network equipment in this industry reduced their capital spending. This negative trend was expected to continue into the foreseeable future. As a result of our impairment evaluation, the photonics assets were written down to estimated salvage value, as this amount was our best estimate of fair value. This resulted in a $269 million ($195 million after-tax) write down of the long-lived assets including $90 million related to patents.

     Conventional video components
     -----------------------------
     In 2002, the market was impacted by a decline in demand for conventional television glass and a dramatic increase in the importation of television glass, tubes and sets from Asia. These trends were expected to continue into the foreseeable future. As a result of our impairment evaluation, CAV's assets were written down to their estimated fair values. This resulted in a $140 million ($44 million after-tax and minority interest) write-down of the assets.

     2001 Impairment Charges

     Photonic technologies
     ---------------------
     In 2001, the telecommunications market's dramatic decline began. We performed an asset impairment evaluation of our photonics product line and incurred a charge of $116 million to write down intangible assets to their estimated fair values.

Asbestos settlement

On March 28, 2003, we announced that we had reached agreement with the representatives of asbestos claimants for the settlement of all current and future non-premises asbestos claims against us and PCC, which might arise from PCC products or operations.

The agreement is expected to be incorporated into a settlement fund as part of a reorganization plan for PCC. The plan will be submitted to the federal bankruptcy court in Pittsburgh for approval, and is subject to a number of contingencies, including a favorable vote by 75% of the asbestos claimants voting on the PCC reorganization plan. We will make our contributions to the settlement trust under the agreement after the plan is approved, becomes effective and is no longer subject to appeal. We expect the approval process to be complete in 2004.

When the plan becomes effective, our settlement will require the contribution of our equity interest in PCC, our one-half equity interest in PCE, and 25 million shares of our common stock. The common stock will be marked-to-market each quarter until it is contributed to the settlement trust, thus resulting in adjustments to income and the settlement liability as appropriate. We will also make cash payments with a current value of $136 million over six years beginning in June 2005 which we will accelerate, as needed, to maximize the related tax benefits. In addition, we will assign insurance policy proceeds from our primary insurance and a portion of our excess insurance as part of the settlement. We recorded an initial charge of $298 million in the first quarter of 2003 to reflect the terms of the settlement and additional charges of $115 million to reflect the mark to market of our common stock through December 31, 2003. Total charges of $413 million ($263 million after-tax) were incurred for the twelve months ended December 31, 2003. This charge was previously reported as a nonoperating charge in our 2003 Quarterly Reports on Form 10-Q. Effective with this Annual Report on Form 10-K, we have reclassified this charge to operating expenses in the consolidated statements of operations. The carrying value of our investment in PCE and the fair value of 25 million shares of our common stock, totaling $282 million, have been reflected in current liabilities. The remaining $136 million, representing the net present value of the cash payments, discounted at 5.5%, is recorded in noncurrent liabilities. See Legal Proceedings for a history of this matter.

Operating loss

We incurred an operating loss of $655 million in 2003 which was significantly lower than the 2002 loss of $2.7 billion and the 2001 operating loss of $6.0 billion. Our loss in 2003 included the asbestos settlement charges. Losses in all three years included restructuring, impairment and other charges and credits as described above. Our results for 2001 were also impacted by an operating charge of $333 million to write-down excess and obsolete inventory, a $90 million charge related to the release of restrictions on shares of Corning common stock and a $28 million charge to write-down an investment in intellectual property.

Gain on repurchases and retirement of debt, net

During the years ended December 31, 2003 and 2002, we repurchased and retired a significant portion of our zero coupon convertible debentures due November 8, 2015. In 2003, we repurchased and retired 1,531,000 debentures with an accreted value of $1.2 billion for cash of approximately $1.1 billion through open market purchases and a public tender offer and recorded a net gain of $55 million. We also issued 6.5 million shares of common stock from treasury in exchange for 55,000 debentures with an accreted value of $43 million, and recognized a charge of $35 million reflecting the fair value of the incremental shares issued beyond those required by the terms of the debentures. The increase in equity due to the issuance of shares from treasury stock was $77 million.

The following table summarizes the activity related to our zero coupon convertible debentures (dollars in millions):
-------------------------------------------------------------------------------
                                                     For the years ended
                                                         December 31,
                                                ----------------------------
                                                   2003                2002
-------------------------------------------------------------------------------

Bonds repurchased or exchanged for equity        1,586,000           638,987
Book value                                      $    1,239          $    493
Fair value                                      $    1,154          $    308
Pre-tax gain (1)                                $       20          $    176
After-tax gain (1)                              $       13          $    108
-------------------------------------------------------------------------------

(1) Net of the write-off of unamortized issuance and deal costs.

In addition to our zero coupon debentures, we repurchased and retired 60,000 euro notes due 2005 with a book value of 60 million euros for cash of 63 million euros (including accrued interest) or $70 million. We recorded a loss of $1 million on the transaction.

Benefit for income taxes

Our provision (benefit) for income taxes and the related effective benefit rates for continuing operations were as follows (in millions):
-------------------------------------------------------------------------------
                                            For the years ended December 31,
                                         --------------------------------------
                                            2003           2002          2001
-------------------------------------------------------------------------------
Provision (benefit) for income taxes     $  (254)       $  (726)      $  (468)
Effective benefit rate                     (33.4)%        (26.7)%        (7.6)%
-------------------------------------------------------------------------------

Our effective tax rate was impacted by our restructuring, impairment and other charges and credits and our gains on repurchases and retirements of debt. Excluding these items, our rate was (33)% in 2003, (30)% in 2002 and (13)% in 2001.

SFAS No.109, "Accounting for Income Taxes ("SFAS No. 109")," requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's current, past and future predicted performance, the market environment of the industries in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits.

At December 31, 2003, we have recorded gross deferred tax assets of approximately $2.1 billion with a valuation allowance of $469 million, and offset by deferred tax liabilities of $201 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of specific foreign and state tax benefits, net operating losses and tax credits. The net deferred tax assets of approximately $1.5 billion consist of a combination of domestic (U.S. federal, state and local) and foreign tax benefits for: (a) items which have been recognized for financial reporting purposes, but which will be reported on tax returns to be filed in the future, and (b) loss and tax credit carryforwards. As explained further below, we have performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets in accordance with SFAS No. 109. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax-planning strategies. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that such assets, net of the existing valuation allowance, will be realized.

Net domestic deferred tax assets are approximately $1.3 billion at December 31, 2003. Approximately $460 million of these net deferred tax assets relate to loss and tax credit carryforwards that expire through 2023. The remaining net deferred tax assets comprise the following deductible temporary differences:

1. other postretirement benefits of $244 million, which will reverse over the next 40 to 50 years;
2. restructuring and other liabilities of $155 million, which will reverse over the next 10 years;
3. research and development expenditures of $252 million, which will reverse over the next 10 years; and
4. other miscellaneous items of $178 million, which will reverse, on average, over the next 10 years.

Approximately 10% of our net domestic deferred tax assets will be realized through net operating loss carryback claims to be filed over the next three to five years, which will generate cash refunds during such period. We expect the remaining net domestic deferred tax assets to be realized from future earnings. However, in the event future earnings are insufficient, approximately 40% of our net domestic deferred tax assets could be realized through a tax-planning strategy involving the sale of a non-strategic appreciated asset. Realization of the remaining 50% of our net domestic deferred tax assets is solely dependent on our ability to generate sufficient future taxable income during carryforward periods of approximately 20 years.

The minimum amount of domestic future income that would have to be generated to realize this portion of our deferred tax assets is $1.7 billion over at least 20 years. Currently, we are generating domestic losses. However, our forecast of domestic income indicates it is more likely than not that the future results of operations in the U.S. will generate sufficient taxable income to realize this portion of our deferred tax assets. Specifically, we expect to incur significantly lower domestic losses in 2004 and to return to profitability in the U.S. in 2005. Key assumptions embedded in these near-term forecasts follow:

1. Our 2004 U.S. losses will decrease as a result of the 2003 exit of the photonics technologies business and CAV.
2. We expect to see improved earnings trends in our Telecommunications segment which is primarily in the U.S. This includes a lower loss in 2004 and a return to profitability in 2005. This trend is partially being driven by the realization of lower operating costs as a result of prior years' restructuring actions. In addition, we are forecasting revenue to be flat or down slightly in 2004 but significantly higher in 2005 due to an expected recovery in the telecommunications industry in 2005.
3. Our specialty materials semiconductor business will generate higher earnings in 2004 as a result of a recovery in the semiconductor equipment industry and lower operating costs as a result of the fourth quarter 2003 restructuring actions, which will be completed by the end of the first quarter of 2004.
4. Our display business will continue its rapid growth. Although this business is largely based in Asia, domestic earnings of this business have increased in 2003 and are expected to continue to increase over the next several years, in part due to an increase in U.S. royalty income.
5. We will continue to sustain modest growth in our remaining domestic businesses and, except for the restructuring actions announced prior to December 31, 2003, we do not expect to incur any significant additional restructuring or impairment charges.

Our forecast of domestic income is based on assumptions about and current trends in our operating segments, and there can be no assurance that such results will be achieved. We review such forecasts in comparison with actual results and expected trends quarterly for purpose of our recoverability assessment. As a result of this review, if we determine that we will not return to profitability in the U.S. in 2005 or if sufficient future taxable income may not be generated to fully realize the net deferred tax assets, we will increase the valuation allowance by a charge to income tax expense in an amount equal to the portion of the deferred tax assets that are realizable solely through projected future taxable income. If we record such a valuation allowance, we will also cease to recognize additional tax benefits on any losses in the U.S.

Equity in earnings of associated companies, net of impairments

Equity earnings nearly doubled to $209 million in 2003. The increase was due to the following:

..   The resumption of the recognition of equity earnings from Dow Corning in
    2003 added $82 million to equity earnings in 2003. In 1995, we fully impaired our investment in Dow Corning upon its entry into bankruptcy proceedings and did not recognize equity earnings from the second quarter of 1995 through the end of 2002. We began recognizing equity earnings in the first quarter of 2003 when we concluded that Dow Corning's emergence from bankruptcy protection was probable based on the Bankruptcy Court's findings on December 11, 2002. See Legal Proceedings for a history of this matter.

..   Our 50% owned Samsung Corning Precision, a South Korean manufacturer of liquid crystal display glass, increased its net income by 82% compared to 2002, resulting in equity earnings $64 million higher than 2002. Earnings in 2003 were $144 million.

..   These positive results were negatively impacted by Samsung Corning, which recorded a significant asset impairment charge in the fourth quarter of 2003. Our portion of that charge was $66 million (after-tax), which resulted in a net equity loss of $39 million.

Equity earnings in 2002 were $116 million, a decline of 22% from 2001, primarily due to the impairment of an equity investment in the second quarter of 2002 for $14 million and a $20 million reduction in equity earnings in the fourth quarter, caused by restructuring and impairment charges recorded by Samsung Corning Micro Optics, a 50% owned manufacturer of photonics components. Excluding these items, equity earnings approximated those in 2001.

Loss from continuing operations

As a result of the above, the loss from continuing operations and per share data were as follows
(in millions, except per share amounts):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              For the years ended December 31,
                                                                       --------------------------------------------
                                                                         2003               2002             2001
-----------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                        $   (223)        $ (1,780)         $ (5,532)
Basic and diluted loss per common share from continuing operations     $  (0.18)        $  (1.85)         $  (5.93)
Shares used in computing basic and diluted per share amounts              1,274            1,030               933
-----------------------------------------------------------------------------------------------------------------------------------

RESULTS OF DISCONTINUED OPERATIONS

On December 13, 2002, we completed the sale of our precision lens business to 3M for cash proceeds up to $850 million, of which $50 million was deposited in an escrow account. During 2002, we received approximately $800 million in cash and recorded a gain on the sale of $415 million, net of tax, in income from discontinued operations in the consolidated statements of operations. 3M has notified Corning that 3M believes it has certain claims arising out of the representations and warranties made by Corning in connection with the sale of the precision lens business to 3M. The parties are attempting to resolve such claims. In 2003, $1 million of the escrow balance was used to pay state income taxes. At December 31, 2003, approximately $49 million remains in the escrow account, and no other gain on the sale of the precision lens business will be recognized until such claims are resolved.

The precision lens business operating results and cash flows have been removed from our results of continuing operations for all periods presented, and have been excluded from the operating segments data. There were no results from discontinued operations in 2003.

Summarized selected financial information for the discontinued operations related to the precision lens business follows (in millions):
-------------------------------------------------------------------------------
                                              For the years ended December 31,
                                              --------------------------------
                                                   2002              2001
-------------------------------------------------------------------------------

Net sales                                      $     268        $     225
                                               ============================


Income before taxes                            $     100        $      50
Gain on sale before taxes                            652
Provision for income taxes                          (274)             (16)
                                               ----------------------------

Net income                                     $     478        $      34
-------------------------------------------------------------------------------

OPERATING SEGMENTS

Our reportable operating segments consist of Telecommunications and Technologies. We include the earnings of equity affiliates that are closely associated with our operating segments in the respective segment's net income. Segment amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments.

We prepared the financial results for our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These expenses include interest, taxes and corporate functions. Segment net income may not be consistent with measures used by other companies. The accounting policies of our operating segments are the same as those applied in the consolidated financial statements.


-----------------------------------------------------------------------------------------------------------------------------------
Operating Segments                                                       Telecom-                     Non-segment/    Consolidated
(In millions)                                                           munications   Technologies     Other items        Total
-----------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2003
Net sales                                                                $   1,426      $   1,641      $      23       $   3,090
Research, development and engineering expenses (1)                       $     120      $     227      $      (3)      $     344
Restructuring, impairment and other charges and (credits) (2)            $     (36)     $     134      $      13       $     111
Interest expense (3)                                                     $      75      $      79                      $     154
Benefit for income taxes                                                 $     (78)     $      (6)     $    (170)      $    (254)
Loss before minority interests and equity (losses) earnings (4) (5)      $    (158)     $     (98)     $    (249)      $    (505)
Minority interests (6)                                                                         73                             73
Equity in (losses) earnings of associated companies, net of impairments        (11)           137             83             209
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                        $    (169)     $     112      $    (166)      $    (223)
-----------------------------------------------------------------------------------------------------------------------------------

Segment loss before minority interests and equity
   (losses) earnings as a percentage of segment sales                        (11.1)%         (6.0)%                        (16.3)%
Segment net (loss) income as a percentage of segment sales                   (11.8)%          6.8%                          (7.2)%
-----------------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 2002
Net sales                                                                $   1,631      $   1,513      $      20       $   3,164
Research, development and engineering expenses (1)                       $     308      $     177      $      (2)      $     483
Restructuring, impairment and other charges and credits (2)              $   1,722      $     150      $     208       $   2,080
Interest expense (3)                                                     $      99      $      71      $       9       $     179
(Benefit) provision for income taxes                                     $    (722)     $     (28)     $      24       $    (726)
Loss before minority interests and equity (losses) earnings (4) (5)      $  (1,838)     $    (145)     $     (11)      $  (1,994)
Minority interests (6)                                                           1             96              1              98
Equity in (losses) earnings of associated companies, net of impairments        (60)           168              8             116
Income from discontinued operations                                                                          478             478
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                        $  (1,897)     $     119      $     476       $  (1,302)
-----------------------------------------------------------------------------------------------------------------------------------

Segment loss before minority interests and equity
   (losses) earnings as a percentage of segment sales                       (112.7)%         (9.6)%                        (63.0)%
Segment net (loss) income as a percentage of segment sales                  (116.3)%          7.9%                         (41.2)%
-----------------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 2001
Net sales                                                                $   4,458      $   1,568      $      21       $   6,047
Research, development and engineering expenses (1)                       $     474      $     151      $      (3)      $     622
Restructuring, impairment and other charges and credits (2)              $   5,404      $     122      $     191       $   5,717
Interest expense (3)                                                     $     104      $      48      $       1       $     153
Benefit for income taxes                                                 $    (336)     $     (38)     $     (94)      $    (468)
Loss before minority interests and equity earnings (4) (5)               $  (5,215)     $     (53)     $    (425)      $  (5,693)
Minority interests                                                                             13                             13
Equity in earnings of associated companies                                      12            132              4             148
Income from discontinued operations                                                                           34              34
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                        $  (5,203)     $      92      $    (387)      $  (5,498)
-----------------------------------------------------------------------------------------------------------------------------------

Segment loss before minority interests and equity
   earnings as a percentage of segment sales                                (117.0)%         (3.4)%                        (94.1)%
Segment net (loss) income as a percentage of segment sales                  (116.7)%          5.9%                         (90.9)%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Non-direct research, development and engineering expenses are allocated based upon direct project spending for each segment.
(2)  Related tax benefit:
       Year ended December 31, 2003: $17, $28, $4 and $49.
       Year ended December 31, 2002: $452, $30, $66 and $548.
       Year ended December 31, 2001: $282, $48, $69 and $399.
(3) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(4) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal, are allocated to segments primarily as a percentage of sales.
(5) Includes an allocation of depreciation of corporate property not specifically indentifiable to a segment. Related depreciable assets are not allocated to segment assets.
(6) Includes $30 million and $68 million in 2003 and 2002, respectively, related to impairment of long-lived assets of CAV which is in the Technologies segment.


Non-segment net (loss) income is detailed below (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                Years ended December 31,
                                                                                      -------------------------------------------
                                                                                        2003              2002           2001
-----------------------------------------------------------------------------------------------------------------------------------
Non-segment (loss) income and other (1)                                               $     (44)        $      4       $     (33)
Amortization of goodwill (2)                                                                                                (363)
Non-segment restructuring, impairment and other charges and credits                         (13)            (208)           (191)
Asbestos settlement                                                                        (413)
Interest income (3)                                                                          32               41              68
Gain on repurchases of debt, net                                                             19              176
Benefit (provision) for income taxes (4)                                                    170              (24)             94
Minority interests                                                                                             1
Equity in earnings of associated companies, net of impairments (5)                           83                8               4
Income from discontinued operations                                                                          478              34
-----------------------------------------------------------------------------------------------------------------------------------
Non-segment net (loss) income                                                         $    (166)        $    476       $    (387)
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Includes non-segment operations and other corporate activities.
(2) Amortization of goodwill relates primarily to the Telecommunications segment.
(3)  Corporate interest income is not allocated to reportable segments.
(4) Includes tax associated with non-segment restructuring, impairment and other charges and amortization of goodwill.
(5) Includes amounts derived from corporate investments and activities, primarily Dow Corning in 2003.

Telecommunications

The Telecommunications segment produces optical fiber and cable, and optical hardware and equipment for the worldwide telecommunications industry. In July 2003, we exited the photonic technologies product line.

The following table provides net sales and other data for the Telecommunications segment (in millions):
-------------------------------------------------------------------------------
                                  2003             2002              2001
-------------------------------------------------------------------------------

Net sales:
   Optical fiber and cable      $    760         $     859         $  2,889
   Hardware and equipment            535               552              817
   Photonic technologies              54               111              547
   Controls and connectors            77               109              205
                                --------         ---------         --------
     Total net sales            $  1,426         $   1,631         $  4,458
                                ========         =========         ========

Net loss                        $   (169)        $  (1,897)        $ (5,203)
-------------------------------------------------------------------------------

2003 vs. 2002

Sales in the segment declined 13%, or $205 million, compared to 2002. All products in the segment incurred a decline in sales. A portion of the decline was in photonic technologies which we exited in July 2003. The remaining decline in sales was due to price decreases for optical fiber and cable which were partially offset by volume increases. The segment incurred a loss of $169 million in 2003, compared to a net loss of $1.9 billion in the prior year.

Restructuring and impairment charges included a $13 million loss on the sale of photonics technologies assets to Avanex and $88 million for restructuring charges offset by credits of $137 million, resulting in net credits of $36 million. All of the Telecommunications products reported a loss in 2003; however, the losses were significantly lower than those incurred in the prior year. The decrease in the loss over the prior year was primarily due to much lower restructuring and impairment charges and cost savings resulting from these actions.

The following discussion of products in the Telecommunications segment excludes the restructuring and impairment charges and credits to provide clarity on the underlying business trends.

Optical fiber and cable
-----------------------
Sales declined 12%, or $99 million compared to 2002. The decrease was primarily due to pricing pressure, particularly in fiber, but was partially offset by strong demand in Japan and China, primarily in the first quarter. Sales volume increased almost 20% in 2003 compared to 2002 due primarily to having the full year results of the Chinese fiber and cable entities acquired from Lucent in the fourth quarter of 2002. Volumes for our other fiber and cable facilities were up slightly in 2003 compared to 2002. The loss for 2003 was significantly less than 2002 due to significant cost reduction.

Hardware and equipment
----------------------
Sales were relatively flat compared to 2002, decreasing 3%, or $17 million. The sales decrease was primarily due to the overall lack of capital spending by our customers impacting the entire telecommunications industry. The loss for 2003 significantly decreased from the prior year due to cost reductions achieved from the 2002 restructuring actions and other cost reduction initiatives.

Photonic technologies
---------------------
On July 31, 2003, we completed the sale of a significant portion of the photonic technologies assets to Avanex. See Restructuring, Impairment and Other Charges and Credits and Note 5 (Restructuring Actions) to the Consolidated Financial Statements. Sales declined 51%, or $57 million, compared to 2002 due to lower sales volume in the early part of the year as well as our exit of photonics technologies in 2003. The loss in 2003 was more than 85% less than the prior year loss due to cost savings resulting from restructuring actions taken in 2002 as well as the exit of this business in 2003.

Controls and connectors
-----------------------
Sales decreased 29%, or $32 million in 2003, compared to the prior year. The sales decline for the year was primarily due to the sale of the appliance controls group in May 2002 and the lack of capital spending in the telecommunications industry. The controls and connectors product line incurred a small loss in 2003; however, the loss decreased significantly, compared to the prior year, primarily due to cost savings from restructuring actions taken in 2002.

2002 vs. 2001

This segment incurred significant restructuring and impairment charges in 2002 and 2001. The 2002 and 2001 charges are described in detail in Restructuring, Impairment and Other Charges and Credits. The restructuring activities were undertaken to reduce the operating cost structure due to continued market declines. More than half of the 2002 charge related to the impairment of fixed assets, primarily in the fiber and cable business. A significant portion of the asset impairments in this business represented the closure of two fiber plants and permanent abandonment of certain construction projects. The balance of the charge represented impairments of cost based investments, primarily in the photonic technologies business, and severance and benefits for retirees and separated personnel in all businesses. In addition, the segment incurred a $400 million charge for the impairment of goodwill and a $269 million charge for long-lived asset impairments in photonic technologies. The impairment charge incurred in the second quarter of 2001 relates to goodwill and certain acquired intangible assets from acquisitions in the photonic technologies business. These charges are described in Notes 4 (Impairment of Goodwill) and 6 (Impairment of Other Long-Lived Assets) to the Consolidated Financial Statements.

Sales in the segment declined 63%, or $2,827 million, compared to 2001 as each product in the segment experienced a significant decline in volume with the largest declines in optical fiber and cable and photonic technologies. The segment incurred losses of $1.9 billion in 2002, compared to a net loss of $5.2 billion in 2001. The 2002 loss was primarily due to the significant decrease in sales volume and restructuring and impairment charges. Each product line reported a loss in 2002. The trend between years reflected lower restructuring and impairment charges. Excluding these restructuring and impairment charges, the segment net loss was $592 million compared to a loss of $81 million in 2001. The increase in the loss in 2002 reflected reduced sales volumes and lower prices in each product line offset by cost reductions resulting from restructuring actions.

The following discussion of products in the Telecommunications segment excludes the restructuring and impairment charges and credits to provide clarity on the underlying business trends.

Optical fiber and cable
-----------------------
Sales declined 70%, or $2,030 million compared to 2001. The decrease was primarily due to a sales volume decline of more than 50% for the year as well as double digit price declines. Excluding restructuring and impairment charges, the optical fiber and cable product line incurred a significant loss in 2002, compared to profits in the prior year, primarily due to significantly lower sales volume, declining prices and unfavorable product mix.

As discussed in Restructuring Actions, the optical fiber and cable product line undertook significant restructuring actions in the fourth quarter of 2002. These actions included permanent closure of two international fiber manufacturing plants and the mothballing of the Concord, North Carolina facility. We believe that the Concord facility can be returned to productive capacity within six to nine months of a decision to do so and construction in progress at the Concord facility can be completed efficiently. We believe the Concord and Wilmington plants will provide sufficient capacity for the foreseeable future.

Hardware and equipment
----------------------
Sales decreased 32%, or $265 million, compared to 2001. The sales decreases were primarily due to the overall lack of spending impacting the entire telecommunications industry. Excluding restructuring charges, the product line incurred a loss driven by lower volumes and pricing pressure in 2002, compared to a near breakeven performance in 2001.

Photonic technologies
---------------------
Sales declined 80%, or $436 million, compared to 2001, primarily due to lower sales volume as network buildouts in the telecommunications industry declined resulting in much lower demand for photonic products. The business incurred a significant loss for 2002 primarily due to dramatically lower sales volumes. However, the 2002 losses decreased more than 50%, compared to the losses incurred in 2001, which included inventory writedowns of $333 million. The results in 2002 reflected cost reductions resulting from restructuring actions taken in 2001 and 2002.

During the second quarter of 2002, we favorably resolved an open issue from the second quarter of 2001 with a major customer, resulting in the recognition of revenue of $14 million and pre-tax income of $3 million. This revenue was recognized in part on shipment of inventory previously reserved. In addition, we settled an open matter with a significant vendor in 2002 resulting in the reversal of a vendor reserve of $20 million that was recorded as part of the charge in the second quarter of 2001.

Controls and connectors
-----------------------
Sales decreased 47%, or $96 million, compared to 2001, due to the sale of the appliance controls group in May 2002 and reduced capital spending in the telecommunications industry. Due to lower sales volumes, a loss was incurred for the year compared to earnings in 2001.

Outlook:
The global telecommunications market downturn that began in 2001 continued into 2003; however, we believe that conditions have begun to stabilize. We ultimately expect a recovery in 2005, and we believe 2004 will be comparable to 2003. We expect 2004 sales to be flat to down slightly compared to 2003. Although we expect to see volumes in our hardware and equipment and fiber and cable businesses to increase, we will continue to experience pricing pressure, but at a lower level than in 2003. We expect a loss in 2004; however, we believe it will be significantly less than 2003, primarily due to the exit of the photonic technologies product line and lower operating expenses reflecting cost savings from restructuring actions taken in 2003 and 2002.

Technologies

The Technologies segment manufactures specialized products with unique properties for customer applications utilizing glass, glass ceramic and polymer technologies. Its primary products include liquid crystal display glass for flat panel displays, ceramic substrates for automobile and diesel applications, scientific laboratory products, high-purity fused silica and other advanced materials used for the manufacture of integrated circuits and glass panels and funnels for televisions and cathode ray tubes. In April 2003, we announced that we had reached agreement with our partner to shutdown CAV. CAV manufactured conventional video components in North America and ceased operations on June 30, 2003. We remain in this market through our equity investment in Samsung Corning.

The following table provides net sales and other data for the Technologies segment (in millions):
-------------------------------------------------------------------------------
                                       2003          2002          2001
-------------------------------------------------------------------------------

Net sales:
   Display technologies              $    595      $     405     $    323
   Environmental technologies             476            394          379
   Life sciences                          281            280          267
   Conventional video components           65            166          252
   Other technologies products            224            268          347
                                     --------      ---------     --------
     Total net sales                 $  1,641      $   1,513     $  1,568
                                     ========      =========     ========

Net income                           $    112      $     119     $     92
-------------------------------------------------------------------------------

2003 vs. 2002

Sales in the Technologies segment increased 8%, or $128 million, compared to 2002. Increased sales in display technologies and environmental technologies were partially offset by much lower sales in conventional video components that we exited and lower sales in other technologies products. Segment earnings for 2003 were down 6% compared to the prior year. Improved operating performance from display technologies and environmental technologies were partially offset by the shutdown of CAV and decreased earnings in the semiconductor materials product line. Segment net income for 2003 included net restructuring, impairment and accelerated depreciation charges of $134 million primarily for the exit of CAV and the consolidation of our semiconductor manufacturing sites, and a $66 million charge to equity earnings of Samsung Corning resulting from an asset impairment charge compared to net restructuring, impairment and other charges of $150 million in 2002. See Restructuring, Impairment and Other Charges and Credits and Note 5 (Restructuring Actions) to the Consolidated Financial Statements.

The following discussion of products in the Technologies segment excludes the restructuring and impairment charges and credits to provide clarity on the underlying business trends.

Display technologies
--------------------
Sales increased 47%, or $190 million, compared to 2002. The increase was primarily due to volume gains of approximately 43%, as penetration of liquid crystal display panels in the desktop market increased, and favorable exchange rates. Earnings doubled in 2003 compared to the prior year due to the increase in volume and significant gains in equity earnings from Samsung Corning Precision over the prior year.

In July 2003, we announced an $180 million expansion of our liquid crystal display glass manufacturing facility in Taiwan. The three-phased project is expected to be completed by the end of 2004 with production to begin in the second quarter of 2004. In February 2004, we announced a $600 million expansion of our liquid crystal display glass manufacturing facility in Japan and Taiwan. This expansion will occur over 2004 and 2005.

Environmental technologies
--------------------------
Sales increased 21%, or $82 million, compared to 2002. The increased sales were primarily due to increased U.S. auto production driven by financing incentives, favorable mix of premium products, favorable exchange rates and higher sales for diesel products. Earnings decreased more than 38% compared to the prior year due to a decrease in equity earnings from Cormetech, a U.S. designer and manufacturer of industrial catalysts, and higher development spending for the diesel product line.

Life sciences
-------------
Sales were flat in 2003, compared to 2002, primarily due to weak sales in Europe and a general softness in the market. Earnings were flat compared to the prior year, primarily due to improved manufacturing efficiencies and a gain on the disposition of a minor product line that was more than offset by higher development spending.

Conventional video components
-----------------------------
Sales decreased 61%, or $101 million, compared to 2002. The sales declines are due to loss of volume, price declines and our decision to exit CAV. As discussed earlier, we ceased operations in the second quarter of 2003. See Restructuring, Impairment and Other Charges and Credits and Note 5 (Restructuring Actions) to the Consolidated Financial Statements. The loss increased compared to the prior year, primarily due to decreased sales volume, continued competitive pricing pressures and equity losses from Samsung Corning. Although Samsung Corning generates cash, we expect that our equity earnings from this venture will be lower than historical levels going forward. Further, it is possible that future equity results may include operating losses or significant restructuring or fixed asset impairment charges recorded by Samsung Corning. Our investment in Samsung Corning was $320 million at December 31, 2003.

Other technologies products
---------------------------
Sales in our other technologies businesses, including semiconductor materials and ophthalmic products, decreased 16%, or $44 million, compared to 2002. The decrease was primarily due to lower sales volume of high-purity fused silica products, as capital spending in the semiconductor equipment industry remained at relatively low levels, and the exit of the lighting product line in September 2002. The losses from other technologies products more than tripled, compared to the prior year. The losses were primarily due to significantly lower sales volume and increased spending in development and engineering for calcium fluoride products. Due to the cyclicality of the semiconductor equipment market, we are consolidating the semiconductor materials manufacturing facilities to attain greater flexibility than we have in our current cost structure. As a result, we recorded impairment and restructuring charges and accelerated depreciation as discussed in Restructuring Actions and Note 5 (Restructuring Actions) to the Consolidated Financial Statements.

2002 vs. 2001

Sales in the Technologies segment during 2002 decreased 4%, or $55 million, compared to 2001, as increased sales in display technologies, environmental technologies and life sciences were offset by much lower sales in the mature conventional video components product line, decreased demand for semiconductor materials and the impact of Corning's exit of its lighting products line in 2002. Segment earnings increased 29%, or $27 million, compared to 2001, as improved operating performance in display technologies and life sciences and stronger equity earnings were partially offset by restructuring and impairment charges and decreased earnings in the semiconductor materials and conventional video components products. The 2002 restructuring costs recorded in this segment consisted entirely of severance and benefits for retired and separated employees in several businesses. The impairment charges related to assets held for use. See Impairment of Long-Lived Assets Other than Goodwill.

The following discussion of products in the Technologies segment excludes the restructuring and impairment charges and credits to provide clarity on the underlying business trends.

Display technologies
--------------------
Sales increased 25%, or $82 million, compared to 2001. The increase was primarily due to higher sales volume as penetration in the desktop market increased. The prior year's sales were negatively impacted by an inventory correction in the industry in the first quarter of 2001. Volume gains of over 46% for 2002 were partially offset by price declines of 10% on a constant currency basis. Earnings increased over 30% in 2002, compared to 2001, primarily due to volume gains and a more than 30% improvement in equity earnings from Samsung Corning Precision.

Environmental technologies
--------------------------
Sales increased 4%, or $15 million, compared to 2001, primarily due to increased U.S. auto production driven by financing incentives and strong growth in Europe and Japan. Earnings improved 8%, compared to 2001, as a significant increase in equity earnings from Cormetech, a U.S. designer and manufacturer of industrial catalysts, was partially offset by price declines and increased manufacturing and development costs related to new products.

Life sciences
-------------
Sales increased 5%, or $13 million, compared to 2001, primarily due to strong growth in most product lines. Earnings more than doubled over 2001, primarily due to cost savings from the discontinuation of our investment in microarray technology products in the third quarter of 2001, as well as improved manufacturing efficiencies and higher sales.

Conventional video components
-----------------------------
Sales decreased 34%, or $86 million, compared to 2001. Pricing pressure was strong in this market due to increased competition. A significant portion of CAV's business was concentrated with few customers, two of which merged. The loss increased almost 50% for the year, compared to 2001, primarily due to decreased sales volume and continued competitive pricing pressures. Samsung Corning also experienced pricing pressure resulting in an approximate 10% decline in equity earnings for 2002, compared to the prior year.

Other technologies products
---------------------------
Sales decreased 23%, or $79 million, compared to 2001. The decrease was led by the exit of the lighting product line and lower sales volume of high purity fused silica products as capital spending in the semiconductor equipment industry remained at relatively low levels. Other technologies products incurred a loss for the year compared to break-even results in 2001. The losses were primarily due to significantly lower sales volume and increased spending in development and engineering for calcium fluoride products.

Outlook:
We expect sales in the Technologies segment to increase in 2004, primarily due to continued growth in our display technologies product line and increased sales of diesel products. All products in this segment expect improved revenue in 2004. We also expect profitability in the segment to improve significantly in 2004 due to the strong volume growth in display technologies and increased equity earnings from Samsung Corning Precision.

NON-SEGMENT RESULTS

Our non-segment results include the operations of Steuben, a crystal glass manufacturer, and equity earnings from nonstrategic investments that are not aligned with our two operating segments. In addition, the results of operating segments do not include amortization of goodwill, gain on repurchases and retirement of debt, charges related to the asbestos litigation and restructuring and impairment charges related to the corporate research and development or staff organizations.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

In 2003, we completed two equity offerings of our common stock as follows:

.. 45 million shares in July for net proceeds of $363 million, and .. 50 million shares in May for net proceeds of $267 million.

We used the net proceeds of the May offering and $356 million of existing cash to reduce debt through a public tender offer conducted in June. We used the net proceeds of the July offering to reduce debt through open market repurchases. See Note 17 (Shareholders' Equity) to the Consolidated Financial Statements.

We repurchased and retired approximately 1.6 million zero coupon convertible debentures in 2003 for approximately $1.1 billion in cash and 6.5 million shares of treasury common stock. See Note 14 (Long-Term Debt and Loans Payable) to the Consolidated Financial Statements for further detail.

As a result of our debt repurchase program, we reduced the balance of zero coupon convertible debentures as follows:
--------------------------------------------------------------------------------
                         December 31, 2003  December 31, 2002  December 31, 2001
--------------------------------------------------------------------------------

Zero coupon convertibles     $   385           $  1,606           $  2,059
--------------------------------------------------------------------------------

The remaining zero coupon convertible debentures will likely be put back to us on November 8, 2005, at $819.54 per debenture and on November 8, 2010, at $905.29 per debenture. We have the option of settling this obligation in cash, common stock, or a combination of both. From time to time, we may retire additional debt securities for cash or equity.

Due to our debt ratings, we continue to be precluded from accessing the short-term commercial paper market. The terms that we could receive on any new long-term debt issues would likely be consistent with those generally available to high-yield issuers.

As an additional source of funds, we currently have full unrestricted access to a $2 billion revolving credit facility with 17 banks, expiring on August 17, 2005. As of December 31, 2003, there were no borrowings under the credit facility. The facility includes one financial covenant limiting the ratio of total debt to total capital, as defined, to not greater than 60%. At December 31, 2003 and December 31, 2002, this ratio was 34% and 47%, respectively.

In March 2001, we filed a universal shelf registration statement with the SEC that became effective in the first quarter of 2001. The shelf permits the issuance of up to $5 billion of various debt and equity securities. As of March 1, 2004, our remaining capacity under the shelf registration statement was approximately $2.9 billion.

Subsequent Event

Through March 1, 2004, we repurchased and retired 25 thousand zero coupon convertible debentures for approximately $19 million in cash resulting in a net decrease of $20 million to the zero coupon convertible debenture book value. In addition, we issued 22 million shares of Corning common stock and $24 million in cash in exchange for 3.5% convertible debentures with a book value of $213 million at an effective conversion price of $9.675 per share. As a result of these transactions, we will record a $23 million pre-tax loss on repurchases and retirement of debt during the first quarter of 2004.

Capital Spending

Capital spending totaled $366 million, $357 million and $1.7 billion in 2003, 2002 and 2001, respectively. Our 2004 capital spending program is expected to be in the range of $600 million to $650 million, of which $425 million to $475 million will be to expand the capacity for liquid crystal display glass. Capital spending activity in 2002 and 2003 primarily included expansion of liquid crystal display capacity and new capacity for diesel substrates. Capital spending in 2001 related primarily to the Telecommunications segment.

Restructuring

During 2003, 2002 and 2001, we made payments of $233 million, $278 million and $77 million, respectively, related to employee severance and other exit costs resulting from restructuring actions. Cash payments for employee-related costs and other exit costs will be substantially completed by the end of 2004, while payments for exit activities will be substantially completed by the end of 2005.

Key Balance Sheet Data

At December 31, 2003, cash, cash equivalents and short-term investments totaled $1.3 billion, compared with $2.1 billion at December 31, 2002. The decrease from December 31, 2002, was primarily due to long-term debt repayments, restructuring payments, capital expenditures and the use for working capital. These items were partially offset by the proceeds from the May and July equity offerings and the receipt of a U.S. federal tax refund of $191 million.

Balance sheet and working capital measures are provided in the following table (dollars in millions):
-------------------------------------------------------------------------------
                                                            As of December 31,
                                                            -------------------
                                                            2003          2002
-------------------------------------------------------------------------------

Working capital                                             $1,141      $2,145
Working capital, excluding cash and short-term investments  $(125)      $   55
Current ratio                                                1.7:1       2.3:1
Trade accounts receivable, net of allowances                $  525      $  470
Days sales outstanding                                          58          56
Inventories                                                 $  467      $  559
Inventory turns                                                4.8         4.4
Days payable outstanding                                        52          46
Long-term debt                                              $2,668      $3,963
Total debt to total capital                                    34%         47%
-------------------------------------------------------------------------------

Credit Ratings

As of March 1, 2004, our credit ratings were as follows:
-------------------------------------------------------------------------------
RATING AGENCY            Rating            Rating               Outlook
Last Update          Long-Term Debt   Commercial Paper        Last Update
-------------------------------------------------------------------------------

Standard & Poor's          BB+                B                 Stable
    July 29, 2002                                          January 16, 2004

Moody's                    Ba2            Not Prime             Stable
    July 29, 2002                                          November 19, 2003

Fitch                      BB                 B                 Stable
    July 24, 2002                                            July 24, 2003
-------------------------------------------------------------------------------

Our 2003 earnings were not adequate to cover our fixed charges (principally interest and related charges on debt), primarily as a result of the asbestos settlement charge, losses incurred in the Telecommunications segment and restructuring and impairment charges. We expect our full year 2004 earnings will be sufficient to cover our fixed charges.

Management Assessment of Liquidity

Our major source of funding for 2004 and beyond will be our existing balance of cash, cash equivalents and short-term investments. From time to time we may also issue debt or equity securities to raise additional cash to fund a portion of our capital expenditures related to our growth businesses. We believe we have sufficient liquidity for the next several years to fund operations, restructuring, the asbestos settlement, research and development, capital expenditures and scheduled debt repayments. We may accelerate some or all of the funding of the cash payments to the asbestos settlement trust, as needed, to maximize the tax benefits we can realize in connection with the related settlement charges.

Off Balance Sheet Arrangements

We have two variable interest entities ("VIEs") that are not consolidated as we are not the primarily beneficiary. The assets and debt of these entities total $12 million. Our maximum loss exposure as a result of our involvement with these VIEs is approximately $18 million. This amount represents payments that would be due to the lessor in the event of a total loss of the assets. We carry insurance coverage for this risk.

Contractual Obligations

-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Amount of commitment and contingency expiration per period
                                                                 ------------------------------------------------------------
                                                                   Less than   1 to 2     2 to 3       3 to 4     5 years and
(In millions)                                             Total     1 year      years      years        years     thereafter
-----------------------------------------------------------------------------------------------------------------------------------
Performance bonds and guarantees                       $    170    $   31     $    2      $    1                    $   136
Contingent purchase price for acquisitions                   36        36
Dow Corning credit facility                                 150                                                         150
Stand-by letters of credit                                   16         6                                                10
Loan guarantees                                              25                    4                                     21
Purchase obligations (1)                                     48        15         14          11       $   8
Capital expenditure obligations (2)                          59        59
Total debt (3)                                            2,827       146        590          46         113          1,932
Minimum rental commitments                                  300        44         33          29          39            155
-----------------------------------------------------------------------------------------------------------------------------------
Total other commercial commitments
  and contingencies                                    $  3,631    $  337     $  643      $   87       $ 160        $ 2,404
-----------------------------------------------------------------------------------------------------------------------------------

(1) Balance primarily represents obligations associated with a take or pay contract related to our hardware and equipment operations.
(2) Capital expenditure obligations primarily related to our display technologies product line expansions, which are included on our balance sheet.
(3) At December 31, 2003, $2,814 million of the $2,827 million was included on our balance sheet. Amounts above are stated at their maturity value.

We have provided other financial guarantees and have contingent liabilities in the form of purchase price adjustments for acquisitions, stand-by letters of credit and performance bonds, some of which do not have fixed or scheduled expiration dates. We have agreed to provide a credit facility related to Dow Corning as discussed in Note 10 (Investments) to the Consolidated Financial Statements. The funding of the Dow Corning credit facility is subject to events connected to the Bankruptcy Plan. We believe the significant majority of these guarantees and contingent liabilities will expire without being funded.

In January 2003, the SEC released FR-67, "Disclosure in Management's Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations". In response to this guidance, we have assessed our off-balance sheet and contractual obligations and have determined that in addition to previously disclosed items, purchase obligations would be added. Given the nature of purchase obligations, we limited our assessment to individual items outstanding at December 31, 2003 greater than $1 million.

Pensions

We have a number of defined benefit pension plans covering certain domestic and international employees. Our largest single pension plan is Corning's U.S. qualified plan. At December 31, 2003, this plan accounted for 82% of our consolidated defined benefit pension plans' projected benefit obligation and 89% of the related plans' assets. In 2002, global capital market developments resulted in negative returns on plan assets and a decline in the discount rate used to estimate the related pension liability. In 2003, although global equities had positive returns, interest rates continued to decline. As a result, at December 31, 2003 and 2002, the accumulated benefit obligation (ABO) for our domestic qualified and non-qualified plans and several international plans exceeded the fair value of related plan assets, which required Corning to record an additional minimum pension liability in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

Balances of these non-cash adjustments follow (in millions):
-------------------------------------------------------------------------------
                                                             December 31,
                                                         --------------------
                                                          2003         2002
-------------------------------------------------------------------------------

Minimum pension liability                                $ 311        $ 348
Intangible assets                                           52           68
Other accumulated comprehensive loss, pre-tax              259          280
Other accumulated comprehensive loss, after-tax            159          173
-------------------------------------------------------------------------------

We have traditionally contributed to the U.S. qualified pension plan on an annual basis in excess of the IRS minimum requirements, and as a result, mandatory contributions are not expected to be required for this plan at least until 2006. We contributed $160 million in 2003 to our U.S. pension plan. For 2004, we anticipate making voluntary contributions of at least $40 million to this plan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires us to make estimates and assumptions that affect amounts reported therein. The estimates that required us to make difficult, subjective or complex judgments follow.

Impairment of goodwill

SFAS No. 142, "Goodwill and Other Intangible Assets," requires us to make certain difficult, subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our reporting units and the definition of our reporting units.

We measure fair value on the basis of discounted expected future cash flows. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends.

The criteria for establishing a reporting unit is dependent upon how a company determines its operating segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Specifically, SFAS No. 142 permits a company to define a reporting unit as either an operating segment, a component of an operating segment or an aggregation of two or more components of an operating segment. The reporting unit for the Telecommunications segment goodwill is the Telecommunications operating segment. The reporting units for the Technologies segment are components of the Technologies segment. At December 31, 2003, the Telecommunications and Technologies operating segment goodwill balances were $1.6 billion and $159 million, respectively.

During 2002, we completed our annual goodwill impairment test, determined the Telecommunications goodwill balance was impaired, and recorded a related impairment charge of $400 million. Our 2002 testing results also determined that the Technologies segment goodwill was not impaired. In the fourth quarter of 2003, we completed our annual goodwill impairment tests and determined that the goodwill balances were not impaired. As discussed in more detail below, while we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur.

We are currently in discussion with the staff of the SEC on the determination of our operating segments. We believe that our determination of our operating segments under SFAS No. 131 is appropriate. However, it is possible that the outcome of this discussion could be a revision of how we define and disclose our operating segments. It is also possible that a change in how we define our Telecommunications operating segment could impact our goodwill impairment tests under SFAS No. 142. Specifically, we could be required to record a net additional goodwill impairment charge of up to $600 million (pre tax) in 2002. Although this potential charge would increase our 2002 net loss, it would not impact our 2002 operating cash flows because goodwill impairments are noncash charges. Our debt to capital ratio ranged from 44% to 47% throughout 2002. This potential charge would have increased our debt to capital ratio to no higher than 51%, which would still be below the 60% financial covenant limit relating to our $2.0 billion revolving credit facility. The potential 2002 goodwill impairment charge would have no impact on operating results or operating cash flows for the year ended December 31, 2003.

Telecommunications

Our expectation is that there will be minimal volume growth in the short term; volume growth is assumed to accelerate beginning in 2005 commensurate with overall market recovery. Terminal value of the business assumes a growth in perpetuity of 3%. These cash flows are also used to value intangible and tangible assets which determine the implied value of reporting unit goodwill. The discount rate applied to these cash flows represents a telecommunications weighted average cost of capital based upon current debt and equity activity of eleven public companies representing a cross section of worldwide competitors of the reporting unit. For our 2002 annual test, we used a discount rate of 12% in our calculation of fair value of the expected future cash flows. An impairment charge of $400 million was recorded in 2002. Had we used a discount rate of 11.5%, the fair value of the reporting unit would have exceeded its carrying value, and there would not have been impairment. Had we used a discount rate of 12.5%, the pre-tax impairment charge would have been approximately $225 million higher. In 2003, we also used a 12% discount rate for our annual impairment test. The results of our test indicated that goodwill was not impaired. The results would not have changed had we used a discount rate of 11.5% or 12.5%.

Technologies

Due to market conditions, we determined that a detailed impairment test of the specialty materials reporting unit was required in the fourth quarter of 2003. While there was a significant decrease in sales in 2003 in this reporting unit due to the cyclicality of the semiconductor industry, we expect increased volume growth beginning in 2004. Our discounted cash flow test for this reporting unit assumes a perpetuity growth rate of 3%. The discount rate applied to the forecasted cash flows represents weighted average cost of capital based upon current debt and equity activity of eight public companies representing a cross section of worldwide competitors of the reporting unit. We used a discount rate of 12% in our calculation of fair value of the expected future cash flows. The results of our test indicated that goodwill was not impaired. The results would not have changed had we used a discount rate of 11.5% or 12.5%.

Impairment of assets held for use

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires us to assess the recoverability of the carrying value of long-lived assets when an event of impairment has occurred. We must exercise judgment in assessing whether an event of impairment has occurred. For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We must exercise judgment in assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We concluded events of impairment had occurred in our semiconductor materials product line, which is part of the specialty materials business, in the fourth quarter of 2003, and performed an impairment test. The results of our test indicated that our long-lived assets held for use were not impaired.

In 2002, we recorded pre-tax charges totaling $409 million primarily related to the photonics and conventional television product lines. In each circumstance, behavior of external parties, including customers and competitors, were considered in the determination of whether an impairment was required. We also exercised judgment in the determination of expected future cash flows against which to compare the carrying value of the asset group being evaluated. For the impairment in 2002, we exercised judgment in determining the fair value of the assets from which the impairment charge was measured. For our photonic technologies products, we based the fair value of our long-lived assets on the actual results of recent asset auctions of similar equipment. For the assets related to our conventional television product line, we exercised judgment about alternative volume and sales price scenarios, computed discounted cash flows, and assigned our best estimate of probability to each alternative. We reduced the useful lives of the fixed assets of CAV as a result of this assessment.

Restructuring charges and impairments resulting from restructuring actions

During 2003 and 2002, we recorded write-downs of property, plant and equipment as a result of decisions to exit facilities, primarily in the Telecommunications segment. Assets impaired were primarily equipment, construction in progress and buildings, which were sold or abandoned. We used information available from recent auctions of telecommunications equipment to estimate salvage value when measuring impairment. The estimated salvage values were very low, primarily due to the depressed market for telecommunications related equipment. The salvage values of property impaired were also estimated to be minimal as certain facilities will be abandoned and not sold. We have had significant reversals in 2003, and it is possible that actual results will differ from assumptions and require adjustments to reserves.

Valuation allowances for deferred income taxes

SFAS No. 109, "Accounting for Income Taxes," requires us to exercise judgment about our future results in assessing the realizability of our deferred tax assets. At December 31, 2003, Corning had gross deferred tax assets of $2.1 billion. We determined that the likelihood of realization of certain deferred tax assets is less than 50% and recorded valuation allowances of $469 million. If future taxable income differs from our estimate, adjustments to these allowances will be required and will impact future net income. See Income Taxes and Note 9 (Income Taxes) to the Consolidated Financial Statements for further detail.

Probability of litigation outcomes

SFAS No. 5, "Accounting for Contingencies," requires us to make judgments about future events that are inherently uncertain. In making determinations of likely outcomes of litigation matters, we consider the evaluation of outside counsel knowledgeable about each matter, as well as known outcomes in case law. See Legal Proceedings for a detailed discussion of the key litigation matters we face. The most significant matter involving judgment is the PCC asbestos liability. There are a number of factors bearing upon our potential liability, including the inherent complexity of a Chapter 11 filing, our history of success in defending ourself against asbestos claims, our assessment of the strength of our corporate veil defenses, our continuing dialogue with our insurance carriers and the claimants' representatives, and other factors. We have reached a tentative settlement on PCC as disclosed in Legal Proceedings and Note 10 (Investments) to the Consolidated Financial Statements. The settlement is subject to a number of contingencies, including a favorable vote by 75% of the asbestos claimants voting on the PCC Plan, and approval by the bankruptcy court.

Pension assumptions

In 2002, we made a change in assumption that impacted pension expense in future periods. Specifically, we lowered our expected long-term rate of return on pension assets from 9% to 8.5%. We did not alter the nature of the pension trust investments. Asset performance in 2002 had been below the 9% assumption. As such, we lowered our long-term rate of return assumption. In 2003, this increased our pension expense as measured in accordance with SFAS No. 87, "Employers' Accounting for Pension," compared to amounts recorded in 2002. The increase was approximately $8 million in 2003. In 2003, our actual return on plan assets approximated 20%; however, we will continue to hold our expected long-term rate of return at 8.5%.

ENVIRONMENT

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for twelve active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. We have accrued approximately $21 million for our estimated liability for environmental cleanup and related litigation at December 31, 2003. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

NEW ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised standard requires incremental pension and other postretirement benefit plan disclosures to financial statements and is designed to improve disclosure transparency. The adoption of this accounting standard did not have any effect on our results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," ("FIN 46") which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant, but not the majority amount of the beneficial interests. We have leased equipment from three VIEs for which the sole purpose is the leasing of equipment to us. We assessed the impact of this interpretation and determined that we are the primary beneficiary of one of these existing VIEs, and therefore, began to consolidate this entity beginning on July 1, 2003. At December 31, 2003, the assets and debt of this entity were $31 million and $34 million, respectively. We also evaluated the impact of this interpretation on the two other entities and determined that we are not the primary beneficiary for either entity. The assets and debt of these entities total $12 million. The adoption of this interpretation did not have a material effect on our results of operations or financial position.

In addition, we adopted the following new standards in 2003, which did not have a material impact on our consolidated financial position or results of operations:

..  SFAS No. 143, "Accounting for Asset Retirement Obligations,"
..  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal
   Activities,"
..  FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure
   Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"),
..  SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and
   Hedging Activities," and
..  SFAS No. 150, "Accounting for Certain Financial Instruments with
   Characteristics of both Liabilities and Equity."

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K, in reports subsequently filed by Corning with the SEC on Forms 10-Q and 8-K, and related comments by management which are not historical facts or information and contain words such as "believes," "expects," "anticipates," "estimates," "forecasts," and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-  global economic and political conditions;
-  tariffs, import duties and currency fluctuations;
-  product demand and industry capacity;
-  competitive products and pricing;
-  sufficiency of manufacturing capacity and efficiencies;
-  cost reductions;
-  availability and costs of critical components and materials;
-  new product development and commercialization;
-  order activity and demand from major customers;
- fluctuations in capital spending by customers in the liquid crystal display industry and other business segments;
-  changes in the mix of sales between premium and non-premium products;
- possible disruption in commercial activities due to terrorist activity, armed conflict, political instability or major health concerns;
-  facility expansions and new plant start-up costs;
-  effect of regulatory and legal developments;
-  capital resource and cash flow activities;
- ability to pace capital spending to anticipated levels of customer demand, which may fluctuate;
-  equity company activities;
-  interest costs;
- credit rating and ability to obtain financing and capital on commercially reasonable terms;
-  adequacy and availability of insurance;
-  financial risk management;
-  acquisition and divestiture activities;
-  rate of technology change;
-  level of excess or obsolete inventory;
-  ability to enforce patents;
-  adverse litigation;
-  product and components performance issues; and
-  stock price fluctuations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks
---------------------------------------------------------------------

We operate and conduct business in many foreign countries and as a result are exposed to movements in foreign currency exchange rates. Our exposure to exchange rate effects includes:

..  exchange rate movements on financial instruments and transactions denominated in foreign currencies which impact earnings, and .. exchange rate movements upon conversion of net assets in foreign subsidiaries for which the functional currency is not the U.S. dollar, which impact our net equity.

Our most significant foreign currency exposures relate to Japan, Korea, Taiwan and western European countries. We selectively enter into foreign exchange forward and option contracts with durations generally 15 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. The hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on our operating results. We also enter into foreign exchange forward contracts when situations arise where our foreign subsidiaries or Corning enter into lending situations, generally on an intercompany basis, denominated in currencies other than their local currency. We do not hold or issue derivative financial instruments for trading purposes.

Equity in earnings of associated companies has historically contributed a significant amount of our income from continuing operations. Equity in earnings of associated companies, net of impairments was $209 million in 2003 with foreign-based affiliates comprising over 50% of this amount. Samsung Corning and Samsung Corning Precision totaled $105 million in equity earnings for 2003. Exchange rate fluctuations and actions taken by management of these entities to reduce this risk can affect the earnings of these companies.

We use a sensitivity analysis to assess the market risk associated with our foreign currency exchange risk. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. At December 31, 2003, we had open forward contracts, open option contracts, foreign denominated debt with values exposed to exchange rate movements, all of which were designated as hedges at December 31, 2003. A 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $116 million.

The nature of our foreign exchange rate risk exposures has not changed materially from December 31, 2002.

Interest Rate Risk Management

In March and April of 2002, we entered into three interest rate swaps that are fair value hedges and economically exchanged a notional amount of $275 million of fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, we pay the counterparty a floating rate that is indexed to the six-month LIBOR rate and receive the fixed rates of 8.3% to 8.875%, which are the stated interest rates on the long-term debt instruments. As a result of these transactions, Corning was exposed to the impact of interest rate changes. The interest rate on these instruments is reset every six months, and they expire in 14 to 23 years.

In September 2003, we terminated two of the interest rate swap agreements described above with a notional amount of $150 million. The termination of these swaps resulted in a $15 million gain which we will amortize to earnings as a reduction of interest expense over the remaining life of the debt. The cash proceeds from the termination of the swap agreement totaled $17 million and is included in the financing section of our consolidated cash flow statement. As of December 31, 2003, we have one remaining swap agreement in effect with a notional amount of $125 million.

It is our policy to conservatively manage our exposure to changes in interest rates. Our policy sets a maximum cap that total variable rate debt will not exceed 35% of the total debt portfolio at anytime. At December 31, 2003, our consolidated debt portfolio contained approximately 6% of variable rate instruments.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

See Item 15 (a) 1.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None.


Item 9A.  Controls and Procedures
---------------------------------

(a) Evaluation of disclosure controls and procedures.

    We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")) as of the year ended December 31, 2003, the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls.

    During the quarter ended December 31, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors of the Registrant
---------------------------

The sections entitled "Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 29, 2004, are incorporated by reference in this Annual Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------

Corning has an Audit Committee and has identified at least one member of the Audit Committee as the Audit Committee Financial Expert. See sections entitled "Matters Relating to Directors - Board Committees" and "Corporate Governance Matters" in our definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 29, 2004, which are incorporated by reference in this Annual Report on Form 10-K.

                      Executive Officers of the Registrant


James R. Houghton   Chairman and Chief Executive Officer
Mr. Houghton joined Corning in 1962. He was elected a vice president of Corning and general manager of the Consumer Products Division in 1968, vice chairman in 1971, chairman of the executive committee and chief strategic officer in 1980 and chairman and chief executive officer in April 1983, retiring in April 1996. Mr. Houghton was the non-executive Chairman of the Board of Corning from June 2001 to April 2002. Mr. Houghton came out of retirement in April 2002 when he was elected to his current position. Mr. Houghton is a director of Metropolitan Life Insurance Company and Exxon Mobil Corporation. He is a trustee of the Metropolitan Museum of Art, the Pierpont Morgan Library and the Corning Museum of Glass and a member of the Harvard Corporation. Mr. Houghton has been a member of Corning's Board of Directors since 1969. Age 68.

James B. Flaws   Vice Chairman and Chief Financial Officer
Mr. Flaws joined Corning in 1973 and served in a variety of controller and business management positions. Mr. Flaws was elected assistant treasurer of Corning in 1993, vice president and controller in 1997 and vice president of finance and treasurer in May 1997, senior vice president and chief financial officer in December 1997, executive vice president and chief financial officer in 1999 and to his current position in 2002. Mr. Flaws is a director of Dow Corning Corporation. Mr. Flaws has been a member of Corning's Board of Directors since 2000. Age 55.

Wendell P. Weeks   President and Chief Operating Officer
Mr. Weeks joined Corning in 1983 and has served in various accounting, business development, and business manager positions. He was named a vice president and deputy general manager of the Opto-Electronics Components Business in 1995, vice president and general manager of Telecommunications Products in 1996, senior vice president in 1997, senior vice president of Opto-Electronics in 1998, executive vice president of Optical Communications in 1999, president of Corning Optical Technologies in 2001 and to his current position in 2002. Mr. Weeks is a director of Merck & Co., Inc. Mr. Weeks has been a member of Corning's Board of Directors since 2000. Age 44.

Peter F. Volanakis   President, Corning Technologies
Mr. Volanakis joined Corning in 1982 and subsequently held various marketing, development and commercial positions in several divisions. He was named managing director Corning GmbH in 1992, executive vice president of CCS Holding, Inc., formerly known as Siecor Corporation, in 1995, senior vice president of Advanced Display Products in 1997, executive vice president of Display Technologies and Life Sciences in 1999 and to his current position in 2001. Mr. Volanakis is a director of Dow Corning Corporation, Samsung Corning Co., Ltd., and Samsung Corning Precision Glass Co., Ltd. Mr. Volanakis has been a member of Corning's Board of Directors since 2000. Age 48.

Kirk P. Gregg   Executive Vice President and Chief Administrative Officer
Mr. Gregg joined Corning in 1993 as director of Executive Compensation. He was named vice president of Executive Resources and Employee Benefits in 1994, senior vice president, administration in December 1997 and to his current position in 2002. Prior to joining Corning, Mr. Gregg was with General Dynamics Corporation as corporate director, Key Management Programs, and was responsible for executive compensation and benefits, executive development and recruiting. Age 44.

Joseph A. Miller   Executive Vice President and Chief Technology Officer
Dr. Miller joined Corning in 2001 as senior vice president and chief technology officer. He was appointed to his current position in 2002. Prior to joining Corning, Dr. Miller was with E.I. DuPont de Nemours, Inc., where he served as chief technology officer and senior vice president for research and development since 1994. Mr. Miller is a director of Avanex Corporation, Wilson Greatbatch Technologies and Dow Corning Corporation. He began his career with DuPont in 1966. Age 62.

Katherine A. Asbeck   Senior Vice President and Controller
Ms. Asbeck joined Corning in 1991 as director of accounting. She was appointed assistant controller in 1993, designated chief accounting officer in 1994, elected vice president and controller in 1997 and to her current position in 2001. Age 47.

William D. Eggers   Senior Vice President and General Counsel
Mr. Eggers joined Corning in 1997 as vice president and deputy general counsel. He was elected senior vice president and general counsel in February 1998. Mr. Eggers was a Partner with the Rochester firm of Nixon, Hargrave, Devans & Doyle, LLP, before joining Corning. Mr. Eggers is a director of Chemung Financial Corp. Age 59.

Mark S. Rogus   Senior Vice President and Treasurer
Mr. Rogus joined Corning in 1996 as manager of corporate finance. He was appointed assistant treasurer in 1999, Vice President and Treasurer in 2000 and to his current position in 2004. Prior to joining Corning, Mr. Rogus held various business development positions at Wachovia Bank. Age 44.

Pamela C. Schneider   Senior Vice President and Operations Chief of Staff
Ms. Schneider joined Corning in 1986 as senior financial analyst in the Controllers Division. In 1988 she became manager of internal audit. In 1990 she was named controller and in 1991 chief financial officer of Corning Asahi Video Products Company. In January 1993, she was appointed vice president and chief financial officer and in 1995 vice president for Corning Consumer Products Company. In 1997, she was named vice president and in 1999 senior vice president, Human Resources and Diversity Officer for Corning. Ms. Schneider was appointed to her present position in April 2002. Age 49.

Larry Aiello Jr.   President and Chief Executive Officer - Corning Cable Systems
Mr. Aiello joined Corning in 1973 and served in several positions in manufacturing from 1975 to 1981. He was named manager-Domestic Accounting in 1981, controller-Telecommunications Products Division in 1984, director-Control and Analysis in 1987 and assistant controller and director in 1989. He was named division vice president and director-Business Development and Planning, Opto-Electronics Group in 1990, general manager-Component Products Group in 1992, vice president and controller, Corning Incorporated in 1993, senior vice president-International and President-Corning International Corporation in 1997, senior vice president and chief of staff-Corning Optical Communications in 2000 and to his current position in 2002. Age 54.

Robert B. Brown   Senior Vice President and General Manager
Mr. Brown joined Corning in 1972 and served in a variety of manufacturing and engineering positions. He was appointed division vice president-manufacturing and engineering, Telecommunications Products Division in 1995, vice president manufacturing and engineering, Opto-Electronics in 1999, president-Corning Lasertron in February 2000, vice president and general manager-Amplification Products in December 2000, Vice President and General Manager - Optical Fiber in April 2002 and to his current position in 2003. Age 53.

Robert L. Ecklin   Executive Vice President, Environmental Technologies and
                   Strategic Growth
Mr. Ecklin joined Corning in 1961 and served in a variety of U.S. and international manufacturing and engineering managerial positions. He was named vice president of Corning Engineering in 1982, president of Corning Engineering in 1983, vice president of Business Development in 1986, general manager of the Industrial Products Division in 1989 and senior vice president of the Industrial Products Division in 1990. He was appointed executive vice president of the Environmental Products Division in 1999, executive vice president, Optical Communications in 2001 and to his current position in 2002. Mr. Ecklin is a director of Macdermid Incorporated. Age 65.

Donald B. McNaughton   Senior Vice President - Display
Mr. McNaughton joined Corning in 1989 and served in a variety of managerial positions. He was named general manager, Display Technologies and president, Display Technologies in Asia in 2000, Vice President, Display in 2002 and to his current position in 2003. Age 44.

Gerald J. Fine   Senior Vice President
Dr. Fine joined Corning in 1985 as a research scientist in a variety of research and managerial positions. He was named deputy general manager-Advanced Display Products in 1995, vice president and general manager-Photonic Technologies Division in 1997, Senior Vice President and General Manager Photonic Technologies in 2002 and to his current position in 2003. He is currently on a sabbatical leave. Age 46.

Code of Ethics
--------------

Our Board of Directors adopted the Code of Ethics for the Chief Executive Officer and Financial Executives and the Code of Conduct for Directors and Executive Officers which supplements the Code of Conduct governing all employees and directors that has been in existence for more than ten years. A copy of the Code of Ethics is available on our website at www.corning.com/inside_corning/corporate_governance/information_center/. We will also provide a copy of the Code of Ethics to shareholders upon request. We will disclose future amendments to, or waivers from, the Code of Ethics on our website within five business days following the date of such amendment or waiver.

Item 11.  Executive Compensation
--------------------------------

The sections entitled "Executive Compensation," "Option SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values" and "Pension Plan" in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 29, 2004, are incorporated by reference in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The sections entitled "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information," in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 29, 2004, are incorporated by reference in this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The section entitled "Other Matters - Certain Business Relationships" in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 29, 2004, is incorporated by reference in this Annual Report on Form 10-K.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

The section entitled "Independent Auditors" in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 29, 2004, is incorporated by reference in this Annual Report on Form 10-K.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  Documents filed as part of this report:

                                                                          Page
                                                                          ----
     1. Financial statements...............................................56

     2. Financial Statement Schedules:
           (i)   Valuation Accounts and Reserves...........................99
           (ii)  Quarterly Operating Results..............................100
           (iii) Financial Statements of Dow Corning Corporation
                 for the years ended December 31, 2003, 2002 and 2001.....101
           (iv)  Financial Statements of Samsung Corning Precision
                 Glass Co., Ltd. for the years ended December 31,
                 2003, 2002 and 2001......................................146

           See separate index to financial statements and financial statement schedules

     3. Exhibits filed as part of this report: see (c) below.

(b)  Reports on Form 8-K filed during the last quarter of fiscal 2003:

     One report on Form 8-K was filed October 22, 2003, during the quarter ended December 31, 2003, furnishing material pursuant to Item 12 under
     Item 9.*

     *Information furnished under Item 9 or Item 12 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 18 of the Securities and Exchange Act of 1934, as amended.

(c)  Exhibits filed as part of this report:

     3(i) 1 Restated Certificate of Incorporation dated December 6, 2000, filed with the Secretary of State of the State of New York on January 22, 2001 (Incorporated by reference to Exhibit 3(i) of Corning's Annual Report on Form 10-K for the year ended December 31, 2000)

     3(i) 2 Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on August 5, 2002 (Incorporated by reference to Exhibit 99.1 to Corning's Form 8-K filed on August 7, 2002)

     3(ii) 1 Bylaws of Corning effective as of December 6, 2000 (Incorporated by reference to Exhibit 3(ii) of Corning's Annual Report on Form 10-K for the year ended December 31, 2000)

     3(ii) 2 Amendment to Article III, Section 9, of Bylaws of Corning effective as of February 5, 2003 (Incorporated by reference to Exhibit 3(ii)2 of Corning's Annual Report on Form 10-K for the year ended December 31, 2003).

     4 Rights Agreement of Corning dated as of June 5, 1996 (Incorporated by reference to Exhibit 1 to Corning's Form 8-K filed on July 10, 1996)

     12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

     14 Corning Incorporated Code of Ethics for Chief Executive Officer and Senior Financial Officer (Incorporated by reference to Appendix H-3 of Corning's 2004 definitive Proxy Statement)

     21       Subsidiaries of the Registrant at December 31, 2003

     23       Consent of Independent Auditors

     24       Powers of Attorney

     31.1 Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated

              Principal Executive Officer
By               /s/ James R. Houghton
       ----------------------------------------    Chairman and                                                 March 1, 2004
                  (James R. Houghton)              Chief Executive Officer

              Principal Financial Officer
By               /s/ James B. Flaws
       ----------------------------------------    Vice Chairman and                                            March 1, 2004
                  (James B. Flaws)                 Chief Financial Officer

              Principal Accounting Officer
By              /s/ Katherine A. Asbeck
       ----------------------------------------    Senior Vice President and Controller                         March 1, 2004
                 (Katherine A. Asbeck)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated.

                                                   Capacity                                                          Date

                      *
-----------------------------------------------    Chairman of the Board of Directors                           March 1, 2004
             (James R. Houghton)


                      *
-----------------------------------------------    Director                                                     March 1, 2004
             (John Seely Brown)


                      *
-----------------------------------------------    Director                                                     March 1, 2004
              (James B. Flaws)


                      *
-----------------------------------------------    Director                                                     March 1, 2004
                (Gordon Gund)


                      *
-----------------------------------------------    Director                                                     March 1, 2004
             (John M. Hennessy)


                      *
-----------------------------------------------    Director                                                     March 1, 2004
             (Jeremy R. Knowles)


                      *
-----------------------------------------------    Director                                                     March 1, 2004
             (James J. O'Connor)


                      *
-----------------------------------------------    Director                                                     March 1, 2004
             (Deborah D. Rieman)


                      *
-----------------------------------------------    Director                                                     March 1, 2004
              (H. Onno Ruding)


                      *
-----------------------------------------------    Director                                                     March 1, 2004
           (William D. Smithburg)


                      *
-----------------------------------------------    Director                                                     March 1, 2004
            (Hansel E. Tookes II)


                      *
-----------------------------------------------    Director                                                     March 1, 2004
            (Peter F. Volanakis)


                      *
-----------------------------------------------    Director                                                     March 1, 2004
             (Wendell P. Weeks)


                 /s/ William D. Eggers
*By   -----------------------------------------
         (William D. Eggers, Attorney-in-fact)


                              Corning Incorporated
                               2003 Annual Report
         Index to Financial Statements and Financial Statement Schedules



                                                                                                 Page
Statement of Management Responsibility for Financial Statements...................................54
Report of Independent Auditors....................................................................55
Consolidated Statements of Operations.............................................................56
Consolidated Balance Sheets.......................................................................57
Consolidated Statements of Cash Flows.............................................................58
Consolidated Statements of Changes in Shareholders' Equity........................................59
Notes to Consolidated Financial Statements
         1        Summary of Significant Accounting Policies......................................60
         2.       Discontinued Operations.........................................................65
         3.       Inventory Write-down............................................................65
         4.       Impairment of Goodwill..........................................................65
         5.       Restructuring Actions...........................................................66
         6.       Impairment of Long-Lived Assets Other Than Goodwill.............................70
         7.       Short-Term Investments..........................................................71
         8.       Inventories.....................................................................72
         9.       Income Taxes....................................................................72
         10.      Investments.....................................................................75
         11.      Property, Net...................................................................81
         12.      Goodwill and Other Intangible Assets............................................81
         13.      Other Accrued Liabilities.......................................................82
         14.      Long-Term Debt and Loans Payable................................................82
         15.      Employee Retirement Plans.......................................................84
         16.      Commitments, Contingencies, Guarantees and Hedging Activities...................88
         17.      Shareholders' Equity............................................................90
         18.      Loss Per Common Share...........................................................92
         19.      Stock Compensation Plans........................................................92
         20.      Business Combinations and Divestitures..........................................94
         21.      Operating Segments..............................................................95
         22.      Subsequent Event................................................................98

Financial Statement Schedules:

         II.      Valuation Accounts and Reserves.................................................99

                  Quarterly Operating Results....................................................100

                  Financial Statements of Dow Corning Corporation for the years ended
                  December 31, 2003, 2002 and 2001...............................................101

                  Financial Statements of Samsung Corning Precision Glass Co., Ltd. for the
                  years ended December 31, 2003, 2002 and 2001...................................146

STATEMENT OF MANAGEMENT RESPONSIBILITY
FOR FINANCIAL STATEMENTS



The management of Corning Incorporated is responsible for the preparation, presentation and integrity of the consolidated financial statements and other information included in this annual report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include certain amounts based on management's best estimates and judgments.

In meeting its responsibility for the reliability of these consolidated financial statements, Corning maintains comprehensive systems of internal accounting control. These systems are designed to provide reasonable assurance at reasonable cost that corporate assets are protected against loss or unauthorized use and that transactions and events are properly recorded. Such systems are reinforced by written policies, selection and training of competent financial personnel, appropriate division of responsibilities and a program of internal audits.

The consolidated financial statements have been audited by our independent auditors, PricewaterhouseCoopers LLP. Their responsibility is to express an independent, professional opinion with respect to the consolidated financial statements on the basis of an audit conducted in accordance with auditing standards generally accepted in the United States of America.

The Audit Committee of the Board of Directors is responsible for reviewing and monitoring Corning's financial reporting and accounting practices and the annual appointment of the independent auditors. The Committee, comprised of independent directors, meets periodically with management, the internal auditors and the independent auditors to review and assess the activities of each. Both the independent auditors and the internal auditors meet with the Committee, without management present, to review the results of their audits and their assessment of the adequacy of the systems of internal accounting control and the quality of financial reporting.




James R. Houghton                                  James B. Flaws
Chairman and Chief Executive Officer   Vice Chairman and Chief Financial Officer





                             Katherine A. Asbeck
                      Senior Vice President and Controller

REPORT OF INDEPENDENT AUDITORS


PricewaterhouseCoopers LLP




To the Board of Directors and Shareholders of Corning Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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





/s/ PricewaterhouseCoopers LLP
New York, New York


January 22, 2004, except for Note 22, as to which the date is March 1, 2004


Consolidated Statements of Operations                                                  Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           For the years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)                                                  2003            2002              2001
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                            $   3,090         $ 3,164          $  6,047
Cost of sales (Note 3)                                                                   2,241           2,562             4,227
                                                                                     ---------------------------------------------

Gross margin                                                                               849             602             1,820

Operating expenses:
   Selling, general and administrative expenses                                            599             716             1,090
   Research, development and engineering expenses                                          344             483               622
   Amortization of purchased intangibles (Note 12)                                          37              43                76
   Amortization of goodwill (Note 1)                                                                                         363
   Restructuring, impairment and other charges and credits (Notes 4, 5 and 6)              111           2,080             5,717
   Asbestos settlement (Note 10)                                                           413
                                                                                     ---------------------------------------------

Operating loss                                                                            (655)         (2,720)           (6,048)

Interest income                                                                             32              41                68
Interest expense (Note 14)                                                                (154)           (179)             (153)
Gain on repurchases and retirement of debt, net (Note 14)                                   19             176
Other expense, net                                                                          (1)            (38)              (28)
                                                                                     ---------------------------------------------

Loss from continuing operations before income taxes                                       (759)         (2,720)           (6,161)
Benefit for income taxes (Note 9)                                                         (254)           (726)             (468)
                                                                                     ---------------------------------------------

Loss from continuing operations before minority interests
  and equity earnings                                                                     (505)         (1,994)           (5,693)
Minority interests                                                                          73              98                13
Equity in earnings of associated companies, net of impairments (Note 10)                   209             116               148
                                                                                     ---------------------------------------------

Loss from continuing operations                                                           (223)         (1,780)           (5,532)
Income from discontinued operations, net of income taxes (Note 2)                                          478                34
                                                                                     ---------------------------------------------

Net loss                                                                                  (223)         (1,302)           (5,498)

Dividend requirements of preferred stock (Note 17)                                                        (128)               (1)
                                                                                     ---------------------------------------------

Loss attributable to common shareholders                                             $    (223)        $(1,430)         $ (5,499)
                                                                                     =============================================

Basic and diluted (loss) earnings per common share from (Note 18):
  Continuing operations                                                              $   (0.18)        $ (1.85)         $  (5.93)
  Discontinued operations (Note 2)                                                                        0.46              0.04
                                                                                     ---------------------------------------------
Basic and diluted loss per common share                                              $   (0.18)        $ (1.39)         $  (5.89)
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


Consolidated Balance Sheets                                                            Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In millions, except share and per share amounts)                                                2003                  2002
------------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents (Note 1)                                                          $     833             $   1,426
  Short-term investments, at fair value (Note 7)                                                    433                   664
                                                                                              ----------------------------------
    Total cash, cash equivalents and short-term investments                                       1,266                 2,090
  Trade accounts receivable, net of doubtful accounts and allowances - $38 and $59                  525                   470
  Inventories (Note 8)                                                                              467                   559
  Deferred income taxes (Note 9)                                                                    242                   296
  Other accounts receivable                                                                         117                   358
  Prepaid expenses and other current assets                                                          77                    52
                                                                                              ----------------------------------
    Total current assets                                                                          2,694                 3,825
                                                                                              ----------------------------------

Restricted cash and investments (Note 1)                                                             66                    82
Investments (Note 10)                                                                             1,045                   769
Property, net (Note 11)                                                                           3,620                 3,705
Goodwill (Note 12)                                                                                1,735                 1,715
Other intangible assets, net (Note 12)                                                              166                   213
Deferred income taxes (Note 9)                                                                    1,225                   887
Other assets                                                                                        201                   210
                                                                                              ----------------------------------

Total Assets                                                                                  $  10,752             $  11,406
                                                                                              ==================================

Liabilities and Shareholders' Equity

Current liabilities:
  Loans payable (Note 14)                                                                     $     146             $     204
  Accounts payable                                                                                  333                   339
  Other accrued liabilities (Note 13)                                                             1,074                 1,137
                                                                                              ----------------------------------
    Total current liabilities                                                                     1,553                 1,680
                                                                                              ----------------------------------

Long-term debt (Note 14)                                                                          2,668                 3,963
Postretirement benefits other than pensions (Note 15)                                               619                   617
Other liabilities (Notes 10, 13, 15)                                                                412                   396
Commitments and contingencies (Note 16)
Minority interests                                                                                   36                    59
Shareholders' equity (Note 17):
  Preferred stock - Par value $100.00 per share;
    Shares authorized: 10 million
      Series C mandatory convertible preferred stock - Shares issued:
      5.75 million; Shares outstanding:  854 thousand and 1.55 million                               85                   155
  Common stock - Par value $0.50 per share; Shares authorized:
      3.8 billion; Shares issued: 1,401 million and 1,267 million                                   701                   634
  Additional paid-in capital                                                                     10,298                 9,695
  Accumulated deficit                                                                            (5,144)               (4,921)
  Treasury stock, at cost; Shares held: 58 million and 70 million                                  (574)                 (702)
  Accumulated other comprehensive income (loss)                                                      98                  (170)
                                                                                              ----------------------------------
    Total shareholders' equity                                                                    5,464                 4,691
                                                                                              ----------------------------------

Total Liabilities and Shareholders' Equity                                                    $  10,752             $  11,406
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


Consolidated Statements of Cash Flows                                                  Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                              For the years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                                2003         2002          2001
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Loss from continuing operations                                                        $   (223)     $(1,780)     $ (5,532)
   Adjustments to reconcile loss from continuing operations
      to net cash provided by (used in) operating activities:
     Amortization of purchased intangibles                                                      37           43            76
     Amortization of goodwill                                                                                             363
     Depreciation                                                                              480          618           621
     Asbestos settlement                                                                       413
     Restructuring, impairment and other charges and credits                                   111        2,080         5,717
     Gain on repurchases of debt, net of inducements                                           (19)        (176)
     Inventory write-down                                                                                                 333
     Stock compensation charges                                                                  1            3           130
     Undistributed earnings of associated companies                                            (97)         (33)          (75)
     Minority interests, net of dividends paid                                                 (77)         (98)          (22)
     Deferred income tax benefit                                                              (263)        (432)         (528)
     Interest expense on convertible debentures                                                 18           38            41
     Tax benefit on stock options                                                                2                         27
     Restructuring payments                                                                   (233)        (278)          (77)
     Increases in restricted cash                                                               (3)         (53)
     Income tax refund                                                                         191
     Employee benefits payments in excess of expense                                          (142)         (55)          (23)
     Changes in certain working capital items (Note 1)                                         (62)        (233)          240
     Other, net                                                                                 (1)          32            91
                                                                                          ------------------------------------
Net cash provided by (used in) operating activities                                            133         (324)        1,382
                                                                                          ------------------------------------

Cash Flows from Investing Activities:
   Capital expenditures                                                                       (366)        (357)       (1,741)
   Acquisitions of businesses, net of cash acquired                                             (6)         (56)          (66)
   Proceeds from sale of precision lens business                                                 9          787
   Net proceeds from sale or disposal of assets                                                 46           92            67
   Increase in long-term investments and other long-term assets                                (10)         (31)         (113)
   Short-term investments - acquisitions                                                    (1,584)      (2,222)       (1,320)
   Short-term investments - liquidations                                                     1,814        2,742           853
   Restricted investments - acquisitions                                                                   (117)
   Restricted investments - liquidations                                                        19           88
  Other, net                                                                                                 (2)            4
                                                                                          ------------------------------------
Net cash (used in) provided by investing activities                                            (78)         924        (2,316)
                                                                                          ------------------------------------

Cash Flows from Financing Activities:
   Net (repayments of) proceeds from loans payable                                            (162)        (490)          181
   Proceeds from issuance of long-term debt                                                                  11           735
   Repayments of long-term debt                                                             (1,193)        (325)         (104)
   Proceeds from issuance of Series C preferred stock, net                                                  557
   Proceeds from issuance of common stock, net                                                 667           52           247
   Repurchases of common stock for treasury                                                                 (23)
   Cash dividends paid to preferred and common shareholders                                    (19)         (88)         (113)
   Other, net                                                                                   (1)          (8)          (42)
                                                                                          ------------------------------------
Net cash (used in) provided by financing activities                                           (708)        (314)          904
                                                                                          ------------------------------------
Effect of exchange rates on cash                                                                60           43            (7)
Cash (used in) provided by continuing operations                                              (593)         329           (37)
Cash provided by (used in) discontinued operations (Note 2)                                                  60            (5)
                                                                                          ------------------------------------
Net (decrease) increase in cash and cash equivalents                                          (593)         389           (42)
Cash and cash equivalents at beginning of year                                               1,426        1,037         1,079
                                                                                          ------------------------------------

Cash and cash equivalents at end of year                                                  $    833      $ 1,426      $  1,037
                                                                                          ====================================

The accompanying notes are an integral part of these statements.


Consolidated Statements of Changes in Shareholders' Equity                             Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------
(In millions)
                                                                                  Retained               Accumulated
                                  Series C             Capital in                 earnings                  other          Total
                                  Preferred  Common     excess of    Unearned   (accumulated Treasury   comprehensive  shareholders'
                                    stock     stock     par value  compensation   deficit)     stock    income (loss)     equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                  $  501     $  9,315      $ (304)      $ 2,001    $ (753)      $ (127)      $ 10,633

Net loss                                                                           (5,498)                               (5,498)
Foreign currency translation
  adjustment                                                                                                 (31)           (31)
Net unrealized loss on
  investments, net of tax                                                                                    (45)           (45)
Other comprehensive income                                                                                    10             10
                                                                                                                       -----------
Total comprehensive loss                                                                                                 (5,564)
                                                                                                                       -----------

Shares issued in acquisitions                    2          163                                                             165
Shares issued in equity offerings                7          218                                                             225
Shares issued to benefit plans                             (166)        239                     (33)                         40
Dividends on stock ($0.12
  per share)                                                                         (113)                                 (113)
Other, net                                       2            7          60                     (41)                         28
                                 -------------------------------------------------------------------------------------------------
Balance, December 31, 2001                     512        9,537          (5)       (3,610)     (827)        (193)         5,414

Net loss                                                                           (1,302)                               (1,302)
Foreign currency translation
  adjustment                                                                                                 208            208
Minimum pension liability
  adjustment                                                                                                (173)          (173)
Net unrealized gain on
  investments, net of tax                                                                                      6              6
Other comprehensive loss                                                                                     (18)           (18)
                                                                                                                       -----------
Total comprehensive loss                                                                                                 (1,279)
                                                                                                                       -----------

Issuance of Series C preferred
  stock, net                     $  575                     (18)                                                            557
Series C preferred stock
  conversions                      (420)       107          313
Shares issued in acquisitions                   15           34                                                              49
Shares issued to benefit plans                              (97)                                148                          51
Purchase of common stock
  for treasury                                                                                  (23)                        (23)
Dividends on preferred stock                               (118)                                                           (118)
Other, net                                                   46           3            (9)                                   40
                                 -------------------------------------------------------------------------------------------------
Balance, December 31, 2002          155        634        9,697          (2)       (4,921)     (702)        (170)         4,691

Net loss                                                                             (223)                                 (223)
Foreign currency translation
  adjustment                                                                                                 239            239
Minimum pension liability
  adjustment                                                                                                  26             26
Net unrealized gain on
  investments, net of tax                                                                                      1              1
Other comprehensive income                                                                                     2              2
                                                                                                                       -----------
Total comprehensive income                                                                                                   45
                                                                                                                       -----------

Series C preferred stock
  conversions                       (70)        18           52
Shares issued in equity offerings               47          583                                                             630
Shares issued to benefit plans                              (37)                                 65                          28
Other, net                                       2           22         (17)                     63                          70
                                 -------------------------------------------------------------------------------------------------
Balance, December 31, 2003       $   85     $  701     $ 10,317      $  (19)      $(5,144)   $ (574)      $   98       $  5,464
                                 =================================================================================================

The accompanying notes are an integral part of these statements.

Notes to Consolidated              Corning Incorporated and Subsidiary Companies
Financial Statements
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of all entities controlled by Corning and our majority-owned domestic and foreign subsidiaries, after elimination of all material intercompany accounts, transactions and profits.

The equity method of accounting is used for investments in associated companies which are not controlled by Corning and in which our interest is generally between 20% and 50%. Our share of earnings or losses of associated companies, in which at least 20% of the voting securities is owned, is included in the consolidated operating results.

We consolidate one variable interest entity in which we are the primary beneficiary.

On December 13, 2002, we completed the sale of the precision lens business to 3M Company ("3M"). Our consolidated statements of operations and cash flows and related notes present the precision lens business as a discontinued operation.

Certain amounts for 2002 and 2001 have been reclassified to conform with the 2003 classifications.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect amounts reported therein. Significant estimates and assumptions in these Consolidated Financial Statements include restructuring and other charges and credits, allowances for doubtful accounts receivable, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, estimates of the fair value of assets held for disposal, environmental and legal liabilities, income taxes and deferred tax valuation allowances, and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

Revenue Recognition

We recognize revenue when it is realized or realizable and has been earned. Product revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, customer acceptance has occurred, and payment is reasonably assured. We reduce revenue for estimated product returns, allowances and price discounts based on past experience.

Foreign Currencies

Balance sheet accounts of foreign subsidiaries are translated at current exchange rates and statements of operations accounts are translated at average exchange rates for the year. Translation gains and losses are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in current earnings.

Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123")," we apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to our stock options and other stock-based compensation plans. These plans are more fully described in Note 19 (Stock Compensation Plans).

In accordance with APB No. 25, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of our common stock at the date of grant.

The following table illustrates the effect on loss from continuing operations and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Corning option is calculated using the Black-Scholes option-pricing model.

(In millions, except per share amounts):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Years ended December 31,
                                                                           ---------------------------------------------
                                                                              2003             2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations - as reported                              $    (223)        $ (1,780)        $  (5,532)
Less: Dividend requirements of preferred stock                                                   (128)               (1)
-----------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations attributable to common
  shareholders - as reported                                                    (223)          (1,908)           (5,533)
Add:  Stock-based employee compensation expense
  determined under APB No. 25, included in reported
  loss  from continuing operations, net of tax                                     1                1                79
Less:  Stock-based employee compensation expense
  determined under fair value based method, net of tax                          (162)            (278)             (446)
-----------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations attributable to common
  shareholders - pro forma                                                 $    (384)        $ (2,185)        $  (5,900)
-----------------------------------------------------------------------------------------------------------------------------------

Loss per common share from continuing operations:
    Basic - as reported                                                    $   (0.18)        $  (1.85)        $   (5.93)
    Basic - pro forma                                                      $   (0.30)        $  (2.12)        $   (6.32)

    Diluted - as reported                                                  $   (0.18)        $  (1.85)        $   (5.93)
    Diluted - pro forma                                                    $   (0.30)        $  (2.12)        $   (6.32)
-----------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents

All short-term, highly liquid investments with original maturities of 90 days or less, are considered cash equivalents.

Supplemental disclosure of cash flow information follows (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Years ended December 31,
                                                                           ---------------------------------------------
                                                                              2003             2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
Changes in certain working capital items:
     Trade accounts receivable                                                               $   153          $    666
     Inventories                                                           $    108              135               (47)
     Other current assets                                                        49             (363)               92
     Accounts payable and other current liabilities, net of
       restructuring payments                                                  (219)            (158)             (471)
-----------------------------------------------------------------------------------------------------------------------------------
     Total                                                                 $    (62)         $  (233)         $    240
-----------------------------------------------------------------------------------------------------------------------------------

Cash paid (received) for interest and income taxes:
     Interest expense                                                      $    124          $   112          $    111
     Income taxes, net of refunds received                                 $   (145)         $    60          $     99
-----------------------------------------------------------------------------------------------------------------------------------

Short-Term Investments

Our short-term investments consist of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities include U.S. treasury notes, state and municipal bonds, asset-backed securities, corporate bonds, commercial paper and certificates of deposit. These investments are on deposit with a major financial institution. Unrealized gains and losses, net of tax, are computed on the first-in first-out basis and are reported as a separate component of accumulated other comprehensive income
(loss) in shareholders' equity until realized.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Restricted Cash and Investments

Restricted cash and investments represent cash and investments that we are temporarily unable to access or funds set aside for other legally restricted purposes. Restricted cash consists primarily of cash provided as collateral for performance bonds and self-insured workers' compensation liabilities. Restricted investments also include U.S. treasury securities pledged as collateral to secure the payments on a promissory note. The note was issued in connection with a one-time dividend that was declared upon the issuance of the Series C convertible preferred stock.

Other Investments

Other investments include equity securities for which Corning does not have the ability to exercise significant influence. These investments are accounted for under the cost method of accounting. Equity securities that we are restricted from selling beyond one year are carried at cost. Unrestricted shares are adjusted to market value at the end of each accounting period. Unrealized gains and losses are reported in a separate component of shareholders' equity under the caption accumulated other comprehensive income (loss). A decline in the value of other investments below cost that is deemed to be other than temporary is charged to earnings, resulting in a new cost basis for that investment.

Property and Depreciation

Land, buildings and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties using the straight-line method. Except as described in Note 5 (Restructuring Actions) related to accelerated depreciation arising from restructuring programs, the estimated useful lives range from 20 to 40 years for buildings and 3 to 20 years for the majority of our equipment.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 141, "Business Combinations," and SFAS No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." Among other provisions, goodwill is no longer amortized but is subject to impairment tests at least annually. We selected the fourth quarter to perform the annual impairment test for goodwill. We adopted SFAS No. 142 on January 1, 2002. We completed our initial impairment review during the first quarter of 2002 and concluded a transitional impairment charge from the adoption of the standard was not required. As described in
Note 4 (Impairment of Goodwill), during the fourth quarter of 2002, we recorded a goodwill impairment charge in accordance with SFAS No. 142.

The following table presents a reconciliation of reported net loss and loss per share to adjusted net loss and loss per share, as if SFAS No. 142 had been in effect as of January 1, 2001 (in millions, except per share amounts):
--------------------------------------------------------------------------------
                                                  Years ended December 31,
                                             ---------------------------------
                                              2003         2002         2001
------------------------------------------------------------------------------

Reported net loss                            $ (223)     $(1,302)     $(5,498)
Goodwill amortization, net of income taxes                                345
                                             ---------------------------------
Adjusted net loss                            $ (223)     $(1,302)     $(5,153)
                                             =================================

Reported net loss per share - basic          $(0.18)     $ (1.39)     $ (5.89)
Goodwill amortization, net of income taxes                               0.37
                                             ---------------------------------
Adjusted net loss per share - basic          $(0.18)     $ (1.39)     $ (5.52)
                                             =================================

Reported net loss per share - diluted        $(0.18)     $ (1.39)     $ (5.89)
Goodwill amortization, net of income taxes                               0.37
                                             ---------------------------------
Adjusted net loss per share - diluted        $(0.18)     $ (1.39)     $ (5.52)
--------------------------------------------------------------------------------

Goodwill is allocated to our reporting units, which are the Telecommunications operating segment and the display technologies and specialty materials products of the Technologies operating segment. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. SFAS No. 142 requires us to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. We perform interim impairment tests when events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate.

Other intangible assets are recorded at cost and amortized over periods generally ranging from 5 to 20 years.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, such as plant and equipment, intangible assets and investments, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed are written-down to the greater of their fair value or salvage value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Treasury Stock

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders' equity in the consolidated balance sheets. From time to time, treasury shares may be reissued as contributions to our employee benefit plans. When shares are reissued, we use an average cost method for determining cost. The difference between the cost of the shares and the reissuance price is added or deducted from additional paid-in capital.

Income Taxes

We use the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax base using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Derivative Instruments

We participate in a variety of foreign exchange forward contracts, foreign exchange option contracts and interest rate swaps entered into in connection with the management of our exposure to fluctuations in foreign exchange and interest rates. These financial exposures are managed in accordance with corporate policies and procedures.

All derivatives are recorded at fair value on the balance sheet. Changes in the fair value of derivatives designated as cash flow hedges and hedges of net investments in foreign operations are recorded in accumulated other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item impacts earnings. Changes in the fair value of derivatives designated as fair value hedges are recorded currently in earnings offset to the extent the derivative was effective, by the changes in the fair value of the hedged item. Changes in the fair value of derivatives not designated as hedging instruments are recorded currently in earnings.

Effective January 1, 2001, Corning adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative after-tax credit to comprehensive income of $3 million. For the years ended December 31, 2003 and 2001, respectively, an after-tax loss of $3 million and $4 million was recorded in "other expense, net" for the ineffective portion of cash flow hedges.

1.   Summary of Significant Accounting Policies (concluded)

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other comprehensive income (loss) as part of the foreign currency translation adjustment. During 2001, the after-tax amount included in other comprehensive income (loss) as a result of a net investment hedge was $6 million.

Product Warranties

Provisions for estimated expenses related to product warranties are made at the time the products are sold using historical experience as a prediction of expected settlements. Reserves are adjusted when experience indicates an expected settlement will differ from initial estimates. Reserves for warranty items are included in other current liabilities.

New Standards Adopted

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised standard requires incremental pension and other postretirement benefit plan disclosures to financial statements and is designed to improve disclosure transparency. The adoption of this accounting standard did not have any effect on our results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," ("FIN 46") which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant, but not the majority amount of the beneficial interests. We have leased equipment from three VIEs for which the sole purpose is the leasing of equipment to us. We assessed the impact of this interpretation and determined that we are the primary beneficiary of one of these existing VIEs, and therefore, began to consolidate this entity beginning on July 1, 2003. At December 31, 2003, the assets and debt of this entity were $31 million and $34 million, respectively. We also evaluated the impact of this interpretation on the two other entities and determined that we are not the primary beneficiary for either entity. The assets and debt of these entities total $12 million. The adoption of this interpretation did not have a material effect on our results of operations or financial position.

In addition, we adopted the following new standards in 2003, which did not have a material impact on our consolidated financial position or results of operations:

..  SFAS No. 143, "Accounting for Asset Retirement Obligations,"
..  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal
   Activities,"
..  FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure
   Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"),
..  SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and
   Hedging Activities," and
..  SFAS No. 150, "Accounting for Certain Financial Instruments with
   Characteristics of both Liabilities and Equity."

2.   Discontinued Operations

On December 13, 2002, we completed the sale of our precision lens business to 3M for cash proceeds up to $850 million, of which $50 million was deposited in an escrow account. During 2002, we received approximately $800 million in cash and recorded a gain on the sale of $415 million, net of tax, in income from discontinued operations in the consolidated statements of operations. 3M has notified Corning that 3M believes it has certain claims arising out of the representations and warranties made by Corning in connection with the sale of the precision lens business to 3M. The parties are attempting to resolve such claims. In 2003, $1 million of the escrow balance was used to pay state income taxes. At December 31, 2003, approximately $49 million remains in the escrow account, and no other gain on the sale of the precision lens business will be recognized until such claims are resolved.

The precision lens business operating results and cash flows have been removed from our results of continuing operations for all periods presented and have been excluded from the operating segments data. There were no results from discontinued operations in 2003.

Summarized selected financial information for the discontinued operations related to the precision lens business follows (in millions):
-------------------------------------------------------------------------------
                                              For the years ended December 31,
                                              --------------------------------
                                                  2002             2001
-------------------------------------------------------------------------------

Net sales                                      $     268        $     225
                                               ==========================


Income before taxes                            $     100        $      50
Gain on sale before taxes                            652
Provision for income taxes                          (274)             (16)
                                               --------------------------

Net income                                     $     478        $      34
-------------------------------------------------------------------------------

3.   Inventory Write-down

During the second quarter of 2001, major customers in the photonic technologies product line reduced their order forecasts and canceled orders already placed. As a result, we determined that certain products were not likely to be sold during their product life cycle. We recorded a charge to write-down excess and obsolete inventory, including estimated purchase commitments, of $273 million ($184 million after-tax), which is included in cost of sales in the consolidated statement of operations. In the fourth quarter of 2001, we recorded an additional charge of $60 million ($37 million after-tax) for excess and obsolete inventory primarily in the photonic technologies product line in response to continued weak demand. This charge was also included in cost of sales.

During the second quarter of 2002, we favorably resolved an open issue from the second quarter of 2001 with a major photonic technologies' customer, which resulted in the recognition of revenue of $14 million and pre-tax income of $3 million. This revenue was recognized in part on shipment of inventory previously reserved. In addition, the business settled an open matter with a significant vendor, which resulted in the reversal of a vendor reserve of $20 million that was included in the second quarter 2001 charge. In total, the impact of these settlements in the second quarter of 2002 was pre-tax income of $23 million.

4.   Impairment of Goodwill

2003 Annual Assessment

Due to market conditions in the telecommunications and semiconductor industries, we performed goodwill impairment tests for our Telecommunications and specialty materials reporting units in the fourth quarter of 2003. The results of our impairment tests indicated that the fair value of each reporting unit exceeded its book value.

4.   Impairment of Goodwill (concluded)

2002 Charge

In the fourth quarter of 2002, we conducted our annual impairment tests and concluded that an impairment charge of $400 million ($294 million after-tax) was necessary to reduce the carrying value of goodwill in the Telecommunications reporting unit to its estimated fair value of $1.6 billion. The decrease in fair value at the end of 2002 from that measured in the initial benchmark assessment on January 1, 2002 primarily reflected the following:

..  a delay in the timing of the expected recovery from late 2002, or early 2003 to 2005,
..  a reduction in the short-term cash flow expectations of the fiber and cable business and a lower base from which the expected recovery will occur, and .. a reduction in the short and long-term cash flow expectations of the photonic technologies product line.

We retained valuation specialists to assist in the valuation of our tangible and identifiable intangible assets for the purpose of determining the implied fair value of goodwill at December 31, 2002.

2001 Charge

During the first half of 2001, we experienced a significant decrease in the rate of growth of our Telecommunications segment, primarily in the photonic technologies product line due to a dramatic decline in infrastructure spending in the telecommunications industry, and determined that there were events of impairment within photonics. We determined that our goodwill related to photonics was not recoverable under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which was the governing GAAP guidance at that time. As a result, we recorded a charge of $4.6 billion to impair a significant portion of goodwill, of which $3.0 billion related to the Pirelli transaction and $1.6 billion related to goodwill resulting from the acquisition of NetOptix Corporation.

5.   Restructuring Actions

Corning recorded net charges of $49 million ($14 million credit after tax and minority interest) in 2003. Major actions approved and initiated in 2003 included the following:

..  the shutdown of our 51% owned venture Corning Asahi Video Products Company
   ("CAV"), which was a manufacturer of glass panel and funnels for use in conventional tube televisions within the Technologies segment,
..  the sale and exit of our photonics products within the Telecommunications segment, and
.. the shutdown of two of our specialty materials manufacturing facilities, which are within the Technologies segment.

Restructuring Charges
---------------------
The 2003 restructuring charges of $41 million included $90 million of employee separation costs (including special termination and curtailment losses related to pension and postretirement health care plans) and $37 million in other exit costs (principally lease termination and contract cancellation payments), offset by an $86 million credit related to previous restructuring actions. These credits were primarily the result of revised cost estimates of existing restructuring plans and a decision to not exit two small cabling sites. The charge entailed the elimination of approximately 1,975 hourly and salaried positions including involuntary separation, early retirement and social programs. In addition, we recorded a $20 million foreign deferred tax benefit adjustment related to restructuring charges recorded in 2002. This credit is reflected in the consolidated statement of operations under, "Benefit for income taxes."

Impairment of Plant and Equipment to be Shutdown or Disposed
------------------------------------------------------------
Corning recorded a net credit of $21 million in 2003. This included $40 million of charges to impair plant and equipment related to facilities to be shutdown or disposed, which comprised $11 million for the North Brookfield semiconductor materials plant closure, $14 million related to a cabling plant, $10 million related to the final exit of photonics, and $5 million of other various costs. The impairment charges were determined based on the amount by which the carrying value exceeded the fair market value of the asset. The charge was more than offset by $61 million in credits related to previous restructuring actions. These credits were primarily the result of our decision not to exit two of the previous cabling sites marked for shutdown in 2002 as well as proceeds on asset disposals exceeding assumed salvage values.

Impairment of Cost Investments
------------------------------
In the first quarter, we recorded a $5 million charge for other than temporary declines in certain cost investments in the Telecommunications segment. In the third quarter, we sold these investments for $4 million in cash, which was $1 million more than previously expected. We reported this gain as a credit to restructuring actions.

Loss on Sale of Photonics
-------------------------
We recorded a loss of $13 million in the third quarter when we completed the sale of certain photonic technologies assets to Avanex Corporation ("Avanex"). In exchange for our photonics assets and $22 million in cash, we received 21 million restricted shares of Avanex common stock, which we valued at approximately $53 million. These shares are restricted from sale for approximately one year at which point the restrictions are lifted at intervals beginning July 2004 and ending October 2005. As the shares become unrestricted, we will mark-to-market the shares through other comprehensive income as available-for-sale securities. The Avanex restricted shares are reflected as a cost investment and recorded under "Investments" in our consolidated balance sheet. Approximately 400 employees of the photonic technologies products became employees of Avanex in the third quarter. The loss on sale included a $21 million reduction of our goodwill. See Note 10 (Investments) for further detail.

In addition to these restructuring action costs, we also incurred the following charges in our consolidated statement of operations related to the exit of photonics:

.. an increase to the deferred tax valuation allowance by $21 million as we do not expect to realize certain deferred tax assets in Italy, which is reflected in the consolidated statement of operations under, "Benefit for income taxes," and
.. a $7 million impairment charge for equity investments that were abandoned as part of the exit from photonics, which is reflected in the consolidated statement of operations under, "Equity in earnings of associated companies, net of impairments."

Accelerated Depreciation
------------------------
We recorded $12 million of accelerated depreciation as a result of our decision to shutdown our semiconductor materials manufacturing facility in Charleston, South Carolina by March 31, 2004. We will record an additional $36 million in the first quarter of 2004 while the plant continues operating.


The following table summarizes the charges, credits and balances of the restructuring reserves as of and for the year ended
December 31, 2003 (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Year ended December 31, 2003
                                                  --------------------------------------                                 Remaining
                                                                  Reversals       Net        Non-cash         Cash      reserve at
                                       January 1,                to existing   charges/        uses         payments     Dec. 31,
                                         2003       Charges         plans     (reversals)     in 2003        in 2003       2003
-----------------------------------------------------------------------------------------------------------------------------------
Restructuring:
Employee related costs                 $  273       $    90       $   (63)      $   27        $ (27)        $  (195)    $    78
Exit costs                                132            37           (23)          14                          (38)        108
                                       ----------------------------------------------------------------------------------------
     Total restructuring charges       $  405       $   127       $   (86)      $   41        $ (27)        $  (233)    $   186
                                       ----------------------------------------------------------------------------------------

Impairment:
Assets to be disposed of by sale
  or abandonment                                    $    40       $   (61)      $  (21)
Cost investments                                          5            (1)           4
                                                    ------------------------------------
     Total impairment charges                       $    45       $   (62)      $  (17)
                                                    ------------------------------------

Other:
Loss on Avanex transaction                          $    13                     $   13
Accelerated depreciation                                 12                         12
                                                    ------------------------------------
     Total other charges                            $    25                     $   25
                                                    ------------------------------------

Total restructuring, impairment and
  other charges and credits                         $   197       $  (148)      $   49
Tax (benefit) expense and minority
  interest                                              (83)           20          (63)
                                                    ------------------------------------
Restructuring, impairment and other
  charges and credits, net                          $   114       $  (128)      $  (14)
-----------------------------------------------------------------------------------------------------------------------------------

Cash payments for employee-related costs will be substantially completed by the end of 2004, while payments for exit activities will be substantially completed by the end of 2005. We expect approximately one-half of the 2003 restructuring charges to be paid in cash.


The following table summarizes the net charge (reversals) for 2003 restructuring actions by operating segment (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Corporate
                                                                                                   Functions
                                                               Telecom-                            Including
                                                              munications      Technologies        Research         Total
-----------------------------------------------------------------------------------------------------------------------------------
Net charges (reversals) for restructuring actions               $  (36)           $   72           $    13         $   49
-----------------------------------------------------------------------------------------------------------------------------------


The following table summarizes the headcount reduction related to the 2003 plans:
-----------------------------------------------------------------------------------------------------------------------------------
                                                               U.S. Hourly      U.S.Salaried        Non-U.S.        Total
-----------------------------------------------------------------------------------------------------------------------------------
Headcount reduction                                                 975             750               250           1,975
-----------------------------------------------------------------------------------------------------------------------------------

As of December 31, 2003, approximately 1,600 of the 1,975 employees had been separated under the 2003 plans. We expect the remaining to be separated by December 31, 2004, with the majority to be separated by the end of the first quarter of 2004.

2002 Restructuring Actions

The continued decline in demand in the Telecommunications segment during 2002 required additional restructuring beyond that taken in 2001 to bring manufacturing capacity in line with revenue projections. We recorded total charges of $1.3 billion ($929 million after-tax and minority interest) over the second, third and fourth quarters. Actions approved and initiated in 2002 included the following:

..  permanent closing of our optical fiber manufacturing facilities in Noble
   Park, Victoria, Australia, and Neustadt bei Coburg, Germany. We also mothballed our optical fiber manufacturing facility in Concord, North
   Carolina and transferred certain capabilities to our Wilmington, North Carolina facility,
..  reductions in capacity and employment in our cabling and hardware and equipment locations worldwide to reduce costs, .. permanent closure of our photonic technologies thin film filter manufacturing facility in Marlborough, Massachusetts,
.. permanent abandonment of certain construction projects that had been stopped in 2001 in the fiber and cable business within the Telecommunications segment,
..  closure of minor manufacturing facilities, primarily in the
   Telecommunications segment,
.. closure and consolidation of research facilities, .. elimination of positions worldwide through voluntary and involuntary programs, and
.. divestiture of a portion of the controls and connectors product line in the Telecommunications segment.

In addition, we impaired cost based investments in a number of private telecommunications companies based upon a decision in the fourth quarter of 2002 to divest the portfolio.


The following table summarizes the charges, credits and balances of the restructuring reserves as of December 31, 2002
(in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                         Year ended December 31, 2002
                                                    --------------------------------------                               Remaining
                                                                  Reversals       Net        Non-cash         Cash      reserve at
                                     January 1,                  to existing   charges/        uses         payments     Dec. 31,
                                        2002        Charges         plans     (reversals)     in 2002        in 2002       2002
-----------------------------------------------------------------------------------------------------------------------------------
Restructuring:
Employee related costs                 $  198      $    376       $    (5)      $   371       $ (40)        $  (256)    $   273
Exit costs                                 78            85            (9)           76                         (22)        132
                                       ----------------------------------------------------------------------------------------
     Total restructuring charges       $  276      $    461       $   (14)      $   447       $ (40)        $  (278)    $   405
                                       ----------------------------------------------------------------------------------------

Impairment:
Assets to be disposed of by sale
  or abandonment                                   $    712       $   (11)      $   701
Cost investments                                        107                         107
                                                   -------------------------------------
     Total impairment charges                      $    819       $   (11)      $   808
                                                   -------------------------------------

Other:
Loss on divestiture                                $     16                     $    16

Total restructuring, impairment and
  other charges and credits                        $  1,296       $   (25)      $ 1,271
Tax (benefit) expense and minority
  interest                                             (352)           10          (342)
                                                   -------------------------------------
Restructuring, impairment and other
  charges and credits, net                         $    944       $   (15)      $   929
-----------------------------------------------------------------------------------------------------------------------------------


The following table summarizes the net charges (reversals) for 2002 restructuring actions by operating segment (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Corporate
                                                                                 Functions
                                                Telecom-                         Including
                                               munications     Technologies      Research            Total
-----------------------------------------------------------------------------------------------------------------------------------
Net charges for restructuring actions          $ 1,053           $    10         $   208          $  1,271
-----------------------------------------------------------------------------------------------------------------------------------

The following table summarizes the headcount reduction related to the 2002 plans:
-----------------------------------------------------------------------------------------------------------------------------------
                                               U.S. Hourly    U.S. Salaried       Non-U.S.           Total
-----------------------------------------------------------------------------------------------------------------------------------
Headcount reduction                              1,650             2,950           2,500             7,100
-----------------------------------------------------------------------------------------------------------------------------------

As of December 31, 2003, all of the 7,100 employees from the 2002 plan had been separated.

2001 Restructuring Actions

In July and October of 2001, we announced a series of restructuring actions in response to significant deteriorating business conditions which began initially in our Telecommunications segment, but eventually spread to our other businesses as the year progressed. The following actions were approved and undertaken in 2001:

.. closure of seven major manufacturing facilities and the consolidation of several smaller facilities in the Telecommunications and Technologies segments,
..  discontinuation of our initiative in Corning Microarray Technology products, part of our life sciences products, and
.. elimination of approximately 12,000 positions affecting all operating segments, but especially impacting the photonic technologies, hardware and equipment and the optical fiber and cable products. This action included a selective voluntary early retirement program for certain employees along with involuntary separations.

These actions resulted in a pre-tax charge totaling $953 million ($585 million after-tax) for the year ended December 31, 2001. Approximately one third of the total charge was expected to be paid in cash.

5.   Restructuring Actions (concluded)

The following table summarizes the charges and balances of the restructuring reserves as of December 31, 2001 (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Non-cash             Cash           Remaining
                                                          Total          uses            payments        reserve at
                                                         charges        in 2001           in 2001       Dec. 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Restructuring:
Employee related costs                                 $     324       $    (66)        $    (60)         $     198
Exit costs                                                    95                             (17)                78
                                                       ------------------------------------------------------------
    Total restructuring charges                        $     419       $    (66)        $    (77)         $     276
                                                       ------------------------------------------------------------

Impairment:
Assets held for use                                    $      46
Assets to be disposed of by sale or abandonment              496
                                                       ---------
    Total impairment charges                           $     542
                                                       ---------

Total restructuring and impairment charges             $     961
Discontinued operations                                       (8)
                                                       ---------
Restructuring and impairment charges
  from continuing operations                                 953
Tax benefit and minority interest                            368
                                                       ---------

Restructuring and impairment charges, net              $     585
-----------------------------------------------------------------------------------------------------------------------------------

The following table summarizes the charge for 2001 restructuring actions by operating segment (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Corporate
                                                                                         Functions
                                                        Telecom-                         Including
                                                       munications   Technologies        Research           Total
-----------------------------------------------------------------------------------------------------------------------------------
Charges for restructuring actions                      $    640        $   122           $    191          $  953
-----------------------------------------------------------------------------------------------------------------------------------


The following table summarizes the headcount reduction related to the 2001 plans:
-----------------------------------------------------------------------------------------------------------------------------------
                                                       U.S. Hourly   U.S. Salaried        Non-U.S.          Total
-----------------------------------------------------------------------------------------------------------------------------------
Headcount reduction                                       6,000          3,100             2,900            12,000
-----------------------------------------------------------------------------------------------------------------------------------

As of December 31, 2002, all of the 12,000 employees had been separated under the plans.

6.   Impairment of Long-Lived Assets Other Than Goodwill

Given our restructuring actions and the market conditions facing our businesses, at various times throughout 2001 to 2003, we performed evaluations of the recoverability of our long-lived assets. In each case that an impairment evaluation was required, we developed operating cash flow projections for each strategic alternative and made assessments as to the probability of each outcome. If our projections indicated that our long lived assets were not recoverable through future cash flows, we were then required to estimate the fair value of the long-lived assets, which were limited to property, plant and equipment, using the expected cash flow approach as a measure of fair value.

2003 Impairment Charges

In April 2003, we announced that we had agreed with our partner to shutdown CAV and wrote down its assets to their estimated salvage values. This resulted in an impairment charge of $62 million ($19 million after-tax and minority interest).

6.   Impairment of Long-Lived Assets Other Than Goodwill (concluded)

Subsequent to our decision to exit, CAV signed a definitive agreement to sell tangible assets to Henan Anyang CPT Glass Bulb Group, Electronic Glass Co., Ltd. (Henan Anyang), located in China, for amounts exceeding estimated salvage values. Upon the receipt of $10 million in cash, we recognized a $5 million credit in restructuring. We expect the sale to be completed in the first half of 2004 at which time we anticipate recognizing an additional gain of approximately $40 million ($13 million after-tax and minority interest).

2002 Impairment Charges

Photonic technologies
---------------------
In 2002, the telecommunications market underwent a dramatic decline in demand for its products as major buyers of network equipment in this industry reduced their capital spending. This negative trend was expected to continue into the foreseeable future. As a result of our impairment evaluation, the photonics assets were written down to estimated salvage value, as this amount was our best estimate of fair value. This resulted in a $269 million ($195 million after-tax) write-down of the long-lived assets including $90 million related to patents.

Conventional video components
-----------------------------
In 2002, the market was impacted by a decline in demand for conventional television glass and a dramatic increase in the importation of television glass, tubes and sets from Asia. These trends were expected to continue into the foreseeable future. As a result of our impairment evaluation, the CAV's assets were written down to their estimated fair values. This resulted in a $140 million ($44 million after-tax and minority interest) write down of the assets.

2001 Impairment Charges

Photonic technologies
---------------------
In 2001, the telecommunications market's dramatic decline began. We performed an asset impairment evaluation of our photonics product line and incurred a charge of $116 million to write-down intangible assets to their estimated fair values.

7.   Short-Term Investments

We invest in publicly traded, highly liquid debt securities with credit ratings of A or better (A-2 and P-2 or better for short-term ratings).

The following is a summary of the fair value of available-for-sale securities (in millions):
-------------------------------------------------------------------------------
                                                       December 31,
                                                 -----------------------
                                                   2003          2002
-------------------------------------------------------------------------------
Bonds, notes and other securities
    United States government and agencies        $   88         $  315
    States and municipalities                        93            168
    Asset-backed securities                          93             58
    Commercial paper                                 25             10
    Other debt securities                           134            113
-------------------------------------------------------------------------------
      Total short-term investments               $  433         $  664
-------------------------------------------------------------------------------

Gross unrealized gains and losses were insignificant at December 31, 2003 and 2002.

The following table summarizes the contractual maturities of debt securities at December 31, 2003 (in millions):
-------------------------------------------------------------------------------
Less than one year                               $  137
Due in 1-2 years                                    123
Due in 2-5 years                                     89
Due after 5 years                                    84
-------------------------------------------------------------------------------
     Total                                       $  433
-------------------------------------------------------------------------------

Proceeds from sales of short-term investments totaled $1.4 billion and $2.2 billion in 2003 and 2002, respectively. The gross realized gains related to sales of short-term investments were $2 million in 2003 and $10 million in 2002. The gross realized losses related to sales of short-term investments were insignificant in 2003 and $8 million in 2002.

8.   Inventories

Inventories consist of the following (in millions):
-------------------------------------------------------------------------------
                                              December 31,
                                       ---------------------------
                                         2003              2002
-------------------------------------------------------------------------------
   Finished goods                      $     141         $    212
   Work in process                           113              115
   Raw materials and accessories             138              135
   Supplies and packing materials             75               97
-------------------------------------------------------------------------------
   Total inventories                   $     467         $    559
-------------------------------------------------------------------------------

9.   Income Taxes

---------------------------------------------------------------------------------------------------------------------
                                                                                    Years ended December 31,
                                                                           -----------------------------------------
(In millions)                                                                   2003          2002           2001
---------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes:
   U.S. companies                                                          $    (927)      $  (2,045)    $  (2,995)
   Non-U.S. companies                                                            168            (675)       (3,166)
---------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                        $    (759)      $  (2,720)    $  (6,161)
---------------------------------------------------------------------------------------------------------------------

Current and deferred (benefit) provision for income taxes:
Current:
   Federal                                                                 $     (11)      $    (330)    $     (22)
   State and municipal                                                            (3)             (7)            9
   Foreign                                                                        23              43            73
Deferred:
   Federal                                                                      (258)           (263)         (420)
   State and municipal                                                           (24)            (70)          (72)
   Foreign                                                                        19             (99)          (36)
---------------------------------------------------------------------------------------------------------------------
Benefit for income taxes                                                   $    (254)      $    (726)    $    (468)
---------------------------------------------------------------------------------------------------------------------

Effective tax rate reconciliation:
   Statutory U.S. benefit rate                                                 (35.0)%         (35.0)%       (35.0)%
   State income benefit, net of federal benefit                                 (5.3)%          (2.7)         (0.8)
   Nondeductible goodwill and other expenses                                     0.6             1.1          28.4
   Foreign and other tax credits                                                (0.1)                         (0.3)
   Lower (higher) taxes on subsidiary earnings                                   0.8            (0.1)         (0.3)
   Valuation allowances                                                          4.9            10.2           0.5
   Other items, net                                                              0.7            (0.2)         (0.1)
---------------------------------------------------------------------------------------------------------------------
Effective income tax (benefit) rate                                            (33.4)%         (26.7)%        (7.6)%
---------------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follow (in millions):
-------------------------------------------------------------------------------
                                                       December 31,
                                                --------------------------
                                                   2003            2002
-------------------------------------------------------------------------------

Loss and tax credit carryforwards               $  1,045        $   435
Capitalized research and development                 252            182
Restructuring reserves                               146            532
Postretirement medical and life benefits             244            240
Inventory                                             55             93
Intangible and other assets                          125            111
Other accrued liabilities                            177            121
Other employee benefits                               14             45
Other                                                 79             68
-------------------------------------------------------------------------------
Gross deferred tax assets                          2,137          1,827
Valuation allowance                                 (469)          (417)
-------------------------------------------------------------------------------
Deferred tax assets                                1,668          1,410
-------------------------------------------------------------------------------
Fixed assets                                        (201)          (224)
Other                                                                (3)
-------------------------------------------------------------------------------
Deferred tax liabilities                            (201)          (227)
-------------------------------------------------------------------------------
Net deferred tax assets                         $  1,467        $ 1,183
-------------------------------------------------------------------------------

At December 31, 2003, we have recorded gross deferred tax assets of approximately $2.1 billion with a valuation allowance of $469 million, and offset by deferred tax liabilities of $201 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of specific foreign and state tax benefits, net operating losses and tax credits. The net deferred tax assets of approximately $1.5 billion consist of a combination of domestic (U.S. federal, state and local) and foreign tax benefits for: (a) items which have been recognized for financial reporting purposes, but which will be reported on tax returns to be filed in the future, and (b) loss and tax credit carryforwards. As explained further below, we have performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes." This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax-planning strategies. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that such assets, net of the existing valuation allowance, will be realized.

Net domestic deferred tax assets are approximately $1.3 billion at December 31, 2003. Approximately $460 million of these net deferred tax assets relate to loss and tax credit carryforwards that expire through 2023. The remaining net deferred tax assets comprise the following deductible temporary differences:

1. other postretirement benefits of $244 million, which will reverse over the next 40 to 50 years;
2. restructuring and other liabilities of $155 million, which will reverse over the next 10 years;
3. research and development expenditures of $252 million, which will reverse over the next 10 years; and
4. other miscellaneous items of $178 million, which will reverse, on average, over the next 10 years.

Approximately 10% of our net domestic deferred tax assets will be realized through net operating loss carrybacks claims to be filed over the next three to five years, which will generate cash refunds during such period. We expect the remaining net domestic deferred tax assets to be realized from future earnings. However, in the event future earnings are insufficient, approximately 40% of our net domestic deferred tax assets could be realized through a tax-planning strategy involving the sale of a non-strategic appreciated asset. Realization of the remaining 50% of our net domestic deferred tax assets is solely dependent on our ability to generate sufficient future taxable income during carryforward periods of approximately 20 years.

The minimum amount of domestic future taxable income that would have to be generated to realize this portion of our deferred tax assets is $1.7 billion over at least 20 years. Currently, we are generating domestic losses. However, our forecast of domestic taxable income indicates it is more likely than not that the future results of operations in the U.S. will generate sufficient taxable income to realize this portion of our deferred tax assets. Specifically, we expect to incur significantly lower domestic losses in 2004 and to return to profitability in the U.S. in 2005. Key assumptions embedded in these near-term forecasts follow:

9.   Income Taxes (concluded)

1. Our 2004 U.S. losses will decrease as a result of the 2003 exit of the photonics technologies business and CAV.
2. We expect to see improved earnings trends in our Telecommunications segment which is primarily in the U.S. This includes a significantly lower loss in 2004 and a return to profitability in 2005. This trend is partially being driven by the realization of lower operating costs as a result of prior years' restructuring actions. In addition, we are forecasting revenue to be flat or down slightly in 2004 but significantly higher in 2005 due to an expected recovery in the telecommunications industry in 2005.
3. Our specialty materials semiconductor business will generate higher earnings in 2004 as a result of a recovery in the semiconductor equipment industry and lower operating costs as a result of the fourth quarter 2003 restructuring actions, which will be completed by the end of the first quarter of 2004.
4. Our display business will continue its rapid growth. Although this business is largely based in Asia, domestic earnings relating to this business have increased in 2003 and are expected to continue to increase over the next several years, in part due to an increase in U.S. royalty income.
5. We will continue to sustain modest growth in our remaining domestic businesses and, except for the restructuring actions announced prior to December 31, 2003, we do not expect to incur any significant additional restructuring or impairment charges.

Our forecast of domestic income is based on assumptions about and current trends in Corning's operating segments, and there can be no assurance that such results will be achieved. We review such forecasts in comparison with actual results and expected trends quarterly for purpose of our recoverability assessment. As a result of this review, if we determine that we will not return to profitability in the U.S. in 2005 or if sufficient future taxable income may not be generated to fully realize the net deferred tax assets, we will increase the valuation allowance by a charge to income tax expense by an amount equal to the portion of the deferred tax assets to be realized through projected future taxable income. If we record such a valuation allowance, we will also cease to recognize additional tax benefits on losses in the U.S.

The change in the total valuation allowance for the year ended December 31, 2003 was an increase of $52 million. The increase in the 2003 valuation allowance was primarily due to the uncertainty regarding the realization of certain foreign tax benefits, foreign net operating losses and foreign tax credits.

We currently provide income taxes on the earnings of foreign subsidiaries and associated companies to the extent these earnings are currently taxable or expected to be remitted. Taxes have not been provided on approximately $1.2 billion of accumulated foreign unremitted earnings which are expected to remain invested indefinitely.

We do not provide income taxes on the post-1992 earnings of domestic subsidiaries that we expect to recover tax-free without significant cost. Income taxes have been provided for post-1992 unremitted earnings of domestic corporate joint ventures that we do not expect to recover tax-free. Unremitted earnings of domestic subsidiaries and corporate joint ventures that arose in fiscal years beginning on or before December 31, 1992 have been indefinitely reinvested.

In 2001, tax legislation was enacted in the U.S. that temporarily extended the net operating loss carryback period from two to five years. Due to this legislative change, we were able to carryback the 2002 U.S. federal net operating loss and claim a refund that would not have otherwise been available. Corning received a $191 million refund in the first quarter of 2003.

10.  Investments

Associated Companies at Equity

At December 31, 2003 and 2002, our total investments accounted for by the equity method were $978 million and $746 million, respectively.

The financial position and results of operations of these investments follows (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 -------------------------------------------------
                                                                  2003 (1)             2002                2001
-----------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                   $  4,971            $  1,846            $ 1,892
     Gross profit                                                $  1,649            $    648            $   631
     Net income                                                  $    505            $    317            $   340
     Corning's equity in earnings of affiliated companies (2)(3) $    209            $    116            $   148

-----------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31,
                                                                 ------------------------------
                                                                    2003               2002
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet:
     Current assets                                              $  3,531            $    854
     Long-lived assets                                           $  5,028            $  1,557
     Current portion of long-term debt                           $    120            $    108
     Other current liabilities                                   $  1,716            $    322
     Long-term debt                                              $    219            $    181
     Long-term liabilities                                       $    315            $    184
     Liabilities subject to compromise (1)                       $  3,615
     Minority interest                                           $    147            $     59

-----------------------------------------------------------------------------------------------------------------------------------
                                                                          For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2003               2002                2001
-----------------------------------------------------------------------------------------------------------------------------------
Dividends received from affiliated companies                     $    112            $     83            $    73

-----------------------------------------------------------------------------------------------------------------------------------

(1) Corning resumed recognition of equity earnings in Dow Corning in 2003. See Dow Corning discussion below.
(2) Equity in earnings shown above and in the consolidated statements of operations is net of amounts recorded for income tax.
(3) Includes $7 million and $34 million of charges to impair investments in equity affiliates in 2003 and 2002, respectively, and $66 million related to Samsung Corning's 2003 asset impairment charge.

At December 31, 2003, approximately $789 million of equity in undistributed earnings of equity companies was included in our accumulated deficit.

We have contractual agreements with several of our equity investees which include sales, purchasing, licensing and technology agreements. Except for Samsung Corning Precision Glass Co., Ltd., as noted below, transactions with and balances due to and from these related companies were not material to the consolidated financial statements taken as a whole.

A discussion and summarized results of Corning's significant investees at December 31, 2003 are as follows:

Samsung Corning Precision Glass Co., Ltd. ("Samsung Corning Precision")
-----------------------------------------------------------------------

Samsung Corning Precision, a 50%-owned South Korea-based manufacturer of liquid crystal display glass, represented $299 million and $187 million of our investments accounted for by the equity method at December 31, 2003 and 2002, respectively.

The financial position and results of operations of Samsung Corning Precision follow (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2003               2002                2001
-----------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                   $    590            $    335            $   237
     Gross profit                                                $    424            $    217            $   160
     Net income                                                  $    295            $    162            $   119
     Corning's equity in earnings of affiliated companies        $    144            $     80            $    60

-----------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31,
                                                                 -----------------------------
                                                                    2003              2002
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet:
     Current assets                                              $    162            $    137
     Long-lived assets                                           $    720            $    393
     Current portion of long-term debt                           $     24            $      6
     Other current liabilities                                   $    218            $    100
     Long-term debt                                              $     24            $     43
     Long-term liabilities                                       $     17            $      8

-----------------------------------------------------------------------------------------------------------------------------------
                                                                        For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2003              2002                 2001
-----------------------------------------------------------------------------------------------------------------------------------
Dividends received from affiliated companies                     $     33            $     23            $    17

-----------------------------------------------------------------------------------------------------------------------------------

Sales to Samsung Corning Precision totaled $68 million, $39 million and $18 million for the years ended December 31, 2003, 2002 and 2001, respectively. Purchases from Samsung Corning Precision totaled $26 million, $10 million and $12 million for the years ended December 31, 2003, 2002 and 2001, respectively. Balances due to and from Samsung Corning Precision were immaterial at December 31, 2003 and 2002.

Samsung Corning Co. Ltd. ("Samsung Corning")
--------------------------------------------

Samsung Corning, a 50%-owned South Korea-based manufacturer of glass panels and funnels for television and display monitors, represented $320 million and $381 million of our investments accounted for by the equity method at December 31, 2003 and 2002, respectively. In 2003, Samsung Corning recorded a significant asset impairment charge, our portion of which was $66 million after tax.

The financial position and results of operations of Samsung Corning follow (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            For the years ended December 31,
                                                                    ------------------------------------------------
                                                                       2003               2002                2001
-----------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                      $    895            $    854            $   886
     Gross profit                                                   $    199            $    225            $   227
     Net (loss) income                                              $    (74)           $     99            $   107
     Corning's equity in (losses) earnings of affiliated companies  $    (39)           $     44            $    51

-----------------------------------------------------------------------------------------------------------------------------------
                                                                             December 31,
                                                                    -----------------------------
                                                                       2003              2002
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet:
     Current assets                                                 $    467            $    347
     Long-lived assets                                              $    572            $    859
     Current portion of long-term debt                              $     72            $     63
     Other current liabilities                                      $    116            $    115
     Long-term debt                                                 $     87            $     90
     Long-term liabilities                                          $     68            $    119
     Minority interest                                              $     55            $     59

-----------------------------------------------------------------------------------------------------------------------------------
                                                                            For the years ended December 31,
                                                                    --------------------------------------------------
                                                                       2003               2002                2001
-----------------------------------------------------------------------------------------------------------------------------------
Dividends received from affiliated companies                        $     29            $     17            $    22

-----------------------------------------------------------------------------------------------------------------------------------

Dow Corning Corporation ("Dow Corning")
---------------------------------------

Dow Corning, a 50%-owned U.S. based manufacturer of silicone products represented $185 million of our investments accounted for by the equity method at December 31, 2003. In 1995, Corning fully impaired its investment of Dow Corning upon its entry into bankruptcy proceedings and did not recognize equity earnings from the second quarter of 1995 through the end of 2002. Corning began recognizing equity earnings in the first quarter of 2003 when management concluded that its emergence from bankruptcy protection was probable based on the Bankruptcy Court's findings on December 11, 2002. See discussion below for additional information for a history of this matter. With the exception of the remote possibility of a future bankruptcy related charge, Corning considers the difference between the carrying value of its investment in Dow Corning and its 50% share of Dow Corning's equity to be permanent. This difference is $270 million.

The financial position and results of operations of Dow Corning follow (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 -------------------------------------------------
                                                                    2003               2002                2001
-----------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                   $  2,873            $  2,610            $ 2,439
     Gross profit                                                $    820            $    728            $   542
     Net income (loss)                                           $    177            $     59            $   (28)
     Corning's equity in earnings of affiliated companies        $     82

-----------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31,
                                                                 -----------------------------
                                                                    2003              2002
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet:
     Current assets                                              $  2,558            $  2,162
     Long-lived assets                                           $  3,450            $  3,465
     Current portion of long-term debt                           $      9            $     13
     Other current liabilities                                   $  1,185            $  1,159
     Long-term debt                                              $     52            $     50
     Long-term liabilities                                       $    212            $    108
     Liabilities subject to compromise (1)                       $  3,615            $  3,667
     Minority interest                                           $     92            $     90

-----------------------------------------------------------------------------------------------------------------------------------0

(1) Dow Corning's financial statements for 2003, 2002 and 2001 have been prepared in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the filing date (May 15, 1995) and identification of all transactions and events that are directly associated with the reorganization.

Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousand breast-implant product lawsuits each of which typically sought damages in excess of one million dollars. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization ("Joint Plan") which provided for the settlement or other resolution of implant claims. The Joint Plan included releases for third parties (including Corning and The Dow Chemical Company ("Dow Chemical") as shareholders) in exchange for contributions to the Joint Plan. By an order dated November 30, 1999, the Bankruptcy Court confirmed the Joint Plan, but with certain limitations concerning the third party releases as reflected in an opinion issued on December 21, 1999. On November 13, 2000, the U.S. District Court for the Eastern District of Michigan reversed the Bankruptcy Court's order, restored the third-party releases, and confirmed the Joint Plan. Certain foreign claimants, the U.S. government, and certain other tort claimants appealed from the District Court's order. On January 29, 2002, the U.S. Court of Appeals for the Sixth Circuit affirmed the determinations made in the District Court with respect to the foreign claimants, but remanded to the District Court for further proceedings with respect to certain lien claims of the U.S. government and with respect to the findings supporting the non-debtor releases in favor of Dow Corning's shareholders, foreign subsidiaries and insurers. The Plan proponents have settled the lien claims of the U.S. government for $9.8 million to be paid from the Settlement Fund under the Plan. On December 11, 2002, the District Court entered further findings and conclusions supporting the non-debtor releases. Certain tort claimants filed appeals to the U.S. Court of Appeals for the Sixth Circuit from the District Court's order. One group of foreign claimants has settled and dismissed their appeal, leaving a grouping of approximately 50 plaintiffs from Nevada as the remaining appellants. The appellate process may take another 6 months. If the Joint Plan with shareholder releases is upheld after all appeals, any remaining personal injury claims against Corning in these matters will be channeled to the resolution procedures under the Joint Plan. If the Joint Plan with shareholder releases is not upheld after all appeals, Corning would expect to defend any remaining claims against Corning (and any new claims) on the same grounds that led to a series of orders and judgments dismissing all claims against us in the federal courts and in many state courts as described under the heading Implant Tort Lawsuits immediately hereafter. Management believes that the claims against Corning lack merit and that the risk of material impact on Corning's financial statements is remote.

Under the terms of the Joint Plan, Dow Corning will establish a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.3 billion, subject to the limitations, terms and conditions stated in the Joint Plan. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and issuance of senior notes, to its commercial creditors. These creditors claim approximately $810 million in principal plus an additional sum for pendency interest, costs and fees from the petition date (May 15, 1995) through the effective date under the Plan when payment is made. The commercial creditors have contested the Bankruptcy Court's disallowance of their claims for post-petition interest at default rates of interest, and have appealed to the District Court. The District Court heard oral arguments on this appeal on May 2, 2002, and has not ruled. The amount of additional interest, costs and fees at issue in these claims against Dow Corning is approximately $100 million pre-tax.

Pittsburgh Corning Corporation ("PCC")
--------------------------------------

Corning and PPG Industries, Inc. ("PPG") each own 50% of the capital stock of PCC. Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the United States Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and had insufficient remaining insurance and assets to deal with its alleged current and future liabilities. More than 100,000 additional claims have been filed with PCC after its bankruptcy filing. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC's asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC's asbestos products. Corning is also currently named in approximately 11,200 other cases (approximately 40,700 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

In the bankruptcy court, PCC in April 2000 obtained a preliminary injunction against the prosecution of asbestos actions arising from PCC's products against its two shareholders to afford the parties a period of time ("the Injunction Period") in which to negotiate a plan of reorganization for PCC ("PCC Plan"). The Injunction Period was extended on several occasions through September 30, 2002, and later for a period from December 23, 2002, through January 23, 2003, and was reinstated as of April 22, 2003, and will now continue, pending developments with respect to the PCC Plan as described below.

10.  Investments (concluded)

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

On March 28, 2003, Corning announced that it had reached agreement with representatives of current and future asbestos claimants on a settlement arrangement that will be incorporated into the PCC Plan. This settlement is subject to a number of contingencies, including a favorable vote by 75% of the asbestos claimants voting on the PCC Plan, and approval by the bankruptcy court. Corning's settlement will require the contribution, when the Plan becomes effective, of its equity interest in PCC, its one-half equity interest in PCE, and 25 million shares of Corning common stock. Corning also will be making cash payments of $136 million (net present value as of December 31, 2003) in six installments beginning in June 2005 assuming the Plan is effective. Corning will accelerate the cash funding, if necessary, to maximize the realization of tax benefits. In addition, Corning will assign policy rights or proceeds under primary insurance from 1962 through 1984, as well as rights or proceeds under certain excess insurance, most of which falls within the period from 1962 through 1973. In return for these contributions, Corning expects to receive a release and an injunction channeling asbestos claims against it into a settlement trust under the PCC Plan.

Corning recorded an initial charge of $298 million ($192 million after-tax) in the period ending March 31, 2003 to reflect the settlement terms. However, the amount of the charge for this settlement requires adjustment each quarter based upon movement in Corning's common stock price prior to contribution of the shares to the trust. Corning recorded total charges of $413 million ($263 million after-tax) to reflect the settlement and to mark-to-market the value of Corning common stock for the year ended December 31, 2003. This charge was previously reported as a nonoperating charge in our 2003 Quarterly Reports on Form 10-Q. Effective with this Annual Report on Form 10-K, we have reclassified this charge to operating expenses in the consolidated statements of operations.

Two of Corning's primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

The PCC Plan, a disclosure statement and various supplement Plan documents were filed with the Court in the second quarter of 2003. Additional supplemental plan documents were filed in mid-August 2003. In October 2003, the Court held a hearing to review the disclosure documents. The Court has announced a schedule projecting that the Plan and disclosure documents will be mailed to creditors for voting expected to be completed in March 2004, to be followed by confirmation hearings in May 2004. Although the confirmation of the PCC Plan is subject to a number of contingencies, management believes that the asbestos claims against Corning will be resolved without additional material impact on the company's financial statements and (apart from the quarterly adjustment in the value of 25 million shares of Corning common stock) believes the risk of additional loss is remote.

Other Investments

At December 31, 2003, other investments primarily represent our current holdings of 19 million shares of Avanex common stock. These shares were received as proceeds from the sale of certain photonic assets to Avanex. Approximately 17 million shares or 88% of these shares are contractually restricted from sale for more than one year. As such, these restricted shares have been accounted for at cost. Shares of Avanex stock that are saleable within one year have been adjusted to market value at December 31, 2003 and are accounted for as available-for-sale securities.

At December 31, 2003, the fair value and cost of our equity securities was $67 million and $62 million, respectively. The difference between fair value and cost is due to gross unrealized gains of $5 million primarily on Avanex stock. At December 31, 2002, the fair value and cost of our equity securities was $23 million.

Proceeds from sales of other investments were $4 million and $1 million in 2003 and 2002, respectively, and related net realized losses included in income were $8 million and $1 million, respectively.

In 2002, we decided to divest our portfolio of cost based investments related to start-up companies with emerging technologies in the telecommunications industry. As a result, we impaired the portfolio to estimated fair market value. See Note 5 (Restructuring Actions) for further detail.

11.  Property, Net

Property, net follows (in millions):
-------------------------------------------------------------------------------
                                                  December 31,
                                      ------------------------------------
                                         2003                      2002
-------------------------------------------------------------------------------
Land                                  $     80                  $     93
Buildings                                1,946                     1,828
Equipment                                4,264                     4,620
Construction in progress                   745                       539
-------------------------------------------------------------------------------
                                         7,035                     7,080
Accumulated depreciation                (3,415)                   (3,375)
-------------------------------------------------------------------------------
Property, net                         $  3,620                  $  3,705
-------------------------------------------------------------------------------

Approximately $9 million, $13 million and $49 million of interest costs were capitalized as part of property, net in 2003, 2002 and 2001, respectively.

12.  Goodwill and Other Intangible Assets


The change in the carrying amount of goodwill for the year ended December 31 by segment follows (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                   2003                                                 2002
                               ------------------------------------------           ------------------------------------------
                                  Telecom-                                            Telecom-
                                 munications   Technologies      Total               munications    Technologies      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1             $  1,556         $  159       $  1,715               $  1,772         $  165       $ 1,937
Foreign currency translation           36                            36                     90                           90
Impairment                                                                                (400)                        (400)
Divestitures                          (21)                          (21)                   (16)            (6)          (22)
Acquisitions                            5                             5                    110                          110
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31           $  1,576         $  159       $  1,735               $  1,556         $  159       $ 1,715
-----------------------------------------------------------------------------------------------------------------------------------


Other intangible assets follow (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31,
                                                 -------------------------------------------------------------------------------
                                                               2003                                        2002
                                                 -------------------------------------------------------------------------------
                                                            Accumulated                                 Accumulated
                                                  Gross     Amortization      Net             Gross     Amortization      Net
-----------------------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Patents and trademarks                      $  145       $    57      $    88           $  138       $   40       $    98
     Non-competition agreements                     113            89           24              106           62            44
     Other                                            4             1            3                5            2             3
                                                 -------------------------------------------------------------------------------
         Total amortized intangible assets          262           147          115              249          104           145
                                                 -------------------------------------------------------------------------------

Unamortized intangible assets:
     Intangible pension assets                       51                         51               68                         68
                                                 -------------------------------------------------------------------------------
Total                                            $  313       $   147      $   166           $  317       $  104       $   213
-----------------------------------------------------------------------------------------------------------------------------------

Amortized intangible assets are primarily related to the Telecommunications segment.

Amortization expense related to these intangible assets is expected to be approximately $36 million in 2004, $16 million in 2005, $11 million in 2006, $11 million in 2007, and insignificant thereafter.

13.  Other Accrued Liabilities

Other accrued liabilities follow (in millions):
-------------------------------------------------------------------------------
                                                    December 31,
                                        -----------------------------------
                                          2003                      2002
-------------------------------------------------------------------------------
Restructuring reserves                  $    186                 $    405
Wages and employee benefits                  238                      224
Income taxes                                  88                      153
Asbestos settlement (1)                      282
Other                                        280                      355
-------------------------------------------------------------------------------
Other accrued liabilities               $  1,074                 $  1,137
-------------------------------------------------------------------------------

(1) The $282 Asbestos settlement represents the fair value of Corning's 25 million shares at December 31, 2003 and Corning's investment balance of PCE to be contributed to the trust as part of the settlement. The remainder of Corning's reserve for this settlement is reflected in other long-term liabilities. See Note 10 (Investments) for further information related to the Asbestos settlement.

Our product warranty liability (included in "Other" in the table above) relates primarily to the Telecommunications segment.

A reconciliation of the changes in the product warranty liability for the year ended December 31 follows (in millions):
-------------------------------------------------------------------------------
                                                         2003           2002
-------------------------------------------------------------------------------
Balance at January 1                                   $     64      $     60
Provision based on current year sales                         7            15
Adjustments to liability existing on January 1 (1)          (22)           (4)
Foreign currency translation                                  3             4
Settlements made during the current year                    (11)          (11)
-------------------------------------------------------------------------------
Balance at December 31                                 $     41      $     64
-------------------------------------------------------------------------------

(1) The 2003 adjustment primarily relates to the photonics technologies product line.

14.  Long-Term Debt and Loans Payable

Long-term debt and loans payable follow (in millions):
-------------------------------------------------------------------------------
                                                             December 31,
                                                        -----------------------
                                                         2003            2002
-------------------------------------------------------------------------------
Loans Payable
    Current portion of long-term debt                  $    120       $    191
    Other short-term borrowings                              26             13
-------------------------------------------------------------------------------
      Total loans payable                              $    146       $    204
-------------------------------------------------------------------------------

Long-Term Debt
    Debentures, 6%, due 2003                                          $    100
    Euro notes, 5.625%, due 2005                       $    173            206
    Debentures, 7%, due 2007, net of unamortized
      discount of $20 million in 2003 and $25
      million in 2002                                        80             75
    Convertible notes, 4.875%, due 2008                      96             96
    Convertible debentures, 3.5%, due 2008                  665            665
    Notes, 6.3%, due 2009                                   150            150
    Euro notes, 6.25%, due 2010                             374            310
    Debentures, 6.75%, due 2013                             100            100
    Zero coupon convertible debentures, 2%,
      due 2015, redeemable
      and callable in 2005                                  385          1,606
    Debentures, 8.875%, due 2016                             82             86
    Debentures, 8.875%, due 2021                             83             88
    Debentures, 7.625%, putable in 2004, due 2024           100            100
    Medium-term notes, average rate 8.1%, due
      through 2025                                          178            242
    Debentures, 6.85%, due 2029                             150            150
    Other, average rate 2.9%, due through 2015              172            180
-------------------------------------------------------------------------------
    Total long-term debt                                  2,788          4,154
    Less current portion of long-term debt                  120            191
-------------------------------------------------------------------------------
    Long-term debt                                     $  2,668       $  3,963
-------------------------------------------------------------------------------

At December 31, 2003 and 2002, the weighted-average interest rate on short-term borrowings was 5.7% and 5.5%, respectively.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $3.0 billion at December 31, 2003.

The following table shows the maturities by year of total long-term debt and loans payable obligations at December 31, 2003 (in millions):
-------------------------------------------------------------------------------

    2004         2005          2006             2007            2008-2030
-------------------------------------------------------------------------------

    $146         $590           $46             $113             $1,932
-------------------------------------------------------------------------------

The 7.625% debentures and the zero coupon convertible debentures are presented in the above table as due in 2004 and 2005, respectively, which is the earliest possible redemption date.

We have convertible debt of $665 million due November 1, 2008 that is convertible into approximately 69 million shares of common stock at an effective conversion price of $9.675 per share. The debentures are available for conversion into 103.3592 shares of Corning common stock if certain conditions are met. Each $1,000 debenture was issued at par and pays interest of 3.5% semi-annually on May 1 and November 1 of each year. We may repurchase securities at certain redemption prices beginning on November 8, 2004.

We have $385 million of zero coupon convertible debentures outstanding. The initial price of the debentures was $741.92 with a 2% annual yield. Interest is compounded semi-annually with a 25% conversion factor. The remaining debentures mature on November 8, 2015, and are convertible into approximately 17 million shares of Corning common stock at the rate of 8.3304 per $1,000 debenture. We may call the debentures at any time on or after November 8, 2005. The debentures may be put to us for $819.54 on November 8, 2005 and $905.29 on November 8, 2010. The holder can convert the debenture into Corning common stock at any time prior to maturity or redemption. We have the option of settling this obligation in cash, common stock, or a combination of both.

During the years ended December 31, 2003 and 2002, we repurchased and retired a significant portion of our zero coupon convertible debentures due November 8, 2015. In 2003, we repurchased and retired 1,531,000 debentures with an accreted value of $1.2 billion for cash of approximately $1.1 billion through open market purchases and a public tender offer and recorded a net gain of $55 million. We also issued 6.5 million shares of common stock from treasury in exchange for 55,000 debentures with an accreted value of $43 million, and we recognized a charge of $35 million reflecting the fair value of the incremental shares issued beyond those required by the terms of the debentures. The increase in equity due to the issuance of shares from treasury stock was $77 million. We recorded the net gain of $20 million on these repurchases as a component of income from continuing operations.

The following table summarizes the activity related to our zero coupon convertible debentures (dollars in millions):
-------------------------------------------------------------------------------
                                                      For the years
                                                    ended December 31,
                                              -----------------------------
                                                 2003             2002
-------------------------------------------------------------------------------

Bonds repurchased or exchanged for equity      1,586,000           638,987
Book value                                    $    1,239          $    493
Fair value                                    $    1,154          $    308
Pre-tax gain (1)                              $       20          $    176
After-tax gain (1)                            $       13          $    108
-------------------------------------------------------------------------------

(1)  Net of the write-off of unamortized issuance and deal costs.

In addition to our zero coupon debentures, we repurchased and retired 60,000 euro notes due 2005 with a book value of 60 million euros for cash of 63 million euros (including accrued interest) or $70 million. We recorded a loss of $1 million on the transaction.

We also have $100 million of convertible subordinated notes bearing interest at 4.875%, due in 2008. The notes are convertible into 6 million shares of Corning common stock at a conversion price of approximately $16 per share.

14.  Long-Term Debt and Loans Payable (concluded)

We have full access to a $2.0 billion revolving line of credit with a syndicate of banks. The line of credit expires in August 2005. There were no borrowings under the agreement at December 31, 2003. The revolving credit agreements provide for borrowing of U.S. dollars and Eurocurrency at various rates and supports our commercial paper program when available. The facility includes a covenant requiring us to maintain a total debt to total capital ratio, as defined, not greater than 60%. At December 31, 2003, this ratio was 34%.

15.  Employee Retirement Plans

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements determined jointly by us and our consulting actuaries to achieve the company's long-term funding targets. In 2003, we made a voluntary incremental contribution of $160 million to the pension trust.

In 2000, we amended our U.S. pension plan to include a cash balance pension feature. All salaried and non-union hourly employees hired before July 1, 2000 were given the choice of staying in the existing plan or participating in the cash balance plan beginning January 1, 2001. Salaried employees hired after July 1, 2000 automatically became participants in the new cash balance plan. Under the cash balance plan, employee accounts are credited monthly with a percentage of eligible pay based on age and years of service. Benefits are 100% vested after five years of service.

Corning and certain of its domestic subsidiaries also offer postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age. Prior to January 1, 2003, our principal retiree medical plans required retiree contributions each year equal to the excess of medical cost increases over general inflation rates. In response to rising health care costs, effective January 1, 2003, we changed our cost-sharing approach for retiree medical coverage. For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we are placing a "cap" on the amount we will contribute toward retiree medical coverage in the future. The cap will equal 150% of our 2001 contributions toward retiree medical benefits. Once our contributions toward retiree medical costs reach this cap, impacted retirees will have to pay the excess amount, in addition to their regular contributions for coverage.

We use a December 31 measurement date for the majority of our plans.

Obligations and Funded Status
-----------------------------

The change in benefit obligation and funded status of our employee retirement plans follow (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Pension Benefits              Postretirement Benefits
                                                              ------------------------         -------------------------
December 31,                                                    2003             2002           2003             2002
-----------------------------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation
Benefit obligation at beginning of year                       $  1,890        $  1,742         $  718          $   631
Service cost                                                        33              37              9               11
Interest cost                                                      126             125             48               52
Plan participants' contributions                                     2               3              4                4
Amendments                                                          (1)             22            (17)             (80)
Curtailment gain                                                    (9)            (15)           (12)              (9)
Special termination benefits                                        15              21             10               11
Actuarial losses                                                   168              82            124              151
Benefits paid                                                     (158)           (147)           (55)             (53)
Foreign currency translation                                        29              20
-----------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                2,095           1,890            829              718
-----------------------------------------------------------------------------------------------------------------------------------

Change in Plan Assets
Fair value of plan assets at beginning of year                   1,517           1,628
Actual gain (loss) on plan assets                                  292             (76)
Employer contributions                                             170              96
Plan participants' contributions                                     2               3
Benefits paid                                                     (158)           (147)
Foreign currency translation                                        16              13
-----------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                         1,839           1,517
-----------------------------------------------------------------------------------------------------------------------------------

Unfunded status                                                   (256)           (373)          (829)            (718)
Unrecognized transition asset                                       (1)             (1)
Unrecognized prior service cost (credit)                            53              70            (78)             (71)
Unrecognized actuarial loss                                        409             402            235              127
-----------------------------------------------------------------------------------------------------------------------------------
Recognized asset (liability)                                  $    205        $     98         $ (672)         $  (662)
-----------------------------------------------------------------------------------------------------------------------------------

Amounts recognized in the consolidated balance sheets
 consist of:
   Prepaid benefit cost                                       $    338        $    205
   Accrued benefit liability                                      (133)           (107)        $ (672)         $  (662)
   Additional minimum liability                                   (311)           (348)
   Intangible asset                                                 52              68
   Accumulated other comprehensive loss                            259             280
-----------------------------------------------------------------------------------------------------------------------------------
Recognized asset (liability)                                  $    205        $     98         $ (672)         $  (662)
-----------------------------------------------------------------------------------------------------------------------------------

The accumulated benefit obligation for all defined benefit pension plans was $2.0 billion and $1.8 billion at December 31, 2003 and 2002, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets follows (in millions):
-------------------------------------------------------------------------------
                                                       December 31,
                                                 ----------------------
                                                   2003         2002
-------------------------------------------------------------------------------

Projected benefit obligation                     $ 1,902       $ 1,724
Accumulated benefit obligation                     1,808         1,644
Fair value of plan assets                          1,641         1,351
-------------------------------------------------------------------------------

Information for pension plans with a projected benefit obligation in excess of plan assets follows (in millions):
-------------------------------------------------------------------------------
                                                       December 31,
                                                 ----------------------
                                                   2003         2002
-------------------------------------------------------------------------------

Projected benefit obligation                     $ 2,060       $ 1,786
Accumulated benefit obligation                     1,958         1,691
Fair value of plan assets                          1,794         1,408
-------------------------------------------------------------------------------


The components of net periodic benefit expense for our employee retirement plans follow (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits                     Postretirement Benefits
                                                  --------------------------------       ---------------------------------
Years ended December 31,                           2003         2002        2001           2003         2002         2001
-----------------------------------------------------------------------------------------------------------------------------------
Service cost                                      $   33       $    37     $    38       $     9       $   11       $  14
Interest cost                                        126           125         118            48           52          43
Expected return on plan assets                      (146)         (159)       (161)
Amortization of transition asset                                                (1)
Amortization of net loss (gain)                        9             2          (6)            5            2
Amortization of prior service cost (credit)            9            11          14            (6)          (1)         (1)
-----------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit expense                          31            16           2            56           64          56
-----------------------------------------------------------------------------------------------------------------------------------

Discontinued operations                                              9           2                         (7)          1
Curtailment loss (gain)                                9            10          44            (5)          (2)        (13)
Special termination benefits                          15            21          18            10           11          17
-----------------------------------------------------------------------------------------------------------------------------------

Total expense                                     $   55       $    56     $    66       $    61       $   66       $  61
-----------------------------------------------------------------------------------------------------------------------------------

Additional information on our pension plan follows (in millions):
-------------------------------------------------------------------------------
                                                    Pension Benefits
                                                  --------------------
                                                   2003          2002
                                                  ------        ------
(Decrease) increase in minimum liability
  included in other comprehensive income
  (loss), after tax                               $(26) (1)      $173
-------------------------------------------------------------------------------

(1) Includes $12 million after-tax decrease in minimum liability included in other comprehensive income related to an investment accounted for under the equity method.

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year.

The weighted-average assumptions for our domestic employee retirement plans follow (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions                             Pension Benefits                     Postretirement Benefits
  used to determine benefit                       ---------------------------------       ---------------------------------
  obligations at December 31                       2003          2002        2001           2003         2002         2001
-----------------------------------------------------------------------------------------------------------------------------------
Discount rate                                      6.25%         6.75%       7.25%          6.25%       6.75%        7.25%
Rate of compensation increase                      4.50%         4.50%       4.50%          4.50%       4.50%        4.50%
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions                          Pension Benefits                           Other Benefits
  used to determine net cost for              --------------------------------          ---------------------------------
  years ended December 31                      2003         2002         2001           2003          2002         2001
-----------------------------------------------------------------------------------------------------------------------------------
Discount rate                                  6.75%        7.25%        7.75%           6.75%        7.25%        7.75%
Expected return on plan assets                 8.50%        9.00%        9.00%
Rate of compensation increase                  4.50%        4.50%        4.50%           4.50%        4.50%        4.50%
-----------------------------------------------------------------------------------------------------------------------------------

The expected rate of return on assets was based on the current interest rate environment and historical market premiums of equity and other asset classes relative to fixed income rates.

-------------------------------------------------------------------------------
Assumed Health Care Trend Rates at December 31             2003      2002
-------------------------------------------------------------------------------
Health care cost trend rate assumed for next year           10%        9%
Rate that the cost trend rate gradually declines to          5%        5%
Year that the rate reaches the ultimate trend rate         2009      2007
-------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                        One-Percentage-Point           One-Percentage-Point
                                                              Increase                       Decrease
-----------------------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost                  $     4.1                      $   (3.4)
Effect on postretirement benefit obligation                   $    52.9                      $  (44.7)
-----------------------------------------------------------------------------------------------------------------------------------

Medicare Prescription Drug, Improvement and Modernization Act of 2003
---------------------------------------------------------------------

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was passed which expands Medicare to include an outpatient prescription drug benefit beginning in 2006. In January 2004, the FASB issued Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP No. 106-1")," which provides preliminary accounting guidance on how to account for the effects of the Act on postretirement benefit plans. As permitted by FSP No. 106-1, we have elected to defer accounting for the impact of the Act until the FASB issues final accounting guidance later in 2004. Such guidance from the FASB is pending and that guidance, when issued, could require us to change previously reported information. We are currently evaluating the impact of the Act on our postretirement benefit plans.

Plan Assets (domestic plans only)
---------------------------------

Corning's pension plan weighted average asset allocation for domestic pension plans at December 31, 2003 and December 31, 2002, by asset category is as follows:
-------------------------------------------------------------------------------
                                                         Plan Assets
                                                       At December 31,
                                                  -------------------------
                                                   2003              2002
-------------------------------------------------------------------------------

Equity Securities                                    50%               44%
Fixed Income Securities                              34%               37%
Real Estate                                           8%               11%
Other                                                 8%                8%
                                                  ------           -------
    Total                                           100%              100%
-------------------------------------------------------------------------------

The total fair value of domestic plan assets at December 31, 2003 is $1,672 million and the expected long-term rate of return on these assets is 8.5%.

15.  Employee Retirement Plans (concluded)

We have an investment policy for domestic pension plans with a primary objective to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations. The investment strategy is to invest in a diversified portfolio of assets which are expected to satisfy the above objective and produce both absolute and risk adjusted returns competitive with a benchmark that is 60% Russell 3000 Index and 40% Lehman Long Government/Credit Index. The strategy includes the following target asset allocation:

Equity Securities                    50%
Fixed Income Securities              32%
Real Estate                           8%
Other                                10%
                                   -----
    Total                           100%

A tactical allocation mandate, which is part of the overall investment strategy, allows the actual allocation in equity securities to be reduced by maximum of 10% relative to the total based on market valuations.

Equity securities include Corning common stock in the amount of $5.7 million (0.3% of total plan assets) and $1.8 million (0.1% of total plan assets) at December 31, 2003 and 2002, respectively.

Cash Flows Data (domestic plans only)
-------------------------------------

We expect to contribute $40 million to its domestic pension plans in 2004.

The following benefit payments, which reflect expected future service, are expected to be paid for the domestic plans (in millions):
-------------------------------------------------------------------------------
                          Pension Benefits            Postretirement Benefits
-------------------------------------------------------------------------------
2004                           $ 138                         $ 68
2005                             137                           72
2006                             136                           75
2007                             135                           77
2008                             134                           79
Years 2009-2013                  663                          408
-------------------------------------------------------------------------------

Other Benefit Plans

We offer defined contribution plans covering employees meeting certain eligibility requirements. On January 1, 2003, we reduced our matching contributions to the domestic Corning Incorporated Investment Plan by 2.5% of pay for all salaried employees. This reduction was temporary, and we increased our contributions to prior levels on January 1, 2004. Total consolidated defined contribution plan expense was $24 million, $44 million and $56 million for the years ended December 31, 2003, 2002 and 2001, respectively.

16.  Commitments, Contingencies, Guarantees and Hedging Activities

Commitments, Contingencies and Guarantees

In 2003, we adopted the initial recognition and measurement provisions of FIN
45. We do not routinely provide significant third-party guarantees and, as a result, this interpretation has not had a material effect on our consolidated financial statements. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

We provide financial guarantees and incur contingent liabilities in the form of purchase price adjustments related to attainment of milestones, stand-by letters of credit and performance bonds. These guarantees have various terms, and none of these guarantees are individually significant.

Minimum rental commitments under leases outstanding at December 31, 2003 follow (in millions):
-------------------------------------------------------------------------------

    2004       2005       2006       2007       2008       2009 and thereafter
-------------------------------------------------------------------------------

     $44        $33       $29        $39        $42             $113
-------------------------------------------------------------------------------

Total rental expense was $66 million for 2003, $85 million for 2002 and $89 million for 2001.

Corning and PPG each own 50% of the capital stock of PCC. PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. See Note 10 (Investments) for a more complete discussion.

The ability of certain subsidiaries and associated companies to transfer funds is limited by provisions of certain loan agreements and foreign government regulations. At December 31, 2003, the amount of equity subject to such restrictions for consolidated subsidiaries totaled $43 million. While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs. In addition, we have provided other financial guarantees and contingent liabilities in the form of purchase price adjustments related to attainment of milestones, stand-by letters of credit and performance bonds. We have agreed to provide a credit facility related to Dow Corning as discussed in Note 10 (Investments). The funding of the Dow Corning credit facility is subject to events connected to the Bankruptcy Plan. The purchase obligations primarily represent take or pay contracts associated with our hardware and equipment operations. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

The amounts of our obligations follow (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Amount of commitment and contingency expiration per period
                                                                 ------------------------------------------------------------
                                                                   Less than   1 to 2     2 to 3       3 to 4     5 years and
                                                          Total     1 year      years      years        years     thereafter
-----------------------------------------------------------------------------------------------------------------------------------
Performance bonds and guarantees                        $  170     $   31       $  2        $  1                     $ 136
Contingent purchase price for acquisitions                  36         36
Dow Corning credit facility                                150                                                         150
Purchase obligations                                        48         15         14          11        $  8
Stand-by letters of credit                                  16          6                                               10
Loan guarantees                                             25                     4                                    21
-----------------------------------------------------------------------------------------------------------------------------------
Total other commercial commitments
  and contingencies                                     $  445     $   88       $ 20        $ 12        $  8         $ 317
-----------------------------------------------------------------------------------------------------------------------------------

We have two VIEs that are not consolidated as we are not the primary beneficiary. The assets and debt of these entities total $12 million. Our maximum loss exposure as a result of our involvement with these unconsolidated VIEs is approximately $18 million. This amount represents payments that would be due to the VIE in the event of a total loss of the equipment. We carry insurance coverage for this risk.

Hedging Activities

We operate and conduct business in many foreign countries. As a result, there is exposure to potentially adverse movement in foreign currency exchange rates. We enter into foreign exchange forward and option contracts with durations generally 15 months or less to reduce our exposure to exchange rate risk on foreign source income and purchases. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results.

We engage in foreign currency hedging activities to reduce the risk that changes in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers. The hedge contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with gains and losses of the hedge contracts. Because the impact of movements in foreign exchange rates on hedge contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from currency exchange rate fluctuations.

16.  Commitments, Contingencies, Guarantees and Hedging Activities (concluded)

The following table (in millions) summarizes the notional amounts and respective fair values of the derivative financial instruments at December 31, 2003. These contracts are held by Corning and its subsidiaries and mature at varying dates:
-------------------------------------------------------------------------------
                                            Notional Amount       Fair Value
-------------------------------------------------------------------------------
Foreign exchange forward contracts             $ 182                $   3
Foreign exchange option contracts              $ 379                $ (10)
-------------------------------------------------------------------------------

The forward and option contracts we use in managing our foreign currency exposures contain an element of risk in that the counterparties may be unable to meet the terms of the agreements. However, we minimize this risk by limiting the counterparties to a diverse group of highly-rated major domestic and international financial institutions with which we have other financial relationships. We are exposed to potential losses in the event of non-performance by these counterparties; however, we do not expect to record any losses as a result of counterparty default. We do not require and are not required to place collateral for these financial instruments.

17.  Shareholders' Equity

Preferred Stock

We have 10 million authorized shares of Preferred Stock, par value $100 per share.

Series A Junior Participating Preferred Stock
---------------------------------------------
Of the authorized shares, we have designated 2.4 million shares as Series A Junior Participating Preferred Stock for which no shares have been issued.

In June 1996, the Board of Directors approved the renewal of the Preferred Share Purchase Right Plan, which entitles shareholders to purchase 0.01 of a share of Series A Junior Participating Preferred Stock upon the occurrence of certain events. In addition, the rights entitle shareholders to purchase shares of common stock at a 50% discount in the event a person or group acquires 20% or more of our outstanding common stock. The preferred share purchase rights became effective July 15, 1996 and expire July 15, 2006.

Series C Mandatory Convertible Preferred Stock
----------------------------------------------
In July and August 2002, we issued 5.75 million shares of 7% Series C mandatory convertible preferred stock having a liquidation preference of $100 per share, plus accrued and unpaid dividends, and resulting in gross proceeds of $557 million. The mandatory convertible stock has an annual dividend rate of 7%, payable quarterly in cash. The first dividend payment date was November 16, 2002. The dividends are also payable immediately upon conversion to Corning common stock. At the time we issued the Series C convertible stock, a one-time dividend was declared for all dividends that will be payable from issuance through the mandatory conversion date of August 16, 2005. We secured the payment of the dividends through the issuance of a promissory note and used a portion of the proceeds from the sale of the Series C preferred stock to purchase $117 million of U.S. treasury securities that were pledged as collateral to secure the payments on the promissory note. As a result, net proceeds of the offering were $440 million.

The Series C preferred stock will automatically convert on the mandatory conversion date of August 16, 2005, into between 50.813 and 62.5 shares of Corning common stock, depending on the then current market price. At any time prior to the mandatory conversion date, holders may elect to convert in whole or part of their shares of Series C preferred stock into 50.813 shares of common stock plus an amount of cash equal to the market value at that time of the pro rata share of the collateral portfolio that secures the promissory note. At December 31, 2003, approximately 4.9 million shares of the Series C preferred stock had been converted into 248.8 million common shares.

As the closing price of Corning common stock was $1.60 on July 31, 2002, the holder could immediately convert the Series C preferred stock and obtain a value of $101.72 (50.813 shares valued at $1.60 plus $20.42 in future dividends) indicating that the preferred stock contains a beneficial conversion feature of $1.72 per preferred share. The beneficial conversion totaled approximately $10 million and was charged to additional paid in capital. The beneficial conversion was also deducted from earnings attributable to common shareholders in the 2002 earnings per share calculations.

Common Stock

In July 2003, we completed an equity offering of 45 million shares of common stock generating net proceeds of approximately $363 million. This offering's net proceeds were used to reduce debt through open market repurchases, public tender offers or other methods, and for general corporate purposes. We invest the net proceeds in short-term, interest bearing, investment grade obligations until they are applied as described.

17.  Shareholders' Equity (concluded)

In May 2003, we completed an equity offering of 50 million shares of common stock generating net proceeds of approximately $267 million. We used the net proceeds of this offering and approximately $356 million of existing cash to reduce debt through a public tender offer in the second quarter of 2003 as discussed in Note 14 (Long-Term Debt and Loans Payable).

On July 9, 2001, we announced the discontinuation of the payment of dividends on our common stock. Dividends paid to common shareholders in 2001 totaled $112 million.

Treasury Stock

We did not repurchase any of our common stock in 2003. On July 22, 2002, we repurchased 5.5 million shares of our common stock for $23 million in a privately negotiated transaction.

Accumulated Other Comprehensive Income (Loss)

Components of other comprehensive income (loss), accumulated in shareholders' equity, are reported net of income taxes, follow
(in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Net
                                                                                            Net      unrealized
                                                            Foreign       Minimum       unrealized      gains       Accumulated
                                                           currency       pension         gains      (losses) on      other
                                                          translation    liability      (losses) on   cash flow    comprehensive
                                                          adjustment    adjustment      investments    hedges     (loss) income
--------------------------------------------------------------------------------------------------------------------------------0
December 31, 2000                                          $ (168)                     $    41                        $  (127)
Foreign currency translation adjustment                       (31)                                                        (31)
Unrealized loss on investments (net of tax of $17 million)                                 (27)                           (27)
Realized gains on securities (net of tax of $12 million)                                   (18)                           (18)
Cumulative effect of adoption of SFAS No. 133                                                          $    3               3
Unrealized derivative gain on cash flow hedges
  (net of tax of $7 million)                                                                               11              11
Reclassification adjustments on cash flow hedges
  (net of tax of $2 million)                                                                               (4)             (4)
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 2001                                            (199)                          (4)            10            (193)
-----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment                       208                                                         208
Minimum pension liability adjustment                                     $   (173)                                       (173)
Unrealized gain on investments (net of tax of $1 million)                                    1                              1
Realized loss on securities (net of tax of $3 million)                                       5                              5
Unrealized derivative loss on cash flow hedges
  (net of tax of $17 million)                                                                             (27)            (27)
Reclassification adjustments on cash flow hedges
  (net of tax of $6 million)                                                                                9               9
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 2002                                               9            (173)           2             (8)           (170)
-----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment                       239                                                         239
Minimum pension liability adjustment (1)                                       26                                          26
Unrealized gain on investments (net of tax of $2 million)                                    4                              4
Realized gain on securities (net of tax of $2 million)                                      (3)                            (3)
Unrealized derivative loss on cash flow hedges
  (net of tax of $4 million)                                                                              (30)            (30)
Reclassification adjustments on cash flow hedges
  (net of tax of $4 million)                                                                               32              32
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 2003                                          $  248        $   (147)     $     3         $   (6)        $    98
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes adjustments from Dow Corning.

18.  Loss Per Common Share

Basic loss per common share is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. The net loss attributable to common shareholders for 2002 is further increased by the Series C mandatory convertible preferred stock dividend requirement.

Diluted loss per common share is computed by dividing net loss attributable to common shareholders, adjusted for the preferred dividend requirements in 2002, by the weighted average shares outstanding. Since we reported a loss from continuing operations in 2003, 2002 and 2001, the diluted loss per share is the same as basic, as any potentially dilutive securities would reduce the loss per share from continuing operations.

A reconciliation of the basic and diluted loss per common share from continuing operations computations for 2003, 2002 and 2001 follows (in millions, except per share amounts):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  For the years ended December 31,
                                 --------------------------------------------------------------------------------------------------
                                               2003                             2002                               2001
                                 -----------------------------    -------------------------------      ----------------------------
                                            Weighted-     Per                 Weighted-     Per                  Weighted-     Per
                                             Average     Share                 Average     Share                  Average     Share
                                    Loss     Shares     Amount       Loss      Shares     Amount         Loss     Shares     Amount
                                 -----------------------------    -------------------------------      ----------------------------
Loss from
  continuing operations            $ (223)                        $ (1,780)                            $ (5,532)
Less:  Preferred stock
  dividend requirements                                                128                                    1
-----------------------------------------------------------------------------------------------------------------------------------
Loss income from continuing
  operations attributable to
  common shareholders                (223)                          (1,908)                              (5,533)
-----------------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss
  Per Common Share                 $ (223)   1,274     $(0.18)    $ (1,908)     1,030     $(1.85)      $ (5,533)    933     $(5.93)
-----------------------------------------------------------------------------------------------------------------------------------


The potential common shares excluded from the calculation of diluted loss per share because their effect would be anti-dilutive and the amount of stock options excluded from the calculation of diluted loss per share because their exercise price was greater than the average market price of the common shares of the periods presented follow (in millions):
----------------------------------------------------------------------------------------------------------------
                                                                     For the years ended December 31,
                                                              --------------------------------------------
                                                                 2003              2002              2001
----------------------------------------------------------------------------------------------------------------
Potential common shares excluded from the calculation
  of diluted loss per share:
     Stock options                                                 19                1                 6
     7% mandatory convertible preferred stock                      65               31
     Convertible preferred stock                                                                       1
     4.875% convertible notes                                       6                6                 6
     3.5% convertible debentures                                   69               69                 9
     Zero coupon convertible debentures                            10               21                23
                                                              --------------------------------------------
     Total                                                        169              128                45
                                                              ============================================

Stock options excluded from the calculation of diluted
  loss per share because the exercise price was greater
  than the average market price of the common shares               76               84                48
----------------------------------------------------------------------------------------------------------------

19.  Stock Compensation Plans

At December 31, 2003, our stock compensation programs are in accordance with the 2000 Employee Equity Participation Program and 2000 Equity Plan for Non-Employee Directors Program. For calendar years beginning January 1, 2001, 3.5% of our common stock outstanding at the beginning of the year and any ungranted shares from prior years will be available for grant in the current year. At December 31, 2003, 76.9 million shares will be available under these programs for 2004. Any remaining shares available for grant, but not yet granted will be carried over and used in the following year.

Stock Option Plans

Our stock option plans provide non-qualified and incentive stock options to purchase unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.

Changes in the status of outstanding options were as follows:
-------------------------------------------------------------------------------
                                                Number            Weighted-
                                               of Shares           Average
                                            (in thousands)     Exercise Price
-------------------------------------------------------------------------------

Options outstanding January 1, 2001              45,003          $  42.27
-------------------------------------------------------------------------------

Options granted under plans                      29,784          $  21.02
Options exercised                                (1,258)         $   9.40
Options terminated                               (1,138)         $  37.53
-------------------------------------------------------------------------------
Options outstanding December 31, 2001            72,391          $  34.21
-------------------------------------------------------------------------------

Options granted under plans                      26,852          $   4.55
Options exercised                                   (56)         $   1.86
Options terminated                               (1,860)         $  23.20
-------------------------------------------------------------------------------
Options outstanding December 31, 2002            97,327          $  26.47
-------------------------------------------------------------------------------

Options granted under plans                      40,953          $   5.85
Options exercised                                (1,547)         $   6.75
Options terminated                               (1,381)         $  16.26
-------------------------------------------------------------------------------
Options outstanding December 31, 2003           135,352          $  20.58
Options exercisable at December 31, 2003         72,867          $  27.47
-------------------------------------------------------------------------------
Options exercisable at December 31, 2002         42,428          $  28.96
Options exercisable at December 31, 2001         20,882          $  26.33
-------------------------------------------------------------------------------

The weighted-average fair value of options granted was $3.82 in 2003, $3.64 in 2002 and $13.83 in 2001.

The following table summarizes information about our stock option plans at December 31, 2003:
-----------------------------------------------------------------------------------------------------------------------------------
                                            Options Outstanding                                   Options Exercisable
-----------------------------------------------------------------------------------------------------------------------------------
                             Number          Weighted-Average                                Number
                         Outstanding at          Remaining           Weighted-           Exercisable at           Weighted-
       Range of         December 31, 2003    Contractual Life         Average           December 31, 2003          Average
    Exercise Prices      (in thousands)          in Years         Exercise Price         (in thousands)        Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
   $   0.47 to 3.80          15,551                8.9               $  3.15                  1,444               $  1.60
   $   4.06 to 6.93          23,606                8.9               $  4.76                  2,987               $  4.79
   $   7.08 to 9.95          39,014                7.6               $  8.41                 22,128               $  8.64
   $ 10.04 to 15.95          13,271                7.2               $ 14.07                 10,133               $ 14.77
   $ 16.08 to 29.58          13,198                7.1               $ 19.82                 12,410               $ 19.62
   $ 30.01 to 59.50          13,348                6.7               $ 47.28                 11,273               $ 46.98
   $ 60.24 to 70.75           9,791                6.7               $ 67.02                  9,033               $ 67.45
   $71.04 to 111.00           7,573                6.5               $ 73.95                  3,459               $ 75.74
-----------------------------------------------------------------------------------------------------------------------------------
                            135,352                7.7               $ 20.58                 72,867               $ 27.47
-----------------------------------------------------------------------------------------------------------------------------------

19.  Stock Compensation Plans (concluded)

Incentive Stock Plans

The Corning Incentive Stock Plan permits stock grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration.

In 2003, 2002 and 2001, grants of 1,842,000 shares, 88,500 shares and 1,028,000 shares, respectively, were made under this plan. The weighted-average price of the grants was $10.61 in 2003, $7.15 in 2002 and $36.89 in 2001, respectively. A total of 2.2 million shares issued remain subject to forfeiture at December 31, 2003.

We apply APB No. 25 accounting for our stock-based compensation plans. Compensation expense is recorded for awards of shares or share rights over the period earned. Compensation expense of $1 million, $1 million and $79 million after-tax was recorded in 2003, 2002 and 2001, respectively.

SFAS No. 123 requires that reload options be treated as separate grants from the related original option grants. Under our reload program, upon exercise of an option, employees may tender unrestricted shares owned at the time of exercise to pay the exercise price and related tax withholding, and receive a reload option covering the same number of shares tendered for such purposes at the market price on the date of exercise. The reload options vest in one year and are only granted in certain circumstances according to the original terms of the option being exercised. The existence of the reload feature results in a greater number of options being measured.

For purposes of SFAS No. 123 disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following are weighted-average assumptions used for grants under our stock plans in 2003, 2002 and 2001, respectively:
-------------------------------------------------------------------------------
For Options Granted During        2003             2002              2001
-------------------------------------------------------------------------------

Expected life in years              5                5                 6
Risk free interest rate           2.9%             4.0%              4.8%
Dividend yield                                                      0.46%
Expected volatility                79%              80%               75%
-------------------------------------------------------------------------------

We discontinued payment of dividends on our common stock in July 2001. The dividend yield assumption applies to grants prior to July 2001.

Worldwide Employee Share Purchase Plan

In addition to the Stock Option Plan and Incentive Stock Plans, we have a Worldwide Employee Share Purchase Plan ("WESPP"). Under the WESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of the beginning-of-quarter or end-of-quarter market price.

20.  Business Combinations and Divestitures

Purchases

The transactions listed on the following table were all accounted for under the purchase method of accounting. We are responsible for estimating the fair value of the assets and liabilities acquired. We have made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisitions. From time to time we use our common stock as consideration for business combinations. The value of the common stock is based upon the average closing price of Corning common stock for a range of days surrounding the agreement or announcement and adjusted for a discount commensurate with restrictions on the shares, if applicable.

20.  Business Combinations and Divestitures (concluded)

We had no acquisitions in 2003. The following table presents information related to our acquisitions for the years ended
December 31, 2002 and 2001 (in millions):
--------------------------------------------------------------------------------------------------------------------------
                                                                Initial                            Goodwill &
         Acquisition                               Date          Price           Form              Intangibles
--------------------------------------------------------------------------------------------------------------------------
Lucent Technologies Joint Ventures (1)             9/02        $    198        Cash/Stock          $    110
--------------------------------------------------------------------------------------------------------------------------

Tropel Corporation (2)                             3/01        $    160        Cash/Stock          $    155
--------------------------------------------------------------------------------------------------------------------------

(1) Acquisition of 56% interest in Lucent Technologies Shanghai Fiber Optic Co., Ltd. and a 68% interest in Lucent Technologies Beijing Fiber Optic Cable Co., Ltd. from Lucent Technologies. The Shanghai-based company manufactures optical fiber and the Beijing-based company manufactures fiber cable. Purchase price included 30 million shares of Corning common stock valued at $48 million. These entities are included in the Telecommunications segment.
(2) Manufacturer of precision optics and metrology instruments for the semiconductor and other industries. Purchase price included 1.95 million shares of Corning common stock valued at $94 million.

Divestitures

Photonic Technologies
---------------------
In July 2003, we completed the sale of certain optical component products to Avanex. See Note 5 (Restructuring Actions) for a description of the transaction.

Appliance Controls Group
------------------------
In May 2002, we completed the sale of our appliance controls group, which was included in the controls and connectors products within the Telecommunications segment. During 2002, we received proceeds of $30 million and realized a loss on the sale of approximately $16 million ($10 million after-tax). This loss is included in restructuring, impairment and other charges in the consolidated statements of operations.

21.  Operating Segments

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," set standards for reporting information regarding operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is comprised of the Chairman and Chief Executive Officer, Vice Chairman and Chief Financial Officer, President and Chief Operating Officer, President-Corning Technologies, Executive Vice President-Chief Administrative Officer and Executive Vice President-Chief Technology Officer.

We are a world-leading provider of optical fiber and cable and hardware and equipment products for the telecommunications industry; high-performance glass for computer monitors, and other information display applications; advanced optical materials for the semiconductor industry and the scientific community; scientific laboratory products for the scientific community; ceramic substrates for the automotive industry; specialized polymer products for biotechnology applications; and other technologies.

Our reportable operating segments consist of Telecommunications and Technologies. We include the earnings of equity affiliates that are closely associated with our operating segments in that respective segment's net income. Segment amounts exclude revenues, expenses and equity earnings not specifically identifiable to segments.

We prepared the financial results for our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These expenses include interest, taxes and corporate functions. Segment net income may not be consistent with measures used by other companies. The accounting policies of our operating segments are the same as those applied in the consolidated financial statements. Revenue attributed to geographic areas is based on the location of the customer.


-----------------------------------------------------------------------------------------------------------------------------------
Operating Segments                                                    Telecom-                       Non-segment/   Consolidated
(In millions)                                                        munications    Technologies      Other items       Total
-----------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2003
Net sales                                                              $   1,426      $   1,641      $      23       $   3,090
Depreciation (1)                                                       $     246      $     232      $       2       $     480
Amortization of purchased intangibles                                  $      37                                     $      37
Research, development and engineering expenses (2)                     $     120      $     227      $      (3)      $     344
Restructuring, impairment and other charges and credits (3)            $     (36)     $     134      $      13       $     111
Interest expense (4)                                                   $      75      $      79                      $     154
Benefit for income taxes                                               $     (78)     $      (6)     $    (170)      $    (254)
Loss before minority interests and equity (losses) earnings (5)        $    (158)     $     (98)     $    (249)      $    (505)
Minority interests (6)                                                                       73                             73
Equity in (losses) earnings of associated companies, net of impairments      (11)           137             83             209
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                      $    (169)     $     112      $    (166)      $    (223)
-----------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity                          $      59      $     713      $     206       $     978
Segment assets (7)                                                     $   1,901      $   2,576      $   6,275       $  10,752
Capital expenditures                                                   $      15      $     349      $      27       $     391
-----------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2002
Net sales                                                              $   1,631      $   1,513      $      20       $   3,164
Depreciation (1)                                                       $     379      $     245      $      (6)      $     618
Amortization of purchased intangibles                                  $      41                     $       2       $      43
Research, development and engineering expenses (2)                     $     308      $     177      $      (2)      $     483
Restructuring, impairment and other charges and credits (3)            $   1,722      $     150      $     208       $   2,080
Interest expense (4)                                                   $      99      $      71      $       9       $     179
(Benefit) provision for income taxes                                   $    (722)     $     (28)     $      24       $    (726)
Loss before minority interests and equity (losses) earnings (5)        $  (1,838)     $    (145)     $     (11)      $  (1,994)
Minority interests (6)                                                         1             96              1              98
Equity in (losses) earnings of associated companies, net of impairments      (60)           168              8             116
Income from discontinued operations                                                                        478             478
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                      $  (1,897)     $     119      $     476       $  (1,302)
-----------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity                          $      72      $     655      $      19       $     746
Segment assets (7)                                                     $   2,243      $   2,382      $   6,781       $  11,406
Capital expenditures                                                   $      49      $     183      $      84       $     316
-----------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2001
Net sales                                                              $   4,458      $   1,568      $      21       $   6,047
Depreciation (1)                                                       $     401      $     215      $       5       $     621
Amortization of purchased intangibles                                  $      76                                     $      76
Research, development and engineering expenses (2)                     $     474      $     151      $      (3)      $     622
Restructuring, impairment and other charges and credits (3)            $   5,404      $     122      $     191       $   5,717
Interest expense (4)                                                   $     104      $      48      $       1       $     153
Benefit for income taxes                                               $    (336)     $     (38)     $     (94)      $    (468)
Loss before minority interests and equity earnings (5)                 $  (5,215)     $     (53)     $    (425)      $  (5,693)
Minority interests                                                                           13                             13
Equity in earnings of associated companies                                    12            132              4             148
Income from discontinued operations                                                                         34              34
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                      $  (5,203)     $      92      $    (387)      $  (5,498)
-----------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity                          $     101      $     511      $      24       $     636
Segment assets (7)                                                     $   3,972      $   2,571      $   6,250       $  12,793
Capital expenditures                                                   $     941      $     403      $     273       $   1,617
-----------------------------------------------------------------------------------------------------------------------------------

(1) Depreciation expense for Telecommunications and Technologies includes an allocation of depreciation of corporate property not specifically identifiable to a segment. Related depreciable assets are not allocated to segment assets.
(2) Non-direct research, development and engineering expenses are allocated to segments based upon direct project spending for each segment.
(3)  Related tax benefit:
       Year ended December 31, 2003: $17, $28, $4 and $49.
       Year ended December 31, 2002: $452, $30, $66 and $548.
       Year ended December 31, 2001: $282, $48, $69 and $399.
(4) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(5) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(6) Includes $30 million and $68 million in 2003 and 2002, respectively, related to impairment of long-lived assets of CAV, within the Technologies segment
(7) Includes inventory, accounts receivable, property and investments in associated equity companies.


Non-segment (loss) income is detailed below (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                Years ended December 31,
                                                                                      -------------------------------------------
                                                                                        2003              2002           2001
-----------------------------------------------------------------------------------------------------------------------------------
Non-segment (loss) income and other (1)                                               $     (44)        $      4       $     (33)
Amortization of goodwill (2)                                                                                                (363)
Non-segment restructuring, impairment and other charges and credits                         (13)            (208)           (191)
Asbestos settlement                                                                        (413)
Interest income (3)                                                                          32               41              68
Gain on repurchases of debt, net                                                             19              176
Benefit (provision) for income taxes (4)                                                    170              (24)             94
Minority interests                                                                                             1
Equity in earnings of associated companies, net of impairments (5)                           83                8               4
Income from discontinued operations                                                                          478              34
-----------------------------------------------------------------------------------------------------------------------------------
Non-segment net (loss) income                                                         $    (166)        $    476       $    (387)
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Includes non-segment operations and other corporate activities.
(2) Amortization of goodwill relates primarily to the Telecommunications segment.
(3)  Corporate interest income is not allocated to reportable segments.
(4) Includes tax associated with non-segment restructuring, impairment and other charges and amortization of goodwill.
(5) Includes amounts derived from corporate investments and activities, primarily Dow Corning in 2003.

The following table provides net sales and other data for the Telecommunications segment (in millions):
-------------------------------------------------------------------------------
                                     2003             2002              2001
-------------------------------------------------------------------------------

Net sales:
   Optical fiber and cable         $    760         $     859         $  2,889
   Hardware and equipment               535               552              817
   Photonic technologies                 54               111              547
   Controls and connectors               77               109              205
                                   --------         ---------         --------
     Total net sales               $  1,426         $   1,631         $  4,458
-------------------------------------------------------------------------------


The following table provides net sales and other data for the Technologies segment (in millions):
-------------------------------------------------------------------------------
                                     2003             2002              2001
-------------------------------------------------------------------------------

Net sales:
   Display technologies            $    595         $     405         $    323
   Environmental technologies           476               394              379
   Life sciences                        281               280              267
   Conventional video components         65               166              252
   Other technologies products          224               268              347
                                   --------         ---------         --------
     Total net sales               $  1,641         $   1,513         $  1,568
-------------------------------------------------------------------------------

21.  Operating Segments (concluded)

Non-segment assets are detailed below (in millions):
-------------------------------------------------------------------------------
                                             Years ended December 31,
                                    -----------------------------------------
                                        2003           2002           2001
-------------------------------------------------------------------------------
Property, net (1)                   $     973      $     903       $     636
Investments (2)                           211             25              80
Other non-current assets (3)            3,393          3,107           2,811
Current assets (4)                      1,698          2,746           2,723
-------------------------------------------------------------------------------
   Total non-segment assets         $   6,275      $   6,781       $   6,250
-------------------------------------------------------------------------------

(1) Represents corporate property not specifically identifiable to a segment.
(2) Represents corporate investments in associated companies, at both cost and equity.
(3) Includes non-current corporate assets, pension assets and deferred taxes.
(4) Includes current corporate assets, primarily cash, short-term investments and deferred taxes.


Information concerning principal geographic areas was as follows (in millions):
-----------------------------------------------------------------------------------------------------------------------------------
                                                2003                            2002                             2001
-----------------------------------------------------------------------------------------------------------------------------------
                                        Net        Long-lived            Net       Long-lived            Net        Long-lived
                                       Sales       Assets (1)           Sales      Assets (1)           Sales       Assets (1)
-----------------------------------------------------------------------------------------------------------------------------------
North America
   United States                     $ 1,222        $  4,435          $ 1,446      $   4,588         $   2,665      $   6,249
   Canada                                 88              70              122             66               238             54
   Mexico                                 65              72               56             73                85              3
-----------------------------------------------------------------------------------------------------------------------------------
       Total North America             1,375           4,577            1,624          4,727             2,988          6,306
-----------------------------------------------------------------------------------------------------------------------------------

Asia Pacific
   Japan                                 382             349              372            292               518            264
   China                                 134             191              102            189               511            170
   Korea                                  55             620               57            574                50            454
   Other, including Taiwan               472             253              331            129               373             79
-----------------------------------------------------------------------------------------------------------------------------------
       Total Asia Pacific              1,043           1,413              862          1,184             1,452            967
-----------------------------------------------------------------------------------------------------------------------------------

Europe
   Germany                               198             295              210            236               443            484
   France                                 42             133               46            121               141            123
   United Kingdom                         74              67               82             83               223             97
   Italy                                  36             268               47            265               114            319
   Other                                 194              77              183             39               479             37
-----------------------------------------------------------------------------------------------------------------------------------
       Total Europe                      544             840              568            744             1,400          1,060
-----------------------------------------------------------------------------------------------------------------------------------

Latin America
   Brazil                                 17               2               15              2                59              7
   Other                                  11               1                6              1                39              3
-----------------------------------------------------------------------------------------------------------------------------------
       Total Latin America                28               3               21              3                98             10
-----------------------------------------------------------------------------------------------------------------------------------

All Other                                100                               89             36               109             30
-----------------------------------------------------------------------------------------------------------------------------------
       Total                         $ 3,090        $  6,833          $ 3,164      $   6,694         $   6,047      $   8,373
-----------------------------------------------------------------------------------------------------------------------------------

(1) Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets.

22.  Subsequent Event

Through March 1, 2004, we repurchased and retired 25 thousand zero coupon convertible debentures for approximately $19 million in cash resulting in a net decrease of $20 million to the zero coupon convertible debenture book value. In addition, we issued 22 million shares of Corning common stock and $24 million in cash in exchange for 3.5% convertible debentures with a book value of $213 million at an effective conversion price of $9.675 per share. As a result of these transactions, we will record a $23 million pre-tax loss on repurchases and retirement of debt during the first quarter of 2004.

Corning Incorporated and Subsidiary Companies
Schedule II - Valuation Accounts and Reserves
(In millions)




----------------------------------------------------------------------------------------------------------------------------------

                                                 Balance at                               Net Deductions         Balance at
Year ended December 31, 2003                 Beginning of Period        Additions            and Other          End of Period
----------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                    $   59                $    5               $  26               $  38
Deferred tax assets valuation allowance             $  417                $   52                                   $ 469
Accumulated amortization of
  purchased intangible assets                       $  104                $   43                                   $ 147
Reserves for accrued costs of
  business restructuring                            $  405                $  127               $ 346               $ 186
----------------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------------

                                                 Balance at                               Net Deductions         Balance at
Year ended December 31, 2002                 Beginning of Period        Additions            and Other          End of Period
----------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                    $   60                $   15               $  16               $  59
Deferred tax assets valuation allowance             $  189                $  228                                   $ 417
Accumulated amortization of
  purchased intangible assets                       $   90                $   43               $  29               $ 104
Reserves for accrued costs of
  business restructuring                            $  276                $  461               $ 332               $ 405
----------------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------------

                                                 Balance at                               Net Deductions         Balance at
Year ended December 31, 2001                 Beginning of Period        Additions            and Other          End of Period
----------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                    $   47                $   32               $  19               $  60
Deferred tax assets valuation allowance             $   72                $  117                                   $ 189
Accumulated amortization of goodwill                $  303                $  363               $   5               $ 661
Accumulated amortization of purchased
  intangible assets                                 $   52                $   76               $  38               $  90
Reserves for accrued costs of
  business restructuring                                                  $  419               $ 143               $ 276
----------------------------------------------------------------------------------------------------------------------------------

QUARTERLY OPERATING RESULTS
(unaudited)

(In millions, except per share amounts)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     First       Second         Third       Fourth        Total
2003                                                                Quarter      Quarter       Quarter      Quarter       Year
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                          $    746      $   752       $    772    $    820     $  3,090
Gross margin                                                       $    200      $   181       $    226    $    242     $    849
Restructuring, impairment and other charges and (credits)          $     51      $    49       $    (10)   $     21     $    111
Asbestos settlement                                                $    298      $    39       $     51    $     25     $    413
Loss from continuing operations before income
   taxes, minority interests and equity earnings                   $   (445)     $  (149)      $    (74)   $    (91)    $   (759)
Benefit for income taxes                                               (144)         (34)           (30)        (46)        (254)
Minority interests                                                       37           33              2           1           73
Equity in earnings of associated companies, net
  of impairments                                                         59           60             75          15          209
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                  $   (205)     $   (22)      $     33    $    (29)    $   (223)
-----------------------------------------------------------------------------------------------------------------------------------

Basic (loss) earnings per common share                             $  (0.17)     $ (0.02)      $   0.03    $  (0.02)    $  (0.18)
Diluted (loss) earnings per common share                           $  (0.17)     $ (0.02)      $   0.02    $  (0.02)    $  (0.18)
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                                                      First      Second         Third       Fourth        Total
2002                                                                 Quarter     Quarter       Quarter      Quarter       Year
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                          $    839      $   827       $    762    $    736     $  3,164
Gross margin                                                       $    184      $   184       $    129    $    105     $    602
Restructuring, impairment and other charges                                      $   494       $    125    $  1,461     $  2,080
Loss from continuing operations before income
   taxes, minority interests and equity earnings                   $   (184)     $  (606)      $   (290)   $ (1,640)    $ (2,720)
Benefit for income taxes                                                (50)        (184)           (91)       (401)        (726)
Minority interests                                                        6            6              5          81           98
Equity in earnings of associated companies, net
  of impairments                                                         30           25             42          19          116
-----------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                         (98)        (391)          (152)     (1,139)      (1,780)
Income from discontinued operations, net of income tax (1)                8           21             19         430          478
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                           $    (90)     $  (370)      $   (133)   $   (709)    $ (1,302)
-----------------------------------------------------------------------------------------------------------------------------------

Basic and diluted (loss) earnings per common share from:
   Continuing operations                                           $  (0.10)     $ (0.41)      $  (0.27)   $  (0.96)    $  (1.85)
   Discontinued operations (1)                                                      0.02           0.02        0.36         0.46
-----------------------------------------------------------------------------------------------------------------------------------
   Basic and diluted loss per common share                         $  (0.10)     $ (0.39)      $  (0.25)   $  (0.60)    $  (1.39)
-----------------------------------------------------------------------------------------------------------------------------------

(1) Discontinued operations are described in Note 2 (Discontinued Operations) to the Consolidated Financial Statements.

                             DOW CORNING CORPORATION
                            AND SUBSIDIARY COMPANIES
                            ------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




                                                                    Page
                                                                    ----

Report of independent accountants                                    102


Consolidated balance sheets at December 31, 2003 and 2002            103


Consolidated statements of operations and retained earnings
     for the years ended December 31, 2003, 2002 and 2001            105

Consolidated statements of cash flows for the years ended
     December 31, 2003, 2002 and 2001                                106

Consolidated statements of stockholders' equity for the
     years ended December 31, 2003, 2002 and 2001                    107

Consolidated statements of comprehensive income (loss)
     for the years ended December 31, 2003, 2002 and 2001            108

Notes to consolidated financial statements                           109


Supplementary data for the years ended December 31, 2003
     and 2002:  Quarterly financial information                      145

PricewaterhouseCoopers LLP



                        Report of Independent Accountants



To the Stockholders and
Board of Directors of
Dow Corning Corporation


In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations and retained earnings, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 14 to the consolidated financial statements, on May 15, 1995, Dow Corning Corporation voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code. This action, which was taken primarily as a result of breast implant litigation as discussed in Note 13 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern in its present form. Management's plans in regard to these matters are also described in Notes 13 and 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ PricewaterhouseCoopers LLP
Detroit, Michigan


January 19, 2004

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                          (in millions of U.S. dollars)


                  ASSETS
                  ------
                                                          December 31, 2003            December 31, 2002
                                                          -----------------            -----------------
Current Assets:
     Cash and cash equivalents                              $       462.0               $       763.3
     Marketable securities                                          973.4                       353.4
     Accounts receivable (less allowance for doubtful
        accounts of $12.1 in 2003, and $10.6 in 2002)               445.8                       409.4
     Anticipated implant insurance receivable                         2.8                        20.6
     Notes and other receivables                                     95.9                        84.6
     Inventories                                                    369.8                       326.0
     Deferred income taxes                                          188.5                       169.8
     Other current assets                                            20.1                        35.0
                                                            -------------               -------------
           Total current assets                                   2,558.3                     2,162.1
                                                            -------------               -------------

Property, Plant and Equipment:
     Land and land improvements                                     220.6                       205.7
     Buildings                                                      757.4                       712.8
     Machinery and equipment                                      3,604.0                     3,380.8
     Construction-in-progress                                        40.0                        30.8
                                                            -------------               -------------
           Total property, plant and equipment                    4,622.0                     4,330.1
     Less - accumulated depreciation                             (3,156.3)                   (2,845.9)
                                                            -------------               -------------
           Net property, plant and equipment                      1,465.7                     1,484.2
                                                            -------------               -------------

Other Assets:
     Marketable securities                                          254.1                       296.9
     Anticipated implant insurance receivable                       433.5                       445.1
     Restricted insurance proceeds                                  207.4                       181.3
     Deferred income taxes                                          784.9                       825.8
     Intangible assets, net                                         102.4                        85.7
     Restricted cash collateral                                      70.1                        50.8
     Other                                                          131.8                        95.4
                                                            -------------               -------------
           Total other assets                                     1,984.2                     1,981.0
                                                            -------------               -------------
Total Assets                                                $     6,008.2               $     5,627.3
                                                            =============               =============

          (See accompanying Notes to Consolidated Financial Statements)

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                          (in millions of U.S. dollars)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                                          December 31, 2003            December 31, 2002
                                                          -----------------            -----------------
Current Liabilities:
Short-term borrowings and current maturities of
   long-term debt                                           $        16.7               $        15.9
Accounts payable                                                    227.5                       209.6
Accrued payrolls and employee benefits                               94.6                       158.0
Accrued taxes                                                        92.5                       110.2
Accrued interest                                                    650.9                       550.1
Other current liabilities                                           112.4                       128.3
                                                            -------------               -------------
       Total current liabilities                                  1,194.6                     1,172.1

Long-Term Debt                                                       52.2                        50.4
                                                            -------------               -------------

Other Long-Term Liabilities                                         211.9                       107.8
                                                            -------------               -------------

Liabilities Subject to Compromise (Notes 13 & 14):
Trade accounts payable                                               67.7                        67.3
Accrued employee benefits                                           493.0                       528.7
Accrued taxes                                                         3.6                         3.6
Implant reserve                                                   2,249.9                     2,255.6
Notes payable                                                       375.0                       375.0
Long-term debt                                                      273.7                       273.7
Co-insurance payable                                                 79.7                        84.9
Other                                                                72.5                        77.9
                                                            -------------               -------------
       Total liabilities subject to compromise                    3,615.1                     3,666.7

Minority Interest in Consolidated Subsidiaries                       91.9                        89.5
                                                            -------------               -------------


Commitments and Contingencies (Notes 13, 14 & 15)


Stockholders' Equity:
Common stock, $5.00 par value -
   2,500,000 shares authorized and outstanding                       12.5                        12.5
Retained earnings                                                   860.0                       683.4
Cumulative translation adjustment                                   110.1                       (39.6)
Minimum pension liability                                          (143.8)                     (117.9)
Other equity adjustments                                              3.7                         2.4
                                                            -------------               -------------
       Stockholders' equity                                         842.5                       540.8
                                                            -------------               -------------

Liabilities and Stockholders' Equity                        $     6,008.2               $     5,627.3
                                                            =============               =============

          (See accompanying Notes to Consolidated Financial Statements)

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
           -----------------------------------------------------------
                 (in millions of U.S. dollars except share data)


                                                                  Year Ended December 31,
                                                          2003             2002              2001
                                                     -------------     -------------    -------------
Net Sales                                            $   2,872.5       $   2,610.1      $   2,438.5

Operating Costs and Expenses
Cost of sales                                            2,052.7           1,882.6          1,896.9
Marketing and administrative expenses                      479.0             453.4            449.8
Implant costs (income)                                                                         (0.2)
Variable compensation program change                                          68.8
Restructuring costs                                                           62.8             43.1
                                                     -----------       -----------      -----------
       Total operating costs and expenses                2,531.7           2,467.6          2,389.6


Operating Income                                           340.8             142.5             48.9

Interest income                                             31.8              39.1             65.8
Interest expense                                           (93.6)            (91.0)          (147.2)
Other nonoperating income, net                               3.7              19.2              7.8
                                                     -----------       -----------      -----------

Income (Loss) before Reorganization Costs
  and Income Taxes                                         282.7             109.8            (24.7)

Reorganization costs                                         5.4               6.9             10.5
                                                     -----------       -----------      -----------

Income (Loss) before Income Taxes                          277.3             102.9            (35.2)

Income tax provision (benefit)                              94.3              39.2             (4.3)
Minority interests' share in income (loss)                   6.4               5.0             (3.4)
                                                     -----------       -----------      -----------

Net Income (Loss) (2003 - $70.64 per share,
  2002 - $23.48 per share, 2001 - $(11.00) per share)      176.6              58.7            (27.5)

Retained Earnings at Beginning of Period                   683.4             624.7            652.2
                                                     -----------       -----------      -----------

Retained Earnings at End of Period                   $     860.0       $     683.4      $     624.7
                                                     ===========       ===========      ===========

          (See accompanying Notes to Consolidated Financial Statements)

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                          (in millions of U.S. dollars)


                                                                  Year Ended December 31,
                                                          2003             2002              2001
                                                     -------------     -------------    -------------
Cash Flows from Operating Activities:
   Net income (loss)                                 $     176.6       $      58.7      $     (27.5)
   Depreciation and amortization                           243.9             266.6            284.6
   Deferred income taxes                                    35.7               1.3             35.3
   Reorganization costs                                      5.4               6.9             10.5
   Other, net                                              (77.5)             58.5             13.3
Changes in operating assets and liabilities:
   Accounts and notes receivable                             4.9            (115.8)            98.5
   Inventories                                             (13.4)             48.2             40.1
   Accounts payable                                         (4.9)             51.6            (27.4)
   Accrued taxes                                           (18.7)             52.4            (75.5)
   Accrued interest                                         95.2              89.7             56.1
   Accrued payroll and employee benefits                   (69.8)            109.3             19.9
   Other, net                                                0.7             (14.6)           (18.1)
Change in implant deposit                                                                     275.0
Implant payments                                            (6.4)             (5.9)          (950.2)
Restricted insurance proceeds                              (29.4)            (94.2)           810.8
Co-insurance payable                                        (5.3)            (20.1)          (204.1)
Implant insurance reimbursement                             29.4             111.8            100.1
                                                     -----------       -----------      -----------
       Cash provided by operating activities               366.4             604.4            441.4
                                                     -----------       -----------      -----------

Cash Flows from Investing Activities:
   Capital expenditures                                    (77.4)            (78.3)          (223.7)
   Business acquisitions                                   (42.6)            (62.8)           (10.0)
   Proceeds from sales of marketable securities          3,243.2           2,158.4          2,038.4
   Purchases of marketable securities                   (3,815.7)         (2,404.6)        (2,067.0)
   Other, net                                                6.7               0.2             64.7
                                                     -----------       -----------      -----------
       Cash used for investing activities                 (685.8)           (387.1)          (197.6)
                                                     -----------       -----------      -----------

Cash Flows from Financing Activities:
   Long-term borrowings                                      2.8              27.1             53.8
   Payments on long-term debt                              (16.9)            (48.9)           (89.8)
   Net change in short-term borrowings                       4.2               0.4             (9.5)
                                                     -----------       -----------      -----------
       Cash used for financing activities                   (9.9)            (21.4)           (45.5)
                                                     -----------       -----------      -----------

Cash Flows Used for Reorganization Costs                    (5.4)             (6.9)           (10.5)
                                                     -----------       -----------      -----------

Effect of Exchange Rate Changes on Cash                     33.4              (8.8)            (8.8)
                                                     -----------       -----------      -----------
Changes in Cash and Cash Equivalents:
   Net increase (decrease) in cash and cash
     equivalents                                          (301.3)            180.2            179.0
   Cash and cash equivalents at beginning of year          763.3             583.1            404.1
                                                     -----------       -----------      -----------
   Cash and cash equivalents at end of year          $     462.0       $     763.3      $     583.1
                                                     ===========       ===========      ===========

          (See accompanying Notes to Consolidated Financial Statements)

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                          (in millions of U.S. dollars)


                                                                                  Year Ended December 31,
                                                                           2003            2002           2001
                                                                       -------------  -------------  --------------
Common stock, $5.00 par value - 2,500,000 shares
   authorized and outstanding
Balance at beginning and end of year                                   $      12.5    $      12.5    $      12.5
                                                                       -----------    -----------    -----------

Retained earnings
Balance at beginning of year                                                 683.4          624.7          652.2
Net income (loss)                                                            176.6           58.7          (27.5)
                                                                       -----------    -----------    -----------
Balance at end of year                                                       860.0          683.4          624.7
                                                                       -----------    -----------    -----------

Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment balance at beginning of year               (39.6)        (143.8)         (90.6)
Translation adjustments                                                      161.5          115.3          (57.9)
Income tax benefit (provision)                                               (11.8)         (11.1)           4.7
                                                                       -----------    -----------    -----------
Balance at end of year                                                       110.1          (39.6)        (143.8)
                                                                       -----------    -----------    -----------

Additional minimum pension liability balance at beginning of year           (117.9)         (15.8)          (7.3)
(Increase) decrease in minimum pension liability                             (33.5)        (158.1)         (11.1)
Income tax benefit (provision)                                                 7.6           56.0            2.6
                                                                       -----------    -----------    -----------
Balance at end of year                                                      (143.8)        (117.9)         (15.8)
                                                                       -----------    -----------    -----------

Other equity adjustments: balance at beginning of year                         2.4            1.1           (6.7)
Change in unrealized gain (loss) on cash flow hedges                           0.8            0.7           (0.1)
Change in unrealized gain (loss) on available-for-sale securities              1.4            1.1           12.0
Income tax benefit (provision)                                                (0.9)          (0.5)          (4.1)
                                                                       -----------    -----------    -----------
Balance at end of year                                                         3.7            2.4            1.1
                                                                       -----------    -----------    -----------

       Stockholders' Equity                                            $     842.5    $     540.8    $     478.7
                                                                       ===========    ===========    ===========

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                          (in millions of U.S. dollars)


                                                                                  Year Ended December 31,
                                                                           2003            2002           2001
                                                                       -------------  -------------  --------------
Net Income (Loss)                                                      $     176.6    $      58.7    $     (27.5)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments                                     161.5          115.3          (57.9)

Unrealized net gain (loss) on available-for-securities                         1.4            1.1           12.0

Net gain (loss) on cash flow hedges                                            0.8            0.7           (0.1)

(Increase) decrease in minimum pension liability                             (33.5)        (158.1)         (11.1)
                                                                       -----------    -----------    -----------

Other comprehensive income, before tax                                       130.2          (41.0)         (57.1)

Income Tax Benefit (Provision)                                                (5.1)          44.4            3.2
                                                                       -----------    -----------    -----------

Other comprehensive income (loss), net of tax                                125.1            3.4          (53.9)
                                                                       -----------    -----------    -----------

Comprehensive Income (Loss)                                            $     301.7    $      62.1    $     (81.4)
                                                                       ===========    ===========    ===========

          (See accompanying Notes to Consolidated Financial Statements)

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                (in millions of U.S. dollars except where noted)


NOTE 1 - Business and Basis of Presentation
-------------------------------------------

Business
--------

       Dow Corning Corporation ("Dow Corning") was incorporated in 1943 by Corning Glass Works, now Corning Incorporated ("Corning"), and The Dow Chemical Company ("Dow Chemical") for the purpose of developing and producing polymers and other materials based on silicon chemistry. Dow Corning operates in various countries around the world through numerous wholly owned or majority owned subsidiary corporations (hereinafter, the consolidated operations of Dow Corning and its subsidiaries will be referred to as the "Company".)

       Dow Corning built its business based on silicon chemistry. Silicon is one of the most abundant elements in the world. Most of Dow Corning's products are based on polymers known as silicones, which have a silicon-oxygen-silicon backbone. Through various chemical processes, Dow Corning manufactures silicones that have an extremely wide variety of characteristics, in forms ranging from fluids, gels, greases and elastomeric materials to resins and other rigid materials. Silicones combine the temperature and chemical resistance of glass with the versatility of plastics, regardless of form or application, generally possess such qualities as electrical resistance, resistance to extreme temperatures, resistance to deterioration from aging, water repellency, lubricating characteristics, relative chemical and physiological inertness and resistance to ultraviolet radiation.

       The Company engages primarily in the discovery, development, manufacturing, marketing and distribution of silicon-based materials and provides related services. Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. The Company manufactures over 7,000 products and serves approximately 25,000 customers worldwide, with no single customer accounting for more than three percent of the Company's sales in any of the past three years. Principal United States manufacturing plants are located in Kentucky and Michigan. Principal foreign manufacturing plants are located in Belgium, China, France, Germany, Japan, South Korea and the United Kingdom. The Company operates research and development facilities in the United States, Belgium, China, Germany, Ireland, Japan, South Korea and the United Kingdom. The Company also operates technical service centers in the United States, Belgium, Brazil, China, Germany, Japan, South Korea, Taiwan and the United Kingdom. Dow Corning's average employment for 2003 was approximately 8,200 persons.

       On May 15, 1995, Dow Corning, excluding its subsidiaries (the "Debtor Company"), voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Eastern District of Michigan (the "Bankruptcy Court"). The Debtor Company consists of a majority of the Company's United States operations and certain foreign branches. The Debtor Company's Chapter 11 proceeding (the "Chapter 11 Proceeding") does not include any subsidiaries of the Debtor Company. See Note 14 below for further discussion of this matter.

       The consolidated financial statements of the Company have been prepared on a "going-concern" basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 Proceeding of the Debtor Company, such realization of assets and liquidation of liabilities is subject to significant uncertainties, including the affirmation by the U.S. Court of Appeals for the Sixth Circuit of the Bankruptcy Court's confirmation of the Debtor Company's plan of reorganization. Also, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtor Company and to meet obligations of the subsidiaries of the Debtor Company) is dependent primarily on (a) the ability of the Company to maintain adequate cash on hand, the ability of the Company to generate cash from operations and the ability of the subsidiaries of the Debtor Company to obtain necessary financing and (b) if required, the availability of a debtor-in-possession credit facility. Management believes that condition (a) will be satisfied and condition (b) will not be required. This belief is based on its experience in operating the Company and obtaining financing from third parties. The Company has consistently generated positive operating cash flows, including throughout the pendency of the Chapter 11 Proceeding. The Company expects that it will continue to generate positive operating cash flows, as well as net income. In addition, if required, management believes significant financing would be available to the Company and its subsidiaries as a result of their historical and anticipated results of operations and financial condition. While management holds these beliefs and expectations, there can be no assurance that these conditions will be met, and if these conditions are not met, it would have a material adverse effect on the Company.

-------------------------------------------

       The Company's financial statements as of December 31, 2003, have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued November 19, 1990. SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date (May 15, 1995) and identification of all transactions and events that are directly associated with the reorganization of the Debtor Company. (See Note 14 for more information on the Chapter 11 proceeding.)

Raw Materials
-------------

       The principal raw material used in the production of the Company's products is silicon. The Company purchases chemical grade silicon metal from producers who manufacture the silicon metal from quartz that has been reacted with carbon at high temperatures. The majority of the Company's anticipated annual requirements are satisfied by its silicon metal supply contracts. The Company maintains silicon metal supply contracts with several producers of silicon metal, primarily in Norway and South Africa. One of these contracts represents approximately one-third of the Company's annual silicon metal requirements. In addition, the Company produces approximately one-third of its own annual silicon metal requirements at its facilities in Alabama, which the Company acquired in June 2003, and in Brazil. The Company's internal capacity is sufficient to produce approximately one-half of its expected silicon metal needs. As a result, management believes it is less dependent on third party producers to meet its silicon metal needs and is less subject to market price fluctuations for silicon metal than its competitors. The Company also acquires silicon metal via spot purchases and short-term commitments. Further, management believes that it has adequate sources of supply of silicon and that adequate supplies of quartz are available to the producers of silicon. The Company considers the worldwide production capacity of silicon to be adequate to meet expected demand and do not expect shortages.

       The Company also purchases substantial quantities, and management believes that the Company has adequate sources of supply, of methanol, methyl chloride and other raw materials required for its manufacturing operations. The raw materials that the Company uses are equally accessible to all of the Company's competitors. Although from time to time temporary shortages of particular raw materials may occur, management believes that adequate sources of raw materials required to maintain the Company's operations exist. Price increases with regard to raw materials should not have a material impact on the Company's long-term competitiveness because any increases are likely to affect all producers of silicon-based products similarly. However, a substantial increase in raw material prices may negatively impact the Company's ability to compete with its extensive non-silicon-based product competitors. Additionally, although price increases may adversely impact results of operations during the period in which the increases occur, generally these price increases should not have a significant long-term impact on results of operations, as the Company is generally able to pass the price increases on to its customers over the long-term. Although product sales prices declined during the past several years, the Company was able to largely offset price increases for raw materials through technology and productivity improvements, improvements in raw material usage and efficiency and substitution of lower-cost raw materials. Management believes that these improvements, along with recently acquired internal capacity to produce silicon metal, will allow the Company to continue to offset raw material price increases in the future. Generally, the Company maintains inventory levels of raw materials in quantities sufficient to meet its short-term production requirements.

Competition
-----------

       Dow Corning is a leader among the various companies that produce silicon-based products throughout the world. The Company faces substantial competition for its products from other manufacturers of silicon-based products both in the United States and abroad. In addition, many of its products compete with non-silicon-based products, including organic products, in specific applications. The risk of product substitution is common to all of the Company's products, whether from silicon-based products or non-silicon-based products. The principal competitive elements in the sale of the Company's products are cost effectiveness, product quality and performance, application expertise, responsive customer service and new product development.

       Some of the Company's products compete primarily on technological differentiation, while other products compete primarily on price, quality and customer service. The Company's products are often approved for use in, and frequently are specified for, high performance products and processes by customers, particularly in applications where minor differences between competing materials can be significant. This level of specificity provides some protection against substitution of many of the Company's products, particularly where the product has been tailored to meet the needs of a specific application or where certification by the customer involves a lengthy process.

-------------------------------------------

       Each of the Company's significant competitors possesses substantial resources. Management believes that the Company has several competitive advantages that enable it to retain its position as a global leader in the development and sale of silicon-based products. Management believes that the Company's broad global manufacturing and research base, and its ability to produce the basic silicone intermediates necessary for most of its products at more than one manufacturing facility, enhance price competitiveness and flexibility. The Company also operates sales, business and information offices and research and development centers throughout the world. In addition, the Dow Corning name and the brand names of many of the Company's products are recognized in specific geographies around the world. Management believes that the Company's global presence also makes it less susceptible to the potential adverse consequences of market fluctuations or other factors particular to any specific region, facility or industry and provides it with the flexibility to shift production among facilities when appropriate. Generally, management believes that there are significant barriers to entry for new basic silicone intermediates entrants in many of the geographies that contribute to the Company's worldwide leadership position. Management believes these barriers to entry include the fact that basic silicone intermediates manufacturing requires large capital investments, specialized silicon chemistry knowledge and technology, and sophisticated manufacturing processes. However, management believes that barriers to entry for the manufacture of many of the Company's non-basic silicone intermediate type products and non-silicon-based products, including organic products, are less significant.

       Management believes that the Company is one of only a few organizations worldwide that can meet both the large-scale and highly specialized needs of customers for silicon-based products because of the capital investment, technology and know-how required to make silicon-based products on a large scale. The Company competes with different companies in each of its American, European and Asian geographies. In the United States, the Company's largest competitor is the General Electric Company. In Europe, the Company faces substantial competition from, among others, GE Bayer/Toshiba Silicones and Wacker-Chemie GmbH. In Asia, Shin-Etsu Chemical Co. Ltd. is a significant competitor. In addition, the Company could in the future face competition from developing producers in China and South Korea.

       There can be no assurance that any of the Company's existing or future competitors with respect to any of its products will not have the benefit of greater capital, other resources or other competitive advantages which may negatively impact it in any one or more of its geographies.

Intellectual Property, Patents and Licenses
-------------------------------------------

       The Company's ability to compete with other companies depends, in part, on its ability to maintain the proprietary nature of its technology. The Company focuses on developing new products to satisfy customer needs. The Company has over 4,600 active patents worldwide, including over 1,400 active domestic patents. The Company has applied for and received approximately 100 patents in the United States annually for the past several years. Its patents expire over a period of more than 15 years, with approximately 20% expiring prior to 2009, 30% expiring between 2009 and 2013, 40% expiring between 2014 and 2018 and 10% expiring after 2018. The Company does not expect that the expiration of any of the patents would have a material adverse effect on its results of operations or financial condition. The Company also is a licensor, as well as a licensee, under a number of patent licenses and technology agreements.

       Although the Company considers its patents and licenses to be valuable assets, it does not regard its business as being dependent on any single patent or license or any group of related patents or licenses. There can be no assurance as to the degree of protection afforded by these patents, or the likelihood that pending patent applications will be issued. Furthermore, there can be no assurance that others will not independently develop the same or similar technology, develop alternative technology in substitution for the patented aspects of any of the Company's products or proposed products or otherwise obtain access to its proprietary technology.

       In addition to seeking U.S. and international patent protection, the Company relies on unpatented proprietary technology and information to maintain its competitive position. While the Company generally requires its employees to enter into confidentiality agreements to protect the Company's rights in this technology and information, there can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information. If the Company is unable to maintain the proprietary nature of its significant technology and other intellectual property, its business could be adversely affected.

NOTE 2 - Acquisitions and Strategic Alliances
---------------------------------------------

       On August 24, 2001, the Company entered into a Memorandum of Understanding with Genencor International, Inc. ("Genencor"), under which the Company and Genencor agreed to form a strategic alliance in the fields of biotechnology and silicon chemistry. Pursuant to this agreement, on October 10, 2001, the Company provided $12.0 to the alliance to fund initial research and development expenditures, which was reported in "Cost of sales" in the consolidated statements of operations and retained earnings.

---------------------------------------------

       On October 23, 2001, the Company, through a wholly owned subsidiary, purchased 4,800,769 shares of Series B convertible preferred stock ("Preferred Stock") of Aprilis Inc. of Cambridge, Massachusetts ("Aprilis"). This acquisition resulted in the Company's ownership of approximately 87% of the Series B Preferred Stock, 46% of all Preferred Stock and approximately 35% of the total outstanding shares of stock of Aprilis. The purchase price was $10.0.

       On March 28, 2002, the Company offered to purchase up to 100% of the preferred and common shares of Paturle, S.A. ("Paturle"), a French thermoplastics manufacturer serving the automotive, appliance and packaging industries. The acquisition was finalized on April 30, 2002 when Dow Corning France S.A.S., a wholly owned subsidiary of the Company, purchased 99.9 percent of Paturle's preferred and common shares and Dow Corning Enterprises, Inc., a wholly owned subsidiary of the Company, purchased the minority interest in Multibase, Inc., a subsidiary of Paturle. The transaction resulted in an aggregate purchase price of $57.9 of which $44.6 was goodwill. This acquisition included the indirect acquisition of Paturle's subsidiaries, including Multibase S.A.S. in France, Multibase, Inc. in the United States, and 76.8 percent of the stock of Synergy Multibase, Limited in India.

       On December 4, 2002, the Company, through Dow Corning Enterprises, Inc., a wholly owned subsidiary ("DCEI"), purchased substantially all of the assets of GAN Semiconductor, Inc., of Sunnyvale, California for a purchase price of $4.9. Included in the purchase was $2.9 of in-process research and development, which was charged to "Other" expense. The transaction resulted in goodwill of $0.3.

       On January 23, 2003, the Company, through DCEI, purchased substantially all of the assets of Sterling Semiconductor, Inc. ("Sterling"), a wholly owned subsidiary of Uniroyal Technology Corporation ("Uniroyal"), for a purchase price of $11.5. Dow Corning has consolidated the assets acquired in the GAN Semiconductor, Inc. and Sterling Semiconductor, Inc. in Midland, Michigan, forming Dow Corning Compound Semiconductor Solutions, LLC.

       On February 27, 2003, the Company purchased substantially all of the assets of Tyco Electronics, Inc., a wholly owned subsidiary of Tyco International Inc. for a purchase price of $9.4. Tyco Electronics, Inc.'s primary facility is located in Menlo Park, California. The transaction resulted in goodwill of $0.6.

       On June 16, 2003, the Company purchased all of the outstanding stock of Simcala, Inc., a silicon metal manufacturer located near Montgomery, Alabama. The consideration paid for the stock was approximately $15.5 million. In addition, immediately prior to the transaction closing, Simcala, Inc. redeemed the stock of its executive management for consideration of approximately $1.5 million. In addition, Dow Corning provided inter-company loans of approximately $13.25 million to Simcala, $7.1 million of which was for the purpose of retiring Simcala's outstanding debt and $6.15 million of which was for the purpose of securing Simcala's obligations under outstanding industrial development revenue bonds. As of December 31, 2003, the transaction was subject to further purchase accounting review.

       On July 1, 2003, DCEI purchased 20% of the outstanding stock of DC Dongjue Silicone Group Company Ltd. ("DCDSG"), bringing DCEI's total ownership of DCDSG to 60%. Previously, in November, 2001, DCEI and New Energy Chemicals Group Ltd. formed DCDSG as a corporate joint venture. At that time, DCEI was the minority interest shareholder, owning 25% of the outstanding stock and the joint venture was accounted for on an equity basis. In January, 2003, DCEI increased its ownership to 40%. The July 1, 2003 purchase resulted in an aggregate purchase price of $6.4 million, of which $4.6 million was recognized as goodwill. As of July 1, 2003, the Company has consolidated the results of DCDSG in the consolidated financial statements.

NOTE 3 - Global Restructuring
-----------------------------

       Beginning in 1998, the Company announced a series of restructurings of its global operations designed to improve operating efficiencies and to enable the Company to better meet customers' expectations. Principal actions included closure of certain manufacturing, marketing and research facilities and the consolidation of activities formerly carried on at the closed facilities, as well as a reduction in the number of employees due to either (1) position elimination or (2) deficiencies in specific employee skills required to meet current or anticipated Company needs. As a result of the programs committed to, announced and implemented in 1998 through 2001, approximately 1,350 employees left the Company. During 2002, the Company announced a further reduction of 470 employees. In 2002, the non-cash activity included $18.0 for special termination benefits as a result of the programs in effect. The Company does not expect any further expenses related to these announcements. In the first quarter of 2003, the Company completed the restructuring program.

-----------------------------

       The restructuring activity for the years ended December 31, 2003, 2002 and 2001 are as follows:

               Beginning of                         Activity      End of
               Year Reserve   Expenses   Payments   Non-Cash   Year Reserve
               ------------   --------   --------   --------   ------------
       2001      $  27.8      $ 43.1     $ (39.7)   $  (9.2)     $ 22.0
       2002      $  22.0      $ 62.8     $ (52.2)   $ (22.9)     $  9.7
       2003      $   9.7                 $  (2.1)   $  (7.6)

NOTE 4 - Management Variable Compensation
-----------------------------------------

       Dow Corning maintains a number of variable compensation plans designed to reward employees for outstanding individual and Company performance. "Operating Income" reflects compensation expenses for all such plans as and when earned by participants. All such plans are annual in nature, with the exception of the Phantom Stock Appreciation Rights Plan ("The StARs Plan") and the Performance Excellence Plan ("PEP").

       The StARs Plan was designed to provide a long-term compensation component for key employees in order to create a sense of ownership and to promote long-term Company success. The value of a StARs Unit was based on a metric of Company financial performance. The current intrinsic value of a StARs Unit was equal to the current value of a StARs Unit less its value at the time it was granted to the participant. The Plan had a three-year vesting period, during which time the awarded StARs Units could not be exercised. After the StARs Units were vested, the Plan had a seven-year period in which the StARs Units must be exercised or forfeited.

       In December, 2002, the Company decided to modify the StARs Plan in order to limit the future liabilities of the Company in the event that StARs Unit values increased at rates not originally intended when the StARs Plan was structured. As a result, pursuant to agreements with participants, the StARs Plans for years 1992 through 2002 were modified to reflect a fixed net value to participants for each outstanding StARs Unit in each such StARs Plan year. The vesting schedule for unvested shares remained unchanged, but the dates of future cash payments to participants were fixed. Management believes that despite these modifications, the StARs Plan continues to retain its intended purpose of rewarding and retaining key employees.

       Based on these changes to the StARs Plan, the Company reported expenses of $68.8 in the three-month period ending December 31, 2002 within the caption "Variable compensation program change", such amount being equal to the $77.0 liability of the StARs Plan after modifications less the $8.2 liability before modifications. As of December 31, 2003, the liability for the StARs Plan was $52.3.

       The PEP Plan was initiated in 2003 as a replacement for the StARs Plan. The December 31, 2003 liability for the PEP Plan was $7.9.

NOTE 5 - Summary of Significant Accounting Policies
---------------------------------------------------

Principles of Consolidation
---------------------------

       The accompanying consolidated financial statements include the accounts of Dow Corning and all of its wholly owned and majority owned domestic and foreign subsidiaries. The Company's interests in 20% to 50% owned subsidiaries are carried on the equity basis and are included under the caption "Other Assets
- Other" in the consolidated balance sheets. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

       Cash equivalents include all highly liquid investments with an average maturity of ninety days or less. The carrying amounts for cash equivalents approximate their fair market values.

Inventories
-----------

       The value of inventories is determined using lower of cost or market as the basis and a first-in, first-out (FIFO) method. See Note 6 for further details.

---------------------------------------------------

Property and Depreciation
-------------------------

       Property, plant and equipment is carried at cost less any impairment and is depreciated principally using accelerated methods over estimated useful lives ranging from 10 to 20 years for land improvements, 10 to 45 years for buildings and 3 to 20 years for machinery and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. If an asset is determined to be impaired, either based on value or a shortened life, the carrying amount of the asset is reduced to its fair value and the difference is charged to income in the period incurred.

       Expenditures for maintenance and repairs are charged against income as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized.

       The Company follows the policy of capitalizing interest as a component of the cost of capital assets constructed for its own use. The amount of interest that was capitalized for the years ended December 31, 2003, 2002 and 2001, in conformity with Statement of Financial Accounting Standards No. ("SFAS") 34, was $6.6 ($4.2 after tax), $3.2 ($2.0 after tax) and $9.5 ($6.0 after tax), respectively.

Investments
-----------

       The Company accounts for investments in debt and equity securities in conformity with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires the use of fair value accounting for trading or available-for-sale securities, while retaining the use of the amortized cost method for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Investments in debt and equity securities are included in the captions "Marketable securities", "Restricted insurance proceeds" and "Restricted cash collateral" in the consolidated balance sheets. All such investments are considered to be available for sale. If the decline in fair value of an investment in debt or equity securities is determined to be other than temporary, the carrying amount of the asset is reduced to its fair value and the difference is charged to income in the period incurred. See Note 8 for further discussion.

Credit Risk
-----------

       Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, investments, derivative financial instruments and trade receivables. By policy, for cash and investments, the Company limits the amount of credit exposure to any one counterparty. The Company places its investments and transacts its derivative instruments with counterparties that are major financial institutions with high credit ratings. The Company minimizes credit risk in its receivables from customers through its sale of products to a wide variety of customers and markets in locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within expectations. Management believes the risk of incurring losses related to credit risk is remote, and any losses would be immaterial to consolidated financial results.

Intangibles
-----------

       Other assets include $102.4, and $85.7 of intangible assets, net of accumulated amortization, at December 31, 2003 and 2002, respectively. Goodwill, representing the excess of cost over net assets of businesses acquired, is included in the above amounts and is tested for impairment in accordance with SFAS 142, "Goodwill and Other Intangible Assets". Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Revenue
-------

       Sales are recognized when revenue is realized or realizable and has been earned. Revenue is recognized as risk and title to the product transfers to the customer. Amounts billed to a customer in a sale transaction related to shipping costs are classified as revenue. The Company reduces revenue for product returns, allowances and price discounts.

Shipping Costs
--------------

       The Company records shipping costs incurred as Cost of sales in the Consolidated Statements of Operations and Retained Earnings. Shipping costs are primarily comprised of payments to third party shippers and totaled $76.6, $61.6, and $74.1 for the years ended December 31, 2003, 2002 and 2001, respectively.

Research and Development Costs
------------------------------

       Research and development costs are charged to operations when incurred and are included in Cost of sales. These costs totaled $162.5 in 2003, $154.5 in 2002 and $173.3 in 2001.

---------------------------------------------------

Income Taxes
------------

       The Company accounts for income taxes in conformity with the provisions of SFAS 109, "Accounting for Income Taxes." SFAS 109 requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At December 31, 2003, the Company had a net deferred tax asset balance of $947.8 million, after valuation allowances of $2.0 million. For additional information, see Note 7.

Currency Translation
--------------------

       The value of the U.S. dollar rises and falls day to day on foreign currency exchanges. Since the Company does business in many countries, these fluctuations affect the Company's financial position and results of operations. The Company accounts for these fluctuations in accordance with SFAS 52, "Foreign Currency Translation".

       Subsidiaries in Europe and Japan translate their assets and liabilities, stated in their functional currency, into U.S. dollars at current exchange rates, that is, the rates in effect at the end of the period. The gains or losses that result from this process affect "Cumulative translation adjustment" in the stockholders' equity section of the consolidated balance sheets. Changes in the functional currency value of monetary assets and liabilities denominated in foreign currencies are recognized in the caption, "Other" in the consolidated statements of operations and retained earnings. The revenues and expenses of these non-U.S. subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the U.S. dollar value of these items on the income statement fluctuates from period to period, depending on the value of the dollar against foreign currencies.

       For non-U.S. subsidiaries outside of Europe and Japan, where the U.S. dollar is the functional currency, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical rates of exchange. All other assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in the caption, "Other" in the consolidated statements of operations and retained earnings.

Derivative Financial Instruments
--------------------------------

       The Company uses derivative financial instruments to reduce the impact of changes in foreign exchange rates on its earnings, cash flows and fair values of assets and liabilities. In addition, the Company uses derivative financial instruments to reduce the impact of changes in natural gas prices on its earnings and cash flows. The Company enters into derivative financial contracts based on analysis of specific and known economic exposures. The Company's policy prohibits holding or issuing derivative financial instruments for trading or speculative purposes. The types of instruments typically used are forward contracts, but may also include option combinations and purchased option contracts.

       The Company adopted SFAS 133,"Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and as interpreted by the Financial Accounting Standards Board ("FASB") and the Derivatives Implementation Group through "Statement 133 Implementation Issues." These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. SFAS 133 requires the transition adjustment resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate.

---------------------------------------------------

       In accordance with the provisions of SFAS 133, as amended, the Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, if the Company is designating the instrument as a hedge, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variability in cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative or non-derivative that is designated as and meets all the required criteria for a hedge of a net investment are recorded in other comprehensive income. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings.

       The majority of currency derivative instruments entered into by the Company are not designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments, and changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the monetary assets and liabilities. Net foreign currency losses recognized in income amounted to $(12.0) in 2003, $(5.4) in 2002 and $(11.1) in 2001. The net foreign currency gains (losses) recognized in income for 2003, 2002 and 2001 includes $(6.3), $(1.8) and $0.2, respectively, in net foreign currency gains (losses) which are included as part of the income tax provision in the consolidated statement of operations and retained earnings.

       Where an instrument is designated as a hedge, the Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively.


As of January 1, 2001, the Company recorded the fair value of all outstanding derivative instruments as assets or liabilities on the balance sheet. The transition adjustment was not material to earnings or to accumulated other comprehensive income. Due to the immateriality of the transition amount to earnings, this amount was included in the caption "Other" in the consolidated statements of operations and retained earnings.

Litigation
----------

       The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical claims experience for incurred but not reported matters. The Company expenses these legal costs, including those expected to be incurred in connection with a loss contingency, as incurred. The Company has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to mitigate the impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter.

Environmental Matters
---------------------

       The Company determines the costs of environmental remediation for its facilities, facilities formerly owned by the Company and third party waste disposal facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in these evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The Company records a charge to earnings for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had accrued obligations of $3.3 and $1.8 at December 31, 2003 and 2002, respectively for environmental remediation and restoration costs, ongoing operations and maintenance for required monitoring at the facilities. Management believes that any costs incurred in excess of those accrued will not have a material adverse impact on the Company's consolidated financial position or results of operations.

---------------------------------------------------

New Accounting Standards
------------------------

       In June 2001, The Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations," which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this Statement does not have a material impact on the consolidated financial statements.

       In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain issued guarantees. Under the provisions of FIN 45, at the time a guarantee is issued, the Company will recognize a liability for the fair value or market value of the obligation it assumes. The initial measurement and recognition provisions of this interpretation are applicable on a prospective basis for guarantees issued or modified after December 31, 2002, and the disclosure requirements of this Interpretation are effective for interim or annual financial statements issued after December 15, 2002. The Company implemented FIN 45 as required. The Statement does not have a material impact on the consolidated financial statements. See Note 15 for discussion related to this Interpretation.

       In December 2003, the FASB revised Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The provisions of this Interpretation are applicable to non-public companies immediately for all interests created after December 31, 2003 and by the beginning of the first interim or annual period after December 15, 2004 for interests created prior to December 31, 2003. Management does not believe this Interpretation will have a material impact on the consolidated financial statements.

       In December 2003, the FASB revised SFAS 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". This Statement retains the existing disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. The additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. For non-public companies, this statement is effective for financial statements with fiscal years ending after June 15, 2004. The Company has complied with this statement in these financial statements for domestic plan disclosures.

       In November 2003, the EITF of the FASB reached a consensus on one issue with respect to EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," which requires certain qualitative and quantitative disclosures for securities accounted for under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. See Note 8 for the Company's disclosures relative to this requirement.

Use of Estimates
----------------

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

Reclassifications
-----------------

       Certain reclassifications of prior year amounts have been made to conform to the presentation adopted in 2003.

NOTE 6 - Inventories
--------------------

       The value of inventories is determined using lower of cost or market as the basis and a first-in, first-out (FIFO) method. The following table provides a breakdown of inventories at December 31, 2003 and 2002.

                                                  2003               2002
                                              -----------        -----------
           Produced goods                     $     294.7        $    256.9
           Purchased materials                       42.8              35.4
           Maintenance and supplies                  32.3              33.7
                                              -----------        ----------

           Total Inventory                    $     369.8        $    326.0
                                              ===========        ==========

       Due to the nature of operations, it is impractical to classify inventory as raw materials, work-in-process, and finished goods as the classifications can be interchangeable with certain inventoriable items.

       In the first quarter of 2002, the Company changed its method of accounting for inventory from the last-in, first-out method to the first-in, first-out (FIFO) method. As a result of declining costs and prices for such inventories, management believes that the use of the FIFO method results in more current inventory valuation at period end dates. The accounting change had no effect in 2002, but had been applied to prior periods by retroactively restating the financial statements resulting in the following changes to previously reported amounts.

                                                 Year ending
                                              December 31, 2001
                                              -----------------
           Income/(loss)
           Cost of sales                           (6.8)
           Income tax provision                     2.0
           Net Income (loss)                       (4.8)

NOTE 7 - Income Taxes
---------------------

       The components of income (loss) before income taxes as of December 31, 2003, 2002 and 2001 are as follows:

                                             2003          2002          2001
                                           --------      --------      ---------
Income (Loss) Before Income Taxes:
       Domestic                            $  148.1      $   60.8      $  (20.6)
       Foreign                                129.2          42.1         (14.6)
                                           --------      --------      --------

Total Income (Loss) Before Income Taxes    $  277.3      $  102.9      $  (35.2)
                                           ========      ========      ========


       The components of the income tax provision (benefit) as of December 31, 2003, 2002 and 2001 are as follows:

                                             2003          2002          2001
                                           ---------     ---------     ---------
Current:
       Domestic                            $   25.7      $   14.2      $  (63.1)
       Foreign                                 45.3          31.0          12.1
                                           --------      --------      --------

Total Current                                  71.0          45.2         (51.0)

Deferred:
       Domestic                                24.9           9.2          50.0
       Foreign                                 (1.6)        (15.2)         (3.3)
                                           --------      --------      --------

Total Deferred                                 23.3          (6.0)         46.7
                                           --------      --------      --------

Total Income Tax Provision (Benefit)       $   94.3      $   39.2      $   (4.3)
                                           ========      ========      ========

---------------------

       The tax effects of the principal temporary differences as of December 31, 2003 and 2002 giving rise to deferred tax assets and liabilities were as follows:

                                                          2003          2002
                                                        ---------     ---------
Deferred Tax Assets:
     Implant costs                                      $  630.9      $  638.0
     Accruals deductible for tax purposes when paid         94.3         101.1
     Post employment benefits                              176.0         186.5
     Basis in inventories                                   14.9          20.1
     Tax credit and net operating loss carry forwards      183.9         179.8
     Long term debt                                         14.6          14.6
     Other                                                  39.4          42.4
                                                        --------      --------

Total Deferred Tax Assets                                1,154.0       1,182.5

Deferred Tax Liabilities:
     Property, plant and equipment                        (204.2)       (187.7)
                                                        --------      --------

Net Deferred Tax Asset Prior to Valuation Allowance        949.8         994.8

Less:  Valuation Allowance                                  (2.0)         (2.7)
                                                        --------      --------

Net Deferred Tax Asset                                  $  947.8      $  992.1
                                                        ========      ========

       Management believes that it is more likely than not that the net deferred tax asset will be realized. This belief is based on criteria established in SFAS 109, "Accounting for Income Taxes." The criteria that management considered in making this determination were historical and projected operating results, the ability to utilize tax planning strategies and the period of time over which the tax benefits can be utilized. Substantially all of the deferred tax asset relating to tax credits and net operating loss carry forwards relates to cumulative losses generated by the company's subsidiary in the United Kingdom. There is an unlimited carry forward of net operating losses in that jurisdiction. The valuation allowance is attributable to the inability to utilize net operating loss carry forwards in other foreign jurisdictions.

       At December 31, 2003, income and remittance taxes have not been recorded on $270.4 of undistributed earnings of foreign subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to indefinitely reinvest those earnings. Cash paid (received) during the year for income taxes, net of refunds received, was $66.5 in 2003, ($58.7) in 2002, and $39.3 in 2001.

       The income tax provision at the effective rate differs from the income tax provision at the U.S. federal statutory tax rate in effect during December 31, 2003, 2002 and 2001 for the reasons illustrated in the following table:

                                                            2003              2002             2001
                                                       --------------    -------------    --------------
Income Tax Provision (Benefit) at Statutory Rate          $   97.0         $    36.0         $  (12.3)

       Foreign taxes, net                                     (0.4)              1.1              6.8
       Extra territorial income                               (4.7)             (4.5)            (5.1)
       State income taxes                                      3.2               1.6              0.9
       Accrued expenses                                        3.8               2.1              2.5
       Tax exempt interest income                             (2.2)             (1.2)            (9.4)
       Currency                                                0.1              (2.1)             1.8
       Other, net                                             (2.5)              6.2             10.5
                                                          --------         ---------         --------

Income Tax Provision (Benefit) at Effective Rate          $   94.3         $    39.2         $   (4.3)
                                                          ========         =========         ========

NOTE 8 - Unrestricted Investments
---------------------------------

       The carrying amounts of unrestricted investments reflected in the captions "Marketable securities" in the current and noncurrent sections of the consolidated balance sheets at December 31, 2003 and 2002, were $1,227.5 and $650.3, respectively. These unrestricted investments consist principally of obligations backed by the U. S. Government or one of its agencies and corporate and municipal issue bonds; and have been classified as "available for sale" in conformity with SFAS 115. The Company does not invest in securities that are below investment grade. Fair values are determined based on quoted market prices or, if quoted market prices are not available, on market prices of comparable instruments. For purposes of computing realized gain or loss on the disposition of unrestricted investments, the specific identification method is used.

       The Company and external investment managers review all of the Company's marketable securities to determine if the decline in value is other than temporary. The analysis includes a review of the amount and duration of the decline in value of a security and a comparison between the amount and duration of the decline in value of the security and that of similar securities in the same market sector. The Company has reviewed the investments that have a gross unrealized loss as of December 31, 2003 and has concluded that the decline in value is not other than temporary. The fair value of these investments is $156.2 and all such investments have a loss duration of less than 12 months.

       The amortized cost, gross unrealized gains, gross unrealized losses, and market value of the unrestricted investments consisted of the following as of December 31, 2003 and 2002:

                                                                            December 31, 2003
                                                       ----------------------------------------------------------
                                                                          Gross          Gross
                                                         Amortized      Unrealized     Unrealized       Market
                                                           Cost           Gains         (Losses)         Value
                                                       -----------     -----------    ------------   ------------
Debt Securities:
       U.S. government obligations                     $      49.7                    $      (0.1)   $      49.6
       U.S. government agency obligations                    209.1     $       0.2           (0.6)         208.7
       Mortgage and asset backed securities                   64.6             0.1                          64.7
       Corporate bonds                                       120.6             0.3           (0.3)         120.6
       Municipal bonds                                       761.9                                         761.9
       Certificates of deposit and commercial paper           20.0                                          20.0
                                                       -----------     -----------    -----------    -----------

Total Debt Securities                                  $   1,225.9     $       0.6    $      (1.0)   $   1,225.5
                                                       -----------     -----------    -----------    -----------

Equity Securities:
       Domestic                                                0.1                                           0.1
       Foreign                                                 1.8             0.1                           1.9
                                                       -----------     -----------    -----------    -----------

Total Equity Securities                                        1.9             0.1                           2.0
                                                       -----------     -----------    -----------    -----------

Total Marketable Securities                            $   1,227.8     $       0.7    $      (1.0)   $   1,227.5
                                                       ===========     ===========    ===========    ===========

---------------------------------


                                                                            December 31, 2002
                                                       ----------------------------------------------------------
                                                                          Gross          Gross
                                                        Amortized      Unrealized      Unrealized       Market
                                                           Cost           Gains         (Losses)         Value
                                                       -----------     -----------    ------------   ------------
Debt Securities:
       U.S. government obligations                     $     106.2     $       0.7    $      (0.1)   $     106.8
       U.S. government agency obligations                     89.5             0.1           (0.1)          89.5
       Mortgage and asset backed securities                  127.0             0.7                         127.7
       Corporate bonds                                       169.4             0.7           (0.1)         170.0
       Municipal bonds                                       120.4                                         120.4
       Foreign bonds                                           1.6                           (0.3)           1.3
       Foreign commercial paper and bank deposits              3.7                                           3.7
       Certificates of deposit and commercial paper           30.8                                          30.8
                                                       -----------     -----------    -----------    -----------

Total Debt Securities                                  $     648.6     $       2.2    $      (0.6)   $     650.2
                                                       -----------     -----------    -----------    -----------

Domestic Equity Securities                                     0.1                                           0.1
                                                       -----------     -----------    -----------    -----------

Total Marketable Securities                            $     648.7     $       2.2    $      (0.6)   $     650.3
                                                       ===========     ===========    ===========    ===========

       The contractual maturities of the debt securities included in unrestricted investments consisted of the following at December 31, 2003 and 2002:

                                                     2003          2002
                                                   ---------     --------

     Mature in one year or less                    $   986.6     $  353.3
     Mature after one year through five years          236.7        294.3
     Mature after five years                             2.2          2.6
                                                   ---------     --------

     Total debt securities                         $ 1,225.5     $  650.2
                                                   =========     ========


NOTE 9 - Restricted Assets
--------------------------

Collateralized Letters of Credit
--------------------------------

       The Company has Letters of Credit outstanding of $46.1 and $26.8 at December 31, 2003 and 2002, respectively for which the Company has legally restricted funds to serve as collateral for the purpose of reducing the effective cost of those letters of credit. As of December 31, 2003 and 2002, the Company had $46.7 and $27.3 respectively, of funds restricted to support these obligations.

Environmental Trusts
--------------------

       In order to comply with certain environmental regulations, as of December 31, 2003 and 2002, the Company maintained $23.4 and $23.0, respectively in certain trusts in order to provide financial assurance for the potential payment of aggregate estimated closure, post-closure, corrective action and potential liability costs associated with the operation of hazardous waste storage facilities at certain plant sites (see Note 13 for further discussion). Those amounts are included in the caption "Restricted cash collateral" in the consolidated balance sheets.

Restricted Insurance Assets
---------------------------

       In the second half of 2001, $939.0 of cash proceeds from settlements with insurers and related interest was applied toward the Debtor Company's payments under the Funding Payment Agreement, the Interim Funding Agreement, and the Insurance Allocation Agreement, as amended (see Note 14). As of December 31, 2003 and 2002, $207.4 and $181.3, respectively, of cash proceeds from settlements with insurers (received since the commencement of the Chapter 11 Proceeding), including investment income earned thereon, is restricted as to its use pursuant to orders of the Bankruptcy Court. These balances are included in the caption "Restricted insurance proceeds" in the consolidated balance sheets and are invested in investment categories approved by the Bankruptcy Court.

--------------------------

       A majority of the "Restricted insurance proceeds" and the "Anticipated implant insurance receivable" recorded in the consolidated balance sheets relate to the Shared Insurance Assets. The term "Shared Insurance Assets" is defined in
Note 14. The Company and/or Dow Chemical will have rights to petition the Bankruptcy Court for distribution of the "Restricted insurance proceeds" primarily for the purpose of making specified indemnity payments or reimbursing specified expense payments under conditions prescribed by the Bankruptcy Court. The Company anticipates that, during the Chapter 11 Proceeding, future settlements of policies which name the Company as a co-insured will be subject to the approval of the Bankruptcy Court and restricted in a manner similar to that described above.

       Management believes that it is probable that it will have access to the Shared Insurance Assets and other insurance proceeds in an amount sufficient to ultimately realize "Anticipated implant insurance receivable" recorded in the accompanying consolidated balance sheets (see Note 13 for further discussion of insurance matters).

       The aggregate fair market value of the marketable securities classified as restricted investments approximates the carrying value. At December 31, 2003 and 2002, the carrying values of the restricted investments were $277.5 and $232.1, respectively. These restricted investments consist principally of obligations backed by the U. S. Government or one of its agencies and corporate and municipal issue bonds; and have been classified as "available for sale" in conformity with SFAS 115. Fair values are determined based on quoted market prices or, if quoted market prices are not available, on market prices of comparable instruments. For purposes of computing realized gain or loss on the disposition of restricted investments, the specific identification method is used. Restricted investments are included in the captions "Restricted insurance proceeds" and "Restricted cash collateral" in the "Other Assets" section of the consolidated balance sheet. The composition of restricted investments as of December 31, 2003 and 2002 as follows:

                                                     2003             2002
                                                   -----------     -----------

Restricted Securities:
     U.S. government obligations                   $       4.9     $      6.9
     U.S. government agency obligations                   13.4           10.3
     Mortgage-backed & asset backed securities             3.1            1.0
     Corporate bonds                                      17.6            8.4
     Municipal securities                                 48.9           35.1
     Foreign bonds                                         0.5
     Money market funds                                  189.1          170.4
                                                   -----------     ----------

Total Restricted Securities                        $     277.5     $    232.1
                                                   ===========     ==========


       The contractual maturities of restricted investments were the following at December 31, 2003 and 2002:

                                                      2003            2002
                                                   -----------     ----------

       Mature in one year or less                  $     241.8     $    205.9
       Mature after one year through five years           16.1           10.3
       Mature after five years                            19.6           15.9
                                                   -----------     ----------

       Total restricted securities                 $     277.5     $    232.1
                                                   ===========     ==========


NOTE 10 - Notes Payable and Credit Facilities
---------------------------------------------

       Notes payable at December 31, 2003 and 2002 consisted of the following:

                                                     2003            2002
                                                   --------        --------

Current Liabilities:
Bank Borrowings                                    $    7.5        $    2.8
                                                   ========        ========

Liabilities Subject to Compromise:
Revolving Credit Agreement                         $  375.0        $  375.0
                                                   ========        ========

---------------------------------------------

       During 1993, the Debtor Company entered into a revolving credit agreement with sixteen domestic and foreign banks which provided for borrowings on a revolving credit basis until November, 1997, of up to $400.0. Under the provisions of the revolving credit agreement, the Debtor Company is subject to certain debt restrictions and provisions. Due to the Debtor Company's status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Debtor Company has not made payment under its debt agreements, including the revolving credit agreement, since May 15, 1995. At that time, the interest rate on amounts outstanding under the revolving credit agreement was 7.13%. While operating in the Chapter 11 Proceeding, the Debtor Company is prohibited from paying interest on unsecured pre-petition debts including the debt incurred under the revolving credit agreement. The Company is unable to estimate the fair value of the debt incurred under the revolving credit agreement due to the uncertainty associated with the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code. See Note 14 for additional information regarding interest on pre-petition debt.

       Amounts outstanding under short-term lines of credit are liabilities of the subsidiaries of the Debtor Company and are described as "Bank borrowings" in the table above. The carrying amounts of these short-term borrowings approximated their fair value.

       Dow Corning Toray Silicone Company Ltd. ("DCTS"), a majority owned subsidiary, maintains an accounts receivable securitization facility with its primary bank. The discount rate under this facility is TIBOR plus 0.25%. Pursuant to this facility, DCTS has sold accounts receivable in the amount of $171.2 to such bank in exchange for $171.1 during 2003, and $156.7 was sold to such bank in exchange for $156.6 in 2002. Under the facility, DCTS retains no interest in the accounts receivable. However, it maintains insurance to protect 95% of the receivables liquidated under the program; premiums for such insurance of $0.2 were paid in each of the years 2003 and 2002. As of December 31, 2003 and 2002, $26.1 and $23.5, respectively, remained outstanding under the facility.

       The Company had unused and committed credit facilities for use by foreign subsidiaries at December 31, 2003 and 2002 with various U.S. and foreign banks totaling $110.0 and $107.2, respectively. These credit facilities require the payment of commitment fees. The Company intends to renew these facilities at their respective maturities. These facilities are available in support of working capital requirements.

NOTE 11 - Long-Term Debt
------------------------

       Long-term debt at December 31, 2003 and 2002 consisted of the following:

                                                             2003       2002
                                                           --------   --------
Long-Term Debt
       Fixed rate note due 2003                                       $   5.3
       Fixed rate notes due 2004
          3.95-5.84% at December 31, 2003                  $    2.0       1.1
       Fixed rate note due 2005
          6.5% at December 31, 2003                             5.0       6.2
       Fixed rate note due 2006
          4.7% at December 31, 2003                             8.1       8.2
       Variable rate notes due 2007
          2.646% at December 31, 2003                           2.7       2.6
       Fixed rate notes due 2007
          4.35-5.85% at December 31, 2003                      11.3      10.9
       Fixed rate note due 2015
          6.36% at December 31, 2003                           11.0       9.7
       Other obligations and capital leases
          5.6%-6.24% at December 31, 2003                      21.3      19.5
                                                           --------   -------

Total Long-Term Debt                                           61.4      63.5
       Less - payments due within one year                      9.2      13.1
                                                           --------   -------

Total Long-Term Debt Due after one year                    $   52.2   $  50.4
                                                           ========   =======

Liabilities Subject to Compromise - Long-Term Debt:
       9.375% debentures due 2008                          $   75.0   $  75.0
       8.15% debentures due 2029                               50.0      50.0
       8.125%-9.5% medium-term notes due 1995-2001,
          8.71% average rate                                   34.5      34.5
       Variable rate notes due 1995-1998, 6.688%-7.234%        84.8      84.8
       Japanese yen notes due 1998, 5.55%                      29.4      29.4
                                                           --------   -------

Total Liabilities Subject to Compromise - Long-term Debt   $  273.7   $ 273.7
                                                           ========   =======

       Due to the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code (see Note 14), long-term debt of the Debtor Company has been reclassified to the caption "Liabilities Subject to Compromise" in the table above and in the accompanying consolidated balance sheets. At December 31, 2003, the amount shown under the caption "Long-Term Debt" in the table above represents long-term debt of the subsidiaries of the Debtor Company.

       At December 31, 2003, the fair value of the long-term debt, including the portion due within one year, of the subsidiaries of the Debtor Company approximated the book value of $61.4. The Company is unable to estimate the fair value of the long-term debt of the Debtor Company at December 31, 2003, due to the uncertainty associated with the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code.

       Due to the Debtor Company's status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Debtor Company has not made payment under its debt agreements since May 15, 1995.

       Annual aggregate maturities of the long-term debt of the subsidiaries of the Debtor Company are: $9.2 in 2004, $7.5 in 2005, $12.7 in 2006, $5.1 in 2007,
$1.5 in 2008 and $25.4 thereafter.

       While operating in the Chapter 11 Proceeding, the Debtor Company is generally prohibited from paying interest on unsecured pre-petition debts of the Debtor Company. See Note 14 for additional information regarding interest on pre-petition debt. Cash paid during the year for interest was $5.4 in 2003, $5.0 in 2002 and $6.9 in 2001.

NOTE 12 - Post Employment Benefits
----------------------------------

       The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees. The Company also has various defined contribution and savings plans covering certain employees. The components of pension expense for the Company's domestic and foreign plans are set forth below for the years ended December 31, 2003, 2002 and 2001:

                                                            2003              2002             2001
                                                       --------------    -------------    --------------
Defined Benefit Plans:
     Service cost (benefits earned during the period)     $   34.0         $    30.4         $   30.1
     Interest cost on projected benefit obligations           77.6              72.6             71.4
     Expected return on plan assets                          (74.3)            (70.9)           (71.9)
     Net amortization                                         12.5               5.2              5.6
     Curtailment and special termination benefits                                7.6              2.5
                                                          --------         ---------         --------

Total Defined Benefit Plan                                    49.8              44.9             37.7

Defined Contribution and Savings Plans                        28.9              19.1             18.3
                                                          --------         ---------         --------

Total Pension Expense                                     $   78.7         $    64.0         $   56.0
                                                          ========         =========         ========

       The majority of the Company's defined benefit employee retirement plans have a measurement date of December 31 of the applicable year. The following table presents reconciliations of defined benefit plans' funded status with amounts recognized in the Company's consolidated balance sheets at December 31, 2003 and 2002, respectively as part of other assets, other long-term liabilities, and liabilities subject to compromise:

                                                                              2003             2002
                                                                         -------------    --------------
Net Accrued Pension Liability:
     Projected benefit obligation in excess of plan assets                 $  (508.2)        $ (558.7)
     Unrecognized net loss                                                     376.7            404.2
     Unrecognized prior service costs                                           16.0             18.2
     Unrecognized net transition obligation                                      1.1              1.4
     Minimum pension liability                                                (225.0)          (174.3)
     Intangible asset                                                           14.8             16.1
                                                                           ---------         --------

Net Accrued Pension Liability                                              $  (324.6)        $ (293.1)
                                                                           =========         ========

       The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets were $1,343.0, $1,176.7 and $826.8 as of December 31, 2003 and $1,199.7, $1,067.7 and $681.4 as of December 31, 2002,
respectively.

       The following table provides a reconciliation of beginning and ending balances of the projected benefit obligation as of December 31, 2003 and 2002:

                                                                              2003             2002
                                                                         -------------    --------------
Projected Benefit Obligation:
     Projected benefit obligation, beginning of year                       $   1,234.8       $  1,080.3
     Service cost                                                                 34.0             30.4
     Interest cost                                                                77.6             72.6
     Actuarial losses                                                             76.9            119.7
     Foreign currency exchange rate changes                                       19.6             17.1
     Benefits paid                                                               (76.5)           (88.0)
     Curtailment and special termination benefits                                                   2.8
     Other                                                                         7.6             (0.1)
                                                                           -----------       ----------

Projected benefit obligation, end of year                                  $   1,374.0       $  1,234.8
                                                                           ===========       ==========

----------------------------------

       The following table provides a reconciliation of the beginning and ending balances of the fair value of plan assets as of December 31, 2003 and 2002:

                                                        2003           2002
                                                     ---------      ---------
Fair Value of Plan Assets
     Fair value of plan assets, beginning of year    $  680.1       $  744.4
     Actual return on plan assets                       183.0           54.9)
     Foreign currency exchange rate changes              17.5            7.6
     Contributions by the employer                       60.4           68.9
     Contributions by plan participants                   1.7            1.6
     Benefits paid                                      (76.5)         (88.0)
     Other                                               (0.4)           0.5
                                                     --------       --------

Fair Value of Plan Assets, End of Year               $  865.8       $  680.1
                                                     ========       ========


       For the United States defined benefit plan, as of December 31, 2003 and 2002, the fair value of plan assets included 69% and 72% of equity securities and 31% and 28% of debt securities, respectively. The plan targets an asset allocation of 55%-75% equity securities and 25%-45% debt securities. The Company expects to contribute $30.0 of funds to plan assets during the measurement year ending December 31, 2004.

       The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation for defined benefit plans was 5.9% as of December 31, 2003 and 6.3% as of December 31, 2002. The weighted average rate of increase in future compensation levels was determined using an age specific salary scale and was 4.2% as of December 31, 2003 and 5.0% as of December 31, 2002. The weighted average expected long-term rate of return on plan assets was 8.6% and 8.5% for pension expenses reported in 2003 and 2002, respectively. The long-term rate of return on plan assets assumption is determined considering historical returns and expected future asset allocation and returns.

       In addition to providing pension benefits, the Company, primarily in the United States, provides certain health care and life insurance benefits for most retired employees. The cost of providing these benefits to retirees outside the United States is not significant. Net periodic postretirement benefit cost includes the following components as of December 31, 2003, 2002 and 2001:

                                                    2003     2002      2001
                                                  ------   ------    ------
Net Periodic Postretirement Benefit Cost:
     Service cost                                 $  3.9   $  4.2    $  5.5
     Interest cost                                  18.2     16.5      17.2
     Amortization of prior service cost              0.4     (0.8)     (0.9)
                                                  ------   ------    ------

Total Net Periodic Postretirement Benefit Cost    $ 22.5   $ 19.9    $ 21.8
                                                  ======   ======    ======

----------------------------------

       The following table presents a reconciliation of the beginning and ending balances as of December 31, 2003 and 2002 of the accumulated postretirement benefit obligation, as well as the accrued postretirement benefit cost recognized in the Company's consolidated balance sheets as part of "Liabilities Subject to Compromise".


                                                         2003         2002
                                                      ---------     --------
Accrued Postretirement Benefit Obligation:
     Accrued postretirement benefit obligation
       at beginning of year                           $   276.5     $  225.5
     Service cost                                           3.9          4.2
     Interest cost                                         18.2         16.5
     Actuarial loss                                        16.3         41.3
     Curtailment and special termination benefits                        7.0
     Plan change                                          (33.4)
     Benefits paid                                        (14.2)       (18.0)
                                                      ---------     --------

Accrued Postretirement Benefit Obligation
       at End of Year                                     267.3        276.5

     Unrecognized prior service cost                       40.0          7.4
     Unrecognized net loss                                (67.0)       (52.5)
                                                      ---------     --------

Total Accrued Postretirement Benefit Obligation       $   240.3     $  231.4
                                                      =========     ========


       In 1992, the Company amended its retiree health care benefit plan to require that, beginning in 1994, employees must have a certain number of years of service to be eligible for any retiree health care benefit. This amendment resulted in the Company recording an unrecognized negative prior service cost, which is being amortized in the consolidated statement of operations and retained earnings. The retiree health care plan provides for certain cost sharing changes that limit the Company's share of retiree health care costs. The Company continues to fund benefit costs on a pay-as-you-go basis with the retiree paying a portion of the costs. In 2003, the Company amended its retiree health care benefit plan to discontinue certain previously offered healthcare options and replace such options with more cost effective alternatives and also changed its methodology for coordination with Medicare. This had the effect of reducing the accrued postretirement benefit obligation by $33.4 in 2003.

       The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.29% in 2003 and was assumed to decrease gradually to 5.00% in 2010 and remain at that level thereafter. For retirees under age 65, plan features limit the health care cost trend rate assumption to a maximum of 8.0% for years 1994 and later. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 6.05% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2003 by 8.36%. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by 5.28% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2003 by 5.95%.

       The discount rate used in determining the accumulated postretirement benefit obligation was 6.25% at December 31, 2003 and 6.75% at December 31, 2002.

NOTE 13 - Contingencies
-----------------------

Breast Implant Litigation and Claims - Background
-------------------------------------------------

       Prior to 1992, the Company was engaged in the manufacture and sale of silicone gel breast implants and the raw material components of those products. In January 1992, the Company ceased production of these products following a request by the United States Food and Drug Administration ("FDA") that breast implant producers voluntarily halt the sale of silicone gel breast implants.

       Between 1991 and 1995, the Company experienced a substantial increase in the number of lawsuits against the Company relating to breast implants. By May 15, 1995, the date that the Debtor Company commenced its Chapter 11 Proceeding, the Debtor Company was named in approximately 19,000 separate breast implant products liability and 46 class action lawsuits filed in the United States by, or on behalf of, individuals who claim to have, or have had, breast implants. Other breast implant manufacturers which purchased silicone raw materials from the Debtor Company, and other defendants in breast implant litigation, have filed claims for indemnity and contribution against the Debtor Company in its Chapter 11 Proceeding (see Note 14 for further discussion).

----------------------

       The Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code has resulted in a stay of this litigation in the United States. However, claims prosecuted against the Debtor Company in non-U.S. jurisdictions and against subsidiaries of the Debtor Company are not stayed by the Chapter 11 Proceeding, except to the extent recognized by each non-U.S. jurisdiction. In addition to the litigation referred to above, several thousand plaintiffs filed claims in non-U.S. jurisdictions, primarily in Australia and Canada. Of these claims, approximately 30 have been served and are actively being prosecuted under the legal systems of their relevant jurisdictions. "Served" means that a lawsuit that is filed against a defendant is presented to the defendant to allow the defendant to formally respond, after which the prosecution of the lawsuit can proceed. In the context of the Company's disclosures, many lawsuits that were filed in non-U.S. jurisdictions against the Company were not presented to the Company for a formal response and were therefore not able to be prosecuted against the Company. Management believes that many of the non-U.S. lawsuit claims are duplicative of proofs of claim filed by such non-U.S. claimants in the Debtor Company's Chapter 11 Proceeding and that a substantial majority of these claims will be resolved through the settlements of Canadian and Australian breast implant lawsuits described below. Approximately 5,700 non-U.S. plaintiffs filed lawsuits in the United States. In addition, six class action lawsuits are pending in non-U.S. jurisdictions.

       In 1999, the Bankruptcy Court approved settlements of three Canadian class actions that had previously been filed against the Debtor Company in the provinces of Ontario, Quebec and British Columbia, Canada, resolving approximately 14,100 claims filed in the Debtor Company's Chapter 11 Proceeding. The amounts of these settlements are approximately $18.0, $37.0 and $25.1, respectively. Each of these settlements have been approved by the appropriate Provincial Court. Some Canadian claimants in provinces other than Ontario, Quebec, or British Columbia have also chosen to resolve their claims via the British Columbia settlement. All three Canadian class action settlements will be administered pursuant to the Debtor Company's ultimate plan of reorganization.

       In 1999, the Bankruptcy Court approved a settlement of approximately $23.0 that will resolve approximately 3,300 claims filed in the Debtor Company's Chapter 11 Proceeding originating in Australia (the "Initial Australian Settlement"). Payments under the Initial Australian Settlement were administered and made in Australia and were sourced from the Debtor Company's insurance assets. See Note 14 for definitions and discussions regarding the Debtor Company's Chapter 11 Proceeding.

       In July, 2003, the U.S. District Court in Michigan approved a settlement to resolve certain issues presented by approximately 1,750 other creditors with claims originating in Australia (the "Subsequent Australian Settlement"). Under the Subsequent Australian Settlement, these claims will be processed in Australia under the settlement program for non-U.S. claimants provided by the Joint Plan of Reorganization. The U.S. District Court in Michigan's approval of the Subsequent Australian Settlement has been appealed by certain creditors with claims originating in Korea. The Debtor Company is uncertain as to when this appeal will be resolved. The Australian Claimants affected by the Subsequent Australian Settlement previously filed an appeal of the U.S. District Court in Michigan's December, 2002 Memorandum Opinion and Order with the U.S. Court of Appeals. This appeal contested the Bankruptcy Court's confirmation of the Joint Plan of Reorganization. Following the approval by the U.S. District Court in Michigan of the Subsequent Australian Settlement, this appeal was withdrawn by the Australian claimants affected by the Subsequent Australian Settlement. See
Note 14 for discussion of the U.S. District Court in Michigan's December, 2002 Memorandum Opinion and Order.

Breast Implant Litigation and Claims - Settlement Agreement
-----------------------------------------------------------

       In 1994, the Company, along with other defendants and representatives of breast implant litigation plaintiffs, entered into a settlement agreement (the "Settlement Agreement") under the supervision of the U.S. District Court for the Northern District of Alabama (the "Court"). Under the Settlement Agreement, the Company agreed to contribute up to $2.02 billion to resolve pending and future breast implant litigation. The Company made a preliminary payment of $42.5 pursuant to the Settlement Agreement to cover the Company's portion of expenses for administration of the Settlement Agreement ("Administrative Payment") (see
Note 14 for further information.) Approximately 7,000 U.S. and non-U.S. potential claimants elected not to participate in the Settlement Agreement. In 1995, the Court concluded the total amount of claims likely to be approved for payment would result in substantially lower payments to claimants than anticipated under the Settlement Agreement, and the Court requested that the parties negotiate possible modifications to the Settlement Agreement. The Company did not actively participate in the subsequent negotiations and is not a party to the resulting revisions to the Settlement Agreement (the "Revised Settlement Agreement"). The Company considers its participation in the Settlement Agreement to have been discontinued and anticipates that breast implant litigation and claims pending against it will be resolved in the Debtor Company's Chapter 11 Proceeding (see Note 14 below for further discussion).

-----------------------

Breast Implant Litigation and Claims - Insurance Matters
--------------------------------------------------------

       The Debtor Company had a substantial amount of unexhausted products liability insurance coverage with respect to breast implant lawsuits and claims. A substantial number of the Debtor Company's insurers reserved the right to deny coverage, in whole or in part, due to differing legal theories. In 1993, the Company commenced litigation against certain of its insurance companies ("Litigating Insurers") to seek enforcement of the obligations of the Litigating Insurers to the Debtor Company. This litigation was ultimately conducted in the Wayne County, Michigan Circuit Court (the "Michigan Court"). A majority of the Litigating Insurers have been dismissed from this litigation pursuant to settlements reached with the Company.

       As a result of this litigation, the Michigan Court (a) ruled that certain of the Company's primary Litigating Insurers have a duty to defend the Company with respect to breast implant products liability lawsuits, (b) directed these insurers to reimburse the Company for certain defense costs previously incurred,
(c) ruled in favor of the Company on allocation of defense costs, (d) ordered that each primary Litigating Insurer is obligated to pay the defense costs for all cases alleging a date of implant either before or during the insurers' policy periods and for all cases involving unknown implant dates (once implant dates become known, the appropriate insurer becomes responsible for relevant defense costs), (e) ruled that relevant insurance contracts afford coverage for punitive damages except where specific policy provisions expressly exclude coverage for such damages and (f) ruled that the Company is entitled to recover substantially all defense, settlement and judgment costs previously incurred. In addition, a jury in the Michigan Court found the remaining Litigating Insurers liable for coverage including costs of defense and settlement of the Company's breast implant lawsuits in the United States and in other countries. Certain of the Litigating Insurers appealed the results of this litigation to the Michigan Court of Appeals (the "Court of Appeals"). In October, 1999, the Court of Appeals substantially affirmed the findings of the Michigan Court. The Michigan Supreme Court declined to hear an appeal of this decision.

       The Company is continuing settlement negotiations with the remaining Litigating Insurers as well as other insurers that are not involved in the litigation. The Company is also pursuing (a) resolution of a significant portion of currently unresolved insurance coverage provided by other solvent insurers through arbitration proceedings and (b) recovery from insolvent insurance carriers via settlement discussions. As of December 31, 2003, the amount of unexhausted coverage attributable to insolvent insurance carriers is $374.8. Of this amount, the Company has recorded a receivable as of December 31, 2003, of $24.5 related to insolvent insurance carriers, which is included under the caption "Anticipated implant insurance receivable" in the accompanying consolidated balance sheets. Of the total "Anticipated implant insurance receivable" of $436.3 as of December 31, 2003, $103.7 relates to insurance that continues to be contested by certain of the Company's insurance carriers and $332.6 represents amounts to be received by the Company pursuant to settlements with other of the Company's insurance carriers.

       Based on the status of the litigation, arbitration proceedings and settlement discussions detailed above, management continues to believe it is probable the Company will recover from its insurers a substantial amount of breast implant-related payments, which have been or may be made by the Company. This belief is further supported by the fact that the Company received insurance recoveries of $1,139.6 from September 1, 1994, through December 31, 2003, and entered into settlements with certain insurers for future reimbursement.

Breast Implant Litigation and Other Claims - Financial Provisions
-----------------------------------------------------------------

       The Debtor Company has taken steps in the past to reflect the anticipated financial consequences of the breast implant situation. Prior to May 15, 1995, the Company recorded aggregate pre-tax charges of $2.8 billion and related insurance receivables of $1.4 billion to reflect the Company's best estimate, at the time, of its potential liability under the Settlement Agreement and all associated costs to resolve breast implant litigation. Since May 15, 1995, the Company's implant reserve has been reduced as a result of payments made by the Debtor Company for application to the Debtor Company's obligation to make the Initial Payment and the Initial Payment Supplement (see Note 14) and for certain legal, administrative, and research costs related to the breast implant controversy that were taken into consideration when the reserve was originally recorded.

       In 1998, the Company recognized a pretax charge of $1,272.5 ($801.7 after tax) representing its best estimate of anticipated financial consequences to the Company to resolve all claims arising from the Debtor Company's Chapter 11 Proceeding and from the breast implant controversy. This charge was taken because management had concluded that implementation of the Joint Plan of Reorganization is probable. The term "Joint Plan of Reorganization" is defined and discussed in Note 14 below.

-----------------------

       As reported under "Confirmation Procedures" in Note 14 below, the Bankruptcy Court's Confirmation Order provides that interest payable on the allowed claims of creditors of the Debtor Company represented by the Committee of Unsecured Creditors should be calculated using relevant contract rates of interest where contracts specified a rate and the Federal Judgment Rate of 6.28% for claims without contractually specified rates of interest. On April 19, 2001, the Bankruptcy Court issued an opinion, which indicated that interest on claims held by creditors represented by the Committee of Unsecured Creditors should be compounded on an annual basis. The Debtor Company revised its estimate of interest payable to these creditors in the second quarter of 2001 to reflect the impact of annual compounding pursuant to the Bankruptcy Court's opinion. As a result, the Debtor Company's results for the second quarter of 2001 include a pretax charge of $58.3 ($36.7 after tax) (see Note 14 for additional information). Accordingly, the Company's results for the twelve months ended December 31, 2003, 2002 and 2001, included $94.5 ($59.5 after tax), $88.4 ($55.7 after tax) and $125.3 ($79.0 after tax), respectively, for the amount of interest payable to such creditors. The actual amount of interest that will ultimately be paid to these creditors is uncertain. This is because, among other things, the Debtor Company is engaged in litigation with certain of the Debtor Company's commercial creditors regarding the amount of interest to be paid by the Debtor Company from May 15, 1995 until the Effective Date. The terms "Committee of Unsecured Creditors" and "Joint Plan of Reorganization" are defined and discussed in Note 14 below.

       Under the Funding Payment Agreement and the Interim Funding Agreement, the Debtor Company made the Initial Payment and the Initial Payment Supplement totaling $1,067.0 in 2001, including $939.0 of cash proceeds from settlements with insurers and related interest (See Note 14). The terms "Funding Payment Agreement" and "Interim Funding Agreement" are defined and discussed in Note 14 below.

       The ultimate cost to resolve implant litigation and claims and related issues was estimated for purposes of determining the feasibility of the Joint Plan of Reorganization during the Debtor Company's Chapter 11 Proceeding (see
Note 14 below). The Bankruptcy Court concluded that the Debtor Companies funding commitments under the Joint Plan of Reorganization were sufficient to cover these costs. Notwithstanding the inherent uncertainties associated with estimating the ultimate cost of resolving implant litigation and claims and related issues, management believes it has accrued amounts required under generally accepted accounting principles.

       The "Anticipated implant insurance receivable" recorded in the consolidated balance sheets is the result of the provisions described above; a substantial portion of this "Anticipated implant insurance receivable" relates to amounts expected to be recovered from the Litigating Insurers. The principal uncertainties that exist with respect to the realization of this asset include the ultimate cost of resolving implant litigation and claims, the results of litigation against and arbitration proceedings and settlement negotiations with insurers, and the extent to which insurers may become insolvent in the future. Management believes that, while uncertainties regarding the "Anticipated implant insurance receivable" continue to exist, these uncertainties are not reasonably likely to result in a material adverse change to the Company's financial position, and that it is probable that the "Anticipated implant insurance receivable" recorded in the consolidated balance sheet as of December 31, 2003 will ultimately be realized.

       While the Company does not anticipate a need to further revise amounts recorded in its financial statements for implant reserves and related insurance receivables, other than those required to reflect the results of insurance settlements received and payments made by the Debtor Company to the Settlement Facility (see Note 14), it is possible that future developments could require a revision of the amounts recorded. These uncertainties will continue to exist until the Joint Plan of Reorganization has been implemented and all substantive issues relating to the Company's insurers have been resolved. As additional facts and circumstances develop, it is at least reasonably possible that amounts recorded in the Company's consolidated financial statements may be revised to reflect any material developments relating to the resolution of implant litigation and claims and related issues. Future revisions, if required, could have a material effect on the Company's financial position or results of operations in the period or periods in which such revisions are recorded. Since any specific future developments, and the impact such developments might have on amounts recorded in the Company's financial statements, are unknown at this time, an estimate of possible future adjustments cannot be made.

Securities Laws Class Action Lawsuits
-------------------------------------

       As previously reported, in 1992 the Company and certain of its former and present directors and officers were named, as defendants with others, in two securities laws class action lawsuits filed by purchasers of stock of Corning and Dow Chemical. These cases were originally filed as several separate cases in the Federal District Court for the Southern District of New York; they were subsequently consolidated so that there is one case involving claims on behalf of purchasers of stock of Corning and one case involving claims on behalf of purchasers of stock of Dow Chemical. The plaintiffs in these cases allege, among other things, misrepresentations and omissions of material facts and breach of duty with respect to purchasers of stock of Corning and Dow Chemical relative to the breast implant issue. The relief sought in these cases is monetary damages in unspecified amounts.

-----------------------

       The Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code has resulted in a stay of this litigation with respect to the Debtor Company. These cases have been dismissed without prejudice with respect to directors, officers and other individuals originally named as defendants. Dow Chemical has been dismissed from this litigation. Corning continues as a defendant in this litigation. Management believes that the chance of a material loss related to the securities laws class action lawsuits is remote, based on management's assessment that there is no substantive basis for the securities laws class action lawsuits against the Company. In addition, management believes that this litigation will be discharged as part of the Chapter 11 Proceeding.

Tax Matters
-----------

       In May, 1999, the Company received a Statutory Notice (a "Notice") of Deficiency from the United States Internal Revenue Service ("IRS"). This Notice asserts tax deficiencies totaling approximately $65.3 relating to the Company's consolidated federal income tax returns for the 1995 and 1996 calendar years. Management believes that the deficiencies asserted by the IRS are excessive and is vigorously contesting the IRS' claims. Management anticipates that this matter will be resolved either in the Debtor Company's Chapter 11 Proceeding or through procedures provided by the Internal Revenue Code, and believes that such resolution will not have a material adverse impact on the Company's consolidated financial position or results of operations. The Company has been engaged in discussions with the IRS in an effort to resolve this matter, and several of the relevant issues are currently pending before the U.S. District Court in Michigan.

Environmental Matters
---------------------

       The Company has been advised by the United States Environmental Protection Agency ("EPA") or by similar state and non-U.S. national regulatory agencies that the Company, together with others, is a Potentially Responsible Party ("PRP") with respect to a portion of the cleanup costs and other related matters involving a number of abandoned hazardous waste disposal sites. Management believes that there are 14 sites at which the Company may have some liability, although management expects to settle the Company's liability for seven of these sites for de minimis amounts. Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRP's at those sites at which management believes the Company may have more than a de minimis liability is $5.8. Management cannot estimate the aggregate liability for all PRP's at all those sites at which management expects the Company has a de minimis liability.

       The Company records, on an undiscounted basis, accruals for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The amount accrued for environmental matters as of December 31, 2003 and 2002, was $3.3 and $1.8, respectively. In addition, receivables of $0.1 for probable third-party recoveries have been recorded related to these environmental matters.

       As additional facts and circumstances develop, it is at least reasonably possible that either the accrued liability or the recorded receivable related to environmental matters may be revised in the near term. While there are a number of uncertainties with respect to the Company's estimate of its ultimate liability for cleanup costs at these hazardous waste disposal sites, management believes that any costs incurred in excess of those accrued will not have a material adverse impact on the Company's consolidated financial position or results of operations. This opinion is based upon the number of identified PRP's at each site, the number of such PRP's that are believed by management to be financially capable of paying their share of the ultimate liability, and the portion of waste sent to the sites for which management believes the Company might be held responsible based on available records.

       As a result of financial provisions recorded with respect to breast implant liabilities, the Company has been unable to meet certain federal and state environmental statutory financial ratio tests. Consequently, in order for the Debtor Company to continue to operate hazardous waste storage facilities at certain plant sites, the states involved have required the Debtor Company to establish trusts to provide for aggregate estimated closure, post-closure, corrective action and potential liability costs. These trusts aggregated $23.4 and are fully funded as of December 31, 2003. Interest on the funds held in trust will be available to the Debtor Company under certain circumstances, and the amount required to be held in trust may vary annually. At such time as the Company satisfies the above referenced financial ratio tests, or the Debtor Company no longer needs or closes the permitted facilities, the funds then remaining in these trusts will revert to the Debtor Company. The establishment and funding of these trusts is subject to the continuing jurisdiction of the Bankruptcy Court. In the second quarter of 2002, the Debtor Company received notice from a relevant state environmental authority that approximately $2.0 of the amounts held in trust could be released to the Debtor Company due to the completion of certain corrective actions taken by the Company with respect to one of its locations. On July 10, 2002, the Company received these released funds.

-----------------------

Other Litigation
----------------

       The Company has been named in numerous products liability lawsuits pertaining to materials previously used in connection with temporomandibular joint implant applications and raw materials supplied by the Company to manufacturers of the NORPLANT(R) Implant contraceptive device (NORPLANT(R) is a registered trademark of the Population Council for Subdermal Levonorgestrel Implants). Management believes that any damages resulting from NORPLANT(R) lawsuits will be covered by certain indemnity arrangements. This belief is supported in part by the fact that the indemnitors under these arrangements have been honoring their indemnity commitments. Under the Joint Plan of Reorganization, products liability claims relating to long-term contraceptive implants would be channeled to the Litigation Facility (see Note 14) and resolved by indemnification from and/or litigation against the ultimate manufacturers of these implants. The Company is currently unable to estimate its potential liability for these lawsuits; however, management believes that any damages resulting from these products liability lawsuits and claims will not have a material adverse effect on the Company's consolidated results of operations or financial condition. Management anticipates that the cost to resolve a substantial portion of these lawsuits and claims will be covered under the Joint Plan of Reorganization.

       The prosecution of certain lawsuits and claims against the Debtor Company has been stayed in the United States as a result of the Debtor Company's filing for protection under Chapter 11 of the Bankruptcy Code. However, lawsuits prosecuted against the Debtor Company in non-U.S. jurisdictions and against subsidiaries of the Debtor Company are not stayed by the Chapter 11 Proceeding.

NOTE 14 - Proceeding Under Chapter 11
-------------------------------------

Filing for Chapter 11 Protection
--------------------------------

       On May 15, 1995, the Debtor Company voluntarily filed for protection under Chapter 11 of the Bankruptcy Code. This action was taken to resolve the Debtor Company's breast implant liabilities and related matters. Subject to certain exceptions under the Bankruptcy Code, the Debtor Company's Chapter 11 filing automatically stayed the continuation of any judicial or administrative proceedings against the Debtor Company.

       The U.S. Trustee appointed a "Committee of Unsecured Creditors," a "Committee of Tort Claimants" and an "Official Physicians Committee" (collectively, the "Creditor Committees") in the Chapter 11 Proceeding. The Creditor Committees have been appointed to represent the diversity of interests of the entire constituency that each committee is designated to serve, and the Creditor Committees have the right to be heard with respect to transactions outside the ordinary course of business and other matters arising in the Chapter 11 Proceeding.

Creditors' Claims
-----------------

       The Bankruptcy Court established November 30, 1999 as the date for creditors to file claims against the Debtor Company. Creditors who were required to file claims but failed to meet these deadlines generally will be prohibited from receiving distributions under the Joint Plan of Reorganization (as defined below). As of December 31, 2003, approximately 918,000 proofs of claim have been filed by creditors of the Debtor Company with the Bankruptcy Court. Of these proofs of claim, approximately 656,000 are Implant Primary Claims (claims by implant recipients), approximately 208,000 are Implant Supplemental Claims (claims by persons related to implant recipients) and approximately 54,000 are General Claims (claims by lenders, holders of public debt securities, vendors and other miscellaneous parties, including claims for contribution and indemnity). Because the cataloging of filed proofs of claim is ongoing, the ultimate number of claims is not precisely determinable at this time.

       The Bankruptcy Court and the Debtor Company continue to assess the validity and accuracy of the information contained in or submitted with the filed proofs of claim. On June 22, 2000, the Bankruptcy Court disallowed certain claims of the U.S. Government seeking to recover medical care costs allegedly incurred by four government agencies. In addition, management believes that a significant number of the filed proofs of claim are duplicative. As of December 31, 2003 the Bankruptcy Court had disallowed approximately 218,000 of these duplicate claims. The process of identifying possible duplicate claims is ongoing. Management anticipates that all duplicate claims will ultimately be disallowed. In addition, a number of these proofs of claim were received subsequent to the relevant deadlines and may be disallowed on that basis. Other than as described above, there has been no determination of allowability of the filed proofs of claim by either the Bankruptcy Court or the Debtor Company.

       In addition, other parties have filed proofs of claim against the Debtor Company with the Bankruptcy Court on behalf of certain claimants who had not previously filed with the Bankruptcy Court their own individual proofs of claim against the Debtor Company. The purpose of these filings was to ensure that all claims arising out of the Debtor Company's breast implant products are resolved consistently and efficiently where such other parties are, or could be, additional defendants with respect to those claims.

-------------------------------------

       In 1997, the Debtor Company filed an objection with the Bankruptcy Court challenging all claims alleging that silicone breast implants caused disease and a motion for summary judgment requesting that the Bankruptcy Court dismiss all such claims on the basis that there is no scientifically valid evidence sufficient to support such claims. The Bankruptcy Court recommended that the U.S. District Court for the Eastern District of Michigan (the "U.S. District Court in Michigan") should take responsibility for ruling on these issues. The U.S. District Court in Michigan accepted that responsibility but indicated that it would not rule on these issues until after the Joint Plan of Reorganization becomes effective and that it would do so in the context of the Common Issues Procedures discussed below. The U.S. District Court in Michigan also indicated that the 1998 report of the National Science Panel, established by the U.S. District Court for the Northern District of Alabama, may be used in connection with resolving the issue of whether silicone gel implants cause the diseases claimed by those who assert such claims. The report concluded that the weight of scientific evidence does not indicate a link between silicone breast implants and systemic diseases, such as connective tissue diseases, related signs and symptoms and immune system dysfunction.

Plans of Reorganization and Disclosure Statements
-------------------------------------------------

       In 1999, the Debtor Company, with the Committee of Tort Claimants, filed a final joint plan of reorganization (the "Joint Plan of Reorganization") and a related disclosure statement. The Joint Plan of Reorganization would provide breast implant claimants with a range of settlement options. Under certain circumstances, breast implant claimants would be able to qualify for more than one settlement option. The Joint Plan of Reorganization would also provide a mechanism for the resolution of products liability claims other than breast implant claims. Qualified claims would be processed under the supervision of an independent claims administrator.

       The Joint Plan of Reorganization would provide up to $4.5 billion to satisfy claims of the Debtor Company's creditors. Specifically, under the Joint Plan of Reorganization, the Debtor Company would commit up to $3.2 billion to resolve products liability claims through several settlement options or through litigation. Products liability claims to be resolved by settlement would be administered by a settlement facility (the "Settlement Facility"), and products liability claims to be resolved by litigation would be defended by a litigation facility (the "Litigation Facility"). Under the Joint Plan of Reorganization, the present value of the total amount of payments by the Debtor Company committed to resolve products liability claims would not exceed $2.35 billion as of the Effective Date. Of this amount, no more than $400.0 million would be used to fund the Litigation Facility. Payments made by the Debtor Company would be placed in a trust and withdrawn by the Settlement Facility to pay eligible settling claimants and to cover the Settlement Facility's operating expenses. Amounts would also be withdrawn from the trust as necessary to fund the resolution of claims via the Litigation Facility. In addition, the Joint Plan of Reorganization would provide approximately $1.3 billion to satisfy commercial creditor claims, including accrued interest. The actual amount of interest that will ultimately be paid to these commercial creditors is uncertain because, among other things, the Debtor Company is engaged in litigation with certain of the Debtor Company's commercial creditors regarding the amount of interest to be paid by the Debtor Company from May 15, 1995 until the Effective Date. The Joint Plan of Reorganization provides that each of the Debtor Company's commercial creditors would receive the sum of (a) a cash payment equal to the lesser of 24% of each such commercial creditor's claim(s) or such commercial creditor's pro rata share of $315.6 and (b) ten-year senior notes of the Debtor Company in an aggregate principal amount equal to the balance of such commercial creditor's claim(s).

       Under the Joint Plan of Reorganization, the Settlement Facility would allow breast implant claimants who choose to settle their claims against the Debtor Company and who meet certain documentation and eligibility criteria to combine up to three settlement options, which would result in Base Payments ranging from $2 thousand to more than $250 thousand. The settlement options available under the Joint Plan of Reorganization are: (a) an expedited payment option which would pay $2 thousand to qualifying breast implant claimants who want to settle their claims immediately and do not intend to file a disease claim (the "Expedited Release Payment Option"), (b) a rupture settlement option which would pay $20 thousand to qualifying breast implant claimants who have undergone or will have undergone surgery to remove a ruptured breast implant manufactured by the Debtor Company (the "Rupture Payment Option"), (c) an explantation payment option which would pay $5 thousand for removal of breast implants manufactured by the Debtor Company (the "Explantation Payment Option"), and (d) a disease payment option which would pay between $10 thousand and $250 thousand to breast implant claimants if they have or have had certain specified symptoms or medical conditions which are adequately documented and evaluated (the "Disease Payment Option").

       Claimants qualifying for either the Expedited Release Payment Option or the Disease Payment Option may also qualify for the Rupture Payment Option and the Explantation Payment Option. Claimants qualifying for the Disease Payment Option may be eligible for a premium payment of up to 20% of the Disease Payment Option amounts specified above if sufficient funds are ultimately available. Claimants qualifying for the Rupture Payment Option may be eligible for a premium payment of $5 thousand if sufficient funds are ultimately available. The Joint Plan of Reorganization also would provide that claimants who are eligible for payments under the Disease Payment Option may qualify for additional compensation if their medical condition changes.

-------------------------------------

       Settlement payments to non-U.S. breast implant claimants under the Joint Plan of Reorganization would be equal to either 35% or 60% of similar payments made to U.S. breast implant claimants, depending on the country of residence of the non-U.S. breast implant claimant receiving settlement payments. These reduced amounts are designed to account for differing local economic and legal system factors. Furthermore, the Joint Plan of Reorganization incorporates the terms and conditions of three Canadian class action settlements in the provinces of Ontario, Quebec, and British Columbia, Canada and a settlement of Australia breast implant litigation (see Note 13 for further discussion).

       Under the Joint Plan of Reorganization, certain non-breast implant products liability claimants who choose to settle their claims through the Settlement Facility mechanism would be able to choose (a) the Expedited Release Payment Option under which such claimants would be paid $6 hundred, or (b) the Disease Payment Option under which such claimants would receive settlement payments of between $2.5 thousand and $7.5 thousand depending on the type of product used and the severity of the particular claimants' injuries.

       Under the Joint Plan of Reorganization, products liability claimants choosing to litigate their claims would be required to pursue their claims through litigation against the Litigation Facility, including a mandated pre-trial mediation program. The Debtor Company contemplates that this process would include certain common issues procedures (the "Common Issues Procedures") to resolve the issue of whether silicone implants cause the diseases alleged by the products liability claimants (see Note 13 for further discussion). The U.S. District Court in Michigan would ultimately determine whether the Common Issues Procedures will be implemented. The result of implementing the Common Issues Procedures would not affect those claimants who choose to resolve their claims through the Settlement Facility.

       If use of the Common Issues Procedures would result in a conclusion that silicone implants do not cause disease, some or all disease claims against the Litigation Facility may be disallowed and some or all products liability claimants choosing to resolve their disease claims by litigation may not receive any distribution from the Litigation Facility. If use of the Common Issues Procedures would result in a conclusion that silicone implants do cause disease, individual claims that remain against the Litigation Facility would be resolved through further litigation or settlement. In any event, non-disease claims could continue to proceed against the Litigation Facility. The Joint Plan of Reorganization also contemplates that other Common Issues Procedures may be requested by the Litigation Facility. Claimants who choose to pursue their claim(s) against the Debtor Company through the Litigation Facility would forego any right to receive benefits under the various settlement options provided through the Settlement Facility.

       The Debtor Company would fund the Settlement Facility and the Litigation Facility (collectively, the "Facilities") pursuant to a funding payment agreement (the "Funding Payment Agreement"). The Debtor Company would fund the Facilities over a 16-year period. The Debtor Company anticipates that it would be able to meet its payment obligations to the Facilities utilizing cash flow from operations, insurance proceeds and/or prospective borrowings. Under certain circumstances, the Debtor Company would also have access to a ten-year unsecured revolving credit commitment, established by Dow Chemical and Corning, to assist in the timely funding of the Facilities. During the first five years of this revolving credit commitment, the maximum aggregate amount available to the Debtor Company would be $300.0 thereafter decreasing by $50.0 per year. Borrowings under this revolving credit commitment will only be permitted in the event that the Debtor Company fails to meet its payment obligations under the Funding Payment Agreement.

       Pursuant to the Funding Payment Agreement, funds would be paid by the Debtor Company (a) to the Settlement Facility with respect to products liability claims, as such claims are processed and allowed by the Settlement Facility, and
(b) via the Settlement Facility with respect to products liability claims allowed through the Litigation Facility, as such claims are resolved. The amount of funds to be paid by the Debtor Company are subject to annual and aggregate funding limits provided in the Funding Payment Agreement.

       During 2001, the Debtor Company made preliminary payments of $1,067.0 pursuant to the Funding Payment Agreement and a related interim funding agreement (the "Interim Funding Agreement"). This amount consisted of (a) $30.0 of the remaining Administrative Payment (as defined in Note 13), (b) the Implant deposit of $275.0 and accumulated interest of approximately $26.6 and (c) collected insurance proceeds and related interest. These payments resulted in substantial satisfaction of the Debtor Company's obligation to make its initial payments to the Settlement Facility. A portion of the payments made pursuant to the Interim Funding Agreement reduced the assets reported under "Restricted insurance proceeds" in the Company's future consolidated balance sheets.

-------------------------------------

       During the five years after the Effective Date of the Joint Plan of Reorganization, the maximum annual amounts to be paid by the Debtor Company under the Funding Payment Agreement are $47.0 in the first year, $103.0 in the second year, $374.0 in the third year, $204.0 in the fourth year and $205.0 in the fifth year. Thereafter, the maximum aggregate amount to be paid by the Debtor Company would be $1,254.0 during the ensuing eleven-year period. The timing of the actual amounts payable by the Debtor Company under the Funding Payment Agreement would be affected by the rate at which claims are resolved by the Facilities and the rate at which insurance proceeds are received by the Debtor Company from its insurers (see Note 13 for additional information relating to insurance matters).

       The Joint Plan of Reorganization provides that punitive damage claims will not be allowed.

Discharge of the Debtor Company and Releases of Other Parties
-------------------------------------------------------------

       Under the Joint Plan of Reorganization, personal injury claims, and certain related claims, would be transferred to the Settlement Facility and the Litigation Facility for handling and payment. In addition, all of such claims against (a) the Debtor Company, its subsidiaries and affiliates, (b) Dow Chemical, Corning and their respective subsidiaries and affiliates, (c) certain of the Debtor Company's insurers who have settled coverage issues with the Debtor Company relating to products liability claims and (d) all of the officers, directors, employees and representatives of these parties would be discharged (as to the Debtor Company) and be released (as to all other parties), and any prosecution or enforcement of those claims would be permanently barred subject only to the limits of the enforceability of orders of the Bankruptcy Court outside the United States.

       With respect to products liability claimants choosing to resolve their claims via the Settlement Facility, all such claims relating to products of the Debtor Company against such claimants' physicians and other health care providers associated with such claims who agree to settle their claims against the Debtor Company ("Settling Physicians and Health Care Providers") would also be released, and any prosecution or enforcement of those claims would be permanently barred subject only to the limits of the enforceability of orders of the Bankruptcy Court outside the United States.

       With respect to products liability claimants choosing to resolve their claims via the Litigation Facility, all such claims relating to products of the Debtor Company against those Settling Physicians and Health Care Providers who have had the claims against them transferred to the Debtor Company's bankruptcy proceedings as claims "related to" such proceedings would have such claims resolved in tandem with the related claim against the Litigation Facility. To the extent that funds would be available for this purpose at the time of claim allowance, the claims for which the Litigation Facility and the Settling Physician and Health Care Providers would be jointly liable would be paid by the Litigation Facility. If, due to funding deficiencies at the time of claim allowance, the Settling Physician and Health Care Providers would make payment of the allowed personal injury claim for which the Litigation Facility would be jointly liable, the Settling Physician and Health Care Providers paying the claim would have a reimbursement claim against the Litigation Facility. The reimbursement claim would be paid by the Litigation Facility to the Settling Physician and Health Care Providers when funds subsequently became available.

Insurance Allocation Agreement between Debtor Company and Dow Chemical
----------------------------------------------------------------------

       A number of the products liability insurance policies relevant to claims against the Debtor Company name the Company and Dow Chemical as co-insureds (the "Shared Insurance Assets"). A portion of the Shared Insurance Assets may, under certain conditions, become payable by the Debtor Company to Dow Chemical under an insurance allocation agreement between the Debtor Company and Dow Chemical (the "Insurance Allocation Agreement"). The Insurance Allocation Agreement was reached between Dow Chemical and the Debtor Company in order to resolve issues related to the amount of the Shared Insurance Assets that would be available to the Debtor Company for resolution of its products liability claims. Under the Insurance Allocation Agreement, twenty-five percent of certain of the Shared Insurance Assets would be paid by the Debtor Company to Dow Chemical subsequent to the Effective Date of the Joint Plan of Reorganization. However, the amount of Shared Insurance Assets that would be payable to Dow Chemical by the Debtor Company under the Insurance Allocation Agreement would not exceed approximately $320.0. In addition, a portion of any such amounts paid to Dow Chemical, to the extent not used by Dow Chemical to pay certain products liability claims, would be paid over to the Debtor Company after the expiration of a 17.5-year period commencing on the Effective Date of the Joint Plan of Reorganization. As previously reported, the Company's results for 1998 reflect a pre-tax charge of $320.0 for an estimate of amounts of insurance proceeds payable or to be paid to Dow Chemical pursuant to the Insurance Allocation Agreement (the "Co-insurance payable"). As a result of certain insurance settlements and an amendment to the Insurance Allocation Agreement between the Debtor Company and Dow Chemical, as of December 31, 2003, the Co-insurance payable has been reduced to $79.7.

-------------------------------------

Confirmation of Joint Plan of Reorganization
--------------------------------------------

       In March, 1999, the Debtor Company distributed the Joint Plan of Reorganization and related disclosure statement to the Debtor Company's creditors and solicited related acceptances from its creditors. All classes of claimants represented by the Committee of Tort Claimants (with the exception of the holders of claims related to long-term contraceptive implants) and the class of claimants represented by the Official Physicians' Committee have provided the requisite acceptance of the terms of the Joint Plan of Reorganization. In addition, the class of claimants represented by the Committee of Unsecured Creditors and the class of claimants comprised of various governmental entities, including the United States (the "U.S. Government") have not provided the requisite acceptance of the terms of the Joint Plan of Reorganization (See further discussion below under "Uncertainties regarding implementation of the Joint Plan of Reorganization"). Following the conclusion of a confirmation hearing in November, 1999, the Bankruptcy Court issued an order confirming the Joint Plan of Reorganization, (the "Confirmation Order"). In the Confirmation Order, the Bankruptcy Court ruled that the contract rates of interest where contracts specified a rate, and the Federal Judgment Rate of 6.28% for claims without contractually specified rates of interest, relative to allowed claims held by creditors represented by the Committee of Unsecured Creditors for the period from May 15, 1995 through the Effective Date of the Joint Plan of Reorganization should apply. In April, 2001, the Bankruptcy Court issued an opinion which (a) denied the Committee of Unsecured Creditors request for default interest and collection costs and (b) indicated that interest on claims held by creditors represented by the Committee of Unsecured Creditors should be compounded on an annual basis. The Committee of Unsecured Creditors has appealed this Bankruptcy Court opinion. This appeal has not yet been decided. The Debtor Company revised its estimate of interest payable to these creditors in the second quarter of 2001 to reflect the impact of annual compounding pursuant to the Bankruptcy Court's opinion. As a result, the Debtor Company's results for the second quarter of 2001 include a pretax charge of $58.3 ($36.7 after tax) (see Note 13 for additional information).

       Following the issuance of the Confirmation Order, various appeals of the Confirmation Order were filed with the U.S. District Court in Michigan. The primary components of the Joint Plan of Reorganization which were the subject of these appeals were (1) the release of Dow Chemical, Corning and their respective subsidiaries and affiliates, (2) the limitations on the Debtor Company's funding obligations with respect to the Settlement Facility and the Litigation Facility as provided in the Funding Payment Agreement, (3) the inability of claimants who choose to litigate their claims via the Litigation Facility to receive punitive damages, and (4) the variance between the amounts payable to U.S. claimants and non-U.S. claimants. In November, 2000, the U.S. District Court in Michigan affirmed the Bankruptcy Court's Confirmation Order.

       Twelve objectors or groups of objectors, pursued appeals of the U.S. District Court in Michigan's November, 2000, ruling to the U.S. Court of Appeals for the Sixth Circuit (the "U.S. Court of Appeals"). In January, 2002, the U.S Court of Appeals decided those appeals and issued its opinion that releases provided by the Joint Plan of Reorganization to (a) Dow Chemical, Corning and their respective subsidiaries and affiliates, (b) the Debtor Company's subsidiaries and affiliates and (c) certain of the Debtor Company's insurers can be legally granted in certain specified circumstances. However, the U.S. Court of Appeals required the U.S. District Court in Michigan to clarify the basis for the Bankruptcy Court's previous findings that such unusual circumstances exist. In addition, the U.S Court of Appeals (a) upheld the classification of, and lower settlement offers to, non-U.S. claimants in the Joint Plan of Reorganization and (b) ruled that the Joint Plan of Reorganization must delineate an adequate mechanism by which the United States can prevent the claims administrator from paying contested claims and must specify the notice that must be given to the United States prior to payment of such claims.

       Subsequently, certain creditors of the Debtor Company filed a petition for a writ of certiorari with the U.S. Supreme Court seeking review of the U.S. Court of Appeals' January, 2002 decision that such releases are permissible if such special circumstances exist. The U.S. Supreme Court denied such petition in October, 2002. The Debtor Company is uncertain as to whether the U.S. Supreme Court will reconsider this issue in the future.

       The Bankruptcy Court judge who has presided over the Chapter 11 Proceedings recused himself from continuing jurisdiction over the Chapter 11 Proceedings effective in December, 2001. As a result, the Chapter 11 Proceedings have been withdrawn from the Bankruptcy Court and transferred to the U.S. District Court in Michigan.

       In June, 2002, the U.S. District Court in Michigan announced that the Debtor Company and the U.S Government had reached a tentative settlement of the U.S. Government's claims against the Debtor Company and related issues. Final approval of this settlement has been provided by the U.S. Government and the U.S. District Court in Michigan.

-------------------------------------

       In December, 2002, the U.S. District Court in Michigan issued a Memorandum Opinion and Order indicating that, based on its review of facts underlying the provision of the releases in the Joint Plan of Reorganization described above, the specified circumstances referred to by the U.S. Court of Appeals in its January, 2002 opinion exist. Also, the U.S. District Court in Michigan reaffirmed its November, 2000 opinion referred to above. There have been two appeals of the U.S District Court in Michigan's December, 2002 Memorandum Opinion and Order to the U.S. Court of Appeals. Following the approval by the U.S. District Court in Michigan of the Subsequent Australian Settlement, one of these appeals, which was filed by the Australian claimants affected by the Subsequent Australian Settlement, was withdrawn. See Note 13 for discussion of the Subsequent Australian Settlement. The Debtor Company is uncertain as to when the remaining appeal will be resolved.

Uncertainties regarding implementation of Joint Plan of Reorganization
----------------------------------------------------------------------

       Even though management believes that the Joint Plan of Reorganization will ultimately be implemented, uncertainties regarding such implementation continue to exist, including the favorable resolution of appeals of the U.S. District Court in Michigan's November, 2000, and December, 2002, rulings regarding the Bankruptcy Court's Confirmation Order.

       Resolution of the appeals could ultimately impact whether the Joint Plan of Reorganization will be implemented in substantially its current form.

Debtor Company Financial Statements
-----------------------------------

       The condensed financial statements of the Debtor Company are presented as follows:

-------------------------------------


                             DOW CORNING CORPORATION
                             -----------------------
                     DEBTOR COMPANY CONDENSED BALANCE SHEETS
                     ---------------------------------------
                          (in millions of U.S. dollars)



                  ASSETS
                  ------
                                                          December 31, 2003            December 31, 2002
                                                          -----------------            -----------------
Current Assets:
Cash and cash equivalents                                   $       201.8               $       483.4
Marketable securities                                               850.1                       323.4
Accounts and notes receivable, including receivable from
   subsidiaries of $859.7 in 2003, and $882.4 in 2002             1,056.5                     1,061.3
Anticipated implant insurance receivable                              2.8                        20.6
Inventories                                                         184.5                       151.6
Deferred income taxes                                                81.9                        84.0
Other current assets                                                 20.9                         5.6
                                                            -------------               -------------
     Total current assets                                         2,398.5                     2,129.9
                                                            -------------               -------------

Equity in Unconsolidated Subsidiaries                             1,028.8                       968.7
                                                            -------------               -------------

Property, Plant and Equipment, at cost                            1,895.3                     1,869.4
Less accumulated depreciation                                    (1,419.6)                   (1,348.2)
                                                            -------------               -------------
                                                                    475.7                       521.2
                                                            -------------               -------------

Other Assets:
Marketable securities                                               232.0                       259.9
Anticipated implant insurance receivable                            433.5                       445.1
Restricted insurance proceeds                                       207.4                       181.3
Deferred income taxes                                               697.3                       701.2
Other assets, including non-current receivable from
   subsidiaries of $364.5 in 2003 and $351.5 in 2002                427.0                       390.0
                                                            -------------               -------------
                                                                  1,997.2                     1,977.5
                                                            -------------               -------------
                                                            $     5,900.2               $     5,597.3
                                                            =============               =============

-------------------------------------

                             DOW CORNING CORPORATION
                             -----------------------
                     DEBTOR COMPANY CONDENSED BALANCE SHEETS
                     ---------------------------------------
                          (in millions of U.S. dollars)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                                          December 31, 2003            December 31, 2002
                                                          -----------------            -----------------
Current Liabilities:
     Accounts payable                                       $        58.9               $        55.7
     Payable to subsidiaries                                        547.5                       540.9
     Accrued interest                                               650.9                       555.8
     Other current liabilities                                      131.7                       178.6
                                                            -------------               -------------
           Total current liabilities                              1,389.0                     1,331.0
                                                            -------------               -------------

Other Long-Term Liabilities                                          15.9                        32.3
                                                            -------------               -------------

Liabilities Subject to Compromise:
     Accounts payable                                                67.7                        67.3
     Payable to subsidiaries                                         37.8                        37.8
     Accrued employee benefits                                      493.0                       528.7
     Accrued taxes                                                    3.6                         3.6
     Implant reserves                                             2,249.9                     2,249.8
     Co-insurance payable                                            79.7                        84.9
     Notes payable                                                  375.0                       375.0
     Long-term debt                                                 273.7                       273.7
     Other                                                           72.4                        72.4
                                                            -------------               -------------
                                                                  3,652.8                     3,693.2
                                                            -------------               -------------

Stockholders' Equity
     Common stock, $5 par value (2,500,000 shares
        authorized and outstanding)                                  12.5                        12.5
     Retained earnings                                              860.0                       683.4
     Cumulative translation adjustment                              110.1                       (39.6)
     Other equity adjustments                                      (140.1)                     (115.5)
                                                            -------------               -------------
           Stockholders' equity                                     842.5                       540.8
                                                            -------------               -------------

                                                            $     5,900.2               $     5,597.3
                                                            =============               =============

-------------------------------------

                             DOW CORNING CORPORATION
                             -----------------------
     DEBTOR COMPANY CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
     -----------------------------------------------------------------------
                          (in millions of U.S. dollars)


                                                                  Year Ended December 31,
                                                          2003             2002              2001
                                                     -------------     -------------    -------------
Net Sales (includes sales to subsidiaries            $   2,294.2       $   1,774.5      $   1,634.1
   of $1,158.4 in 2003, $709.4 in 2002 and
   $633.3 in 2001)

Operating Costs and Expenses:
   Cost of sales                                         1,779.0           1,297.8          1,264.8
   Marketing and administrative expenses                   292.5             329.9            288.1
   Implant costs (income)                                                                      (0.2)
                                                     -----------       -----------      -----------

                                                         2,071.5           1,627.7          1,552.7

Operating Income                                           222.7             146.8             81.4

Other Income (Expense):
   Interest income                                          35.5              25.9             64.3
   Interest expense                                        (94.9)            (89.5)          (149.7)
   Currency and other, net                                 (18.5)             25.8             10.0
   Equity in earnings of subsidiaries                       98.4             (12.0)           (24.0)
                                                     -----------       -----------      -----------

Income (Loss) before Reorganization
   Costs and Income Taxes                                  243.2              97.0            (18.0)

   Reorganization costs                                      5.4               6.9             10.5

   Income tax provision (benefit)                           61.2              31.4             (1.0)
                                                     -----------       -----------      -----------

Net Income (Loss)                                          176.6              58.7            (27.5)


Retained earnings at beginning of period                   683.4             624.7            652.2
                                                     -----------       -----------      -----------

Retained earnings at end of period                   $     860.0       $     683.4      $     624.7
                                                     ===========       ===========      ===========

          (See accompanying Notes to Consolidated Financial Statements)

-------------------------------------

                            DOW CORNING CORPORATION
                            -----------------------
                DEBTOR COMPANY CONDENSED STATEMENTS OF CASH FLOWS
                -------------------------------------------------
                            (in millions of dollars)


                                                                  Year Ended December 31,
                                                          2003             2002              2001
                                                     -------------     -------------    -------------
Cash Flows from Operating Activities:
   Net income (loss)                                 $     176.6       $      58.7      $     (27.5)
   Adjustments to reconcile net income to net
      cash provided by operating activities -
       Depreciation and amortization                        96.7             107.0            114.9
       Deferred income taxes                                 5.3             209.3            (68.6)
       Reorganization costs                                  5.4               6.9             10.5
       Other                                                (5.2)            (60.4)            86.1
Change in implant deposit                                                                     275.0
Implant payments                                            (4.0)             (5.9)          (950.2)
Implant insurance reimbursement                             29.4             111.8            100.1
Co-insurance payable                                        (5.3)            (20.1)          (204.1)
Change in restricted insurance proceeds                    (29.4)            (94.2)           810.8
Change in assets and liabilities -
       Accounts and notes receivable                       (60.3)           (134.1)            56.1
       Inventories                                         (27.6)              7.7             23.1
       Accounts payable                                      7.5              97.4            (16.1)
       Accrued taxes                                         5.7              53.1            (67.8)
       Accrued interest                                     95.1              89.8             56.3
       Receivables from subsidiaries                         9.7              23.1             67.3
       Accrued payroll & employee benefits                 (54.0)             71.1            (23.1)
       Other                                               (28.4)            (96.2)            (3.5)
                                                     -----------       -----------      -----------

Cash Provided by Operating Activities                      217.2             425.0            239.3
                                                     -----------       -----------      -----------

Cash Flows from Investing Activities:
   Capital expenditures                                    (37.1)            (35.4)           (93.2)
   Business Acquisitions                                   (30.5)
   Proceeds from sales of marketable securities          2,966.0           1,956.0          1,896.3
   Purchases of marketable securities                   (3,464.8)         (2,208.6)        (1,918.7)
   Dividends from subsidiaries                              37.7               1.7
   Other                                                    35.3               2.0             20.0
                                                     -----------       -----------      -----------

Cash Used for Investing Activities:                       (493.4)           (284.3)           (95.6)
                                                     -----------       -----------      -----------

Cash Flows from Financing Activities:
   Long-term borrowings                                                                         3.2
   Net change in other short-term borrowings                                                   (9.2)
                                                                                        -----------

Cash Used for Financing Activities                                                             (6.0)
                                                                                        -----------

Cash Flows Used for Reorganization Costs                    (5.4)             (6.9)           (10.5)
                                                     -----------       -----------      -----------
Changes in Cash and Cash Equivalents:
   Net increase in cash and cash equivalents              (281.6)            133.8            127.2
   Cash and cash equivalents at beginning of year          483.4             349.6            222.3
                                                     -----------       -----------      -----------
   Cash and cash equivalents at end of year          $     201.8       $     483.4      $     349.5
                                                     ===========       ===========      ===========

-------------------------------------

       As required by SOP 90-7, the financial statements presented above reflect transactions of the Debtor Company including transactions with all subsidiaries of the Debtor Company. The Debtor Company's condensed statement of operations and retained earnings includes sales to subsidiaries in the caption "Net Sales" of $1,158.4, $709.4 and $633.3 for the periods ended December 31, 2003, 2002 and 2001, respectively. These sales are conducted at prices substantially comparable to those that would prevail in open-market transactions between unrelated parties. In addition, these financial statements do not include eliminations of effects of intercompany transactions. Consequently, the financial statements of the Debtor Company are not necessarily indicative of the contribution of the Debtor Company, or that of its subsidiaries, to the consolidated results of the Company as a whole.

       The Debtor Company has incurred and will continue to incur significant costs associated with the Chapter 11 Proceeding. The aggregate amount of these costs, which are being expensed as incurred, may have a material adverse impact on the Company's results of operations in future periods. These costs are recorded under the caption "Reorganization costs" in the accompanying statements of operations and retained earnings. For the twelve months ended December 31, 2003, 2002 and 2001 the Debtor Company incurred the following reorganization costs: Legal Expenses of $3.9, $3.0 and $3.4 and Administrative Expenses of $1.5, $1.1 and $1.4.

       Due to the Debtor Company's status as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Debtor Company has not been making payments pursuant to its debt agreements since May 15, 1995. All outstanding debt of the Debtor Company as of May 15, 1995, has been presented under the caption "Liabilities Subject to Compromise" in the accompanying balance sheets.

Interest on Pre-Petition Debt
-----------------------------

       As reported above under "Confirmation of Joint Plan of Reorganization", in April, 2001, the Bankruptcy Court issued an opinion, which indicated that interest on claims held by creditors represented by the Committee of Unsecured Creditors should be compounded on an annual basis. The Debtor Company revised its estimate of interest payable to these creditors in the second quarter of 2001 to reflect the impact of annual compounding pursuant to the Bankruptcy Court's opinion. As a result, the Debtor Company's results for the second quarter of 2001 include a pretax charge of $58.3 ($36.7 after tax). Accordingly, the Company's results for the twelve months ended December 31, 2003, 2002 and 2001, reflect interest expense of $94.5 ($59.5 after tax), $88.4 ($55.7 after tax) and $125.3 ($79.0 after tax), respectively, for the amount of interest payable to creditors of the Debtor Company represented by the Committee of Unsecured Creditors pursuant to the Joint Plan of Reorganization. These amounts were calculated using a combination of the floating and fixed rates of interest specified in the relevant contracts, as ordered by the Bankruptcy Court in November, 1999. The actual amount of interest that will ultimately be paid to these creditors is uncertain, and will ultimately be resolved through the Confirmation Order appeals process.

Restriction on Dividend Payments
--------------------------------

       The Debtor Company is restricted from paying dividends to its shareholders pursuant to provisions of the U.S. bankruptcy law relevant to the Debtor Company's Chapter 11 Proceeding. The Debtor Company anticipates that this dividend restriction will no longer apply after the conclusion of the Debtor Company's Chapter 11 Proceeding.


NOTE 15 - Commitments
---------------------

Leases
------

       The Company leases certain real and personal property under agreements that generally require the Company to pay for maintenance, insurance and taxes. Rental expense was $35.2 in 2003, $37.9 in 2002 and $41.4 in 2001. The minimum future rental payments required under noncancellable operating leases at December 31, 2003, in the aggregate, are $138.5 including the following amounts due in each of the next five years: 2004 - $23.5, 2005 - $19.6, 2006 - $16.4,
2007 - $14.0 and 2008 - $11.0.

Guarantees
----------

       Guarantees arise during the ordinary course of business from relationships with customers, employees and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. The maximum amount of future payments the Company may be obligated to make under all of its guarantees is $8.9, primarily related to guarantees of housing loan obligations of certain employees of the Company's subsidiaries in Japan. The Company has not recorded a liability for this potential obligation.

---------------------

       The Company has guarantees related to its performance under certain operating lease arrangements and the residual value of leased assets. If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Expiration dates vary, and certain leases contain renewal options. Management believes that, based on facts and circumstances, including the expected fair value of the underlying assets, the likelihood of a material payment pursuant to such guarantees is remote. Accordingly, no liabilities were recorded with respect to such guarantees.

Indemnifications and Warranties
-------------------------------

       In the normal course of business to facilitate sales of its products, the Company has issued product warranties, and it has entered into contracts and purchase orders that often contain standard terms and conditions which typically include a warranty and indemnification to the buyer that the goods and services purchased do not infringe on third party intellectual property rights.

       In these transactions, the Company has agreed to hold the other parties harmless against losses arising from the Company's breach of representations or covenants, from intellectual property infringement or other claims made against such parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors.

       Under agreements relating to the sales of Company facilities, the Company has retained various liabilities and has agreed to indemnify the purchasers of such facilities for any breach of its representations and warranties contained in the agreements, including the environmental condition of such facilities and other liabilities retained by it under the agreements, subject to limitations. To date, the purchasers of such facilities have not made claims for indemnification, and management believes that the likelihood of its obligation to indemnify such purchasers for these matters is remote.

       Due to the nature of the indemnifications and warranties, it is not possible to determine the maximum potential amount of liability due to the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on the Company's operating results or financial position. Consequently, the Company has not recorded a liability related to these indemnifications and warranties.

Take-or-Pay Contracts
---------------------

       At December 31, 2003, the Company had entered into various take-or-pay agreements for steam, electrical power, silicon metal and materials used in the normal course of business for terms extending from one to fifteen years. The Company's demand for certain of the products or services covered by such agreements may from time to time fall below the minimum quantity levels specified in such agreements and/or the prices may fall below market prices. Consequently, the Company may incur liability to pay for such minimum quantities without accepting all of such minimum quantities or pay above market prices. In such circumstances, the Company will make reasonable efforts to mitigate such potential liability. The fixed and determinable portion of take or pay agreements as of December 31, 2003 is presented in the following table:

       2004                                          $    51.7
       2005                                               52.6
       2006                                               52.6
       2007                                               30.5
       2008                                               30.5
       2009 through expiration of contracts              120.9
                                                     ---------

       Total                                         $   338.8
                                                     =========

NOTE 16 - Derivative Instruments
--------------------------------

       The Company uses forward exchange contracts to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. Changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the monetary assets and liabilities. The notional value of these contracts at December 31, 2003 and 2002 are shown in the following table:


                                               2003             2002
                                          -------------     -------------

         Sold vs. US Dollars:
                Euros                       $    84.5         $    99.3
                British Pounds                  155.2             145.6
                Other currencies                 87.4             108.0

         Bought vs. US Dollars:
                Euros                                               7.7
                Other currencies                 12.4              10.5

         Bought vs. Euro:
                British Pounds                   11.1              23.7

       The maturities of these contracts do not exceed one year. The carrying amounts, which represent fair values, of these forward contracts were $(9.9) and $(9.4) at December 31, 2003 and 2002, respectively. The fair value of the Company's forward exchange contracts is based principally on quoted market prices.

       Forward exchange contracts are also used to hedge the value of investments in certain non-U.S. subsidiaries by creating a liability in a currency in which the Company has a net equity position. At December 31, 2003 and 2002, there were no outstanding derivatives designated as net investment hedges.

NOTE 17 - Related Party Transactions
------------------------------------

       The Company has transactions in the normal course of business with Dow Chemical, Corning Incorporated and affiliates. The Company purchased raw materials and services totaling $44.9 in 2003, $44.6 in 2002 and $43.9 in 2001 from Dow Chemical and its affiliates. Sales to Corning and its affiliates totaled $7.5 in 2003, $7.3 in 2002 and $17.8 in 2001. Sales to Dow Chemical and its affiliates totaled $8.2 in 2003, $8.8 in 2002 and $12.3 in 2001. Management believes the costs of such purchases and the prices for such sales were competitive with alternative sources of supply.

                DOW CORNING CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
              SUPPLEMENTARY DATA - QUARTERLY FINANCIAL INFORMATION
              ----------------------------------------------------
               YEARS ENDED DECEMBER 31, 2003 AND 2002 (Unaudited)
               --------------------------------------------------
                   (in millions of dollars except share data)



Quarter Ended:                             March 31            June 30          September 30       December 31
                                        -------------       -------------       -------------    ------------------
2003
           Net sales                      $   658.7           $   712.6           $  723.2           $   778.0
           Gross profit                       185.7               220.7              198.8               214.6
           Net income                          35.9                54.2               46.8                39.7
           Net income per share               14.37               21.69              18.73               15.85


2002
           Net sales                      $   582.5           $   649.7           $  679.7           $   698.2
           Gross profit                       146.3               185.0              196.7               199.5
           Net income (loss)                   (8.5)               40.0               45.0               (17.8)
           Net income (loss) per share        (3.40)              16.00              18.00               (7.12)










         The Notes to Consolidated Financial Statements are an integral part of these financial statements.

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Contents
As of December 31, 2003 and 2002
and for the years ended December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


                                                                        Page(s)
Report of Independent Auditors.............................................147

Financial Statements

Balance Sheets.............................................................148

Statements of Income.......................................................149

Statements of Cash Flows...................................................150

Notes to Financial Statements..........................................151-161

                         Report of Independent Auditors



To the Board of Directors and Shareholders of Samsung Corning Precision Glass Co., Ltd.


In our opinion, the accompanying balance sheets and the related statements of income and cash flows present fairly, in all material respects, the financial position of Samsung Corning Precision Glass Co., Ltd. (the "Company") at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles which, as described in Note 1, are generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.











/s/ Samil PricewaterhouseCoopers
Seoul, Korea
January 12, 2004

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Balance Sheets
December 31, 2003 and 2002
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------


                                                                                2003               2002
Assets
Current assets
     Cash and cash equivalents                                               $    66,928       $    26,982
     Trading securities                                                                             62,946
     Accounts and notes receivable
        Customers, net of allowance for doubtful accounts
           of $640 and $322                                                       36,481            20,681
        Related parties                                                           27,502            10,817
     Inventories                                                                  14,444            12,197
     Prepaid expenses and other current assets                                    17,003             3,138
                                                                             -----------       -----------
                 Total current assets                                            162,358           136,761

Property, plant and equipment, net                                               705,056           385,616
Other non-current assets                                                          14,565             7,520
                                                                             -----------       -----------
                 Total assets                                                $   881,979       $   529,897
                                                                             ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities
     Current portion of long-term debt                                       $    24,088       $     6,289
     Short-term borrowings                                                        14,028
     Accounts payable
        Trade accounts payable                                                     3,333               366
        Non-trade accounts payable                                                30,813            26,712
        Related parties                                                          118,999            48,217
     Income taxes payable                                                         41,364            14,795
     Accrued bonus payable                                                         9,104             7,164
     Other current liabilities                                                       751             2,605
                                                                             -----------       -----------
                 Total current liabilities                                       242,480           106,148
Long-term debt                                                                    23,964            42,970
Accrued severance benefits, net                                                    2,792             1,655
Deferred income tax liabilities                                                   13,858             6,005
                                                                             -----------       -----------
                 Total liabilities                                               283,094           156,778
                                                                             -----------       -----------
Commitments and contingencies
Stockholders' equity
     Preferred stock: par value $8.51 per share, 153,190 shares authorized,
        41,000 shares issued and outstanding                                         349               349
     Common stock: par value $8.35 per share, 3,640,000 shares authorized,
        2,400,000 shares issued and outstanding                                   20,040            20,040
     Retained earnings                                                           582,726           352,118
     Accumulated other comprehensive (loss) income                                (4,230)              612
                                                                             -----------       -----------
                 Total stockholders' equity                                      598,885           373,119
                                                                             -----------       -----------
                 Total liabilities and stockholders' equity                  $   881,979       $   529,897
                                                                             ===========       ===========

   The accompanying notes are an integral part of these financial statements.

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Statements of Income
Years ended December 31, 2003, 2002 and 2001
(in thousands)
--------------------------------------------------------------------------------





                                                                2003              2002             2001
Net sales
     Related parties                                        $   290,958      $   184,556       $   155,765
     Customers                                                  299,179          150,091            81,078
                                                            -----------      -----------       -----------
                                                                590,137          334,647           236,843
Cost of sales                                                   166,570          117,192            76,404
                                                            -----------      -----------       -----------
Gross margin                                                    423,567          217,455           160,439
Selling and administrative expenses                              36,647           20,650            12,464
Royalty expenses to related parties                              27,649           15,413            10,603
                                                            -----------      -----------       -----------
Operating income                                                359,271          181,392           137,372
Other income (expense):
     Interest income                                              2,380            2,732             3,090
     Interest expense                                            (1,430)          (1,404)           (2,099)
     Foreign exchange (loss) gain, net                           (3,177)           1,217             2,980
     Other (expense) income, net                                 (2,341)             618               112
                                                            -----------      -----------       -----------
Income before income taxes                                      354,703          184,555           141,455
Provision for income taxes                                       59,936           22,919            22,076
                                                            -----------      -----------       -----------
Net income                                                  $   294,767      $   161,636       $   119,379
                                                            ===========      ===========       ===========

   The accompanying notes are an integral part of these financial statements.

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001
(in thousands)
--------------------------------------------------------------------------------



                                                                2003              2002             2001
Cash flows from operating activities
Net income                                                  $   294,767      $   161,636       $   119,379
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation                                                53,076           22,359            20,793
     Foreign exchange loss (gain), net                            5,163             (297)           (3,008)
     Deferred income tax expense                                  9,948            2,105             1,837
     Other, net                                                   1,385              581               378
     Changes in operating assets and liabilities:
        Trading securities                                       62,925          (37,166)
        Accounts and notes receivable                           (32,785)          (3,723)           (3,717)
        Inventories                                              (2,252)           3,089            (6,856)
        Prepaid expenses and other current assets               (12,810)          (1,954)            1,071
        Accounts payable and other current liabilities          (12,321)           9,506             7,896
                                                            -----------      -----------       -----------
  Net cash provided by operating activities                     367,096          156,136           137,773
                                                            -----------      -----------       -----------

Cash flows from investing activities
     Purchases of property, plant and equipment                (257,703)        (115,825)         (103,474)
     Payment of leasehold deposits                               (4,796)          (1,899)             (811)
     Proceeds from disposal of short-term
       financial instruments                                                      12,931             4,106
     Other, net                                                  (2,224)             592              (133)
                                                            -----------      -----------       -----------
Net cash used in investing activities                          (264,723)        (104,201)         (100,312)
                                                            -----------      -----------       -----------

Cash flows from financing activities
     Repayment of short-term and long-term debt                 (18,303)         (34,519)          (22,267)
     Proceeds from issuance of short-term and
       long-term debt                                            25,662           40,674
     Payment of cash dividend                                   (64,159)         (47,127)          (34,918)
                                                            -----------      -----------       -----------
Net cash used in financing activities                           (56,800)         (40,972)          (57,185)
                                                            -----------      -----------       -----------

Effect of exchange rate changes on cash
  and cash equivalents                                           (5,627)          (1,095)           (2,671)
                                                            -----------      -----------       -----------
Net increase (decrease) in cash
  and cash equivalents                                           39,946            9,868           (22,395)

Cash and cash equivalents
Beginning of year                                                26,982           17,114            39,509
                                                            -----------      -----------       -----------
End of year                                                 $    66,928      $    26,982       $    17,114
                                                            ===========      ===========       ===========

Supplemental cash flow information
Cash paid for interest                                      $       750      $     1,476       $     2,206
Cash paid for income taxes                                       25,027           25,907            19,553

   The accompanying notes are an integral part of these financial statements.

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
December 31, 2003 and 2002
-------------------------------------------------------------------------------


1.   General Information and Summary of Significant Accounting Policies

     Samsung Corning Precision Glass Co., Ltd. (the "Company") was incorporated on April 20, 1995 under the laws of the Republic of Korea in accordance with a joint venture agreement between Corning Incorporated ("Corning") located in the U.S.A. and domestic companies in Korea.

     As of December 31, 2003, the issued and outstanding common shares of the Company are 2,400,000 shares, which are owned 50% by Corning, 42.6% by Samsung Electronics Co., Ltd. ("SEC") and 7.4% by another domestic shareholder.

     Nature of Operations
     The Company operates in one business segment, the production and marketing of precision flat glass substrates. Glass substrates provided by the Company are used to make TFT-LCD (Thin-Film Transistor Liquid Crystal Display) Panel for notebook computers, LCD monitors, LCD TVs and other handheld devices like digital cameras, PDAs and navigators. The Company's major customers are Korean LCD Panel makers such as SEC, LG Philips LCD Co., Ltd. and BOE Hydis Technology Co., Ltd. The Company's current market is primarily limited to companies incorporated in Korea.

     Basis of Presentation
     The official accounting records of the Company are expressed in Korean Won and are maintained in accordance with the laws and regulations of the Republic of Korea. The accompanying financial statements have been prepared to conform with accounting principles generally accepted in the United States of America.

     Foreign Currencies
     The Company operates primarily in the Korean Won, its local and functional currency. The Company has chosen the U.S. Dollar as its reporting currency. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, revenues and expenses have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. Equity accounts have been translated at historical rates. The resulting translation gain or loss adjustments are recorded directly as a separate component of stockholders' equity. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the income statement as incurred. Assets and liabilities denominated in currencies other than the functional currency are translated at the exchange rates at the balance sheet date and the related exchange gains or losses are recorded in the statement of income.

     Revenue Recognition
     The Company derives its revenue from the sale of precision flat glass substrates to its customers, primarily located in Korea. The Company recognizes revenue when persuasive evidence of an arrangement exists, the products or the services have been delivered and legal title and all risks of ownership have been transferred to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs upon delivery of the products to the customers, as the majority of the customers are large Korean manufacturers of LCD panels, who enter into general supply agreements with the Company, and then place large orders of product for delivery on a regular basis. The Company reduces revenue for estimated price discounts and rebates based on past experience. The Company periodically offers sales incentives to its customers in the form of free product, however, the costs related to these products are included within cost of sales in the statement of income.

     Use of Estimates
     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates.

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
December 31, 2003 and 2002
-------------------------------------------------------------------------------


     Financial Instruments
     The amounts reported for cash and cash equivalents, short-term financial instruments, trading securities, accounts receivable, certain other assets, accounts payable, certain accrued and other liabilities and short-term loan and long-term debt approximate fair value due to their short maturities or market interest rates. Obligations due to or receivable from related parties have no ascertainable fair value as no market exists for such instruments.

     Cash and Cash Equivalents
     For purposes of reporting cash flows, cash and cash equivalents include cash, demand deposits and short-term investments with an original maturity of three months or less at the time of acquisition.

     Inventories
     Inventories are stated at the lower of cost or market, cost being determined by the weighted-average method, which approximates the first-in, first-out method.

     Trading Securities
     Trading securities, purchased and held principally for the purpose of selling them in the near term, consist of beneficiary certificates. Trading securities are stated at their fair value, and the valuation gains or losses are reported in current income.

     Property and Depreciation
     Property, plant and equipment ("PP&E") are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following estimated useful lives:

     Buildings                                     From 20 to 40 years
     Machinery and equipment                       From 1.5 to 8 years
     Vehicle, tools, furniture and fixtures        From 2 to 8 years

     Expenditures that enhance the value or materially extend the useful life of the facilities, are capitalized as additions to property, plant and equipment. Costs of normal, recurring or periodic repairs and maintenance activities are charged to expense as incurred.

     Impairment of Long-Lived Assets
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated from the asset or asset group. If the sum of the expected future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value.

     Accrued Severance Benefits
     Employees and directors with one or more years of service are entitled to receive a lump-sum payment upon termination of their employment with the Company, based on their length of service and rate of pay at the time of termination. Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors were to terminate their employment with the Company as of the balance sheet date.

     The Company has made deposits to the Korean National Pension Fund in accordance with National Pension Funds Law. The use of the deposit is restricted to the payment of severance benefits. Accordingly, accrued severance benefits in the accompanying balance sheet are presented net of this deposit.

     Accrued severance benefits are funded at approximately 60% and 61% as of December 31, 2003 and 2002, respectively, through a group severance insurance plan and are presented as a deduction from accrued severance benefits.

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
December 31, 2003 and 2002
-------------------------------------------------------------------------------


     Research and Development Costs
     Research and development expenditures, which include costs in relation to new product, development, research, process improvement and product use technology are expensed as incurred and included in selling and administrative expenses. Research and development costs were $ 8,120 thousand, $4,383 thousand and $953 thousand for 2003, 2002 and 2001, respectively.

     Income Taxes and Investment Tax Credit
     The Company recognizes deferred income taxes for anticipated future tax consequences resulting from temporary differences between amounts reported for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed on such temporary differences by applying enacted statutory tax rates applicable to the years when such differences are expected to reverse. Deferred tax assets are recognized when it is more likely than not that such deferred tax assets will be realized. The total income tax provision includes the current tax expense under applicable tax regulations, and the change in the balance of deferred tax assets and liabilities during the year.

     The Company is eligible to use investment tax credits that are temporarily allowed for the qualified plant and equipment expenditures until December 31, 2003 under Korean tax rules. The investment tax credit is recognized in financial income as a reduction of tax expense of the year when income taxes payable are reduced.

     Derivative Instruments
     The Company participates in foreign exchange forward contracts entered into in connection with the management of its exposure to fluctuations in foreign exchange rates. The nature of the risk being hedged is the fluctuation in future cash flows from the Company's sales attributable to the changes in exchange rate between the Japanese Yen and Korean Won. The Company's foreign exchange forward contracts are denominated in Japanese Yen and are for periods consistent with the terms of the underlying sales transactions, generally one year or less. As the Company's foreign exchange forward contracts are entered into to support product sales made in the normal course of business and, accordingly, are not speculative in nature, these contracts are designated as cash flow hedging instruments.

     All derivative instruments are recorded at fair value. Effective changes in the fair value of derivative instruments designated as cash flow hedging instruments are recorded in accumulated other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged transactions impact earnings. If the transaction being hedged fails to occur, the gain or loss on the associated financial instruments are recorded immediately in earnings. As of December 31, 2003 and 2002, there were no outstanding balances of forward foreign exchange contracts.

     Cash flows associated with the derivative instruments are classified consistent with the cash flows from the transactions being hedged.

     Reclassifications
     Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to 2003 presentation.

     Recent Accounting Pronouncements
     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003.
     The adoption of SFAS No. 143 did not have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard nullifies Emerging Issues Task Force Issue ("EITF") No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on its financial position or results of operations.

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
December 31, 2003 and 2002
-------------------------------------------------------------------------------


     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133. It also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company adopted SFAS No. 149 in the third quarter of 2003. The adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the second quarter of 2003. The adoption of SFAS No. 150 did not have a material impact on its financial position or results of operations.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN No. 45 on January 1, 2003. The adoption of FIN No. 45 did not have a material impact on its financial position or results of operations.

     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities ("VIE"), an Interpretation of ARB No. 5, which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The Company adopted FIN No. 46 in the first quarter of 2003. The adoption of FIN No. 46 did not have a material impact on its financial position or results of operations.

2.   Inventories

     Inventories consist of the following:

     (in thousands)                             2003             2002

     Finished goods                        $     4,627       $    6,454
     Semi-finished goods                         3,964            3,192
     Raw materials                               3,137            1,091
     Auxiliary materials                         2,716            1,460
                                           -----------       ----------
                                           $    14,444       $   12,197
                                           ===========       ==========

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
December 31, 2003 and 2002
-------------------------------------------------------------------------------


3.   Property, Plant and Equipment

     Property, plant and equipment comprise the following:

     (in thousands)                                 2003             2002

     Building                                  $   236,117       $  146,502
     Machinery and equipment                       313,426          173,595
     Vehicle, tools, furniture and fixtures         20,517           13,578
                                               -----------       ----------
                                                   570,060          333,675
     Less: accumulated depreciation               (120,816)         (68,144)
                                               -----------       ----------
                                                   449,244          265,531
     Land                                           29,544           26,790
     Construction-in-progress                      226,268           93,295
                                               -----------       ----------
                                               $   705,056       $  385,616
                                               ===========       ==========

4.   Transactions with Related Parties

     In the normal course of business, the Company sells its products to SEC, Corning and Samsung Corning Co., Ltd. ("SSC," a Korean-based company in which Samsung and Corning each own a 50% interest), purchases semi-finished goods from Corning and purchases property, plant and equipment from Samsung affiliates, Corning and SSC. Each of these transactions is made at market prices equivalent to unrelated parties. In addition, the Company pays a 5% royalty of net sales amounts of certain products to Corning and Corsam Glasstec R&D Center, in which Corning and SSC each own a 50% interest. A summary of these transactions and related receivable and payable balances as of December 31 follows:

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------


                  2003                         Sales      Purchases       Cost &
     (in thousands)                             (1)          (2)         Expenses    Receivables    Payables
     Samsung affiliates
     Samsung Electronics Co., Ltd.          $   260,355   $     2,763  $       717  $    22,384  $     8,469
     Samsung Corporation                             14        86,354          123           11       48,154
     Samsung Engineering Co., Ltd.                             77,940            8                    41,660
     Others                                         375         2,887       13,317          128        2,758
                                            -----------   -----------  -----------  -----------  -----------
                                                260,744       169,944       14,165       22,523      101,041
     Corning                                     25,934        67,976       22,119        4,759       14,064
     Samsung Corning Co., Ltd.                    4,280         6,283        6,015          220          644
     Corsam Glasstec R&D Center                                              5,530                     3,250
                                            -----------   -----------  -----------  -----------  -----------
                                            $   290,958   $   244,203  $    47,829  $    27,502  $   118,999
                                            ===========   ===========  ===========  ===========  ===========


                  2002                         Sales      Purchases       Cost &
     (in thousands)                             (1)          (2)         Expenses    Receivables    Payables
     Samsung affiliates
     Samsung Electronics Co., Ltd.          $   171,954   $       298  $       215  $     8,893  $     8,534
     Samsung Corporation                              5        29,793                                      5
     Samsung Engineering Co., Ltd.                             14,995                                    698
     Others                                         469         8,565        3,421          643       26,198
                                            -----------   -----------  -----------  -----------  -----------
                                                172,428        53,651        3,636        9,536       35,435
     Corning                                      9,653        38,644       12,330          991        9,907
     Samsung Corning Co., Ltd.                    2,475            41        6,222          290        1,116
     Corsam Glasstec R&D Center                                              3,083                     1,759
                                            -----------   -----------  -----------  -----------  -----------
                                            $   184,556   $    92,336  $    25,271  $    10,817  $    48,217
                                            ===========   ===========  ===========  ===========  ===========


                  2001                         Sales      Purchases       Cost &
     (in thousands)                             (1)          (2)         Expenses    Receivables    Payables
     Samsung affiliates
     Samsung Electronics Co., Ltd.          $   143,485   $    21,308  $       785  $     6,207  $     7,754
     Samsung Corporation                              7        14,036            4
     Samsung Engineering Co., Ltd.                             28,956           48                       664
     Others                                         229         4,401        2,236          937       10,913
                                            -----------   -----------  -----------  -----------  -----------
                                                143,721        68,701        3,073        7,144       19,331
     Corning                                     12,005        18,442        8,482        1,957        7,283
     Samsung Corning Co., Ltd.                       39                      6,265           38        1,110
     Corsam Glasstec R&D Center                                              2,121                     1,064
                                            -----------   -----------  -----------  -----------  -----------
                                            $   155,765   $    87,143  $    19,941  $     9,139  $    28,788
                                            ===========   ===========  ===========  ===========  ===========

     (1)  Gain and loss on foreign exchange forward contracts were included.
     (2)  Purchases of property, plant and equipment were included.

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------


5.   Short-term Borrowings

     Short-term borrowings at December 31, 2003 consist of $14,028 thousand from Credit Agricole Indosuez with the weighted average interest rate of 0.73%.

6.   Long-term Debt

     Long-term debt at December 31, 2003 and 2002 consists of the following:

                                                                 Annual
     (in thousands)                        Creditor           interest rate           2003         2002
     Foreign currency debt
         Facilities finance,            Shinhan Bank          Libor + 2.5%                       $     894
         due through 2005               Shinhan Bank          Libor + 2.5%          $   1,169        1,754
                                        Woori Bank            Libor + 2.0%                124          620
                                        Hana Bank             Libor + 2.4%                           1,167
         Trade finance, due 2003        Shinhan Bank          Libor + 2.4%                           3,148

     Floating Rate Notes issued,
         Due through 2005               Hana Bank             Libor + 0.77%            46,759       41,676
                                                                                    ---------    ---------
                                                                                       48,052       49,259
                                                        Less: Current maturities      (24,088)      (6,289)
                                                                                    ---------    ---------
                                                                                    $  23,964    $  42,970
                                                                                    =========    =========

     The schedules of principal payments of long-term debt are as follows:

     For the year ending December 31               (in thousands)

     2004                                            $  24,088
     2005                                               23,964
                                                     ---------
                                                     $  48,052
                                                     =========

     In connection with the facility loan from Woori Bank, machinery and equipment with net book value of $ 271 thousand have been pledged as collateral as of December 31, 2003.

7.   Income Taxes

     Income tax expense consists of the following:

     (in thousands)              2003               2002               2001

     Current                 $    49,988       $    20,814        $    20,239
     Deferred                      9,948             2,105              1,837
                             -----------       -----------        -----------
                             $    59,936       $    22,919        $    22,076
                             ===========       ===========        ===========

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

     The following table reconciles the expected amount of income tax expense based on statutory rates to the actual amount of taxes recorded by the
     Company:

     (in thousands)                                2003                2002                2001
     Income before taxes                       $   354,703        $   184,555         $   141,455
     Statutory tax rate                              29.7%              29.7%               30.8%
                                               -----------        -----------         -----------
     Expected taxes at statutory rate              105,347             54,813              43,568
     Permanent differences
     - Tax exemption for foreign
        investment (1)                             (34,575)           (27,835)            (21,305)
     - Tax rate changes (2)                           (792)                                  (143)
     - Tax credits, net of surtax effect            (9,931)            (4,265)
     - Others, net                                    (113)               206                 (44)
                                               -----------        -----------         -----------
     Income tax expense                        $    59,936        $    22,919         $    22,076
                                               ===========        ===========         ===========
     Effective tax rate                              16.9%              12.4%               15.6%
                                               ===========        ===========         ===========

     (1) The statutory tax rate is 29.7% but the applicable effective tax rate is 19.95% and 15.10% for 2003 and 2002, respectively due to tax exemption benefits for foreign invested company under the Korean Tax Preference Control Law ("TPCL"). In accordance with the TPCL and upon the approval of the Korean government, the Company is 100% exempt from corporate income taxes on taxable income arising from the sales of manufactured goods in proportion to the percentage of qualified foreign shareholder's equity for seven years and 50% exempt for the subsequent three years. The 100% exemption expired in 2003 and the 50% exemption expires in 2006.

     (2) As a result of the revision of the Korean Corporate Tax Law, the statutory tax rate applicable from beginning of 2002 was decreased to 29.7%. In addition, the statutory tax rate applicable from beginning of 2005 will be decreased to 27.5% according to the revision of the Korean Corporate Tax Law in December 2003. Therefore, the Company recognized deferred tax assets and liabilities as of December 31, 2003 and 2001 based on the revised tax rates.

     Significant components of deferred income tax assets and liabilities are as follows:

     (in thousands)                                  2003            2002
     Deferred income tax assets
     Deferred foreign exchange loss             $        34     $        69
     Inventories                                        550              78
                                                -----------     -----------
                                                        584             147
     Deferred income tax liabilities
     Property, plant and equipment              $   (11,640)    $    (4,907)
     Reserve for technology development              (2,802)         (1,194)
     Other                                                              (51)
                                                -----------     -----------
                                                    (14,442)         (6,152)
                                                -----------     -----------
     Deferred income tax liabilities, net       $   (13,858)    $    (6,005)
                                                ===========     ===========

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------



8.   Stockholders' Equity

     The components of and changes in stockholders' equity are as follows:

     (in thousands)                                             2003            2002           2001
     Preferred Stock                                        $       349    $       349    $       349
                                                            ===========    ===========    ===========

     Common Stock                                           $    20,040    $    20,040    $    20,040
                                                            ===========    ===========    ===========

     Retained Earnings:
     Balance at the beginning of year                       $   352,118    $   237,609    $   153,148
     Net income                                                 294,767        161,636        119,379
     Dividends paid to preferred shareholders                    (1,081)          (795)          (453)
     Dividends paid to common shareholders                      (63,078)       (46,332)       (34,465)
                                                            -----------    -----------    -----------
     Balance at end of year                                 $   582,726    $   352,118    $   237,609
                                                            ===========    ===========    ===========

     Accumulated Other Comprehensive
     (Income) Loss:
     Balance at the beginning of year                       $       612    $   (21,506)   $   (14,481)
     Foreign currency translation adjustment                     (4,842)        22,118         (7,025)
                                                            -----------    -----------    -----------
     Balance at end of year                                 $    (4,230)   $       612    $   (21,506)
                                                            ===========    ===========    ===========

     Total Stockholders' Equity                             $   598,885    $   373,119    $   236,492
                                                            ===========    ===========    ===========


     Total comprehensive income is as follows:

     (in thousands)                                             2003            2002           2001

     Net income                                             $   294,767    $   161,636    $   119,379
     Foreign currency translation adjustment                     (4,842)        22,118         (7,025)
                                                            -----------    -----------    -----------
     Total comprehensive income                             $   289,925    $   183,754    $   112,354
                                                            ===========    ===========    ===========

     Preferred Stock
     There were 41,000 shares of non-voting preferred stock with a par value of $8.51 issued and outstanding as of December 31, 2003 and 2002. Each share of preferred stock is entitled to non-cumulative dividends at the rate of 5% of par value. In addition, in case the dividend ratio of common stock exceeds that of preferred stock, the additional dividend on preferred stock may be declared by a resolution of the general shareholders' meeting.

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
December 31, 2003 and 2002
-------------------------------------------------------------------------------


     Retained Earnings
     Retained earnings as of December 31, 2003 and 2002 comprised of the following:

     (in thousands)                                 2003               2002

     Appropriated
     Legal reserve                             $     9,734        $     8,649
     Reserve for business development               30,800             30,800
     Reserve for technology development              8,239              4,916
     Reserve for export loss                                              215
     Voluntary reserve                               4,157              4,157
                                               -----------        -----------
                                                    52,930             48,737
     Unappropriated                                529,796            303,381
                                               -----------        -----------
                                               $   582,726        $   352,118
                                               ===========        ===========

     Legal Reserve
     The Commercial Code of the Republic of Korea requires the Company to appropriate a portion of retained earnings as a legal reserve in an amount equal to a minimum of 10% of its cash dividends until such reserve equals 50% of its capital stock. The reserve is not available for dividends, but may be transferred to capital stock or used to reduce accumulated deficit, if any, through an appropriate resolution by the Company's shareholders.

     Reserve for Business Development
     Pursuant to the Corporate Income Tax Law of Korea, the Company is allowed to appropriate retained earnings as a reserve for business development. This reserve is not available for dividends, but may be transferred to capital stock or used to reduce accumulated deficit, if any, through an appropriate resolution by the Company's shareholders.

     Reserve for Technology Development and Export Loss
     Pursuant to the former Korean Tax Exemption and Reduction Control Law and the Korean Tax Preference Control Law, the Company appropriates retained earnings as a reserve for technology development and a reserve for export loss. These reserves are not available for dividends until used for the specified purpose or reversed.

     Voluntary Reserve
     The Company appropriates a certain portion of retained earnings pursuant to shareholder resolution as a voluntary reserve. This reserve may be reversed and transferred to unappropriated retained earnings by the resolution of shareholders and may be distributed as dividends after reversal.

9.   Commitments and Contingencies

     Lines of Credit
     The Company has entered into bank overdraft agreements for borrowings up to $4,591 thousand and trade financing agreements up to $5,000 thousand with local banks as of December 31, 2003. As of December 31, 2003, the Company used trade financing agreements up to $225 thousand.

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
December 31, 2003 and 2002
-------------------------------------------------------------------------------


     Business and Credit Risk Concentration
     The Company sells its products on a credit basis to customers, including certain related parties. Management estimates the collectibility of accounts receivable based on the financial condition of customers and prevailing economic trends. Based on management's estimates, the Company established allowances for doubtful accounts receivable which management feels are adequate. Concentrations of credit risk with respect to accounts receivable are limited to the credit worthiness of the Company's customers. Four major customers of the Company are three domestic TFT-LCD makers incorporated in Korea and one domestic Color-Filter maker incorporated in Korea. Trade accounts receivables from the four major customers are 92% and 96% of total trade accounts receivable of the Company as of December 31, 2003 and 2002, respectively and revenues from the four major customers are 95%, 96% and 94% of total revenues of the Company for the years ended December 31, 2003, 2002 and 2001, respectively.

     In addition, a substantial portion of the Company's long-term debt is denominated in foreign currencies, giving rise to financial exposure from fluctuations in currency exchange rates.

     Unstable Economic Environment
     In common with other Asian countries, the economic environment in the Republic of Korea continues to be volatile. In addition, the Korean government and the private sector continue to implement structural reforms to historical business practices including corporate governance. The Company may be either directly or indirectly affected by these volatile economic conditions and the reform program described above. The accompanying financial statements reflect management's assessment of the impact to date of the economic environment on the financial position and results of operations of the Company. Actual results may differ materially from management's current assessment.

                              Item 15(c) Exhibit 12

                  Corning Incorporated and Subsidiary Companies
    Computation of Ratio of (Losses) Earnings to Combined Fixed Charges and
                              Preferred Dividends:
                          (In millions, except ratios)


                                                                                        Fiscal Years ended
                                                                  --------------------------------------------------------------
                                                                   Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,
                                                                     2003         2002         2001         2000         1999
                                                                  ---------     --------     --------     ---------    ---------
(Loss) income from continuing operations before
  taxes on income                                                 $    (759)    $(2,720)      $(6,161)     $ 621       $  632
Adjustments:
    Distributed income of equity investees                              112          83            73         45           51
    Amortization of capitalized interest                                  6           9            10         11           14
    Fixed charges net of capitalized interest                           176         207           191        135          118
                                                                  ---------     -------       -------      -----       ------

(Loss) earnings before taxes and fixed charges as adjusted        $    (465)    $(2,421)      $(5,887)     $ 812       $  815
                                                                  =========     =======       =======      =====       ======

Fixed charges:
    Interest incurred                                             $     158     $   186       $   202      $ 163       $  135
    Portion of rent expense which represents an appropriate
      interest factor                                                    22          28            30         25           20
    Amortization of debt costs                                            5           6             8          4            4
                                                                  ---------     -------       -------      -----       ------

Total fixed charges                                                     185         220           240        192          159
Capitalized interest                                                     (9)        (13)          (49)       (57)         (41)
                                                                  ---------     -------       -------      -----       ------

Total fixed charges net of capitalized interest                   $     176     $   207       $   191      $ 135       $  118
                                                                  =========     =======       =======      =====       ======

Preferred dividends:
    Preferred dividend requirement                                              $   128       $     1      $   1       $    3
    Ratio of pre-tax income to income before minority interest
      and equity earnings                                                                                    2.6          1.4
                                                                                -------       -------      -----       ------
    Pre-tax preferred dividend requirement                                          128             1          3            4

Total fixed charges                                               $     185         220           240        192          159
                                                                  ---------     -------       -------      -----       ------

Fixed charges and pre-tax preferred dividend requirement          $     185     $   348       $   241      $ 195       $  163
                                                                  =========     =======       =======      =====       ======

Ratio of earnings to fixed charges                                      *          *             *           4.2x        5.1x
                                                                  =========     =======       =======      =====       =====

Ratio of earnings to combined fixed charges and preferred
  dividends                                                             *          *             *           4.2x        5.0x
                                                                  =========     =======       =======      =====       =====

* Loss before taxes and fixed charges as adjusted were inadequate to cover total fixed charges by approximately $650 million, $2.6 billion and $6.1 billion and inadequate to cover fixed charges and pre-tax preferred dividend requirement by approximately $650 million, $2.8 billion and $6.1 billion at December 31, 2003, 2002 and 2001, respectively.

                              Item 15(c) Exhibit 21
                  Corning Incorporated and Subsidiary Companies

    Subsidiaries of the Registrant as of December 31, 2003 are listed below:


Beijing CCS Optical Fiber Cable Co., Ltd.                    China
CCS Holdings, Inc.                                           Delaware
Corning (China) Limited                                      Hong Kong
Corning (Shanghai) Co., Ltd.                                 China
Corning Asahi Video Products Company (Partnership)           Delaware
Corning Cable Systems GmbH & Co. KG                          Germany
Corning Cable Systems Limited                                United Kingdom
Corning Cable Systems LLC                                    North Carolina
Corning Cable Systems Pty. Ltd.                              Australia
Corning Display Technologies Taiwan Co., Ltd.                Taiwan
Corning Finance B.V.                                         The Netherlands
Corning Gilbert Inc.                                         Delaware
Corning GmbH                                                 Germany
Corning Holding GmbH                                         Germany
Corning IntelliSense LLC                                     Delaware
Corning International Corporation                            Delaware
Corning International KK                                     Japan
Corning Japan KK                                             Japan
Corning Lasertron, Inc.                                      Massachusetts
Corning Limited                                              United Kingdom
Corning Mexicana, S.A. de C.V.                               Mexico
Corning NetOptix, Inc.                                       Delaware
Corning O.T.I. Srl                                           Italy
Corning Photonic Technologies, Inc.                          Delaware
Corning Oak Holding Inc.                                     Delaware
Corning Optical Fiber (Partnership)                          United Kingdom
Corning Products South Africa (Pty) Ltd.                     South Africa
Corning Property Management Corporation                      Delaware
Corning S.A.S.                                               France
Corning Science Mexico, S.A. de C.V.                         Mexico
Corning Tropel Corporation                                   Delaware
Gilbert Engineering France, SA                               France
Norddeutsche Seekabelwerke GmbH & Co. KG                     Germany
NSW Submarine Cable Systems, Inc.                            Delaware
OOO Corning SNG                                              Russia
Shanghai Fiber Optics Co., Ltd.                              China
Societe D'Appareillages Electroniques (S.A.E.)               France

                              Item 15(c) Exhibit 21
                  Corning Incorporated and Subsidiary Companies

    Companies accounted for under the equity method as of December 31, 2003 are listed below:


Advanced Cable Systems Corporation                           Japan
Chengdu CCS Optical Fiber Cable Co., Ltd.                    China
Cormetech, Inc.                                              Delaware
Dow Corning Corporation                                      Michigan
Egytech Telecom Cables & Networks Company S.A.E.             Egypt
Eurokera North America, Inc.                                 Delaware
Eurokera S.N.C.                                              France
Fiber Optic Cable & Accessories Limited                      Vietnam
Keraglass S.N.C.                                             France
Leader Optic Fiber Cable Sdn Bhd                             Malaysia
Pittsburgh Corning Corporation                               Pennsylvania
Pittsburgh Corning Europe N.V.                               Belgium
PT Communication Cable Systems Indonesia                     Indonesia
Samsung Corning Co., Ltd.                                    Korea
Samsung Corning Precision Glass Co., Ltd.                    Korea


Summary financial information on Corning's equity basis companies is included in
Note 10 (Investments) to the Consolidated Financial Statements in this Annual Report on Form 10-K. Certain subsidiaries, which considered in the aggregate as a single subsidiary, that would not constitute a significant subsidiary, per Regulation S-X, Article 1, as of December 31, 2003, have been omitted from this exhibit.

                              Item 15(c) Exhibit 23

                       Consent of Independent Accountants


PricewaterhouseCoopers LLP


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-55345, 33-58193, 333-24337, 333-26049,
333-26151, 333-41246, 333-61975, 333-61983, 333-91879, 333-95693, 333-60480,
333-82926, 333-87128, 333-106265, and 333-109405) and Form S-3 (Nos. 333-41244,
333-57082, and 333-100302) of Corning Incorporated of our report dated January 22, 2004, except for Note 22, as to which the date is March 1, 2004, relating to the financial statements and financial statement schedule, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP

New York, New York
March 1, 2004

                                  Exhibit 31.1


                      CHIEF EXECUTIVE OFFICER CERTIFICATION


I, James R. Houghton, Chairman and Chief Executive Officer of Corning Incorporated, certify that:

1. I have reviewed this annual report on Form 10-K of Corning Incorporated (the "registrant");

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

       c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


March 1, 2004




/s/                 James R. Houghton
     ------------------------------------------------
     James R. Houghton
     Chairman and Chief Executive Officer
     (Principal Executive Officer)

                                  Exhibit 31.2


                      CHIEF FINANCIAL OFFICER CERTIFICATION


I, James B. Flaws, Vice Chairman and Chief Financial Officer of Corning Incorporated, certify that:

1. I have reviewed this annual report on Form 10-K of Corning Incorporated (the "registrant");

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

       c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


March 1, 2004




/s/                  James B. Flaws
     ------------------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer
     (Principal Financial Officer)

                                   Exhibit 32



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned James R. Houghton, Chairman and Chief Executive Officer of Corning Incorporated (the "Company") and James B. Flaws, Vice Chairman and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  March 1, 2004


/s/  James R. Houghton
     --------------------------------------------
     James R. Houghton
     Chairman and Chief Executive Officer

/s/  James B. Flaws
     --------------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2003, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and
(2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 4th of February, 2004.




                                /s/  John Seely Brown
                                ------------------------------
                                John Seely Brown

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2003, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and
(2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 4th of February, 2004.




                                /s/ James B. Flaws
                                ------------------------------
                                James B. Flaws

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2003, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and
(2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 4th of February, 2004.



                                /s/ Gordon Gund
                                ------------------------------
                                Gordon Gund

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2003, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and
(2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 4th of February, 2004.




                                /s/ John M. Hennessy
                                ------------------------------
                                John M. Hennessy

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2003, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and
(2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 4th of February, 2004.



                                /s/ James R. Houghton
                                ------------------------------
                                James R. Houghton

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2003, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and
(2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 4th of February, 2004.




                                /s/ James J. O'Connor
                                ------------------------------
                                James J. O'Connor

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2003, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and
(2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 4th of February, 2004.




                                /s/ Jeremy R. Knowles
                                ------------------------------
                                Jeremy R. Knowles

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2003, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and
(2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 4th of February, 2004.




                                /s/ Deborah D. Rieman
                                ------------------------------
                                Deborah D. Rieman

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2003, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and
(2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 4th of February, 2004.




                                /s/ H. Onno Ruding
                                ------------------------------
                                H. Onno Ruding

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2003, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and
(2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 4th of February, 2004.




                                /s/ William D. Smithburg
                                ------------------------------
                                William D. Smithburg

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2003, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and
(2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 4th of February, 2004.




                                /s/ Peter F. Volanakis
                                ------------------------------
                                Peter F. Volanakis

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2003, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and
(2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 4th of February, 2004.




                                /s/ Wendell P. Weeks
                                ------------------------------
                                Wendell P. Weeks

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2003, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and
(2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.


         IN WITNESS WHEREOF, the undersigned has subscribed these presents this 4th of February, 2004.




                                /s/ Hansel E. Tookes II
                                ------------------------------
                                Hansel E. Tookes II

The following exhibits are included only in copies of the 2003 Annual Report on Form 10-K filed with Securities and Exchange Commission ("SEC") or are incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.


3(i) 1 Restated Certificate of Incorporation dated December 6, 2000, filed with the Secretary of State of the State of New York on January 22, 2001 (Incorporated by reference to Exhibit 3(i) of Corning's Annual Report on Form 10-K for the year ended December 31, 2000).

3(i) 2 Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on August 5, 2002 (Incorporated by reference to Exhibit 99.1 to Corning's Form 8-K filed on August 7, 2002).

3(ii) 1 Bylaws of Corning effective as of December 6, 2000 (Incorporated by reference to Exhibit 3(ii) of Corning's Annual Report on Form 10-K for the year ended December 31, 2000).

3(ii) 2 Amendment to Article III, Section 9, of Bylaws of Corning effective as of February 5, 2003 (Incorporated by reference to Exhibit 3(ii)2 of Corning's Annual Report on Form 10-K for the year ended December 31,
         2003).

4 Rights Agreement of Corning dated as of June 5, 1996 (Incorporated by reference to Exhibit 1 to Corning's Form 8-K filed on July 10, 1996).

14 Corning Incorporated Code of Ethics for Chief Executive Officer and Senior Financial Officer (Incorporated by reference to Appendix H-3 of Corning's 2004 definitive Proxy Statement)

24       Powers of Attorney.


Copies of these exhibits may be obtained by writing to Ms. Denise Hauselt, assistant general counsel and secretary, Corning Incorporated, MP-HQ-E2-10, Corning, New York 14831.