Form 10-Q
period 2004-03-31
CORNING INC /NY
filed 2004-05-04
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2004
                                 ----------------------------------------------

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

1,372,202,544 shares of Corning's Common Stock, $0.50 Par Value, were outstanding as of March 31, 2004.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

                                                                         Page
                                                                         ----

    Consolidated Statements of Operations (Unaudited) for the
      three months ended March 31, 2004 and 2003                           3

    Consolidated Balance Sheets at March 31, 2004 (Unaudited)
      and December 31, 2003                                                4

    Consolidated Statements of Cash Flows (Unaudited) for the
      three months ended March 31, 2004 and 2003                           5

    Notes to Consolidated Financial Statements (Unaudited)                 6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       18

Item 3. Quantitative and Qualitative Disclosures About Market Risk        28

Item 4. Controls and Procedures                                           28


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                 29

Item 2. Changes in Securities, Use of Proceeds and Issuer
          Purchases of Equity Securities                                  34

Item 4. Submission of Matters to a Vote of Security Holders               34

Item 6. Exhibits and Reports on Form 8-K                                  35

Signatures                                                                37

Exhibit Index                                                             38

Certifications                                                            84

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions, except per share amounts)



                                                                             For the three months ended
                                                                                      March 31,
                                                                             ---------------------------
                                                                                2004              2003
                                                                             ---------         ---------
Net sales                                                                    $     844         $     746
Cost of sales                                                                      544               546
                                                                             ---------         ---------

Gross margin                                                                       300               200

Operating expenses:
   Selling, general and administrative expenses                                    160               152
   Research, development and engineering expenses                                   84                93
   Amortization of purchased intangibles                                            10                 9
   Restructuring, impairment and other charges and
     (credits) (Note 4)                                                             34                51
   Asbestos settlement (Note 5)                                                     19               298
                                                                             ---------         ---------

Operating loss                                                                      (7)             (403)

Interest income                                                                      6                 8
Interest expense                                                                   (36)              (40)
(Loss) gain on repurchases and retirement of debt, net (Note 10)                   (23)                4
Other expense, net                                                                  (4)              (14)
                                                                             ---------         ---------

Loss before income taxes                                                           (64)             (445)
Benefit for income taxes                                                            12               144
                                                                             ---------         ---------

Loss before minority interests and equity earnings                                 (52)             (301)
Minority interests                                                                                    37
Equity in earnings of associated companies                                         107                59
                                                                             ---------         ---------

Net income (loss)                                                            $      55         $    (205)
                                                                             =========         =========

Basic and diluted earnings (loss) per common share (Note 13)                 $    0.04         $   (0.17)
                                                                             =========         =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
               (Unaudited; in millions, except per share amounts)


                                                                                           March 31,         December 31,
                                                                                             2004                2003
                                                                                          ----------         ------------
Assets

Current assets:
   Cash and cash equivalents                                                              $   1,010           $     833
   Short-term investments, at fair value                                                        451                 433
                                                                                          ---------           ---------
     Total cash, cash equivalents and short-term investments                                  1,461               1,266
   Trade accounts receivable, net of doubtful accounts and allowances - $35 and $38             544                 525
   Inventories (Note 6)                                                                         504                 467
   Deferred income taxes                                                                        242                 242
   Other current assets                                                                         190                 194
                                                                                          ---------           ---------
       Total current assets                                                                   2,941               2,694

Investments (Note 7)                                                                          1,065               1,045
Property, net of accumulated depreciation - $3,543 and $3,415                                 3,640               3,620
Goodwill (Note 8)                                                                             1,730               1,735
Other intangible assets, net (Note 8)                                                           155                 166
Deferred income taxes                                                                         1,277               1,225
Other assets                                                                                    265                 267
                                                                                          ---------           ---------

Total Assets                                                                              $  11,073           $  10,752
                                                                                          =========           =========

Liabilities and Shareholders' Equity

Current liabilities:
   Loans payable                                                                          $     313           $     146
   Accounts payable                                                                             376                 333
   Other accrued liabilities (Note 9)                                                         1,008               1,074
                                                                                          ---------           ---------
       Total current liabilities                                                              1,697               1,553

Long-term debt (Note 10)                                                                      2,553               2,668
Postretirement benefits other than pensions                                                     609                 619
Other liabilities                                                                               414                 412
Commitments and contingencies (Note 11)
Minority interests                                                                               30                  36
Shareholders' equity:
   Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
     Series C mandatory convertible preferred stock - Shares issued: 5.75 million;
     Shares outstanding: 789 thousand and 854 thousand                                           79                  85
   Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion;
     Shares issued: 1,407 million and 1,401 million                                             703                 701
   Additional paid-in capital                                                                10,323              10,298
   Accumulated deficit                                                                       (5,089)             (5,144)
   Treasury stock, at cost; Shares held: 35 million and 58 million                             (346)               (574)
   Accumulated other comprehensive income                                                       100                  98
                                                                                          ---------           ---------
       Total shareholders' equity                                                             5,770               5,464
                                                                                          ---------           ---------

Total Liabilities and Shareholders' Equity                                                $  11,073           $  10,752
                                                                                          =========           =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

                                                                                        For the three months ended
                                                                                                 March 31,
                                                                                        --------------------------
                                                                                            2004           2003
                                                                                         ---------       ---------
Cash flows from operating activities:
   Net income (loss)                                                                      $     55      $  (205)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
     Amortization of purchased intangibles                                                      10            9
     Depreciation                                                                              120          118
     Restructuring, impairment and other charges and credits                                    34           51
     Asbestos settlement                                                                        19          298
     Loss (gain) on repurchases and retirement of debt, net                                     23           (4)
     Undistributed earnings of associated companies                                            (29)           7
     Minority interests, net of dividends paid                                                              (37)
     Deferred tax benefit                                                                      (40)        (178)
     Interest expense on convertible debentures                                                  2            7
     Restructuring payments                                                                    (34)         (94)
     Income tax refund                                                                                      191
     Tax benefit on stock options                                                                6
     Changes in certain working capital items:
        Trade accounts receivable                                                              (17)         (13)
        Inventories                                                                            (32)           7
        Other current assets                                                                     3           10
        Accounts payable and other current liabilities, net of restructuring payments          (66)        (118)
     Other, net                                                                                 (9)         (26)
                                                                                          --------      -------
Net cash provided by operating activities                                                       45           23
                                                                                          --------      -------

Cash flows from investing activities:
   Capital expenditures                                                                       (134)         (55)
   Net proceeds from sale of precision lens business                                                          9
   Net proceeds from sale or disposal of assets                                                  9           13
   Short-term investments - acquisitions                                                      (302)        (427)
   Short-term investments - liquidations                                                       284          369
   Restricted investments - liquidations                                                         2            3
                                                                                          --------      -------
Net cash used in investing activities                                                         (141)         (88)
                                                                                          --------      -------

Cash flows from financing activities:
   Net repayments of loans payable                                                              (2)         (62)
   Proceeds from issuance of long-term debt, net                                               396
   Repayments of long-term debt                                                               (141)        (189)
   Proceeds from issuance of common stock, net                                                  11            3
   Cash dividends paid to preferred shareholders                                                (2)          (3)
   Proceeds from the exercise of stock options                                                  12
                                                                                          --------      -------
Net cash provided by (used in) financing activities                                            274         (251)
                                                                                          --------      -------
Effect of exchange rates on cash                                                                (1)          17
                                                                                          --------      -------
Net increase (decrease) in cash and cash equivalents                                           177         (299)
Cash and cash equivalents at beginning of period                                               833        1,426
                                                                                          --------      -------

Cash and cash equivalents at end of period                                                $  1,010      $ 1,127
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

Corning Incorporated is a diversified technology company that concentrates its efforts on high-impact growth opportunities. Corning combines its expertise in specialty glass, ceramic materials, polymers and the manipulation of the properties of light, with strong process and manufacturing capabilities to develop, engineer and commercialize significant innovative products for the telecommunications, flat panel display, environmental, life sciences and semiconductor industries.

The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported therein. Significant estimates and assumptions in these consolidated financial statements include restructuring and other charges and credits, allowances for doubtful accounts receivable, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, estimates of the fair value of assets held for disposal, environmental and legal liabilities, income taxes and deferred tax valuation allowances, and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

The results for interim periods are not necessarily indicative of results which may be expected for any other interim period, or for the full year. These interim consolidated financial statements should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts for 2003 were reclassified to conform with 2004 classifications.

Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," for our stock-based compensation plans. The following table illustrates the effect on income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The estimated fair value of each Corning option is calculated using the Black-Scholes option-pricing model.


(In millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         For the three months ended March 31,
                                                                                         ------------------------------------
                                                                                               2004              2003
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) - as reported                                                              $     55         $    (205)
Add:  Stock-based employee compensation expense
  determined under APB No. 25, included in reported net income
  (loss), net of tax                                                                                2                 1
Less:  Stock-based employee compensation expense
  determined under fair value based method, net of tax                                            (29)              (35)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) - pro forma                                                                $     28         $    (239)

Earnings (loss) per common share:
    Basic - as reported                                                                      $   0.04         $   (0.17)
    Basic - pro forma                                                                        $   0.02         $   (0.20)

    Diluted - as reported                                                                    $   0.04         $   (0.17)
    Diluted - pro forma                                                                      $   0.02         $   (0.20)
------------------------------------------------------------------------------------------------------------------------------------

For purposes of SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following are weighted-average assumptions used for grants under our stock plans in 2004 and 2003, respectively:


------------------------------------------------------------------------------------------------------------------------------------
                                                                                       For the three months ended March 31,
For Options                                                                            ------------------------------------
Granted During                                                                                2004               2003
------------------------------------------------------------------------------------------------------------------------------------
Expected life in years                                                                          4                   5
Risk free interest rate                                                                        3.2%                2.9%
Expected volatility                                                                           50.0%               78.3%
------------------------------------------------------------------------------------------------------------------------------------

During the first quarter of 2004, Corning updated its analysis of the historical stock option exercise behavior of its employees, among other relevant factors, and determined that the best estimate of expected term of stock options granted in the first quarter was 4 years, compared to our previous estimate of an expected term of 5 years. Additionally, Corning used a 10 year mean reversion analysis, as allowed by SFAS 123, to determine the volatility assumption also used to estimate the fair value of options granted in the first quarter. Prior to 2004, Corning used historical trailing volatility for a period equal to the expected term of our stock options. Corning believes a mean reversion analysis provides the best estimate of future expectations of volatility.

Changes in the status of outstanding options were as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Number of Shares    Weighted-Average
                                                                                          (in thousands)      Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Options outstanding December 31, 2003                                                       135,352             $   20.58
Options granted under plans                                                                   6,156             $   11.81
Options exercised                                                                            (2,339)            $    5.63
Options terminated                                                                             (211)            $   25.91
------------------------------------------------------------------------------------------------------------------------------------

Options outstanding March 31, 2004                                                          138,958             $   20.08
------------------------------------------------------------------------------------------------------------------------------------
Options exercisable March 31, 2004                                                           85,538             $   24.87
------------------------------------------------------------------------------------------------------------------------------------

New Accounting Standards

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised standard requires incremental pension and other postretirement benefit plan disclosures, but does not change the measurement or recognition of those plans. Therefore, the adoption of this accounting standard did not have any effect on our results of operations or financial position.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was passed which expands Medicare to include an outpatient prescription drug benefit beginning in 2006. In January 2004, the FASB issued Staff Position No. FAS 106-1, "Accounting and Disclosure
Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides preliminary accounting guidance on how to account for the effects of the Act on postretirement benefit plans. As permitted, we have elected to defer accounting for the impact of the Act until the FASB issues final accounting guidance later in 2004. Such guidance from the FASB is pending and that guidance, when issued, could require us to change previously reported information. We are currently evaluating the impact of the Act on our postretirement benefit plans.

2.   Employee Retirement Plans

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees. Corning also offers certain domestic employees postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Employees may become eligible for such retirement benefits upon reaching retirement age.

Service cost is used as a guideline for determining minimum annual contribution levels. All plan design changes are reviewed to determine their impact on the liability and whether additional contributions should be made to "pay for" these design changes. The funded status of the plan will also impact the annual contribution level.We expect to contribute $45 million to our domestic and international pension plans in 2004.


The following table summarizes the components of net periodic benefit cost (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                         Pension benefits                    Postretirement benefits
                                                   Three months ended March 31,           Three months ended March 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                   2004                  2003               2004                2003
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                      $  11                 $   8             $    2              $    2
Interest cost                                        38                    30                 13                  11
Expected return on plan assets                      (43)                  (36)
Amortization of net loss                              6                     1                  3                   1
Amortization of prior service cost                    3                     3                 (2)                 (1)
------------------------------------------------------------------------------------------------------------------------------------
Total expense                                     $  15                 $   6             $   16              $   13
------------------------------------------------------------------------------------------------------------------------------------

3.   Discontinued Operations

On December 13, 2002, we completed the sale of our precision lens business to 3M Company ("3M") for cash proceeds up to $850 million, of which $50 million was deposited in an escrow account. 3M has notified Corning that 3M believes it has certain claims arising out of the representations and warranties made by Corning in connection with the sale of the precision lens business to 3M. The parties are attempting to resolve such claims. At March 31, 2004, approximately $49 million remained in the escrow account, and no other gain on the sale of the precision lens business will be recognized until such claims are resolved. In April 2004, Corning and 3M began negotiating a settlement agreement that will likely result in Corning receiving less than half of the amount in escrow.

4.   Restructuring, Impairment and Other Charges and Credits

2004 Restructuring Actions

In the first quarter of 2004, we recorded net restructuring, impairment and other charges and credits totaling $34 million ($21 million after tax and minority interest). A summary of these charges and credits follow:

..    We recorded $39 million of accelerated  depreciation and $1 million of exit costs relating to the final shutdown of our semiconductor materials manufacturing facility in Charleston, South Carolina, which we previously announced in the fourth quarter of 2003.

..    We recorded credits of $6 million,  primarily related to proceeds in excess of assumed salvage values for assets that were previously impaired.

The following table illustrates the charges, credits and balances of the restructuring reserves as of and for the three months ended
March 31, 2004 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                               Quarter                                                   Remaining
                                                             ended March       Revisions        Net          Cash       reserve at
                                                January 1,    31, 2004        to existing    charges/      payments      March 31,
                                                   2004        charge            plans      (reversals)     in 2004        2004
------------------------------------------------------------------------------------------------------------------------------------
Restructuring charges:
Employee related costs                           $      78                                                  $    (28)  $      50
Other charges                                          108    $       1                      $      1             (6)        103
                                                 -------------------------------------------------------------------------------
     Total restructuring charges                 $     186    $       1                      $      1       $    (34)  $     153
                                                 -------------------------------------------------------------------------------

Impairment of long-lived assets:
Assets to be disposed of by sale
  or abandonment                                                             $      (6)      $     (6)

Other:
Accelerated depreciation                                      $      39                      $     39
                                                              ----------------------------------------

Total restructuring, impairment and other
  charges and (credits)                                       $      40      $      (6)      $     34
Tax benefit and minority interest                                   (15)             2            (13)
                                                              ----------------------------------------
Restructuring, impairment and other
  charges and (credits), net                                  $      25      $     (4)       $     21
------------------------------------------------------------------------------------------------------------------------------------

Cash payments for employee related costs will be substantially complete by the end of 2005, while payments for exit activities will be substantially completed by the end of 2006. As of March 31, 2004, approximately 1,850 of the 1,975 employees had been separated under the 2003 plans.

2003 Restructuring Actions

In the first quarter of 2003 we recorded net restructuring, impairment and other charges and credits totaling $51 million ($12 million after tax and minority interest). A summary of these charges and credits follows:

..    a charge  of $17  million  ($11  million  after  tax)  associated  with the discontinuance of optical switching, which was a photonic product, due to the downturn in the telecommunications industry. The charge included $13 million for employee separation costs and $4 million for asset impairments related to equipment,
..    a $5  million  ($3  million  after tax)  charge  for other  than  temporary declines in certain cost investments in the Telecommunications segment,
..    reversal of $33 million  ($21  million  after tax)  related to revised cost estimates of existing restructuring plans of which $24 million related to employee separation and exit costs which were less than estimated, while $9 million related to proceeds in excess of assumed salvage values for assets that were previously impaired, and
..    recorded a $62 million ($19 million after tax and minority  interest) asset impairment charge related to our 51% owned venture Corning Asahi Video Products Company ("CAV"), which was a manufacturer of glass panel and funnels for use in conventional tube televisions. We agreed with our partner to cease production and shut-down CAV in April 2003.

The following table illustrates the charge, credits and balances of the restructuring reserves as of and for the three months ended
March 31, 2003 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                    Quarter                                Quarter ended                 Remaining
                                                  ended March     Revisions       Net     March 31, 2003      Cash      reserve at
                                     January 1,    31, 2003      to existing   charges/      Non-cash       payments     March 31,
                                        2003        charge          plans     (reversals)      uses          in 2003       2003
------------------------------------------------------------------------------------------------------------------------------------
Restructuring charges:
Employee related costs                $     273    $      13    $     (11)   $       2       $      1       $      79  $     195
Other charges                               132                       (13)         (13)                            15        104
                                      ------------------------------------------------------------------------------------------
     Total restructuring charges      $     405    $      13    $     (24)   $     (11)      $      1       $      94  $     299
                                      ------------------------------------------------------------------------------------------

Impairment of long-lived assets:
Assets to be held and used                         $      62                 $      62
Assets to be disposed of by sale
  or abandonment                                           4    $      (9)          (5)
Cost investments                                           5                         5
                                                   ------------------------------------
     Total impairment charges                      $      71    $      (9)   $      62
                                                   ------------------------------------

Total restructuring and impairment
  charges and (credits)                            $      84    $     (33)   $      51
Tax benefit and minority interest                        (51)          12          (39)
                                                   ------------------------------------
Restructuring and impairment
  charges and (credits), net                       $      33    $    (21)    $      12
------------------------------------------------------------------------------------------------------------------------------------

5.   Asbestos Settlement

On March 28, 2003, we announced that we had reached agreement with the representatives of asbestos claimants for the settlement of all current and future non-premises asbestos claims against us and Pittsburgh Corning Corporation (PCC), which might arise from PCC products or operations.

The agreement is expected to be incorporated into a settlement fund as part of a reorganization plan for PCC. The plan will be submitted to the federal bankruptcy court in Pittsburgh for approval, and is subject to a number of contingencies, including the resolution of legal objections that may be raised at confirmation hearings to be held in May 2004. We will make our contributions to the settlement trust under the agreement after the plan is approved, becomes effective and is no longer subject to appeal. We expect the approval process to be completed in 2004.

When the plan becomes effective, our settlement will require the contribution of our equity interest in PCC, our one-half equity interest in Pittsburgh Corning Europe N.V. (PCE), and 25 million shares of our common stock. The common stock will be marked-to-market each quarter until the settlement plan is approved, thus resulting in adjustments to income and the settlement liability as appropriate. The agreement also includes the contribution of cash payments with a current value of $138 million over six years beginning in June 2005, which we may accelerate the full payment to as early as 2005, as needed, to maximize the related tax benefits. In addition, we will assign insurance policy proceeds from our primary insurance and a portion of our excess insurance as part of the settlement.

We recorded an additional charge of $19 million ($18 million after tax) in the first quarter of 2004 to reflect the mark-to-market value of our common stock compared to the initial charge of $298 million in the first quarter of 2003. The minimum tax effect on this quarter's charge reflects the fact that the cumulative asbestos settlement charge recorded to date is in excess of the amount realizable for tax purposes. Beginning with the first quarter of 2003, we have recorded charges of $432 million ($282 million after tax) to reflect the settlement and to mark-to-market the value of our common stock.

The carrying value of our stock in PCE and the fair value of 25 million shares of our common stock as of March 31, 2004, have been reflected in current liabilities. The remaining $138 million, representing the net present value of the cash payments discounted at 5.5%, is recorded in non-current liabilities. See Part II-Other Information, Item 1. Legal Proceedings for a history of this matter.

6.   Inventories

Inventories shown on the accompanying balance sheets were comprised of the following (in millions):
--------------------------------------------------------------------------------
                                 March 31, 2004         December 31, 2003
--------------------------------------------------------------------------------
Finished goods                      $    144               $    141
Work in process                          145                    113
Raw materials and accessories            134                    138
Supplies and packing materials            81                     75
--------------------------------------------------------------------------------
Total inventories                   $    504               $    467
--------------------------------------------------------------------------------

7.   Investments

At March 31, 2004 and December 31, 2003, our total investments accounted for by the equity method were $1.0 billion and $978 million, respectively. Summarized results of operations for our two significant investments accounted for by the equity method follow (in millions):

Samsung Corning Precision

--------------------------------------------------------------------------------
                                 For the three months ended March 31,
                                 ------------------------------------
                                      2004                   2003
--------------------------------------------------------------------------------

Statement of Operations:
     Net sales                      $    235               $    107
     Gross profit                   $    179               $     76
     Net income                     $    126               $     50
--------------------------------------------------------------------------------

Our investment in Samsung Corning  Precision Glass Co., Ltd.  ("Samsung  Corning
Precision"), a 50%-owned South Korean based manufacturer of liquid crystal display glass, was $319 million and $299 million at March 31, 2004 and December 31, 2003, respectively.

Sales to Samsung Corning Precision totaled $6 million and $5 million for the quarters ended March 31, 2004 and 2003, respectively. Purchases from Samsung Corning Precision totaled $22 million and $3 million for the quarters ended March 31, 2004 and 2003, respectively. Balances due to and from Samsung Corning Precision were immaterial at March 31, 2004 and December 31, 2003.

Dow Corning

--------------------------------------------------------------------------------
                                       For the three months ended March 31,
                                       ------------------------------------
                                            2004               2003
--------------------------------------------------------------------------------

Statement of Operations:
     Net sales                           $    814            $    659
     Gross profit                        $    288            $    186
     Net income                          $     52            $     36
--------------------------------------------------------------------------------

Our investment in Dow Corning Corporation ("Dow Corning"), a 50%-owned U.S. based manufacturer of silicone products, was $191 million and $185 million at March 31, 2004 and December 31, 2003, respectively. For information related to Dow Corning litigation and bankruptcy proceedings see Part II-Other Information,
Item 1. Legal Proceedings.

8.   Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2004, were as follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                 Telecom-               Display           Unallocated
                                                munications          Technologies          and Other            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2004                      $  1,576                $    9            $     150          $   1,735
Foreign currency translation                          (2)                                                           (2)
Other                                                 (3)                                                           (3)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2004                       $  1,571                $    9            $     150          $   1,730
------------------------------------------------------------------------------------------------------------------------------------

We must exercise judgment in assessing the recoverability of goodwill. See Risk Factors and Critical Accounting Estimates of our Annual Report on Form 10-K for more information.

Other intangible assets consisted of the following (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                          March 31, 2004                             December 31, 2003
                                                 -------------------------------------------------------------------------------
                                                           Accumulated                                 Accumulated
                                                 Gross     Amortization       Net            Gross     Amortization      Net
------------------------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Patents and trademarks                      $  144       $    61      $    83           $  145       $   57       $    88
     Non-competition agreements                     112            94           18              113           89            24
     Other                                            4             1            3                4            1             3
                                                 -----------------------------------         -----------------------------------
         Total amortized intangible assets          260           156          104              262          147           115
                                                 -----------------------------------         -----------------------------------

Other intangible assets:
     Intangible pension assets                       51                         51               51                         51
                                                 -----------------------------------         -----------------------------------
Total                                            $  311       $   156      $   155           $  313       $  147       $   166
------------------------------------------------------------------------------------------------------------------------------------

Amortized intangible assets are primarily related to the Telecommunications segment.

Amortization expense related to these intangible assets is expected to be approximately $16 million in 2005, $11 million in 2006, $11 million in 2007, and insignificant thereafter.

9.   Product Warranty Liability

Our product warranty reserves relate primarily to our Telecommunications segment. A reconciliation of the changes in the product warranty liability during the three months ended March 31 follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                     2004                        2003
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1                                               $   41                       $  64
Provision based on current year sales                                   1
Adjustments to liability existing on January 1                         (2)                         (6)
Foreign currency translation                                           (1)
Settlements made during the current quarter                            (1)                         (4)
                                                                   ------                       -----
Balance at March 31                                                $   38                       $  54
------------------------------------------------------------------------------------------------------------------------------------

10.  Long-Term Debt

During the first quarter of 2004 we issued $400 million of senior unsecured notes and repurchased and retired $332 million of our long term debt. A summary of our long-term debt and debentures that were affected follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                               March 31, 2004             December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                  $     2,839                    $   2,788
Less current portion of long-term debt                                  286                          120
                                                                ----------------------------------------
Long-Term Debt                                                  $     2,553                    $   2,668

Summary of debentures affected:
Debentures, 5.9%, due 2014, redeemable                          $       200
Debentures, 6.2%, due 2016, redeemable                          $       200
Convertible debentures, 3.5%, due 2008                          $       452                    $     665
Zero coupon convertible debentures, 2% due 2015,
  redeemable and callable in 2005                               $       268                    $     385
------------------------------------------------------------------------------------------------------------------------------------

Issuance of Long-Term Debt

In March 2004, we issued $400 million of senior unsecured notes, of which $200 million aggregate principal amount of 5.90% notes mature on March 15, 2014 and $200 million aggregate principal amount of 6.20% notes mature on March 15, 2016. These senior unsecured notes were issued under our existing $5 billion universal shelf registration statement, which became effective in March 2001. We realized net proceeds of approximately $396 million from the issuance of these notes. We will pay interest on these senior unsecured notes on each March 15 and September 15.

Loss on Repurchases and Retirement of Debt, Net

3.5% convertible debentures
---------------------------
During the first quarter of 2004, we issued 22 million shares of common stock and paid $24 million in cash in exchange for our 3.5% convertible debentures with a book value of $213 million resulting in a loss of $23 million ($21 million after tax).

Zero coupon convertible debentures
----------------------------------
During the three months ended March 31, 2004 and 2003, we repurchased and retired a significant portion of our zero coupon convertible debentures as follows (dollars in millions):
--------------------------------------------------------------------------------
                                           For the three months ended March 31,
                                           ------------------------------------
                                                   2004             2003
--------------------------------------------------------------------------------

Bonds repurchased or exchanged for equity        150,000          353,500
Book value                                      $    119         $    274
Fair value                                      $    117         $    226
Pre-tax gain (a)                                                 $      4
After-tax gain (a)                                               $      3
--------------------------------------------------------------------------------

(a) Net of the write-off of unamortized issuance and deal costs.

In the first quarter of 2003, we also issued 6.5 million shares of common stock from treasury in exchange for 55,000 debentures with an accreted value of $43 million, and recognized a charge of $35 million reflecting the fair value of the incremental shares issued beyond those required by the terms of the debentures. The increase in equity due to the issuance of shares from treasury stock was $77 million.

11.  Commitments and Contingencies

In 2003, we adopted the initial recognition and measurement provisions of FASB Interpretation No. 45 (FIN 45). We do not routinely provide significant third-party guarantees and, as a result, this interpretation has not had a material effect on our financial statements.

We provide financial guarantees and incur contingent liabilities in the form of purchase price adjustments related to attainment of milestones, stand-by letters of credit and performance bonds. These guarantees have various terms, and none of these guarantees are individually significant. We have also agreed to provide a credit facility related to Dow Corning as discussed in Note 10 to the Consolidated Financial Statements in our 2003 Form 10-K. The funding of the Dow Corning $150 million credit facility is subject to events connected to the Bankruptcy Plan. As of March 31, 2004, we were contingently liable for the items described above totaling $394 million, compared with $445 million at December 31, 2003. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

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

12.  Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, was as follows (in millions):
--------------------------------------------------------------------------------
                                           For the three months ended March 31,
                                           ------------------------------------
                                              2004                       2003
--------------------------------------------------------------------------------

Net income (loss)                           $   55                     $ (205)
Other comprehensive income                       2                         37
--------------------------------------------------------------------------------
Total comprehensive income (loss)           $   57                     $ (168)
--------------------------------------------------------------------------------

13.  Earnings (Loss) Per Common Share

The reconciliation of the amounts used in the basic and diluted earnings (loss) per common share computations was as follows
(in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                           For the three months ended March 31,
                                                    --------------------------------------------------------------------------------
                                                                     2004                                     2003
                                                    ----------------------------------------   -------------------------------------
                                                       Net         Weighted-      Per Share       Net       Weighted-      Per Share
                                                     Income     Average Shares     Amount        Loss    Average Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share               $    55       1,358          $  0.04      $ (205)        1,200         $ (0.17)
------------------------------------------------------------------------------------------------------------------------------------

Effect of dilutive securities:
   Stock options                                                      37
   7% mandatory convertible preferred stock                           42
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per common share             $    55       1,437          $  0.04      $ (205)        1,200         $ (0.17)
------------------------------------------------------------------------------------------------------------------------------------

The potential common shares excluded from the calculation of diluted earnings (loss) per common share because their effect would be anti-dilutive and the amount of stock options excluded from the calculation of diluted earnings (loss) per common share because their exercise price was greater than the average market price of the common shares of the periods presented were as follows
(in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   For the three months ended March 31,
                                                                                   ------------------------------------
                                                                                            2004        2003
------------------------------------------------------------------------------------------------------------------------------------
Potential common shares excluded from the calculation of diluted earnings (loss)
  per common share:
     Stock options                                                                                         8
     7% mandatory convertible preferred stock                                                             79
     4.875% convertible notes                                                                 6            6
     3.5% convertible debentures                                                             57           69
     Zero coupon convertible debentures                                                       4           16
                                                                                           -----------------
     Total                                                                                   67          178
                                                                                           =================

Stock options excluded from the calculation of diluted earnings (loss) per share because the exercise price was greater
  than the average market price of the common shares                                         55           88
------------------------------------------------------------------------------------------------------------------------------------

14.  Operating Segments

Effective with this Quarterly Report on Form 10-Q, we have revised our segments from Telecommunications and Technologies to four key operating segments:

..    Telecommunications - manufactures optical fiber and cable, and hardware and equipment components for the worldwide telecommunications industry;
..    Display  Technologies - manufactures  liquid crystal display glass for flat panel displays (previously included in the Technologies segment);
..    Environmental Technologies - manufactures ceramic substrates for automobile and diesel applications (previously included in the Technologies segment); and
..    Life Sciences - manufactures  glass and plastic  consumables for scientific applications (previously included in the Technologies segment).

The change in our segment presentation reflects how Corning's Chief Operating Decision Making ("CODM") group allocates resources and assesses the performance of its businesses. Specifically, the CODM group is increasing its level of review of the Display Technologies segment significantly due to the recent increase in growth and capital spending in that segment. In addition, Corning's CODM group is increasing its review of the Environmental Technologies and Life Sciences products to strengthen the overall balance and stability of Corning's portfolio of businesses.

All other businesses or product lines that do not meet the quantitative threshold for determining reportable segments (e.g. conventional video components, semiconductor materials, and ophthalmic products), certain corporate investments (e.g. Dow Corning and Steuben), and unallocated expenses (e.g. research and other expenses related to new business development and other corporate items) have been grouped as "Unallocated and Other". Unallocated and Other also represents the reconciliation between the totals for the reportable segments and our consolidated total.

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

------------------------------------------------------------------------------------------------------------------------------------
Operating Segments                             Telecom-        Display       Environmental     Life     Unallocated     Consolidated
(in millions)                                 munications   Technologies     Technologies    Sciences     and Other         Total
------------------------------------------------------------------------------------------------------------------------------------
For the three months ended March 31, 2004
Net sales                                      $   312        $    230        $    141        $    79      $     82      $    844
Research, development and engineering
  expenses (1)                                 $    25        $     16        $     20        $     9      $     14      $     84
Restructuring, impairment and other charges
  and (credits) (2)                            $    (4)                                                    $     38      $     34
Interest expense (3)                           $    16        $     11        $      5        $     1      $      3      $     36
(Benefit) provision for income taxes           $   (23)       $     26        $      3        $     3      $    (21)     $    (12)
(Loss) income before minority interests and
  equity earnings (4)(5)                       $   (47)       $     53        $      6        $     5      $    (69)     $    (52)
Minority interests                                   1                                                           (1)
Equity in earnings of associated
   companies                                         3              65                                           39           107
                                               -------        --------        --------        -------      --------      --------
Net (loss) income                              $   (43)       $    118        $      6        $     5      $    (31)     $     55
------------------------------------------------------------------------------------------------------------------------------------

For the three months ended March 31, 2003
Net sales                                      $   352        $    117        $    115        $    73      $     89      $    746
Research, development and engineering
  expenses (1)                                 $    38        $     12        $     21        $     7      $     15      $     93
Restructuring, impairment and other charges
  and (credits) (2)                            $    (9)                                                    $     60      $     51
Interest expense (3)                           $    21        $      9        $      5        $     2      $      3      $     40
(Benefit) provision for income taxes           $   (25)       $      6        $      2        $     4      $   (131)     $   (144)
(Loss) income before minority interests and
  equity (losses) earnings (4)(5)              $   (60)       $     13        $      3        $     8      $   (265)     $   (301)
Minority interests (6)                                                                                           37            37
Equity in (losses) earnings of associated
  companies                                         (3)             24               2                           36            59
                                               -------        --------        --------        -------      --------      --------
Net (loss) income                              $   (63)       $     37        $      5        $     8      $   (192)     $   (205)
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-direct research, development and engineering expenses are allocated based upon direct project spending for each segment.
(2)  Related tax (expense) benefit:
         Three months ended March 31, 2004: $(1), $0, $0, $0, $15 and $14.
         Three months ended March 31, 2003: $(4), $0, $0, $0, $12 and $8.
(3) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(4) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(5) Includes an allocation of depreciation of corporate property, plant and equipment not specifically identifiable to a segment. Related depreciable assets are not allocated to segment assets.
(6) Includes $30 related to impairment of long-lived assets of CAV for the three months ended March 31, 2003.

A reconciliation of reportable segment net income (loss) to consolidated net income (loss) follows (in millions):
----------------------------------------------------------------------------------------------------------------
                                                                    For the three months ended March 31,
                                                                    ------------------------------------
                                                                           2004              2003
----------------------------------------------------------------------------------------------------------------
Net income (loss) of reportable segments                                 $      86        $     (13)
Non-reportable operating segments net loss (1)                                 (18)             (21)
Unallocated amounts:
    Non-segment loss and other (2)                                              (3)             (15)
    Non-segment restructuring, impairment and
       other (charges) and credits
    Asbestos settlement                                                        (19)            (298)
    Interest income                                                              6                8
    (Loss) gain on repurchases of debt                                         (23)               4
    Benefit for income taxes (3)                                                 2              112
    Equity in earnings of associated companies (4)                              24               18
                                                                         ---------        ---------
Net income (loss)                                                        $      55        $    (205)
----------------------------------------------------------------------------------------------------------------

(1)  Includes the results of non-reportable operating segments.
(2)  Includes  the  results  of  non-segment   operations  and  other  corporate
     activities.
(3) Includes tax associated with non-segment restructuring, impairment and other charges.
(4) Includes amounts derived from corporate investments, primarily Dow Corning Corporation.

ITEM 2.
                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Overview

We continue to focus on three key priorities in 2004: to protect our financial health, to improve our profitability, and to invest in the future. We continue to make progress towards all three in 2004.

Financial Health
In the first quarter of 2004, we improved our balance sheet through several transactions including issuing $400 million in principal of senior unsecured notes at historically low rates and at very attractive terms. The new capital will enable us to repay existing debt to extend the duration of our debt portfolio and to fund capital spending. In addition, we reduced our zero coupon and 3.5% debentures by $332 million through our ongoing debt reduction program. Our debt to capital ratio improved to 33% at March 31, 2004 compared to 34% at December 31, 2003.

Profitability
For the first quarter of 2004, we had net income of $55 million, or $0.04 per share, compared to a net loss of $205 million or $0.17 per share for the first quarter of 2003. Our profitability in the first quarter of 2004 was driven primarily by the smaller charge related to the asbestos settlement, significant growth of our Display Technologies segment, and improved operating results from our Telecommunications segment.

Investing in our Future
We are investing in a wide variety of technologies including liquid crystal displays, diesel filters and substrates, and the optical fiber, cable, and hardware and equipment that will enable fiber-to-the-premises. Our research, development and engineering expenses were 10% of our sales in the first quarter of 2004. The decline from the first quarter of 2003 was due to the exit of the photonics product line within the Telecommunications segment in mid 2003.

Capital spending in the first quarter of 2004 and 2003 was $134 million and $55 million, respectively. The majority of our capital spending was to expand capacity for our Display Technologies segment. As a result of market expansion, we expect our 2004 consolidated capital spending to approximate $650 million to $700 million, of which $425 million to $475 million will be to expand capacity for liquid crystal display glass production.

RESULTS OF CONTINUING OPERATIONS

Selected highlights for the first quarter were as follows (dollars in millions):
-----------------------------------------------------------------------------------------------------------------------
                                                                             For the three months ended March 31,
                                                                             ------------------------------------
                                                                                  2004                  2003
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                                       $    844             $     746

Gross margin                                                                    $    300             $     200
  (gross margin %)                                                                   36%                   27%

Selling, general and administrative expenses                                    $    160             $     152
  (as a % of net sales)                                                              19%                   20%

Research, development and engineering expenses                                  $     84             $      93
  (as a % of net sales)                                                              10%                   12%

Restructuring, impairment and other charges and credits                         $     34             $      51
  (as a % of net sales)                                                               4%                    7%

Asbestos settlement                                                             $     19             $     298
  (as a % of net sales)                                                               2%                   40%

Operating loss                                                                  $    (7)             $   (403)
  (as a % of net sales)                                                             (1)%                 (54)%

Benefit for income taxes                                                        $   (12)             $   (144)
  (as a % of net sales)                                                             (1)%                 (19)%

Equity in earnings of associated companies                                      $    107             $      59
  (as a % of net sales)                                                              13%                    8%

Net income (loss)                                                               $     55             $   (205)
  (as a % of net sales)                                                               7%                 (27)%
-----------------------------------------------------------------------------------------------------------------------

Net Sales
Consolidated net sales for the first three months of 2004 increased 13%, or $98 million, from sales reported in the prior year quarter. The increase was due primarily to our Display Technologies segment where higher demand for liquid crystal display glass continues to grow significantly and favorable exchange rates, offset by sales decreases totaling $41 million related to the exit of CAV and our photonics product line within the Telecommunications segment in mid 2003.

Gross Margin
As a percentage of net sales, gross margin improved 9 points in the first quarter of 2004 to 36%, compared to the prior year quarter. The improvement is primarily due to improved manufacturing efficiencies in our Display Technologies, Environmental Technologies and Life Sciences segments.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses increased 5%, or $8 million, in the first quarter of 2004, compared to the prior year quarter but as a percentage of net sales improved 1 point compared with the first quarter of 2003.

Research, Development and Engineering
Research, development and engineering expenses (RD&E) decreased 10%, or $9 million, for the first quarter of 2004, compared to the first quarter of 2003. As a percentage of net sales, RD&E decreased 2 points for the same period. This decrease is the result of our exit of the photonics product line within the Telecommunications segment in mid 2003.

Restructuring, Impairment and Other Charges and Credits
Restructuring, impairment and other charges and credits decreased 33%, or $17 million, for the first quarter of 2004, compared to the first quarter of 2003. See Note 4 for additional information.

Asbestos Settlement
We incurred a $19 million charge related to the quarterly mark-to-market of Corning's common stock in the first quarter of 2004, compared to our initial $298 million charge in the first quarter of 2003. See Note 5 for additional information.

Operating Loss
We incurred an operating loss of $7 million in the first quarter of 2004, compared to an operating loss of $403 million in 2003. The decrease in the operating loss was primarily due to the improvements in gross margin and a decrease in the asbestos charge. As a percentage of net sales, the operating loss improved 53 points over the prior year quarter.

Income Taxes
Our benefit for income taxes and the related effective benefit rates were as follows (in millions):
--------------------------------------------------------------------------------
                                     For the three months ended March 31,
                                     ------------------------------------
                                          2004                   2003
--------------------------------------------------------------------------------
Benefit for income taxes               $   (12)               $   (144)
Effective benefit rate                   (19.2)%                 (32.4)%
--------------------------------------------------------------------------------

The effective benefit rate for the first quarter of 2004 and 2003 is lower than the U.S. statutory income tax rate of 35%. Our effective benefit rate was impacted by restructuring, impairment and other charges, asbestos settlement and debt transactions. The effective benefit rate without consideration of these items was 33% for the first quarter of 2004 and 30% for the first quarter of 2003.

At March 31, 2004, we have recorded gross deferred tax assets of approximately $2.0 billion with a valuation allowance of approximately $450 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of specific foreign and state tax benefits, net operating losses and tax credits. The net deferred tax assets of approximately $1.5 billion consist of a combination of domestic (U.S. federal, state and local) and foreign tax benefits for: (a) items which have been recognized for financial reporting purposes, but which will be reported on tax returns to be filed in the future, and (b) loss and tax credit carryforwards. We have performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets in accordance with SFAS No. 109. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax-planning strategies as well as related key assumptions, which are further described in Note 9 - Income Taxes to the consolidated financial statements in Corning's 2003 Annual Report on Form 10-K. We believe the key assumptions underlying our assessment continue to be appropriate. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that such assets, net of the existing valuation allowance, will be realized. See Risk Factors and Critical Accounting Estimates in our Annual Report on Form 10-K for more information.

Equity Earnings
Equity earnings increased $48 million, or 81%, compared to the prior year quarter, primarily due to the strong performance of Samsung Corning Precision and Dow Corning. A summary of equity earnings follows (in millions):
--------------------------------------------------------------------------------
                                            For the three months ended March 31,
                                            ------------------------------------
                                                  2004              2003
--------------------------------------------------------------------------------
Samsung Corning Precision                       $    65            $  24
Dow Corning                                          24               18
All other                                            18               17
                                                -------            -----
Total equity earnings                           $   107            $  59
--------------------------------------------------------------------------------

Dow Corning will take a charge in the second quarter as a result of their restructuring and cost reduction program. Our share of these charges will be approximately $10 million, and will be reported within equity earnings in the second quarter of 2004.

See Note 7 for additional information relating to Samsung Corning Precision and Dow Corning's operating results.

Net Income (Loss)
As a result of the above, our net income (loss) and per share data was as follows (in millions, except per share amounts):
--------------------------------------------------------------------------------
                                            For the three months ended March 31,
                                            ------------------------------------
                                                   2004             2003
--------------------------------------------------------------------------------

Net income (loss)                               $      55        $    (205)
Basic earnings (loss) per common share          $    0.04        $   (0.17)
Diluted earnings (loss) per common share        $    0.04        $   (0.17)
Shares used in computing per share amounts:
     Basic                                          1,358            1,200
     Diluted                                        1,437            1,200
--------------------------------------------------------------------------------

OPERATING SEGMENTS

Effective with this Quarterly Report on Form 10-Q, we have revised our segments from Telecommunications and Technologies to four key operating segments:

..    Telecommunications - manufactures optical fiber and cable, and hardware and equipment components for the worldwide telecommunications industry;
..    Display  Technologies - manufactures  liquid crystal display glass for flat panel displays (previously included in the Technologies segment);
..    Environmental Technologies - manufactures ceramic substrates for automobile and diesel applications (previously included in the Technologies segment); and
..    Life Sciences - manufactures  glass and plastic  consumables for scientific applications (previously included in the Technologies segment).

The change in our segment presentation reflects how Corning's Chief Operating Decision Making ("CODM") group allocates resources and assesses the performance of its businesses. Specifically, the CODM group is increasing its level of review of the Display Technologies segment significantly due to the recent increase in growth and capital spending in that segment. In addition, Corning's CODM group is increasing its review of the Environmental Technologies and Life Sciences products to strengthen the overall balance and stability of Corning's portfolio of businesses.

All other businesses or product lines that do not meet the quantitative threshold for determining reportable segments (e.g. conventional video components, semiconductor materials, and ophthalmic products), certain corporate investments (e.g. Dow Corning and Steuben), and unallocated expenses (e.g. research and other expenses related to new business development and other corporate items) have been grouped as "Unallocated and Other". Unallocated and Other also represents the reconciliation between the totals for the reportable segments and our consolidated total.

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

See Exhibit 99.1 for revised segment data related to the years ended 2003, 2002 and 2001.

Telecommunications
In 2003, we exited the photonic technologies product line. The following table provides net sales and other data (in millions):
--------------------------------------------------------------------------------
                                            For the three months ended March 31,
                                            ------------------------------------
                                                     2004          2003
--------------------------------------------------------------------------------

Net sales:
   Optical fiber and cable                         $   149        $   193
   Hardware and equipment                              163            141
   Photonic technologies                                               18
                                                   -------        -------
     Total net sales                               $   312        $   352
                                                   =======        =======

Net (loss)                                         $   (43)       $   (63)
                                                   =======        =======

Segment net loss as a percentage of segment sales      (14)%          (18)%
--------------------------------------------------------------------------------

Sales decreased 11%, or $40 million, for the first quarter of 2004 compared to the prior year quarter. This decrease was primarily due to unusually strong demand in Japan and China in the first quarter of 2003 that was not repeated in the first quarter of 2004, price reductions and the exit of the photonics business in 2003. Net loss decreased 32%, or $20 million, for the first quarter of 2004 compared to the prior year quarter. This improvement was due to the exit of the photonics business in 2003 and the full benefit of 2002 restructuring actions.

Outlook:
--------
We expect sales in the second quarter of 2004 to increase compared to the first quarter of 2004 due primarily to volume increases associated with the market's historical seasonal cycle and moderate pricing declines.

Display Technologies
The following table provides net sales and other data (in millions):
----------------------------------------------------------------------------------------------------------
                                                                For the three months ended March 31,
                                                                ------------------------------------
                                                                       2004             2003
----------------------------------------------------------------------------------------------------------
Sales                                                                $    230         $     117
Income before equity earnings                                        $     53         $      13
Equity earnings of associated companies                              $     65         $      24
Net income                                                           $    118         $      37

Segment income before equity earnings as a percentage
  of segment sales                                                        23%               11%
Segment net income as a percentage of segment sales                       51%               32%
----------------------------------------------------------------------------------------------------------

Sales of liquid crystal display glass increased 97%, or $113 million, for the first quarter of 2004, compared to the prior year quarter due primarily to volume increases of more than 70%, favorable foreign exchange rates, and modest pricing increases due to product mix. Income before equity earnings more than quadrupled due to the significant increase in sales as well as improved manufacturing efficiencies. Equity earnings from Samsung Corning Precision more than doubled compared to the prior year quarter due to sales volume increases and improved manufacturing performance. As a result of sales growth, manufacturing improvements, and increased equity earnings, net income more than tripled.

Outlook:
--------
We expect sales volume in the second quarter of 2004 to increase between 10% and 15% compared to the first quarter and pricing to be stable. In addition, we expect to remain sold out throughout the quarter and plan to bring on additional capacity throughout the year.


Environmental Technologies
The following table provides net sales and other data (in millions):
----------------------------------------------------------------------------------------------------------
                                                                For the three months ended March 31,
                                                                ------------------------------------
                                                                       2004             2003
----------------------------------------------------------------------------------------------------------
Sales                                                                $    141         $     115
Net income                                                           $      6         $       5

Segment net income as a percentage of segment sales                        4%                4%
----------------------------------------------------------------------------------------------------------

Sales in the Environmental Technologies segment increased 23%, or $26 million, for the first quarter of 2004, compared to the prior year quarter, primarily due to strong demand for our thin-wall automotive substrate and diesel products. Income increased for the quarter compared to the prior year quarter, primarily due to higher sales, offset by higher development spending related to our diesel products.

Outlook:
--------
For the second quarter of 2004, we expect sales to be comparable with the first quarter.

Life Sciences
The Life Sciences segment produces scientific laboratory products. The following table provides net sales and other data (in millions):
--------------------------------------------------------------------------------
                                           For the three months ended March 31,
                                           ------------------------------------
                                               2004             2003
--------------------------------------------------------------------------------

Sales                                       $      79         $     73
Net income                                  $       5         $      8

Segment net income as a percentage
  of segment sales                                 6%              11%
--------------------------------------------------------------------------------

Sales in the life sciences segment increased 8%, or $6 million, for the first quarter of 2004, compared to the prior year quarter primarily due to volume. Income decreased compared to the prior year quarter primarily due to a gain from the disposition of a minor product line in the first quarter of 2003.

Outlook:
--------
For the second quarter of 2004, we expect sales to be comparable with the first quarter.


Unallocated and Other
The following table provides net sales and other data (in millions):
---------------------------------------------------------------------------------------------------------------
                                                                      For the three months ended March 31,
                                                                      ------------------------------------
                                                                              2004             2003
---------------------------------------------------------------------------------------------------------------
Net sales:
   Conventional Video Components                                           $       2         $     25
   Other businesses                                                               75               58
                                                                           ---------         --------
     Total net sales                                                       $      77         $     83
                                                                           =========         ========

Non-reportable operating segments net loss                                 $     (18)        $    (21)
Non-reportable operating segments net loss as a percentage
   of non-reportable operating segment sales                                   (23)%            (25)%
---------------------------------------------------------------------------------------------------------------

Sales decreased 7%, or $6 million, due primarily to our decision with our partner to shut down CAV, a 51% owned venture that manufactured conventional video components, offset by sales increases from our other businesses. Losses decreased compared to the prior year quarter due primarily to lower restructuring, impairment and other charges and an improvement in gross margins.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure
In March 2004, we issued $400 million of senior unsecured notes under our existing $5 billion universal shelf registration statement, which became effective in March 2001. We realized net proceeds of approximately $396 million from the issuance of these notes. As of May 4, 2004, our remaining capacity under the shelf registration was approximately $2.5 billion.

During the first quarter of 2004, we issued 22 million shares of common stock and paid $24 million in cash in exchange for our 3.5% convertible debentures with a book value of $213 million. In addition, we repurchased 150 thousand of our zero coupon convertible debentures with a book value $119 million for $117 million in cash. As a result of these transactions, we recorded a loss of $23 million ($21 million after tax). See Note 10 for additional information related to our debt activity in the first quarter.

As an additional source of funds, we currently have full unrestricted access to a $2 billion revolving credit facility with 17 banks, expiring on August 17, 2005. As of March 31, 2004, there were no borrowings under the credit facility. The facility includes one financial covenant limiting the ratio of total debt to total capital, as defined, to not greater than 60%. At March 31, 2004 this ratio was 33%.

Capital Spending
Capital spending totaled $134 million and $55 million in the first quarter ended March 31, 2004 and 2003, respectively. We expect our 2004 consolidated capital spending to approximate $650 million to $700 million.

Restructuring
During the first quarter of 2004, we made payments of $28 million related to employee severance and termination costs and $6 million in other exit costs resulting from restructuring actions. We expect additional payments for actions taken in 2001, 2002 and 2003 to range from $50 million to $65 million in 2004.

Key Balance Sheet Data
At March 31, 2004, cash and short-term investments totaled $1.5 billion, compared with $1.3 billion at December 31, 2003. The increase was primarily due to cash proceeds received from the issuance of the $400 in senior unsecured notes, offset by repurchases of long-term debt and capital spending in the first quarter.

Balance sheet and working capital measures are provided in the following table (dollars in millions):
----------------------------------------------------------------------------------------------------------------------------
                                                                      As of March 31,       As of December 31,
                                                                      ---------------       ------------------
                                                                           2004                    2003
----------------------------------------------------------------------------------------------------------------------------
Working capital                                                           $ 1,244                $ 1,141
Working capital, excluding cash and short-term investments                $  (217)               $  (125)
Current ratio                                                               1.7:1                  1.7:1
Trade accounts receivable, net of allowances                              $   544                $   525
Days sales outstanding                                                         58                     58
Inventories                                                               $   504                $   467
Inventory turns                                                               4.5                    4.8
Days payable outstanding                                                       62                     52
Long-term debt                                                            $ 2,553                $ 2,668
Total debt to total capital                                                   33%                    34%
----------------------------------------------------------------------------------------------------------------------------

Credit Ratings
Our credit ratings remain unchanged from those disclosed in the 2003 Form 10-K as follows:
----------------------------------------------------------------------------------------------------------------------------
RATING AGENCY                                     Rating                         Rating                      Outlook
Last Update                                   Long-Term Debt                Commercial Paper               Last Update
----------------------------------------------------------------------------------------------------------------------------
Standard & Poor's                                   BB+                             B                        Stable
    July 29, 2002                                                                                       January 16, 2004

Moody's                                             Ba2                         Not Prime                    Stable
    July 29, 2002                                                                                       November 19, 2003

Fitch                                               BB                              B                        Stable
    July 24, 2002                                                                                         July 24, 2003
----------------------------------------------------------------------------------------------------------------------------

Management Assessment of Liquidity
Our major source of funding for 2004 and beyond will be our existing balance of cash, cash equivalents and short-term investments. We believe we have sufficient liquidity for the next several years to fund operations, restructuring, the asbestos settlement, research and development, capital expenditures and scheduled debt repayments.

Off Balance Sheet Arrangements
We have two variable interest entities ("VIEs") that are not consolidated as we are not the primary beneficiary. The assets and debt of these entities total $11 million. Our maximum loss exposure as a result of our involvement with these VIEs is approximately $18 million. This amount represents payments that would be due to the lessor in the event of a total loss of the assets. We carry insurance coverage for this risk.

Contractual Obligations
There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K under the caption "Contractual Obligations."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management's most difficult, subjective or complex judgments are described in our 2003 Annual Report on Form 10-K and remain unchanged through the first quarter of 2004.

ENVIRONMENT

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 13 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. We have accrued approximately $21 million for the estimated liability for environmental cleanup and related litigation at March 31, 2004. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposure during the first three months of 2004. For a discussion of our exposure to market risk, refer to
Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2003 Annual Report on Form 10-K.


ITEM 4.  CONTROLS AND PROCEDURES

The company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report. Based upon the evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended March 31, 2004, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 13 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $21 million for its estimated liability for environmental cleanup and litigation at March 31, 2004. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Dow Corning Bankruptcy. Corning and Dow Chemical each own 50% of the common stock of Dow Corning, which has been in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code since May 1995. Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousand breast-implant product lawsuits each of which typically sought damages in excess of one million dollars. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan) which provided for the settlement or other resolution of implant claims. The Joint Plan included releases for third parties (including Corning and Dow Chemical as shareholders) in exchange for contributions to the Joint Plan. By an order dated November 30, 1999, the Bankruptcy Court confirmed the Joint Plan, but with certain limitations concerning the third party releases as reflected in an opinion issued on December 21, 1999. On November 13, 2000, the U.S. District Court for the Eastern District of Michigan reversed the Bankruptcy Court's order, restored the third-party releases, and confirmed the Joint Plan. Certain foreign claimants, the U.S. government, and certain other tort claimants appealed from the District Court's order. On January 29, 2002, the U.S. Court of Appeals for the Sixth Circuit affirmed the determinations made in the District Court with respect to the foreign claimants, but remanded to the District Court for further proceedings with respect to certain lien claims of the U.S. government and with respect to the findings supporting the non-debtor releases in favor of Dow Corning's shareholders, foreign subsidiaries and insurers. The Plan proponents have settled the lien claims of the U.S. government for $9.8 million to be paid from the Settlement Fund under the Plan. On December 11, 2002, the District Court entered further findings and conclusions supporting the non-debtor releases. Certain tort claimants filed appeals to the U.S. Court of Appeals for the Sixth Circuit from the District Court's order, but all such appeals were later dismissed. On April 2, 2004 the District Court established June 1, 2004 as the effective date of the Plan. Any remaining personal injury claims against Corning in these matters will be channeled to the resolution procedures under the Joint Plan.

Under the terms of the Joint Plan, Dow Corning will establish a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning would have the obligation to fund the Trust and the Facility, over a period of up to 16 years, in an amount up to approximately $3.3 billion, subject to the limitations, terms and conditions stated in the Joint Plan. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. The Joint Plan also provides for Dow Corning to make full payment, through cash and issuance of senior notes, to its commercial creditors. These creditors claim approximately $810 million in principal plus an additional sum for pendency interest, costs and fees from the petition date (May 15, 1995) through the effective date under the Plan when payment is made. The commercial creditors have contested the Bankruptcy Court's disallowance of their claims for post-petition interest at default rates of interest, and have appealed to the District Court. The District Court heard oral arguments on this appeal on May 2, 2002, and on March 31, 2004 affirmed the ruling by the Bankruptcy Court. It is possible that the commercial creditors will seek further consideration in the District Court or pursue an appeal.

In 1995, Corning fully impaired its investment in Dow Corning upon its entry into bankruptcy proceedings and did not recognize equity earnings from the second quarter of 1995 through the end of 2002. Corning began recognizing equity earnings in the first quarter of 2003 when management concluded that its emergence from bankruptcy protection was probable based upon the Bankruptcy Court's findings on December 11, 2002. With the exception of the possibility of a future bankruptcy related charge, Corning considers the difference between the carrying value of its investment in Dow Corning and its 50% share of Dow Corning's equity to be permanent. This difference is $270 million.

Corning received no dividends from Dow Corning in 2003 and does not expect to receive any in 2004.

Implant Tort Lawsuits. Corning and Dow Chemical, the shareholders of Dow Corning, were named in a number of state and federal tort lawsuits alleging injuries arising from Dow Corning's implant products. The claims against the shareholders alleged a variety of direct or indirect theories of liability. In 1992, the federal breast implants cases were coordinated for pretrial purposes in the U.S. District Court, Northern District of Alabama (Judge Sam C. Pointer, Jr.). In April 1995, the District Court granted Corning a summary judgment dismissing it from over 4,000 federal court cases. On March 12, 1996, the U.S. Court of Appeals for the Eleventh Circuit dismissed the plaintiffs' appeal from that judgment. In state court litigation, Corning was awarded summary judgment in California, Connecticut, Illinois, Indiana, Michigan, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, and Dallas, Harris and Travis Counties in Texas, thereby dismissing approximately 7,000 state cases. In Louisiana, Corning's summary judgment was vacated by an intermediate appeals court in Louisiana as premature. The Louisiana cases were transferred to the U.S. District Court for the Eastern District of Michigan (Michigan Federal Court) to which substantially all breast implant cases were transferred in 1997. In the Michigan Federal Court, Corning is named as a defendant in approximately 70 pending cases (including some cases with multiple claimants), in addition to the transferred Louisiana cases. The Michigan Federal Court heard Corning's motion for summary judgment on February 27, 1998, but has not ruled. In light of the confirmation of the Plan of Reorganization, providing a channeling of all claims into facilities established by the Plan and releasing the shareholders, management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

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

From December 2001 through April 2002, Corning and three of its officers and directors were named defendants in lawsuits alleging violations of the U.S. securities laws in connection with Corning's November 2000 offering of 30 million shares of common stock and $2.7 billion zero coupon convertible debentures, due November 2015. In addition, the Company and the same three officers and directors were named in lawsuits alleging misleading disclosures and non-disclosures that allegedly inflated the price of Corning's common stock in the period from September 2000 through July 9, 2001. The plaintiffs in these actions seek to represent classes of purchasers of Corning's stock in all or part of the period indicated. On August 2, 2002, the U.S. District Court of the Western District of New York entered an order consolidating these actions for all purposes, designating lead plaintiffs and lead counsel, and directing service of a consolidated complaint. The consolidated amended complaint requests "substantial" damages in an unspecified amount to be provided at trial. In February 2003, defendants filed a motion to dismiss the complaint for failure to allege the requisite elements of the claims with particularity. Plaintiffs responded with opposing papers on April 7, 2003. The Court heard arguments on May 29 and June 9, 2003, and on April 9, 2004 entered a Decision and Order dismissing the complaint. The time to appeal will expire on May 12, 2004. Another lawsuit has been filed, also in the Western District of New York, on behalf of participants in the Company's Investment Plan for Salaried Employees, purportedly as a class action on behalf of participants in the Plan who purchased or held Corning stock in a Plan account. The defendants responded with a motion to dismiss the lawsuit, which was granted by the District Court in a judgment entered on December 12, 2002. On December 19, 2002, plaintiffs filed a motion to open the judgment and for leave to file an amended complaint. This motion was argued on April 10, 2003 and denied in a decision and order entered on January 14, 2004. Plaintiffs have filed notice of an appeal. Management is prepared to defend these lawsuits vigorously. Recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning's financial statements, net of applicable insurance, is remote.

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

In the bankruptcy court, PCC in April 2000 obtained a preliminary injunction against the prosecution of asbestos actions arising from PCC's products against its two shareholders to afford the parties a period of time (the Injunction Period) in which to negotiate a plan of reorganization for PCC ("PCC Plan"). The Injunction Period was extended on several occasions and will now continue, pending developments with respect to the PCC Plan as described below.

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

On March 28, 2003, Corning announced that it had also reached agreement with representatives of current and future asbestos claimants on a settlement arrangement that will be incorporated into the PCC Plan. This settlement is subject to a number of contingencies, including a favorable vote by 75% of the asbestos claimants voting on the PCC Plan, and approval by the bankruptcy court. Corning's settlement will require the contribution, when the Plan becomes effective, of its equity interest in PCC, its one-half equity interest in PCE, and 25 million shares of Corning common stock. Corning also will be making cash payments of $138 million (net present value as of March 31, 2004) in six installments beginning in June 2005 assuming the Plan is effective. In addition, Corning will assign policy rights or proceeds under primary insurance from 1962 through 1984, as well as rights to sell proceeds under certain excess insurance, most of which falls within the period from 1962 through 1973. In return for these contributions, Corning expects to receive a release and an injunction channeling asbestos claims against it into a settlement trust under the PCC Plan.

Corning recorded an initial charge of $298 million ($192 million after-tax) in the period ending March 31, 2003 to reflect the settlement terms. However, the amount of the charge for this settlement requires adjustment each quarter based upon movement in Corning's common stock price prior to contribution of the shares to the trust. In the first quarter of 2004, Corning recorded an additional charge of $19 million ($18 million after tax) to reflect the mark-to-market of Corning common stock. Beginning with the first quarter of 2003, Corning recorded total charges of $432 million ($282 million after-tax) to reflect the settlement and to mark-to-market the value of Corning common stock.

Two of Corning's primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

The PCC Plan, a disclosure statement and various supplement Plan documents were mailed to creditors for voting completed in March 2004. The Plan received a favorable vote. Hearings to confirm the Plan will be held in May 2004. Although the confirmation of the PCC Plan is subject to a number of contingencies, apart from the quarterly adjustment in the value of 25 million shares of Corning common stock, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

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

Astarte/Tellium. In July of 2002, Corning filed a demand for binding arbitration between Corning and Astarte Fiber Networks Inc.; Tellium, Inc.; AFN, LLC; and their related parties. The arbitration concerns a contract relating to certain patents and patent applications previously owned by Astarte and now held by AFN and Tellium, Astarte's successor. Corning's demand includes a claim for approximately $38 million from those parties due to material misrepresentations and fraud, as well as claims for unjust enrichment and to have the contract canceled for breach. AFN has counterclaimed in the arbitration, asking the arbitrators to decide that Corning remains obligated under the contract for future contingent payments to AFN of up to $50 million. In January 2004, upon application by Tellium, the U.S. District Court for the Southern District of New York granted a preliminary injunction preventing the arbitration from proceeding against Tellium. The arbitration hearings began in March 2004, and additional sessions are scheduled in April and May 2004. A range of outcomes is reasonably possible. This range is within the limits of Corning's claim for approximately $38 million and AFN's counterclaim of up to $50 million.

Furukawa Electric Company. On February 3, 2003, The Furukawa Electric Company filed suit in the Tokyo District Court in Japan against Corning Cable Systems International Corporation ("CCS International") alleging infringement of Furukawa's Japanese Patent No. 2,023,966 which relates to separable fiber ribbon units used in optical cable. Furukawa's complaint requests slightly over (Y)6 billion in damages (approximately $56 million) and an injunction against further sales in Japan of these fiber ribbon units. CCS International has denied the allegation of infringement, asserted that the patent is invalid, and is defending vigorously against this lawsuit. Management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

Chinese Anti-Dumping Investigation. On July 1, 2003, the Chinese Ministry of Commerce announced an anti-dumping investigation against manufacturers of optical fiber based in the U.S, Korea and Japan, alleging that standard single-mode optical fiber was sold in China at lower prices than in the respective home country. This matter does not present a claim for damages, but the Ministry may impose an additional prospective duty on important fiber products. The Ministry's preliminary determination is anticipated in the second quarter of 2004 and a final determination is possible by July 1, 2004. Corning is defending vigorously. Corning management is not able to estimate the impact of this proceeding upon its export business to China pending a final determination nor to express assurances regarding the likelihood that an additional duty may be imposed.

PicVue Electronics Ltd., PicVue OptoElectronics International, Inc. and Eglasstrek Gmbh. In June 2002, Corning brought an action seeking to restrain the use of its trade secrets and for copyright infringement relating to certain aspects of the fusion draw machine used for liquid crystal display glass melting. This action is pending in the U.S. District Court for the Western District of New York against these three named defendants. The District Court in July 2003 denied the PicVue motion to dismiss and granted a preliminary injunction in favor of Corning, subject to posting a bond in an amount to be determined. PicVue, a Taiwanese company, responded in July 2003 with a counterclaim alleging violations of the antitrust laws and claiming damages of more than $120 million as well as requesting trebled damages. PicVue has appealed the District Court's ruling and the District Court has deferred ruling on the bond amount until the completion of such appeal. In April 2004, the Second Circuit Court Court of Appeals vacated the preliminary injunction order because specificity requirements were not met and remanded that to the District Court, which has set a June 23, 2004 rehearing date. Recognizing that the outcome of litigation is uncertain, management believes that the PicVue counterclaim is without merit and that the likelihood of a materially adverse impact to Corning's financial statements is remote.

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

Grand Jury Investigation of Conventional Cathode Ray Television Glass Business. In August 2003, CAV was served with a federal grand jury document subpoena related to pricing, bidding and customer practices involving conventional cathode ray television glass picture tube components. Eight employees or former employees have each received a related subpoena. CAV is a general partnership, 51% owned by Corning and 49% owned by Asahi Glass America, Inc. CAV's only manufacturing facility in State College, Pennsylvania closed in the first half of 2003 due to declining sales. CAV is cooperating with the government investigation. Management is not able to estimate the likelihood that any charges will be filed as a result of the investigation.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended March 31, 2004, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We will include voting results of our annual meeting of shareholders held on April 29, 2004 as part of our quarterly report on Form 10-Q for the quarter ended June 30, 2004, which we expect to file with the Securities and Exchange Commission on or before August 9, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits

         Exhibit Number             Exhibit Name
         --------------             ------------
                10.1                Form of Officer Severance Agreement dated as of February 1, 2004 between Corning
                                    Incorporated and each of the following four individuals: James B. Flaws,
                                    James R. Houghton, Peter F. Volanakis and Wendell P. Weeks.

                10.2                Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and Joseph A. Miller, Jr.

                10.3                Change In Control Agreement dated as of February 1, 2004 between Corning Incorporated and James R. Houghton.

                10.4                Form of Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following two individuals:
                                    James B. Flaws and Peter F. Volanakis.

                10.5                Form of Change In Control Amendment dated as of October 4, 2000 between Corning
                                    Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis.

                10.6                Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of
                                    June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr.

                10.7                Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and
                                    Joseph A. Miller, Jr.

                10.8                Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of
                                    April 23, 2002 between Corning Incorporated and Wendell P. Weeks.

                10.9                Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks.

                 12                 Computation of Ratio of Earnings to Fixed Charges.

                31.1                Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As adopted Pursuant to
                                    Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2                Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As adopted Pursuant to
                                    Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1                Certification Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.1                Amended Operating Segment Data for the years ended 2003, 2002, and 2001.

                99.2                Non-GAAP Reconciliation.

(b)      Reports on Form 8-K

         A report on Form 8-K was filed January 22, 2004, in connection with the registrant's 2003 results, furnishing material pursuant to Item 12 and
         Item 9.*

         A report on Form 8-K was filed February 5, 2004, regarding Eugene C. Sit joining the Board of Directors, furnishing material pursuant to
         Item 9.*

         A report on Form 8-K was filed March 12, 2004, in connection with our agreement to sell $200,000,000 principal amount of our 5.90% Notes due 2014 and $200,000,000 principal amount of our 6.20% Notes due 2016, under Item 5 and Item 7 and furnishing material pursuant to Item 9.*

         * Information furnished under Item 9 or Item 12 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 18 of the Securities and Exchange Act of 1934, as amended.

         * Other items under Part II are not applicable.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                               CORNING INCORPORATED
                                                   (Registrant)






    May 4, 2004                                 /s/ JAMES B. FLAWS
--------------------                --------------------------------------------
       Date                                      James B. Flaws
                                    Vice Chairman and Chief Financial Officer
                                          (Principal Financial Officer)




   May 4, 2004                               /s/ KATHERINE A. ASBECK
--------------------                --------------------------------------------
       Date                                    Katherine A. Asbeck
                                        Senior Vice President and Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number         Exhibit Name
-------------          ------------
   10.1                Form of Officer Severance Agreement dated as of February 1, 2004 between Corning
                       Incorporated and each of the following four individuals: James B. Flaws, James R. Houghton,
                       Peter F. Volanakis and Wendell P. Weeks.

   10.2                Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and
                       Joseph A. Miller, Jr.

   10.3                Change In Control Agreement dated as of February 1, 2004 between Corning Incorporated and
                       James R. Houghton.

   10.4                Form of Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following two individuals:
                       James B. Flaws and Peter F. Volanakis.

   10.5                Form of Change In Control Amendment dated as of October 4, 2000 between Corning
                       Incorporated and the following two individuals:  James B. Flaws and Peter F. Volanakis.

   10.6                Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of
                       June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr.

   10.7                Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and
                       Joseph A. Miller, Jr.

   10.8                Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of
                       April 23, 2002 between Corning Incorporated and Wendell P. Weeks.

   10.9                Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and
                       Wendell P. Weeks.

    12                 Computation of Ratio of Earnings to Fixed Charges.

   31.1                Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2                Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1                Certification Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002.

   99.1                Amended Operating Segment Data for the years ended 2003, 2002, and 2001.

   99.2                Non-GAAP Reconciliation.


                                                                   EXHIBIT 10.1



                              CORNING INCORPORATED
                           OFFICER SEVERANCE AGREEMENT


         This Agreement, dated as of February 1, 2004, is entered into between Corning Incorporated, a corporation organized under the laws of the State of New York ("Corning" or the "Company"), and [James B. Flaws, James R. Houghton, Peter
F. Volanakis and Wendell P. Weeks each individually] (the "Executive").

         WHEREAS, the Board of Directors of the Company (the "Board") recognizes that the possibility of an Involuntary Termination (as hereinafter defined) exists and that the occurrence of an Involuntary Termination can result in significant uncertainties inherent in such a situation; and

         WHEREAS, the Company has had both informal and formal practices in this area in the past, and the Board has determined that it is in the best interest of the Company and its stockholders to have clarity over the obligations of the Company to the Executive as a result of an Involuntary Termination; and

         WHEREAS, the Company and Executive agree that this Agreement shall replace all previous plans, agreements and provisions, written or oral, and become the sole agreement relating to Executive's Involuntary Termination from the Company.

         NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:


         1. TERM OF AGREEMENT. This Agreement shall commence as of February 1, 2004 (the "Effective Date") and shall continue in effect until the Executive leaves the employ of the Company for any reason or until the Executive ceases to be an officer of Corning Incorporated. In the event that Executive continues as an active employee of the Company but ceases to be an officer of Corning Incorporated (except as a result of an assignment based outside the United States), this Agreement shall become null and void and Executive shall then be eligible for Corning's standard severance policy (in effect on the Termination Date) provided to other salaried employees.

         2.       DEFINITIONS.

                  a. ACCRUED COMPENSATION. For purposes of this Agreement, "Accrued Compensation" shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as hereinafter defined) but not paid as of the Termination Date, including (i) base salary, (ii) reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company during the period ending on the Termination Date, (iii) vacation pay and (iv) the Executive's target percentage for the annual Management Variable Compensation and GoalSharing plans (collectively, the "Bonus Plans") times the Executive's base salary, pro-rated to the last day of the month closest to the Termination Date.

                  b. BASE AMOUNT. For purposes of this Agreement, "Base Amount" shall mean the Executive's annual base salary at the rate in effect on the termination date, including all amounts of base salary that are deferred under the employee benefit plans of the Company or any other agreement or arrangement.

                  c. BONUS AMOUNT. For purposes of this Agreement, "Bonus Amount" shall mean the Executive's Base Amount times the sum of a) Executive's target percentage in effect on the termination date under the Company's Management Variable Compensation Plan (also referred to as the Performance Incentive Plan), and b) 5% target under the Company's GoalSharing plan.

                  d. CAUSE. For purposes of this Agreement, "Cause" shall mean the Executive's:

                           (i) conviction of a felony or conviction of a
misdemeanor involving moral turpitude (from which no further appeals have been or can be taken);

                           (ii) a material breach of Corning's Code of Conduct;

                           (iii) gross abdication of his duties as an employee
and officer of the Company (other than due to the Executive's illness or personal family problems), which conduct remains uncured by the Executive for a period of at least 30 days following written notice thereof to the Executive by the Company, in each case as determined in good faith by the Company; or

                           (iv) misappropriation of Company assets, personal
dishonesty or business conduct which causes material or potentially material financial or reputational harm for the Company. For purposes of this Section 2(d), no act or failure to act on the Executive's part shall be deemed to be a termination for Cause if done, or omitted to be done, in good faith, and with the reasonable belief that the action or omission was in the best interests of the Company.

                  e. INVOLUNTARY TERMINATION. For purposes of this Agreement, an "Involuntary Termination" shall mean that Executive's employment with the Company is severed by the Company for reasons other than Cause. For purposes of clarification, an Involuntary Termination does not include the following:

                           (i) a voluntary termination of employment (or
                  resignation) by the Executive for any reason;

                           (ii) the voluntary retirement of the Executive at or
                  after age 55 (or retirement at the eligible age under the terms of a Selective Voluntary Early Retirement Program (SVERP) offered by the Company);

                           (iii) a termination of employment as a result of
                  Disability or death of the Executive;

                           (iv) Executive's termination of employment as a
                  result of a sale of all or a part of its business (or otherwise where it merges, divides, consolidates or reorganizes) and Executive has the opportunity to continue employment with the buyer (or one of the resulting entities in any merger, division, consolidation or reorganization) with comparable total compensation regardless of whether the job or terms and conditions of employment are the same as applicable during the Executive's prior employment with Corning and regardless of whether the individual accepts or rejects such employment opportunity; or

                           (v) a termination of employment as a result of a
                  Change In Control of the Company to the extent Executive has a separate Change In Control agreement with the Company which separately addresses that situation.

                  f. COMPANY. For purposes of this Agreement, "Company" shall include Corning's "Successors and Assigns" (as hereinafter defined).

                  g. DISABILITY. For purposes of this Agreement, "Disability" shall mean a physical or mental infirmity which impairs the Executive's ability to substantially perform the Executive's duties with the Company for a period of: (i) one hundred eighty (180) consecutive days; or (ii) 180 days during any twelve (12) month period, and the Executive has not returned to full time employment prior to the Termination Date as stated in the "Notice of Termination".

                  h. PERFORMANCE SHARES. For purposes of this Agreement, "Performance Shares" shall mean any restricted stock award granted to the Executive under the Company's Corporate Performance Plan or other long-term incentive plan (to the extent Performance Shares are used in such plan(s)) while the Executive was actively employed.

                  i. NOTICE OF TERMINATION. For purposes of this Agreement, "Notice of Termination" shall mean a written notice of termination of the Executive's employment from the Company, which notice indicates the last day of active employment with the Company (the "Termination Date"), the benefits to be received by the Executive and any applicable terms and conditions (which shall include a release of all claims and liabilities arising out of Executive's employment or termination of employment and an ongoing requirement to protect the Company's confidential information). The Notice of Termination will not become effective until it is signed by Executive and an authorized representative of the Company within the time period specified in the Notice of Termination.

                  j. SUCCESSORS AND ASSIGNS. For purposes of this Agreement, "Successors and Assigns" shall mean a corporation or other entity acquiring all or substantially all of the assets and business of the Company whether by operation of law or otherwise.

         3.       SEVERANCE BENEFITS

                  a. If, during the term of this Agreement, an Involuntary Termination occurs, the Executive shall be entitled to the following compensation and benefits:

                           (i) The Company shall pay Executive all Accrued
Compensation;

                           (ii)     The Company shall pay Executive 2.99 times
the sum of (A) the Base Amount and (B) the Bonus Amount;

                           (iii) Executive shall receive all vested benefits
earned under any Company-sponsored retirement or benefit plan in accordance with the terms of those plans, including (only to the extent applicable) any special terms previously provided to Executive in writing by the Company;

                           (iv) Notwithstanding anything to the contrary,
Executive shall receive an additional 2.99 years of service credit for purposes of eligibility and vesting only under the Company's various qualified and nonqualified retirement plan(s) that Executive participates in. In addition, to the extent that Executive has been notified that he is an eligible participant under the Company's Executive Supplemental Pension Plan (generally Senior Vice President and above unless otherwise notified in writing), Executive shall receive the following enhanced benefits:

         (A) Executive shall receive an additional 2.99 years of service credit added to Executive's actual service with Corning for purposes of the years of service multiplier under the Executive Supplemental Pension Plan pension formula; and

         (B) Executive's Final Average Pay shall be based on Executive's actual earnings with Corning and will take into consideration (to the extent it may be to Executive's advantage) Executive's severance benefits (i.e. the 2.99 years of Base Amount and Bonus Amount only). For purposes of this subsection only, and regardless of the lump-sum form of payment specified in Section 3(b), Executive's Base Amount will be divided by twelve and deemed to be paid on a monthly basis for three
         (3) years (commencing in the month following the month in which the Termination Date occurs) and Executive's Bonus Amount will be deemed to be paid each subsequent February for three (3) years following Executive's Termination Date.

                           (v) Executive shall be eligible for comprehensive
outplacement assistance equal to 20% of the Base Amount (up to a maximum of $50,000) at the time of termination payable by the Company within one year directly to an outside vendor selected by the Executive. At the election of the Executive, a one-time taxable payment up to a maximum of $25,000 may be paid in lieu of the outplacement benefit provided in the preceding sentence.

                           (vi) the restrictions on any outstanding equity
incentive awards, including stock options, Performance Shares and restricted stock, granted to the Executive under the Company's stock option and other stock incentive plans shall be governed solely by the terms of those specific plans and agreements. Nothing in this Agreement is intended to modify the terms and conditions of such plans and agreements discussed in this section.

                           (vii) for a number of months equal to twenty-four
(24) months (the "Continuation Period"), the Company shall continue on behalf of the Executive and the Executive's eligible dependents, the medical, dental and hospitalization benefits provided (A) to the Executive at any time during the 90-day period prior to the Involuntary Termination or at any time thereafter or (B) to other similarly situated executives who continue in the employ of the Company during the Continuation Period. The coverage and benefits (including deductibles, copays and employee contribution costs) provided in this Section 3(a)(vii) during the Continuation Period shall be no less favorable to the Executive and the Executive's dependents than coverage provided to other similarly situated active employees of the Company. The Company's obligation under this Section 3(a)(vii) shall cease as soon as Executive becomes eligible for another employer's medical, dental and hospitalization benefits during the Continuation Period.

                           (viii) the Executive may request the Company to
purchase the Executive's principal residence in the Corning, New York area.
Such purchase must be finalized within 12 months of the Termination Date and shall be made at the greater of (i) the residence's appraised value at the Termination Date, as determined in accordance with the Company's relocation policies in effect immediately prior to the Involuntary Termination, or (ii) the total cost of the residence plus improvements and tax gross-up as applicable ("Protected Value"), as determined in accordance with the Company's Protected Value policy in effect as of the date of this Agreement.

                  b. The amounts provided for in subsections 3(a)(i), 3(a)(ii) and 3(a)(v) shall be paid in a single lump sum cash payment within thirty (30) days of the Date of Termination (or the date the Notice of Termination becomes effective, if later).

                  c. Except as otherwise provided in Section 3(a)(vii), the Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment.

         4. EMPLOYMENT TAXES. All payments made pursuant to this Agreement will be subject to all applicable withholdings of income and employment taxes.

         5. SUCCESSORS; BINDING AGREEMENT. This Agreement shall be binding upon and shall inure to the benefit of the Company, its Successors and Assigns and the Company shall require any Successors and Assigns to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive or the Executive's beneficiaries or legal representatives. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal personal representative.

         6. NOTICE. For the purposes of this Agreement, notices and all other communications provided for in the Agreement (including the Notice of Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Vice President of Compensation & Benefits or the Vice President of Human Resources of the Company.

         7. NON-EXCLUSIVITY OF RIGHTS. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company (except for any severance or termination policies, plans, programs or practices) and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the Executive may have under any other agreements with the Company. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

         8. NO IMPLIED EMPLOYMENT RIGHTS. Nothing in this Agreement shall alter the Executive's status as an "at will" employee of the Company or be construed to imply that the Executive's employment is guaranteed for any period of time except as otherwise agreed in a written agreement signed by a duly authorized officer of the Company.

         9. MISCELLANEOUS. No provision of this Agreement may be modified, waived or discharged, unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representation, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

         10. GOVERNING LAW. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York without giving effect to the conflict of law principles thereof.

         11. ARBITRATION. Any dispute or controversy arising under or in connection with the subject matter, the interpretation, the application, or alleged breach of this Agreement ("Arbitrable Claims") shall be resolved by binding arbitration in the City of New York, New York, in accordance with the then-current National Rules for the Resolution of Employment Disputes of the American Arbitration Association. Arbitration shall be final and binding upon the parties and shall be the exclusive remedy for all Arbitrable Claims. Notwithstanding the foregoing, either party may bring an action in court to compel arbitration under this Agreement, to enforce an arbitration award, or to seek injunctive relief. THE PARTIES HEREBY WAIVE ANY RIGHT TO JURY TRIAL AS TO ARBITRABLE CLAIMS.

         12. SEVERABILITY. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

         13. ENTIRE AGREEMENT. The parties agree that the terms of this Agreement are intended to be the final expression of their agreement with respect to the subject matter of this Agreement and may not be contradicted by evidence of any prior or contemporaneous Agreement, except to the extent that the provisions of any such agreement have been expressly referred to in this Agreement as having continued effect. Any and all previous agreements, practices and programs between the Company and the Executive dealing with severance or a Termination of Employment are null and void and given no effect.

         IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has executed this Agreement as of the day and year first above written.

         Corning Incorporated:


         By:     /s/ John P. MacMahon
              ------------------------------------------------
                 John P. MacMahon
                 Vice President, Global Compensation & Benefits

         Executive:


                 /s/
              ------------------------------------------------
              [each signed separately by James B. Flaws, James R. Houghton,
                  Peter F. Volanakis and Wendell P. Weeks.]

                                                                   EXHIBIT 10.2



                              CORNING INCORPORATED
                           OFFICER SEVERANCE AGREEMENT


         This Agreement, dated as of February 1, 2004, is entered into between Corning Incorporated, a corporation organized under the laws of the State of New York ("Corning" or the "Company"), and Joseph A. Miller, Jr.
(the "Executive").

         WHEREAS, the Board of Directors of the Company (the "Board") recognizes that the possibility of an Involuntary Termination (as hereinafter defined) exists and that the occurrence of an Involuntary Termination can result in significant uncertainties inherent in such a situation; and

         WHEREAS, the Company has had both informal and formal practices in this area in the past, and the Board has determined that it is in the best interest of the Company and its stockholders to have clarity over the obligations of the Company to the Executive as a result of an Involuntary Termination; and

         WHEREAS, the Company and Executive agree that this Agreement shall replace all previous plans, agreements and provisions, written or oral, and become the sole agreement relating to Executive's Involuntary Termination from the Company.

         NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:


         1. TERM OF AGREEMENT. This Agreement shall commence as of February 1, 2004 (the "Effective Date") and shall continue in effect until the Executive leaves the employ of the Company for any reason or until the Executive ceases to be an officer of Corning Incorporated. In the event that Executive continues as an active employee of the Company but ceases to be an officer of Corning Incorporated (except as a result of an assignment based outside the United States), this Agreement shall become null and void and Executive shall then be eligible for Corning's standard severance policy (in effect on the Termination Date) provided to other salaried employees.

         2.       DEFINITIONS.

                  a. ACCRUED COMPENSATION. For purposes of this Agreement, "Accrued Compensation" shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as hereinafter defined) but not paid as of the Termination Date, including (i) base salary, (ii) reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company during the period ending on the Termination Date, (iii) vacation pay and (iv) the Executive's target percentage for the annual Management Variable Compensation and GoalSharing plans (collectively, the "Bonus Plans") times the Executive's base salary, pro-rated to the last day of the month closest to the Termination Date.

                  b. BASE AMOUNT. For purposes of this Agreement, "Base Amount" shall mean the Executive's annual base salary at the rate in effect on the termination date, including all amounts of base salary that are deferred under the employee benefit plans of the Company or any other agreement or arrangement.

                  c. BONUS AMOUNT. For purposes of this Agreement, "Bonus Amount" shall mean the Executive's Base Amount times the sum of a) Executive's target percentage in effect on the termination date under the Company's Management Variable Compensation Plan (also referred to as the Performance Incentive Plan), and b) 5% target under the Company's GoalSharing plan.

                  d. CAUSE. For purposes of this Agreement, "Cause" shall mean the Executive's:

                           (i) conviction of a felony or conviction of a
misdemeanor involving moral turpitude (from which no further appeals have been or can be taken);

                           (ii) a material breach of Corning's Code of Conduct;

                           (iii) gross abdication of his duties as an employee
and officer of the Company (other than due to the Executive's illness or personal family problems), which conduct remains uncured by the Executive for a period of at least 30 days following written notice thereof to the Executive by the Company, in each case as determined in good faith by the Company; or

                           (iv) misappropriation of Company assets, personal
dishonesty or business conduct which causes material or potentially material financial or reputational harm for the Company. For purposes of this Section 2(d), no act or failure to act on the Executive's part shall be deemed to be a termination for Cause if done, or omitted to be done, in good faith, and with the reasonable belief that the action or omission was in the best interests of the Company.

                  e. INVOLUNTARY TERMINATION. For purposes of this Agreement, an "Involuntary Termination" shall mean that Executive's employment with the Company is severed by the Company for reasons other than Cause. For purposes of clarification, an Involuntary Termination does not include the following:

                           (i) a voluntary termination of employment (or
resignation) by the Executive for any reason;

                           (ii) the voluntary retirement of the Executive at or
                  after age 55 (or retirement at the eligible age under the terms of a Selective Voluntary Early Retirement Program (SVERP) offered by the Company);

                           (iii) a termination of employment as a result of
                  Disability or death of the Executive;

                           (iv) Executive's termination of employment as a
                  result of a sale of all or a part of its business (or otherwise where it merges, divides, consolidates or reorganizes) and Executive has the opportunity to continue employment with the buyer (or one of the resulting entities in any merger, division, consolidation or reorganization) with comparable total compensation regardless of whether the job or terms and conditions of employment are the same as applicable during the Executive's prior employment with Corning and regardless of whether the individual accepts or rejects such employment opportunity; or

                           (v) a termination of employment as a result of a
                  Change In Control of the Company to the extent Executive has a separate Change In Control agreement with the Company which separately addresses that situation.

                  f. COMPANY. For purposes of this Agreement, "Company" shall include Corning's "Successors and Assigns" (as hereinafter defined).

                  g. DISABILITY. For purposes of this Agreement, "Disability" shall mean a physical or mental infirmity which impairs the Executive's ability to substantially perform the Executive's duties with the Company for a period of: (i) one hundred eighty (180) consecutive days; or (ii) 180 days during any twelve (12) month period, and the Executive has not returned to full time employment prior to the Termination Date as stated in the "Notice of Termination".

                  h. PERFORMANCE SHARES. For purposes of this Agreement, "Performance Shares" shall mean any restricted stock award granted to the Executive under the Company's Corporate Performance Plan or other long-term incentive plan (to the extent Performance Shares are used in such plan(s)) while the Executive was actively employed.

                  i. NOTICE OF TERMINATION. For purposes of this Agreement, "Notice of Termination" shall mean a written notice of termination of the Executive's employment from the Company, which notice indicates the last day of active employment with the Company (the "Termination Date"), the benefits to be received by the Executive and any applicable terms and conditions (which shall include a release of all claims and liabilities arising out of Executive's employment or termination of employment and an ongoing requirement to protect the Company's confidential information). The Notice of Termination will not become effective until it is signed by Executive and an authorized representative of the Company within the time period specified in the Notice of Termination.

                  j. SUCCESSORS AND ASSIGNS. For purposes of this Agreement, "Successors and Assigns" shall mean a corporation or other entity acquiring all or substantially all of the assets and business of the Company whether by operation of law or otherwise.

         3.       SEVERANCE BENEFITS

                  a. If, during the term of this Agreement, an Involuntary Termination occurs, the Executive shall be entitled to the following compensation and benefits:

                           (i) The Company shall pay Executive all Accrued
Compensation;

                           (ii) The Company shall pay Executive two (2) times
the sum of (A) the Base  Amount and (B) the Bonus Amount;

                           (iii) Executive shall receive all vested benefits
earned under any Company-sponsored retirement or benefit plan in accordance with the terms of those plans, including (only to the extent applicable) any special terms previously provided to Executive in writing by the Company;

                           (iv) Notwithstanding anything to the contrary,
Executive shall receive an additional two (2) years of service credit for purposes of eligibility and vesting only under the Company's various qualified and nonqualified retirement plan(s) that Executive participates in. In addition, to the extent that Executive has been notified that he is an eligible participant under the Company's Executive Supplemental Pension Plan (generally Senior Vice President and above unless otherwise notified in writing), Executive shall receive the following enhanced benefits:

         (A) Executive shall receive an additional two (2) years of service credit added to Executive's actual service with Corning for purposes of the years of service multiplier under the Executive Supplemental Pension Plan pension formula; and

         (B) Executive's Final Average Pay shall be based on Executive's actual earnings with Corning and will take into consideration (to the extent it may be to Executive's advantage) Executive's severance benefits (i.e. the two (2) years of Base Amount and Bonus Amount only). For purposes of this subsection only, and regardless of the lump-sum form of payment specified in Section 3(b), Executive's Base Amount will be divided by twelve and deemed to be paid on a monthly basis for two (2) years (commencing in the month following the month in which the Termination Date occurs) and Executive's Bonus Amount will be deemed to be paid each subsequent February for two (2) years following Executive's Termination Date.

                           (v) Executive shall be eligible for comprehensive
outplacement assistance equal to 20% of the Base Amount (up to a maximum of $50,000) at the time of termination payable by the Company within one year directly to an outside vendor selected by the Executive. At the election of the Executive, a one-time taxable payment up to a maximum of $25,000 may be paid in lieu of the outplacement benefit provided in the preceding sentence.

                           (vi) the restrictions on any outstanding equity
incentive awards, including stock options, Performance Shares and restricted stock, granted to the Executive under the Company's stock option and other stock incentive plans shall be governed solely by the terms of those specific plans and agreements. Nothing in this Agreement is intended to modify the terms and conditions of such plans and agreements discussed in this section.

                           (vii) for a number of months equal to twenty-four
(24) months (the "Continuation Period"), the Company shall continue on behalf of the Executive and the Executive's eligible dependents, the medical, dental and hospitalization benefits provided (A) to the Executive at any time during the 90-day period prior to the Involuntary Termination or at any time thereafter or (B) to other similarly situated executives who continue in the employ of the Company during the Continuation Period. The coverage and benefits (including deductibles, copays and employee contribution costs) provided in this Section 3(a)(vii) during the Continuation Period shall be no less favorable to the Executive and the Executive's dependents than coverage provided to other similarly situated active employees of the Company. The Company's obligation under this Section 3(a)(vii) shall cease as soon as Executive becomes eligible for another employer's medical, dental and hospitalization benefits during the Continuation Period.

                           (viii) the Executive may request the Company to
purchase the Executive's principal residence in the Corning, New York area.
Such purchase must be finalized within 12 months of the Termination Date and shall be made at the greater of (i) the residence's appraised value at the Termination Date, as determined in accordance with the Company's relocation policies in effect immediately prior to the Involuntary Termination, or (ii) the total cost of the residence plus improvements and tax gross-up as applicable ("Protected Value"), as determined in accordance with the Company's Protected Value policy in effect as of the date of this Agreement.

                  b. The amounts provided for in subsections 3(a)(i), 3(a)(ii) and 3(a)(v) shall be paid in a single lump sum cash payment within thirty (30) days of the Date of Termination (or the date the Notice of Termination becomes effective, if later).

                  c. Except as otherwise provided in Section 3(a)(vii), the Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment.

         4. EMPLOYMENT TAXES. All payments made pursuant to this Agreement will be subject to all applicable withholdings of income and employment taxes.

         5. SUCCESSORS; BINDING AGREEMENT. This Agreement shall be binding upon and shall inure to the benefit of the Company, its Successors and Assigns and the Company shall require any Successors and Assigns to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive or the Executive's beneficiaries or legal representatives. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal personal representative.

         6. NOTICE. For the purposes of this Agreement, notices and all other communications provided for in the Agreement (including the Notice of Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Vice President of Compensation & Benefits or the Vice President of Human Resources of the Company.

         7. NON-EXCLUSIVITY OF RIGHTS. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company (except for any severance or termination policies, plans, programs or practices) and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the Executive may have under any other agreements with the Company. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

         8. NO IMPLIED EMPLOYMENT RIGHTS. Nothing in this Agreement shall alter the Executive's status as an "at will" employee of the Company or be construed to imply that the Executive's employment is guaranteed for any period of time except as otherwise agreed in a written agreement signed by a duly authorized officer of the Company.

         9. MISCELLANEOUS. No provision of this Agreement may be modified, waived or discharged, unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representation, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

         10. GOVERNING LAW. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York without giving effect to the conflict of law principles thereof.

         11. ARBITRATION. Any dispute or controversy arising under or in connection with the subject matter, the interpretation, the application, or alleged breach of this Agreement ("Arbitrable Claims") shall be resolved by binding arbitration in the City of New York, New York, in accordance with the then-current National Rules for the Resolution of Employment Disputes of the American Arbitration Association. Arbitration shall be final and binding upon the parties and shall be the exclusive remedy for all Arbitrable Claims. Notwithstanding the foregoing, either party may bring an action in court to compel arbitration under this Agreement, to enforce an arbitration award, or to seek injunctive relief. THE PARTIES HEREBY WAIVE ANY RIGHT TO JURY TRIAL AS TO ARBITRABLE CLAIMS.

         12. SEVERABILITY. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

         13. ENTIRE AGREEMENT. The parties agree that the terms of this Agreement are intended to be the final expression of their agreement with respect to the subject matter of this Agreement and may not be contradicted by evidence of any prior or contemporaneous Agreement, except to the extent that the provisions of any such agreement have been expressly referred to in this Agreement as having continued effect. Any and all previous agreements, practices and programs between the Company and the Executive dealing with severance or a Termination of Employment are null and void and given no effect.

         IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has executed this Agreement as of the day and year first above written.

         Corning Incorporated:


         By:     /s/  John P. MacMahon
              ---------------------------------------------------------
                 John P. MacMahon
                 Vice President, Global Compensation & Benefits

         Executive:


                 /s/  Joseph A. Miller, Jr.
              ---------------------------------------------------------
                 Joseph A. Miller, Jr.

                                                                   EXHIBIT 10.3



                              CORNING INCORPORATED
                           CHANGE IN CONTROL AGREEMENT




         This Agreement, dated as of February 1, 2004, is entered into between Corning Incorporated, a corporation organized under the laws of the State of New York ("Corning" or the "Company"), and James R. Houghton (the "Executive").

         WHEREAS, the Board of Directors of the Company (the "Board") recognizes that the possibility of a Change in Control (as hereinafter defined) exists and that the threat or the occurrence of a Change in Control can result in significant distractions to its key management personnel because of the uncertainties inherent in such a situation; and

         WHEREAS, the Board has determined that it is essential and in the best interest of the Company and its stockholders to retain the services of the Executive in the event of a threat or occurrence of a Change in Control and to ensure the Executive's continued dedication and efforts in such event without undue concern for the Executive's personal, financial and employment security; and

         WHEREAS, in order to induce the Executive to remain in the employ of the Company, particularly in the event of a threat or the occurrence of a Change in Control, the Company desires to enter into this Agreement with the Executive to provide the Executive with certain benefits in connection with a Change in Control or a Potential Change in Control; and

         WHEREAS, this Agreement was originally authorized and approved by the Compensation Committee of the Corning Board of Directors at its meeting on April 25, 2002, and supersede any other agreements, written or oral, dealing with the Company's Change-in-Control Policy (the "CIC Policy").

         NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

         1. TERM OF AGREEMENT. This Agreement shall commence as of February 1, 2004 (the "Effective Date") and shall continue in effect until the Executive leaves the employ of the Company for any reason or until the Executive ceases to be an officer of Corning Incorporated and is also notified in writing (within 90 days of ceasing to be an officer of Corning) that this Agreement is null and void.

         2.       DEFINITIONS.

                  a. ACCRUED COMPENSATION. For purposes of this Agreement, "Accrued Compensation" shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as hereinafter defined) but not paid as of the Termination Date, including (i) base salary, (ii) reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company during the period ending on the Termination Date, (iii) vacation pay and (iv) the Executive's target percentage for the annual Management Variable Compensation and GoalSharing plans (collectively, the "Bonus Plans") times the Executive's base salary, pro-rated to the last day of the month closest to the Termination Date.

                  b. BASE AMOUNT. For purposes of this Agreement, "Base Amount" shall mean the Executive's annual base salary at the rate in effect on the Termination Date, including all amounts of base salary that are deferred under the employee benefit plans of the Company or any other agreement or arrangement.

                  c. BONUS AMOUNT. For purposes of this Agreement, "Bonus Amount" shall mean the greater of (i) the average amount paid or payable to the Executive under the Bonus Plans in the two (2) full calendar years preceding the calendar year in which the Termination Date occurred, or (ii) the Executive's target percentage (or, if higher, the percentage amount the Executive would have been entitled to under the Bonus Plans for performance in the Termination Year determined as of the last day of the month closest to the Termination Date) times the Base Amount.

                  d. CAUSE. For purposes of this Agreement, "Cause" shall mean the Executive's:

                           (i) conviction of a felony or conviction of a
misdemeanor involving moral turpitude (from which no further appeals have been or can be taken);

                           (ii) gross abdication of his duties as an employee
and officer of the Company (other than due to the Executive's illness or personal family problems), which conduct remains uncured by the Executive for a period of at least 30 days following written notice thereof to the Executive by the Company, in each case as determined in good faith by the Company; or

                           (iii) misappropriation of Company assets, personal
dishonesty or business conduct which causes material or potentially material financial or reputational harm for the Company. For purposes of this Section 2(d), no act or failure to act on the Executive's part shall be deemed to be a termination for Cause if done, or omitted to be done, in good faith, and with the reasonable belief that the action or omission was in the best interests of the Company.

                  e. CHANGE IN CONTROL. For purposes of this Agreement, a "Change in Control" shall mean any of the following events:

                           (i) Any person (as such term is used in Sections
13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities, or such beneficial owner increases its ownership in securities of the Company from 30% or more to 50% or more of the combined voting power of the Company's then outstanding securities (thereby resulting in a second Change in Control with respect to such beneficial owner and, accordingly, an extension of the term of this Agreement pursuant to Section 1 hereof);

                           (ii) The individuals who are members of the Board as
of the date this Agreement is approved by the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; PROVIDED, HOWEVER, that if the appointment, election or nomination for election by the Company's stockholders, of any new director is approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered a member of the Incumbent Board; PROVIDED, FURTHER, HOWEVER, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest;

                           (iii) Consummation of a merger, consolidation or
reorganization involving the Company, unless such merger, consolidation or reorganization results in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or parent thereof) more than fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity or parent thereof outstanding immediately after such merger, consolidation, or reorganization;

                           (iv) A complete liquidation or dissolution of the
Company; or

                           (v) The sale or other disposition of all or
substantially all of the assets of the Company to any Person (other than a transfer to a subsidiary).

                  f. COMPANY. For purposes of this Agreement, "Company" shall include Corning's "Successors and Assigns" (as hereinafter defined).

                  g. DISABILITY. For purposes of this Agreement, "Disability" shall mean a physical or mental infirmity which impairs the Executive's ability to substantially perform the Executive's duties with the Company for a period of: (i) one hundred eighty (180) consecutive days; or (ii) 180 days during any twelve (12) month period, and the Executive has not returned to full time employment prior to the Termination Date as stated in the "Notice of Termination".

                  h. LONG-TERM CASH AMOUNT. For purposes of this Agreement, "Long-Term Cash Amount" shall mean any cash award granted to the Executive under the Company's Corporate Performance Plan while the Executive was actively employed. For purpose of this Section, the cash award shall be multiplied by a factor of 150%.

                  i. NOTICE OF TERMINATION. For purposes of this Agreement, "Notice of Termination" shall mean a written notice of termination of the Executive's employment from the Company, which notice indicates the Termination Date (as defined below), the specific termination provision in this Agreement relied upon and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

                  j. POTENTIAL CHANGE IN CONTROL PERIOD. For purposes of this Agreement, "Potential Change in Control Period" shall mean the period beginning on the date of execution (during the term of this Agreement) of an agreement with respect to a transaction the consummation of which would constitute or result in a Change in Control, and ending on the date immediately following the Change in Control date or the date on which such agreement is terminated or the transaction contemplated therein otherwise is abandoned.

                  k. SUCCESSORS AND ASSIGNS. For purposes of this Agreement, "Successors and Assigns" shall mean a corporation or other entity acquiring all or substantially all of the assets and business of the Company whether by operation of law or otherwise.

                  l. TERMINATION DATE. For purposes of this Agreement, "Termination Date" shall mean, in the case of the Executive's death, the Executive's date of death and, in all other cases, the date specified in the Notice of Termination; PROVIDED, HOWEVER, that if the Executive's employment is terminated by the Company due to Disability, the date specified in the Notice of Termination shall be at least 30 days from the date the Notice of Termination is given to the Executive, provided that, in the case of Disability, the Executive shall not have returned to the full-time performance of the Executive's duties during such period of at least 30 days.

         3.       CHANGE IN CONTROL BENEFITS

                  a. If, during the term of this Agreement, a Change in Control occurs, the Executive shall be entitled to the following compensation and benefits:

                           (i) Following Executive's Termination Date, the
Company shall pay to the Executive the Accrued Compensation;

                           (ii) the restrictions on any Long-Term Cash Amount
shall lapse and such cash award shall become 100% vested and payable;

                           (iii) the restrictions on any outstanding equity
incentive awards, including stock options and restricted stock, granted to the Executive under the Company's stock option and other stock incentive plans or under any other incentive plan or arrangement shall lapse and such incentive award shall become 100% vested and, in the case of stock options, immediately exercisable

                           (iv) the Company shall pay the Executive as severance
pay and in lieu of any further compensation for periods subsequent to the Termination Date, in a single lump-sum payment, an amount in cash equal to
2.99 times the sum of (A) the Base Amount, and (B) the Bonus Amount. To the extent Executive's employment with the Company continues after the Change in Control and Executive subsequently receives a Notice of Termination within 12 months following the Change in Control, Executive shall not be entitled to further severance pay during that period.

                           (v) following Executive's Termination Date and for a
number of months equal to thirty-six (36) months (the "Continuation Period"), the Company shall, at its expense, continue on behalf of the Executive and the Executive's dependents and beneficiaries the life insurance, disability, medical, dental and hospitalization benefits provided (A) to the Executive at any time during the 90-day period prior to the Change in Control or at any time thereafter or (B) to other similarly situated executives who continue in the employ of the Company during the Continuation Period. The coverage and benefits (including deductibles and costs) provided in this Section 3(b)(ii)(4) during the Continuation Period shall be no less favorable to the Executive and the Executive's dependents and beneficiaries, than the most favorable of such coverage and benefits provided to Corning executives in general during any of the periods referred to in clauses (A) and (B), above, of this subsection. This subsection 3(b)(ii)(4) shall not be interpreted so as to limit any benefits to which the Executive or the Executive's dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs or practices following the Executive's termination of employment, including without limitation, retiree medical and life insurance benefits. In lieu of the continuation of benefits referenced in this subsection 3(b)(ii)(4), the Executive may elect to waive such benefits and receive a one-time cash payment of $75,000 within 30 days of the Executive's Termination Date in full satisfaction of this provision;

                           (vi) the Executive may request the Company to
purchase the Executive's principal residence. Such purchase shall be made at the greater of (i) the residence's appraised value at the Termination Date, as determined in accordance with the Company's relocation policies in effect immediately prior to the Potential Change in Control Period or Change in Control (as applicable); (ii) the total cost of the residence plus improvements ("Protected Value"), as determined in accordance with the Company's
Protected Value policy in effect as of the date of this Agreement, or (iii) the modified appraised market value defined to be the appraised market value of the Executive's principal residence at a point in time prior to the Change in Control announcement (the "Baseline") updated annually by an appropriate housing inflation index, or until the next "Baseline" is established. For purposes of this modified appraised value, the Company will undertake to obtain the appraised market value of the Executive's principal residence, to establish the Baseline, at least once every ten (10) years and no more frequently than once every four (4) years, and will maintain records of the values calculated under this modified appraised market value;

                           (vii) following Executive's Termination Date, the
Executive's pension benefit ("Pension Benefit") will be calculated under the terms of the Company's Executive Supplemental Pension Plan after providing the Executive with an additional five (5) years of credited service under the plan. The Pension Benefit determined under this subsection 3(b)(ii)(7) shall commence at age 55, or as of the Termination Date if the Executive is already at least age 55, without giving effect to any actuarial reductions that may otherwise be imposed by the plan; and

                           (viii) following Executive's Termination Date, the
Executive shall be eligible for comprehensive outplacement assistance up to a maximum benefit equal to 20% of base pay at the time of termination payable by the Company within one year directly to an outside vendor selected by the Executive. At the election of the Executive, a one-time taxable payment of 20% of base salary (up to a maximum of $65,000) may be paid in lieu of the benefit provided in the preceding sentence.

                  b. The amount provided for in subsection 3(a)(iv) shall be paid in a single lump sum cash payment within fourteen (14) days of a Change in Control. Any other amounts provided for in this section after Executive's Termination Date shall be paid or processed as soon as administratively possible.

                  c. The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment.

         4. NOTICE OF TERMINATION. During the Potential Change in Control Period and on or following a Change in Control, any purported termination of the Executive's employment shall be communicated by a Notice of Termination to the Executive. For purposes of this Agreement, no such purported termination shall be effective without such Notice of Termination.

         5.       TAX GROSS-UP PAYMENTS

                  a. In the event that the severance and any other payments or benefits (including, without limitation, any accelerated vesting of equity-based awards) provided for in this Agreement or any other payments or benefits due to the Executive (individually, a "Payment", and collectively, the "Payments") (i) constitute "parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and (ii) but for this Section, would be subject to the excise tax imposed by Section 4999 of the Code (the "Excise Tax"), then the Executive shall receive a full gross-up ("Tax Gross-up") for any and all Excise Taxes imposed.

                  b. An initial determination as to whether the Excise Tax will be imposed, the amount of the Excise Tax and the calculated Tax Gross-up shall be made, at the Company's expense, by the accounting firm that is the Company's independent accounting firm as of the date of the Change in Control (the "Accounting Firm"). The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations and documentation, to the Company and the Executive within ten (10) days of the Termination Date, if applicable, or such other time as requested by the Company or by the Executive (provided the Executive reasonably believes that any of the Payments may be subject to the Excise Tax) and, if the Accounting Firm determines that no Excise Tax is payable by the Executive with respect to a Payment or Payments, it shall furnish the Executive with an opinion reasonably acceptable to the Executive that no Excise Tax will be imposed with respect to any such Payment or Payments. Within ten (10) days of the delivery of the Determination to the Executive, the Executive shall have the right to dispute the Determination (the "Dispute"). If there is no Dispute, the Determination shall be binding, final and conclusive upon the Company and the Executive.

                  c. As a result of uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Tax Gross-Up payments not made by the Company should have been made ("Underpayment"), or that Tax Gross-Up payments will have been made by the Company which should not have been made ("Overpayments"). In either such event, the Accounting Firm shall determine the amount of the Underpayment or Overpayment that has occurred. In the case of an Underpayment, the amount of such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive. In the case of an Overpayment, the Executive shall, at the direction and expense of the Company, take such steps as are reasonably necessary (including the filing of returns and claims for refund), follow reasonable instructions from, and procedures established by, the Company, and otherwise reasonably cooperate with the Company to correct such Overpayment.

                  d. Any other provision of this Section 5 notwithstanding, if the Excise Tax could be avoided by reducing the Payments by a present value (determined in accordance with any proposed, temporary or final regulations under Sections 280G or 4999 of the Code) of $45,000 or less, then the Payments shall be reduced to the extent necessary to avoid the Excise Tax and no Tax Gross-Up payment shall be made. If the Accounting Firm determines that the Payments are to be reduced under the preceding sentence, then the Company shall promptly give the Executive notice to that effect and a copy of the detailed calculation thereof. The Executive may then elect, in the Executive's sole discretion, which and how much of the Payments are to be eliminated or reduced (as long as after such election no Excise Tax will be payable) and shall advise the Company in writing of the Executive's election within 10 days of receipt of notice. If no such election is made by the Executive within such 10-day period, then the Company may elect which and how much of the Payments are to be eliminated or reduced (as long as after such election no Excise Tax will be payable) and shall notify the Executive promptly of such election.

         6. EMPLOYMENT TAXES. All payments made pursuant to this Agreement will be subject to applicable withholdings of income and employment taxes.

         7. SUCCESSORS; BINDING AGREEMENT. This Agreement shall be binding upon and shall inure to the benefit of the Company, its Successors and Assigns and the Company shall require any Successors and Assigns to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive or the Executive's beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal personal representative.

         8. NOTICE. For the purposes of this Agreement, notices and all other communications provided for in the Agreement (including the Notice of Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Chairman of the Board with a copy to the Secretary of the Company. All notices and communications shall be denied to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

         9. NON-EXCLUSIVITY OF RIGHTS; EFFECT ON CIC POLICY. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company (except for any severance or termination policies, plans, programs or practices) and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the Executive may have under any other agreements with the Company. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

         10. NO IMPLIED EMPLOYMENT RIGHTS. Nothing in this Agreement shall alter the Executive's status as an "at will" employee of the Company or be construed to imply that the Executive's employment is guaranteed for any period of time except as otherwise agreed in a written agreement signed by a duly authorized officer of the Company.

         11. MISCELLANEOUS. No provision of this Agreement may be modified, waived or discharged, unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representation, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

         12. GOVERNING LAW. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York without giving effect to the conflict of law principles thereof.

         13. ARBITRATION. Any dispute or controversy arising under or in connection with the subject matter, the interpretation, the application, or alleged breach of this Agreement ("Arbitrable Claims") shall be resolved by binding arbitration in the City of New York, New York, in accordance with the then-current National Rules for the Resolution of Employment Disputes of the American Arbitration Association. Arbitration shall be final and binding upon the parties and shall be the exclusive remedy for all Arbitrable Claims. Notwithstanding the foregoing, either party may bring an action in court to compel arbitration under this Agreement, to enforce an arbitration award, or to seek injunctive relief. THE PARTIES HEREBY WAIVE ANY RIGHT TO JURY TRIAL AS TO ARBITRABLE CLAIMS.

         14. LEGAL FEES AND EXPENSES. The Company shall pay or reimburse the Executive on an after-tax basis for all costs and expenses (including, without limitation, court and arbitrations cost and reasonable legal fees and expenses which reflect common practice with respect to the matters involved) incurred by the Executive as a result of any claim, action or proceeding arising out of this Agreement or the contesting, disputing or enforcing of any provision, right or obligation under this Agreement, except where it is finally determined that the Executive's position was entirely without merit and asserted in bad faith.

         15. SEVERABILITY. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

         16. ENTIRE AGREEMENT. The parties agree that the terms of this Agreement are intended to be the final expression of their agreement with respect to the subject matter of this Agreement and may not be contradicted by evidence of any prior or contemporaneous Agreement, except to the extent that the provisions of any such agreement have been expressly referred to in this Agreement as having continued effect.

         IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has executed this Agreement as of the day and year first above written.


         Corning Incorporated:


         By:     /s/  John P. MacMahon
              ------------------------------------------------
                 John P. MacMahon
                 Vice President, Worldwide Compensation & Benefits


         Executive:


                 /s/  James R. Houghton
              ------------------------------------------------
                 James R. Houghton

                                                                   EXHIBIT 10.4



                        Amendment to Corning Incorporated
                           Change-In-Control Agreement



         This amendment (the "Amendment"), dated as of February 1, 2004, is entered into between Corning Incorporated, a corporation organized under the laws of the State of New York ("Corning" or the "Company"), and [James B. Flaws and Peter F. Volanakis each individually] (the "Executive") and amends the Change In Control Agreement (the "CIC Agreement") originally entered into between the Company and Executive on October 4, 2000.



                  1. Section 1 of the CIC Agreement is hereby deleted in its entirety and is replaced with the following:


                  "TERM OF AGREEMENT. This Agreement shall commence as of October 4, 2000 (the "Effective Date") and shall continue in effect until the Executive leaves the employ of the Company for any reason or until the Executive ceases to be an officer of Corning Incorporated and is also notified in writing (within 90 days of ceasing to be an officer of Corning) that this Agreement is null and void."


         Except as noted above, all other provisions of the CIC Agreement remain in effect with no changes.

IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has executed this Agreement as of the day and year first above written.


         Corning Incorporated:


         By:     /s/  John P. MacMahon
              ------------------------------------------------
                 John P. MacMahon
                 VP, Global Compensation & Benefits


         Executive:


                 /s/
              ------------------------------------------------
              [each signed separately by James B. Flaws and Peter F. Volanakis]

                                                                   EXHIBIT 10.5



                              CORNING INCORPORATED
                           CHANGE IN CONTROL AGREEMENT



         This Agreement, dated as of October 4, 2000, is entered into between Corning Incorporated, a corporation organized under the laws of the State of New York ("Corning" or the "Company"), and [James B. Flaws and Peter F. Volanakis each individually] (the "Executive").

         WHEREAS, the Board of Directors of the Company (the "Board") recognizes that the possibility of a Change in Control (as hereinafter defined) exists and that the threat or the occurrence of a Change in Control can result in significant distractions to its key management personnel because of the uncertainties inherent in such a situation; and

         WHEREAS, the Board has determined that it is essential and in the best interest of the Company and its stockholders to retain the services of the Executive in the event of a threat or occurrence of a Change in Control and to ensure the Executive's continued dedication and efforts in such event without undue concern for the Executive's personal, financial and employment security; and

         WHEREAS, in order to induce the Executive to remain in the employ of the Company, particularly in the event of a threat or the occurrence of a Change in Control, the Company desires to enter into this Agreement with the Executive to provide the Executive with certain benefits in connection with a Change in Control or a Potential Change in Control; and

         WHEREAS, this Agreement is intended to supersede: (i) the existing Change in Control agreement executed as of July 1, 2000; and (ii) the Change in Control provisions of the "comfort letter", dated June 1, 1998, regarding the Company's Executive Severance and Change-in-Control Policy (the "CIC Policy").

         NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

         1. TERM OF AGREEMENT. This Agreement shall commence as of October 4, 2000 (the "Effective Date") and shall continue in effect until the third anniversary of the Effective Date, provided, that commencing on the second anniversary of the Effective Date and on each subsequent anniversary thereof, the term of this Agreement shall be automatically extended for one (1) year unless either the Company or the Executive shall have given written notice to the other at least ninety (90) days prior thereto that the term of this Agreement shall not be so extended; and provided, further, that notwithstanding any such notice by the Company not to extend, the term of this Agreement shall not expire during a Potential Change in Control Period (as hereinafter defined) or prior to the expiration of four (4) years after the date of a Change in Control that occurs during the term hereof (including during a Potential Change in Control Period).

         2.       DEFINITIONS.

                  a. ACCRUED COMPENSATION. For purposes of this Agreement, "Accrued Compensation" shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as hereinafter defined) but not paid as of the Termination Date, including (i) base salary, (ii) reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company during the period ending on the Termination Date, (iii) vacation pay and (iv) the Executive's target percentage for the annual Management Variable Compensation and GoalSharing plans (collectively, the "Bonus Plans") times the Executive's base salary, pro-rated to the last day of the month closest to the Termination Date.

                  b. BASE AMOUNT. For purposes of this Agreement, "Base Amount" shall mean the Executive's annual base salary at the rate in effect on the Termination Date, including all amounts of base salary that are deferred under the employee benefit plans of the Company or any other agreement or arrangement.

                  c. BONUS AMOUNT. For purposes of this Agreement, "Bonus Amount" shall mean the greater of (i) the average amount paid or payable to the Executive under the Bonus Plans in the two (2) full calendar years preceding the calendar year in which the Termination Date occurred, or (ii) the Executive's target percentage (or, if higher, the percentage amount the Executive would have been entitled to under the Bonus Plans for performance in the Termination Year determined as of the last day of the month closest to the Termination Date) times the Base Amount.

                  d. CAUSE. For purposes of this Agreement, "Cause" shall mean the Executive's:

                           (i) conviction of a felony or conviction of a
misdemeanor involving moral turpitude (from which no further appeals have been or can be taken);

                           (ii) gross abdication of his duties as an employee
and officer of the Company (other than due to the Executive's illness or personal family problems), which conduct remains uncured by the Executive for a period of at least 30 days following written notice thereof to the Executive by the Company, in each case as determined in good faith by the Company; or

                           (iii) misappropriation of Company assets, personal
dishonesty or business conduct which causes material or potentially material financial or reputational harm for the Company. For purposes of this Section 2(d), no act or failure to act on the Executive's part shall be deemed to be a termination for Cause if done, or omitted to be done, in good faith, and with the reasonable belief that the action or omission was in the best interests of the Company.

                  e. CHANGE IN CONTROL. For purposes of this Agreement, a "Change in Control" shall mean any of the following events:

                           (i) Any person (as such term is used in Sections
13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities, or such beneficial owner increases its ownership in securities of the Company from 30% or more to 50% or more of the combined voting power of the Company's then outstanding securities (thereby resulting in a second Change in Control with respect to such beneficial owner and, accordingly, an extension of the term of this Agreement pursuant to Section 1 hereof);

                           (ii) The individuals who are members of the Board as
of the date this Agreement is approved by the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; PROVIDED, HOWEVER, that if the appointment, election or nomination for election by the Company's stockholders, of any new director is approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered a member of the Incumbent Board; PROVIDED, FURTHER, HOWEVER, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board
(a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest;

                           (iii) Consummation of a merger, consolidation or
reorganization involving the Company, unless such merger, consolidation or reorganization results in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or parent thereof) more than fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity or parent thereof outstanding immediately after such merger, consolidation, or reorganization;

                           (iv) A complete liquidation or dissolution of the
Company; or

                           (v) The sale or other disposition of all or
substantially all of the assets of the Company to any Person (other than a transfer to a subsidiary).

                  f. COMPANY. For purposes of this Agreement, "Company" shall include Corning's "Successors and Assigns" (as hereinafter defined).

                  g. DISABILITY. For purposes of this Agreement, "Disability" shall mean a physical or mental infirmity which impairs the Executive's ability to substantially perform the Executive's duties with the Company for a period of: (i) one hundred eighty (180) consecutive days; or (ii) 180 days during any twelve (12) month period, and the Executive has not returned to full time employment prior to the Termination Date as stated in the "Notice of Termination".

                  h. GOOD REASON. For purposes of this Agreement, "Good Reason" shall mean the occurrence of any of the events or conditions described in subsections (i) through (vi) below, PROVIDED, HOWEVER, that the Executive gives the Company thirty (30) days' Notice of Termination (as defined below) (during which time the Company will have an opportunity to correct the condition constituting "Good Reason"), and PROVIDED, FURTHER, that such notice is submitted by the Executive no later than six (6) months after the occurrence of the event that is the basis for the "Good Reason":

                           (i) The Executive's good faith determination that any
of the following has occurred:

                                    (1) a material change in the Executive's
status, title, position or responsibilities which represents a material and adverse change from the Executive's status, title, position or responsibilities as in effect immediately prior to such change;

                                    (2) the assignment to the Executive of any
duties or responsibilities which are substantially inconsistent with the Executive's status, title, position or responsibilities as in effect immediately prior to such assignment; or

                                    (3) any removal of the Executive from or
failure to reappoint or reelect the Executive to any of such offices or positions, except in connection with the termination of the Executive's employment for Disability, Cause, as a result of the Executive's death or by the Executive other than for Good Reason;

                           (ii) a reduction in the Executive's base salary;

                           (iii) the Company's requiring the Executive to change
the location of his principal office which results in Executive having to commute more than 30 miles from his residence, without Executive's express consent, except for reasonably required travel on the Company's business which is not materially greater than such travel requirements prior to the Change in Control;

                           (iv) a material reduction by the Company in the kind
or level of employee benefits (other than base, bonus or long-term salary or compensation) to which the Executive is entitled at any time within ninety
(90) days preceding the commencement of a Potential Change in Control Period or the date of a Change in Control or at any time thereafter, (other than any such reduction which is part of, and generally consistent with, a general reduction applicable to all officers of the Company);

                           (v) any material breach by the Company of any
provision of this Agreement or any Employment Agreement between the Company and the Executive; or

                           (vi) the failure of the Company to obtain an
agreement from any Successors and Assigns to assume and agree to perform this Agreement, as contemplated in Section 8 hereof.

                  i. LONG-TERM CASH AMOUNT. For purposes of this Agreement, "Long-Term Cash Amount" shall mean any cash award granted to the Executive under the Company's Corporate Performance Plan while the Executive was actively employed. For purpose of this Section, the cash award shall be multiplied by a factor of 150%.

                  j. NOTICE OF TERMINATION. For purposes of this Agreement, "Notice of Termination" shall mean a written notice of termination of the Executive's employment from the Company, which notice indicates the Termination Date (as defined below), the specific termination provision in this Agreement relied upon and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

                  k. POTENTIAL CHANGE IN CONTROL PERIOD. For purposes of this Agreement, "Potential Change in Control Period" shall mean the period beginning on the date of execution (during the term of this Agreement) of an agreement with respect to a transaction the consummation of which would constitute or result in a Change in Control, and ending on the date immediately following the Change in Control date or the date on which such agreement is terminated or the transaction contemplated therein otherwise is abandoned.

                  l. SUCCESSORS AND ASSIGNS. For purposes of this Agreement, "Successors and Assigns" shall mean a corporation or other entity acquiring all or substantially all of the assets and business of the Company whether by operation of law or otherwise.

                  m. TERMINATION DATE. For purposes of this Agreement, "Termination Date" shall mean, in the case of the Executive's death, the Executive's date of death, in the case of Good Reason, the last day of the Executive's employment (which shall be no sooner than thirty (30) days after the Executive submits his Notice of Termination), and, in all other cases, the date specified in the Notice of Termination; PROVIDED, HOWEVER, that if the Executive's employment is terminated by the Company due to Disability, the date specified in the Notice of Termination shall be at least 30 days from the date the Notice of Termination is given to the Executive, provided that, in the case of Disability, the Executive shall not have returned to the full-time performance of the Executive's duties during such period of at least 30 days.

         3.       CHANGE IN CONTROL BENEFITS

                  a. If, during the term of this Agreement, a Change in Control occurs, the Executive shall be entitled to the following compensation and benefits:

                           (i)  the restrictions on any Long-Term Cash Amount
shall lapse and such cash award shall become 100% vested and payable;

                           (ii) the restrictions on any outstanding equity
incentive awards, including stock options and restricted stock, granted to the Executive under the Company's stock option and other stock incentive plans or under any other incentive plan or arrangement shall lapse and such incentive award shall become 100% vested and, in the case of stock options, immediately exercisable.

                  b. If, during the term of this Agreement, the Executive's employment with the Company shall be terminated within the Potential Change in Control Period or within four (4) years following a Change in Control, the Executive shall be entitled to the following compensation and benefits:

                           (i)  If the Executive's employment with the Company
shall be terminated (1) by the Company for Cause, (2) by the Executive other than for Good Reason, or (3) by reason of death or Disability, the Company shall pay to the Executive the Accrued Compensation.

                           (ii) If the Executive's employment with the Company
shall be terminated for any reason other than as specified in Section 3(b)(i), the Executive shall be entitled to the following:

                                    (1) the Company shall pay the Executive all
Accrued Compensation;

                                    (2) the Company shall pay the Executive as
severance pay and in lieu of any further compensation for periods subsequent to the Termination Date, in a single lump-sum payment, an amount in cash equal to three (3) times the sum of (A) the Base Amount, and (B) the Bonus Amount;

                                    (3) the restrictions on any Long-Term Cash
Amount shall lapse and such cash award shall become 100% vested and payable;

                                    (4) for a number of months equal to
thirty-six (36) months (the "Continuation Period"), the Company shall, at its expense, continue on behalf of the Executive and the Executive's dependents and beneficiaries the life insurance, disability, medical, dental and hospitalization benefits provided (A) to the Executive at any time during the 90-day period prior to the Change in Control or at any time thereafter or (B) to other similarly situated executives who continue in the employ of the Company during the Continuation Period. The coverage and benefits (including deductibles and costs) provided in this Section 3(b)(ii)(4) during the Continuation Period shall be no less favorable to the Executive and the Executive's dependents and beneficiaries, than the most favorable of such coverage and benefits provided to Corning executives in general during any of the periods referred to in clauses (A) and (B), above, of this subsection. This subsection 3(b)(ii)(4) shall not be interpreted so as to limit any benefits to which the Executive or the Executive's dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs or practices following the Executive's termination of employment, including without limitation, retiree medical and life insurance benefits. In lieu of the continuation of benefits referenced in this subsection 3(b)(ii)(4), the Executive may elect to waive such benefits and receive a one-time cash payment of $75,000 within 30 days of the Executive's Termination Date in full satisfaction of this provision;

                                    (5) the Executive may request the Company to
purchase the Executive's principal residence. Such purchase shall be made at the greater of (i) the residence's appraised value at the Termination Date, as determined in accordance with the Company's relocation policies in effect immediately prior to the Potential Change in Control Period or Change in Control (as applicable); (ii) the total cost of the residence plus improvements ("Protected Value"), as determined in accordance with the Company's Protected Value policy in effect as of the date of this Agreement, or (iii) the modified appraised market value defined to be the appraised market value of the Executive's principal residence at a point in time prior to the Change in Control announcement (the "Baseline") updated annually by an appropriate housing inflation index, or until the next "Baseline" is established. For purposes of this modified appraised value, the Company will undertake to obtain the appraised market value of the Executive's principal residence, to establish the Baseline, at least once every ten (10) years and no more frequently than once every four (4) years, and will maintain records of the values calculated under this modified appraised market value;

                                    (6) the restrictions on any outstanding
equity incentive awards, including stock options and restricted stock, granted to the Executive under the Company's stock option and other stock incentive plans or under any other incentive plan or arrangement shall lapse and such incentive award shall become 100% vested and, in the case of stock options, immediately exercisable;

                                    (7) the Executive's pension benefit
("Pension Benefit") will be calculated under the terms of the Company's Executive Supplemental Pension Plan after providing the Executive with an additional five (5) years of credited service under the plan. The Pension Benefit determined under this subsection 3(b)(ii)(7) shall commence at age 55, or as of the Termination Date if the Executive is already at least age 55, without giving effect to any actuarial reductions that may otherwise be imposed by the plan; and

                                    (8) the Executive shall be eligible for
comprehensive outplacement assistance up to a maximum benefit equal to 20% of base pay at the time of termination payable by the Company within one year directly to an outside vendor selected by the Executive. At the election of the Executive, a one-time taxable payment of 20% of base salary (up to a maximum of $65,000) may be paid in lieu of the benefit provided in the preceding sentence.

                  c. The amount provided for in subsection 3(a)(i) shall be paid in a single lump sum cash payment within fourteen (14) days of a Change in Control. The amounts provided for in subsection 3(b)(i), and subsections 3(b)(ii)(1) through 3(b)(ii)(4) inclusive and subsection 3(b)(ii)(8) shall be paid in a single lump sum cash payment within fourteen (14) days after the Executive's Termination Date (or earlier, if required by applicable law).

                  d. The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment.

         4. NOTICE OF TERMINATION. During the Potential Change in Control Period and on or following a Change in Control, any purported termination of the Executive's employment shall be communicated by a Notice of Termination to the Executive. For purposes of this Agreement, no such purported termination shall be effective without such Notice of Termination.

         5.       TAX GROSS-UP PAYMENTS

                  a. In the event that the severance and any other payments or benefits (including, without limitation, any accelerated vesting of equity-based awards) provided for in this Agreement or any other payments or benefits due to the Executive (individually, a "Payment", and collectively, the "Payments") (i) constitute "parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and (ii) but for this Section, would be subject to the excise tax imposed by Section 4999 of the Code (the "Excise Tax"), then the Executive shall receive a full gross-up ("Tax Gross-up") for any and all Excise Taxes imposed.

                  b. An initial determination as to whether the Excise Tax will be imposed, the amount of the Excise Tax and the calculated Tax Gross-up shall be made, at the Company's expense, by the accounting firm that is the Company's independent accounting firm as of the date of the Change in Control (the "Accounting Firm"). The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations and documentation, to the Company and the Executive within ten (10) days of the Termination Date, if applicable, or such other time as requested by the Company or by the Executive (provided the Executive reasonably believes that any of the Payments may be subject to the Excise Tax) and, if the Accounting Firm determines that no Excise Tax is payable by the Executive with respect to a Payment or Payments, it shall furnish the Executive with an opinion reasonably acceptable to the Executive that no Excise Tax will be imposed with respect to any such Payment or Payments. Within ten (10) days of the delivery of the Determination to the Executive, the Executive shall have the right to dispute the Determination (the "Dispute"). If there is no Dispute, the Determination shall be binding, final and conclusive upon the Company and the Executive.

                  c. As a result of uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Tax Gross-Up payments not made by the Company should have been made ("Underpayment"), or that Tax Gross-Up payments will have been made by the Company which should not have been made ("Overpayments"). In either such event, the Accounting Firm shall determine the amount of the Underpayment or Overpayment that has occurred. In the case of an Underpayment, the amount of such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive. In the case of an Overpayment, the Executive shall, at the direction and expense of the Company, take such steps as are reasonably necessary (including the filing of returns and claims for refund), follow reasonable instructions from, and procedures established by, the Company, and otherwise reasonably cooperate with the Company to correct such Overpayment.

                  d. Any other provision of this Section 5 notwithstanding, if the Excise Tax could be avoided by reducing the Payments by a present value (determined in accordance with any proposed, temporary or final regulations under Sections 280G or 4999 of the Code) of $45,000 or less, then the Payments shall be reduced to the extent necessary to avoid the Excise Tax and no Tax Gross-Up payment shall be made. If the Accounting Firm determines that the Payments are to be reduced under the preceding sentence, then the Company shall promptly give the Executive notice to that effect and a copy of the detailed calculation thereof. The Executive may then elect, in the Executive's sole discretion, which and how much of the Payments are to be eliminated or reduced (as long as after such election no Excise Tax will be payable) and shall advise the Company in writing of the Executive's election within 10 days of receipt of notice. If no such election is made by the Executive within such 10-day period, then the Company may elect which and how much of the Payments are to be eliminated or reduced (as long as after such election no Excise Tax will be payable) and shall notify the Executive promptly of such election.

         6. EMPLOYMENT TAXES. All payments made pursuant to this Agreement will be subject to applicable withholdings of income and employment taxes.

         7. SUCCESSORS; BINDING AGREEMENT. This Agreement shall be binding upon and shall inure to the benefit of the Company, its Successors and Assigns and the Company shall require any Successors and Assigns to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive or the Executive's beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal personal representative.

         8. NOTICE. For the purposes of this Agreement, notices and all other communications provided for in the Agreement (including the Notice of Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Chairman of the Board with a copy to the Secretary of the Company. All notices and communications shall be denied to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

         9. NON-EXCLUSIVITY OF RIGHTS; EFFECT ON CIC POLICY. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company (except for any severance or termination policies, plans, programs or practices) and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the Executive may have under any other agreements with the Company. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement. This Agreement shall supersede the existing Change in Control agreement executed as of July 1, 2000 and the Change in Control provisions of the CIC Policy.

         10. NO IMPLIED EMPLOYMENT RIGHTS. Nothing in this Agreement shall alter the Executive's status as an "at will" employee of the Company or be construed to imply that the Executive's employment is guaranteed for any period of time except as otherwise agreed in a written agreement signed by a duly authorized officer of the Company.

         11. MISCELLANEOUS. No provision of this Agreement may be modified, waived or discharged, unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representation, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

         12. GOVERNING LAW. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York without giving effect to the conflict of law principles thereof.

         13. ARBITRATION. Any dispute or controversy arising under or in connection with the subject matter, the interpretation, the application, or alleged breach of this Agreement ("Arbitrable Claims") shall be resolved by binding arbitration in the City of New York, New York, in accordance with the then-current National Rules for the Resolution of Employment Disputes of the American Arbitration Association. Arbitration shall be final and binding upon the parties and shall be the exclusive remedy for all Arbitrable Claims. Notwithstanding the foregoing, either party may bring an action in court to compel arbitration under this Agreement, to enforce an arbitration award, or to seek injunctive relief. THE PARTIES HEREBY WAIVE ANY RIGHT TO JURY TRIAL AS TO ARBITRABLE CLAIMS.

         14. LEGAL FEES AND EXPENSES. The Company shall pay or reimburse the Executive on an after-tax basis for all costs and expenses (including, without limitation, court and arbitrations cost and reasonable legal fees and expenses which reflect common practice with respect to the matters involved) incurred by the Executive as a result of any claim, action or proceeding arising out of this Agreement or the contesting, disputing or enforcing of any provision, right or obligation under this Agreement, except where it is finally determined that the Executive's position was entirely without merit and asserted in bad faith.

         15. SEVERABILITY. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

         16. ENTIRE AGREEMENT. The parties agree that the terms of this Agreement are intended to be the final expression of their agreement with respect to the subject matter of this Agreement and may not be contradicted by evidence of any prior or contemporaneous Agreement, except to the extent that the provisions of any such agreement have been expressly referred to in this Agreement as having continued effect (including, without limitation, the Change of Control Agreement executed as of July 1, 2000 and the Change in Control provisions of the "comfort letter" dated June 1, 1998, pursuant to the CIC Policy) are null and void and given no effect.

         IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has executed this Agreement as of the day and year first above written.


         Corning Incorporated:


         By:     /s/  Kirk P. Gregg
              ---------------------------------------------------------
                 Kirk P. Gregg
                 Senior Vice President, Administration


         Executive:


                 /s/
              ---------------------------------------------------------
              [each signed separately by James B. Flaws and Peter F. Volanakis]

                                                                   EXHIBIT 10.6




                        Amendment to Corning Incorporated
                           Change-In-Control Agreement



         This amendment (the "Amendment"), dated as of February 1, 2004, is entered into between Corning Incorporated, a corporation organized under the laws of the State of New York ("Corning" or the "Company"), and Joseph A. Miller, Jr. (the "Executive") and amends the Change In Control Agreement (the "CIC Agreement") originally entered into between the Company and Executive on July 2, 2001.



                  1. Section 1 of the CIC Agreement is hereby deleted in its entirety and is replaced with the following:


                  "TERM OF AGREEMENT. This Agreement shall commence as of July 2, 2001 (the "Effective Date") and shall continue in effect until the Executive leaves the employ of the Company for any reason or until the Executive ceases to be an officer of Corning Incorporated and is also notified in writing (within 90 days of ceasing to be an officer of Corning) that this Agreement is null and void."


         Except as noted above, all other provisions of the CIC Agreement remain in effect with no changes.

IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has executed this Agreement as of the day and year first above written.


         Corning Incorporated:


         By:     /s/ John P. MacMahon
              ------------------------------------------------
                 John P. MacMahon
                 VP, Global Compensation & Benefits


         Executive:


                 /s/ Joseph A. Miller, Jr.
              ------------------------------------------------
                 Joseph A. Miller, Jr.

                                                                   EXHIBIT 10.7





                              CORNING INCORPORATED
                           CHANGE IN CONTROL AGREEMENT




         This Agreement, dated as of June 1, 2001, is entered into between Corning Incorporated, a corporation organized under the laws of the State of New York ("Corning" or the "Company"), and Joseph A. Miller (the "Executive").

         WHEREAS, the Board of Directors of the Company (the "Board") recognizes that the possibility of a Change in Control (as hereinafter defined) exists and that the threat or the occurrence of a Change in Control can result in significant distractions to its key management personnel because of the uncertainties inherent in such a situation; and

         WHEREAS, the Board has determined that it is essential and in the best interest of the Company and its stockholders to retain the services of the Executive in the event of a threat or occurrence of a Change in Control and to ensure the Executive's continued dedication and efforts in such event without undue concern for the Executive's personal, financial and employment security; and

         WHEREAS, in order to induce the Executive to remain in the employ of the Company, particularly in the event of a threat or the occurrence of a Change in Control, the Company desires to enter into this Agreement with the Executive to provide the Executive with certain benefits in connection with a Change in Control or a Potential Change in Control.

         NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:


         1. TERM OF AGREEMENT. This Agreement shall commence as of June 1, 2001 (the "Effective Date") and shall continue in effect until the third anniversary of the Effective Date, provided, that commencing on the second anniversary of the Effective Date and on each subsequent anniversary thereof, the term of this Agreement shall be automatically extended for one (1) year unless either the Company or the Executive shall have given written notice to the other at least ninety (90) days prior thereto that the term of this Agreement shall not be so extended; and provided, further, that notwithstanding any such notice by the Company not to extend, the term of this Agreement shall not expire during a Potential Change in Control Period (as hereinafter defined) or prior to the expiration of four (4) years after the date of a Change in Control that occurs during the term hereof (including during a Potential Change in Control Period).

         2.       DEFINITIONS.

                  a. ACCRUED COMPENSATION. For purposes of this Agreement, "Accrued Compensation" shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as hereinafter defined) but not paid as of the Termination Date, including (i) base salary, (ii) reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company during the period ending on the Termination Date, (iii) vacation pay and (iv) the Executive's target percentage for the annual Management Variable Compensation and GoalSharing plans (collectively, the "Bonus Plans") times the Executive's base salary, pro-rated to the last day of the month closest to the Termination Date.

                  b. BASE AMOUNT. For purposes of this Agreement, "Base Amount" shall mean the Executive's annual base salary at the rate in effect on the Termination Date, including all amounts of base salary that are deferred under the employee benefit plans of the Company or any other agreement or arrangement.

                  c. BONUS AMOUNT. For purposes of this Agreement, "Bonus Amount" shall mean the greater of (i) the average amount paid or payable to the Executive under the Bonus Plans in the two (2) full calendar years preceding the calendar year in which the Termination Date occurred, or (ii) the Executive's target percentage (or, if higher, the percentage amount the Executive would have been entitled to under the Bonus Plans for performance in the Termination Year determined as of the last day of the month closest to the Termination Date) times the Base Amount.

                  d. CAUSE. For purposes of this Agreement, "Cause" shall mean the Executive's:

                           (i) conviction of a felony or conviction of a
misdemeanor involving moral turpitude (from which no further appeals have been or can be taken);

                           (ii) gross abdication of his duties as an employee
and officer of the Company (other than due to the Executive's illness or personal family problems), which conduct remains uncured by the Executive for a period of at least 30 days following written notice thereof to the Executive by the Company, in each case as determined in good faith by the Company; or

                           (iii) misappropriation of Company assets, personal
dishonesty or business conduct which causes material or potentially material financial or reputational harm for the Company. For purposes of this Section 2(d), no act or failure to act on the Executive's part shall be deemed to be a termination for Cause if done, or omitted to be done, in good faith, and with the reasonable belief that the action or omission was in the best interests of the Company.

                  e. CHANGE IN CONTROL. For purposes of this Agreement, a "Change in Control" shall mean any of the following events:

                           (i) Any person (as such term is used in Sections
13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities, or such beneficial owner increases its ownership in securities of the Company from 30% or more to 50% or more of the combined voting power of the Company's then outstanding securities (thereby resulting in a second Change in Control with respect to such beneficial owner and, accordingly, an extension of the term of this Agreement pursuant to Section
1 hereof);

                           (ii) The individuals who are members of the Board as
of the date this Agreement is approved by the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; PROVIDED, HOWEVER, that if the appointment, election or nomination for election by the Company's stockholders, of any new director is approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered a member of the Incumbent Board; PROVIDED, FURTHER, HOWEVER, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest;

                           (iii) Consummation of a merger, consolidation or
reorganization involving the Company, unless such merger, consolidation or reorganization results in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or parent thereof) more than fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity or parent thereof outstanding immediately after such merger, consolidation, or reorganization;

                           (iv) A complete liquidation or dissolution of the
Company; or

                           (v) The sale or other disposition of all or
substantially all of the assets of the Company to any Person (other than a transfer to a subsidiary).

                  f. COMPANY. For purposes of this Agreement, "Company" shall include Corning's "Successors and Assigns" (as hereinafter defined).

                  g. DISABILITY. For purposes of this Agreement, "Disability" shall mean a physical or mental infirmity which impairs the Executive's ability to substantially perform the Executive's duties with the Company for a period of: (i) one hundred eighty (180) consecutive days; or (ii) 180 days during any twelve (12) month period, and the Executive has not returned to full time employment prior to the Termination Date as stated in the "Notice of Termination".

                  h. GOOD REASON. For purposes of this Agreement, "Good Reason" shall mean the occurrence of any of the events or conditions described in subsections (i) through (vi) below, PROVIDED, HOWEVER, that the Executive gives the Company thirty (30) days' Notice of Termination (as defined below) (during which time the Company will have an opportunity to correct the condition constituting "Good Reason"), and PROVIDED, FURTHER, that such notice is submitted by the Executive no later than six (6) months after the occurrence of the event that is the basis for the "Good Reason":

                           (i) The Executive's good faith determination that any
of the following has occurred:

                                    (1) a material change in the Executive's
status, title, position or responsibilities which represents a material and adverse change from the Executive's status, title, position or responsibilities as in effect immediately prior to such change;

                                    (2) the assignment to the Executive of any
duties or responsibilities which are substantially inconsistent with the Executive's status, title, position or responsibilities as in effect immediately prior to such assignment; or

                                    (3) any removal of the Executive from or
failure to reappoint or reelect the Executive to any of such offices or positions, except in connection with the termination of the Executive's employment for Disability, Cause, as a result of the Executive's death or by the Executive other than for Good Reason;

                           (ii) a reduction in the Executive's base salary;

                           (iii) the Company's requiring the Executive to change
the location of his principal office which results in Executive having to commute more than 30 miles from his residence, without Executive's express consent, except for reasonably required travel on the Company's business which is not materially greater than such travel requirements prior to the Change in Control;

                           (iv) a material reduction by the Company in the kind
or level of employee benefits (other than base, bonus or long-term salary or compensation) to which the Executive is entitled at any time within ninety
(90) days preceding the commencement of a Potential Change in Control Period or the date of a Change in Control or at any time thereafter, (other than any such reduction which is part of, and generally consistent with, a general reduction applicable to all officers of the Company);

                           (v) any material breach by the Company of any
provision of this Agreement or any Employment Agreement between the Company and the Executive; or

                           (vi) the failure of the Company to obtain an
agreement from any Successors and Assigns to assume and agree to perform this Agreement, as contemplated in Section 8 hereof.

                  i. LONG-TERM CASH AMOUNT. For purposes of this Agreement, "Long-Term Cash Amount" shall mean any cash award granted to the Executive under the Company's Corporate Performance Plan while the Executive was actively employed. For purpose of this Section, the cash award shall be multiplied by a factor of 150%.

                  j. NOTICE OF TERMINATION. For purposes of this Agreement, "Notice of Termination" shall mean a written notice of termination of the Executive's employment from the Company, which notice indicates the Termination Date (as defined below), the specific termination provision in this Agreement relied upon and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

                  k. POTENTIAL CHANGE IN CONTROL PERIOD. For purposes of this Agreement, "Potential Change in Control Period" shall mean the period beginning on the date of execution (during the term of this Agreement) of an agreement with respect to a transaction the consummation of which would constitute or result in a Change in Control, and ending on the date immediately following the Change in Control date or the date on which such agreement is terminated or the transaction contemplated therein otherwise is abandoned.

                  l. SUCCESSORS AND ASSIGNS. For purposes of this Agreement, "Successors and Assigns" shall mean a corporation or other entity acquiring all or substantially all of the assets and business of the Company whether by operation of law or otherwise.

                  m. TERMINATION DATE. For purposes of this Agreement, "Termination Date" shall mean, in the case of the Executive's death, the Executive's date of death, in the case of Good Reason, the last day of the Executive's employment (which shall be no sooner than thirty (30) days after the Executive submits his Notice of Termination), and, in all other cases, the date specified in the Notice of Termination; PROVIDED, HOWEVER, that if the Executive's employment is terminated by the Company due to Disability, the date specified in the Notice of Termination shall be at least 30 days from the date the Notice of Termination is given to the Executive, provided that, in the case of Disability, the Executive shall not have returned to the full-time performance of the Executive's duties during such period of at least 30 days.

         3.       CHANGE IN CONTROL BENEFITS

                  a. If, during the term of this Agreement, a Change in Control occurs, the Executive shall be entitled to the following compensation and benefits:

                           (i)  the restrictions on any Long-Term Cash Amount
shall lapse and such cash award shall become 100% vested and payable;

                           (ii) the restrictions on any outstanding equity
incentive awards, including stock options and restricted stock, granted to the Executive under the Company's stock option and other stock incentive plans or under any other incentive plan or arrangement shall lapse and such incentive award shall become 100% vested and, in the case of stock options, immediately exercisable.

                  b. If, during the term of this Agreement, the Executive's employment with the Company shall be terminated within the Potential Change in Control Period or within four (4) years following a Change in Control, the Executive shall be entitled to the following compensation and benefits:

                           (i)  If the Executive's employment with the Company
shall be terminated (1) by the Company for Cause, (2) by the Executive other than for Good Reason, or (3) by reason of death or Disability, the Company shall pay to the Executive the Accrued Compensation.

                           (ii) If the Executive's employment with the Company
shall be terminated for any reason other than as specified in Section 3(b)(i), the Executive shall be entitled to the following:

                                    (1) the Company shall pay the Executive all
Accrued Compensation;

                                    (2) the Company shall pay the Executive as
severance pay and in lieu of any further compensation for periods subsequent to the Termination Date, in a single lump-sum payment, an amount in cash equal to two (2) times the sum of (A) the Base Amount, and (B) the Bonus Amount;

                                    (3) the restrictions on any Long-Term Cash
Amount shall lapse and such cash award shall become 100% vested and payable;

                                    (4) for a number of months equal to
twenty-four (24) months (the "Continuation Period"), the Company shall, at its expense, continue on behalf of the Executive and the Executive's dependents and beneficiaries the life insurance, disability, medical, dental and hospitalization benefits provided (A) to the Executive at any time during the 90-day period prior to the Change in Control or at any time thereafter or (B) to other similarly situated executives who continue in the employ of the Company during the Continuation Period. The coverage and benefits (including deductibles and costs) provided in this Section 3(b)(ii)(4) during the Continuation Period shall be no less favorable to the Executive and the Executive's dependents and beneficiaries, than the most favorable of such coverage and benefits provided to Corning executives in general during any of the periods referred to in clauses (A) and (B), above, of this subsection. This subsection 3(b)(ii)(4) shall not be interpreted so as to limit any benefits to which the Executive or the Executive's dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs or practices following the Executive's termination of employment, including without limitation, retiree medical and life insurance benefits. In lieu of the continuation of benefits referenced in this subsection 3(b)(ii)(4), the Executive may elect to waive such benefits and receive a one-time cash payment of $75,000 within 30 days of the Executive's Termination Date in full satisfaction of this provision;

                                    (5) the Executive may request the Company to
purchase the Executive's principal residence. Such purchase shall be made at the greater of (i) the residence's appraised value at the Termination Date, as determined in accordance with the Company's relocation policies in effect immediately prior to the Potential Change in Control Period or Change in Control (as applicable); (ii) the total cost of the residence plus improvements ("Protected Value"), as determined in accordance with the Company's Protected Value policy in effect as of the date of this Agreement, or (iii) the modified appraised market value defined to be the appraised market value of the Executive's principal residence at a point in time prior to the Change in Control announcement (the "Baseline") updated annually by an appropriate housing inflation index, or until the next "Baseline" is established. For purposes of this modified appraised value, the Company will undertake to obtain the appraised market value of the Executive's principal residence, to establish the Baseline, at least once every ten (10) years and no more frequently than once every four (4) years, and will maintain records of the values calculated under this modified appraised market value;

                                    (6) the restrictions on any outstanding
equity incentive awards, including stock options and restricted stock, granted to the Executive under the Company's stock option and other stock incentive plans or under any other incentive plan or arrangement shall lapse and such incentive award shall become 100% vested and, in the case of stock options, immediately exercisable;

                                    (7) the Executive's pension benefit
("Pension Benefit") will be calculated under the terms of the Company's Executive Supplemental Pension Plan after providing the Executive with an additional five (5) years of credited service under the plan. The Pension Benefit determined under this subsection 3(b)(ii)(7) shall commence at age 55, or as of the Termination Date if the Executive is already at least age 55, without giving effect to any actuarial reductions that may otherwise be imposed by the plan; and

                                    (8) the Executive shall be eligible for
comprehensive outplacement assistance up to a maximum benefit equal to 20% of base pay at the time of termination payable by the Company within one year directly to an outside vendor selected by the Executive. At the election of the Executive, a one-time taxable payment of 20% of base salary (up to a maximum of $65,000) may be paid in lieu of the benefit provided in the preceding sentence.

                  c. The amount provided for in subsection 3(a)(i) shall be paid in a single lump sum cash payment within fourteen (14) days of a Change in Control. The amounts provided for in subsection 3(b)(i), and subsections 3(b)(ii)(1) through 3(b)(ii)(4) inclusive and subsection 3(b)(ii)(8) shall be paid in a single lump sum cash payment within fourteen (14) days after the Executive's Termination Date (or earlier, if required by applicable law).

                  d. The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment.

         4. NOTICE OF TERMINATION. During the Potential Change in Control Period and on or following a Change in Control, any purported termination of the Executive's employment shall be communicated by a Notice of Termination to the Executive. For purposes of this Agreement, no such purported termination shall be effective without such Notice of Termination.

         5.       TAX GROSS-UP PAYMENTS

                  a. In the event that the severance and any other payments or benefits (including, without limitation, any accelerated vesting of equity-based awards) provided for in this Agreement or any other payments or benefits due to the Executive (individually, a "Payment", and collectively, the "Payments") (i) constitute "parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and (ii) but for this Section, would be subject to the excise tax imposed by Section 4999 of the Code (the "Excise Tax"), then the Executive shall receive a full gross-up ("Tax Gross-up") for any and all Excise Taxes imposed.

                  b. An initial determination as to whether the Excise Tax will be imposed, the amount of the Excise Tax and the calculated Tax Gross-up shall be made, at the Company's expense, by the accounting firm that is the Company's independent accounting firm as of the date of the Change in Control (the "Accounting Firm"). The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations and documentation, to the Company and the Executive within ten (10) days of the Termination Date, if applicable, or such other time as requested by the Company or by the Executive (provided the Executive reasonably believes that any of the Payments may be subject to the Excise Tax) and, if the Accounting Firm determines that no Excise Tax is payable by the Executive with respect to a Payment or Payments, it shall furnish the Executive with an opinion reasonably acceptable to the Executive that no Excise Tax will be imposed with respect to any such Payment or Payments. Within ten (10) days of the delivery of the Determination to the Executive, the Executive shall have the right to dispute the Determination (the "Dispute"). If there is no Dispute, the Determination shall be binding, final and conclusive upon the Company and the Executive.

                  c. As a result of uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Tax Gross-Up payments not made by the Company should have been made ("Underpayment"), or that Tax Gross-Up payments will have been made by the Company which should not have been made ("Overpayments"). In either such event, the Accounting Firm shall determine the amount of the Underpayment or Overpayment that has occurred. In the case of an Underpayment, the amount of such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive. In the case of an Overpayment, the Executive shall, at the direction and expense of the Company, take such steps as are reasonably necessary (including the filing of returns and claims for refund), follow reasonable instructions from, and procedures established by, the Company, and otherwise reasonably cooperate with the Company to correct such Overpayment.

                  d. Any other provision of this Section 5 notwithstanding, if the Excise Tax could be avoided by reducing the Payments by a present value (determined in accordance with any proposed, temporary or final regulations under Sections 280G or 4999 of the Code) of $45,000 or less, then the Payments shall be reduced to the extent necessary to avoid the Excise Tax and no Tax Gross-Up payment shall be made. If the Accounting Firm determines that the Payments are to be reduced under the preceding sentence, then the Company shall promptly give the Executive notice to that effect and a copy of the detailed calculation thereof. The Executive may then elect, in the Executive's sole discretion, which and how much of the Payments are to be eliminated or reduced (as long as after such election no Excise Tax will be payable) and shall advise the Company in writing of the Executive's election within 10 days of receipt of notice. If no such election is made by the Executive within such 10-day period, then the Company may elect which and how much of the Payments are to be eliminated or reduced (as long as after such election no Excise Tax will be payable) and shall notify the Executive promptly of such election.

         6. EMPLOYMENT TAXES. All payments made pursuant to this Agreement will be subject to applicable withholdings of income and employment taxes.

         7. SUCCESSORS; BINDING AGREEMENT. This Agreement shall be binding upon and shall inure to the benefit of the Company, its Successors and Assigns and the Company shall require any Successors and Assigns to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive or the Executive's beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal personal representative.

         8. NOTICE. For the purposes of this Agreement, notices and all other communications provided for in the Agreement (including the Notice of Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Chairman of the Board with a copy to the Secretary of the Company. All notices and communications shall be denied to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

         9. NON-EXCLUSIVITY OF RIGHTS; EFFECT ON CIC POLICY. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company (except for any severance or termination policies, plans, programs or practices) and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the Executive may have under any other agreements with the Company. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

         10. NO IMPLIED EMPLOYMENT RIGHTS. Nothing in this Agreement shall alter the Executive's status as an "at will" employee of the Company or be construed to imply that the Executive's employment is guaranteed for any period of time except as otherwise agreed in a written agreement signed by a duly authorized officer of the Company.

         11. MISCELLANEOUS. No provision of this Agreement may be modified, waived or discharged, unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representation, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

         12. GOVERNING LAW. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York without giving effect to the conflict of law principles thereof.

         13. ARBITRATION. Any dispute or controversy arising under or in connection with the subject matter, the interpretation, the application, or alleged breach of this Agreement ("Arbitrable Claims") shall be resolved by binding arbitration in the City of New York, New York, in accordance with the then-current National Rules for the Resolution of Employment Disputes of the American Arbitration Association. Arbitration shall be final and binding upon the parties and shall be the exclusive remedy for all Arbitrable Claims. Notwithstanding the foregoing, either party may bring an action in court to compel arbitration under this Agreement, to enforce an arbitration award, or to seek injunctive relief. THE PARTIES HEREBY WAIVE ANY RIGHT TO JURY TRIAL AS TO ARBITRABLE CLAIMS.

         14. LEGAL FEES AND EXPENSES. The Company shall pay or reimburse the Executive on an after-tax basis for all costs and expenses (including, without limitation, court and arbitrations cost and reasonable legal fees and expenses which reflect common practice with respect to the matters involved) incurred by the Executive as a result of any claim, action or proceeding arising out of this Agreement or the contesting, disputing or enforcing of any provision, right or obligation under this Agreement, except where it is finally determined that the Executive's position was entirely without merit and asserted in bad faith.

         15. SEVERABILITY. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

         16. ENTIRE AGREEMENT. The parties agree that the terms of this Agreement are intended to be the final expression of their agreement with respect to the subject matter of this Agreement and may not be contradicted by evidence of any prior or contemporaneous Agreement, except to the extent that the provisions of any such agreement have been expressly referred to in this Agreement as having continued effect. Any and all previous change in control agreements between the Company and the Executive are null and void and given no effect.

IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has executed this Agreement as of the day and year first above written.

         Corning Incorporated:


         By:     /s/  Kirk P. Gregg
              ---------------------------------------------------------
                 Kirk P. Gregg
                 Senior Vice President, Administration

         Executive:


                 /s/  Joseph A. Miller
              ---------------------------------------------------------
                 Joseph A. Miller

                                                                   EXHIBIT 10.8





                        Amendment to Corning Incorporated
                           Change-In-Control Agreement



         This amendment (the "Amendment"), dated as of February 1, 2004, is entered into between Corning Incorporated, a corporation organized under the laws of the State of New York ("Corning" or the "Company"), and Wendell P. Weeks (the "Executive") and amends the Change In Control Agreement - Version 2 (the "CIC Agreement") originally entered into between the Company and Executive on April 23, 2002.



                  1. Section 1 of the CIC Agreement is hereby deleted in its entirety and is replaced with the following:


                  "TERM OF AGREEMENT. This Agreement shall commence as of April 23, 2002 (the "Effective Date") and shall continue in effect until the Executive leaves the employ of the Company for any reason or until the Executive ceases to be an officer of Corning Incorporated and is also notified in writing (within 90 days of ceasing to be an officer of Corning) that this Agreement is null and void."

         Except as noted above, all other provisions of the CIC Agreement remain in effect with no changes.

IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has executed this Agreement as of the day and year first above written.


         Corning Incorporated:

         By:     /s/  John P. MacMahon
              ------------------------------------------------
                 John P. MacMahon
                 VP, Global Compensation & Benefits


         Executive:

                 /s/  Wendell P. Weeks
              ------------------------------------------------
                 Wendell P. Weeks

                                                                   EXHIBIT 10.9



                              CORNING INCORPORATED
                     CHANGE IN CONTROL AGREEMENT (Version 2)


         This Agreement, dated as of April 23, 2002, is entered into between Corning Incorporated, a corporation organized under the laws of the State of New York ("Corning" or "Company"), and Wendell P. Weeks (the "Executive").

         WHEREAS, the Board of Directors of the Company (the "Board") recognizes that the possibility of a Change in Control (as hereinafter defined) exists and that the threat or the occurrence of a Change in Control can result in significant distractions to its key management personnel because of the uncertainties inherent in such a situation; and

         WHEREAS, the Board has determined that it is essential and in the best interest of the Company and its stockholders to retain the services of the Executive in the event of a threat or occurrence of a Change in Control and to ensure the Executive's continued dedication and efforts in such event without undue concern for the Executive's personal, financial and employment security; and

         WHEREAS, in order to induce the Executive to remain in the employ of the Company, particularly in the event of a threat or the occurrence of a Change in Control, the Company desires to enter into this Agreement with the Executive to provide the Executive with certain benefits in connection with a Change in Control or a potential Change in Control; and

         WHEREAS, this Agreement is intended to supersede both the prior Change in Control provisions of the "comfort letter", dated June 1, 1998, regarding the Company's Executive Severance and Change-in-Control Policy (the "CIC Policy") and the Change in Control provisions of a certain Employment Agreement between the Company and Executive dated December 6, 2000,

         NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

         1. TERM OF AGREEMENT. This Agreement shall commence as of April 23, 2002 (the "Effective Date") and shall continue in effect until the third anniversary of the Effective Date, provided, that commencing on the second anniversary of the Effective Date and on each subsequent anniversary thereof, the term of this Agreement shall be automatically extended for one (1) year unless either the Company or the Executive shall have given written notice to the other at least ninety (90) days prior thereto that the term of this Agreement shall not be so extended; and provided, further, that notwithstanding any such notice by the Company not to extend, the term of this Agreement shall not expire during a Potential Change in Control Period (as hereinafter defined) or prior to the expiration of four (4) years after the date of a Change in Control that occurs during the term hereof (including during a Potential Change in Control Period).

         2.       DEFINITIONS.

                  a. ACCRUED COMPENSATION. For purposes of this Agreement, "Accrued Compensation" shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as hereinafter defined) but not paid as of the Termination Date, including (i) base salary, (ii) reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company during the period ending on the Termination Date, (iii) vacation pay, (iv) the Executive's target percentage for the annual Management Variable Compensation and GoalSharing plans (collectively, the "Bonus Plans") times the Executive's base salary, pro-rated to the last day of the month closest to the Termination Date, and (v) all other accrued and unpaid amounts under the Letter of Understanding between the Executive and the Company dated April 23, 2002.

                  b. BASE AMOUNT. For purposes of this Agreement, "Base Amount" shall mean the Executive's annual base salary at the rate in effect on the Termination Date, including all amounts of base salary that are deferred under the employee benefit plans of the Company or any other agreement or arrangement.

                  c. BONUS AMOUNT. For purposes of this Agreement, "Bonus Amount" shall mean the greater of (i) the amount paid or payable to the Executive under the Bonus Plans in the full calendar year preceding the calendar year in which the Termination Date occurred, or (ii) the Executive's target percentage (or, if higher, the percentage amount the Executive would have been entitled to under the Bonus Plans for performance in the Termination Year determined as of the last day of the month closest to the Termination Date) times the Base Amount.

                  d. CAUSE. For purposes of this Agreement, "Cause" shall mean:

(i) conviction of the Executive for a felony; (ii) the commission by the Executive of fraud or theft against, or embezzlement from, the Company, in each case that is materially and demonstrably damaging to the financial condition of the Company; and (iii) gross abdication in the performance of his duties (other than as a result of a disability or personal family problems) that has resulted in substantial and material damage to the Company, after a written demand for substantial performance is delivered to the Executive by the Board which specifically identifies the manner in which the Board believes he has not substantially performed his duties and he has been provided with a reasonable opportunity to cure any alleged gross abdication. For purposes of this section, no act or failure to act on Executive's part shall be considered to be reason for termination for Cause if done, or omitted to be done, by Executive in good faith and with the reasonable belief that the action or omission was in the best interests of the Company. Cause shall not exist unless and until there shall have been delivered to the Executive a copy of a resolution, duly adopted by the affirmative vote of not less than two thirds of the entire membership of the Board at a meeting of the Board held for the purpose (after ten (10) days' prior written notice to the Executive of such meeting and the purpose thereof and an opportunity for him, together with his counsel, to be heard before the Board at such meeting), of finding that in the good faith opinion of the Board, the Executive was guilty of the conduct set forth above in this Section and specifying the particulars thereof in detail. Anything herein to the contrary notwithstanding, if, following a termination of the Executive's employment by the Company for Cause based upon the conviction of the Executive for a felony, such conviction is overturned in a final determination on appeal, the Executive shall be entitled to the payments and the economic equivalent of the benefits the Executive would have received if his employment had been terminated by the Company without Cause.

                  e. CHANGE IN CONTROL. For purposes of this Agreement, a "Change in Control" shall mean any of the following events:

                           (i)  Any person (as such term is used in Sections
13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of the Company's then outstanding securities, or such beneficial owner increases its ownership in securities of the Company from 30% or more to 50% or more of the combined voting power of the Company's then outstanding securities (thereby resulting in a second Change in Control with respect to such beneficial owner and, accordingly, an extension of the term of this Agreement pursuant to Section
1 hereof);

                           (ii) The individuals who are members of the Board as
of the date this Agreement is approved by the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; PROVIDED, HOWEVER, that if the appointment, election or nomination for election by the Company's stockholders, of any new director is approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered a member of the Incumbent Board; PROVIDED, FURTHER, HOWEVER, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a
"Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest;

                           (iii) Consummation of a merger, consolidation or
reorganization involving the Company, unless such merger, consolidation or reorganization results in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or parent thereof) more than (50%) of the total voting power represented by the voting securities of the Company or such surviving entity or parent thereof outstanding immediately after such merger, consolidation, or reorganization;

                           (iv) A complete liquidation or dissolution of the
Company; or

                           (v) The sale or other disposition of all or
substantially all of the assets of the Company to any Person (other than a transfer to a subsidiary).

                  f. COMPANY. For purposes of this Agreement, "Company" shall include Corning's "Successors and Assigns" (as hereinafter defined).

                  g. DISABILITY. For purposes of this Agreement, "Disability" shall mean a physical or mental infirmity which impairs the Executive's ability to substantially perform the Executive's duties with the Company for a period of: (i) one hundred eighty (180) consecutive days; or (ii) 180 days during any twelve (12) month period, and the Executive has not returned to full time employment prior to the Termination Date as stated in the "Notice of Termination".

                  h. GOOD REASON. For purposes of this Agreement, "Good Reason" shall mean the occurrence of any of the events or conditions described in subsections (i) through (vi) below, PROVIDED, HOWEVER, that the Executive gives the Company thirty (30) days' Notice of Termination (as defined below) (during which time the Company will have an opportunity to correct the condition constituting "Good Reason"):

                           (i) a material change in the Executive's status,
title, position or responsibilities which represents a material and adverse change from the Executive's status, title, position or responsibilities as in effect immediately prior to such change; the assignment to the Executive of any duties or responsibilities which are substantially inconsistent with the Executive's status, title, position or responsibilities as in effect immediately prior to such assignment; or any removal of the Executive from or failure to reappoint or reelect the Executive to any of such offices or positions, except in connection with the termination of the Executive's employment for Disability, Cause, as a result of the Executive's death or by the Executive other than for Good Reason;

                           (ii) a reduction in the Executive's base salary;

                           (iii) the Company's requiring the Executive to change
the location of his principal office which results in Executive having to commute more than 30 miles from his residence, without Executive's express consent, except for reasonably required travel on the Company's business which is not materially greater than such travel requirements prior to thePotential Change in Control Period;

                           (iv) a material reduction by the Company in the kind
or level of employee benefits (other than base, bonus or long-term salary or compensation) to which the Executive is entitled at any time within ninety
(90) days preceding the commencement of a Potential Change in Control Period or the date of a Change in Control or at any time thereafter, (other than any such reduction which is part of, and generally consistent with, a general reduction applicable to all officers of the Company);

                           (v) any material breach by the Company of any
material provision of this Agreement or any Employment Agreement between the Company and the Executive;

                           (vi) the failure of the Company to obtain an
agreement from any Successors and Assigns to assume and agree to perform this Agreement, as contemplated in Section 8 hereof.

                  i. LONG-TERM CASH AMOUNT. For purposes of this Agreement, "Long-Term Cash Amount" shall mean any cash award granted to the Executive under the Company's Corporate Performance Plan while the Executive was actively employed. For purpose of this Section, the cash award shall be multiplied by a factor of 150%.

                  j. NOTICE OF TERMINATION. For purposes of this Agreement, "Notice of Termination" shall mean a written notice of termination of the Executive's employment from the Company, which notice indicates the Termination Date (as defined below), the specific termination provision in this Agreement relied upon and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

                  k. POTENTIAL CHANGE IN CONTROL PERIOD. For purposes of this Agreement, "Potential Change in Control Period" shall mean the period beginning on the date of execution (during the term of this Agreement) of an agreement with respect to a transaction the consummation of which would constitute or result in a Change in Control, and ending on the date immediately following the Change in Control date or the date on which such agreement is terminated or the transaction contemplated therein otherwise is abandoned.

                  l. SUCCESSORS AND ASSIGNS. For purposes of this Agreement, "Successors and Assigns" shall mean a corporation or other entity acquiring all or substantially all of the assets and business of the Company, whether by operation of law or otherwise.

                  m. TERMINATION DATE. For purposes of this Agreement, "Termination Date" shall mean, in the case of the Executive's death, the Executive's date of death, in the case of Good Reason, the last day of the Executive's employment (which shall be no sooner than thirty (30) days after the Executive submits his Notice of Termination), and, in all other cases, the date specified in the Notice of Termination; PROVIDED, HOWEVER, that if the Executive's employment is terminated by the Company due to Disability, the date specified in the Notice of Termination shall be at least 30 days from the date the Notice of Termination is given to the Executive, provided that, in the case of Disability, the Executive shall not have returned to the full-time performance of the Executive's duties during such period of at least 30 days.

         3.       CHANGE IN CONTROL BENEFITS

                  a. If, during the term of this Agreement, a Change in Control occurs, the Executive shall be entitled to the following compensation and benefits:

                           (1) the restrictions on any Long-Term Cash Amount
shall lapse and such cash award shall become 100% vested and payable; and

                           (2) the restrictions on any outstanding equity
incentive awards, including stock options and restricted stock, granted to the Executive under the Company's stock option and other stock incentive plans or under any other incentive plan or arrangement shall lapse and such incentive award shall become 100% vested and, in the case of stock options, immediately exercisable.

                  b. If, during the term of this Agreement, either (x) the Executive's employment is terminated by the Company without Cause or he resigns for Good Reason during a Potential Change in Control Period, or (y) the Executive's employment with the Company is terminated for any reason by the Company or the Executive resigns for any reason on or within four (4) years following a Change in Control, the Executive shall be entitled to the following compensation and benefits:

                           (1) the Company shall pay the Executive in a single
lump-sum payment, an amount in cash equal to three (3) times the sum of (A) the Base Amount, and (B) the Bonus Amount;

                           (2) the Company shall pay the Executive all Accrued
Compensation;

                           (3) the restrictions on any Long-Term Cash Amount
shall lapse and such cash award shall become 100% vested and payable;

                           (4) for a number of months equal to thirty-six
(36) months (the "Continuation Period"), the Company shall, at its expense, continue on behalf of the Executive and the Executive's dependents and beneficiaries the life insurance, disability, medical, dental and hospitalization benefits provided (A) to the Executive at any time during the 90-day period prior to the Change in Control or at any time thereafter or (B) to other similarly situated executives who continue in the employ of the Company during the Continuation Period. The coverage and benefits (including deductibles and costs) provided in this subsection 3(b)(4) during the Continuation Period shall be no less favorable to the Executive and the Executive's dependents and beneficiaries, than the most favorable of such coverage and benefits provided to Corning executives in general during any of the periods referred to in clauses
(A) and (B), above, of this subsection. This subsection 3(b)(4) shall not be interpreted so as to limit any benefits to which the Executive or the Executive's dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs or practices following the Executive's termination of employment, including without limitation, retiree medical and life insurance benefits. In lieu of the continuation of benefits referenced in this subsection 3(b)(4), the Executive may elect to waive such benefits and receive a one-time cash payment of $75,000 within 30 days of the Executive's Termination Date in full satisfaction of this provision;

                           (5) the Executive may request the Company to purchase
the Executive's principal residence. Such purchase shall be made at the greater of (i) the residence's appraised value at the Termination Date, as determined in accordance with the Company's relocation policies in effect immediately prior to the Potential Change in Control Period or Change in Control (as applicable); (ii) the total cost of the residence plus improvements
("Protected Value"), as determined in accordance with the Company's Protected Value policy in effect as of the date of this Agreement, or (iii) the modified appraised market value defined to be the appraised market value of the Executive's principal residence at a point in time prior to the Change in Control announcement (the "Baseline") updated annually by an appropriate housing inflation index, or until the next "Baseline" is established. For purposes of this modified appraised value, the Company will undertake to obtain the appraised market value of the Executive's principal residence, to establish the Baseline, at least once every ten (10) years and no more frequently than once every four (4) years, and will maintain records of the values calculated under this modified appraised market value;

                           (6) the restrictions on any outstanding equity
incentive awards, including stock options and restricted stock, granted to the Executive under the Company's stock option and other stock incentive plans or under any other incentive plan or arrangement shall lapse and such incentive award shall become 100% vested and, in the case of stock options, immediately exercisable;

                           (7) the Executive's pension benefit ("Pension
Benefit") will be calculated under the terms of the Company's Executive Supplemental Pension Plan ("SERP") after providing the Executive with an additional five (5) years age and service credit under the plan. The Executive shall be credited as having received annual compensation during each year of the 5-year period referenced above equal to the the sum of the Base Amount and the Bonus Amount for purposes of determining Executive's final average compensation under the SERP. The Pension Benefit determined under this subsection 3(b)(7) shall commence at age 55, or as of the Termination Date if the Executive is already at least age 55, without giving effect to any actuarial reductions that may otherwise be imposed by the plan; and

                           (8) the Executive shall be eligible for comprehensive
outplacement assistance up to a maximum benefit equal to 20% of base pay at the time of termination payable by the Company within one year directly to an outside vendor selected by the Executive. At the election of the Executive, a one-time taxable payment of 20% of base salary (up to a maximum of $65,000) may be paid in lieu of the benefit provided in the preceding sentence.

                  c. The amount provided for in subsection 3(a)(1) shall be paid in a single lump sum cash payment within fourteen (14) days of a Change in Control. The amounts provided for in subsections 3(b)(1), 3(b)(2), 3(b)(3), 3(b)(4) and 3(b)(8) shall be paid in a single lump sum cash payment within fourteen (14) days after the Executive's Termination Date (or earlier, if required by applicable law).

                  d. The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment.

         4. NOTICE OF TERMINATION. During the Potential Change in Control Period and on or following a Change in Control, any purported termination of the Executive's employment shall be communicated by a Notice of Termination to the Executive. For purposes of this Agreement, no such purported termination shall be effective without such Notice of Termination.

         5.       TAX GROSS-UP PAYMENTS

                  a. In the event that the severance and any other payments or benefits (including, without limitation, any accelerated vesting of equity-based awards) due to the Executive provided for in this Agreement or any other payments or benefits due to the Executive (individually, a "Payment" and collectively, the "Payments") (i) constitute "parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and (ii) but for this Section, would be subject to the excise tax imposed by Section 4999 of the Code (the "Excise Tax"), then the Executive shall receive a full gross-up ("Tax Gross-up") for any and all Excise Taxes imposed.

                  b. An initial determination as to whether the Excise Tax will be imposed, the amount of the Excise Tax and the calculated Tax Gross-up shall be made, at the Company's expense, by the accounting firm that is the Company's independent accounting firm as of the date of the Change in Control (the "Accounting Firm"). The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations and documentation, to the Company and the Executive within ten (10) days of the Termination Date, if applicable, or such other time as requested by the Company or by the Executive (provided the Executive reasonably believes that any of the Payments may be subject to the Excise Tax) and, if the Accounting Firm determines that no Excise Tax is payable by the Executive with respect to a Payment or Payments, it shall furnish the Executive with an opinion reasonably acceptable to the Executive that no Excise Tax will be imposed with respect to any such Payment or Payments. Within ten (10) days of the delivery of the Determination to the Executive, the Executive shall have the right to dispute the Determination (the "Dispute"). If there is no Dispute, the Determination shall be binding, final and conclusive upon the Company and the Executive.

                  c. As a result of uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Tax Gross-Up payments not made by the Company should have been made ("Underpayment"), or that Tax Gross-Up payments will have been made by the Company which should not have been made ("Overpayments"). In either such event, the Accounting Firm shall determine the amount of the Underpayment or Overpayment that has occurred. In the case of an Underpayment, the amount of such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive. In the case of an Overpayment, the Executive shall, at the direction and expense of the Company, take such steps as are reasonably necessary (including the filing of returns and claims for refund), follow reasonable instructions from, and procedures established by, the Company, and otherwise reasonably cooperate with the Company to correct such Overpayment.

                  d. Any other provision of this Section 5 notwithstanding, if the Excise Tax could be avoided by reducing the Payments by a present value (determined in accordance with any proposed, temporary or final regulations under Sections 280G or 4999 of the Code) of $45,000 or less, then the Payments shall be reduced to the extent necessary to avoid the Excise Tax and no Tax Gross-Up payment shall be made. If the Accounting Firm determines that the Payments are to be reduced under the preceding sentence, then the Company shall promptly give the Executive notice to that effect and a copy of the detailed calculation thereof. The Executive may then elect, in the Executive's sole discretion, which and how much of the Payments are to be eliminated or reduced (as long as after such election no Excise Tax will be payable) and shall advise the Company in writing of the Executive's election within 10 days of receipt of notice. If no such election is made by the Executive within such 10-day period, then the Company may elect which and how much of the Payments are to be eliminated or reduced (as long as after such election no Excise Tax will be payable) and shall notify the Executive promptly of such election.

         6. EMPLOYMENT TAXES. All payments made pursuant to this Agreement will be subject to applicable withholdings of income and employment taxes.

         7. SUCCESSORS; BINDING AGREEMENT. This Agreement shall be binding upon and shall inure to the benefit of the Company, its Successors and Assigns and the Company shall require any Successors and Assigns to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive or the Executive's beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal personal representative.

         8. NOTICE. For the purposes of this Agreement, notices and all other communications provided for in the Agreement (including the Notice of Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Chairman of the Board with a copy to the Secretary of the Company. All notices and communications shall be denied to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

         9. NON-EXCLUSIVITY OF RIGHTS; EFFECT ON CIC POLICY. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company (except for any severance or termination policies, plans, programs or practices) and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the Executive may have under any other agreements with the Company. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement. This Agreement shall supersede the Change in Control provisions of the CIC Policy and the Employment Agreement dated December 6, 2000.

         10. NO IMPLIED EMPLOYMENT RIGHTS. Nothing in this Agreement shall alter the Executive's status as an "at will" employee of the Company or be construed to imply that the Executive's employment is guaranteed for any period of time except as otherwise agreed in a written agreement signed by a duly authorized officer of the Company.

         11. MISCELLANEOUS. No provision of this Agreement may be modified, waived or discharged, unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representation, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

         12. GOVERNING LAW. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York without giving effect to the conflict of law principles thereof.

         13. ARBITRATION. Any dispute or controversy arising under or in connection with the subject matter, the interpretation, the application, or alleged breach of this Agreement ("Arbitrable Claims") shall be resolved by binding arbitration in the City of New York, New York, in accordance with the then-current National Rules for the Resolution of Employment Disputes of the American Arbitration Association. Arbitration shall be final and binding upon the parties and shall be the exclusive remedy for all Arbitrable Claims. Notwithstanding the foregoing, either party may bring an action in court to compel arbitration under this Agreement, to enforce an arbitration award, or to seek injunctive relief. THE PARTIES HEREBY WAIVE ANY RIGHT TO JURY TRIAL AS TO ARBITRABLE CLAIMS.

         14. LEGAL FEES AND EXPENSES. The Company shall pay or reimburse the Executive on an after-tax basis for all costs and expenses (including, without limitation, court and arbitrations cost and reasonable legal fees and expenses which reflect common practice with respect to the matters involved) incurred by the Executive as a result of any claim, action or proceeding arising out of this Agreement or the contesting, disputing or enforcing of any provision, right or obligation under this Agreement, except where it is finally determined that the Executive's position was entirely without merit and asserted in bad faith.

         15. SEVERABILITY. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

         16. ENTIRE AGREEMENT. The parties agree that the terms of this Agreement are intended to be the final expression of their agreement with respect to the subject matter of this Agreement and may not be contradicted by evidence of any prior or contemporaneous Agreement, except to the extent that the provisions of any such agreement have been expressly referred to in this Agreement as having continued effect. Any and all previous change in control agreements between the Company and the Executive (including, without limitation, the Change in Control provisions of the "comfort letter" pursuant to the CIC Policy) are null and void and given no effect.

IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has executed this Agreement as of the day and year first above written.

         Corning Incorporated:



         By:     /s/  Kirk P. Gregg
              ------------------------------------------------
                 Kirk P. Gregg
                 Senior Vice President, Administration

         Executive:



                 /s/  Wendell P. Weeks
              ------------------------------------------------
                 Wendell P. Weeks

                                                                     Exhibit 12
CORNING INCORPORATED AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(In millions, except ratios)

                                                     For the three months ended
                                                           March 31, 2004
                                                     --------------------------

Loss before income taxes                                     $      (64)
Adjustments:
    Distributed income of equity investees                            78
    Amortization of capitalized interest                               1
    Fixed charges net of capitalized interest                         41
                                                             -----------

Income before taxes and fixed charges, as adjusted                    56
                                                             ===========

Fixed charges:
   Interest incurred                                                  38
   Portion of rent expense which represents an
     appropriate interest factor                                       5
   Amortization of debt costs                                          1
                                                             -----------

Total fixed charges                                                   44
Capitalized interest                                                  (3)
                                                             -----------

Total fixed charges, net of capitalized interest                      41
                                                             ===========

Ratio of earnings to fixed charges                                   1.3
                                                             ===========

                                                                   Exhibit 31.1

                                 CERTIFICATIONS
                                 --------------


I, James R. Houghton, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Corning Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.





             May 4, 2004                           /s/ JAMES R. HOUGHTON
    -----------------------------          -------------------------------------
                Date                                  James R. Houghton
                                           Chairman and Chief Executive Officer

                                                                   Exhibit 31.2

                                 CERTIFICATIONS
                                 --------------


I, James B. Flaws, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Corning Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.





             May 4, 2004                         /s/ JAMES B. FLAWS
   ------------------------------     -----------------------------------------
                Date                               James B. Flaws
                                      Vice Chairman and Chief Financial Officer

                                                                   Exhibit 32.1



                              CORNING INCORPORATED

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Corning Incorporated (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, James R. Houghton and James B. Flaws, Chairman and Chief Executive Officer and Vice Chairman and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






       May 4, 2004                              /s/ JAMES R. HOUGHTON
---------------------------           -----------------------------------------
          Date                                    James R. Houghton
                                         Chairman and Chief Executive Officer




       May 4, 2004                               /s/ JAMES B. FLAWS
---------------------------           -----------------------------------------
          Date                                     James B. Flaws
                                      Vice Chairman and Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to Corning Incorporated and will be retained by Corning Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   Exhibit 99.1

                         Revised Operating Segment Data
                    For the years ended 2003, 2002, and 2001
                            (Unaudited; in millions)

------------------------------------------------------------------------------------------------------------------------------------
                                                          Telecom-      Display    Environmental   Life    Unallocated  Consolidated
                                                         munications Technologies  Technologies  Sciences   and Other       Total
------------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2003
Net sales                                                 $ 1,426      $   595       $    476     $    281   $    312    $  3,090
Depreciation (1)                                          $   246      $   110       $     80     $     38   $      6    $    480
Amortization of purchased intangibles                     $    37                                                        $     37
Research, development and engineering expenses (2)        $   120      $    55       $     87     $     28   $     54    $    344
Restructuring, impairment and other charges and
  credits (3)                                             $   (36)                                           $    147    $    111
Interest expense (4)                                      $    75      $    39       $     19     $      5   $     16    $    154
(Benefit) provision for income taxes                      $   (78)     $    45       $      5     $      7   $   (233)   $   (254)
(Loss) earnings before minority interests and equity
  (losses) earnings (5)                                   $  (158)     $    91       $      9     $     14   $   (461)   $   (505)
Minority interests (6)                                                                                             73          73
Equity in (losses) earnings of associated companies,
  net of impairments                                          (11)         144                                     76         209
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                         $  (169)     $   235       $      9     $     14   $   (312)   $   (223)
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity             $    59      $   299       $     30                $    590    $    978
Segment assets (7)                                        $ 1,901      $ 1,297       $    485     $    111   $  6,958    $ 10,752
Capital expenditures                                      $    15      $   251       $     69     $      7   $     49    $    391
------------------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 2002
Net sales                                                 $ 1,631      $   405       $    394     $    280   $    454    $  3,164
Depreciation (1)                                          $   379      $    79       $     50     $     22   $     88    $    618
Amortization of purchased intangibles                     $    41                                            $      2    $     43
Research, development and engineering expenses (2)        $   308      $    41       $     63     $     17   $     54    $    483
Restructuring, impairment and other charges and
  credits (3)                                             $ 1,722                    $      2     $      1   $    355    $  2,080
Interest expense (4)                                      $    99      $    29       $     16     $      5   $     30    $    179
(Benefit) provision for income taxes                      $  (722)     $    20       $      8     $     13   $    (45)   $   (726)
(Loss) earnings before minority interests and equity
  (losses) earnings (5)                                   $(1,838)     $    39       $     16     $     25   $   (236)   $ (1,994)
Minority interests (6)                                          1                                                  97          98
Equity in (losses) earnings of associated companies,
  net of impairments                                          (60)          80             16                      80         116
Income from discontinued operations                                                                               478         478
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                         $(1,897)     $   119       $     32     $     25   $    419    $ (1,302)
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity             $    72      $   187       $     30                $    457    $    746
Segment assets (7)                                        $ 2,243      $   913       $    428     $    126   $  7,696    $ 11,406
Capital expenditures                                      $    49      $    77       $     74     $      8   $    108    $    316
------------------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 2001
Net sales                                                 $ 4,458      $   323       $    379     $    267   $    620    $  6,047
Depreciation (1)                                          $   401      $    52       $     45     $     24   $     99    $    621
Amortization of purchased intangibles                     $    76                                                        $     76
Research, development and engineering expenses (2)        $   474      $    27       $     50     $     31   $     40    $    622
Restructuring, impairment and other charges and
  credits (3)                                             $ 5,404                    $      1     $     11   $    301    $  5,717
Interest expense (4)                                      $   104      $    16       $     10     $      4   $     19    $    153
Benefit for income taxes                                  $  (336)     $    14       $     12     $     (9)  $   (149)   $   (468)
Loss before minority interests and equity earnings (5)    $(5,215)     $    28       $     24     $    (17)  $   (513)   $ (5,693)
Minority interests (6)                                                                                             13          13
Equity in earnings of associated companies                     12           60              6                      70         148
Income from discontinued operations                                                                                34          34
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                         $(5,203)     $    88       $     30     $    (17)  $   (396)   $ (5,498)
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity             $   101      $   118       $     15                $    402    $    636
Segment assets (7)                                        $ 3,972      $   783       $    352     $    138   $  7,548    $ 12,793
Capital expenditures                                      $   941      $   232       $     62     $     14   $    368    $  1,617
------------------------------------------------------------------------------------------------------------------------------------

(1) Depreciation expense for Corning's reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment. Related depreciable assets are not allocated to segment assets.
(2) Non-direct research, development and engineering expenses are allocated to segments based upon direct project spending for each segment.
(3)  Related tax benefit:
       Year ended December 31, 2003: $17, $0, $0, $0, $32 and $49.
       Year ended December 31, 2002: $452, $0, $1, $0, $95 and $548.
       Year ended December 31, 2001: $282, $0, $0, $4, $113 and $399.
(4) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(5) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(6) Includes $30 million and $68 million in 2003 and 2002, respectively, related to impairment of long-lived assets of the conventional video components business.
(7) Includes inventory, accounts receivable, property and investments in associated equity companies.

A reconciliation of reportable segment net income (loss) to consolidated net loss follows (in millions):
-------------------------------------------------------------------------------------------------------------------------------
                                                                                 Years ended December 31,
                                                                         ---------------------------------------
                                                                           2003            2002           2001
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss) of reportable segments                                 $     89       $  (1,721)      $ (5,102)
Non-reportable operating segments net (loss) income (1)                      (139)            (29)             1
Unallocated amounts:
    Non-segment loss and other (2)                                            (51)            (24)           (43)
    Amortization of goodwill                                                                                (363)
    Non-segment restructuring, impairment and
       other (charges) and credits                                            (13)           (208)          (191)
    Asbestos settlement                                                      (413)
    Interest income                                                            32              41             68
    Gain on repurchases of debt                                                19             176
    Benefit (provision) for income taxes (3)                                  170             (24)            94
    Minority interests                                                                          1
    Equity in earnings of associated companies (4)                             83               8              4
    Income from discontinued operations                                                       478             34
                                                                         --------       ---------       --------
Net loss                                                                 $   (223)      $  (1,302)      $ (5,498)
-------------------------------------------------------------------------------------------------------------------------------

(1)  Includes the results of non-reportable operating segments.
(2)  Includes  the  results  of  non-segment   operations  and  other  corporate
     activities.
(3) Includes tax associated with non-segment restructuring, impairment and other charges.
(4) Includes amounts derived from corporate investments, primarily Dow Corning Corporation in 2003.

The following table provides net sales for the Telecommunications segment (in millions):
-------------------------------------------------------------------------------------------------------------------------------
                                                                                 Years ended December 31,
                                                                         ---------------------------------------
                                                                           2003            2002           2001
-------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Optical fiber and cable                                               $     760      $     859       $  2,889
   Hardware and equipment                                                      612            661          1,022
   Photonic technologies                                                        54            111            547
                                                                         ---------      ---------       --------
     Total net sales                                                     $   1,426      $   1,631       $  4,458
-------------------------------------------------------------------------------------------------------------------------------

A reconciliation of reportable segment assets to consolidated assets follows (in millions):
-------------------------------------------------------------------------------------------------------------------------------
                                                                                 Years ended December 31,
                                                                         ---------------------------------------
                                                                           2003            2002           2001
-------------------------------------------------------------------------------------------------------------------------------
Total assets of reportable segments                                      $  3,794       $   3,710       $  5,245
Non-reportable operating segments assets                                      683             915          1,298
Unallocated amounts:
    Current assets (1)                                                      1,698           2,746          2,723
    Investments (2)                                                           211              25             80
    Property, net (3)                                                         973             903            636
    Other non-current assets (4)                                            3,393           3,107          2,811
                                                                         --------       ---------       --------
Total assets                                                             $ 10,752       $  11,406       $ 12,793
-------------------------------------------------------------------------------------------------------------------------------

(1) Includes current corporate assets, primarily cash, short-term investments and deferred taxes.
(2) Represents corporate investments in associated companies, at both cost and equity.
(3) Represents corporate property not specifically identifiable to an operating segment.
(4)  Includes non-current corporate assets, pension assets and deferred taxes.

                                                                   Exhibit 99.2


                  Reconciliation of Non-GAAP Financial Measures
                  ---------------------------------------------

Quarter 1, 2004
(Unaudited; amounts in millions, except per share amounts)


                                                                       After-tax
                                                                      & minority
                                          Per Share      Pre tax       interest
                                          ---------      ------       ----------

Earnings per share (EPS) and net income,
  excluding certain items                 $   0.08       $   12        $   115

Certain items:
Restructuring, impairment and other
  charges and (credits) (1)                  (0.02)         (34)           (21)

Asbestos settlement (2)                      (0.01)         (19)           (18)

(Loss) gain on repurchases and
  retirement of debt, net (3)                (0.01)         (23)           (21)
                                          --------       ------        -------

Total EPS and net income                  $   0.04       $  (64)       $    55
                                          ========       ======        =======


(1) This charge primarily related to the consolidation of our high purity fused silica manufacturing facility in Charleston, South Carolina. This charge also included a credit related to prior years' restructuring charges, principally in the Telecommunications segment.

(2) As part of Corning's asbestos settlement for Pittsburgh Corning, Corning will be contributing 25 million shares of Corning common stock to the trust, along with some cash. The common stock is currently expected to be contributed to the trust in 2004, after the claimants have approved the plan and all appeals have been resolved. Until the common stock is contributed to the trust, changes in its market value will be recognized in our quarterly results. At the end of the first quarter, we recorded a charge of $19 million pre tax and $18 million after tax to reflect the increase in Corning's stock price over the past quarter from $10.43 to $11.18.

(3) This charge is related to debt-for-equity exchanges pertaining to our 3.5% convertible bonds due in 2008.