Form 10-Q
period 2004-09-30
CORNING INC /NY
filed 2004-10-28
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2004
                                 ------------------

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

1,402,238,744   shares  of  Corning's  Common  Stock,   $0.50  Par  Value,  were
outstanding as of October 15, 2004.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. Financial Statements

                                                                          Page
                                                                          ----

    Consolidated Statements of Operations (Unaudited) for
       the three and nine months ended September 30, 2004 and 2003          3

    Consolidated Balance Sheets at September 30, 2004 (Unaudited)
       and December 31, 2003                                                4

    Consolidated Statements of Cash Flows (Unaudited) for the nine
       months ended September 30, 2004 and 2003                             5

    Notes to Consolidated Financial Statements (Unaudited)                  6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       24

Item 3. Quantitative and Qualitative Disclosures About Market Risk         47

Item 4. Controls and Procedures                                            47


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                  48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        53

Item 6. Exhibits                                                           54

Signatures                                                                 55

Exhibit Index                                                              56

Certifications                                                             66

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions, except per share amounts)



                                                                  For the three months            For the nine months
                                                                   ended September 30,            ended September 30,
                                                                -------------------------      --------------------------
                                                                   2004           2003           2004            2003
                                                                ----------      ---------      ---------      -----------
Net sales                                                       $   1,006       $    772       $   2,821      $   2,270
Cost of sales                                                         602            546           1,771          1,663
                                                                ---------       --------       ---------      ---------

Gross margin                                                          404            226           1,050            607

Operating expenses:
   Selling, general and administrative expenses                       153            147             479            447
   Research, development and engineering expenses                      88             80             257            258
   Amortization of purchased intangibles                                9             10              28             28
   Restructuring, impairment and other charges and
     (credits) (Notes 4 and 8)                                      1,794            (10)          1,794             90
   Asbestos settlement (Note 5)                                       (50)            51              16            388
                                                                ---------       --------       ---------      ---------

Operating (loss) income                                            (1,590)           (52)         (1,524)          (604)

Interest income                                                         6              7              16             24
Interest expense                                                      (36)           (36)           (109)          (118)
(Loss) gain on repurchases and retirement
  of debt, net (Note 11)                                               (4)             2             (36)            19
Other income, net                                                       5              5               6             11
                                                                ---------       --------       ---------      ---------

(Loss) before income taxes                                         (1,619)           (74)         (1,647)          (668)
(Provision) benefit for income taxes (Note 9)                        (985)            30            (997)           208
                                                                ---------       --------       ---------      ---------

(Loss) before minority interests and
  equity earnings                                                  (2,604)           (44)         (2,644)          (460)
Minority interests                                                     (3)             2             (14)            72
Equity in earnings of associated companies, net of
  impairments (Note 7)                                                 96             75             310            194
                                                                ---------       --------       ---------      ---------

(Loss) income from continuing operations                           (2,511)            33          (2,348)          (194)
Income from discontinued operation (Note 3)                            20                             20
                                                                ---------       --------       ---------      ---------
Net (loss) income                                               $  (2,491)      $     33       $  (2,328)     $    (194)
                                                                =========       ========       =========      =========

Basic (loss) earnings per common share from:
   Continuing operations                                        $   (1.79)      $   0.03       $   (1.70)     $   (0.15)
   Discontinued operation                                            0.01                           0.01
                                                                ---------       --------       ---------      ---------
Basic (loss) earnings per common share                          $   (1.78)      $   0.03       $   (1.69)     $   (0.15)
                                                                =========       ========       =========      =========

Diluted (loss) earnings per common share from:
   Continuing operations                                        $   (1.79)      $   0.02       $   (1.70)     $   (0.15)
   Discontinued operation                                            0.01                           0.01
                                                                ---------       --------       ---------      ---------
Diluted (loss) earnings per common share                        $   (1.78)      $   0.02       $   (1.69)     $   (0.15)
                                                                =========       ========       =========      =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
               (Unaudited; in millions, except per share amounts)


                                                                                         September 30,       December 31,
                                                                                             2004                2003
                                                                                         -------------       ------------
Assets

Current assets:
   Cash and cash equivalents                                                              $   1,147           $     833
   Short-term investments, at fair value                                                        592                 433
                                                                                          ---------           ---------
     Total cash, cash equivalents and short-term investments                                  1,739               1,266
   Trade accounts receivable, net of doubtful accounts and allowances - $36 and $38             538                 525
   Inventories (Note 6)                                                                         498                 467
   Deferred income taxes (Note 9)                                                                81                 242
   Other current assets                                                                         214                 194
                                                                                          ---------           ---------
       Total current assets                                                                   3,070               2,694

Investments (Note 7)                                                                          1,233               1,045
Property, net of accumulated depreciation - $3,408 and $3,415 (Note 4)                        3,505               3,620
Goodwill (Note 8)                                                                               276               1,735
Other intangible assets, net (Note 8)                                                           132                 166
Deferred income taxes (Note 9)                                                                  450               1,225
Other assets                                                                                    203                 267
                                                                                          ---------           ---------

Total Assets                                                                              $   8,869           $  10,752
                                                                                          =========           =========
Liabilities and Shareholders' Equity

Current liabilities:
   Loans payable                                                                          $     214           $     146
   Accounts payable                                                                             489                 333
   Other accrued liabilities (Notes 5 and 10)                                                 1,027               1,074
                                                                                          ---------           ---------
       Total current liabilities                                                              1,730               1,553

Long-term debt (Note 11)                                                                      2,438               2,668
Postretirement benefits other than pensions (Notes 1 and 2)                                     605                 619
Other liabilities (Note 5)                                                                      498                 412
Commitments and contingencies (Note 12)
Minority interests                                                                               30                  36
Shareholders' equity:
   Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
     Series C mandatory convertible preferred stock - Shares issued: 5.75 million;
     Shares outstanding: 637 thousand and 854 thousand                                           64                  85
   Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion;
     Shares issued: 1,418 million and 1,401 million                                             709                 701
   Additional paid-in capital                                                                10,342              10,298
   Accumulated deficit                                                                       (7,472)             (5,144)
   Treasury stock, at cost; Shares held: 17 million and 58 million                             (166)               (574)
   Accumulated other comprehensive income                                                        91                  98
                                                                                          ---------           ---------
       Total shareholders' equity                                                             3,568               5,464
                                                                                          ---------           ---------

Total Liabilities and Shareholders' Equity                                                $   8,869           $  10,752
                                                                                          =========           =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)


                                                                                         For the nine months ended
                                                                                               September 30,
                                                                                         -------------------------
                                                                                             2004         2003
                                                                                          ---------     --------
Cash flows from operating activities:
   (Loss) income from continuing operations                                               $ (2,348)     $  (194)
   Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
     Amortization of purchased intangibles                                                      28           28
     Depreciation                                                                              359          363
     Restructuring, impairment and other charges and (credits)                               1,794           90
     Asbestos settlement                                                                        16          388
     Loss (gain) on repurchases and retirement of debt, net                                     36          (19)
     Undistributed earnings of associated companies                                           (199)         (84)
     Minority interests, net of dividends paid                                                  14          (76)
     Deferred taxes                                                                            939         (259)
     Interest expense on convertible debentures                                                  4           15
     Restructuring payments                                                                    (75)        (201)
     Income tax refund                                                                                      191
     Customer deposits                                                                         100
     Changes in certain working capital items:
        Trade accounts receivable                                                              (29)           5
        Inventories                                                                            (52)          73
        Other current assets                                                                   (25)          34
        Accounts payable and other current liabilities, net of restructuring payments           29         (228)
     Other, net                                                                                 52          (60)
                                                                                          --------      -------
Net cash provided by operating activities                                                      643           66
                                                                                          --------      -------

Cash flows from investing activities:
   Capital expenditures                                                                       (556)        (204)
   Net proceeds from sale of businesses                                                        100            9
   Net proceeds from sale or disposal of assets                                                 46           39
   Net increase in long-term investments and other long-term assets                                          (4)
   Short-term investments - acquisitions                                                      (969)      (1,426)
   Short-term investments - liquidations                                                       810        1,481
   Restricted investments - liquidations                                                         6           16
                                                                                          --------      -------
Net cash used in investing activities                                                         (563)         (89)
                                                                                          --------      -------

Cash flows from financing activities:
   Net repayments of loans payable                                                            (111)        (160)
   Proceeds from issuance of long-term debt, net                                               442
   Repayments of long-term debt                                                               (154)      (1,100)
   Proceeds from issuance of common stock, net                                                  33          651
   Cash dividends to preferred shareholders                                                     (6)         (15)
   Proceeds from the exercise of stock options                                                  34
                                                                                          --------      -------
Net cash provided by (used in) financing activities                                            238         (624)
                                                                                          --------      -------
Effect of exchange rates on cash                                                                (4)          30
                                                                                          --------      -------
Net increase (decrease) in cash and cash equivalents                                           314         (617)
Cash and cash equivalents at beginning of period                                               833        1,426
                                                                                          --------      -------

Cash and cash equivalents at end of period                                                $  1,147      $   809
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported therein. Significant estimates and assumptions in these consolidated financial statements include restructuring and other charges and credits, allowances for doubtful accounts receivable, estimates of fair value associated with goodwill and long-lived asset impairment tests, estimates of the fair value of assets held for disposal, environmental and legal liabilities, income taxes including deferred tax valuation allowances, and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim consolidated financial statements should be read in conjunction with Corning's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts for 2003 were reclassified to conform to 2004 classifications.

Stock-Based Compensation

We apply Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for our stock-based compensation plans. The following table illustrates the effect on (loss) income and (loss) earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to stock-based employee compensation.

(In millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Three months                       Nine months
                                                                          ended September 30,               ended September 30,
                                                                       -------------------------        -------------------------
                                                                          2004            2003             2004            2003
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations - as reported                          $  (2,511)     $      33         $ (2,348)        $  (194)
Add:  Stock-based employee compensation expense
  determined under APB No. 25, included in reported
  net (loss) income, net of tax                                                                                3               1
Less:  Stock-based employee compensation expense
  determined under fair value based method, net of tax                       (20)           (38)             (77)           (106)
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations - pro forma                            $  (2,531)     $      (5)        $ (2,422)        $  (299)

(Loss) earnings per common share:
    Basic - as reported                                                $   (1.79)     $    0.03         $  (1.70)        $ (0.15)
    Basic - pro forma                                                  $   (1.81)          0.00         $  (1.76)        $ (0.24)

    Diluted - as reported                                              $   (1.79)     $    0.02         $  (1.70)        $ (0.15)
    Diluted - pro forma                                                $   (1.81)          0.00         $  (1.76)        $ (0.24)
------------------------------------------------------------------------------------------------------------------------------------

For purposes of SFAS 123 fair value disclosures,  each option grant's fair value is estimated on the grant date using the
Black-Scholes option pricing model. The following  are  weighted-average  assumptions  used for  grants  under our stock plans:

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Three months                       Nine months
                                                                          ended September 30,               ended September 30,
                                                                         ---------------------            ----------------------
                                                                          2004            2003             2004            2003
------------------------------------------------------------------------------------------------------------------------------------
Expected life in years                                                       4               5                4               5
Risk free interest rate                                                  3.62%           3.59%            3.34%           3.02%
Expected volatility                                                        50%           80.4%              50%           78.7%
------------------------------------------------------------------------------------------------------------------------------------

During the first quarter of 2004, Corning updated its analysis of the historical stock option exercise behavior of its employees, among other relevant factors, and determined that the best estimate of the stock options' expected term granted in the first quarter was 4 years, compared to our previous expected term estimate of 5 years. Additionally, Corning used a 10-year mean reversion analysis, as allowed by SFAS 123, to determine the volatility assumption also used to estimate the fair value of options granted in the first quarter. Prior to 2004, Corning used historical trailing volatility for a period equal to the expected term of our stock options. Corning believes a mean reversion analysis provides a better estimate of future volatility expectations.

Changes in the status of outstanding options follow:

--------------------------------------------------------------------------------
                                         Number of Shares     Weighted-Average
                                          (in thousands)       Exercise Price
--------------------------------------------------------------------------------
Options outstanding December 31, 2003         135,352             $ 20.58
Options granted under plans                     9,461             $ 11.66
Options exercised                              (5,900)            $  5.93
Options terminated                             (1,115)            $ 28.24
                                              -------
Options outstanding September 30, 2004        137,798             $ 20.43
                                              =======
Options exercisable September 30, 2004        100,468             $ 24.04
--------------------------------------------------------------------------------

New Accounting Standard

In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP No. 106-2), which provides guidance on how companies should account for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") on its postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are "actuarially equivalent" to the Medicare benefit. Corning has determined that its postretirement health care plans' prescription drug benefits are actuarially equivalent to Medicare Part D benefits to be provided under the Act. Effective July 1, 2004, Corning prospectively adopted the accounting guidance of FSP No. 106-2, which reduced our postretirement health care and life insurance plans' accumulated postretirement benefit obligation by $73 million and will reduce the related annual expense by $10 million. For the three months ended September 30, 2004, our postretirement benefit expense decreased $3 million reflecting the adoption of this accounting guidance.

2.   Employee Retirement Plans

The following table summarizes the components of net periodic benefit cost for Corning's defined benefit pension and postretirement health care and life insurance plans (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Pension benefits                              Postretirement benefits
------------------------------------------------------------------------------------------------------------------------------------
                                             Three months           Nine months              Three months           Nine months
                                            ended Sept. 30,       ended Sept. 30,           ended Sept. 30,       ended Sept. 30,
                                         --------------------   -------------------      --------------------    ------------------
                                          2004          2003    2004          2003         2004         2003     2004         2003
------------------------------------------------------------------------------------------------------------------------------------
Service cost                             $   10       $    8    $   30      $   27       $    2      $    2    $     7       $   7
Interest cost                                33           28        99         101           11          12         36          36
Expected return on plan assets              (37)         (33)     (111)       (120)
Amortization of net loss                      5            3        16           5            1           1          5           3
Amortization of prior service cost            2            2         6           8           (1)         (1)        (5)         (4)
                                         ------------------------------------------------------------------------------------------
Net periodic benefit expense                 13            8        40          21           13          14         43          42

Curtailment loss (gain)                                                          8                                              (5)
Special termination benefits                                                    14                                              10
                                         ------------------------------------------------------------------------------------------
Total expense                            $   13       $    8    $   40      $   43       $   13      $   14    $    43       $  47
------------------------------------------------------------------------------------------------------------------------------------

For the nine months ended September 30, 2004, we contributed $44 million to our domestic and international pension plans.

3.   Discontinued Operation

On December 13, 2002, we completed the sale of our precision lens business to 3M Company ("3M") for cash proceeds up to $850 million, of which $50 million was deposited in an escrow account. 3M notified Corning that 3M believed it had certain claims arising out of the representations and warranties made by Corning in connection with the sale of the precision lens business to 3M. In the third quarter of 2004, Corning and 3M reached a final settlement agreement for the funds held in escrow. Accordingly, we recognized a gain of $20 million upon receipt of $20 million of proceeds. This gain is included in income from discontinued operation in the consolidated statements of operations.

4. Restructuring, Impairment and Other Charges and (Credits)

2004 Restructuring Actions

Third Quarter
-------------
In the third quarter of 2004, we recorded restructuring, impairment and other charges and (credits) of $1,794 million. A summary of the charges and credits follows:

..    We recorded a charge of $1,420  million to impair a significant  portion of our Telecommunications segment goodwill balance. Refer to Note 8 for additional information on this charge.
..    We recorded a $350  million  charge to impair  certain  fixed assets of our
     Telecommunications segment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This charge primarily relates to our third quarter decision to permanently abandon approximately $332 million of construction in progress at our optical fiber manufacturing facility in Concord, North Carolina that had been stopped in 2002. As a result of our lowered outlook, we have permanently abandoned this construction in progress as we no longer believe the demand for optical fiber will warrant the investment necessary to complete this facility.
..    We  recorded  an asset  held for use  impairment  charge of $24  million to impair certain fixed assets and intangible assets other than goodwill in accordance with SFAS 144. Due to our decision to permanently abandon
     certain   fixed   assets   and  lower  our   long-term   outlook   for  the
     Telecommunications segment, we determined that an event of impairment, as defined by SFAS 144, had occurred in our Telecommunications segment which required us to test the segment's long-lived assets other than goodwill for impairment. We assess recoverability of the carrying value of long-lived assets at the lowest level for which indentifiable cash flows are largely independent of the cash flows of other assets and liabilities. We estimated the fair value of the long-lived assets using the discounted cash flow approach as a measure of fair value. As a result of our impairment evaluation, we recorded an impairment charge to write-down certain assets to their estimated fair values.
..    We  recorded a gain of $8 million  related to proceeds in excess of assumed salvage values for assets of Corning Asahi Video Products Company (CAV) that were previously impaired but later sold to a Henan Anyang CPT Glass Bulb Group, Electronic Glass Co., Ltd. (Henan Anyang), located in China. CAV was our 51% owned affiliate that manufactured glass panels and funnels for use in conventional televisions that was shut down in 2003. This represents the substantial completion of the sale of CAV's assets.
..    We  recorded a loss of $14  million on the sale of our  frequency  controls business for net cash proceeds of $80 million. The frequency controls business, which was part of our Telecommunications segment, had annual sales of $76 million.
..    We recorded  net credits of $6 million  comprised of  adjustments  to prior years' restructuring and impairment charges.

Second Quarter
--------------
In the second quarter of 2004, we recorded credits of $34 million included in restructuring, impairment and other charges and (credits). A summary of these credits follows:

..    We  recorded a $25  million  gain  related to proceeds in excess of assumed salvage values for assets of CAV that were previously impaired but later sold to Henan Anyang.
..    We recorded a $9 million credit  comprised of reversals of reserves related to prior years' restructuring charges.

First Quarter
-------------
In the first quarter of 2004, we recorded net charges of $34 million included in restructuring, impairment and other charges and (credits). A summary of these charges and credits follow:

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

The following table details the charges, credits and balances of the restructuring liabilities as of and for the nine months ended
September 30, 2004 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                             Nine months                                                 Remaining
                                                             ended Sept.       Revisions        Net          Cash       reserve at
                                                January 1,    30, 2004        to existing    charges/      payments      Sept. 30,
                                                   2004        charge            plans      (reversals)     in 2004        2004
------------------------------------------------------------------------------------------------------------------------------------

Restructuring charges:
  Employee related costs                         $      78                   $       4       $      4      $    (55)   $      27
  Other charges                                        108    $       2             (4)            (2)          (20)          86
                                                 --------------------------------------------------------------------------------
     Total restructuring charges                 $     186    $       2      $       0       $      2      $    (75)   $     113
                                                 --------------------------------------------------------------------------------

Impairment of long-lived assets:
  Goodwill                                                    $   1,420                      $  1,420
  Assets to be disposed of by sale
    or abandonment                                                  350      $     (55)           295
  Assets to be held and used                                  $      24                      $     24
                                                              ---------------------------------------

Other:
  Accelerated depreciation                                    $      39                      $     39
  Loss on sale of frequency controls business                 $      14                      $     14
                                                              ---------------------------------------

Total restructuring, impairment and other
  charges and (credits)                                       $   1,849      $     (55)      $  1,794
------------------------------------------------------------------------------------------------------------------------------------

Cash payments for employee related costs will be substantially complete by the end of 2005, while payments for exit activities will be substantially complete by the end of 2007. As of September 30, 2004, all of the 1,975 employees from the 2003 restructuring plans have been separated.

2003 Restructuring Actions

Third Quarter
-------------
In the third quarter of 2003, we recorded net credits of $10 million included in restructuring, impairments and other charges (credits). A summary of the charges and credits follows:

..    We recorded a loss of $13 million for the completion of the sale of certain photonic technologies assets of our Telecommunications segment to Avanex Corporation (Avanex).
..    We  recorded  a charge of $3 million  related  to the exit of the  photonic technologies business for employee separation costs.
..    We  recorded  credits of $20  million  for the  reversal  of  restructuring reserves related to prior years' restructuring charges, primarily in the Telecommunications segment.
..    We  recorded a gain of $5 million  related to proceeds in excess of assumed salvage values for assets of CAV that were previously impaired but later sold to a Henan Anyang.
..    We recorded a gain of $1 million on the sale of  previously  impaired  cost investments in the Telecommunications segment that were later sold to a third party.

Second Quarter
--------------
In the second quarter of 2003, we recorded net charges of $49 million included in restructuring, impairment and other charges and (credits). A summary of these charges and credits follows:

..    We recorded a charge of $54 million related to the shut down of CAV.
..    We  recorded a charge of $33  million  related to the exit of the  photonic technologies business.
..    We recorded a charge of $38 million related to restructuring and impairment actions in the Telecommunications segment and administrative staffs.
..    We recorded a credit of $76 million  related to prior years'  restructuring and impairment charges, primarily in the Telecommunications segment.

First Quarter
-------------
In the first quarter of 2003 we recorded net charges of $51 million included in restructuring, impairment and other charges and (credits). A summary of these charges and credits follows:

..    We recorded a $17 million  charge  associated  with the  discontinuance  of optical switching, which was part of our Telecommunications segment.
..    We  recorded a $5  million  charge for other  than  temporary  declines  in certain cost investments in the Telecommunications segment.
..    We  recorded a $33  million  reversal of prior  years'  charges  related to revised cost estimates of existing restructuring plans.
..    We recorded a $62 million asset impairment charge related to CAV.

The following table details the charges, credits and balances of the restructuring reserves as of September 30, 2003 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                  Nine months                            Nine months ended               Remaining
                                                  ended Sept.     Reversals       Net     Sept. 30, 2003      Cash      reserve at
                                     January 1,    30, 2003      to existing   charges/      Non-cash       payments     Sept. 30,
                                        2003        charge          plans     (reversals)     charges        in 2003       2003
------------------------------------------------------------------------------------------------------------------------------------
Restructuring charges:
  Employee related costs               $  273       $    84       $   (59)      $   25        $ (27)        $  (170)    $   101
  Other charges                           132            33           (21)          12                          (31)        113
                                       -----------------------------------------------------------------------------------------
     Total restructuring charges       $  405       $   117       $   (80)      $   37        $ (27)        $  (201)    $   214
                                       -----------------------------------------------------------------------------------------

Impairment of long-lived assets:
  Assets to be held and used                        $    62                     $   62
  Assets to be disposed of by sale
    or abandonment                                       28       $   (54)         (26)
  Cost investments                                        5            (1)           4
                                                    -----------------------------------
     Total impairment charges                       $    95       $   (55)      $   40
                                                    -----------------------------------

Other charges:
Loss on Avanex transaction                          $    13                     $   13

Total restructuring, impairment and other
  charges and (credits)                             $   225       $  (135)      $   90
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

When the plan becomes effective, our settlement will require the contribution of our equity interest in PCC, our one-half equity interest in Pittsburgh Corning Europe N.V. (PCE), and 25 million shares of our common stock. The common stock will be marked-to-market each quarter until the settlement plan is approved, thus resulting in adjustments to income and the settlement liability as appropriate. The agreement also includes the contribution of cash payments with a current value of $142 million over six years beginning one year after the plan becomes effective. In addition, we will assign insurance policy proceeds from our primary insurance and a portion of our excess insurance as part of the settlement.

The following summarizes the charges we have recorded to reflect the initial settlement and mark-to-market the value of our common stock (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                           Three months                           Nine months
                                                        ended September 30,                   ended September 30,
                                                       ---------------------                 ---------------------
                                                        2004           2003                   2004            2003
------------------------------------------------------------------------------------------------------------------------------------
Asbestos settlement charge (credit)                    $  (50)         $  51                 $  16          $  388
------------------------------------------------------------------------------------------------------------------------------------

Since March 28, 2003, we have recorded total net charges of $429 million to reflect the initial settlement and mark-to-market the value of our common stock.

The carrying value of our stock in PCE and the fair value of 25 million shares of our common stock as of September 30, 2004 ($298 million) have been reflected in other accrued liabilities. The remaining $142 million, representing the net present value of the cash payments discounted at 5.5%, is recorded in other liabilities. See Part II-Other Information, Item 1. Legal Proceedings for a history of this matter.

6.   Inventories

(in millions)
--------------------------------------------------------------------------------
                                 September 30, 2004          December 31, 2003
--------------------------------------------------------------------------------
Finished goods                         $    138                  $    141
Work in process                             136                       113
Raw materials and accessories               138                       138
Supplies and packing materials               86                        75
--------------------------------------------------------------------------------
Total inventories                      $    498                  $    467
--------------------------------------------------------------------------------

7.   Investments

At September 30, 2004 and December 31, 2003, our total investments accounted for by the equity method were $1,184 million and $978 million, respectively.
Summarized results of operations of our two significant equity method investments follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                Three months                          Nine months
                                                             ended September 30,                  ended September 30,
                                                          ------------------------             -------------------------
                                                            2004           2003                  2004             2003
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations
     Net sales                                            $    275       $     158             $     774      $     399
     Gross profit                                         $    211       $     114             $     595      $     284
     Net income                                           $    137       $      78             $     408      $     192

Related Party Transactions:
     Sales to Samsung Corning Precision                                  $      50             $       6      $      62
     Purchases from Samsung Corning Precision             $     19       $      17             $      56      $      25
------------------------------------------------------------------------------------------------------------------------------------

Our investment in Samsung Corning Precision, a 50%-owned South Korea based manufacturer of liquid crystal display glass, was $465 million and $299 million at September 30, 2004 and December 31, 2003, respectively.

Balances due to and from Samsung Corning Precision were immaterial at September 30, 2004 and December 31, 2003. Profits related to inventories on hand at the end of a period are eliminated during consolidation.

Dow Corning Corporation (Dow Corning)

(in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                           Three months                          Nine months
                                                        ended September 30,                   ended September 30,
                                                     -------------------------            ---------------------------
                                                        2004             2003                2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                       $     830       $    724             $   2,496       $   2,095
     Gross profit                                    $     262       $    199             $     770       $     605
     Net income                                      $      80       $     47             $     168       $     137
------------------------------------------------------------------------------------------------------------------------------------

Our investment in Dow Corning, a 50%-owned U.S. based manufacturer of silicone products, was $252 million and $185 million at September 30, 2004 and December 31, 2003, respectively.

For the nine months ended September 30, 2004, Dow Corning recorded charges related to restructuring actions and adjustments to interest liabilities recorded on its emergence from bankruptcy. Our equity earnings included $21 million related to these charges. Subject to future rulings by the bankruptcy court and potential changes in estimated bankruptcy-related liabilities, it is possible that Dow Corning may record bankruptcy-related charges in the future. For information related to Dow Corning litigation and bankruptcy proceedings, see Part II-Other Information, Item 1. Legal Proceedings.

Other

In the third quarter of 2004, we recorded impairment charges of $35 million to write-down certain Telecommunications segment equity method investments to estimated fair value. As a result of our revised Telecommunications segment outlook, we determined that these investments were no longer strategic assets and therefore no longer intend to hold these investments. Accordingly, we recorded a charge to fully impair the book values of our investments in these entities. These impairment charges are included in equity in earnings of associated companies, net of impairments on the consolidated statements of operations.

8.   Goodwill and Other Intangibles Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                 Telecom-               Display           Unallocated
                                                munications          Technologies          and Other            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2004                      $  1,576                $    9            $     150          $   1,735
Impairment                                        (1,420)                                                       (1,420)
Divestiture of frequency controls business           (30)                                                          (30)
Foreign currency translation & other                  (9)                                                           (9)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004                   $    117                $    9            $     150          $     276
------------------------------------------------------------------------------------------------------------------------------------

Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) goodwill is required to be tested for impairment annually at the reporting unit level. In addition, goodwill should be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its related carrying value. The reporting unit for our Telecommunications segment goodwill is our Telecommunications operating segment. While our annual goodwill recoverability assessment is completed in the fourth quarter, as it is the traditionally based on our annual strategic planning process that runs from June to October. This process includes reviewing expectations for the long-term growth of the telecommunications industry and, forecasting future cash flows. In the third quarter, we identified certain factors during this annual strategic planning process that caused us to lower our estimates and projections for the long-term revenue growth of the Telecommunications segment, which indicated that the fair value of the Telecommunications segment reporting unit was less than its carrying value. As such, we performed an interim impairment test of its Telecommunications segment goodwill in the third quarter of 2004 and reviewed the outcome with Corning's board of directors on October 6, 2004.

Although we are currently experiencing stronger than expected volume in this segment, the improved demand comes from a narrow band of customers, and we see few signs of a broader recovery in overall demand, mix of premium products, and pricing for our products. The lack of industry consolidations, increased competitive pressures in the industry, and revised estimates of future customer demand for the types of products they will deploy have caused us to change our assessment of the future pace of recovery. The primary estimates and forecasts driving this change in our outlook and reducing the fair value of the Telecommunications segment from that measured in 2003 follow:

..    Revised  estimates  of future  pricing for fiber and cable:  Pricing in the telecommunications industry remains depressed as the industry has failed to reduce capacity. Our previous projections assumed some rationalization of capacity that would lead to more stable pricing. We now expect the current depressed pricing conditions to persist into 2005 and beyond.
..    Revised estimates of demand for premium fiber product: Based on competitive conditions and projected future customer requirements, we do not expect to achieve the level of demand for premium fiber products we previously projected. Although we have introduced innovative products to the market, we have not been able to obtain the historical premium prices for such products. Additionally, demand for premium fiber has declined as there are fewer projects demanding premium fiber. As a result, we have significantly reduced our outlook for future revenue and profitability from premium products. We now do not expect any significant increase in premium fiber mix for the foreseeable future.
..    Revised  estimates for the long-term  worldwide market volume growth: As we forecast customer demand, we have lowered the rate of volume growth in the longer range.

We estimated the fair value of the Telecommunications segment using a discounted cash flow model based on our current estimates for the long-term growth of the Telecommunications segment, and concluded that the fair value of the Telecommunications segment was below its carrying amount. We also retained valuation specialists to assist in the valuation of its tangible and identifiable intangible assets for purposes of determining the implied fair value of goodwill at September 30, 2004. Accordingly, we recorded an impairment charge of $1,420 million to reduce the carrying value of goodwill to its implied fair value of $117 million. The goodwill impairment charge has been included in restructuring, impairments and other charges and (credits) on the consolidated statements of operations.

As discussed in Note 4, on September 1, 2004, we completed the sale of our frequency controls business, which was part of the Telecommunications segment, and recorded a loss on the sale of $14 million. As required by SFAS 142, we allocated a portion of the Telecommunications segment goodwill balance to the carrying amount of the frequency controls business in determining the loss on disposal. The amount of goodwill to be included in that carrying amount was based on the relative fair value of the business to be disposed and the portion of the Telecommunications segment to be retained. The amount of goodwill allocated to the carrying value of frequency controls business was $30 million.

Other intangible assets follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                        September 30, 2004                           December 31, 2003
                                                 ------------------------------------------------------------------------------
                                                            Accumulated                                 Accumulated
                                                  Gross    Amortization      Net              Gross    Amortization       Net
------------------------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Patents and trademarks                      $  144       $    69      $    75           $  145       $   57       $    88
     Non-competition agreements                     108           105            3              113           89            24
     Other                                            4             1            3                4            1             3
                                                 ----------------------------------          ----------------------------------
         Total amortized intangible assets          256           175           81              262          147           115

Other intangible assets:
     Intangible pension assets                       51                         51               51                         51
                                                 ----------------------------------          ----------------------------------
Total                                            $  307       $   175      $   132           $  313       $  147       $   166
------------------------------------------------------------------------------------------------------------------------------------

Amortized intangible assets are primarily related to the Telecommunications segment.

Amortization   expense  related  to  these  intangible  assets  is  expected  to approximate $16 million in 2005, $11 million in 2006, $11 million in 2007, and insignificant thereafter.

9.   Income Taxes

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                         Nine months
                                                                     ended September 30,                  ended September 30,
                                                                 -------------------------             -----------------------
(in millions):                                                       2004           2003                  2004           2003
------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes:
  U.S. companies                                                 $  (1,285)        $ (168)             $ (1,491)       $  (831)
  Non-U.S. companies                                                  (334)            94                  (156)           163
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes              $  (1,619)        $  (74)             $ (1,647)       $  (668)
------------------------------------------------------------------------------------------------------------------------------------

Current and deferred (provision) benefit for income taxes:
Current:
  Federal                                                        $       3         $   (4)             $     13        $    (9)
  State and municipal                                                    7             11                     7             13
  Foreign                                                              (16)             9                   (74)           (45)
Deferred:
   Federal                                                            (569)            30                  (547)           244
   State and municipal                                                (234)            (2)                 (220)            28
   Foreign                                                            (176)           (14)                 (176)           (23)
------------------------------------------------------------------------------------------------------------------------------------
(Provision) benefit for income taxes                             $    (985)        $   30              $   (997)       $   208
------------------------------------------------------------------------------------------------------------------------------------

Effective tax reconciliation:
   Benefit for income taxes at U.S. statutory rate               $     566         $   26              $    576        $   234
   State income tax, net of federal benefit                             19              4                    28             25
   Nondeductible goodwill and other expenses                          (417)            (1)                 (427)            (3)
   Foreign and other tax credits                                        23             (1)                                  (4)
   (Lower) higher taxes on subsidiary earnings                          (6)             4                   (12)           (35)
   Valuation allowances (a)                                         (1,174)            (1)               (1,174)            (4)
   Other items, net                                                      4             (1)                   12             (5)
------------------------------------------------------------------------------------------------------------------------------------
Effective (income tax) benefit                                   $    (985)        $   30              $   (997)       $   208
------------------------------------------------------------------------------------------------------------------------------------

(a) For the three and nine months ended September 30, 2004, the increase in our valuation allowance reflects the following:
     . $937 million in provision for income taxes caused by our decision to record a valuation allowance against certain deferred tax assets;
     . the recording of valuation allowances against $237 million of deferred tax assets attributable to the deductible portion of the third quarter 2004 goodwill impairment, restructuring and other asset impairment charges.

At September 30, 2004, we have recorded net deferred tax assets of approximately $2.1 billion with a valuation allowance of approximately $1.6 billion.

Prior to the third quarter of 2004, we believed it was more likely than not that our domestic (U.S. federal, state and local) and German net deferred tax assets would be realized. This assessment was based upon the following:

..    Approximately  $140  million  of our net  U.S.  deferred  tax  assets  were expected to have been realized through net operating loss carryback claims to be filed over the next three to five years, which would have generated cash refunds during such period.
..    We expected the  remaining  net U.S.  and German  deferred tax assets to be realized from future earnings.
..    In the event future earnings were insufficient,  approximately $500 million of our net U.S. deferred tax assets were expected to have been realized through a tax-planning strategy involving the sale of a non-strategic appreciated asset.

As more fully explained below, significant events occurred in the third quarter of 2004 requiring us to increase our valuation allowance against certain specific U.S. and German deferred tax assets.

We assess the realizability of our deferred tax assets on a quarterly basis. In connection with our third quarter assessment, we performed a review of all available positive and negative evidence, including an evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income, and tax planning strategies, as well as related key assumptions. SFAS 109, "Accounting for Income Taxes," requires that greater weight be given to previous cumulative losses than the outlook for future profitability when determining whether deferred tax assets can be used. This review produced the following conclusions:

..    Due to delays in finalizing the PCC  settlement,  we no longer believe that it is more likely than not that we will realize a portion of our net U.S. deferred tax assets through net operating loss carryback claims.
..    We have incurred  significant  losses in the U.S. and Germany due primarily to the Telecommunications restructuring and impairment charges over the last four years. Although Corning's profitability has improved over the last several quarters, a growing portion of our sales and earnings is outside of the U.S., particularly in Asia. The U.S. portion of our operations is still operating at a loss. This portion not only includes most of our Telecommunications segment, but also a significant portion of
     our  global   research,   development   and   engineering   and   corporate
     infrastructure spending. As we have taken additional significant impairment charges and lowered the outlook for our largest U.S. based business during the third quarter, we believe that a valuation allowance against these tax assets is required until realization is more assured. Refer to Notes 4 and 8 for additional information.

Accordingly, we increased our valuation allowance by $1.2 billion in the third quarter of 2004 to reduce our net deferred tax assets to approximately $530 million, which are primarily U.S. net deferred tax assets. We continue to believe that it is more likely than not that we could realize these net U.S. deferred tax assets through a tax-planning strategy involving the sale of a non-strategic appreciated asset.

We expect to maintain a valuation allowance on future tax benefits until an appropriate level of profitability, primarily in the U.S. and Germany, is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that a larger portion of our deferred tax assets would be realizable, or if the PCC settlement is finalized earlier than we anticipate. Until then, our tax provision will include only the net tax expense attributable to certain foreign operations.

10.  Product Warranty Liability

Our product warranty reserves relate primarily to our Telecommunications segment. A reconciliation of the changes in the product warranty liability during the nine months ended September 30 follows (in millions):
--------------------------------------------------------------------------------
                                                           2004       2003
--------------------------------------------------------------------------------
Balance at January 1                                    $    41      $  64
Provision based on current year sales                         8          3
Adjustments to liability existing on January 1               (6)       (18)
Foreign currency translation                                  0        (11)
Settlements made during the current period                   (6)         2
                                                        -------      -----
Balance at September 30                                 $    37      $  40
--------------------------------------------------------------------------------

11.  Long-Term Debt

Third Quarter
-------------
In the third quarter of 2004, we issued 6 million shares of common stock and paid $4 million in cash in exchange for 57,500 of our 3.5% convertible debentures with a book value of $58 million. In accordance with SFAS No. 84, "Induced Conversions of Convertible Debt," we recorded a charge of $4 million reflecting the fair value of the incremental consideration given (i.e., the cash) beyond those required by the terms of the debentures. The increase in equity due to issuance of shares from treasury stock was $53 million.

Second Quarter
--------------
In the second quarter of 2004, we issued 10 million shares of common stock and paid $9 million in cash in exchange for 97,500 of our 3.5% convertible debentures with a book value of $98 million. In accordance with SFAS No. 84, we recorded a loss of $9 million reflecting the fair value of the incremental consideration given (i.e., cash) shares issued beyond those required by the terms of the debentures. The increase in equity due to issuance of shares from treasury stock was $88 million.

First Quarter
-------------
In the first quarter of 2004, our long-term debt transactions included the following:

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

Loss on Repurchases and Retirement of Debt, Net

3.5% convertible debentures
---------------------------
In the first quarter of 2004, we issued 22 million shares of common stock and paid $24 million in cash in exchange for our 3.5% convertible debentures with a book value of $213 million. In accordance with SFAS No. 84, we recorded a charge of $23 million reflecting the fair value of the incremental consideration given (i.e., cash) beyond those required by the terms of the debentures. The increase in equity due to issuance of shares from treasury was $189 million.

Zero coupon convertible debentures
----------------------------------
In the first quarter of 2004, we repurchased and retired 150,000 zero coupon convertible debentures with a book value of $119 million in exchange for cash of $117 million. The gain on the transaction was offset by the write-off of the unamortized issuance costs.

12.  Commitments and Contingencies

In 2003, we adopted the initial recognition and measurement provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," (FIN 45). We do not routinely provide significant third-party guarantees and, as a result, this interpretation has not had a material effect on our financial statements.

We provide financial guarantees and incur contingent liabilities in the form of purchase price adjustments related to attainment of milestones, stand-by letters of credit and performance bonds. These guarantees have various terms, and none of these guarantees are individually significant. We have also agreed to provide a credit facility related to Dow Corning as discussed in Note 10 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K. Corning's obligation to fund the Dow Corning $150 million credit facility may be triggered if in the next ten years Dow Corning is unable to meet its obligations to fund the settlement payments required under its Bankruptcy Plan. Corning believes that Dow Corning has sufficient cash flow and liquidity to meet its current obligations. As of September 30, 2004, we were contingently liable for the items described above totaling $367 million, compared with $445 million at December 31, 2003. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

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

13.  Comprehensive (Loss) Income

Comprehensive (loss) income, net of tax, was as follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                          Nine months
                                                                     ended September 30,                   ended September 30,
                                                                 -------------------------             --------------------------
                                                                     2004           2003                  2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                $  (2,491)       $    33              $ (2,328)       $   (194)
Other comprehensive (loss) income                                       (4)            46                    (7)             74
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive (loss) income                                $  (2,495)       $    79              $ (2,335)       $   (120)
------------------------------------------------------------------------------------------------------------------------------------

14.  (Loss) Earnings Per Common Share

The reconciliation of the amounts used in the basic and diluted (loss) earnings per common share from continuing operations computations follows (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Three months ended September 30,
                                                   ---------------------------------------------------------------------------------
                                                                     2004                                     2003
                                                   ----------------------------------------    -------------------------------------
                                                      Net          Weighted-      Per Share       Net       Weighted-     Per Share
                                                     Loss       Average Shares     Amount       Income   Average Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic (loss) earnings per common share             $  (2,511)       1,399         $ (1.79)     $   33         1,314        $  0.03
------------------------------------------------------------------------------------------------------------------------------------

Effect of dilutive securities:
   Stock options                                                                                                 20
   7% mandatory convertible preferred stock                                                                      56
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per common share           $  (2,511)       1,399         $ (1.79)     $   33         1,390        $  0.02
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Nine months ended September 30,
                                                   ---------------------------------------------------------------------------------
                                                                     2004                                     2003
                                                   ----------------------------------------    -------------------------------------
                                                      Net          Weighted-      Per Share       Net       Weighted-     Per Share
                                                     Loss       Average Shares     Amount        Loss    Average Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per common share            $  (2,348)       1,380         $ (1.70)     $ (194)        1,253        $ (0.15)
------------------------------------------------------------------------------------------------------------------------------------

The following  potential  common shares were  excluded from the  calculation  of diluted (loss) earnings per common share due to their  anti-dilutive  effect or, in the case of stock options,  because their exercise price was greater than the average market price for the periods presented (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                         Nine months
                                                                     ended September 30,                  ended September 30,
                                                                     -------------------                  --------------------
                                                                     2004           2003                  2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Potential common shares excluded from the calculation
of diluted earnings (loss) per common share:
     Stock options                                                    32                                   34              14
     7% mandatory convertible preferred stock                         35                                   37              70
     3.5% convertible debentures                                      39             69                    44              69
     4.875% convertible notes                                          6              6                     6               6
     Zero coupon convertible debentures                                3              6                     3              11
                                                                     ---------------------------------------------------------
     Total                                                           115             81                   124             170
                                                                     ---------------------------------------------------------

Stock options excluded from the calculation of diluted
  earnings (loss) per share because the exercise price was
  greater than the average market price of the common shares          61             69                    58              83
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

All other operating segments that do not meet the quantitative threshold for separate reporting (e.g., Specialty Materials, Ophthalmic, and Conventional Video Components), certain corporate investments (e.g., Dow Corning and Steuben), discontinued operations and unallocated expenses have been grouped as "Unallocated and Other". Unallocated expenses include research and other expenses related to new business development; gains or losses on repurchases and retirement of debt; charges related to the asbestos litigation; restructuring and impairment charges related to the corporate research and development or staff organizations; and charges for increases in our tax valuation allowance. Unallocated and Other also represents the reconciliation between the total operating results for the reportable segments and our consolidated operating results.

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

------------------------------------------------------------------------------------------------------------------------------------
Operating Segments                             Telecom-        Display       Environmental     Life      Unallocated    Consolidated
(in millions)                                 munications   Technologies     Technologies    Sciences     and Other         Total
------------------------------------------------------------------------------------------------------------------------------------
For the three months ended September 30, 2004
Net sales                                      $   412        $    295        $    136        $    75      $     88      $  1,006
Research, development and engineering
  expenses (1)                                 $    21        $     22        $     23        $     9      $     13      $     88
Restructuring, impairment and other charges
  and (credits)                                $ 1,802                                                     $     (8)     $  1,794
Interest expense (2)                           $     9        $     15        $      7        $     1      $      4      $     36
(Provision) benefit for income taxes           $    (9)       $    (39)                       $    (1)     $   (936)     $   (985)
(Loss) income before minority interests and
  equity (losses) earnings (3)(4)              $(1,785)       $     74                        $     2      $   (895)     $ (2,604)
Minority interests (5)                                                                                           (3)           (3)
Equity in (losses) earnings of associated
  companies, net of impairments (6)                (35)             68                                           63            96
Income from discontinued operations                                                                              20            20
                                               -------        --------        --------        -------      --------      --------
Net (loss) income                              $(1,820)       $    142        $      0        $     2      $   (815)     $ (2,491)
------------------------------------------------------------------------------------------------------------------------------------

For the three months ended September 30, 2003
Net sales                                      $   370        $    144        $    121        $    70      $     67      $    772
Research, development and engineering
  expenses (1)                                 $    25        $     12        $     22        $     7      $     14      $     80
Restructuring, impairment and other charges
  and (credits)                                $    (2)                                                    $     (8)     $    (10)
Interest expense (2)                           $    16        $      9        $      5                     $      6      $     36
(Provision) benefit for income taxes           $    16        $    (13)       $     (2)       $    (1)     $     30      $     30
(Loss) income before minority interests and
  equity earnings (3)(4)                       $   (28)       $     25        $      2        $     3      $    (46)     $    (44)
Minority interests (5)                                                                                            2             2
Equity in earnings of associated
  companies, net of impairments                      1              39               1                           34            75
                                               -------        --------        --------        -------      --------      --------
Net (loss) income                              $   (27)       $     64        $      3        $     3      $    (10)     $     33
------------------------------------------------------------------------------------------------------------------------------------

For the nine months ended September 30, 2004
Net sales                                      $ 1,116        $    802        $    418        $   233      $    252      $  2,821
Research, development and engineering
  expenses (1)                                 $    69        $     57        $     64        $    27      $     40      $    257
Restructuring, impairment and other charges
  and (credits)                                $ 1,797                                                     $     (3)     $  1,794
Interest expense (2)                           $    41        $     37        $     17        $     4      $     10      $    109
(Provision) benefit for income taxes           $    25        $    (97)       $     (5)       $    (6)     $   (914)     $   (997)
(Loss) income before minority interests
  and equity (losses) earnings (3)(4)          $(1,853)       $    191        $     10        $    12      $ (1,004)     $ (2,644)
Minority interests (5)                               1                                                          (15)          (14)
Equity in (losses) earnings of associated
  companies, net of impairments (6)                (32)            204                                          138           310
Income from discontinued operations                                                                              20            20
                                               -------        --------        --------        -------      --------      --------
Net (loss) income                              $(1,884)       $    395        $     10        $    12      $   (861)     $ (2,328)
------------------------------------------------------------------------------------------------------------------------------------

For the nine months ended September 30, 2003
Net sales                                      $ 1,069        $    396        $    353        $   215      $    237      $  2,270
Research, development and engineering
  expenses (1)                                 $    95        $     36        $     63        $    21      $     43      $    258
Restructuring, impairment and other charges
  and (credits)                                $   (30)                                                    $    120      $     90
Interest expense (2)                           $    59        $     27        $     15        $     4      $     13      $    118
(Provision) benefit for income taxes           $    46        $    (30)       $     (6)       $    (7)     $    205      $    208
(Loss) income before minority interests
  and equity (losses) earnings (3)(4)          $  (141)       $     60        $     11        $    15      $   (405)     $   (460)
Minority interests (5)                                                                                           72            72
Equity in (losses) earnings of associated
  companies, net of impairments (6)                (10)             94                                          110           194
                                               -------        --------        --------        -------      --------      --------
Net (loss) income                              $  (151)       $    154        $     11        $    15      $   (223)     $   (194)
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-direct research, development and engineering expenses are allocated based upon direct project spending for each segment.
(2) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(3) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal, are allocated to segments primarily as a percentage of sales.
(4) (Loss) income before minority interests and equity (losses) earnings includes an allocation of depreciation of corporate property, plant and equipment not specifically identifiable to a segment. Related depreciable assets are not allocated to segment assets.
(5) Minority interests include the following restructuring, impairment and other charges and (credits):
          For the three and nine months ended September 30, 2004, gains from the sale of assets of Corning Asahi Video Products Company in excess of assumed salvage value of $4 and $17, respectively.
          For the nine months ended September 30, 2003, charges of $59 related to impairment of long-lived assets of Corning Asahi Video Products Company.
(6) Equity in (losses) earnings of associated companies, net of impairments includes the following charges related to impairments of equity investments in the Telecommunications segment:
          $35 million for the three and nine months ended September 30, 2004.
          $7 million for the nine months ended September 30, 2003.


A  reconciliation  of reportable  segment net (loss) income to consolidated  net (loss) income follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                               For the three months                For the nine months
                                                                ended September 30,                ended September 30,
                                                            -------------------------          --------------------------
                                                              2004            2003               2004            2003
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income of reportable segments                    $  (1,676)     $      43           $  (1,467)     $      29
Non-reportable operating segments net income (loss) (1)             9             (1)                 10            (48)
Unallocated amounts:
    Non-segment loss and other (2)                                 (3)            (4)                (10)           (33)
    Non-segment restructuring, impairment and
       other (charges) and credits                                  1             (3)                  5            (13)
    Asbestos settlement                                            50            (51)                (16)          (388)
    Interest income                                                 6              7                  16             24
    (Loss) gain on repurchases of debt                             (4)             2                 (36)            19
    (Provision) benefit for income taxes (3)                     (934)            19                (931)           152
    Equity in earnings of associated companies, net
       of impairments (4)                                          40             21                  81             64
    Income from discontinued operations                            20                                 20
                                                            ---------      ---------           ---------      ---------
Net (loss) income                                           $  (2,491)     $      33           $  (2,328)     $    (194)
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-reportable operating segments net income (loss) includes the results of non-reportable operating segments.
(2) Non-segment loss and other includes the results of non-segment operations and other corporate activities.
(3) (Provision) benefit for income taxes includes taxes associated with non-segment restructuring, impairment and other charges and (credits) and $937 for the impact of establishing a valuation allowance against certain deferred tax assets in the third quarter of 2004.
(4) Equity in earnings of associated companies, net of impairments includes amounts derived from corporate investments, primarily Dow Corning Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We continue to focus on three key priorities in 2004: protect our financial health, improve our profitability, and invest in the future. We continue to make progress towards all three in 2004.

Financial Health
During the third quarter of 2004, we continued to make strides in improving our balance sheet and delivering positive cash flows from operating activities. The following are the highlights for the three and nine months ended September 30, 2004:

..    As part of our ongoing debt  reduction  program,  we retired $58 million of our 3.5% convertible debentures during the third quarter of 2004. For the nine months ended September 30, 2004, we have retired a total of $368 million of our 3.5% convertible debentures and $119 million of our zero coupon bonds.
..    We ended  the  third  quarter  of 2004  with  $1.7  billion  in cash,  cash equivalents and short-term investments. This represents an increase of approximately $470 million compared to our December 31, 2003 balance, primarily due to the issuance of $400 million senior unsecured notes in the first quarter of 2004 and improved operating cash flows for the nine months ended September 30, 2004.
..    We generated  sufficient cash flows from operating  activities to cover our capital expenditures.

Profitability
During the third quarter of 2004, Corning's net loss reflects the following:

..    a $1,794  million  ($1,798  million  after-tax  and  minority  interest) of restructuring,  impairment and other charges and (credits), which primarily
     comprised   Telecommunications   segment  impairment  charges  relating  to
     goodwill of $1,420 million and fixed assets of $374 million;
..    a  $50  million   asbestos   settlement   credit,   which  relates  to  the
     mark-to-market adjustment of the Pittsburgh Corning Corporation liability to be settled in Corning's common stock;
..    a $4 million loss on the repurchases of debt;
..    a $937  million in  provision  for income  taxes  caused by our decision to record a valuation allowance against certain deferred tax assets;
..    a $35 million  impairment charge to write-down  certain  Telecommunications equity method investments to fair value, which is reflected in equity in earnings of associated companies, net of impairments; and
..    a $20  million  gain  related  to the  sale of our  former  precision  lens business, which is included in income from discontinued operation.

The goodwill and fixed asset impairment charges were triggered from the results of our annual strategic planning process of the Telecommunications segment. Specifically, we determined that we needed to lower our estimates and forecasts for the long-term revenue growth of the Telecommunications segment. Although we are currently experiencing stronger than expected volume in this segment, the improved demand comes from a narrow band of customers, and we see few signs of a broader recovery in overall demand, mix of premium products, and pricing for our products. The lack of industry consolidation, increased competitive pressures in the industry, and revised estimates of future customer demand for the types of products they will deploy have caused us to change our assessment of the future pace of recovery. The primary estimates and forecasts driving this change in our outlook are:

..    Revised  estimates  of future  pricing for fiber and cable:  Pricing in the telecommunications industry remains depressed as the industry has failed to reduce capacity. Our previous projections assumed some rationalization of capacity that would lead to more stable pricing. We now expect the current depressed pricing conditions to persist into 2005 and beyond.
..    Revised estimates of demand for premium fiber product: Based on competitive conditions and projected future customer requirements, we do not expect to achieve the level of demand for premium fiber products we previously forecasted. Although we have introduced innovative products to the market, we have not been able to obtain the historically premium prices for such products. Additionally, demand for premium fiber has declined as there are fewer long-haul projects. As a result, we have significantly reduced our outlook for future revenue and profitability from premium products. We now do not expect any significant increase in premium fiber mix for the foreseeable future.
..    Revised  estimates for the long-term  worldwide market volume growth: As we project customer demand, we have lowered the rate of volume growth in the longer range.

As a result of the impairment charges and lower long-term outlook for our Telecommunication segment, we have also concluded that we must provide a valuation allowance against certain of our deferred tax assets in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109). The valuation allowance relates to our domestic (U.S. federal, state and local) and German deferred tax assets. We have incurred significant losses in the U.S. and Germany due primarily to the Telecommunications restructuring and impairment charges and operating losses over the last four years. Although Corning's profitability has improved over the last several quarters, a growing portion of our sales and earnings is outside of the U.S., particularly in Asia. The U.S. portion of our operations is still operating at a loss. This portion not only includes most of our Telecommunications segment, but also a significant portion of our global research, development and engineering and corporate infrastructure spending. As we have taken additional significant impairment charges and lowered our outlook for our largest U.S. based business during the third quarter, we believe that a valuation allowance against these tax assets is required until realization is more assured. We remain committed to return to profitability in the U.S. and Germany so that we will be able to use these deferred tax assets before they expire. In general, U.S. tax laws allow 20 years to use operating loss carryforwards.

Investing in our Future
We continue to invest in a wide array of technologies, with our focus being glass substrates for active matrix liquid crystal displays (LCDs), diesel filters and substrates in response to tightening emissions control standards, and optical fiber and cable and hardware and equipment that will enable fiber-to-the-premises. Our research, development and engineering expenses have remained relatively constant for the respective three and nine month periods. We believe our current spending levels are adequate to enable us to execute our growth strategies.

Our capital expenditures are primarily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. Total capital expenditures for the three and nine months ended September 30, 2004 were $254 million and $556 million, respectively. Of these amounts, $191 million and $416 million, respectively, were directed toward our Display Technologies segment.

On October 6, 2004, Corning's board of directors approved an additional capital expenditure plan of $326 million to further expand our LCD manufacturing capacity in Taichung, Taiwan. This is the fourth major LCD capital expansion announced in the past 18 months. Our 2004 forecasted consolidated capital spending remains at $950 million to $1 billion. Of this amount, $750 million to $800 million will be directed toward our Display Technologies segment, with this year's portion of the recently-announced expansion plan being included in this range.

RESULTS OF CONTINUING OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                          Nine months
                                                                     ended September 30,                   ended September 30,
                                                                  -------------------------             -------------------------
                                                                     2004           2003                  2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $   1,006       $    772              $  2,821       $   2,270

Gross margin                                                      $     404       $    226              $  1,050       $     607
  (gross margin %)                                                      40%            29%                   37%             27%

Selling, general and administrative expenses                      $     153       $    147              $    479       $     447
  (as a % of net sales)                                                 15%            19%                   17%             20%

Research, development and engineering expenses                    $      88       $     80              $    257       $     258
  (as a % of net sales)                                                  9%            10%                    9%             11%

Restructuring, impairment and other charges and (credits)         $   1,794       $   (10)              $  1,794       $      90
  (as a % of net sales)                                                178%           (1)%                   64%              4%

Asbestos settlement                                               $    (50)       $     51              $     16       $     388
  (as a % of net sales)                                                (5)%             7%                    1%             17%

Loss from continuing operations before income taxes               $ (1,619)       $   (74)              $(1,647)       $   (668)
  (as a % of net sales)                                              (161)%          (10)%                 (58)%           (29)%

(Provision) benefit for income taxes                              $   (985)       $     30              $  (997)       $     208
  (as a % of net sales)                                               (98)%             4%                 (35)%              9%

Equity in earnings of associated companies, net
  of impairments                                                  $      96       $     75              $    310       $     194
  (as a % of net sales)                                                 10%            10%                   11%              9%

(Loss) income from continuing operations                          $ (2,511)       $     33              $(2,348)       $   (194)
  (as a % of net sales)                                              (250)%             4%                 (83)%            (9)%
------------------------------------------------------------------------------------------------------------------------------------

Net Sales
Net sales increased 30%, or $234 million, for the three months ended September 30, 2004 compared to the prior year quarter. The primary drivers of this growth were the continued high demand for glass substrates in our Display Technologies segment and demand for products in our Telecommunications segment mostly due to the fiber-to-the-premises build-out in North America. For the nine months ended September 30, 2004, our net sales increased $551 million, or 24%, compared to the prior year period. The growth in the Display Technologies segment was the primary driver. Strong performance in the Environmental Technologies segment, for both automotive and diesel products, as well as our other operating segments more than offset the sales decreases resulting from our exiting of the conventional video and photonic technologies businesses in 2003. Movements in foreign exchange rates, primarily the Japanese Yen and Euro, did not have a significant impact on sales for the three and nine months ended September 30, 2004, compared to their respective 2003 periods.

Gross Margin
As a percentage of net sales, gross margin improved 11 percentage points for the three months ended September 30, 2004, compared to the prior year quarter. For the nine months ended September 30, 2004, the improvement was 10 percentage points compared to the prior year period. The improvement in both periods can be attributed to: (a) lower depreciation and fixed costs due to the restructuring actions taken in 2003, most notably the exit of the conventional television businesses, and (b) revenue growth in the Display Technologies segment of 105% and 103% for the respective three and nine month periods.

Selling, General and Administrative Expenses
As a percentage of sales, selling, general and administrative expenses decreased 4 percentage points and 3 percentage points for the three and nine months ended September 30, 2004, respectively, compared to the corresponding periods in 2003. For the three and nine months ended September 30, 2004, selling, general and administrative expenses increased $6 million and $32 million, respectively, compared to the corresponding periods in 2003. These increases were primarily related to general increases in compensation costs.

Research, Development and Engineering Expenses
As a percentage of sales, research, development and engineering expenses decreased by 1 percentage point and 2 percentage points for the three and nine months ended September 30, 2004, respectively, compared to the corresponding periods in 2003. Total research, development and engineering expenses has remained relatively constant for the respective periods. However, during 2004 the focus of our spending has shifted from Telecommunications projects to Display Technologies projects with investments in Environmental Technologies and Life Sciences remaining relatively constant.

Restructuring, Impairment and Other Charges and (Credits)
We recorded  significant  net charges during the third quarter of 2004 impacting the  comparison  of the three and nine months ended
September 30, 2004 to their respective  prior year  periods.  A summary  of the net  charges  and  (credits) recorded during the periods follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                           Three months                          Nine months
                                                        ended September 30,                   ended September 30,
                                                     -------------------------            --------------------------
                                                        2004           2003                  2004            2003
------------------------------------------------------------------------------------------------------------------------------------
Impairment of goodwill                               $   1,420       $      -             $   1,420       $       -
Impairment of long-lived assets other
   than goodwill
     Assets to be disposed of by
       sale or abandonment                                 330             (9)                  295             (26)
     Assets to be held and used                             24                                   24              62
Accelerated Depreciation                                                                         39
Loss on sale of businesses                                  14             13                    14              13
Impairment of cost investments                                             (1)                                    4
Restructuring charges and (credits)                          6            (13)                    2              37
                                                     ---------       --------             ---------       ---------
Total restructuring, impairment
   other charges and (credits)                       $   1,794       $    (10)            $   1,794       $      90
------------------------------------------------------------------------------------------------------------------------------------

     Impairment of Goodwill
     ----------------------

     Pursuant to SFAS No. 142,  "Goodwill and Other  Intangible  Assets,"  (SFAS
     142) goodwill is required to be tested for impairment annually at the reporting unit level. In addition, goodwill should be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its related carrying value. The reporting unit for our Telecommunications segment goodwill is our Telecommunications operating segment. Our annual goodwill recoverability assessment is completed in the fourth quarter, as it is traditionally based on our annual strategic planning process that runs from June to October. This process includes reviewing expectations for the long-term growth of the telecommunications industry and forecasting future cash flows. In the third quarter, we identified certain factors during this annual strategic planning process that caused us to lower our estimates and projections for the long-term revenue growth of the Telecommunications segment, which indicated that the fair value of the Telecommunications segment reporting unit was less than its carrying value. As such, we performed an interim impairment test of our Telecommunications segment goodwill in the third quarter of 2004 and reviewed the outcome with Corning's board of directors on October 6, 2004.

     We estimated the fair value of the Telecommunications segment using a discounted cash flow model based on our current estimates for the long-term growth of the Telecommunications segment, and concluded that the fair value of the Telecommunications segment was below its carrying amount. Accordingly, we recorded an impairment charge of $1,420 million to reduce the carrying value of goodwill to its estimated fair value of $117 million.

     Refer to Note 8 of the consolidated financial statements and Critical Accounting Policies and Estimates for additional details.

     Impairment of Long-Lived Assets Other Than Goodwill
     ---------------------------------------------------

     Assets to be disposed of by sale or abandonment

     These charges comprise the following:
     . Telecommunications segment: In the third quarter of 2004, we recorded a net $338 million charge to impair plant and equipment related to certain facilities to be disposed of or shutdown. Approximately $332 million of this charge is comprised of the partially completed sections of our Concord, N.C. optical fiber facility. As a result of our lowered outlook, we have permanently abandoned this construction in progress as we no longer believe the demand for optical fiber will warrant the investment necessary to complete this facility. Corning will continue to mothball and depreciate the separate previously-operated portion of the Concord fiber facility. The remaining charge of $6 million relates to current impairment charges for various assets available for sale ($18 million) and credits for assets originally impaired in 2002 but will now be utilized in operations ($12 million).

     . Other businesses: We recorded gains on the sale of assets of $8 million and $41 million for the three and nine months ended September 30, 2004, respectively, compared to gains on the sale of assets of $9 million and $26 million for the three and nine months ended September 30, 2003, respectively. The 2004 and 2003 gains relate to proceeds in excess of assumed salvage values for assets previously impaired, primarily relating to assets of Corning Asahi Video Products Company
          (CAV) sold to a third party in China. In July 2004, we completed the sale of CAV's assets.

     Assets to be held and used

     These charges comprise the following:
     . Telecommunications segment: Due to our decision to permanently abandon certain assets and lower our long-term outlook for the Telecommunications segment during the third quarter of 2004, we determined that an event of impairment had occurred in our Telecommunications segment which required us to test the segment's long-lived assets other than goodwill for impairment. As a result of this impairment evaluation, we recorded a $24 million impairment charge in the third quarter of 2004 to write-down certain assets to fair value.

     . Other businesses: As a result of our decision to exit CAV in April of 2003, we recorded an asset impairment charge of $62 million during the nine months ended September 30, 2003. These assets were written down to estimated salvage value, as this amount was our best estimate of fair value.

     In connection with the above charges, our impairment evaluations included the development of expected future cash flows against which to compare the carrying value of the asset group being evaluated.

     Accelerated Depreciation
     ------------------------

     We recorded $39 million of accelerated depreciation in the nine months ended September 30, 2004 relating to the final shutdown of our semiconductor materials manufacturing facility in Charleston, South Carolina, which we announced in the fourth quarter of 2003.

     Loss on Sale of Businesses
     --------------------------

     On September 1, 2004 we completed the sale of our frequency controls business, which was part of the Telecommunications segment, for net cash proceeds of $80 million. We recorded a loss on the sale of $14 million, which included an allocation of $30 million of the Telecommunications segment goodwill. The frequency controls business had 2003 annual sales of $76 million.

     During the three months ended September 30, 2003, we recorded a $13 million loss on the sale of a significant portion of our photonic technologies business, which was part of our Telecommunications segment.

     Impairment of Cost Investments
     ------------------------------

     In the first quarter of 2003, we recorded a $5 million charge for other than temporary declines in certain cost investments in the Telecommunications segment. In the third quarter of 2003, we sold these investments for $4 million in cash, which was $1 million more than previously expected. We reported this gain as a credit to restructuring actions.

     Restructuring Charges and (Credits)
     -----------------------------------

     2004 Restructuring Actions

     In the third quarter of 2004, we recorded a charge of $6 million comprised of adjustments to prior years' restructuring and impairment charges, including charges of $5 million for employee separation costs and charges of $1 million for exit costs.

     For the nine months ended September 30, 2004, we recorded net charges of $2 million. In addition to the third quarter 2004 charges, we recorded net credits of $4 million primarily for reversals of reserves related to prior years' restructuring charges.

     2003 Restructuring Actions

     In the third quarter of 2003, we recorded net credits of $13 million comprised of reversals of restructuring reserves related to prior years' restructuring charges ($16 million) offset by a charge ($3 million) related to the exit of the photonic technologies business.

     For the nine months ended September 30, 2003, we recorded net charges of $37 million. In addition to the third quarter 2003 net credits, we incurred net charges of $50 million from the following actions:

     .    charges for the exit of our photonics technologies business;
     . charges for restructuring actions in the Telecommunications segment and administrative staffs; and
     . credits for reversals of restructuring reserves related to prior years' restructuring charges.

Refer to Note 4 to the consolidated financial statements for additional information.

Asbestos Settlement
For the three and nine months ended September 30, 2004, we recorded (credits) charges of $(50) million and $16 million, respectively, related to the quarterly mark-to-market of our common stock associated with the asbestos settlement agreement. For the three and nine months ended September 30, 2003, we recorded charges of $51 million and $388 million, respectively, as part of our asbestos settlement, the latter of which included $298 million associated with the initial settlement. Refer to Note 5 to the consolidated financial statements for additional information.

Loss From Continuing Operations Before Income Taxes
For the three months ended September 30, 2004, we incurred a loss from continuing operations before income taxes of $1,619 million compared to a loss of $74 million for the prior year quarter. For the nine months ended September 30, 2004, we incurred a loss from continuing operations before income taxes of $1,647 million compared to a loss of $668 million for the prior year period. For both the three and nine month comparisons, the key drivers are outlined under Gross Margin, Restructuring, Impairment and Other Charges and (Credits), and Asbestos Settlement.

In addition to the above, the following impacted the results of our loss from continuing operations before income taxes:
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                         Nine months
                                                                     ended September 30,                  ended September 30,
                                                                     -------------------                  -------------------
                                                                     2004           2003                  2004           2003
------------------------------------------------------------------------------------------------------------------------------------
(Loss)  gain on  repurchases  and  retirement  of debt,  net         $(4)            $2                   $(36)          $19
------------------------------------------------------------------------------------------------------------------------------------

Refer to Note 12 to the consolidated financial statements and Corning's 2003 Annual Report on Form 10-K for additional information regarding the (losses) gains recognized on the repurchase and retirement of debt for the respective periods.

(Provision) Benefit for Income Taxes
Our (provision)  benefit for income taxes and the related effective (income tax) benefit rates were as follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                         Nine months
                                                                     ended September 30,                  ended September 30,
                                                                    ---------------------                ---------------------
                                                                     2004           2003                  2004           2003
------------------------------------------------------------------------------------------------------------------------------------
(Provision) benefit for income taxes                                ($985)           $30                 ($997)          $208
Effective income tax rate                                            (61%)           41%                  (61%)          (31%)
------------------------------------------------------------------------------------------------------------------------------------

The effective (income tax) benefit rate for the three and nine months ended September 30, 2004 differed from the U.S. statutory tax rate of 35% primarily due to an increase in the valuation allowance against certain domestic (U.S. federal, state and local) and foreign deferred tax assets and the write-off of nondeductible goodwill. The effective (income tax) benefit rate for the three months ended September 30, 2003, was higher than the U.S. statutory income tax rate of 35% due to the reversal of restructuring charges on which a tax benefit was not accrued. The effective (income tax) benefit rate for the nine months ended September 30, 2003, was lower than the U.S. statutory income tax rate of 35% due to the impact of restructuring, impairment and other charges, asbestos settlement, debt transactions and state and local tax benefits.

In the third quarter of 2004, we increased our tax expense by $937 million as a result of our decision to establish a valuation allowance against a significant portion of our deferred tax assets, primarily in the U.S. and Germany. We assess the realizability of our deferred tax assets on a quarterly basis. In connection with our third quarter assessment, we performed a review of all available positive and negative evidence, including an evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax planning strategies as well as related key assumptions. SFAS 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. SFAS 109 further requires that "greater weight be given to previous cumulative losses than the outlook for future profitability when determining whether deferred tax assets can be used."

We have incurred significant losses in the U.S. and Germany due primarily to the restructuring and impairment charges and operating losses in our Telecommunications segment over the last four years. As a result of the third quarter of 2004 impairment charges and the lowering of our long-term outlook for the Telecommunications segment, our largest U.S. and German business, we concluded that a valuation allowance against certain deferred tax assets was required.

We expect to maintain a valuation allowance on future tax benefits until an appropriate level of profitability, primarily in the U.S. and Germany, is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that a larger portion of our deferred tax assets would be realizable, or if the PCC settlement is finalized earlier than we anticipate. Until then, our tax provision will include only the net tax expense attributable to certain foreign operations. Refer to Note 9 to the consolidated financial statements for additional information.

Equity in Earnings of Associated Companies, Net of Impairments
For the three months ended September 30, 2004, equity earnings increased $21 million, or 28%, compared to the prior year quarter, primarily due to the strong performance of Samsung Corning Precision Glass Company, Ltd. (Samsung Corning Precision). For the nine months ended September 30, 2004, equity earnings increased $116 million, or 60%, compared to the prior year period, primarily due to
Samsung Corning Precision. A summary of equity earnings follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Three months                         Nine months
                                                                     ended September 30,                   ended September 30,
                                                                  -------------------------             --------------------------
                                                                     2004           2003                  2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Samsung Corning Precision                                         $      68       $     39              $    204       $      94
Dow Corning Corporation                                                  40             22                    81              64
All other                                                               (12)            14                    25              36
                                                                  ---------       --------              --------       ---------
Total equity earnings                                             $      96       $     75              $    310       $     194
------------------------------------------------------------------------------------------------------------------------------------

During the third quarter of 2004, we recorded other-than-temporary impairments of certain Telecommunications segment investments of $35 million.

Refer to Note 7 to the consolidated financial statements for additional information.

(Loss) Income From Continuing Operations
As a result of the above, our (loss) income from continuing operations and per share data were as follows (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three months                          Nine months
                                                                      ended September 30,                  ended September 30,
                                                                  -------------------------             --------------------------
                                                                     2004           2003                  2004           2003
------------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                          $  2,511)       $     33              $  (2,348)     $   (194)
Basic (loss) earnings per common share                            $  (1.79)       $   0.03              $   (1.70)     $  (0.15)
Diluted (loss) earnings per common share                          $  (1.79)       $   0.02              $   (1.70)     $  (0.15)
Shares used in computing per share amounts
     Basic (loss) earnings per common share                          1,399           1,314                  1,380         1,253
     Diluted (loss) earnings per common share                        1,399           1,390                  1,380         1,253
------------------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATION

On December 13, 2002, we completed the sale of our precision lens business to 3M Company ("3M") for cash proceeds up to $850 million, of which $50 million was deposited in an escrow account. In 2003, 3M notified Corning that 3M believed it had certain claims arising out of the representations and warranties made by Corning in connection with the sale of the precision lens business to 3M. In the third quarter of 2004, Corning and 3M reached a final settlement agreement for the funds held in escrow. Accordingly, we recognized a gain of $20 million upon receipt of $20 million of proceeds. This gain is included in income from discontinued operation in the consolidated statement of operations.

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

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Three months                        Nine months
                                                                     ended September 30,                  ended September 30,
                                                                  -------------------------             --------------------------
                                                                     2004           2003                  2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Optical fiber and cable                                        $     202       $    209              $    543       $   580
   Hardware and equipment                                               210            151                   573           446
   Photonic technologies                                                                10                                  43
                                                                  ---------       --------              --------       -------
     Total net sales                                              $     412       $    370              $  1,116       $ 1,069
                                                                  =========       ========              ========       =======

Net loss                                                          $  (1,820)      $    (27)             $ (1,884)      $  (151)
                                                                  =========       ========              ========       =======

Segment net loss as a percentage of segment sales                     (442)%           (7)%                (169)%         (14)%
------------------------------------------------------------------------------------------------------------------------------------

For the three months ended September 30, 2004, sales increased by $42 million, or 11%, compared to the prior year quarter. This performance was led by sales of hardware and equipment and optical fiber and cable in North America, primarily driven by Verizon Communications' fiber-to-the-premises build-out, and strong sales in Europe. For the comparable periods, fiber volumes were up 29% while prices declined 8%. Although fiber volumes were up considerably for the quarter, optical fiber and cable sales declined due to the price declines and strong third quarter 2003 sales for aerial and submarine projects that were not repeated in 2004. Movements in foreign exchange rates, primarily the Japanese Yen and Euro, did not have a significant impact on sales for the three months ended September 30, 2004, compared to the prior year quarter.

For the nine months ended September 30, 2004, sales increased $47 million, or 4%, compared to the prior year period. The strong results in the second and third quarters of 2004 have been substantially offset by the impact of the 2003 exit of the photonic technologies business and a decline of fiber sales in Japan and China , compared to the prior year period. For the comparable nine month periods, fiber volumes have increased 9% and prices declined 10%. Movements in exchange rates for the comparable nine month periods did not significantly impact sales.

For the Telecommunications segment, the increased losses in each of the 2004 periods compared to their respective 2003 are primarily due to the goodwill, fixed asset, and equity method investments impairment charges recorded in the third quarter of 2004. Refer to Results of Continuing Operations for a detailed discussion of these charges.

Outlook:
--------
We expect sales in the fourth quarter of 2004 to be down from the third quarter of 2004, primarily reflecting typical seasonal declines in North America and Europe. We expect fiber volumes to decline between 10% and 20% and moderate pricing declines compared to the third quarter.

Display Technologies
The following table provides net sales and other data for the Display Technologies segment (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three months                          Nine months
                                                                      ended September 30,                  ended September 30,
                                                                  -------------------------             --------------------------
                                                                     2004           2003                  2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                             $     295       $    144              $    802       $     396
Income before equity earnings                                     $      74       $     25              $    191       $      60
Equity earnings of associated companies                           $      68       $     39              $    204       $      94
Net income                                                        $     142       $     64              $    395       $     154

Segment income before equity earnings as a percentage
  of segment sales                                                      25%            17%                   24%             15%
Segment net income as a percentage of segment sales                     48%            44%                   49%             39%
------------------------------------------------------------------------------------------------------------------------------------

For the three months ended September 30, 2004, sales increased $151 million, or 105%, compared to the prior year quarter. This performance is largely reflective of the overall LCD-market growth. For the third quarter of 2004, glass substrate volumes (measured in square feet of glass sold) increased greater than 70%. Sales were also benefited by modest average price increases, primarily the result of a change in product mix as the market continues to trend toward large size glass substrates (generation 5 and above) which carry a higher selling price per square foot. The sales of the Display Technologies segment are largely Asian based and, as such, are susceptible to movements in the US dollar - Japanese Yen exchange rates. For the third quarter of 2004, sales benefited by approximately 9% from a weakening of the US dollar compared to the same period in 2003.

For the nine months ended September 30, 2004, sales increased $406 million, or 103%, compared to the prior year period. The factors affecting the nine-month performance are largely the same as those identified for the third quarter of 2004. For the comparable nine month period, glass substrate volumes increased approximately 75%, average pricing increases were modest, and movements in the US dollar - Japanese Yen exchange rates benefited sales by approximately 9% compared to the same period in 2003.

For the three and nine months ended September 30, 2004, income before equity earnings increased by more than 2.5 times compared to the prior quarter and more than tripled compared to the prior year period. For both periods, the key drivers were the impact of incremental volumes and efficiencies realized through the shift in production toward large size glass substrates. Movements in the U.S. dollar - Japanese Yen exchange rates did not have a significant impact on income before equity earnings for the three and nine months ended September 30, 2004, compared to their respective 2003 periods. The increases in our equity earnings from Samsung Corning Precision for the periods presented were largely driven by the same factors identified for our wholly-owned business.

The Display Technologies segment manufactures and sells glass substrates to a concentrated customer base comprised of LCD panel makers primarily located in Japan and Taiwan. LCD panels are used in computer products, such as notebook computers and desktop monitors, consumer electronics products, such as digital cameras and camcorders and car navigation systems, and LCD televisions. For the three and nine months ended September 30, 2004, six LCD customers accounted for 78% of the Display Technologies segment sales. In addition, Samsung Corning Precision's sales were also concentrated, with 2 customers accounting for 87% and 84% of sales for the three and nine months ended September 30, 2004, respectively.

Corning and these customers have typically entered into multi-year supply agreements for the purchase and sale of glass substrates. These agreements provide for Corning to supply a percentage of the customers' requirements and include mechanisms for forecasting and ordering. During 2004, Corning improved the payment terms under these agreements to improve cash flow and reduce its working capital requirements.

The LCD market continues to grow rapidly. This growth is being driven, in part, by higher demand for LCD televisions, for which our LCD customers require larger size glass substrates. Over the past few months, Corning has held discussions with several of its customers to discuss how to meet this demand. As part of its discussions, Corning has sought improved payment terms, including deposits against orders, to provide a greater degree of assurance that we are effectively building capacity to meet the needs of a rapidly growing industry. There can be no assurance that Corning will be able to pace its capacity expansion to the actual demand and, while the industry has grown rapidly, it is possible that glass manufacturing capacity may exceed demand during certain periods. In the third quarter of 2004, we received approximately $100 million for deposits against orders.

Outlook:
--------
We expect to see a continuation of the overall industry growth and the trend toward large size substrates into the fourth quarter. We continue to see positive trends in the penetration rates of LCD's into the end-markets (notebook computers, monitors and televisions), and increasing demand for the large size substrates. Volume growth from the third and fourth quarter of 2004 is anticipated to be between 3% and 10% and average pricing is projected to remain stable. In addition, we expect to remain sold out throughout the quarter and plan to bring on additional capacity throughout the quarter. There can be no assurance that the end-market rates of growth will continue at the high rates experienced in recent quarters. Consumer preferences for panels of differing sizes, or price or other factors, may lead to pauses in market growth from time to time.

Environmental Technologies
The following table provides net sales and other data for the Environmental Technologies segment (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three months                          Nine months
                                                                      ended September 30,                  ended September 30,
                                                                  ------------------------              -------------------------
                                                                     2004           2003                  2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                              $   136        $   121               $   418        $   353
Net income                                                         $     0        $     3               $    10        $    11

Segment net income as a percentage of segment sales                     0%             3%                    2%             3%
------------------------------------------------------------------------------------------------------------------------------------

For the three months ended September 30, 2004, sales increased $15 million, or 12%, compared to the prior year quarter. We continue to see strong demand for our automotive and diesel products in response to ever-tightening emission standards around the world, although we are experiencing near-term softening in Asian retrofit markets for diesel products. Our automotive products benefited from both an increase in volume and a higher mix of our thin-wall and ultra thin-wall substrates, which allow our customers to meet their emission control requirements in a more cost effective manner. Although showing strong growth, diesel products represented a modest portion of the total Environmental Technologies sales for the three months ended September 30, 2004. A portion of the sales of the Environmental Technologies segment are susceptible to movements in the US dollar - Euro exchange rates. Movements in exchange rates did not have a significant impact on sales for the comparable quarters.

For the nine months ended September 30, 2004, sales increased $65 million, or 18%, compared to the prior year period. The factors affecting the nine-month period performance are largely the same as those identified for the quarter.

For the three months ended September 30, 2004, the segment operated at a break-even level compared to a modest profit in the comparable prior year period. The full benefits of the increases in product volumes and higher mix of thin-wall and ultra thin wall automotive substrates have been offset by higher development and engineering costs for our diesel products and lower than expected manufacturing results in the quarter. For the nine months ended September 30, 2004, segment net income was essentially equal with the prior year. Similar to the three month period comparison, the benefit of the sales increase is not being reflected in net income largely due to increased development and engineering spending.

Outlook:
--------
For the fourth quarter of 2004, we expect to see a moderate decrease in sales compared to those of the third quarter, largely due to seasonal declines. Diesel regulatory trends remain on track for the United States, Europe and Japan.

Life Sciences
The following table provides net sales and other data for the Life Sciences segment (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Three months                         Nine months
                                                                       ended September 30,                 ended September 30,
                                                                  -------------------------             -------------------------
                                                                     2004           2003                  2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                             $      75       $     70              $    233       $     215
Net income                                                        $       2       $      3              $     12       $      15

Segment net income as a percentage of segment sales                      3%             4%                    5%              7%
------------------------------------------------------------------------------------------------------------------------------------

For the three months ended September 30, 2004, sales increased $5 million, or 7%, compared to the prior year quarter. Volume increases across the majority of our product lines, drove the sales increase compared to the third quarter of 2003. Movements in foreign exchange rates, primarily the Euro, did not have a significant impact on sales for the comparable quarters.

For the nine months ended September 30, 2004, sales increased $18 million, or 8%, compared to the prior year period. The factors affecting the nine-month period performance are largely the same as those identified for the quarter.

For the three and nine months ended September 30, 2004 net income was consistent with that of the comparable period. For the three and nine month periods the incremental gross margin improvements resulting from the increase in sales volumes have been largely offset by new product development costs. In addition, for the nine month period, the comparison of net income was negatively impacted due to a gain recognized in the first quarter of 2003 on the disposition of a minor product line.

Outlook:
--------
For the fourth quarter of 2004, we expect a moderate decrease in sales compared to those of the third quarter, largely due to seasonal declines. We expect a continuation of the positive trends in research & development spending for our pharmaceutical, biotechnology, and academic customers.

Unallocated and Other
The following table provides net sales and other data for the non-reportable operating segments and unallocated items (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Three months                        Nine months
                                                                       ended September 30,                 ended September 30,
                                                                  -------------------------             -------------------------
                                                                     2004           2003                  2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Conventional Video Components                                                  $     14              $      2       $      63
   Other businesses                                               $      88             53                   250             174
                                                                  ---------       --------              --------       ---------
     Total net sales                                              $      88       $     67              $    252       $     237
                                                                  =========       ========              ========       =========

Loss before minority interests and equity earnings                $    (895)      $    (46)             $ (1,004)      $    (405)
Equity earnings of associated companies                           $      63       $     34              $    138       $     110
Net loss                                                          $    (815)      $    (10)             $   (861)      $    (223)

Loss before minority interests and equity earnings
  as a percentage of net sales                                     (1,017)%          (69)%                (398)%          (171)%
Net loss as a percentage of net sales                                (926)%          (15)%                (342)%           (94)%
------------------------------------------------------------------------------------------------------------------------------------

Unallocated and Other includes all other operating segments that do not meet the quantitative threshold for separate reporting (e.g., Specialty Materials, Ophthalmic, and Conventional Video Components), certain corporate investments
(e.g., Dow Corning and Steuben), discontinued operations and unallocated expenses. Unallocated expenses include research and other expenses related to new business development; gains or losses on repurchases and retirement of debt; charges related to the asbestos litigation; restructuring and impairment charges related to the corporate research and development or staff organizations; and charges for increases in our tax valuation allowance. Unallocated and Other also represents the reconciliation between the total operating results for the reportable segments and our consolidated operating results.

The increase in sales for the three and nine months ended September 30, 2004 compared to their respective prior year periods is primarily attributable to improvements in our specialty materials business. The 2004 decrease of conventional video components sales is due to our second quarter 2003 decision, along with our partner, to cease production and shut down our 51% owned affiliate, Corning Asahi Video Products Company (CAV), which was a manufacturer of glass panels and funnels for use in conventional tube televisions. Although sales in our Specialty Materials segment have increased over prior year periods, we have recently seen reductions in future forecasts of customer orders for semiconductor lens glass. It is too early to tell if this is a temporary market correction or the beginning of a downward cycle in the business. In addition, technology changes are being made by our customers that will impact certain of our product lines. We will monitor this situation during the fourth quarter of 2004, and it is possible we could see asset write-offs or impairments as a result of these changes.

Refer to the discussion regarding Restructuring, Impairment, and Other Charges and (Credits), Asbestos Settlement and (Provision) Benefit for Income Taxes for a description of the key drivers of net loss for periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure
During the third quarter of 2004, we issued 6 million shares of common stock and paid $4 million in cash in exchange for 57,500 of our 3.5% convertible debentures with a book value of $58 million. We recorded a loss of $4 million relating to the retirement of debt.

During the second quarter of 2004, we issued 10 million shares of common stock and paid $9 million in cash in exchange for 97,500 of our 3.5% convertible debentures with a book value of $98 million. We recorded a loss of $9 million relating to the retirement of debt.

During the first quarter of 2004, we issued 22 million shares of common stock and paid $24 million in cash in exchange for our 3.5% convertible debentures with a book value of $213 million. In addition, we repurchased 150,000 of our zero coupon convertible debentures with a book value $119 million for $117 million in cash. As a result of these transactions, we recorded a loss of $23 million.

In March 2004, we issued $400 million of senior unsecured notes under our existing $5 billion universal shelf registration statement, which became effective in March 2001. We realized net proceeds of $396 million from the issuance of these notes. As of September 30, 2004, our remaining capacity under the shelf registration was approximately $2.5 billion.

As an additional source of funds, we currently have full unrestricted access to a $2 billion revolving credit facility with 16 banks, expiring on August 17, 2005. As of September 30, 2004, there were no borrowings under the credit facility. The facility includes one financial covenant limiting the ratio of total debt to total capital, as defined, to not greater than 60%. At September 30, 2004, this ratio was 42%.

Capital Spending
Capital spending totaled $556 million and $204 million during the nine months ended September 30, 2004 and 2003, respectively. Our 2004 forecasted consolidated capital spending remains at $950 million to $1 billion. Of this amount, $750 million to $800 million will be directed toward expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment.

On October 6, 2004, Corning's board of directors approved an additional capital expenditure plan of $326 million to further expand our LCD manufacturing capacity in Taichung, Taiwan. This is the fourth major LCD capital expansion in the past 18 months. This year's portion of the recent expansion plan is included in the above ranges.

Restructuring
During the nine months ended September 30, 2004, we made payments of $75 million related to employee severance and termination costs and $20 million in other exit costs resulting from restructuring actions. We expect additional payments to range from $15 million to $20 million in the fourth quarter of 2004 for actions taken in 2001, 2002 and 2003.

Key Balance Sheet Data
At September 30, 2004, cash, cash equivalents and short-term investments totaled $1.7 billion, compared with $1.3 billion at December 31, 2003. The increase was primarily due to cash proceeds received from the issuance of the $400 million of senior unsecured notes, cash provided by operating activities and proceeds from divestitures, offset by repurchases of long-term debt and capital spending during the nine months ended September 30, 2004.

Balance sheet and working capital measures are provided in the following table (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                    September 30, 2004       December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
Working capital                                                          $  1,340                $  1,141
Working capital, excluding cash and short-term investments               $  (399)                $  (125)
Current ratio                                                               1.8:1                   1.7:1
Trade accounts receivable, net of allowances                             $    538                $    525
Days sales outstanding                                                         48                      58
Inventories                                                              $    498                $    467
Inventory turns                                                               4.8                     4.8
Days payable outstanding                                                       73                      52
Long-term debt                                                           $  2,438                $  2,668
Total debt to total capital                                                   42%                     34%
------------------------------------------------------------------------------------------------------------------------------------

Credit Ratings
Our credit ratings were updated from those disclosed in the 2003 Annual Report on Form 10-K as follows:
--------------------------------------------------------------------------------
RATING AGENCY                     Rating                         Outlook
Last Update                   Long-Term Debt                   Last Update
--------------------------------------------------------------------------------

Fitch                               BB+                         Positive
    August 12, 2004                                          August 12, 2004

Standard & Poor's                   BB+                          Stable
    July 29, 2002                                           January 16, 2004

Moody's                             Ba2                          Stable
    July 29, 2002                                           November 19, 2003
--------------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required us to make difficult, subjective or complex judgments in the third quarter of 2004 follow. Refer to our 2003 Annual Report on Form 10-K for additional significant estimates used in the preparation of financial statements.

Impairment of goodwill

SFAS 142 requires us to make certain difficult, subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our reporting unites; which are the same as our segments.

We measure fair value on the basis of discounted expected future cash flows. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends.

Pricing in the telecommunications industry remains depressed as the industry has failed to reduce capacity. Our previous forecasts assumed some rationalization of capacity that would lead to more stable pricing. We now expect the current depressed pricing conditions to persist. Based on competitive conditions and forecasted future customer requirements, we do not expect the level of demand for premium fiber products we previously forecasted. As a result, we have significantly reduced our outlook for future revenue and profitability from premium products. As we forecast customer demand, we have lowered the rate of volume growth in the longer range. Further negative developments in the telecommunications industry could cause us to change our forecasts for fiber volumes, pricing or mix of premium products which may result in additional goodwill impairment charges of up to $117 million.

Terminal value of the business assumes a growth in perpetuity of 3%. These cash flows are also used to value intangible and tangible assets which determine the implied value of reporting unit goodwill. The discount rate applied to these cash flows represents a telecommunications weighted average cost of capital based upon current debt and equity activity of 11 public companies representing a cross section of worldwide competitors of the reporting unit. For our third quarter 2004 interim test, we used a discount rate of 12.5% in our calculation of fair value of the expected future cash flows. An impairment charge of $1,420 million was recorded in the third quarter of 2004. Had we used a discount rate of 12%, the impairment charge would have been approximately $90 million lower. Had we used a discount rate of 13%, the impairment charge would have been approximately $80 million higher. In 2003, we used a 12% discount rate for our annual impairment test. The results of our 2003 test indicated that goodwill was not impaired. The 2003 results would not have changed had we used a discount rate of 11.5% or 12.5%.

Valuation allowance for deferred income taxes

SFAS 109 requires us to exercise judgment about our future results in assessing the realizability of our deferred tax assets. At September 30, 2004, Corning had gross deferred tax assets of approximately $2.2 billion. We determined that the likelihood of realization of certain deferred tax assets is less than 50% and recorded additional valuation allowances of $1.2 billion. If we sustain an appropriate level of profitability, primarily in the U.S. and Germany, or if we are able to develop additional tax-planning strategies, or if the PCC settlement is finalized earlier than we anticipate, adjustments to these allowances will be required may affect future net income.

In determining the amount of domestic deferred tax assets that we believe are more likely than not to be realized through a tax planning strategy involving the sale of a non-strategic asset, we estimated the fair value of the underlying non-strategic asset based primarily on discounted cash flows and precedent transactions. Changes in fair value of the non-strategic asset may also affect future net income.

See (Provision) Benefit for Income Taxes and Note 9 to the consolidated financial statements for additional information.

ENVIRONMENT

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. We have accrued approximately $20 million for the estimated liability for environmental cleanup and related litigation at September 30, 2004. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 8-K, and related comments by management which are not historical facts or information and contain words such as "believes," "expects," "anticipates," "estimates,"
"forecasts," and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-    global economic and political conditions;
-    tariffs, import duties and currency fluctuations;
-    product demand and industry capacity;
-    competitive products and pricing;
-    sufficiency of manufacturing capacity and efficiencies;
-    availability and costs of critical components and materials;
-    new product development and commercialization;
-    order activity and demand from major customers;
-    fluctuations in capital spending by customers;
- possible disruption in commercial activities due to terrorist activity, armed conflict, political instability or major health concerns;
-    facility expansions and new plant start-up costs;
-    effect of regulatory and legal developments;
-    capital resource and cash flow activities;
- ability to pace capital spending to anticipated levels of customer demand, which may fluctuate;
-    equity company activities;
-    interest costs;
- credit rating and ability to obtain financing and capital on commercially reasonable terms;
-    adequacy and availability of insurance;
-    financial risk management;
-    acquisition and divestiture activities;
-    level of excess or obsolete inventory;
-    ability to enforce patents;
-    adverse litigation;
-    product and components performance issues;
-    stock price fluctuations;
- the rate of substitution by end-users purchasing LCDs for notebook computers, desktop monitors and televisions;
-    a downturn in demand for LCD glass substrates;
- ability of our customers, most notably in the Display Technologies segment, to maintain profitable operations and obtain financing to fund their manufacturing expansions;
-    fluctuations in inventory levels in the supply chain;
- equity company activities, principally at Dow Corning Corporation and Samsung Corning Co., Ltd.; and
-    other risks detailed in Corning's SEC filings.

Risk Factors

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements or other projections contained in this Quarterly Report on Form 10-Q. In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general U.S. and non-U.S. economic and political conditions, including a global economic slowdown, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters or other disruptions of expected economic and business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Quarterly Report on Form 10-Q, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate statement labeled Forward-Looking Statements should be considered in addition to the statements below.

Our sales could be negatively impacted if one or more of our key customers substantially reduce orders for our products

     Our customer base is relatively concentrated with less than 10 significant customers accounting for a high percentage (greater than 50%) of net sales in most of our businesses, including those purchasing LCD glass. However, no individual customer accounts for more than 10% of consolidated sales.

     Our Display Technologies, Environmental Technologies, and Life Sciences segments have concentrated customer bases. If we lose a significant customer in any of these businesses, or if one or more significant customers reduce orders, our sales could be negatively impacted. The Display Technologies segment manufactures and sells glass substrates to a concentrated customer base comprised of LCD panel makers primarily located in Japan and Taiwan. LCD panels are used in computer products, such as notebook computers and desktop monitors, consumer electronics products, such as digital cameras and camcorders and car navigation systems, and LCD televisions. For the nine months ended September 30, 2004, six LCD customers accounted for 78% of the Display Technologies segment sales. In addition, Samsung Corning Precision's sales were also concentrated, with two customers accounting 84% of sales for the nine months ended September 30, 2004.

     Although the sale of LCD glass substrates has increased from quarter to quarter in 2004, there can be no assurance that this upward trend will continue. Our customers are LCD panel makers, and as they switch to larger size glass, the pace of their orders may be uneven while they adjust their manufacturing processes and facilities. Additionally, consumer preferences for panels of differing sizes, or price or other factors, may lead to pauses in market growth from time to time. There is further risk that our customers may not be able to maintain profitable operations or access sufficient capital to fund ongoing expansions.

     In the Environmental Technologies segment, sales of our ceramic substrate and filter technologies for gasoline and diesel emissions and pollution control fluctuate with our customers' production and sales of automobiles and other vehicles, as well as changes in governmental laws and regulations for air quality and emission controls. Sales in our Life Sciences segment are primarily through two large distributors to government entities, pharmaceutical and biotechnology companies, hospitals, universities and other laboratories, and any changes in distribution could impact our future sales.

     Our Telecommunications segment customers' purchases of our products are affected by general market and economic uncertainty, government regulatory changes and the June 2004 Chinese Ministry preliminary determination of dumping of certain U.S. optical fiber exports to China. For the third quarter ended September 30, 2004, one customer accounted for approximately 17% of our Telecommunications segment sales, and 10 customers accounted for 51% of total segment sales.

If we do not successfully adjust our manufacturing volumes and fixed cost structure, or achieve manufacturing yields or sufficient product reliability, our operating results could suffer, and we may not achieve profitability levels anticipated

     We are investing heavily in additional manufacturing capacity of certain businesses, including nearly $800 million in 2004 to expand our liquid crystal display glass facilities in response to anticipated increases in customer demand. The speed of constructing the new facilities presents challenges. We may face technical and process issues in moving to commercial production capacity. There can be no assurance that Corning will be able to pace its capacity expansion to the actual demand. While the industry has grown rapidly, it is possible that glass manufacturing capacity may exceed customer demand during certain periods.

     The manufacturing of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Any changes in our manufacturing processes or those of our suppliers could significantly reduce our manufacturing yields and product reliability. In some cases, existing manufacturing may be insufficient to achieve the volume or requirements of our customers. We will need to develop new manufacturing processes and techniques to achieve targeted volume, pricing and cost levels that will permit profitable operations. While we continue to fund projects to improve our manufacturing techniques and processes, we may not achieve satisfactory cost levels in our manufacturing activities that will fully satisfy our yield and margin targets.

We have incurred, and may in the future incur, restructuring and other charges, the amounts of which are difficult to predict accurately

     As a result of a severe decline in the telecommunications industry beginning in 2001, we have recorded charges for restructuring, impairment of assets, and the write-off of cost and equity based investments in the third quarter of 2004.

     It is possible we may record additional charges for restructuring or other asset impairments if additional actions become necessary to align costs to a reduced level of demand, or respond to increased competition, regulatory actions, or other factors impacting our businesses.

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

     . our ability to introduce leading products such as glass substrates for liquid crystal displays, optical fiber and environmental substrate products that can command competitive prices in the marketplace;
     . our ability to maintain or achieve a favorable sales mix of large generation sizes of display glass;
     . our ability to continue to develop new product lines to address our customers' diverse needs within the several market segments that we participate in, which requires a high level of innovation, as well as the accurate anticipation of technological and market trends;
     . our ability to develop new products in response to favorable government regulations and laws driving customer demand, particularly environmental substrate diesel filter products in the Environmental Technologies segment and Telecommunications segment products associated with fiber-to-the-premises;
     . our ability to create the infrastructure required to support anticipated growth in certain businesses:
     .    continued strong demand for notebook computers;
     . the rate of substitution by end-users purchasing LCD monitors to replace cathode ray tube monitors;
     . the rate of growth in purchases of LCD televisions to replace other technologies;
     . fluctuations in inventory levels in the supply chain of LCD-based consumer electronics; or
     .    the rate of growth  of the  fiber-to-the-premises  build-out  in North
          America.

We face pricing pressures in each of our leading businesses that could adversely affect our results of operations and financial performance

     We periodically face pricing pressures in each of our leading businesses as a result of intense competition, emerging new technologies, or over-capacity. While we will work toward reducing our costs to respond to the pricing pressures that may continue, we may not be able to achieve proportionate reductions in costs. As a result of overcapacity and the current economic and industry downturn in the Telecommunications segment, pricing pressures continued in 2004, particularly in our optical fiber and cable products. We anticipate pricing pressures will continue into 2005 and beyond. Increased pricing pressure is possible in our Display Technologies segment as our customers strive to reduce their costs.

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

     At September 30, 2004, Corning had goodwill of $276 million (including $117 million related to the Telecommunications segment). During the third quarter of 2004, we recorded a $1,420 million impairment charge to write-down the Telecommunications segment goodwill balance to its estimated fair value.

     While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur or change based on market conditions.

We may be limited in our ability to obtain additional capital on commercially reasonable terms

     Although we believe existing cash, short-term investments and borrowing capacity, collectively, provide adequate resources to fund ongoing operating requirements, we may be required to seek additional financing to compete effectively in our markets. Our public debt ratings affect our ability to raise capital and the cost of such capital. In July 2002, our credit ratings were downgraded to below investment grade. Our ratings as of September 30, 2004 were BB+ from both Fitch and Standard & Poor's and Ba2 from Moody's. Any downgrades may increase our borrowing costs and affect our ability to access the debt capital markets.

     As a result of our lower debt ratings, we may face difficulties in our business. For example, we may face increasing requirements to post cash collateral for performance bonds and some customers may seek alternative suppliers.

     We are subject under our revolving credit facility to a covenant that requires us to maintain a ratio of total debt to capital, as defined under the credit facility, of not greater than 60%. Our total debt to capital ratio was 42% at September 30, 2004. This covenant may limit our ability to borrow funds. Future losses or significant charges could materially increase our total debt to capital ratio which may reduce the amounts we are able to borrow under the revolving credit facility.

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

We face intense competition in most of our businesses

     We expect that we will face additional competition from existing competitors and new entrants. Because some of the markets in which we compete have been historically characterized by rapid growth and are characterized by rapid technology changes, smaller niche and start-up companies may become our principal competitors in the future. We must invest in research and development, expand our engineering, manufacturing and marketing capabilities, and continue to improve customer service and support in order to remain competitive. We cannot assure you that we will be able to maintain or improve our competitive position.

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

     The intellectual property rights of others could inhibit our ability to introduce new products. We are, and may in the future be, subject to claims of intellectual property infringement or misappropriation that may result in loss of revenue or require us to incur substantial costs. We cannot assure you as to the outcome of such claims.

Current or future litigation may harm our financial condition or results of operations

     Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits against PCC and several other defendants involving claims alleging personal injury from exposure to asbestos. As described in Legal Proceedings, our negotiations with the representatives of asbestos claimants have produced a tentative settlement, but certain cases may still be litigated. Final approval of a global settlement through the PCC bankruptcy process may impact the results of operations for the period in which such costs, if any, are recognized. Total charges of $429 million have been incurred through September 30, 2004; however, the final settlement value will be dependent on the price of our common stock at the time it is contributed to the settlement trust. Management cannot provide assurances that the ultimate outcome of a settlement will not be materially different from the amount recorded to date.

We face risks related to our international operations and sales

     We have customers and significant operations, including manufacturing and sales, located outside the U.S. We have large manufacturing operations for liquid crystal display glass substrates in the Asia-Pacific region, including equity investments in companies operating in South Korea that make liquid crystal display glass and in China that make telecommunications products, and several significant customers are located in this region. As a result of these and other international operations, we face a number of risks, including:

     .    major health concerns such as SARS;
     .    difficulty of effectively managing our diverse global operations;
     .    change in regulatory requirements;
     . tariffs, duties and other trade barriers including anti-dumping duties as in the pending China proceedings (Refer to Part II - Other Information, Item 1. Legal Proceedings for additional information);
     .    undeveloped legal systems; and
     .    political and economic instability in foreign markets.

We face risks through our equity method investments in companies that we do not control

     Dow Corning Corporation (which makes silicone products) and Samsung Corning Precision Glass Co., Ltd. (which makes liquid crystal display glass), two companies in which we have a 50% ownership interest, have contributed to our earnings by recognition of a share of their earnings. For the nine months ended September 30, 2004, we have recognized $310 million of equity earnings, primarily from these two companies. Samsung Corning Precision is located in the Asia-Pacific region and, as such, is subject to those geographic risks referred to above. With 50% or lower ownership, we do not control such equity companies nor their management and operations. Performance of our equity investments may not continue at the same levels in the future. During 2003, we recognized charges associated with Samsung Corning Co., Ltd. (our 50% equity method investment that makes glass panels and funnels for conventional televisions), which recorded significant fixed asset impairment charges. During 2004, we have recognized charges associated with Dow Corning Corporation, which recorded charges for restructuring actions and bankruptcy related settlement activities. It is possible that future earnings could be negatively impacted by additional charges recorded by our equity method investments.

We face risks due to foreign currency fluctuations

     Because we have significant customers and operations outside the U.S., fluctuations in foreign currencies affect our sales and profit levels. Foreign exchange rates may make our products less competitive in countries where local currencies decline in value relative to the dollar. These currency risks may increase as our sales outside the U.S. grow.

If the financial condition of our customers declines, our credit risks could increase

     In 2002 and 2003, certain of our customers experienced financial difficulties, and some filed with the courts seeking protection under bankruptcy or reorganization laws. We have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable, as well as the loss of such customer's ongoing business. If our customers fail to meet their payment obligations to us, including deposits due under long-term purchase and supply agreements in our Display Technologies segment, we could experience reduced cash flows and losses in excess of amounts reserved. As of September 30, 2004, reserves for trade receivables totaled approximately $36 million.

We may not have adequate insurance coverage for claims against us

     We face the risk of loss resulting from, and adverse publicity associated with, product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect. Our insurance costs have increased substantially and may increase further. We may not be able to get adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policy limits could require us to pay substantial sums. Some of the carriers in our historic excess insurance program are not rated, or may have lower ratings, or are in liquidation and may not be able to respond if we should have claims reaching into excess layers. In addition, we may not be able to insure against certain risks or obtain some types of insurance, such as terrorism or war insurance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposure during the first nine months of 2004. For a discussion of our exposure to market risk, refer to
Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2003 Annual Report on Form 10-K.


ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. Based upon the evaluation, the chief executive officer and chief financial officer concluded that as of the evaluation date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended September 30, 2004, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $20 million for its estimated liability for environmental cleanup and litigation at September 30, 2004. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's estimated liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Corning received no dividends from Dow Corning in 2003 or in 2004 to date.

The Joint Plan includes releases for Corning and Dow Chemical as shareholders in exchange for contributions to the Joint Plan. Although claims against the shareholders were included in several thousand state and federal lawsuits filed pre-bankruptcy, alleging injuries arising from Dow Corning's implant products, Corning was awarded summary judgment in federal court and in several state jurisdictions. The remaining claims against Corning will be channeled by the Joint Plan into facilities established by the Joint Plan. Management believes that the likelihood of a materially adverse impact to Corning's financial standards arising from these remaining shareholder claims is remote.

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

From December 2001 through April 2002, Corning and three of its officers and directors were named defendants in lawsuits alleging violations of the U.S. securities laws in connection with Corning's November 2000 offering of 30 million shares of common stock and $2.7 billion zero coupon convertible debentures, due November 2015. In addition, the Company and the same three officers and directors were named in lawsuits alleging misleading disclosures and non-disclosures that allegedly inflated the price of Corning's common stock in the period from October 2000 through July 9, 2001. The plaintiffs in these actions seek to represent classes of purchasers of Corning's stock in all or part of the period indicated. On August 2, 2002, the U.S. District Court of the Western District of New York entered an order consolidating these actions for all purposes, designating lead plaintiffs and lead counsel, and directing service of a consolidated complaint. The consolidated amended complaint requests substantial damages in an unspecified amount to be proved at trial. In February 2003, defendants filed a motion to dismiss the complaint for failure to allege the requisite elements of the claims with particularity. The Court heard arguments on May 29 and June 9, 2003 and on April 9, 2004 entered a Decision and Order dismissing the complaint. In May 2004, Plaintiffs filed a notice of appeal to the U.S. Court of Appeals of the Second Circuit. Plaintiffs filed their appellate brief on August 30, 2004. Defendants filed their appellate brief on October 13, 2004. Oral argument has not yet been scheduled. Management is prepared to defend these lawsuits vigorously. Recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning's financial statements, net of applicable insurance, is remote.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. ("PPG") each own 50% of the capital stock of PCC. Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and had insufficient remaining insurance and assets to deal with its alleged current and future liabilities. More than 100,000 additional claims have been filed with PCC after its bankruptcy filing. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC's asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC's asbestos products. Corning is also currently named in approximately 11,300 other cases (approximately 42,800 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

In the bankruptcy court, PCC in April 2000 obtained a preliminary injunction against the prosecution of asbestos actions arising from PCC's products against its two shareholders to afford the parties a period of time (the Injunction Period) in which to negotiate a plan of reorganization for PCC ("PCC Plan").

On May 14, 2002, PPG announced that it had agreed with certain of its insurance carriers and representatives of current and future asbestos claimants on the terms of a settlement arrangement applicable to claims arising from PCC's products. On March 28, 2003, Corning announced that it had also reached agreement with representatives of current and future asbestos claimants on a settlement arrangement that will be incorporated into the PCC Plan. This settlement is subject to a number of contingencies, including approval by the bankruptcy court. Corning's settlement will require the contribution, when the Plan becomes effective, of its equity interest in PCC, its one-half equity interest in PCE, and 25 million shares of Corning common stock. Corning also will be making cash payments of $142 million (net present value as of September 30, 2004) in six installments beginning one year after the Plan is effective. In addition, Corning will assign policy rights or proceeds under primary insurance from 1962 through 1984, as well as rights to proceeds under certain excess insurance, most of which falls within the period from 1962 through 1973. In return for these contributions, Corning expects to receive a release and an injunction channeling asbestos claims against it into a settlement trust under the PCC Plan.

Corning recorded an initial charge of $298 million in the period ending March 31, 2003 to reflect the settlement terms. However, the amount of the charge for this settlement requires adjustment each quarter based upon movement in Corning's common stock price prior to contribution of the shares to the trust. In the third quarter of 2004, Corning recorded a credit of $50 million to reflect the mark-to-market of Corning common stock. Beginning with the first quarter of 2003 and through September 30, 2004, Corning recorded total net charges of $429 million to reflect the initial settlement and mark-to-market the value of Corning common stock.

Two of Corning's primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the Plan were held in the Bankruptcy Court in May 2004. That Court set a schedule for briefing leading to final arguments in November 2004. The timing and outcome are uncertain and additional appeals by objecting parties are reasonably possible. Although the confirmation of the PCC Plan is subject to a number of contingencies, apart from the quarterly adjustment in the value of 25 million shares of Corning common stock, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

Astrium. In December of 2000, Astrium, SAS and Astrium, Ltd. filed a complaint for negligence in the U.S. District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries
(prior to Corning's acquisition of NetOptix) in such a way that the amount of electricity the satellite can produce and their effective life were materially reduced. NetOptix has denied that the coatings produced by NetOptix or its subsidiaries caused the damage alleged in the complaint, or that it is legally liable for any damages that Astrium may have experienced. In April 2002, the Court granted motions for summary judgment by NetOptix and other defendants to dismiss the negligence claims, but permitted plaintiffs to add fraud and negligent misrepresentation claims against all defendants and a breach of warranty claim against NetOptix and its subsidiaries. In October 2002, the Court again granted defendants' motions for summary judgment and dismissed the negligent misrepresentation and breach of warranty claims. The intentional fraud claims were dismissed against all non-settling defendants on February 25, 2003. On March 19, 2003, Astrium appealed all of the Court's Rulings regarding the various summary judgment motions to the Ninth Circuit Court of Appeals. The Circuit Court has stayed the appeal pending a decision in a case being appealed to the California Supreme Court involving similar issues of law which was argued on October 5, 2004. Recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

Furukawa Electric Company. On February 3, 2003, The Furukawa Electric Company filed suit in the Tokyo District Court in Japan against Corning Cable Systems International Corporation ("CCS International") alleging infringement of Furukawa's Japanese Patent No. 2,023,966 which relates to separable fiber ribbon units used in optical cable. Furukawa's complaint requests slightly over (Y)6 billion in damages (approximately $56 million) and an injunction against further sales in Japan of these fiber ribbon units. CCS International has denied the allegation of infringement, asserted that the patent is invalid, and is defending vigorously against this lawsuit. Several hearings have been held before the Tokyo District Court and the next hearing is scheduled for October 29, 2004, at which a ruling from the court is expected. Management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

Chinese Anti-Dumping Investigation. On July 1, 2003, the Chinese Ministry of Commerce announced an anti-dumping investigation against manufacturers of optical fiber based in the U.S, Korea and Japan, alleging that standard single-mode optical fiber was sold in China at lower prices than in the respective home country. This matter does not present a claim for damages. On June 16, 2004 the Ministry's preliminary determination was issued which found that Corning had dumped optical fiber in China during the relevant period in 2002 and 2003, and that the responding parties had collectively materially injured Chinese producers. The Ministry stipulated that Corning's preliminary cash deposit on optical fiber types covered by the investigation was 16%. Chinese purchasers of the affected Corning optical fiber will have to pay the amount of this duty in the form of a cash deposit. At the same time, Chinese customs are also asking that all other Corning optical fiber types imported into China will be charged a 16% payment, to be refunded when customs' testing confirms that these types are not covered by the investigation. Corning is vigorously contesting this preliminary determination through additional filings and may be able to appeal within the Ministry or the Chinese legal system if the final determination is adverse. Corning's fiber export revenues to China were approximately 6% of optical fiber and cable revenues. Corning management estimates that the impact of any potential loss of fiber export volume to China should be less than $0.01 in earnings in the second half of 2004.

PicVue Electronics Ltd., PicVue OptoElectronics International, Inc. and Eglasstrek Gmbh. In June 2002, Corning brought an action seeking to restrain the use of its trade secrets and for copyright infringement relating to certain aspects of the fusion draw machine used for liquid crystal display glass melting. This action is pending in the U.S. District Court for the Western District of New York against these three named defendants. The District Court in July 2003 denied the PicVue motion to dismiss and granted a preliminary injunction in favor of Corning, subject to posting a bond in an amount to be determined. PicVue, a Taiwanese company, responded in July 2003 with a counterclaim alleging violations of the antitrust laws and claiming damages of more than $120 million as well as requesting trebled damages. PicVue has appealed the District Court's ruling and the District Court has deferred ruling on the bond amount until the completion of such appeal. The appellate court affirmed the grant of the preliminary injunction, but remanded the case for the District Court to clarify the scope of the injunction and to consider what, if any, bond should be posted. The parties have submitted papers to the District Court addressing the issues remanded. In those papers, PicVue has requested that Corning post a bond of $150 million. The court has deferred making a ruling on the remand issues pending settlement discussions between the parties.
Recognizing that the outcome of litigation is uncertain, management believes that the PicVue counterclaim is without merit and that the likelihood of a materially adverse impact to Corning's financial statements is remote.

Tyco Electronics Corporation and Tyco Technology Resources, Inc. On August 13, 2003, CCS Holdings Inc. ("CCS"), a Corning subsidiary, filed an action in the U.S. District Court for the Middle District of North Carolina against Tyco Electronics Corporation and Tyco Technology Resources, Inc. ("Tyco"), asking the court to declare a Tyco patent invalid and not infringed by CCS. The patent generally relates to a type of connector for optical fiber cables. Tyco has responded with a motion to dismiss the action for lack of jurisdiction. That motion has been fully briefed by the parties, and Tyco has requested a hearing. The motion to dismiss has been withdrawn by Tyco and Tyco has filed an Answer and Counterclaims to CCS's complaint. Tyco's counterclaims allege patent infringement by CCS and seeks unspecified monetary damages and an injunction. Management has not estimated the range of monetary damages that may be claimed if CCS does not prevail on its claim that the Tyco patent is invalid or not infringed. Recognizing that the outcome of litigation is uncertain, management believes that the risk of a material impact on Corning's financial statements is remote.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal third quarter of 2004:

Issuer Purchases of Equity Securities*

------------------------------------------------------------------------------------------------------------------------------------
                                          Total              Average             Total Number of              Approximate Dollar
                                         Number               Price            Shares Purchased as           Value of Shares that
                                        of Shares           Paid per            Part of Publicly             May Yet Be Purchased
Period                                 Purchased**           Share**             Announced Plan*                Under the Plan*
------------------------------------------------------------------------------------------------------------------------------------
July 1-31, 2004                            1,675             $12.09                    0                              $0
August 1-31, 2004                         13,518             $12.05                    0                              $0
September 1-30, 2004                       9,191             $10.17                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------
Total                                     24,384             $11.35                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------

* During the quarter ended September 30, 2004, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.

** This column reflects the following transactions during the fiscal third quarter of 2004: (i) the deemed surrender to us of 20,976 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 3,408 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit Number        Exhibit Name
     --------------        ------------
         10.1              Form of Corning Incorporated Incentive Stock Plan
                           Agreement for Restricted Stock Grants

         10.2 Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Retention Grants

         10.3              Form of Corning Incorporated Incentive Stock
                           Option Agreement

         10.4              Form of Corning Incorporated Non-Qualified Stock
                           Option Agreement

          12               Computation of Ratio of Earnings to Fixed Charges

         31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

         31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

          32               Certification Pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

     A report on Form 8-K was filed July 19, 2004, in connection with the registrant's results for the quarter ended June 30, 2004, furnishing material pursuant to Item 12 and Item 9.*

     A report on Form 8-K was filed August 6, 2004 in connection with registrant's additional reporting segments and segment financial results, under Items 5 and 7. A report on Form 8-K was filed October 7, 2004, in connection with certain exit or disposal activities and material impairment charges under Items 2.05, 2.06 and 9.01.*

     A report on Form 8-K was filed October 20, 2004, in connection with the registrant's results for the quarter ended September 30, 2004, furnishing material pursuant to Item 2.02 and Item 7.01.*

     * Information furnished under Item 9, Item 12, Item 7.01 or Item 2.02 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 18 of the Securities and Exchange Act of 1934, as amended.

     * Other items under Part II are not applicable.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                               CORNING INCORPORATED
                                                   (Registrant)






          October 28, 2004                      /s/ JAMES B. FLAWS
          ----------------           -----------------------------------------
                Date                              James B. Flaws
                                     Vice Chairman and Chief Financial Officer
                                           (Principal Financial Officer)




          October 28, 2004                    /s/ KATHERINE A. ASBECK
          ----------------           -----------------------------------------
                Date                            Katherine A. Asbeck
                                       Senior Vice President and Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------



Exhibit Number          Exhibit Name
--------------          ------------
    10.1                Form of Corning Incorporated Incentive Stock Plan
                        Agreement for Restricted Stock Grants

    10.2 Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Retention Grants

    10.3                Form of Corning Incorporated Incentive Stock Option
                        Agreement

    10.4                Form of Corning Incorporated Non-Qualified Stock Option
                        Agreement

     12                 Computation of Ratio of Earnings to Fixed Charges

    31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

    31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

     32                 Certification Pursuant to 18 U.S.C. Section 1350

                                                                    Exhibit 10.1

                              CORNING INCORPORATED
                       2000 INCENTIVE STOCK PLAN AGREEMENT
                            (Restricted Stock Grant)


This Incentive Stock Agreement dated ______________ between Corning Incorporated ("Corning") and the employee named below is subject in all respects to Corning's 2000 Employee Equity Participation Program, a copy of which may be obtained from the Corporate Secretary at One Riverfront Plaza, Corning, New York, 14831-0001.

1. Award of Shares. Corning hereby awards to the below-named employee of Corning (the "Employee") the number of shares of Corning Common Stock, par value $.50 per share (the "Incentive Stock"), indicated below.
                Employee             SSN               Shares

2. Non-Transferability. The shares of Incentive Stock (and all shares subsequently issued or distributed by means of dividends, spin-offs, splits, combinations, reclassifications, or other capital changes with respect such shares) may not be sold, assigned, transferred, pledged or otherwise encumbered by or on behalf of or for the benefit of the Employee until the Employee is entitled to receive physical possession of the shares pursuant to the terms of this Agreement.

3. Voluntary Termination, Termination for Cause, Dereliction of Duties or Harmful Acts. The shares of Incentive Stock are subject to forfeiture and shall be forfeited to Corning if the Employee voluntarily leaves the employ of Corning or one of its subsidiaries without its express consent, if the Employee's employment is terminated "for cause", or if the Employee causes Corning or one of its subsidiaries to suffer financial harm or damage to its reputation (either before or after termination of employment) through
     (i) dishonesty, (ii) material violation of Corning's standards of ethics or conduct, or (iii) material deviation from the duties owed Corning or its subsidiaries by the Employee.

4. Possession of Shares. The shares of Incentive Stock shall be registered in the name of the Employee but shall be held by Corning (in "book entry" form) until the Employee is entitled to possession of the shares pursuant to the terms of this Agreement. Until the Employee has received possession of the shares of the Incentive Stock, the Employee shall have no right to sell, assign, transfer, pledge or otherwise encumber the shares of Incentive Stock in any manner, any attempt to do so to result in the forfeiture of such shares to which such sale, assignment, transfer, pledge or other encumbrance purports to relate.

5. Lapse of Forfeiture Provisions. The possibility of forfeiture referred to in paragraph 3 above shall lapse as to ________ percent (_____%) of the Incentive Stock after ___________ or upon the occurrence of the events specified below:

     a.   The Employee's death.
     b. The Employee's termination of employment as the result of total and permanent disability or for health or medical reasons which prevent the Employee from fulfilling the duties and responsibilities assigned to the Employee.
     c. The Employee's involuntary termination for reasons other than those outlined in Paragraph 3 above.
     d. The Employee's retirement under the Pension Plan or the pension scheme applicable to one or more of Corning's subsidiaries on or after age 55.
     e. The Employee's termination of employment with Corning or one of its subsidiaries within four years following a "change of control" (defined below), which termination shall be deemed to occur if during such period the Employee determines in good faith that the position, duties, responsibilities and status assigned to him are inconsistent with the position, duties, responsibilities and status of the Employee with Corning or one of its subsidiaries immediately prior to the change of control. Such determination shall be evidenced by the Employee in a writing delivered to the Secretary of Corning or one of its subsidiaries promptly but in no event later than 180 days after such determination.

          For purposes of this Agreement, the term "change of control" shall mean and shall be deemed to occur if and when:

          (i) an offerer (other than Corning) purchases shares of Corning Common Stock pursuant to a tender or exchange offer for such shares;

          (ii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of Corning securities representing 30% or more of the combined voting power of Corning's then outstanding securities;

          (iii)the membership of Corning's Board of Directors changes as the result of a contested election of elections, such that a majority of the individuals who are Directors at any particular time were initially placed on the Board of Directors as a result of such a contested election or elections occurring within the previous two years; or

          (iv) the consummation of a merger, consolidation, sale or disposition of all or substantially all of Corning's assets or a plan or partial or complete liquidation approved by Corning's shareholders.

6. Voting rights and dividends. The Employee may vote the shares of Incentive Stock and receive all dividends as declared and paid by Corning, subject to the appropriate withholding to satisfy applicable requirements.

7. Legends. The Employee acknowledges that the shares of Incentive Stock are held in electronic "book entry" in a restricted account by Corning, and if converted into paper certificate form would bear a restricted legend indicating the possibility of forfeiture and the restrictions on transfer.

8. Transfers. If the Employee shall be transferred from Corning to a subsidiary company (being an entity at least 50% owned within the meaning of Section 424(f) of the Internal Revenue Code), or vice versa or from one subsidiary company to another, the Employee's employment shall not be deemed to have terminated.

9. Other. Any dispute, disagreement or matter of interpretation which shall arise under this Agreement shall be finally determined by Corning's Compensation Committee in its absolute discretion.

IN WITNESS WHEREOF, this Agreement has been duly executed by Corning and the Employee.




CORNING INCORPORATED                           EMPLOYEE

By:                                            By:
    ---------------------------------              ----------------------
     K. P. Gregg
     Executive Vice President & Chief          Address: -----------------
       Administrative Officer
                                               --------------------------

                                                                    Exhibit 10.2

                              CORNING INCORPORATED
                       2000 INCENTIVE STOCK PLAN AGREEMENT
                       (Restricted Stock Retention Grant)


This Incentive Stock Agreement dated ________________ between Corning Incorporated ("Corning") and the employee named below is subject in all respects to Corning's 2000 Employee Equity Participation Program, a copy of which may be obtained from the Corporate Secretary at One Riverfront Plaza, Corning, New York, 14831-0001.

1. Award of Shares. Corning hereby awards to the below-named employee of Corning (the "Employee") the number of shares of Corning Common Stock, par value $.50 per share (the "Incentive Stock"), indicated below.
                Employee              SSN               Shares

2. Non-Transferability. The shares of Incentive Stock (and all shares subsequently issued or distributed by means of dividends, spin-offs, splits, combinations, reclassifications, or other capital changes with respect such shares) may not be sold, assigned, transferred, pledged or otherwise encumbered by or on behalf of or for the benefit of the Employee until the Employee is entitled to receive physical possession of the shares pursuant to the terms of this Agreement.

3. Voluntary Termination, Termination for Cause, Dereliction of Duties or Harmful Acts. The shares of Incentive Stock are subject to forfeiture and shall be forfeited to Corning if the Employee voluntarily leaves the employ of Corning or one of its subsidiaries without its express consent or if the Employee causes Corning or one of its subsidiaries to suffer financial harm or damage to its reputation (either before or after termination of employment) through (i) dishonesty, (ii) material violation of Corning's standards of ethics or conduct, or (iii) material deviation from the duties owed Corning or its subsidiaries by the Employee.

4. Possession of Shares. The shares of Incentive Stock shall be registered in the name of the Employee but shall be held by Corning (in "book entry" form) until the Employee is entitled to possession of the shares pursuant to the terms of this Agreement. Until the Employee has received possession of the shares of the Incentive Stock, the Employee shall have no right to sell, assign, transfer, pledge or otherwise encumber the shares of Incentive Stock in any manner, any attempt to do so to result in the forfeiture of such shares to which such sale, assignment, transfer, pledge or other encumbrance purports to relate.

5. Lapse of Forfeiture Provisions. The possibility of forfeiture referred to in paragraph 3 above shall lapse in whole upon the occurrence of the events specified in subparagraphs a, b, c and d below.

     a.   The Employee's death.
     b. The Employee's retirement under the Pension Plan or the pension scheme applicable to one or more of Corning's subsidiaries on or after age 55.
     c. The Employee's termination of employment as the result of total and permanent disability or for health or medical reasons which prevent the Employee from fulfilling the duties and responsibilities assigned to the Employee.
     d. The Employee's termination of employment with Corning or one of its subsidiaries within four years following a "change of control" (defined below), which termination shall be deemed to occur if during such period the Employee determines in good faith that the position, duties, responsibilities and status assigned to him are inconsistent with the position, duties, responsibilities and status of the Employee with Corning or one of its subsidiaries immediately prior to the change of control. Such determination shall be evidenced by the Employee in a writing delivered to the Secretary of Corning or one of its subsidiaries promptly but in no event later than 180 days after such determination.

          For purposes of this Agreement, the term "change of control" shall mean and shall be deemed to occur if and when:

          (i) an offerer (other than Corning) purchases shares of Corning Common Stock pursuant to a tender or exchange offer for such shares;

          (ii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of Corning securities representing 30% or more of the combined voting power of Corning's then outstanding securities;

          (iii)the membership of Corning's Board of Directors changes as the result of a contested election of elections, such that a majority of the individuals who are Directors at any particular time were initially placed on the Board of Directors as a result of such a contested election or elections occurring within the previous two years; or

          (iv) the consummation of a merger, consolidation, sale or disposition of all or substantially all of Corning's assets or a plan or partial or complete liquidation approved by Corning's shareholders.

6. Voting rights and dividends. The Employee may vote the shares of Incentive Stock and receive all dividends as declared and paid by Corning, subject to the appropriate withholding to satisfy applicable requirements.

7. Legends. The Employee acknowledges that the shares of Incentive Stock are held in electronic "book entry" in a restricted account by Corning, and if converted into paper certificate form would bear a restricted legend indicating the possibility of forfeiture and the restrictions on transfer.

8. Transfers. If the Employee shall be transferred from Corning to a subsidiary company (being an entity at least 50% owned within the meaning of Section 424(f) of the Internal Revenue Code), or vice versa or from one subsidiary company to another, the Employee's employment shall not be deemed to have terminated.

9. Other. Any dispute, disagreement or matter of interpretation which shall arise under this Agreement shall be finally determined by Corning's Compensation Committee in its absolute discretion.

IN WITNESS WHEREOF, this Agreement has been duly executed by Corning and the Employee.



CORNING INCORPORATED                           EMPLOYEE

By:                                            By:
    ---------------------------------              ----------------------
     K. P. Gregg
     Executive Vice President & Chief          Address: -----------------
       Administrative Officer
                                               --------------------------

                                               S.S.N.:
                                                      -------------------

                                                                    Exhibit 10.3


                              CORNING INCORPORATED
                        INCENTIVE STOCK OPTION AGREEMENT


The following section summarizes the principal provisions of the 2000 Equity Participation Program (the "Plan"). The terms of the Plan govern the administration of all incentive stock options (an "Option") and other equity grants made by Corning Incorporated (the "Corporation"). A copy of the Plan can be obtained from the Corporation's Secretary, One Riverfront Plaza, Corning, New York 14831-0001. If there is a discrepancy between this summary and the Plan, the terms of the Plan will govern.

1. Award of Option. An Option award is evidenced by a written statement provided by the Corporation to an Option recipient (the "Optionee"). The statement will include the date of the Option grant (the "Option Grant Date"), the number of shares covered by the Option grant, the Option vesting dates, the Option exercise price, and the expiration date of the Option (the "Final Expiration Date").

2. Exercise of Option. An Option can be exercised on or after the date the Option (or a portion of the Option) becomes vested (nonforfeitable). No Option, however, can be exercised before it is vested or after its Final Expiration Date. For the specific vesting dates applicable to your Option grant, you can check the statement provided to you by the Company.

3. Non-Transferability. An Option is not transferable other than by will or the laws of descent and distribution and may be exercised during the lifetime of the Optionee only by the Optionee.

4. Exercise for Cash or Stock. The purchase price of shares purchased through an Option exercise is payable in full with, or in a combination of, (a) cash, or (b) shares of Corning Common Stock owned by the Optionee duly endorsed or accompanied by stock powers executed in blank. If payment is made in whole or in part with shares of Corning Common Stock, the value of such Common Stock is calculated as the mean between its high and low prices on the New York Stock Exchange on the day of purchase.

5. Exercise After Termination of Employment, Death, Disability or Change in Control. The provisions covering the exercise of an Option following termination of employment, death, disability or change in control are as follows:

     (a) Retirement -- If the Optionee's employment shall terminate on account of retirement from the Corporation at or after age 55, an Option may be exercised for the remaining life of the option.

     (b) Involuntary Termination -- If the Optionee's employment shall be involuntarily terminated for any reason not otherwise separately addressed below, an Option may be exercised for ninety (90) days following such termination to the extent exercisable at the date of such termination.

     (c) Death -- If the Optionee shall die while employed, or while retired as described in subsection (a), or while disabled as described in subsection (d), an Option may be exercised by the Optionee's duly appointed legal representative during the remaining life of the option.

     (d) Disability -- If the Optionee's employment shall terminate as a result of a total and permanent disability (as that term is defined in the
          Corporation's long-term disability plan(s)), an Option may be exercised during the remaining life of the option.

     (e) Divestiture, etc. -- If the Optionee's employment is terminated due to a reduction in force or divestiture or discontinuance of certain of the Corporation's operations, an Option may be exercised for 3 years after termination of employment.

     (f) Voluntary Termination, Termination for Cause, Dereliction of Duties or Harmful Acts -- If the Optionee voluntarily leaves the employ of the Corporation other than for Retirement as described in subsection (a), an Option shall terminate immediately and be of no further force or effect. If the Optionee shall cause the Corporation to suffer financial harm or damage to its reputation (either before or after termination of employment) through (i) dishonesty, (ii) material violation of the Corporation's standards of ethics or conduct, or
          (iii) material deviation from the duties owed the Corporation by the Optionee, an Option shall terminate and be of no further force or effect.

     (g) Transfers -- If the Optionee shall be transferred from the Corporation to a subsidiary company (being a 50% owned entity within the meaning of Section 424(f) of the Code), or vice versa or from one subsidiary company to another, the Optionee's employment shall not be deemed to have terminated. An Option shall be treated in accordance with the rules in subsection (e) if, while the Optionee is employed by a subsidiary company, such company shall cease to be a subsidiary company and the Optionee is not thereupon transferred to and employed by the Corporation or another subsidiary company.

     (h) Change of Control -- In the event of a "change of control", the provisions of Section 2 above shall not be applicable and an Option shall become fully exercisable.

          For purposes of this Agreement, the term "change of control" shall mean and shall be deemed to occur if and when:

          (i) an offerer (other than the Corporation) purchases shares of Corning Common Stock pursuant to a tender or exchange offer for such shares;

          (ii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of the Corporation's securities representing 50% or more of the combined voting power of Corporation's then outstanding securities;

          (iii)the membership of the Corporation's Board of Directors changes as the result of a contested election or elections, such that a majority of the individuals who are Directors at any particular time were initially placed on the Board of Directors as a result of such a contested election or elections occurring within the previous two years; or

          (iv) the consummation of a merger in which the Corporation is not the surviving corporation, consolidation, sale or disposition of all or substantially all of the Corporation's assets or a plan of partial or complete liquidation approved by the Corporation's shareholders.

6. Modification of Agreement. Any modification of the terms of this Agreement must be approved, and any dispute, disagreement or matter of interpretation which shall arise under this Agreement shall be finally determined by, the Corporation's Compensation Committee in its absolute discretion.

7. Exercise Procedures. An Option may be exercised in accordance with the procedures specified by the Corporation from time to time.

8. Discretionary Award. By acknowledging and accepting this stock option award, you agree that the granting of this stock option award is completely at the discretion of the Committee or its designee pursuant to the Plan. The stock option award is not an acquired right to you, but an offer from the Company to employees who fulfill specific conditions. As a result, you do not expect that future options will be granted to you under this Plan, or any other plan, nor do you expect that the benefits accruing under the Plan will be reflected in any severance or indemnity payments that the Company, or an Affiliate, may make to you in the future.

                                                                    Exhibit 10.4


                              CORNING INCORPORATED
                      NON-QUALIFIED STOCK OPTION AGREEMENT


The following section summarizes the principal provisions of the 2000 Equity Participation Program (the "Plan"). The terms of the Plan govern the administration of all non-qualified stock options (an "Option") and other equity grants made by Corning Incorporated (the "Corporation"). A copy of the Plan can be obtained from the Corporation's Secretary, One Riverfront Plaza, Corning, New York 14831-0001. If there is a discrepancy between this summary and the Plan, the terms of the Plan will govern.

1. Award of Option. An Option award is evidenced by a written statement provided by the Corporation to an Option recipient (the "Optionee"). The statement will include the date of the Option grant (the "Option Grant Date"), the number of shares covered by the Option grant, the Option vesting dates, the Option exercise price, and the expiration date of the Option (the "Final Expiration Date").

2. Exercise of Option. An Option can be exercised on or after the date the Option (or a portion of the Option) becomes vested (nonforfeitable). No Option, however, can be exercised before it is vested or after its Final Expiration Date. For the specific vesting dates applicable to your Option grant, you can check the statement provided to you by the Company.

3. Non-Transferability. An Option is not transferable other than by will or the laws of descent and distribution and may be exercised during the lifetime of the Optionee only by the Optionee.

4. Exercise for Cash or Stock. The purchase price of shares purchased through an Option exercise is payable in full with, or in a combination of, (a) cash, or (b) shares of Corning Common Stock owned by the Optionee duly endorsed or accompanied by stock powers executed in blank. If payment is made in whole or in part with shares of Corning Common Stock, the value of such Common Stock is calculated as the mean between its high and low prices on the New York Stock Exchange on the day of purchase.

5. Exercise After Termination of Employment, Death, Disability or Change in Control. The provisions covering the exercise of an Option following termination of employment, death, disability or change in control are as follows:

     (a) Retirement -- If the Optionee's employment shall terminate on account of retirement from the Corporation at or after age 55, an Option may be exercised for the remaining life of the option.

     (b) Involuntary Termination -- If the Optionee's employment shall be involuntarily terminated for any reason not otherwise separately addressed below, an Option may be exercised for ninety (90) days following such termination to the extent exercisable at the date of such termination.

     (c) Death -- If the Optionee shall die while employed, or while retired as described in subsection (a), or while disabled as described in subsection (d), an Option may be exercised by the Optionee's duly appointed legal representative during the remaining life of the option.

     (d) Disability -- If the Optionee's employment shall terminate as a result of a total and permanent disability (as that term is defined in the
          Corporation's long-term disability plan(s)), an Option may be exercised during the remaining life of the option.

     (e) Divestiture, etc. -- If the Optionee's employment is terminated due to a reduction in force or divestiture or discontinuance of certain of the Corporation's operations, an Option may be exercised for 3 years after termination of employment.

     (f) Voluntary Termination, Termination for Cause, Dereliction of Duties or Harmful Acts -- If the Optionee voluntarily leaves the employ of the Corporation other than for Retirement as described in subsection (a), an Option shall terminate immediately and be of no further force or effect. If the Optionee shall cause the Corporation to suffer financial harm or damage to its reputation (either before or after termination of employment) through (i) dishonesty, (ii) material violation of the Corporation's standards of ethics or conduct, or
          (iii) material deviation from the duties owed the Corporation by the Optionee, an Option shall terminate and be of no further force or effect.

     (g) Transfers -- If the Optionee shall be transferred from the Corporation to a subsidiary company (being a 50% owned entity within the meaning of Section 424(f) of the Code), or vice versa or from one subsidiary company to another, the Optionee's employment shall not be deemed to have terminated. An Option shall be treated in accordance with the rules in subsection (e) if, while the Optionee is employed by a subsidiary company, such company shall cease to be a subsidiary company and the Optionee is not thereupon transferred to and employed by the Corporation or another subsidiary company.

     (h) Change of Control -- In the event of a "change of control", the provisions of Section 2 above shall not be applicable and an Option shall become fully exercisable.

          For purposes of this Agreement, the term "change of control" shall mean and shall be deemed to occur if and when:

          (i) an offerer (other than the Corporation) purchases shares of Corning Common Stock pursuant to a tender or exchange offer for such shares;

          (ii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of the Corporation's securities representing 50% or more of the combined voting power of Corporation's then outstanding securities;

          (iii)the membership of the Corporation's Board of Directors changes as the result of a contested election or elections, such that a majority of the individuals who are Directors at any particular time were initially placed on the Board of Directors as a result of such a contested election or elections occurring within the previous two years; or

          (iv) the consummation of a merger in which the Corporation is not the surviving corporation, consolidation, sale or disposition of all or substantially all of the Corporation's assets or a plan of partial or complete liquidation approved by the Corporation's shareholders.

6. Exercise Procedures. An Option may be exercised in accordance with the procedures specified by the Corporation from time to time.

7. Discretionary Award. By acknowledging and accepting this stock option award, you agree that the granting of this stock option award is completely at the discretion of the Committee or its designee pursuant to the Plan. The stock option award is not an acquired right to you, but an offer from the Company to employees who fulfill specific conditions. As a result, you do not expect that future options will be granted to you under this Plan, or any other plan, nor do you expect that the benefits accruing under the Plan will be reflected in any severance or indemnity payments that the Company, or an Affiliate, may make to you in the future.

8. Modification of Agreement. Any modification of the terms of this Agreement must be approved, and any dispute, disagreement or matter of interpretation which shall arise under this Agreement shall be finally determined by, the Corporation's Compensation Committee in its absolute discretion.

                                                                      Exhibit 12
CORNING INCORPORATED AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(In millions, except ratios)

                                                     For the nine months ended
                                                        September 30, 2004
                                                     -------------------------

Loss before income taxes                                     $  (1,647)
Adjustments:
    Distributed income of equity investees                          252
    Amortization of capitalized interest                              4
    Fixed charges net of capitalized interest                       125
                                                             ----------

Loss before taxes and fixed charges, as adjusted             $   (1,266)
                                                             ==========

Fixed charges:
   Interest incurred                                         $      120
   Portion of rent expense which represents an
     appropriate interest factor                                     16
   Amortization of debt costs                                         3
                                                             ----------

Total fixed charges                                                 139
Capitalized interest                                                (14)
                                                             ----------

Total fixed charges, net of capitalized interest             $      125
                                                             ==========

Ratio of earnings to fixed charges                               *
                                                             ==========

* Loss before taxes and fixed charges, as adjusted, were inadequate to cover total fixed charges by approximately $1.4 billion for the nine months ended September 30, 2004.

                                                                    Exhibit 31.1

                                 CERTIFICATIONS


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





          October 28, 2004                     /s/ JAMES R. HOUGHTON
          ----------------             ------------------------------------
                Date                             James R. Houghton
                                       Chairman and Chief Executive Officer

                                                                    Exhibit 31.2

                                 CERTIFICATIONS


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





          October 28, 2004                      /s/ JAMES B. FLAWS
          ----------------           -----------------------------------------
                Date                              James B. Flaws
                                     Vice Chairman and Chief Financial Officer

                                                                      Exhibit 32



                              CORNING INCORPORATED

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350



In connection with the Quarterly Report of Corning Incorporated (the "Company") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, James
R. Houghton and James B. Flaws, Chairman and Chief Executive Officer and Vice Chairman and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. Section 1350.

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






          October 28, 2004                     /s/ JAMES R. HOUGHTON
          ----------------           -----------------------------------------
                Date                             James R. Houghton
                                        Chairman and Chief Executive Officer




          October 28, 2004                       /s/ JAMES B. FLAWS
          ----------------           -----------------------------------------
                Date                               James B. Flaws
                                     Vice Chairman and Chief Financial Officer