Form 10-K
period 2004-12-31
CORNING INC /NY
filed 2005-02-22
CIK 24741

United States
                                 Securities and
                               Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

--------------------------------------------------------------------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year ended December 31, 2004
                          Commission file number 1-3247


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

       Common Stock, $0.50 par value,                  New York Stock Exchange
with attached Preferred Share Purchase Right             SWX Swiss Exchange

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined by Exchange Act Rule 12b-2).  Yes   X     No
                                          -----      ------

As of June 30, 2004, shares held by non-affiliates of Corning Incorporated had an aggregate market value of approximately $17.8 billion. Shares of Corning's common stock outstanding as of February 10, 2005, were 1,409,786,061.

                       Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement dated March 1, 2005, and filed for the Registrant's 2005 Annual Meeting of Shareholders are incorporated into Part III, as specifically set forth in Part III.

                                     PART I


Corning Incorporated and its consolidated subsidiaries are hereinafter sometimes referred to as "the Company," "the Registrant," "Corning," or "we."

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

Corning  is  a  global,  technology-based  corporation  that  operates  in  four
reportable   business  segments:   Display   Technologies,   Telecommunications,
Environmental Technologies and Life Sciences.

Display Technologies Segment

Corning's Display Technologies segment manufactures glass substrates for active matrix liquid crystal displays (LCDs), which are used primarily in notebook computers, flat panel desktop monitors, and LCD televisions. Corning's facilities in Kentucky, Japan and Taiwan and those of Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision, which is 50% owned by Corning) in South Korea develop, manufacture and supply high quality glass substrates using a proprietary fusion manufacturing process and technology expertise. Affiliates of Samsung Electronics Co., Ltd. own the remaining 50% interest in Samsung Corning Precision, which sells glass to LCD panel manufacturers in Korea. Panel manufacturers in the other leading LCD-producing areas of the world, Japan, Taiwan, Singapore and China, are supplied by Corning.

Corning has consistently been a leader to market with new large-generation sized substrates used by our customers in the production of larger LCDs for monitors and television. The company continues to be one of the first with product innovations that help our customers produce larger, lighter, thinner and higher-resolution displays more affordably. Glass substrates are currently available in sizes up to Generation 6, and Generation 7 was introduced from Samsung Corning Precision in January 2005. Large generation substrates allow LCD manufacturers to produce larger and a greater number of panels from each substrate. This leads to economies of scale for LCD manufacturers and is expected to help lower display prices for consumers in the future. At the end of 2004, approximately 60% of Corning and Samsung Corning Precision's volume of LCD glass was Generation 5 and higher.

Corning's proprietary fusion manufacturing process was invented by the company. It is the cornerstone of Corning's technology leadership in the LCD industry. The automated process yields high quality glass substrates with excellent dimensional stability and uniformity - essential attributes for the production of increasingly larger, high performance active matrix LCDs. Corning's fusion process is scalable and has proven to be among the most effective processes in producing large size substrates.

LCD glass manufacturing is a highly capital intensive business. Corning continues to make significant investments to expand its liquid crystal display glass facilities in response to anticipated customer demand. The environment is very competitive and important success attributes include efficient manufacturing, access to capital, technology know-how, and patents.

Patent protection and proprietary trade secrets are important to the segment's operations. The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Reference is made to the material under the heading "Patents and Trademarks" for information relating to patents and trademarks.

The Display Technologies segment represented 29% of Corning's sales for 2004.

Telecommunications Segment

The Telecommunications segment produces optical fiber and cable, and hardware and equipment products for the worldwide telecommunications industry. Corning invented the world's first low-loss optical fiber more than 30 years ago. It offers a range of optical fiber technology products and enhancements for a variety of applications, including premises, fiber-to-the-premises access, metropolitan, long-haul and submarine networks. Corning makes and sells InfiniCor(R) fibers for local area networks, data centers and central offices; NexCor(TM) fiber for converged services networks; SMF-28e(R) single mode optical fiber that provides additional transmission wavelengths in metropolitan and access networks; MetroCor(R) fiber products for metropolitan networks; LEAF(R) optical fiber for long-haul, regional and metropolitan networks; and Vascade(R) submarine optical fibers for use in undersea networks. Corning has two large optical fiber manufacturing facilities in North Carolina, as well as a controlling interest in Shanghai Fiber Optics Co., Ltd. in China. As a result of lowered demand for optical fiber products, in 2002 Corning mothballed its optical fiber manufacturing facility in Concord, North Carolina and transferred certain capabilities to its Wilmington, North Carolina facility. Corning believes that the Concord facility can be returned to productive capacity within six to nine months of a decision to reopen.

A significant portion of Corning's optical fiber is sold to subsidiaries such as CCS Holdings, Inc. (Corning Cable Systems), Corning Cable Systems Verwaltungs GmbH, and Norddeutsche Seekabelwerke GmbH & Co., KG (NSW) or to cable equity ventures such as Chengdu CCS Optical Fiber Cable Co. in China. Optical fiber is cabled prior to being sold in cable form. The remaining fiber production is sold directly to end users or third party cablers around the world. Corning's cabling operations include large facilities in North Carolina and Germany and smaller regional locations or equity affiliates, including those listed above.

Corning's hardware and equipment products include cable assemblies, fiber optic hardware, fiber optic connectors, optical components and couplers, closures and pedestals, splice and test equipment and other accessories for optical connectivity. For copper connectivity, Corning's products include subscriber demarcation, connection and protection devices, xDSL (different variations of DSL) passive solutions and outside plant enclosures. Each of the product lines may be combined in Corning's fiber-to-the-premises solutions. Corning has manufacturing operations for hardware and equipment products in North Carolina and Texas, as well as Europe, Mexico, China, and the Caribbean. Corning Gilbert Inc. offers products for the cable television industry, including coaxial connectors and associated tools. Corning Gilbert has manufacturing operations for coaxial connectors and associated assembly tools in Arizona, Mexico and Denmark.

Patent protection is important to the segment's operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. The segment licenses certain of its patents to third parties and generates revenue from these licenses, but such royalty revenue is not currently material to the business. Corning is also licensed to use certain patents owned by others, and such licenses are also important to the segment's operations. Reference is made to the material under the heading "Patents and Trademarks" for information relating to the company's patents and trademarks.

The Telecommunications segment represented 40% of Corning's sales for 2004.

Environmental Technologies Segment

Corning's environmental products include ceramic technologies and solutions for emissions and pollution control in mobile and stationary applications around the world, including gasoline and diesel substrate and filter products. As regulations and laws on emission controls standards have tightened over time and additional countries have instituted requirements related to clean air, Corning has continued to develop more efficient emission-control catalytic converter substrate products with higher density and greater surface area. Corning manufactures these products in New York, Virginia, China, Germany and South Africa. Cormetech Inc., 50% owned by Corning and 50% owned by Mitsubishi Heavy Industries Ltd. of Japan, manufactures ceramic environmental substrate products at its North Carolina and Tennessee facilities for use in power plants. Corning is investing in new ceramic substrate and filter technologies for diesel emission control device products, with a new production facility in New York to produce such products for diesel vehicles worldwide. Corning sells its ceramic substrate and filter products worldwide to manufacturers of emission control systems who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of Corning substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.

Patent protection is important to the segment's operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. The segment is also licensed to use certain patents owned by others, and such licenses are also important to the segment's operations. Reference is made to the material under the heading "Patents and Trademarks" for information relating to the company's patents and trademarks.

The Environmental Technologies segment represented 14% of Corning's sales for 2004.

Life Sciences Segment

Life Sciences laboratory products include microplate products, coated slides, filter plates for genomics sample preparation, plastic cell culture dishes, flasks, cryogenic vials, roller bottles, mass cell culture products, liquid handling instruments, Pyrex(R) glass beakers, pipettors, serological pipettes, centrifuge tubes and laboratory filtration products. Corning sells products under 3 primary brands: Corning, Costar and Pyrex. Corning manufactures these products in Maine, New York, England and Mexico and markets them worldwide, primarily through distributors, to government entities, pharmaceutical and biotechnology companies, hospitals, universities and other research facilities.

Patent protection is important to the segment's operations, particularly for some of its emerging products. The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Brand recognition, through some well known trademarks is important to the segment. Reference is made to the material under the heading "Patents and Trademarks" for information relating to the company's patents and trademarks.

The Life Sciences segment represented approximately 8% of Corning's sales for 2004.

Other Products

Other products made by Corning include semiconductor optics, ophthalmic glass and plastic products, technical products, such as polarizing glass, glass for high temperature applications and machinable glass ceramic products. Semiconductor optics manufactured by Corning include: high-performance optical material products; optical-based metrology instruments; and optical assemblies for applications in the global semiconductor industry. Corning's semiconductor optics products are manufactured in New York. Other specialty glass products include glass lens and window components and assemblies. Other specialty glass products are made in New York, Virginia, England and France. Corning's Eurokera and Keraglass equity ventures with Saint Gobain Vitrage S.A. of France manufacture smooth cooktop glass/ceramic products in France and in South Carolina.

Corning's conventional glass television business previously included a 51% owned affiliate, Corning Asahi Video Products Company (CAV), a producer of glass panels and funnels for cathode ray television tubes in Pennsylvania that ceased production in the second quarter of 2003. Corning owns a 50% interest in Samsung Corning Company, Ltd. (Samsung Corning), a producer of glass panels and funnels for cathode ray tubes for televisions and computer monitors, with manufacturing facilities in Korea, Germany, China and Malaysia. Samsung Electronics Company, Ltd. owns the remaining 50% interest in Samsung Corning.

Other products represented approximately 9% of Corning's sales for 2004.

We manufacture and process products at more than 45 plants and 15 countries.

Additional explanation regarding Corning and our four segments is presented in Management's Discussion and Analysis of Financial Condition under Operating Review and Results of Operations and Note 18 (Operating Segments) to the Consolidated Financial Statements.

Corporate Investments

Corning and The Dow Chemical Company (Dow Chemical) each own half of Dow Corning Corporation (Dow Corning), an equity company in Michigan that manufactures silicone products worldwide. Dow Corning emerged from its Chapter 11 bankruptcy proceedings during 2004. Dow Corning's sales exceeded $3.3 billion in 2004. Additional discussion about this company appears in the Legal Proceedings section.

Corning and PPG Industries, Inc. each own half of Pittsburgh Corning Corporation
(PCC), an equity company in Pennsylvania that manufactures glass products for architectural and industrial uses. PCC filed for Chapter 11 bankruptcy reorganization in April 2000. Additional discussion about PCC appears in the Legal Proceedings section. Corning also owns half of Pittsburgh Corning Europe N.V., a Belgian corporation that manufactures glass products for industrial uses primarily in Europe.

Competition

Corning competes across all of its product lines with many large and varied manufacturers, both domestic and foreign. Some of these competitors are larger than Corning, and some have broader product lines. Corning strives to maintain its position through technology and product innovation. For the future, Corning believes its competitive advantage lies in its commitment to research and development, and its commitment to quality. There is no assurance that Corning will be able to maintain its market position or competitive advantage.

Display Technologies Segment

Corning is the largest worldwide producer of glass substrates for active matrix LCD displays. That market position remained relatively stable over the past year. Corning believes it has competitive advantages in LCD glass substrate products by investing in new technologies, offering a consistent source of reliable supply and using its proprietary fusion manufacturing process. This competitive advantage allows us to deliver glass that is larger, thinner and lighter with exceptional surface quality. Asahi Glass, Nippon Electric Glass and NH Techno are Corning's principal competitors in display glass substrates. In addition, new entrants are seeking to expand their presence in this business.

Telecommunications Segment

Competition within the telecommunications equipment industry is intense among several significant companies. Corning is a leading competitor in the segment's principal product lines. Price and new product innovations are significant competitive factors. The continued downturn in the telecommunications industry, particularly in Europe and North America, has changed the competitive landscape by increasing competition based upon pricing. These competitive conditions are likely to persist.

Corning is the largest producer of optical fiber and cable products, but faces significant competition due to continued excess capacity in the market place, price pressure and new product innovations. Corning obtained the first significant optical fiber patents and believes its large scale manufacturing experience, fiber process, technology leadership and intellectual property assets yield cost advantages relative to several of its competitors. The primary competing producers of optical fiber products are Furukawa OFS, Fujikura, Sumitomo, Pirelli and Draka Comteq. Furukawa OFS is Corning's largest competitor. For optical fiber cable products, Corning's primary competitors are Furukawa OFS, Pirelli, Draka Comteq, Alcoa Fujikura and Sumitomo.

For hardware and  equipment  products,  significant  competitors  are 3M Company
(3M), Tyco Electronics, Furukawa OFS, CommScope, and ADC Communications.

Environmental Technologies Segment

For worldwide automotive ceramic substrate products, Corning has a leading market position that has remained relatively stable over the past year. Corning believes its competitive advantage in automotive ceramic substrate products for catalytic converters is based upon global presence, customer service, engineering design services and product innovation. The heavy duty and light duty diesel vehicle market opportunities are still emerging. Corning's Environmental Technologies products face principal competition from NGK, Denso, Ibiden and Emitec.

Life Sciences Segment

Corning is a leading supplier of glass and plastic science laboratory products, with a growing plastics products market presence in North America and Europe, and a relatively stable laboratory glass products market presence during 2004. Corning seeks to maintain competitive advantages relative to its competitors by emphasizing product quality, product availability, supply chain efficiency, a wide product line and superior product attributes. For laboratory products, Schott Glaswerke, Kimble, Greiner and Becton Dickinson are the principal worldwide competitors. Corning also faces increasing competition from certain distributors that have backward integrated or introduced private label products.

Other Products

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

Samsung Corning is the third largest worldwide producer of cathode ray tube glass products for conventional televisions. Its relative competitive position has remained stable over the past year, although there has been a shift in the industry as end-market customers have turned to flat panel displays or projection technologies. Samsung Corning seeks to maintain its competitive advantage through customer support, logistics expertise and a lower cost manufacturing structure. Nippon Electric Glass, Asahi, and various other Asian manufacturers compete with Samsung Corning.

Raw Materials

Corning's production of specialty glasses and related materials requires significant quantities of energy and batch materials.

Although energy shortages have not been a problem recently, the cost of energy has increased. Corning has achieved flexibility through important engineering changes to take advantage of the lowest-cost energy source in most significant processes. Specifically, many of Corning's principal manufacturing processes can now be operated with natural gas, propane, oil or electricity, or a combination of these energy sources.

As to resources (ores, minerals, polymers, and processed chemicals) required in manufacturing operations, availability appears to be adequate. Corning's suppliers from time to time may experience capacity limitations in their own operations, or may eliminate certain product lines; nevertheless, Corning believes it has adequate programs to ensure a reliable supply of batch chemicals and raw materials. For many products, Corning has alternate glass compositions that would allow operations to continue without interruption in the event of specific materials shortages.

Certain key materials used in the manufacturing of products are currently sole sourced or available only from a limited number of suppliers. Any future difficulty in obtaining sufficient and timely delivery of components could result in delays or reductions in product shipments, or reduce Corning's gross margins.

Patents and Trademarks

Inventions by members of Corning's research and engineering staff have been, and continue to be, important to the Company's growth. Patents have been granted on many of these inventions in the United States (U.S.) and other countries. Some of these patents have been licensed to other manufacturers, including companies in which Corning has equity investments. Many of the earlier patents have now expired, but Corning continues to seek and obtain patents protecting its newer innovations. In 2004, Corning was granted over 300 patents in the U.S. and over 300 patents in countries outside the U.S.

Each business segment possesses its own patent portfolio that provides certain competitive advantages in protecting Corning's innovations. Corning has historically enforced, and will continue to enforce, its intellectual property rights. At the end of 2004, Corning and its subsidiaries owned over 4,900 unexpired patents in various countries of which over 2,400 were U.S. patents. Between 2005 and 2007, approximately 4% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations. Worldwide, Corning has over 3,300 patent applications in process, with over 825 in process in the U.S. As a result, Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting Corning's innovation, although Corning's competitors in each of its businesses are actively seeking patent protection as well.

The Display Technologies segment has over 200 patents in various countries of which over 80 were U.S. patents. Although no one patent is considered material to this business segment, and new patents are frequently granted to Corning, some of the important issued U.S. patents in this segment include patents relating to glass compositions and methods for the use and manufacture of glass substrates for display applications. There is no group of important Display Technology segment patents set to expire between 2005 and 2007.

The Telecommunications segment has over 2,100 patents in various countries of which over 1,000 were U.S. patents. Although no one patent is considered material to this business segment, and new patents are frequently granted to Corning, some of the important issued U.S. patents in this segment include: (i) patents relating to optical fiber products including dispersion compensating fiber, low loss optical fiber and high data rate optical fiber and processes and equipment for manufacturing optical fiber including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) patents relating to packaging of lasers and designs for optical switch products;
(iii) patents relating to optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; and (iv) patents relating to optical fiber and electrical connectors and associated methods of manufacture. While a particular U.S. patent related to one type of low loss optical fiber will expire in 2005, there is no group of important Telecommunications segment patents set to expire between 2005 and 2007.

The Environmental Technologies segment has over 550 patents in various countries of which over 250 were U.S. patents. Although no one patent is considered material to this business segment, and new patents are frequently granted to Corning, some of the important issued U.S. patents in this segment include patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products. While a particular U.S. patent related to the process of mixing and extruding certain ceramic materials will expire in 2005, there is no group of important Environmental segment patents set to expire between 2005 and 2007.

The Life Sciences segment has over 180 patents in various countries of which over 75 were U.S. patents. Although no one patent is considered material to this business segment, and new patents are frequently granted to Corning, some of the important issued U.S. patents in this segment include patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including nucleic acid arrays, multiwell plates, and cell culture products. There is no group of important Life Sciences segment patents set to expire between 2005 and 2007.

Many of these patents are used in Corning's operations or are licensed for use by others, and Corning is licensed to use patents owned by others. Corning has entered into cross licensing arrangements with some major competitors, but the scope of such licenses has been limited to specific product areas or technologies.

Corning's  principal   trademarks  include  the  following:   Corning,   Celcor,
Discovering Beyond Imagination, DuraTrap, Eagle2000, Flame of Discovery Design, HPFS, LEAF, Pyrex, SMF-28e, Steuben, Lanscape and Vycor.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $16 million in 2004 and are estimated to be $26 million in 2005.

Corning's 2004 operating results from continuing operations were charged with approximately $40 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control. Corning believes that its compliance program will not place it at a competitive disadvantage.

Risk factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements or other projections contained in this Report. In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general U.S. and non-U.S. economic and political conditions, including a global economic slowdown, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters or other disruptions of expected economic and business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate statement labeled Forward-Looking Statements should be considered in addition to the statements below.

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

     Our Display Technologies, Telecommunications, Environmental Technologies, and Life Sciences segments have concentrated customer bases. If we lose a significant customer in any of these businesses, or if one or more significant customers reduce orders, our sales could be negatively impacted. Corning manufactures and sells glass substrates to a concentrated customer base comprised of LCD panel makers primarily located in Japan and Taiwan. The most significant customers in these markets are AU Optronics Corp., Chi Mei Optoelectronics Corp., Hannstar Display Corp., Quanta Display Inc., Sharp Corporation, and Toppan CFI (Taiwan) Co., Ltd. For the twelve months ended December 31, 2004, these six LCD customers accounted for 76% of the Display Technologies segment sales. In addition, Samsung Corning Precision's sales were also concentrated, with three LCD panel makers in Korea (Samsung Electronics Co., Ltd., LG Philips LCD Co., and BOE Hydis Technology Co., Ltd.) accounting for 88% of sales for the twelve months ended December 31, 2004.

     Although the sale of LCD glass substrates increased in 2004, there can be no assurance that positive trends will continue. Our customers are LCD panel makers, and as they switch to larger size glass, the pace of their orders may be uneven while they adjust their manufacturing processes and facilities. Additionally, consumer preferences for panels of differing sizes, or price or other factors, may lead to pauses in market growth from time to time. There is further risk that our customers may not be able to maintain profitable operations or access sufficient capital to fund ongoing expansions.

     Our  Telecommunications  segment  customers'  purchases of our products are affected by their capital expansion plans, general market and economic uncertainty and regulatory changes, including broadband policy. For the twelve months ended December 31, 2004, one customer accounted for approximately 13% of our Telecommunications segment sales, and 10 customers accounted for 47% of total segment sales. Sales growth in the Telecommunications segment is largely dependent on the continuation of the recent Verizon fiber-to-the-premises project. Should this deployment not occur at the pace anticipated, our future sales would be adversely impacted.

     In the Environmental Technologies segment, sales of our ceramic substrate and filter products for automotive and diesel emissions and pollution control fluctuate with production and sales of automobiles and other vehicles, as well as changes in governmental laws and regulations for air quality and emission controls. Sales in our Environmental Technologies segment are primarily to four manufacturers of emission control systems who then sell to automotive and diesel engine manufacturers.

     Sales in our Life Sciences segment are primarily through two large distributors to government entities, pharmaceutical and biotechnology companies, hospitals, universities and other research facilities. One of Life Sciences primary distributors has recently communicated its intent to change its ongoing business strategy. Subsequent to December 31, 2004, Corning notified this distributor that we will not renew its existing distribution agreement, which will expire in April 2005. We are actively working to transition the sales through this distributor to our remaining primary distributor and other existing and developing channels. However, this change will likely adversely impact sales volumes in the short term.

If we do not successfully adjust our manufacturing volumes and fixed cost structure, or achieve manufacturing yields or sufficient product reliability, our operating results could suffer, and we may not achieve profitability levels anticipated

     We are investing heavily in additional manufacturing capacity of certain businesses, including $640 million in 2004 to expand our liquid crystal display glass facilities in response to anticipated increases in customer demand and $124 million in anticipation of the emerging market for diesel emission control systems. The speed of constructing the new facilities presents challenges. We may face technical and process issues in moving to commercial production capacity. There can be no assurance that Corning will be able to pace its capacity expansion to the actual demand. While the industry has grown rapidly, it is possible that glass manufacturing capacity may exceed customer demand during certain periods.

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

We have incurred, and may in the future incur, restructuring and other charges, the amounts of which are difficult to predict accurately

     As a result of a severe decline in the telecommunications industry beginning in 2001, we have recorded several charges for restructuring, impairment of assets, and the write-off of cost and equity based investments, most recently in the third quarter of 2004. It is possible we may record additional charges for restructuring or other asset impairments if additional actions become necessary to align costs to a reduced level of demand, or respond to increased competition, regulatory actions, or other factors impacting our businesses.

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

     . our ability to introduce leading products such as glass substrates for liquid crystal displays, optical fiber and environmental substrate products that can command competitive prices in the marketplace;
     . our ability to maintain or achieve a favorable sales mix of large generation sizes of display glass;
     . our ability to continue to develop new product lines to address our customers' diverse needs within the several market segments that we participate in, which requires a high level of innovation, as well as the accurate anticipation of technological and market trends;
     . our ability to develop new products in response to favorable government regulations and laws driving customer demand, particularly environmental substrate diesel filter products in the Environmental Technologies segment and Telecommunications segment products associated with fiber-to-the-premises;
     .    continued strong demand for notebook computers;
     . the rate of substitution by end-users purchasing LCD monitors to replace cathode ray tube monitors;
     . the rate of growth in purchases of LCD televisions to replace other technologies;
     . fluctuations in inventory levels in the supply chain of LCD-based consumer electronics;
     . the ability to reallocate LCD glass to other customers in response to canceled orders; or
     .    the rate of growth  of the  fiber-to-the-premises  build-out  in North
          America.

We face pricing pressures in each of our leading businesses that could adversely affect our results of operations and financial performance

     We periodically face pricing pressures in each of our leading businesses as a result of intense competition, emerging new technologies, or over-capacity. While we will work toward reducing our costs to respond to the pricing pressures that may continue, we may not be able to achieve proportionate reductions in costs. As a result of overcapacity and the current economic and industry downturn in the Telecommunications segment, pricing pressures continued in 2004, particularly in our optical fiber and cable products. We anticipate pricing pressures will continue into 2005 and beyond. Increased pricing pressure is likely in our Display Technologies segment as our customers strive to reduce their costs.

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

     At December 31, 2004, Corning had goodwill of $282 million (including $123 million related to the Telecommunications segment). During the third quarter of 2004, we recorded a $1,420 million impairment charge to write-down the Telecommunications segment goodwill balance to its estimated fair value.

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

We may be limited in our ability to obtain additional capital on commercially reasonable terms

     Although we believe existing cash, short-term investments and borrowing capacity, collectively, provide adequate resources to fund ongoing operating requirements, we may be required to seek additional financing to compete effectively in our markets. Our public debt ratings affect our ability to raise capital and the cost of such capital. Our ratings as of February 22, 2005 were BB+ from both Fitch and Standard & Poor's and Ba2 from Moody's. Any downgrades may increase our borrowing costs and affect our ability to access the debt capital markets.

     We are subject under our revolving credit facility to a covenant that requires us to maintain a ratio of total debt to capital, as defined under the credit facility, of not greater than 60%. Our total debt to capital ratio was 41% at December 31, 2004. This covenant limits our ability to borrow funds. Future losses or significant charges could materially increase our total debt to capital ratio which may reduce the amounts we are able to borrow under our existing revolving credit facility or adversely affect our ability to negotiate a new revolving credit facility in 2005. Our revolving credit facility expires in August 2005 and we are currently negotiating with leading financial institutions to arrange a new credit facility. We believe that a new credit facility will be arranged and executed in the first half of 2005 on competitive terms and conditions. Corning is seeking up to a $1 billion credit facility with up to a five year term. Among the terms and conditions being negotiated, Corning believes it will be subject to two financial covenants.

If our products or materials purchased from our suppliers experience performance issues, our business will suffer

     Our business depends on the production of excellent products of consistently high quality. To this end, our products, including materials purchased from our suppliers, are tested for quality both by us and our customers. Nevertheless, our products are highly complex, and our customers' testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems unforeseeable in testing), our products and materials purchased from our suppliers may fail to perform as expected. Performance issues could result from faulty design or problems in manufacturing or testing. We have experienced such performance issues in the past and remain exposed to such performance issues. In some cases, product redesigns or additional capital equipment may be required to correct a defect. In addition, any significant or systemic product failure could result in customer relations problems and harm the future sales of our products.

We face intense competition in most of our businesses

     We expect that we will face additional competition from existing competitors, low cost manufacturers and new entrants. Because some of the markets in which we compete have been historically characterized by rapid growth and are characterized by rapid technology changes, smaller niche and start-up companies, or companies with lower operating costs may become our principal competitors in the future. We must invest in research and development, expand our engineering, manufacturing and marketing capabilities, and continue to improve customer service and support in order to remain competitive. We cannot provide assurance that we will be able to maintain or improve our competitive position.

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

Current or future litigation may harm our financial condition or results of operations

     Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits against PCC and several other defendants involving claims alleging personal injury from exposure to asbestos. As described in Legal Proceedings, our negotiations with the representatives of asbestos claimants have produced a tentative settlement, but certain cases may still be litigated. Final approval of a global settlement through the PCC bankruptcy process may impact the results of operations for the period in which such costs, if any, are recognized. Total charges of $446 million have been incurred through December 31, 2004; however, the final settlement value will be dependent on the price of our common stock at the time it is contributed to the settlement trust. Management cannot provide assurances that the ultimate outcome of a settlement will not be materially different from the amount recorded to date.

We face risks related to our international operations and sales

     We have customers and significant operations, including manufacturing and sales, located outside the U.S. We have large manufacturing operations for liquid crystal display glass substrates in the Asia-Pacific region, including equity investments in companies operating in South Korea that make liquid crystal display glass and in China that make telecommunications products, and several significant customers are located in this region. As a result of these and other international operations, we face a number of risks, including:

     .    major health concerns such as SARS;
     .    difficulty of effectively managing our diverse global operations;
     .    change in regulatory requirements;
     .    tariffs,  duties  and  other  trade  barriers  including  anti-dumping duties;
     .    undeveloped legal systems; and
     .    political and economic instability in foreign markets.

We face risks through our equity method investments in companies that we do not control

     Corning's net income includes significant equity in earnings of associated companies. For the year ended December 31, 2004, we have recognized $443 million of equity earnings, of which $393 million came from our two largest investments; Dow Corning Corporation (which makes silicone products) and Samsung Corning Precision Glass Co., Ltd. (which makes liquid crystal display glass). Samsung Corning Precision is located in the Asia-Pacific region and, as such, is subject to those geographic risks referred to above. With 50% or lower ownership, we do not control such equity companies nor their management and operations. Performance of our equity investments may not continue at the same levels in the future. During 2003, we recognized charges associated with Samsung Corning Co., Ltd. (our 50% equity method investment that makes glass panels and funnels for conventional televisions), which recorded significant fixed asset impairment charges. During 2004, we have recognized charges associated with Dow Corning Corporation, which recorded charges for restructuring actions and bankruptcy related settlement activities. It is possible that future earnings could be negatively impacted by additional charges recorded by our equity method investments.

We face risks due to foreign currency fluctuations

     Because we have significant customers and operations outside the U.S., fluctuations in foreign currencies, especially the Japanese Yen and Euro, affect our sales and profit levels. Foreign exchange rates may make our products less competitive in countries where local currencies decline in value relative to the dollar. Sales in our Display Technologies segment are denominated in Japanese Yen. For 2004, the Display Technologies segment represented 29% of Corning's sales. Based on the expected sales growth of the Display Technologies segment, our exposure to currency fluctuations is increasing. Although we hedge significant transaction risk, we do not currently hedge translation risk.

If the financial condition of our customers declines, our credit risks could increase

     We have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable, as well as the loss of such customer's ongoing business. If our customers fail to meet their payment obligations to us, including deposits due under long-term purchase and supply agreements in our Display Technologies segment, we could experience reduced cash flows and losses in excess of amounts reserved. As of December 31, 2004, reserves for trade receivables totaled approximately $30 million.

We may not have adequate insurance coverage for claims against us

     We face the risk of loss resulting from, and adverse publicity associated with, product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect. Our insurance costs have increased and may increase further. We may not be able to get adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policies could require us to pay substantial sums. Some of the carriers in our excess insurance programs are in liquidation and may not be able to respond if we should have claims reaching into excess layers. The financial health of other insurers may deteriorate and these insurers may not be able to respond if we should have claims reaching into excess layers. In addition, we may not be able to insure against certain risks or obtain some types of insurance, such as terrorism or war insurance.

Other

Additional information in response to Item 1 is found in Note 18 (Operating Segments) to the consolidated financial statements and selected financial data.

Item 2.  Properties
-------------------

We operate approximately 45 manufacturing plants and processing facilities, of which approximately one half are located in the U.S. We own substantially all of our executive and corporate buildings, which are located in Corning, New York. We also own substantially all of our manufacturing and research and development facilities and more than half of our sales and administrative facilities.

For the years ended 2004, 2003 and 2002, we invested a total of $1.6 billion, primarily on facilities outside the U.S. in our Display Technologies segment. Of the $857 million spent in 2004, $640 million was for facilities outside the U.S.

Manufacturing, sales and administrative, and research and development facilities at consolidated locations have an aggregate floor space of approximately 19 million square feet. Distribution of this total area follows:
--------------------------------------------------------------------------------
(million square feet)         Total            Domestic          Foreign
--------------------------------------------------------------------------------

Manufacturing                  14                 10               4
Sales and administrative        4                  2               2
Research and development        1                  1
--------------------------------------------------------------------------------

Total                          19                 13               6
--------------------------------------------------------------------------------

Total assets and capital expenditures by operating segment are included in Note 18 (Operating Segments) to the Consolidated Financial Statements. Information concerning lease commitments is included in Note 13 (Commitments, Contingencies, Guarantees and Hedging Activities) to the Consolidated Financial Statements.

During 2004, we continued the restructuring program that closed or consolidated certain smaller manufacturing facilities. Throughout 2005 we expect to have excess capacity, primarily in our Telecommunications segment, and will not utilize a portion of space in the facilities listed above. The largest unused portion is our optical fiber manufacturing facility in Concord, North Carolina that has been mothballed until fiber demand rebounds. We believe that the Concord facility can be returned to productive capacity within six to nine months of a decision to do so.

Item 3.  Legal Proceedings
--------------------------

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued approximately $14 million for its estimated liability for environmental cleanup and litigation at December 31, 2004. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Dow Corning Bankruptcy. Corning and Dow Chemical each own 50% of the common stock of Dow Corning, which was in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code between May 1995 and June 2004. Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousand breast-implant product lawsuits each of which typically sought damages in excess of one million dollars. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan) which provided for the settlement or other resolution of implant claims. After review and approvals by the Bankruptcy Court and the U.S. District Court of the Eastern District of Michigan, and an appeal, the District Court on April 2, 2004 entered an order establishing June 1, 2004 as the effective date of the Joint Plan.

Under the terms of the Joint Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Of the approximately $3.2 billion of required funding, Dow Corning has paid approximately $1.6 billion (inclusive of insurance) and expects to pay up to an additional $1.6 billion ($710 million after-tax) over 16 years. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. As required by the Joint Plan, Dow Corning has fully satisfied (or reserved for) the claims of its commercial creditors in accordance with a March 31, 2004 ruling of the District Court determining the amount of pendency interest allowed on the $810 million in principal owing on such claims. In the second quarter of 2004, Dow Corning recorded a $47 million pre-tax adjustment to its interest liabilities relating to this matter; Corning recognized $14 million in its second quarter equity earnings for its after tax share of this adjustment. Certain commercial creditors have appealed that ruling to the U.S. Court of Appeals of the Sixth Circuit seeking from Dow Corning an additional sum of approximately $80 million for interest at default rates and enforcement costs. Corning believes the risk of loss to Dow Corning (net of sums reserved) is remote.

In addition, Dow Corning has received a statutory notice of deficiency from the United States Internal Revenue Service asserting tax deficiencies totaling approximately $65.3 million relating to its federal income tax returns for the 1995 and 1996 calendar years. This matter is pending before the U.S. District Court in Michigan. Dow Corning has also received a proposed adjustment from the IRS (approximately $116.9 million) with respect to its federal income tax returns for the 1997, 1998 and 1999 calendar years. Dow Corning is vigorously contesting these deficiencies and proposed adjustments which it believes are excessive.

In 1995, Corning fully impaired its investment in Dow Corning upon its entry into bankruptcy proceedings and did not recognize net equity earnings from the second quarter of 1995 through the end of 2002. Corning began recognizing equity earnings in the first quarter of 2003 when management concluded that its emergence from bankruptcy protection was probable. Corning considers the difference between the carrying value of its investment in Dow Corning and its 50% share of Dow Corning's equity to be permanent. This difference is $249 million. Subject to future rulings by the bankruptcy court and potential changes in estimated bankruptcy-related liabilities, it is possible that Dow Corning may record bankruptcy-related charges in the future.

Corning received no dividends from Dow Corning in 2004 or in 2003. Corning anticipates that Dow Corning will begin to pay dividends in 2005.

The Joint Plan includes releases for Corning and Dow Chemical as shareholders in exchange for contributions to the Joint Plan. Although claims against the shareholders were included in several thousand state and federal lawsuits filed pre-bankruptcy, alleging injuries arising from Dow Corning's implant products, Corning was awarded summary judgment in federal court and in several state jurisdictions. The remaining claims against Corning will be channeled by the Joint Plan into facilities established by the Joint Plan. Management believes that the likelihood of a materially adverse impact to Corning's financial statements arising from these remaining claims against shareholders is remote.

Federal Securities Cases. A federal securities class action lawsuit was filed in 1992 in the U.S. District Court for the Southern District of New York against Corning and certain individual defendants. The action was brought in the name of a class of purchasers of Corning stock who allege misrepresentations and omissions of material facts relative to the silicone gel breast implant business conducted by Dow Corning. The nominal class consisted of those purchasers of Corning stock in the period from June 14, 1989 to January 13, 1992. No amount of damages was specified in the complaint. In 1997, the Court dismissed the individual defendants from the case. On December 21, 2004, the Court granted summary judgment in favor of Corning, dismissing all claims against it. Plaintiffs may file an appeal to the U.S. Court of Appeals. Based upon the information developed to date and recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

From December 2001 through April 2002, Corning and three of its officers and directors were named defendants in lawsuits alleging violations of the U.S. securities laws in connection with Corning's November 2000 offering of 30 million shares of common stock and $2.7 billion zero coupon convertible debentures, due November 2015. In addition, the Company and the same three officers and directors were named in lawsuits alleging misleading disclosures and non-disclosures that allegedly inflated the price of Corning's common stock in the period from October 2000 through July 9, 2001. The plaintiffs in these actions seek to represent classes of purchasers of Corning's stock in all or part of the period indicated. On August 2, 2002, the U.S. District Court of the Western District of New York entered an order consolidating these actions for all purposes, designating lead plaintiffs and lead counsel, and directing service of a consolidated complaint. The consolidated amended complaint requests substantial damages in an unspecified amount to be proved at trial. In February 2003, defendants filed a motion to dismiss the complaint for failure to allege the requisite elements of the claims with particularity. The Court heard arguments on May 29 and June 9, 2003 and on April 9, 2004 entered a Decision and Order dismissing the complaint. Plaintiffs appealed to the U.S. Court of Appeals of the Second Circuit. Oral argument was held on February 2, 2005, and the Court reserved decision. Management is prepared to defend these lawsuits vigorously. Recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning's financial statements, net of applicable insurance, is remote.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. ("PPG") each own 50% of the capital stock of PCC. Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and had insufficient remaining insurance and assets to deal with its alleged current and future liabilities. More than 100,000 additional claims have been filed with PCC after its bankruptcy filing. As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in 2001 to fully impair its investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC's asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC's asbestos products. Corning is also currently named in approximately 11,400 other cases (approximately 43,400 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

On March 28, 2003, Corning announced that it had also reached agreement with representatives of current and future asbestos claimants on a settlement arrangement that was thereafter incorporated into the PCC Plan. This settlement remains subject to a number of contingencies, including approval by the bankruptcy court. Corning's settlement will require the contribution, if the Plan is approved and becomes effective, of its equity interest in PCC, its one-half equity interest in PCE, and 25 million shares of Corning common stock. The settlement also requires Corning to make cash payments of $144 million (net present value as of December 31, 2004) in six installments beginning one year after the Plan is effective. In addition, Corning will assign policy rights or proceeds under primary insurance from 1962 through 1984, as well as rights to proceeds under certain excess insurance, most of which falls within the period from 1962 through 1973. In return for these contributions, Corning expects to receive a release and an injunction channeling asbestos claims against it into a settlement trust under the PCC Plan.

Corning recorded an initial charge of $298 million in the period ending March 31, 2003 to reflect the settlement terms. However, the amount of the charge for this settlement requires adjustment each quarter based upon movement in Corning's common stock price prior to contribution of the shares to the trust. During 2004, Corning recorded a charge of $33 million to reflect the mark-to-market of Corning common stock. Beginning with the first quarter of 2003 and through December 31, 2004, Corning recorded total net charges of $446 million to reflect the initial settlement and mark-to-market the value of Corning common stock.

Two of Corning's primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the Plan were held in the Bankruptcy Court in May 2004. The parties filed post-hearing briefs and made final oral arguments to the Bankruptcy Court in November 2004. The Bankruptcy Court has allowed an additional round of briefing to address current case law developments, with briefs due on February 28, 2005 and March 10, 2005, leading to a hearing on March 16, 2005. The timing and outcome are uncertain. If the Bankruptcy Court does not confirm the PCC Plan in its current form, changes to the settlement agreement are reasonably possible. Further judicial review is also reasonably possible. Although the confirmation of the PCC Plan is subject to a number of contingencies, apart from the quarterly adjustment in the value of 25 million shares of Corning common stock, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

Astrium. In December of 2000, Astrium, SAS and Astrium, Ltd. filed a complaint for negligence in the U.S. District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc., OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries
(prior to Corning's acquisition of NetOptix) in such a way that the amount of electricity the satellite can produce and their effective life were materially reduced. NetOptix has denied that the coatings produced by NetOptix or its subsidiaries caused the damage alleged in the complaint, or that it is legally liable for any damages that Astrium may have experienced. In April 2002, the Court granted motions for summary judgment by NetOptix and other defendants to dismiss the negligence claims, but permitted plaintiffs to add fraud and negligent misrepresentation claims against all defendants and a breach of warranty claim against NetOptix and its subsidiaries. In October 2002, the Court again granted defendants' motions for summary judgment and dismissed the negligent misrepresentation and breach of warranty claims. The intentional fraud claims were dismissed against all non-settling defendants on February 25, 2003. On March 19, 2003, Astrium appealed all of the Court's Rulings regarding the various summary judgment motions to the Ninth Circuit Court of Appeals. The period of briefing the appeal was extended, and oral argument has not been scheduled. Recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

Furukawa Electric Company. On February 3, 2003, The Furukawa Electric Company filed suit in the Tokyo District Court in Japan against Corning Cable Systems International Corporation ("CCS International") alleging infringement of Furukawa's Japanese Patent No. 2,023,966 which relates to separable fiber ribbon units used in optical cable. Furukawa's complaint requests slightly over (Y)6 billion in damages (approximately $56 million) and an injunction against further sales in Japan of these fiber ribbon units. CCS International has denied the allegation of infringement, asserted that the patent is invalid, and is defending vigorously against this lawsuit. On October 29, 2004, the Tokyo District Court issued it's ruling in favor of CCS on both non-infringement and patent invalidity. Furukawa has filed an appeal from this ruling. Management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

PicVue Electronics Ltd., PicVue OptoElectronics International, Inc. and Eglasstrek Gmbh. In June 2002, Corning brought an action seeking to restrain the use of its trade secrets and for copyright infringement relating to certain aspects of the fusion draw machine used for liquid crystal display glass melting. This action is pending in the U.S. District Court for the Western District of New York against these three named defendants. The District Court in July 2003 denied the PicVue motion to dismiss and granted a preliminary injunction in favor of Corning, subject to posting a bond in an amount to be determined. PicVue, a Taiwanese company, responded in July 2003 with a counterclaim alleging violations of the antitrust laws and claiming damages of more than $120 million as well as requesting trebled damages. PicVue has appealed the District Court's ruling and the District Court has deferred ruling on the bond amount until the completion of such appeal. The appellate court affirmed the grant of the preliminary injunction, but remanded the case for the District Court to clarify the scope of the injunction and to consider what, if any, bond should be posted. The parties have submitted papers to the District Court addressing the issues remanded. Additional proceedings in the District Court are expected in the first half of 2005. Recognizing that the outcome of litigation is uncertain, management believes that the PicVue counterclaim is without merit and that the likelihood of a materially adverse impact to Corning's financial statements is remote.

Tyco Electronics Corporation and Tyco Technology Resources, Inc. On August 13, 2003, CCS Holdings Inc. ("CCS"), a Corning subsidiary, filed an action in the U.S. District Court for the Middle District of North Carolina against Tyco Electronics Corporation and Tyco Technology Resources, Inc. ("Tyco"), asking the court to declare a Tyco patent invalid and not infringed by CCS. The patent generally relates to a type of connector for optical fiber cables. Tyco has responded with a motion to dismiss the action for lack of jurisdiction, but that motion has been withdrawn. Tyco has filed an answer and counterclaims to CCS's complaint. Tyco's counterclaims allege patent infringement by CCS and seeks unspecified monetary damages and an injunction. Recognizing that the outcome of litigation is uncertain, management believes that the risk of a material impact on Corning's financial statements is remote.

Grand Jury Investigation of Conventional Cathode Ray Television Glass Business. In August 2003, CAV was served with a federal grand jury document subpoena related to pricing, bidding and customer practices involving conventional cathode ray television glass picture tube components. Seventeen employees or former employees have each received a related subpoena. CAV is a general partnership, 51% owned by Corning and 49% owned by Asahi Glass America, Inc. CAV's only manufacturing facility in State College, Pennsylvania closed in the first half of 2003 due to declining sales. CAV is cooperating with the government investigation. Management is not able to estimate the likelihood that any charges will be filed as a result of the investigation.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

                                     PART II


Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

(a) Corning Incorporated common stock is listed on the New York Stock Exchange and the SWX Swiss Exchange. In addition, it is traded on the Boston, Midwest, Pacific and Philadelphia stock exchanges. Common stock options are traded on the Chicago Board Options Exchange. The abbreviated ticker symbol for Corning Incorporated is "GLW."

The following table sets forth the high and low sales price of Corning's common stock as reported on the Composite Tape.
--------------------------------------------------------------------------------
                          First        Second        Third       Fourth
                         Quarter       Quarter      Quarter      Quarter
--------------------------------------------------------------------------------
2004
--------------------------------------------------------------------------------
Price range
   High                 $  13.89     $  13.19     $  13.03      $ 12.96
   Low                  $  10.00     $  10.08     $   9.29      $ 10.16
--------------------------------------------------------------------------------
2003
--------------------------------------------------------------------------------
Price range
   High                 $   6.40     $   8.49     $  10.06      $ 12.34
   Low                  $   3.34     $   5.27     $   7.15      $  9.23
--------------------------------------------------------------------------------

     As of December 31, 2004, the approximate number of record holders of common stock was 28,000 and approximately 636,000 beneficial shareholders.

     Corning discontinued the payment of dividends on our common stock in 2001.

     The section entitled "Equity Compensation Plan Information" in our definitive Proxy Statement for our 2005 annual meeting of shareholders to be held on April 28, 2005, is incorporated by reference in this Annual Report on Form 10-K.

(b)  Not applicable.

(c) This table provides information about our purchases of our common stock during the fiscal fourth quarter of 2004:

Issuer Purchases of Equity Securities*

------------------------------------------------------------------------------------------------------------------------------------
                                          Total              Average             Total Number of              Approximate Dollar
                                         Number               Price            Shares Purchased as           Value of Shares that
                                        of Shares           Paid per            Part of Publicly             May Yet Be Purchased
Period                                 Purchased**           Share**             Announced Plan*                Under the Plan*
------------------------------------------------------------------------------------------------------------------------------------
October 1-31, 2004                         4,533             $11.77                    0                              $0
November 1-30, 2004                       60,544             $12.26                    0                              $0
December 1-31, 2004                            0             $    0                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------
Total                                     65,077             $12.22                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------

* During the quarter ended December 31, 2004, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.

** This column reflects the following transactions during the fiscal fourth quarter of 2004: (i) the deemed surrender to us of 60,544 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 4,533 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 6.  Selected Financial Data (Unaudited)
--------------------------------------------

(In millions, except per share amounts and number of employees)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Years ended December 31,
                                                        ----------------------------------------------------------------------------
                                                           2004           2003            2002           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Results of Operations

Net sales                                               $   3,854       $   3,090      $   3,164       $  6,047       $   6,920
Research, development and engineering expenses          $     355       $     344      $     483       $    622       $     531
Equity in earnings of associated companies, net of
  impairments                                           $     443       $     209      $     116       $    148       $     149
(Loss) income from continuing operations                $  (2,185)      $    (223)     $  (1,780)      $ (5,532)      $     363
Income from discontinued operations                            20                            478             34              59
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                       $  (2,165)      $    (223)     $  (1,302)      $ (5,498)      $     422
------------------------------------------------------------------------------------------------------------------------------------

Basic (loss) earnings per common share from: (1)
    Continuing operations                               $   (1.57)      $   (0.18)     $   (1.85)      $  (5.93)      $    0.42
    Discontinued operations                                  0.01                           0.46           0.04            0.07
------------------------------------------------------------------------------------------------------------------------------------
    Basic (loss) earnings per common share              $   (1.56)      $   (0.18)     $   (1.39)      $  (5.89)      $    0.49
------------------------------------------------------------------------------------------------------------------------------------
Diluted (loss) earnings per common share from: (1)
    Continuing operations                               $   (1.57)      $   (0.18)     $   (1.85)      $  (5.93)      $    0.41
    Discontinued operations                                  0.01                           0.46           0.04            0.07
------------------------------------------------------------------------------------------------------------------------------------
    Diluted (loss) earnings per common share            $   (1.56)      $   (0.18)     $   (1.39)      $  (5.89)      $    0.48
------------------------------------------------------------------------------------------------------------------------------------
Common dividends declared                                                                              $   0.12       $    0.24
Shares used in computing per share amounts: (1)
    Basic (loss) earnings per common share                  1,386           1,274          1,030            933             858
    Diluted (loss) earnings per common share                1,386           1,274          1,030            933             879
------------------------------------------------------------------------------------------------------------------------------------

Financial Position

Working capital                                         $     945       $   1,141      $   2,145       $  2,113       $   2,685
Total assets                                            $   9,710       $  10,752      $  11,406       $ 12,793       $  17,526
Long-term debt                                          $   2,214       $   2,668      $   3,963       $  4,463       $   3,966
Shareholders' equity                                    $   3,816       $   5,464      $   4,691       $  5,414       $  10,633
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Data for SFAS No. 142

Adjusted net (loss) income excluding
  amortization of goodwill                              $  (2,165)      $    (223)     $  (1,302)      $ (5,153)      $     625
Basic (loss) earnings per common share from: (1)
    Continuing operations                               $   (1.57)      $   (0.18)     $   (1.85)      $  (5.56)      $    0.66
    Discontinued operations                                  0.01                           0.46           0.04            0.07
------------------------------------------------------------------------------------------------------------------------------------
    Basic (loss) earnings per common share              $   (1.56)      $   (0.18)     $   (1.39)      $  (5.52)      $    0.73
------------------------------------------------------------------------------------------------------------------------------------
Diluted (loss) earnings per common share from: (1)
    Continuing operations                               $   (1.57)      $   (0.18)     $   (1.85)      $  (5.56)      $    0.64
    Discontinued operations                                  0.01                           0.46           0.04            0.07
------------------------------------------------------------------------------------------------------------------------------------
    Diluted (loss) earnings per common share            $   (1.56)      $   (0.18)     $   (1.39)      $  (5.52)      $    0.71
------------------------------------------------------------------------------------------------------------------------------------

Selected Data

Capital expenditures                                    $     857       $     366      $     357       $  1,741       $   1,485
Depreciation and amortization                           $     523       $     517      $     661       $  1,060       $     747
Number of employees (2)                                    24,700          20,600         23,200         30,300          40,400
------------------------------------------------------------------------------------------------------------------------------------

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

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Overview

We continued to focus on three significant priorities in 2004: protect our financial health, improve profitability, and invest in our future. We made significant progress towards all three in 2004.

Financial Health

During 2004, we continued to strengthen our balance sheet and delivered positive cash flows for the year. The following are key accomplishments for 2004:

..    As part of a debt reduction  program,  we retired $487 million of long-term debt. Additionally, we repaid $115 million of debt, primarily attributable to certain bondholders exercising their early repayment option.
..    We issued $400  million of  long-term  debt,  the proceeds of which will be used to repay debt, fund capital expenditures and extend the duration of our debt portfolio.
..    We reduced  our DSOs to 52 days,  compared  to 58 days as of  December  31,
     2003. This was accomplished through the negotiation of improved payment terms with customers, primarily in the Display Technologies segment.
..    Negotiated  multi-year  supply  agreements  with  customers  in the Display
     Technologies segment, including the receipt of deposits against orders, to meet the rapid growth of the liquid crystal display (LCD) market. During 2004, we received deposits totaling $204 million under such agreements.
..    We generated  sufficient cash flows from operating  activities to cover our capital expenditures.

We ended 2004 with $1.9 billion in cash, cash equivalents and short-term investments. This represents an increase of $615 million from December 31, 2003. We continue to have unrestricted access to a $2 billion revolving credit facility, and have $2.5 billion of capacity under our existing universal shelf registration statement. Our revolving credit facility expires in August 2005. We are currently in negotiations with leading financial institutions to arrange a credit facility, and believe a new facility will be executed in the first half of 2005. We believe we have sufficient liquidity for the next several years to fund operations, capital expenditures and scheduled debt repayments.

Profitability

Although 2004 resulted in a net loss of $2,165 million, this included a number of charges that are not anticipated to recur in the future, and is therefore not indicative of our projections for profitability in 2005. The most significant charges included in our net loss were:

..    Goodwill and asset impairment  charges of $1,746 million,  primarily in our
     Telecommunications segment.
..    An increase in our provision for income taxes of $937 million caused by our decision to record a valuation allowance against certain deferred tax assets.

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

As a result of the impairment charges and lower long-term outlook for our Telecommunication segment, we have also concluded that we must provide a valuation allowance against certain of our deferred tax assets in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109). The valuation allowance relates to our domestic (U.S. federal, state and local) and German deferred tax assets. We have incurred significant losses in the U.S. and Germany due primarily to the Telecommunications restructuring and impairment charges and operating losses over the last four years. Although Corning's profitability has improved over the last several quarters, a growing portion of our sales and earnings is outside of the U.S., particularly in Asia. The U.S. portion of our operations operated at a loss in 2004. This portion not only includes most of our Telecommunications segment, but also a significant portion of our global research, development and engineering and corporate infrastructure spending. As we have taken additional significant impairment charges and lowered our outlook for our largest U.S. based business during the third quarter, we believe that a valuation allowance against these tax assets is required until realization is more assured. We remain committed to return to profitability in the U.S. and Germany so that we will be able to use these deferred tax assets before they expire. In general, U.S. tax laws allow 20 years to use operating loss carryforwards.

The above charges more than offset the significant earnings growth in our Display Technologies segment and the gross margin improvements resulting from restructuring actions taken in 2003, most notably the exit of the conventional television and photonics businesses. We remain confident in our ability to execute our plans and return to profitability in 2005.

Investing in our future

We remain committed to investing in innovation. We are investing in a wide variety of technologies with our focus being glass substrates for active matrix LCDs, diesel filters and substrates in response to tightening emissions control standards, and the optical fiber and cable, and hardware and equipment that will enable fiber-to-the-premises.

Our research, development and engineering expenditures have moderately increased compared to 2003. We believe our spending levels are adequate to support our growth strategies.

We also remain committed to investing in manufacturing capacity to match increased demand in our businesses. Our capital expenditures are primarily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. Total capital expenditures for 2004 were $857 million, of which $640 million was directed toward our Display Technologies segment and $124 million in anticipation of the emerging market for diesel emission control systems.

We expect our 2005 capital spending to be in the range of $1.2 billion to $1.4 billion, of which $900 million to $1.1 billion will be directed toward our Display Technologies segment and approximately $140 million will be directed toward our Environmental Technologies segment.

RESULTS OF CONTINUING OPERATIONS

Selected highlights from our continuing operations follow (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   % Change
                                                                                                            ------------------------
                                                                   2004           2003         2002         04 vs. 03     03 vs. 02
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $  3,854        $ 3,090      $ 3,164             25           (2)

Gross margin                                                    $  1,415        $   849      $   602             67           41
  (gross margin %)                                                    37%            27%          19%

Selling, general and administrative expenses                    $    653        $   599      $   716              9          (16)
  (as a % of revenues)                                                17%            19%          23%

Research, development and engineering expenses                  $    355        $   344      $   483              3          (29)
  (as a % of revenues)                                                 9%            11%          15%

Restructuring, impairment and other charges and (credits)       $  1,789        $   111      $ 2,080          1,512          (95)
  (as a % of revenues)                                                46%             4%          66%

Asbestos settlement                                             $     33        $   413                         (92)
  (as a % of revenues)                                                 1%            13%

Loss from continuing operations before income taxes             $ (1,580)       $  (759)     $(2,720)           108          (72)
  (as a % of revenues)                                               (41)%          (25)%        (86)%

(Provision) benefit for income taxes                            $ (1,031)       $   254      $   726           (506)         (65)
  (as a % of revenues)                                               (27)%           (8)%        (23)%

Equity in earnings of associated companies, net of impairments  $    443        $   209      $   116            112           80
  (as a % of revenues)                                                11%             7%           4%

Loss from continuing operations                                 $ (2,185)       $  (223)     $(1,780)           880          (87)
  (as a % of revenues)                                               (57)%           (7)%        (56)%
------------------------------------------------------------------------------------------------------------------------------------

Net Sales

The net sales increase in 2004 was the result of strong demand for glass substrates in our Display Technologies segment, demand for hardware and equipment products in our Telecommunications segment, and improvements across the majority of our other businesses. These improvements were partially offset by the 2003 exit of our photonic technologies and U.S. conventional television glass businesses. Movements in foreign exchange rates, primarily the Japanese Yen and Euro, did not significantly impact the comparison of net sales between 2004 and 2003.

The net sales decline in 2003 was primarily due to the exit of the photonic technologies and U.S. conventional television glass businesses during 2003.
Based on the exchange rates at the beginning of 2003, our sales were favorably impacted by the weakening U.S. dollar against the Yen and the Euro by approximately 3%.

Reflecting the growth in our Display Technologies segment, net sales into international markets are increasing at a faster rate than those into the U.S. market. For 2004, sales into international markets accounted for 65% of net sales while sales to the U.S. market accounted for 35%. For 2003, sales to international markets accounted for 60% of net sales while sales to the U.S. market for 40%.

Gross Margin

As a percentage of net sales, gross margin improved 10 points in 2004. The improvement in overall gross margin dollars and as a percentage of net sales was driven by (a) net sales growth in the Display Technologies segment of 87%, (b) operating efficiencies in our Telecommunications segment and (c) the 2003 exit of the conventional television glass business.

For 2003, gross margins improved eight points. This improvement was primarily the result of lower costs resulting from our 2002 restructuring programs, primarily in the Telecommunications segment. Gross margin improved in all other reportable segments; however, the gains achieved were partially offset by a $13 million write-down of inventory related to the exit of the U.S. conventional television business.

Selling, General and Administrative Expenses

The 2004 increase in selling, general and administrative expenses was primarily driven by increases in compensation costs. For 2003, the decrease in selling, general and administrative expenses reflects cost savings primarily from the 2003 and 2002 restructuring actions.

Research, Development and Engineering Expenses

Research, development and engineering expenditures increased modestly in 2004, but the focus of our spending has shifted from Telecommunications projects to Display Technologies projects. Expenditures on Environmental Technologies projects have remained relatively constant and spending on Life Sciences projects has increased $10 million. The 2003 decrease reflects the cost savings that resulted from the 2002 restructuring actions, including the closure and consolidation of research facilities.

Restructuring, Impairment and Other Charges and (Credits)

Corning recorded significant net charges in 2004, 2003 and 2002. These charges are summarized in the following table (in millions):
--------------------------------------------------------------------------------
                                              For the years ended December 31,
                                          -------------------------------------
                                             2004          2003          2002
--------------------------------------------------------------------------------

Impairment of goodwill                    $  1,420                      $   400
Impairment of long-lived assets other
   than goodwill
     Assets to be disposed of by
       sale or abandonment                     302       $     41           701
     Assets to be held and used                 24                          409
Accelerated Depreciation                        37             12
Loss on sale of businesses                      12             13            16
Impairment of cost investments                                  4           107
Restructuring charges and (credits)             (6)            41           447
                                          --------       --------       -------
Total restructuring, impairment
   other charges and (credits)            $  1,789       $    111       $ 2,080
--------------------------------------------------------------------------------

     Impairment of Goodwill
     ----------------------

     2004 Impairment Charge

     Pursuant to SFAS No. 142,  "Goodwill and Other  Intangible  Assets,"  (SFAS
     142) goodwill is required to be tested for impairment annually at the reporting unit level. In addition, goodwill should be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its related carrying value. Our annual goodwill recoverability assessment is completed in the fourth quarter, as it is traditionally based on our annual strategic planning process that runs from June to October. This process includes reviewing expectations for the long-term growth of our businesses and forecasting future cash flows. In the third quarter, we identified certain factors during this annual strategic planning process that caused us to lower our estimates and projections for the long-term revenue growth of the Telecommunications segment, which indicated that it was more likely than not that the fair value of the Telecommunications segment reporting unit was less than its carrying value. As such, we performed an interim impairment test of the Telecommunications segment goodwill in the third quarter of 2004, the results of which were reviewed with Corning's board of directors on October 6, 2004.

     We estimated the fair value of the Telecommunications segment using a discounted cash flow model based on our current estimates for the long-term growth of the Telecommunications segment, and concluded that the fair value of the Telecommunications segment was below its carrying amount. Accordingly, we recorded an impairment charge of $1,420 million to reduce the carrying value of goodwill to its estimated fair value. We updated our Telecommunications segment goodwill test in the fourth quarter. The result of the test concluded that the fair value of the reporting unit exceeded its book value.

     2002 Impairment Charge

     In the fourth quarter of 2002, we conducted our annual impairment tests and concluded that an impairment charge of $400 million was necessary to reduce the carrying value of goodwill in the Telecommunications reporting unit to its estimated fair value of $1.6 billion. The decrease in fair value at the end of 2002 from that measured in the initial benchmark assessment on January 1, 2002 primarily reflected the following:

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

     Impairment Of Long-Lived Assets Other Than Goodwill
     ---------------------------------------------------

     Given our restructuring actions and the market conditions facing our businesses, at various times throughout 2002 to 2004, we performed evaluations of the recoverability of our held for use long-lived assets other than goodwill. In each case that an impairment evaluation was required, we developed expected future cash flows against which to compare the carrying value of the asset group being evaluated. If our projections indicated that our long lived assets were not recoverable through future cash flows, we were then required to estimate the fair value of the long-lived assets, which were limited to property, plant and equipment, using the expected cash flow approach as a measure of fair value.

     2004 Impairment Charge

     Assets to be disposed of by sale or abandonment

     These charges comprise the following:
     . Telecommunications segment: In 2004, we recorded a net charge of $344 million to impair plant and equipment related to certain facilities to be disposed of or shutdown. Approximately $332 million of this net charge is comprised of the partially completed sections of our Concord, N.C. optical fiber facility. As a result of our lowered outlook, we have permanently abandoned this construction in progress as we no longer believe the demand for optical fiber will warrant the investment necessary to complete this facility. Corning will continue to mothball and depreciate the separate previously-operated portion of the Concord fiber facility.

     . Other businesses: We recorded net credits of $42 million, primarily for gains on the sale of assets of Corning Asahi Video Products Company (CAV) sold to a third party in China. This represented proceeds in excess of assumed salvage values for assets previously impaired. In July 2004, we completed the sale of CAV's assets.

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

     2003 Impairment Charge

     Assets to be disposed of by sale or abandonment

     These charges comprise the following:
     . Telecommunications segment: We recorded charges of $24 million to impair plant and equipment related to the shutdown of a cabling plant and the final exit of the photonic technologies business. The charges were more than offset by a $61 million credit related to previous restructuring plans, primarily the result of decision not to exit two of the cable sites previously marked for shutdown in 2002.

     . Other businesses: We recorded charges of $78 million, primarily related to our decision to shutdown CAV, and the closure of our North Brookfield semiconductor materials plant.

     2002 Impairment Charges

     Assets to be disposed of by sale or abandonment

     In 2002, in connection with the restructuring actions we recorded a net charge of $701 million related to facilities to be shut down or dispose of, and the abandonment of certain construction projects. These net charges were primarily related to the Telecommunications segment and certain research facilities.

     Assets to be held and used

     These charges comprise the following:
     . Telecommunications segment: In 2002, the telecommunications market underwent a dramatic decline in demand for its products as major buyers of network equipment in this industry reduced their capital spending. As a result of our impairment evaluation, the photonics assets were written down to estimated salvage value, as this amount was our best estimate of fair value. This resulted in a $269 million write-down of the long-lived assets including $90 million related to patents.

     . Other businesses: In 2002, the market was impacted by a decline in demand for conventional television glass and a dramatic increase in the importation of television glass, tubes and sets from Asia. As a result of our impairment evaluation, CAV's assets were written down to their estimated fair values. This resulted in a $140 million write-down of the assets.

     Accelerated Depreciation
     ------------------------

     2004 Accelerated Depreciation

     We recorded $37 million of accelerated depreciation relating to the final shutdown of our semiconductor materials manufacturing facility in Charleston, South Carolina, which we announced in the fourth quarter of 2003.

     2003 Accelerated Depreciation

     We recorded $12 million of accelerated depreciation as a result of our decision to shutdown our semiconductor materials manufacturing facility in Charleston, South Carolina by March 31, 2004.

     Loss on Sale of Businesses
     --------------------------

     2004 Loss on Sale of Business

     On September 1, 2004 we completed the sale of our frequency controls business, which was part of the Telecommunications segment, for net cash proceeds of $80 million. We recorded a loss on the sale of $14 million, which included an allocation of $30 million of the Telecommunications segment goodwill. The frequency controls business had 2003 annual sales of $76 million.

     2003 Loss on Sale of Business

     In the third quarter of 2003, we recorded a $13 million loss on the sale of a significant portion of our photonic technologies business, which was part of our Telecommunications segment.

     2002 Loss on Sale of Business

     We  recorded  a loss of $16  million  upon  the  sale of a  portion  of the
     controls   and   connectors   product   line,   which   was   part  of  the
     Telecommunications segment.

     Impairment of Cost Investments
     ------------------------------

     2003 Impairment Charge

     In the first quarter of 2003, we recorded a $5 million charge for other than temporary declines in certain cost investments in the Telecommunications segment. In the third quarter of 2003, we sold these investments for $4 million in cash, which was $1 million more than previously expected. We reported this gain as a credit to restructuring actions.

     2002 Impairment Charge

     We impaired cost based investments in a number of private telecommunications companies based upon a decision in the fourth quarter of 2002 to divest the portfolio. As a result of this decision, we recorded a charge of $107 million.

     Restructuring Actions
     ---------------------

     2004 Restructuring Actions

     There were no significant restructuring actions taken during 2004, nor were
     there  any   significant   revisions  to  estimates   used  in  prior  year
     restructuring plans.

     2003 Restructuring Actions

     Corning recorded net restructuring charges of $41 million in 2003. Major actions approved and initiated in 2003 included the following:

     .    The shutdown of CAV.
     .    The  exit of our  photonics  products  within  the  Telecommunications segment.
     . Credits to prior year restructuring plans, primarily the result of our decision not to exit two small cabling sites previously marked for shutdown in 2002.
     . The shutdown of two of our specialty materials manufacturing facilities in North Brookfield and Charleston, South Carolina.

     2002 Restructuring Actions

     Corning recorded net restructuring charges of $447 million in 2002. Major actions approved and initiated in 2002 included the following:

     . Permanent closure of our optical fiber manufacturing facilities in Noble Park, Victoria, Australia, and Neustadt bei Coburg, Germany. We also mothballed our optical fiber manufacturing facility in Concord, North Carolina and transferred certain capabilities to our Wilmington, North Carolina facility.
     . Reductions in capacity and employment in our cabling and hardware and equipment locations worldwide to reduce costs.
     . Permanent closure of our photonic technologies thin film filter manufacturing facility in Marlborough, Massachusetts.
     . Permanent abandonment of certain construction projects that had been stopped in 2001 in the fiber and cable business within the Telecommunications segment.
     . Closure of minor manufacturing facilities, primarily in the Telecommunications segment.
     .    Closure and  consolidation  of research  facilities.
     . Elimination of positions worldwide through voluntary and involuntary programs.

Asbestos settlement

On March 28, 2003, we announced that we had reached agreement with the representatives of asbestos claimants for the settlement of all current and future non-premises asbestos claims against us and Pittsburgh Corning Corporation (PCC), which might arise from PCC products or operations.

The agreement is expected to be incorporated into a settlement fund as part of a reorganization plan for PCC. The plan was submitted to the federal bankruptcy court at the end of 2003, received a favorable vote from creditor classes in the first quarter of 2004, but remains subject to a number of contingencies. The Bankruptcy Court has allowed an additional round of briefing to address current case law developments, with briefs due on February 28, 2005 and March 10, 2005, leading to a hearing on March 16, 2005. The timing and outcome of these proceedings are uncertain. If the Bankruptcy Court does not confirm the PCC Plan in its current form, changes to the settlement agreement are reasonably possible. Further judicial review is also reasonably possible. Our contributions to the settlement trust under the agreement are not required unless the plan is approved, becomes effective and is no longer subject to appeal.

If the plan becomes effective, our settlement will require the contribution of our equity interest in PCC, our one-half equity interest in Pittsburgh Corning Europe N.V. (PCE), and 25 million shares of our common stock. The common stock will be marked-to-market each quarter until it is contributed to the settlement trust, thus resulting in adjustments to income and the settlement liability as appropriate. We will also make cash payments with a current value of $144 million over six years beginning one year after the plan becomes effective. In addition, we will assign insurance policy proceeds from our primary insurance and a portion of our excess insurance as part of the settlement.

The following summarizes the charges we have recorded for the asbestos settlement (in millions):
--------------------------------------------------------------------------------
                                               For the years ended December 31,
                                               --------------------------------
                                                    2004               2003
--------------------------------------------------------------------------------

Initial settlement charge                                             $   298
Mark-to-market common stock                       $    33                 115
                                                  -------             -------
Asbestos settlement                               $    33             $   413
--------------------------------------------------------------------------------

See Legal Proceedings for a history of this matter.

Loss From Continuing Operations Before Income Taxes

In  addition  to the  drivers  identified  under  Gross  Margin,  Restructuring,
Impairment  and Other  Charges and (Credits)  and Asbestos  Settlement,  we also retired a significant amount of our outstanding debentures during 2004, 2003 and
2002 that resulted in the following (losses) gains on these transactions for the respective periods (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                            Book Value of           Cash          Shares
                                                         Debentures Retired         Paid          Issued          Gain (Loss)
------------------------------------------------------------------------------------------------------------------------------------
2004 activity:
   Convertible debentures, 3.5%, due 2008                    $    368             $    37             38          $   (36)
   Zero coupon convertible debentures, 2%, due 2015               119                 117
------------------------------------------------------------------------------------------------------------------------------------
Total 2004 activity                                          $    487             $   154             38          $   (36)
------------------------------------------------------------------------------------------------------------------------------------

2003 activity:
   Zero coupon convertible debentures, 2%, due 2015          $  1,239             $ 1,121              6          $    20
   Euro notes, 5.625%, due 2005                                    67                  68                              (1)
------------------------------------------------------------------------------------------------------------------------------------
Total 2003 activity                                          $  1,306             $ 1,189              6          $    19
------------------------------------------------------------------------------------------------------------------------------------

2002 activity:
   Zero coupon convertible debentures, 2%, due 2015          $    493             $   308                         $   175
   Euro notes, 5.625%, due 2005                                     1                   1                               1
------------------------------------------------------------------------------------------------------------------------------------
Total 2002 activity                                          $    494             $   309                         $   176
------------------------------------------------------------------------------------------------------------------------------------

(Provision) Benefit for Income Taxes

Our (provision) benefit for income taxes and the related effective (income tax) benefit rates were as follows (in millions):
--------------------------------------------------------------------------------
                                          For the years ended December 31,
                                       -----------------------------------------
                                          2004          2003            2002
--------------------------------------------------------------------------------
(Provision) benefit for income taxes   $   (1,031)    $   254         $    726
Effective (income tax) benefit rate         (65.3)%        33.4%           26.7%
--------------------------------------------------------------------------------

The effective (income tax) benefit rate for 2004, 2003 and 2002 differed from the U.S. statutory rate of 35% primarily due to increases in the valuation allowance against certain domestic (U.S. federal, state and local) and foreign deferred tax assets, and, for 2004 only, the write-off of nondeductible goodwill.

During 2004, we increased our tax expense by $937 million as a result of our decision to establish a valuation allowance against a significant portion of our deferred tax assets, primarily in the U.S. and Germany. We reached this decision by performing a review of all positive and negative evidence regarding the realization of the net deferred tax assets in accordance with SFAS No. 109. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax-planning strategies, as well as related key assumptions. SFAS 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. SFAS 109 further requires that "greater weight be given to previous cumulative losses than the outlook for future profitability when determining whether deferred tax assets can be used."

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

We expect to maintain a valuation allowance on future tax benefits until an appropriate level of profitability, primarily in the U.S. and Germany, is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that a larger portion of our deferred tax assets would be realizable, or if the PCC settlement is finalized earlier than we anticipate. Until then, our tax provision will include only the net tax expense attributable to certain foreign operations. Refer to Note 6 (Income Taxes) to the consolidated financial statements for additional information.

Equity in Earnings of Associated Companies, Net of Impairments

The following provides a summary of equity earnings of associated companies, net of impairments (in millions):
--------------------------------------------------------------------------------
                                     2004               2003             2002
--------------------------------------------------------------------------------

Samsung Corning Precision          $     277        $     144         $      80
Dow Corning                              116               82
All other                                 50              (17)               36
                                   ---------        ----------        ---------
Total equity earnings              $     443        $     209         $     116
--------------------------------------------------------------------------------

The 2004 and 2003 increases in equity earnings of associated companies, net of impairments, are primarily due to the following:
..    Strong sales and earnings  performance at Samsung Precision Glass Co., Ltd.
     (Samsung Corning Precision), our 50% owned South Korea-based manufacturer of LCD glass.
..    The  recognition  of equity  earnings  from Dow  Corning  Corporation  (Dow
     Corning) in 2003 and strong sales and earnings performance in 2004.

In addition to the above, equity in earnings of associated companies, net of impairments, included the following restructuring and impairment charges:
..    $35 million,  $7 million and $34 million of charges to impair equity method investments in the Telecommunications segment to their estimated fair value in 2004, 2003 and 2002, respectively.
..    In 2004, Dow Corning recorded charges related to restructuring  actions and
     adjustments  to  interest   liabilities  recorded  on  its  emergence  from
     bankruptcy. Our equity earnings included $21 million related to these charges.
..    In 2003, Samsung Corning Co., Ltd. recorded asset impairment  charges.  Our equity earnings included $66 million related to these charges.
..    In 2002,  Samsung Corning Micro Optics recorded asset  impairment  charges.
     Our equity earnings included $20 million related to these charges.

Loss From Continuing Operations

As a result of the above, the loss from continuing operations and per share data was as follows (in millions, except per share amounts):
--------------------------------------------------------------------------------------------------------------------------
                                                                              For the years ended December 31,
                                                                       --------------------------------------------
                                                                         2004               2003             2002
--------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                        $ (2,185)        $   (223)         $ (1,780)
Basic and diluted loss per common share from continuing operations     $  (1.57)        $  (0.18)         $  (1.85)
Shares used in computing basic and diluted per share amounts              1,386            1,274             1,030
--------------------------------------------------------------------------------------------------------------------------

RESULTS OF DISCONTINUED OPERATIONS

On December 13, 2002, we completed the sale of our precision lens business to 3M Company (3M) for cash proceeds up to $850 million, of which $50 million was deposited in an escrow account. During 2002, we received approximately $800 million in cash and recorded a gain on the sale of $415 million, net of tax, in income from discontinued operations in the consolidated statements of operations. 3M notified Corning that 3M believed it had certain claims arising out of the representations and warranties made by Corning in connection with the sale of the precision lens business to 3M. In the third quarter of 2004, Corning and 3M reached a final settlement agreement for the funds held in escrow. Accordingly, we received $20 million in cash and recorded a gain of $20 million.

The precision lens business operating results and cash flows have been removed from our results of continuing operations for all periods presented, and have been excluded from the operating segments data. Refer to Note 2 (Discontinued Operations) to the consolidated financial statements for selected financial information for the years ended December 31, 2004 and 2002. There were no results from discontinued operations in 2003.

OPERATING SEGMENTS

Our reportable operating segments included Display Technologies, Telecommunications, Environmental Technologies, and Life Sciences. The Environmental Technologies reportable segment is an aggregation of our Automotive and Diesel operating segments, as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods. The following provides a brief description of the products and markets served by each reportable segment:

..    Display  Technologies - manufactures  liquid crystal display glass for flat panel displays;
..    Telecommunications - manufactures optical fiber and cable, and hardware and equipment components for the worldwide telecommunications industry;
..    Environmental  Technologies - manufactures  ceramic  substrates and filters for automobile and diesel applications; and
..    Life Sciences - manufactures  glass and plastic  consumables for scientific applications.

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

Display Technologies

The  following  table  provides  net  sales  and  other  data  for  the  Display
Technologies segment (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 % Change
                                                                                                          --------------------------
                                                     2004              2003             2002              04 vs. 03     03 vs. 02
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                          $   1,113         $    595         $     405               87            47
Income before equity earnings                      $     258         $     91         $      39              184           133
Equity earnings of associated companies            $     288         $    144         $      80              100            80
Net income                                         $     546         $    235         $     119              132            97
------------------------------------------------------------------------------------------------------------------------------------

2004 vs. 2003

The 2004 sales increase is largely reflective of the overall LCD-market growth. During 2004, glass substrate volumes (measured in square feet of glass sold) increased approximately 65%. Sales also benefited from modest average price increases, primarily the result of a change in product mix as the market continues to trend toward large size glass substrates (generation 5 and above) which carry a higher selling price per square foot. The sales of the Display Technologies segment are denominated in Japanese Yen and, as such, our revenues are susceptible to movements in the US dollar - Japanese Yen exchange rates.
Sales benefited by approximately 10% from a weakening of the U.S. dollar compared to 2003.

For 2004, the key drivers for the increase in income before equity earnings were the impact of incremental volumes and efficiencies realized through the shift in production toward large size glass substrates. Movements in exchange rates did not have a significant impact on income before equity earnings. The increase in our equity earnings from Samsung Corning Precision were largely driven by the same factors identified for our wholly-owned business.

The Display Technologies segment manufactures and sells glass substrates to a concentrated customer base comprised of LCD panel makers primarily located in Japan and Taiwan. The most significant customers in these markets are AU Optronics Corp., Chi Mei Optoelectronics Corp., Hannstar Display Corp., Quanta Display Inc., Sharp Corporation, and Toppan CFI (Taiwan) Co., Ltd. LCD panels are used in computer products, such as notebook computers and desktop monitors, consumer electronics products, such as digital cameras and camcorders and car navigation systems, and LCD televisions. In 2004, these six LCD customers accounted for 76% of the Display Technologies segment sales. In addition, Samsung Corning Precision's sales were also concentrated, with three LCD panel makers in Korea (Samsung Electronics Co., Ltd., LG Philips LCD Co., and BOE Hydis Technology Co., Ltd.) accounting for 88% of sales.

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

We expect the LCD market to continue to grow rapidly. We anticipate higher demand for LCD televisions, for which our LCD customers require larger size glass substrates. During 2004, Corning held discussions with several of its customers to discuss how to meet this demand. As part of its discussions, Corning has sought improved payment terms, including deposits against orders, to provide a greater degree of assurance that we are effectively building capacity to meet the needs of a rapidly growing industry. There can be no assurance that Corning will be able to pace its capacity expansion to the actual demand. While the industry has grown rapidly, the pace of growth may be less than we anticipate, and it is possible that glass manufacturing capacity may exceed demand during certain periods.

In 2004, Corning and a Taiwanese customer entered into a long-term purchase and supply agreement (as amended) in which the Display Technologies segment will supply LCD glass to the customer over a five-year period. As part of the agreement, the customer will make advance cash deposits of $460 million to Corning through 2006 for a portion of the contracted glass to be purchased. Corning received a total of $204 million of deposits against orders in 2004 and expects to receive an additional $171 million in 2005. Refer to Note 1 (Summary of Significant Accounting Policies) and Note 10 (Other Liabilities) to the consolidated financial statements for further information.

In the ordinary course of business, Corning will continue to negotiate multi-year supply agreements with its large customers where feasible.

2003 vs. 2002

The 2003 sales increase was primarily due to volume gains of approximately 43%, as penetration of liquid crystal display panels in the desktop market increased, and favorable exchange rates. Earnings approximately doubled in 2003 compared to the prior year due to the increase in volume and significant gains in equity earnings from Samsung Corning Precision over the prior year.

In July 2003, we announced a $180 million expansion of our liquid crystal display glass manufacturing facility in Taiwan.

Outlook:
We expect to see a continuation of the overall industry growth and the trend toward large size substrates. We continue to see positive trends in the penetration rates of LCD's into the end-markets (notebook computers, monitors and televisions), and increasing demand for the large size substrates. Volume growth for the LCD market is anticipated to be between 40% and 60% in 2005, and we anticipate adding sufficient capacity to meet market growth. This market growth will occur at varying rates in the principal LCD markets of Japan, Taiwan and Korea. Sales of our wholly-owned business are primarily to panel manufacturers in Japan and Taiwan with customers in Korea being serviced by Samsung Corning Precision. The actual growth rates in these markets will impact our sales and earnings performance. For 2005, we are anticipating price declines after two years of price stability as competitors bring on additional capacity. We also anticipate our costs will continue to decline. There can be no assurance that the end-market rates of growth will continue at the high rates experienced in recent years or that the rate of cost declines will offset price declines in any given period. Consumer preferences for panels of differing sizes, or price or other factors, may lead to pauses in market growth from time to time. For 2005, Corning's rate of sales growth is expected to be higher in the second half of the year based on anticipated increases in panel manufacturers' capacity to meet the anticipated market demands for LCD televisions. We expect net income in the segment to increase significantly in 2005 based on the strong volume growth in our wholly-owned business and increased equity earnings from Samsung Corning Precision.

Telecommunications

The following table provides net sales and other data for the Telecommunications segment (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            % Change
                                                                                                      -----------------------
                                                 2004              2003             2002              04 vs. 03    03 vs. 02
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Optical fiber and cable                     $    755         $     760         $    859                (1)        (12)
   Hardware and equipment                           784               612              661                28          (7)
   Photonic technologies                                               54              111                --         (51)
                                               --------         ---------         --------

     Total net sales                           $  1,539         $   1,426         $  1,631                 8         (13)
                                               ========         =========         ========

Net loss                                       $ (1,893)        $    (169)        $ (1,897)           (1,020)        (91)
------------------------------------------------------------------------------------------------------------------------------------

2004 vs. 2003

During 2004 we experienced a stabilization of the telecommunications industry. Fiber volumes grew at a stronger than anticipated 18%, but pricing declined by 9% from 2003 levels. Although we are encouraged by the volume growth, the demand comes from a narrow band of customers and we do not view this as the beginning of a broader recovery in the industry. The primary driver for the 2004 sales growth was Verizon Communications' fiber-to-the-premises project in North America, with the most significant benefit realized in our hardware and equipment products. During 2004, one customer accounted for 13% of total segment sales, and 10 customers accounted for 47% of total segment sales.

Offsetting this sales performance were the following items:
..    During 2003 we  completed  the sale and exit of our  photonic  technologies business.
..    On  September  1,  2004 we  completed  the sale of our  frequency  controls business. This business had 2003 annual sales of $76 million.
..    Sales in Japan were down in 2004,  largely due to 2003  projects  that were not repeated in 2004.

Movements in foreign exchange rates, primarily the Japanese Yen and Euro, did not have a significant impact on 2004 sales compared to 2003.

In June 2004, the Chinese Ministry of Commerce issued an anti-dumping preliminary determination asserting that Corning had dumped optical fiber into China during 2002 and 2003 and imposed a 16% duty on Corning's optical fiber imports. Corning contested this preliminary determination, and in December 2004, the Ministry of Commerce concluded that Corning had not dumped optical fiber into China and the 16% duty was removed.

The increased net loss for 2004 is primarily attributable to the goodwill, fixed asset and equity method investments impairment charges recorded in the third quarter of 2004. Refer to Results of Continuing Operations for additional information on these charges.

2003 vs. 2002

The 2003 sales decrease is primarily attributable to the global telecommunications market downturn that continued into 2003. Overall fiber volumes increased 11%, and pricing pressures continued with overall declines of 31%. The lack of capital spending by our customers negatively affected all product lines, and the sale of our appliance controls group further reduced hardware and equipment sales. Also during 2003, we completed the sale and exit of our photonic technologies business. Partially offsetting this was strong demand for optical fiber and cable products in Japan and China. 2003 volumes benefited from having the full year results of the Chinese fiber and cable entities acquired from Lucent Technologies in the fourth quarter of 2002.

Outlook:
We expect sales in 2005 to increase over 2004. We expect the worldwide telecommunications industry market to grow, particularly in North America, but still do not view this as the beginning of a broad-based industry recovery. We expect fiber volumes to increase modestly and pricing pressures should again be moderate. Sales improvement will largely be dependent on the continuation of Verizon's fiber-to-the-premises project, and should these plans not occur at the pace anticipated our sales and earnings would be adversely affected. We expect to realize a loss in 2005, although at significantly lower levels than 2004. This reduction in anticipated segment loss is largely attributed to the impairment charges incurred in 2004, as well as the operational efficiencies from increased volumes in 2005.

Environmental Technologies

The  following  table  provides  net sales and other data for the  Environmental
Technologies segment (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            % Change
                                                                                                      ----------------------
                                                 2004              2003             2002              04 vs. 03    03 vs. 02
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Automotive                                  $    479         $     430         $    375                11           15
   Diesel                                            69                46               19                50          142
                                               --------         ---------         --------
     Total net sales                           $    548         $     476         $    394                15           21
                                               ========         =========         ========

Net income                                     $      4         $       9         $     32               (56)         (72)
------------------------------------------------------------------------------------------------------------------------------------

2004 vs. 2003

The 2004 increase in net sales is primarily the result of demand for our automotive and diesel ceramic filters and substrates in response to tightening emissions control standards around the world. Volumes for our automotive products were up slightly from 2003 and sales benefited from a higher mix of our thin-wall and ultra thin-wall substrates, which allow engine manufacturers to meet their emissions control requirements in a more cost effective manner. Our diesel products sales growth was primarily driven by demand from retrofit markets, although we experienced a softening in Asian retrofit markets in the second half of 2004. A portion of the sales of the Environmental Technologies segment are susceptible to movements in the U.S. dollar-Euro exchange rates. Movements in exchange rates did not have a significant impact on sales for 2004 compared to 2003.

The Environmental Technologies segment sells to a concentrated customer base of manufacturers of emission control systems, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters are generally required by the specifications of the automotive and diesel engine manufacturers. For 2004, four customers accounted for 69% of total segment sales.

The 2004 decline in net income is primarily the result of increased development costs and plant start-up costs to support our emerging diesel products. These costs offset the gross margin benefits of increased volumes and the higher mix of premium automotive products. Movements in exchange rates did not significantly impact net income.

2003 vs. 2002

The 2003 increase in net sales was primarily due to increased U.S. auto production driven by financing incentives, favorable mix of premium products, favorable exchange rates and higher sales for diesel products. The net income decrease was primarily due to a decrease in equity earnings from Cormetech, a U.S. designer and manufacturer of industrial catalysts, and higher development spending for the diesel product line.

Outlook:
We expect sales to increase in 2005. For automotive products, we expect to see stable demand based on anticipated worldwide auto production, and a continuation of a shift to premium products; although at slightly slower rates than 2004. Although volumes are anticipated to be stable, a slowdown in auto production, particularly in North America, could adversely impact our growth projections. Diesel product sales are also expected to grow. Demand for diesel products in 2005 will be largely based on retrofit markets, and we expect a recovery of the Asian market during the year. In 2005, we must successfully complete the development of our diesel technology and have our filters designed into the specifications of engine manufacturers to meet anticipated demand in 2006 and beyond as diesel engine manufacturers ramp up production for the 2007 model years. The retrofit market is somewhat volatile, and any unanticipated declines in demand could adversely impact our expected 2005 sales growth. Net income for the segment is expected to increase only slightly in 2005 as we continue to spend heavily on research, development and engineering for diesel products.

Life Sciences

The  following  table  provides  net sales and other data for the Life  Sciences segment (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            % Change
                                                                                                      ----------------------
                                                 2004              2003             2002              04 vs. 03    03 vs. 02
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                      $    304         $     281         $    280                 8

Net income (loss)                              $     12         $      14         $     25               (14)         (44)
------------------------------------------------------------------------------------------------------------------------------------

2004 vs. 2003

The 2004 increase in net sales is primarily due to volume increases across the majority of our product lines. Demand from research, development and production end-users remained steady for 2004, which represented an improvement over the industry-wide softness experienced in 2003. Movements in foreign exchange rates, primarily the Euro, did not have a significant impact on sales for 2004 compared to 2003.

The Life Sciences segment sells to a concentrated customer base, primarily distributors, who in turn sell to end-users such as pharmaceutical and biotechnology companies, government entities, academic institutions and other research facilities. For 2004, two distributors accounted for 56% of total segment sales. One of these distributors communicated its intent to change its ongoing business strategy in the second half of 2004. Subsequent to December 31, 2004, Corning notified this distributor that we will not renew its existing distribution agreement, which will expire in April 2005. Approximately 30% of Life Sciences 2004 sales were made through this distributor. We are actively working to transition the sales through this distributor to our remaining primary distributor and other existing and developing channels. However, this change will likely adversely impact sales volumes in the short term.

The 2004 decrease in net income is largely attributable to gross margin improvements resulting from the increase in sales volume being substantially offset by new product development costs. In addition, in 2003 net income benefited from a gain recognized on the disposition of a minor product line. Movement in exchange rates did not significantly impact net income.

2003 vs. 2002

Sales were flat in 2003, compared to 2002, primarily due to weak sales in Europe and a general softness in the market. Earnings were down 44% compared to the prior year. Improved manufacturing efficiencies, and a gain on the disposition of a minor product line, were more than offset by higher development spending.

Outlook:
We expect to see a continuation of the research, development and production spending in the life sciences market. Sales will likely be adversely impacted by as much as 10% to 20% by the recent changes in the distribution channel described above; particularly in the U.S. Net income for 2005 is expected to decline from 2004 levels, largely due to increases in new product development and commercialization expenditures and the anticipated impact of the changes in distribution channel.

Unallocated and Other

The following table provides net sales and other data (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            % Change
                                                                                                      ----------------------
                                                 2004              2003             2002              04 vs. 03    03 vs. 02
------------------------------------------------------------------------------------------------------------------------------------
Conventional video components                  $      3         $      65         $    166               (95)         (61)
Other businesses                                    347               247              288                40          (14)
                                               --------         ---------         --------
     Total net sales                           $    350         $     312         $    454                12          (31)
                                               ========         =========         ========

Net (loss) income                              $   (834)        $    (312)        $    419               167         (174)
------------------------------------------------------------------------------------------------------------------------------------

Unallocated and Other includes all other operating segments that do not meet the quantitative threshold for separate reporting (e.g. Specialty Materials, and Conventional Video Components), certain corporate investments (e.g. Dow Corning, Samsung Corning and Steuben), discontinued operations, and unallocated expenses. Unallocated expenses include research and other expenses related to new business development; gains or losses on repurchases and retirement of debt; charges related to the asbestos litigation; restructuring and impairment charges related to the corporate research and development or staff organizations; and charges for increases in our tax valuation allowance. Unallocated and Other also represents the reconciliation between the totals for the reportable segments and our consolidated total.

The 2004 increase in net sales is primarily attributable to improvements in our Specialty Materials segment. Although this segment experienced strong sales growth in 2004, primarily for semiconductor lens glass, we do not expect the pace of growth to continue into 2005. The 2004 decrease in Conventional Video Components sales is due to our 2003 decision, along with our partner, to shutdown CAV. The 2003 decrease in net sales is primarily due to the shutdown of CAV and weak demand for semiconductor lens glass due to softness in the semiconductor market.

Refer to Restructuring, Impairment, and Other Charges and (Credits), Asbestos settlement, and (Provision) Benefit for Income Taxes for a description of the key drivers of net (loss) income for 2004 vs. 2003 and 2003 vs. 2002.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

During 2004, we engaged in the following significant transactions:
..    Issued $400 million of senior unsecured notes under our existing universal shelf registration statement. At December 31, 2004, our remaining capacity under the shelf registration is approximately $2.5 billion.
..    Retired a total of $487 million of our 3.5% convertible debentures and zero coupon convertible debentures in exchange for $154 million of cash and 38 million shares of common stock.
..    Repaid $115 million of loans payable, the majority of which related to our
     7.625% debentures due 2024, as a result of certain bond holders exercising their early repayment option.

We currently have unrestricted access to a $2 billion revolving credit facility with 16 banks. At December 31, 2004, there were no borrowings under the credit facility. The facility includes one financial covenant limiting the ratio of total debt to total capital, as defined, to not greater than 60%. At December 31, 2004, this ratio was 41%. Our revolving credit facility expires in August 2005 and we are currently negotiating with leading financial institutions to arrange a new credit facility. We believe that a new credit facility will be arranged and executed in the first half of 2005 on competitive terms and conditions. Corning is seeking up to a $1.0 billion credit facility with up to a five year term. Among the terms and conditions being negotiated, Corning believes it will be subject to two financial covenants.

The remaining zero coupon convertible debentures, totaling $272 million at December 31, 2004, will likely be put back to us on November 8, 2005, at $819.54 per debenture or on November 8, 2010, at $905.29 per debenture. We have the option of settling this obligation in cash, common stock, or a combination of both. From time to time, we may retire additional debt securities for cash or equity.

Additionally, effective November 8, 2004, we have the right to redeem some or all of the outstanding 3.5% convertible debentures at any time prior to maturity at redemption prices ranging from 102.0% to 100.5% of the principal amount based on the date we exercise our redemption options. It is possible that during 2005 we may exercise this redemption option, or execute other privately negotiated transactions, to retire some or all of our $297 million outstanding 3.5% convertible debentures.

Capital Spending

Capital spending totaled $857 million, $366 million and $357 million in 2004, 2003 and 2002, respectively. Capital spending activity in 2004, 2003 and 2002 primarily included expansion of LCD capacity and new capacity for diesel substrates. Our 2005 capital spending program is expected to be in the range of$1.2 billion to $1.4 billion, of which $900 million to $1.1 billion will be to expand manufacturing capacity for LCD glass substrates in the Display Technologies segment. These expenditures primarily relate to previously announced expansion plans for our existing manufacturing facilities in Tainan, Taiwan and Shizuoka, Japan and for the construction of a new facility in Taichung, Taiwan. Additionally, approximately $140 million will be directed toward our Environmental Technologies segment in anticipation of the emerging diesel emissions control market.

Restructuring

During 2004, 2003 and 2002, we made payments of $85 million, $233 million and $278 million, respectively, related to employee severance and other exit costs resulting from restructuring actions. Cash payments for employee-related costs will be substantially completed by the end of 2005, while payments for exit activities will be substantially completed by the end of 2007.

Key Balance Sheet Data

At December 31, 2004, cash, cash equivalents and short-term investments totaled $1.9 billion, compared with $1.3 billion at December 31, 2003. The increase from December 31, 2003, was primarily due to the issuance of $400 million of long-term debt and improved operating cash flows, including the receipt of $204 million in customer deposits.

Balance sheet and working capital measures are provided in the following table (dollars in millions):
--------------------------------------------------------------------------------
                                                        As of December 31,
                                                     ------------------------
                                                      2004              2003
--------------------------------------------------------------------------------

Working capital                                      $   945           $ 1,141
Working capital, excluding cash and
  short-term investments                             $  (936)          $  (125)
Current ratio                                          1.4:1             1.7:1
Trade accounts receivable, net of allowances         $   585           $   525
Days sales outstanding                                    52                58
Inventories                                          $   535           $   467
Inventory turns                                          4.9               4.8
Days payable outstanding                                  67                52
Long-term debt                                       $ 2,214           $ 2,668
Total debt to total capital                              41%               34%
--------------------------------------------------------------------------------

Credit Ratings

As of February 22, 2005, our credit ratings were as follows:
--------------------------------------------------------------------------------
RATING AGENCY                       Rating                     Outlook
Last Update                     Long-Term Debt               Last Update
--------------------------------------------------------------------------------

Fitch                                 BB+                     Positive
    August 12, 2004                                        August 12, 2004

Standard & Poor's                     BB+                      Stable
    July 29, 2002                                         January 16, 2004

Moody's                               Ba2                     Positive
    July 29, 2002                                         January 14, 2005
--------------------------------------------------------------------------------

Our 2004 earnings were not adequate to cover our fixed charges (principally interest and related charges on debt), primarily as a result of the impairment charges in the Telecommunications segment and our decision to increase our valuation allowance against certain deferred tax assets. We expect our full year 2005 earnings will be sufficient to cover our fixed charges.

Management Assessment of Liquidity

Our major source of funding for 2005 and beyond will be our existing balance of cash, cash equivalents and short-term investments. From time to time we may also issue debt or equity securities to raise additional cash to fund a portion of our capital expenditures related to our growth businesses. We are currently negotiating with leading financial institutions for a new credit facility and believe we will arrange and execute one in the first half of 2005. We believe we have sufficient liquidity for the next several years to fund operations, restructuring, the asbestos settlement, research and development, capital expenditures and scheduled debt repayments.

Contractual Obligations

------------------------------------------------------------------------------------------------------------------------------------
                                                                   Amount of commitment and contingency expiration per period
                                                                   ----------------------------------------------------------
                                                                   Less than   1 to 2     2 to 3       3 to 4     5 years and
(In millions)                                             Total     1 year      years      years        years     thereafter
------------------------------------------------------------------------------------------------------------------------------------
Performance bonds and guarantees                       $    104    $     26   $    2      $    1       $   1        $    74
Credit facilities for equity companies                      167                                           17            150
Stand-by letters of credit (1)                               52          42                                              10
Loan guarantees                                              12           1                                              11
Purchase obligations (2)                                     67          49       16                                      2
Capital expenditure obligations (3)                         388         388
Total debt (4)                                            2,694         482       16         119         411          1,666
Minimum rental commitments                                  223          40       32          37          39             75
------------------------------------------------------------------------------------------------------------------------------------
Total commitments and contingencies                    $  3,707    $  1,028   $   66      $  157       $ 468        $ 1,988
------------------------------------------------------------------------------------------------------------------------------------

(1) At December 31, 2004, $34 million of the $52 million was included in other accrued liabilities on our consolidated balance sheets.
(2) Balance primarily represents obligations associated with the Telecommunications segment.
(3) Capital expenditure obligations primarily related to our Display Technologies segment expansions, which are included on our balance sheet.
(4) At December 31, 2004, $2,692 million of the $2,694 million was included on our balance sheet. Amounts above are stated at their maturity value.

We have provided other financial guarantees and contingent liabilities in the form of stand-by letters of credit and performance bonds, some of which do not have fixed or scheduled expiration dates. We have agreed to provide a credit facility related to Dow Corning as discussed in Note 7 (Investments) to the consolidated financial statements. The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan. We believe the significant majority of these guarantees and contingent liabilities will expire without being funded.

Pensions

We have a number of defined benefit pension plans covering certain domestic and international employees. Our largest single pension plan is Corning's U.S. qualified plan. At December 31, 2004, this plan accounted for 82% of our consolidated defined benefit pension plans' projected benefit obligation and 91% of the related plans' assets. In 2004 and 2003, although global equities had positive returns, interest rates continued to decline. As a result, at December 31, 2004 and 2003, the accumulated benefit obligation (ABO) for our domestic qualified and non-qualified plans and several international plans exceeded the fair value of related plan assets, which required Corning to record an additional minimum pension liability in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

Balances of these non-cash adjustments follow (in millions):
--------------------------------------------------------------------------------
                                                               December 31,
                                                         -----------------------
                                                          2004             2003
--------------------------------------------------------------------------------

Minimum pension liability                                $ 417            $ 310
Intangible assets                                           42               51
Other accumulated comprehensive loss, pre-tax              375              259
Other accumulated comprehensive loss, after-tax            273              159
--------------------------------------------------------------------------------

We have traditionally contributed to the U.S. qualified pension plan on an annual basis in excess of the IRS minimum requirements, and as a result, mandatory contributions are not expected to be required for this plan until at least 2008. We contributed $40 million in 2004 to our U.S. pension plan. For 2005, we anticipate making voluntary contributions of at least $100 million in cash or common stock to this plan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires us to make estimates and assumptions that affect amounts reported therein. The estimates that required us to make difficult, subjective or complex judgments follow.

Impairment of goodwill

SFAS 142 requires us to make certain difficult, subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our reporting units, which are the same as our segments.

We measure fair value on the basis of discounted expected future cash flows. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends.

Telecommunications

Pricing in the telecommunications industry remains depressed. Our previous forecasts assumed some rationalization of capacity that would lead to more stable pricing. We now expect the current depressed pricing conditions to persist. Based on competitive conditions and forecasted future customer requirements, we do not expect the level of demand for premium fiber products we previously forecasted. As a result, we have significantly reduced our outlook for future revenue and profitability from premium products. As we forecast customer demand, we have lowered the rate of volume growth in the longer range. Further negative developments in the telecommunications industry could cause us to change our forecasts for fiber volumes, pricing or mix of premium products which may result in additional goodwill impairment charges of up to $123 million.

Terminal value of the business assumes a growth in perpetuity of 3%. These cash flows are also used to value intangible and tangible assets which determine the implied value of reporting unit goodwill. The discount rate applied to these cash flows represents a telecommunications weighted average cost of capital based upon current debt and equity activity of 11 public companies representing a cross section of worldwide competitors of the reporting unit. For our 2004 impairment test, we used a discount rate of 12.5% in our calculation of fair value of the expected future cash flows. An impairment charge of $1,420 million was recorded in 2004. Had we used a discount rate of 12%, the impairment charge would have been approximately $90 million lower. Had we used a discount rate of 13%, the impairment charge would have been approximately $80 million higher. In 2003, we used a 12% discount rate for our annual impairment test. The results of our 2003 test indicated that goodwill was not impaired. The 2003 results would not have changed had we used a discount rate of 11.5% or 12.5%.

Specialty Materials

Our discounted cash flow test for this reporting unit assumes a growth in perpetuity of 3%. The discount rate applied to the forecasted cash flows represents weighed average cost of capital based upon current debt and equity activity of eight public companies representing a cross section of worldwide competitors of the reporting unit. For the 2004 and 2003 impairment tests we used a discount rate of 12% in our calculation of the fair value of the expected future cash flows. The results of our 2004 and 2003 tests indicated that goodwill was not impaired. The results would not have changed had we used a discount rate of 11.5% or 12.5%.

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

In 2004, based on our decision to permanently abandon certain assets and lower our outlook for the Telecommunications segment, we determined an event of impairment had occurred in our Telecommunications segment. We performed an impairment test on the segment's long-lived assets, and recorded a $24 million charge to write-down certain assets to their fair value.

In 2003, we concluded events of impairment had occurred in our semiconductor materials product line, which is part of the specialty materials segment, and performed an impairment test. The results of our test indicated that our long-lived assets held for use were not impaired.

Restructuring charges and impairments resulting from restructuring actions

During 2004 and 2003, we recorded write-downs of property, plant and equipment as a result of decisions to exit facilities, primarily in the Telecommunications segment. Assets impaired were primarily equipment, construction in progress and buildings, which were sold or abandoned. We used information available from recent auctions of telecommunications equipment to estimate salvage value when measuring impairment. The estimated salvage values were very low, primarily due to the depressed market for telecommunications related equipment. The salvage values of property impaired were also estimated to be minimal as certain facilities will be abandoned and not sold. It is possible that actual results will differ from assumptions and require adjustments to reserves.

Valuation allowances for deferred income taxes

SFAS 109 requires us to exercise judgment about our future results in assessing the realizability of our deferred tax assets. At December 31, 2004, Corning had gross deferred tax assets of approximately $2.3 billion. We determined that the likelihood of realization of certain deferred tax assets is less than 50% and recorded additional valuation allowances of $1.2 billion in 2004 to reduce our net deferred tax assets to $532 million. If we sustain an appropriate level of profitability, primarily in the U.S. and Germany, or if we are able to develop additional tax-planning strategies, or if the PCC settlement is finalized earlier than we anticipate, adjustments to these allowances will be required and may affect future net income.

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

Probability of litigation outcomes

SFAS No. 5, "Accounting for Contingencies," requires us to make judgments about future events that are inherently uncertain. In making determinations of likely outcomes of litigation matters, we consider the evaluation of outside counsel knowledgeable about each matter, as well as known outcomes in case law. See Legal Proceedings for a detailed discussion of the key litigation matters we face. The most significant matter involving judgment is the PCC asbestos liability. There are a number of factors bearing upon our potential liability, including the inherent complexity of a Chapter 11 filing, our history of success in defending ourselves against asbestos claims, our assessment of the strength of our corporate veil defenses, our continuing dialogue with our insurance carriers and the claimants' representatives, and other factors. We have reached a tentative settlement on PCC as disclosed in Legal Proceedings and Note 7 (Investments) to the Consolidated Financial Statements. The settlement is subject to a number of contingencies, including approval by the bankruptcy court and resolution of any appeals.

Pension and other postretirement employee benefits (OPEB)

Pension and OPEB costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect Corning's pension and other postretirement obligations and future expense.

The following  information  illustrates  the  sensitivity to a change in certain assumptions  for U.S.  pension  plans (as of  December  31,  2004 the  Projected
Benefit  Obligation  (PBO) for U.S.  pension  plans was $2,056  million  and the minimum pension  liability  charges to equity with respect to U.S. pension plans was $279 million net of tax):
-----------------------------------------------------------------------------------------------------------------
                                                                                              Effect on
                                                               Effect on 2005              December 31, 2004
        Change in Assumption                               Pre-Tax Pension Expense                PBO
-----------------------------------------------------------------------------------------------------------------
25 basis point decrease in discount rate                        +$4 million                 +$57 million
25 basis point increase in discount rate                        -$4 million                 -$55 million
25 basis point decrease in expected return on assets            +$4 million
25 basis point increase in expected return on assets            -$4 million
-----------------------------------------------------------------------------------------------------------------

The above sensitivities reflect impact of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

These changes in assumptions would have no effect on Corning's funding requirements. In addition, at December 31, 2004, a 25 basis point decrease in the discount rate would decrease stockholders' equity by $55 million before tax; a 25 basis point increase in the discount rate would increase stockholders' equity by $53 million. With a 25 basis point decrease in the discount rate, certain pension plans would become Accumulated Benefit Obligation (ABO) underfunded resulting in a significantly larger impact on equity compared to a 25 basis point increase in the discount rate. In addition, the impact of greater than a 25 basis point decrease in discount rate would not be proportional to the first 25 basis point decrease in the discount rate.

The following table illustrates the sensitivity to a change in the discount rate assumption related to Corning's U.S. OPEB plans:
--------------------------------------------------------------------------------
                                            Effect on 2005       Effect on
                                             Pre-Tax OPEB     December 31, 2004
        Change in Assumption                    Expense             APBO
--------------------------------------------------------------------------------

25 basis point decrease in discount rate     +$1 million       +$19 million
25 basis point increase in discount rate     -$1 million       -$19 million
--------------------------------------------------------------------------------

The above sensitivities reflect the impact of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

ENVIRONMENT

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. We have accrued approximately $14 million for the estimated liability for environmental cleanup and related litigation at December 31, 2004. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends ARB No. 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Corning is required to adopt SFAS 151 effective January 1, 2006. Corning does not expect the adoption of SFAS 151 to have a material impact on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value beginning in Corning's third quarter. Under SFAS 123R, Corning must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The standard permits three transition method adoption alternatives:

..    "Prospective adoption" would require Corning to begin expensing share-based payments after July 1, 2005. Prior interim and annual periods would not be restated.
..    "Modified  prospective  adoption"  would require Corning to begin expensing share-based payments effective January 1, 2005. Prior annual periods would not be restated.
..    "Modified  retrospective adoption" would require Corning to begin expensing share-based payments effective January 1, 2005. Prior annual periods would be restated.

We are currently evaluating the impact that SFAS 123R will have on its consolidated results of operations and financial condition, which in part will be dependent on the transition and amortization methods used to adopt the new rules in 2005. Our current estimate is that our 2005 pretax expense will be in the range of $25 million to $50 million, and that future years expense will approximate $60 million.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Corning is required to adopt SFAS 153 effective January 1, 2006. Corning does not expect the adoption of SFAS 153 will have a material impact on its consolidated results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 10-Q, Forms 8-K, and related comments by management which are not historical facts or information and contain words such as "believes," "expects," "anticipates," "estimates," "forecasts," and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

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

Equity in earnings of associated companies has historically contributed a significant amount of our income from continuing operations. Equity in earnings of associated companies, net of impairments was $443 million in 2004 and $209 million in 2003 with foreign-based affiliates comprising over 70% of this amount. Equity earnings from Samsung Corning and Samsung Corning Precision totaled $309 million for 2004 and $105 million in 2003. Exchange rate fluctuations and actions taken by management of these entities to reduce this risk can affect the earnings of these companies.

We use a sensitivity analysis to assess the market risk associated with our foreign currency exchange risk. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. At December 31, 2004, we had open forward contracts, open option contracts, foreign denominated debt with values exposed to exchange rate movements, all of which were designated as hedges at December 31, 2004. A 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $122 million. Specific to the Japanese Yen, a 10% adverse movement in quoted Yen exchange rates could result in a loss in fair value of these instruments of $45 million.

The nature of our foreign exchange rate risk exposures has not changed materially from December 31, 2003.

As we derive more than 60% of our net sales from outside the U.S., our sales and net income could be affected if the U.S. dollar significantly strengthens or weakens against foreign currencies, most notably the Japanese yen and Euro. Our outlooks included in Management's Discussion and Analysis assume no significant changes in currency exchange rates during 2005. A plus or minus 10 point movement in the U.S. dollar - Japanese yen exchange rate would result in a change to net sales of approximately $180 million and net income of approximately $150 million. A plus or minus 10 point movement in the U.S. dollar
- Euro exchange rate would result in a change to net sales of approximately $50 million but would have a negligible effect on net income.

Interest Rate Risk Management

In March and April of 2002, we entered into three interest rate swaps that are fair value hedges and economically exchanged a notional amount of $275 million of fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, we paid the counterparty a floating rate that is indexed to the six-month LIBOR rate and received the fixed rates of 8.3% to 8.875%, which are the stated interest rates on the long-term debt instruments. As a result of these transactions, Corning was exposed to the impact of interest rate changes.

In 2004 and 2003, we terminated the interest rate swap agreements described above. The termination of these swaps resulted in gains of $5 million in 2004 and $15 million in 2003 which we will amortize to earnings as a reduction of interest expense over the remaining life of the debt. The cash proceeds from the termination of the swaps totaled $8 million in 2004 and $17 million in 2003 and are included in the financing section of our consolidated statements of cash flows.

It is our policy to conservatively manage our exposure to changes in interest rates. Our policy sets a maximum cap that total variable rate debt will not exceed 35% of the total debt portfolio at anytime. At December 31, 2004, our consolidated debt portfolio contained less than 1% of variable rate instruments.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

See Item 15 (a) 1.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

None

Item 9A.  Controls and Procedures
---------------------------------

Disclosure Controls and Procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

(a)  Management's Annual Report on Internal Control Over Financial Reporting
     -----------------------------------------------------------------------

     Management  is  responsible  for  establishing  and  maintaining   adequate
     internal control over financial reporting for Corning and for our assessment of the effectiveness of internal control over financial reporting. Corning's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Corning's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Corning's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that Corning's receipts and expenditures are being made only in accordance with authorizations of Corning's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Corning's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

     Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in
     Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Corning's internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of Corning's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page 50.

(b)  Attestation Report of the Registered Public Accounting Firm
     -----------------------------------------------------------

     Refer to page 50 of Part IV, Item 15.

(c)  Changes in Internal Control Over Financial Reporting
     ----------------------------------------------------

     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 9B.  Other Information
---------------------------

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors of the Registrant
---------------------------

The section entitled "Nominees for Election as Directors" in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 28, 2005, is incorporated by reference in this Annual Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------

Corning has an Audit Committee and has identified at least one member of the Audit Committee as the Audit Committee Financial Expert. See sections entitled "Matters Relating to Directors - Board Committees" and "Corporate Governance Matters" in our definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 28, 2005, which are incorporated by reference in this Annual Report on Form 10-K.

                      Executive Officers of the Registrant


James R. Houghton   Chairman and Chief Executive Officer
Mr. Houghton joined Corning in 1962. He was elected a vice president of Corning and general manager of the Consumer Products Division in 1968, vice chairman in 1971, chairman of the executive committee and chief strategic officer in 1980 and chairman and chief executive officer in April 1983, retiring in April 1996. Mr. Houghton was the non-executive Chairman of the Board of Corning from June 2001 to April 2002. Mr. Houghton came out of retirement in April 2002 when he was elected to his current position. Mr. Houghton will retire as our chief executive officer effective April 28, 2005. He will continue as chairman of the board of Corning. Mr. Houghton is a director of Metropolitan Life Insurance Company and Exxon Mobil Corporation. He is a trustee of the Metropolitan Museum of Art, the Pierpont Morgan Library and the Corning Museum of Glass and a member of the Harvard Corporation. Mr. Houghton has been a member of Corning's Board of Directors since 1969. Age 69.

James B. Flaws   Vice Chairman and Chief Financial Officer
Mr. Flaws joined Corning in 1973 and served in a variety of controller and business management positions. Mr. Flaws was elected assistant treasurer of Corning in 1993, vice president and controller in 1997 and vice president of finance and treasurer in May 1997, senior vice president and chief financial officer in December 1997, executive vice president and chief financial officer in 1999 and to his current position in 2002. Mr. Flaws is a director of Dow Corning Corporation. Mr. Flaws has been a member of Corning's Board of Directors since 2000. Age 56.

Wendell P. Weeks   President and Chief Operating Officer
Mr. Weeks joined Corning in 1983 and has served in various accounting, business development, and business manager positions. He was named a vice president and deputy general manager of the Opto-Electronics Components Business in 1995, vice president and general manager of Telecommunications Products in 1996, senior vice president in 1997, senior vice president of Opto-Electronics in 1998, executive vice president of Optical Communications in 1999, president of Corning Optical Technologies in 2001 and to his current position in 2002. Mr. Weeks will become president and chief executive officer of Corning on April 28, 2005. Mr. Weeks is a director of Merck & Co., Inc. Mr. Weeks has been a member of Corning's Board of Directors since 2000. Age 45.

Peter F. Volanakis   President, Corning Technologies
Mr. Volanakis joined Corning in 1982 and subsequently held various marketing, development and commercial positions in several divisions. He was named managing director Corning GmbH in 1992, executive vice president of CCS Holding, Inc., formerly known as Siecor Corporation, in 1995, senior vice president of Advanced Display Products in 1997, executive vice president of Display Technologies and Life Sciences in 1999 and to his current position in 2001. Mr. Volanakis will become chief operating officer of Corning on April 28, 2005. Mr. Volanakis is a director of Dow Corning Corporation, Samsung Corning Co., Ltd., and Samsung Corning Precision Glass Co., Ltd. Mr. Volanakis has been a member of Corning's Board of Directors since 2000. Age 49.

Kirk P. Gregg   Executive Vice President and Chief Administrative Officer
Mr. Gregg joined Corning in 1993 as director of Executive Compensation. He was named vice president of Executive Resources and Employee Benefits in 1994, senior vice president, administration in December 1997 and to his current position in 2002. Prior to joining Corning, Mr. Gregg was with General Dynamics Corporation as corporate director, Key Management Programs, and was responsible for executive compensation and benefits, executive development and recruiting. Age 45.

Joseph A. Miller   Executive Vice President and Chief Technology Officer
Dr. Miller joined Corning in 2001 as senior vice president and chief technology officer. He was appointed to his current position in 2002. Prior to joining Corning, Dr. Miller was with E.I. DuPont de Nemours, Inc., where he served as chief technology officer and senior vice president for research and development since 1994. Mr. Miller is a director of Avanex Corporation, Wilson Greatbatch Technologies and Dow Corning Corporation. He began his career with DuPont in 1966. Age 63.

Katherine A. Asbeck   Senior Vice President and Controller
Ms. Asbeck joined Corning in 1991 as director of accounting. She was appointed assistant controller in 1993, designated chief accounting officer in 1994, elected vice president and controller in 1997 and to her current position in 2001. Age 48.

William D. Eggers   Senior Vice President and General Counsel
Mr. Eggers joined Corning in 1997 as vice president and deputy general counsel. He was elected senior vice president and general counsel in February 1998. Mr. Eggers was a Partner with the Rochester firm of Nixon, Hargrave, Devans & Doyle, LLP, before joining Corning. Mr. Eggers is a director of Chemung Financial Corp. Age 60.

Mark S. Rogus   Senior Vice President and Treasurer
Mr. Rogus joined Corning in 1996 as manager of corporate finance. He was appointed assistant treasurer in 1999, vice president and treasurer in 2000 and to his current position in 2004. Prior to joining Corning, Mr. Rogus held various business development positions at Wachovia Bank. Age 45.

Pamela C. Schneider   Senior Vice President and Operations Chief of Staff
Ms. Schneider joined Corning in 1986 as senior financial analyst in the Controllers Division. In 1988 she became manager of internal audit. In 1990 she was named controller and in 1991 chief financial officer of Corning Asahi Video Products Company. In January 1993, she was appointed vice president and chief financial officer and in 1995 vice president for Corning Consumer Products Company. In 1997, she was named vice president and in 1999 senior vice president, Human Resources and Diversity Officer for Corning. Ms. Schneider was appointed to her present position in April 2002. Age 50.

Larry Aiello Jr. President and Chief Executive Officer - Corning Cable Systems Mr. Aiello joined Corning in 1973 and served in several positions in manufacturing from 1975 to 1981. He was named manager-Domestic Accounting in 1981, controller-Telecommunications Products Division in 1984, director-Control and Analysis in 1987 and assistant controller and director in 1989. He was named division vice president and director-Business Development and Planning, Opto-Electronics Group in 1990, general manager-Component Products Group in 1992, vice president and controller, Corning Incorporated in 1993, senior vice president-International and president-Corning International Corporation in 1997, senior vice president and chief of staff-Corning Optical Communications in 2000 and to his current position in 2002. Age 55.

Robert B. Brown   Senior Vice President and General Manager, Environmental
Technologies
Mr. Brown joined Corning in 1972 and served in a variety of manufacturing and engineering positions. He was appointed division vice president-manufacturing and engineering, Telecommunications Products Division in 1995, vice president manufacturing and engineering, Opto-Electronics in 1999, president-Corning Lasertron in February 2000, vice president and general manager-Amplification Products in December 2000, vice president and general manager - Optical Fiber in April 2002, to senior vice president and general manager - Telecommunications in 2003 and to his current position on January 1, 2005. Age 54.

Robert L. Ecklin   Executive Vice President, Environmental Technologies and
Strategic Growth
Mr. Ecklin joined Corning in 1961 and served in a variety of U.S. and international manufacturing and engineering managerial positions. He was named vice president of Corning Engineering in 1982, president of Corning Engineering in 1983, vice president of Business Development in 1986, general manager of the Industrial Products Division in 1989 and senior vice president of the Industrial Products Division in 1990. He was appointed executive vice president of the Environmental Products Division in 1999, executive vice president, Optical Communications in 2001 and to his current position in 2002. Mr. Ecklin is a director of Pittsburgh Corning Corporation, Cormetech Incorporated and Macdermid Incorporated. Age 66.

Donald B. McNaughton   Senior Vice President - Display
Mr. McNaughton joined Corning in 1989 and served in a variety of managerial positions. He was named general manager, Display Technologies and president, Display Technologies Asia in 2000, vice president, Display in 2002 and to his current position in 2003. Age 45.

Gerald J. Fine was a senior vice president on sabbatical leave from October 1, 2003 until October 1, 2004, when he resigned from Corning.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 28, 2005, is incorporated by reference in this Annual Report on Form 10-K.

Code of Ethics
--------------

Our Board of Directors adopted the Code of Ethics for the Chief Executive Officer and Financial Executives and the Code of Conduct for Directors and Executive Officers which supplements the Code of Conduct governing all employees and directors that has been in existence for more than ten years. During 2004, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers. A copy of the Code
of       Ethics      is       available       on      our       website       at
www.corning.com/inside_corning/corporate_governance/downloads.aspx. We will also provide a copy of the Code of Ethics to shareholders upon request. We will disclose future amendments to, or waivers from, the Code of Ethics on our website within five business days following the date of such amendment or waiver.

Item 11.  Executive Compensation
--------------------------------

The sections entitled "Executive Compensation," "Option SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values" and "Pension Plan" in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 28, 2005, are incorporated by reference in this Annual Report on Form 10-K.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The sections entitled "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information," in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 28, 2005, are incorporated by reference in this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The section entitled "Other Matters - Certain Business Relationships" in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 28, 2005, is incorporated by reference in this Annual Report on Form 10-K.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

The section entitled "Independent Auditors" in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 28, 2005, is incorporated by reference in this Annual Report on Form 10-K.

Our independent auditor, PricewaterhouseCoopers LLP ("PwC"), has recently notified the Audit Committee of our Board of Directors (the "Audit Committee") that certain non-audit work it performed in China potentially violated the SEC's Independence Rules on Scope of Service.

PwC performs expatriate tax return preparation services for certain employees of Corning in China. In conjunction with these services, PwC's affiliated firm in China took custody of funds intended to satisfy the employees' tax obligations and remitted payment of those funds to the local taxing authorities on behalf of the employees. As a result, PwC had custody of funds that may have belonged to Corning, which is not permitted under SEC auditor independence rules. The payment aspect of the tax return preparation services was discontinued in October 2004. The fees paid to PwC for expatriate tax services in China were $28,550 in 2004, $47,957 in 2003 and $40,278 in 2002, of which the estimated amounts attributable to the tax payment aspect of services was no more than 5% in any one year. The amount of disbursements made by PwC-China was $1,168,000 in 2004, $765,000 in 2003 and $559,000 in 2002.

Based upon PwC's disclosure, Corning evaluated PwC's non-audit services provided to Corning during the relevant time periods and did not identify any additional non-audit services that may compromise PwC's independence for purposes herein. Corning and PwC continue to evaluate and review processes relevant to the maintenance of PwC's independence.

PwC has concluded that its objectivity and impartiality were unaffected by these services and therefore its independence has not been impaired. This conclusion is based upon the nature of services, the de minimus fees associated therewith, the fact that none of its personnel who were involved in providing these tax services performed any audit or audit-related services for Corning, and that those professionals who did conduct the audit were unaware of the payment aspect of the tax services. In January 2005, PwC issued its Independence Standards Board Standard No. 1 independence letter to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report. The Audit Committee has discussed with PwC its independence from Corning and concurred with PwC that its independence was not impaired by the provision of these services.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------
(a)  Documents filed as part of this report:                                Page
                                                                            ----

     1. Financial statements..................................................52
     2. Financial Statement Schedules:
        (i) Valuation Accounts and Reserves...................................94
        See separate index to financial statements and financial statement schedules


(b)  Exhibits filed as part of this report:

     3 (i) 1 Restated Certificate of Incorporation dated December 6, 2000, filed with the Secretary of State of the State of New York on January 22, 2001 (Incorporated by reference to Exhibit 3(i) of Corning's Annual Report on Form 10-K for the year ended December 31, 2000).

     3 (i) 2 Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on August 5, 2002 (Incorporated by reference to Exhibit 99.1 to Corning's Form 8-K filed on August 7, 2002).

     3 (ii) 1 Bylaws of Corning effective as of December 6, 2000 (Incorporated by reference to Exhibit 3(ii) of Corning's Annual Report on Form 10-K for the year ended December 31, 2000).

     3 (ii) 2 Amendment to Article III, Section 9, of Bylaws of Corning effective as of February 5, 2003 (Incorporated by reference to Exhibit 3(ii)2 of Corning's Annual Report on Form 10-K for the year ended December 31, 2003).

     4         Rights   Agreement   of   Corning   dated  as  of  June  5,  1996
               (Incorporated by reference to Exhibit 1 to Corning's Form 8-K filed on July 10, 1996).

     10.1 1994 Employee Equity Participation Program (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 16, 1994 for April 28, 1994 Annual Meeting of Shareholders).

     10.2      1998 Variable  Compensation  Plan  (Incorporated  by reference to
               Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

     10.3 1998 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

     10.4 1998 Employee Equity Participation Program (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

     10.5 2002 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 7, 2002 for April 25, 2002 Annual Meeting of Shareholders).

     10.6 2000 Employee Equity Participation Program and 2003 Amendments (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

     10.7      2003 Variable  Compensation  Plan  (Incorporated  by reference to
               Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

     10.8 2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

     10.9 Form of Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and each of the following four individuals: James B. Flaws, James R. Houghton, Peter F. Volanakis and Wendell P. Weeks (Incorporated by reference to
               Exhibit 10.1 of Corning's 10-Q filed May 4, 2004).

     10.10 Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.2 of Corning's 10-Q filed May 4, 2004).

     10.11 Change In Control Agreement dated as of February 1, 2004 between Corning Incorporated and James R. Houghton (Incorporated by reference to Exhibit 10.3 of Corning's 10-Q filed May 4, 2004).

     10.12     Form of  Amendment  dated as of  February  1,  2004 to  Change In
               Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.4 of Corning's 10-Q filed May 4, 2004).

     10.13 Form of Change In Control Amendment dated as of October 4, 2000 between Corning Incorporated and the following two individuals:
               James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.5 of Corning's 10-Q filed May 4, 2004).

     10.14 Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit
               10.6 of Corning's 10-Q filed May 4, 2004).

     10.15 Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.7 of Corning's 10-Q filed May 4, 2004).

     10.16 Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.8 of Corning's 10-Q filed May 4, 2004).

     10.17 Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.9 of Corning's 10-Q filed May 4, 2004).

     10.18 Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants (Incorporated by reference to Exhibit
               10.1 of Corning's 10-Q filed October 28, 2004).

     10.19 Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Retention Grants (Incorporated by reference to
               Exhibit 10.2 of Corning's 10-Q filed October 28, 2004).

     10.20 Form of Corning Incorporated Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of Corning's 10-Q filed October 28, 2004).

     10.21 Form of Corning Incorporated Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of Corning's 10-Q filed October 28, 2004).

     12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

     14 Corning Incorporated Code of Ethics for Chief Executive Officer and Senior Financial Officer (Incorporated by reference to Appendix H-3 of Corning's 2005 definitive Proxy Statement).

     21        Subsidiaries of the Registrant at December 31, 2004.

     23        Consent of Independent Auditors.

     24        Powers of Attorney.

     31.1 Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)  Financial Statement Schedules
     1. Quarterly Operating Results...........................................95
     2. Financial Statements of Dow Corning Corporation for the years ended
        December 31, 2004, 2003 and 2002......................................96
     3. Financial Statements of Samsung Corning Precision Glass Co., Ltd.
        for the years ended December 31, 2004, 2003 and 2002.................134

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated
       Principal Executive Officer
By        /s/ James R. Houghton          Chairman and                                                              February 22, 2005
    ----------------------------------   Chief Executive Officer
           (James R. Houghton)

       Principal Financial Officer
By        /s/ James B. Flaws             Vice Chairman and                                                         February 22, 2005
    ----------------------------------   Chief Financial Officer
           (James B. Flaws)

      Principal Accounting Officer
By       /s/ Katherine A. Asbeck
    ----------------------------------   Senior Vice President and Controller                                      February 22, 2005
          (Katherine A. Asbeck)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the date indicated.

                                                   Capacity                                                              Date

                      *
                                                   Chairman of the Board of Directors                              February 22, 2005
-----------------------------------------------
             (James R. Houghton)


                      *
                                                   Director                                                        February 22, 2005
-----------------------------------------------
             (John Seely Brown)


                      *
                                                   Director                                                        February 22, 2005
-----------------------------------------------
              (James B. Flaws)


                      *
                                                   Director                                                        February 22, 2005
-----------------------------------------------
                (Gordon Gund)


                      *
                                                   Director                                                        February 22, 2005
-----------------------------------------------
             (John M. Hennessy)


                      *
                                                   Director                                                        February 22, 2005
-----------------------------------------------
             (Jeremy R. Knowles)


                      *
                                                   Director                                                        February 22, 2005
-----------------------------------------------
             (James J. O'Connor)


                      *
                                                   Director                                                        February 22, 2005
-----------------------------------------------
             (Deborah D. Rieman)


                      *
                                                   Director                                                        February 22, 2005
-----------------------------------------------
              (H. Onno Ruding)


                      *
                                                   Director                                                        February 22, 2005
-----------------------------------------------
           (William D. Smithburg)


                      *
                                                   Director                                                        February 22, 2005
-----------------------------------------------
            (Hansel E. Tookes II)


                      *
                                                   Director                                                        February 22, 2005
-----------------------------------------------
            (Peter F. Volanakis)


                      *
                                                   Director                                                        February 22, 2005
-----------------------------------------------
             (Wendell P. Weeks)


                 /s/ William D. Eggers
*By
       ----------------------------------------
         (William D. Eggers, Attorney-in-fact)


                              Corning Incorporated
                               2004 Annual Report
         Index to Financial Statements and Financial Statement Schedules

                                                                                        Page

Report of Independent Registered Public Accounting Firm..................................50
Consolidated Statements of Operations....................................................52
Consolidated Balance Sheets..............................................................53
Consolidated Statements of Cash Flows....................................................54
Consolidated Statements of Changes in Shareholders' Equity...............................55
Notes to Consolidated Financial Statements
         1        Summary of Significant Accounting Policies.............................56
         2.       Discontinued Operation.................................................60
         3.       Restructuring, Impairment and Other Charges and (Credits)..............61
         4.       Short-Term Investments.................................................64
         5.       Inventories............................................................64
         6.       Income Taxes...........................................................64
         7.       Investments............................................................67
         8.       Property, Net of Accumulated Depreciation..............................73
         9.       Goodwill and Other Intangible Assets...................................74
         10.      Other Liabilities......................................................75
         11.      Debt...................................................................77
         12.      Employee Retirement Plans..............................................78
         13.      Commitments, Contingencies, Guarantees and Hedging Activities..........82
         14.      Shareholders' Equity...................................................84
         15.      Loss Per Common Share..................................................86
         16.      Stock Compensation Plans...............................................87
         17.      Business Combinations..................................................89
         18.      Operating Segments.....................................................90
Financial Statement Schedule
         II.      Valuation Accounts and Reserves........................................94

Quarterly Operating Results..............................................................95

Financial Statements of Dow Corning Corporation for the years ended
December 31, 2004, 2003 and 2002.........................................................96

Financial Statements of Samsung Corning Precision Glass Co., Ltd. for the
years ended December 31, 2004, 2003 and 2002............................................134

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP



To the Board of Directors and Shareholders of Corning Incorporated:

We have completed an integrated audit of Corning Incorporated's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004, and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in "Management's Annual Report on Internal Control Over Financial Reporting" appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.




/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2005

Consolidated Statements of Operations                                                  Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                         For the years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)                                                 2004            2003              2002
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                            $   3,854       $   3,090         $   3,164
Cost of sales                                                                            2,439           2,241             2,562
                                                                                     ---------------------------------------------

Gross margin                                                                             1,415             849               602

Operating expenses:
   Selling, general and administrative expenses                                            653             599               716
   Research, development and engineering expenses                                          355             344               483
   Amortization of purchased intangibles                                                    38              37                43
   Restructuring, impairment and other charges and (credits) (Note 3)                    1,789             111             2,080
   Asbestos settlement (Note 7)                                                             33             413
                                                                                     ---------------------------------------------

Operating loss                                                                          (1,453)           (655)           (2,720)

Interest income                                                                             25              32                41
Interest expense                                                                          (141)           (154)             (179)
(Loss) gain on repurchases and retirement of debt, net (Note 11)                           (36)             19               176
Other income (expense), net                                                                 25              (1)              (38)
                                                                                     ---------------------------------------------

Loss before income taxes                                                                (1,580)           (759)           (2,720)
(Provision) benefit for income taxes (Note 6)                                           (1,031)            254               726
                                                                                     ---------------------------------------------

Loss before minority interests and equity earnings                                      (2,611)           (505)           (1,994)
Minority interests                                                                         (17)             73                98
Equity in earnings of associated companies, net of impairments (Note 7)                    443             209               116
                                                                                     ---------------------------------------------

Loss from continuing operations                                                         (2,185)           (223)           (1,780)
Income from discontinued operation (Note 2)                                                 20                               478
                                                                                     ---------------------------------------------

Net loss                                                                                (2,165)           (223)           (1,302)

Dividend requirements of preferred stock                                                                                    (128)
                                                                                     ---------------------------------------------

Loss attributable to common shareholders                                             $  (2,165)      $    (223)        $  (1,430)
                                                                                     =============================================

Basic and diluted (loss) earnings per common share from (Note 15):
  Continuing operations                                                              $   (1.57)      $   (0.18)        $   (1.85)
  Discontinued operation                                                                  0.01                              0.46
                                                                                     ---------------------------------------------
Basic and diluted loss per common share                                              $   (1.56)      $   (0.18)        $   (1.39)
                                                                                     =============================================

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Balance Sheets                                                            Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In millions, except share and per share amounts)                                                2004                  2003
------------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                                                   $   1,009             $     688
  Short-term investments, at fair value                                                             872                   578
                                                                                              ----------------------------------
    Total cash, cash equivalents and short-term investments                                       1,881                 1,266
  Trade accounts receivable, net of doubtful accounts and allowances - $30 and $38                  585                   525
  Inventories (Note 5)                                                                              535                   467
  Deferred income taxes (Note 6)                                                                     92                   242
  Other current assets                                                                              188                   194
                                                                                              ----------------------------------
    Total current assets                                                                          3,281                 2,694

Investments (Note 7)                                                                              1,484                 1,045
Property, net of accumulated depreciation - $3,532 and $3,415 (Note 8)                            3,941                 3,620
Goodwill and other intangible assets, net (Note 9)                                                  398                 1,901
Deferred income taxes (Note 6)                                                                      440                 1,225
Other assets                                                                                        166                   267
                                                                                              ----------------------------------

Total Assets                                                                                  $   9,710             $  10,752
                                                                                              ==================================

Liabilities and Shareholders' Equity

Current liabilities:
  Short-term borrowings, including current portion of long-term debt (Note 11)                $     478             $     146
  Accounts payable                                                                                  682                   333
  Other accrued liabilities (Note 10)                                                             1,176                 1,074
                                                                                              ----------------------------------
    Total current liabilities                                                                     2,336                 1,553

Long-term debt (Note 11)                                                                          2,214                 2,668
Postretirement benefits other than pensions (Note 12)                                               600                   619
Other liabilities (Note 10)                                                                         715                   412
                                                                                              ----------------------------------
    Total liabilities                                                                             5,865                 5,252
                                                                                              ----------------------------------

Commitments and contingencies (Note 13)
Minority interests                                                                                   29                    36
                                                                                              ----------------------------------
Shareholders' equity (Note 14):
  Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
      Series C mandatory convertible preferred stock - Shares issued: 5.75 million;
      Shares outstanding:  637 thousand and 854 thousand                                             64                    85
  Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion
      Shares issued: 1,424 million and 1,401 million                                                712                   701
  Additional paid-in capital                                                                     10,363                10,298
  Accumulated deficit                                                                            (7,309)               (5,144)
  Treasury stock, at cost; Shares held: 16 million and 58 million                                  (162)                 (574)
  Accumulated other comprehensive income                                                            148                    98
                                                                                              ----------------------------------
    Total shareholders' equity                                                                    3,816                 5,464
                                                                                              ----------------------------------

Total Liabilities and Shareholders' Equity                                                    $   9,710             $  10,752
                                                                                              ==================================

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows                                                  Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                             For the years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                                2004         2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Loss from continuing operations                                                       $  (2,185)    $   (223)    $  (1,780)
   Adjustments to reconcile loss from continuing operations
    to net cash provided by (used in) operating activities:
     Depreciation                                                                              485          480           618
     Amortization of purchased intangibles                                                      38           37            43
     Asbestos settlement                                                                        33          413
     Restructuring, impairment and other charges and (credits)                               1,789          111         2,080
     Loss (gain) on repurchases and retirement of debt                                          36          (19)         (176)
     Undistributed earnings of associated companies                                           (303)         (97)          (33)
     Minority interests, net of dividends paid                                                  17          (77)          (98)
     Deferred taxes                                                                            947         (263)         (432)
     Interest expense on convertible debentures                                                  4           18            38
     Restructuring payments                                                                    (85)        (233)         (278)
     Income tax refund                                                                                      191
     Customer deposits                                                                         204
     Employee benefit payments in excess of expense                                            (19)        (142)          (55)
     Changes in certain working capital items:
       Trade accounts receivable                                                               (40)                       153
       Inventories                                                                             (68)         108           135
       Other current assets                                                                     (7)          49          (363)
       Accounts payable and other current liabilities, net of restructuring payments           143         (219)         (158)
     Other, net                                                                                 20           (1)          (18)
                                                                                         -------------------------------------
Net cash provided by (used in) operating activities                                          1,009          133          (324)
                                                                                         -------------------------------------

Cash Flows from Investing Activities:
   Capital expenditures                                                                       (857)        (366)         (357)
   Acquisitions of businesses, net of cash acquired                                                          (6)          (56)
   Net proceeds from sale of businesses                                                        100            9           787
   Net proceeds from sale or disposal of assets                                                 49           46            92
   Net decrease (increase) in long-term investments and other long-term assets                   5          (10)          (31)
   Short-term investments - acquisitions                                                    (1,685)      (2,122)       (2,258)
   Short-term investments - liquidations                                                     1,389        2,557         2,543
   Restricted investments - acquisitions                                                                                 (119)
   Restricted investments - liquidations                                                         7           19            88
                                                                                         -------------------------------------
Net cash (used in) provided by investing activities                                           (992)         127           689
                                                                                         -------------------------------------

Cash Flows from Financing Activities:
   Net repayments of short-term borrowings and current portion of long-term debt              (115)        (181)         (506)
   Proceeds from issuance of long-term debt, net                                               442                         11
   Retirements of long-term debt                                                              (154)      (1,189)         (309)
   Proceeds from issuance of Series C preferred stock, net                                                                557
   Proceeds from issuance of common stock, net                                                  42          657            52
   Repurchases of stock                                                                                                   (31)
   Cash dividends to preferred shareholders                                                     (7)         (19)          (88)
   Proceeds from the exercise of stock options                                                  49            9
   Other, net                                                                                    8           15
                                                                                         -------------------------------------
Net cash provided by (used in) financing activities                                            265         (708)         (314)
                                                                                         -------------------------------------
Effect of exchange rates on cash                                                                39           60            43
                                                                                         -------------------------------------
Cash provided by (used in) continuing operations                                               321         (388)           94
Cash provided by discontinued operations                                                                                   60
                                                                                         -------------------------------------
Net increase (decrease) in cash and cash equivalents                                           321         (388)          154
Cash and cash equivalents at beginning of year                                                 688        1,076           922
                                                                                         -------------------------------------

Cash and cash equivalents at end of year                                                 $   1,009     $    688     $   1,076
                                                                                         =====================================

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity                             Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------
(In millions)

                                                                                                        Accumulated
                                             Series C             Additional                               other         Total
                                             Preferred   Common     paid-in    Accumulated  Treasury   comprehensive shareholders'
                                               stock      stock     capital      deficit      stock    income (loss)    equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                              $  512    $  9,532      $(3,610)     $ (827)      $ (193)      $  5,414

Net loss                                                                         (1,302)                                 (1,302)
Foreign currency translation adjustment                                                                      208            208
Minimum pension liability adjustment                                                                        (173)          (173)
Net unrealized gain on investments                                                                             6              6
Other comprehensive loss                                                                                     (18)           (18)
                                                                                                                       ----------
Total comprehensive loss                                                                                                 (1,279)
                                                                                                                       ----------

Issuance of Series C preferred stock, net    $  575                    (18)                                                 557
Series C preferred stock conversions           (420)       107         313
Shares issued in acquisitions                               15          34                                                   49
Shares issued to benefit plans                                         (97)                     148                          51
Purchase of common stock for treasury                                                           (23)                        (23)
Dividends on preferred stock                                          (118)                                                (118)
Other, net                                                              49           (9)                                     40
                                             ------------------------------------------------------------------------------------
Balance, December 31, 2002                      155        634       9,695       (4,921)       (702)        (170)         4,691

Net loss                                                                           (223)                                   (223)
Foreign currency translation adjustment                                                                      239            239
Minimum pension liability adjustment                                                                          26             26
Net unrealized gain on investments                                                                             1              1
Other comprehensive income                                                                                     2              2
                                                                                                                       ----------
Total comprehensive income                                                                                                   45
                                                                                                                       ----------

Series C preferred stock conversions            (70)        18          52
Shares issued in equity offerings                           47         583                                                  630
Shares issued to benefit plans                                         (37)                      65                          28
Shares issued in debt retirements                                       12                       65                          77
Other, net                                                   2          (7)                      (2)                         (7)
                                             -----------------------------------------------------------------------------------
Balance, December 31, 2003                       85        701      10,298       (5,144)       (574)          98          5,464

Net loss                                                                         (2,165)                                 (2,165)
Foreign currency translation adjustment                                                                      174            174
Minimum pension liability adjustment                                                                        (126)          (126)
Net unrealized gain on investments                                                                             8              8
Other comprehensive loss                                                                                      (6)            (6)
                                                                                                                       ----------
Total comprehensive loss                                                                                                 (2,115)
                                                                                                                       ----------

Series C preferred stock conversions            (21)         5          16
Shares issued to benefit plans                                           5                       36                          41
Shares issued in debt retirements                                      (11)                     379                         368
Other, net                                                   6          55                       (3)                         58
                                             ------------------------------------------------------------------------------------
Balance, December 31, 2004                   $   64     $  712    $ 10,363      $(7,309)     $ (162)      $  148       $  3,816
                                             =====================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements                                             Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies

Organization

Corning Incorporated is a world-leading provider of high-performance glass for computer monitors and other information display applications; optical fiber and cable and hardware and equipment products for the telecommunications industry; ceramic substrates for the automotive and diesel industries; scientific laboratory products for the scientific community and specialized polymer products for biotechnology applications; advanced optical materials for the semiconductor industry and the scientific community; and other technologies. In these notes, the terms "Corning," "Company," "we," "us," or "our" mean Corning Incorporated and subsidiary companies.

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which Corning exercises control and, when applicable, entities for which Corning has a controlling financial interest. We consolidate one variable interest entity in which we are the primary beneficiary.

The equity method of accounting is used for investments in associated companies which are not controlled by Corning and in which our interest is generally between 20% and 50%. Our share of earnings or losses of associated companies, in which at least 20% of the voting securities is owned, is included in consolidated operating results.

We use the cost method to account for our investments in companies that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate.

All material intercompany accounts, transactions and profits are eliminated in consolidation.

On December 13, 2002, we completed the sale of the precision lens business to 3M Company. Our consolidated statements of operations and cash flows and related notes present the precision lens business as a discontinued operation.

Certain prior year amounts have been reclassified to conform to the current-year presentation, including the classification of auction rate securities as available-for-sale securities, which are reported as short-term investments, instead of cash equivalents. These reclassifications had no impact on our results of operations or changes in shareholders' equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Significant estimates and assumptions in these consolidated financial statements include restructuring and other charges and credits, allowances for doubtful accounts receivable, estimates of fair value associated with goodwill and long-lived asset impairment tests, estimates of the fair value of assets held for disposal, environmental and legal liabilities, income taxes and deferred tax valuation allowances, and the determination of discount and other rate assumptions for pension and other postretirement employee benefit expenses. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

Revenue Recognition

We recognize revenue when it is realized or realizable and has been earned. Net sales consist of revenue related to sales of product, which generally comprise standard products. We recognize product revenue when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, customer acceptance has occurred, and payment is reasonably assured.

At the time revenue is recognized, accruals are recorded, with the related reduction to revenue, for estimated product returns, allowances and price discounts based upon historical experience and related terms of customer arrangements. Where we have offered product warranties, we also establish liabilities for estimated warranty costs based upon historical experience and specific warranty issues. Warranty liabilities are adjusted when experience indicates an expected settlement will differ from initial estimates.

Corning periodically enters into long-term supply contracts and receives advance payments for product to be delivered in future periods. Upon receipt of the cash deposits made by customers, Corning records a customer deposit liability, which will be applied in the form of credits against future product purchases over the life of the contract. As product is shipped to a customer, Corning will recognize revenue at the selling price and issue a credit memorandum for an agreed amount of the customer deposit liability. The credit memorandum will be applied against customer receivables resulting from the sale of product, thus reducing operating cash flows over the customer contract's life.

Foreign Currency Translation and Transactions

The determination of the functional currency for Corning's foreign subsidiaries is made based on the appropriate economic and management indicators. For most foreign operations, the local currencies are generally considered to be the functional currencies. Prior to 2005, non-U.S. operations which do not use the local currency as the functional currency use the U.S. dollar. Effective January 1, 2005, our Taiwan subsidiary's functional currency will change from the new Taiwan dollar (its local currency) to the Japanese yen due to the increased significance of Japanese yen based transactions of that subsidiary.

For foreign subsidiary functional currency financial statements, balance sheet accounts are translated at current exchange rates, and statements of operations accounts are translated at average exchange rates for the year. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in shareholders' equity. The effects of remeasuring non-functional currency assets and liabilities into the functional currency are included in current earnings.

Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), we apply the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" (APB 25), to our stock options and other stock-based compensation plans. These plans are more fully described in
Note 16 (Stock Compensation Plans).

In accordance with APB 25, stock option compensation expense is recognized in earnings based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals or exceeds the fair market value of our common stock at the date of grant.

The following table illustrates the effect on loss from continuing operations and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. The estimated fair value of each Corning option is calculated using the Black-Scholes option-pricing model.

(In millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Years ended December 31,
                                                                           ---------------------------------------------
                                                                              2004             2003              2002
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations - as reported                              $  (2,185)        $   (223)        $  (1,780)
Less: Dividend requirements of preferred stock                                                                     (128)
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations attributable to common
  shareholders - as reported                                                  (2,185)            (223)           (1,908)
Add:  Stock-based employee compensation expense
  determined under APB 25, included in reported loss from
  continuing operations, net of tax                                               11                1                 1
Less:  Stock-based employee compensation expense
  determined under fair value based method, net of tax                          (168)            (162)             (278)
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations attributable to common
  shareholders - pro forma                                                 $  (2,342)        $   (384)        $  (2,185)
------------------------------------------------------------------------------------------------------------------------------------

Loss per common share from continuing operations:
    Basic and diluted - as reported                                        $   (1.57)        $  (0.18)        $   (1.85)
    Basic and diluted - pro forma                                          $   (1.69)        $  (0.30)        $   (2.12)
------------------------------------------------------------------------------------------------------------------------------------

On December 1, 2004, Corning's Compensation Committee of the Board of Directors considered and adopted a proposal that accelerated the vesting of all unvested underwater options held by active employees. Unvested underwater options were defined as options granted prior to December 1, 2004 with a grant price greater than $12.70. Approximately 7 million stock options or 5 percent of Corning's outstanding stock options were accelerated. This action was one of a series of actions taken to manage Corning's anticipated future compensation cost for all forms of equity incentives within an acceptable range once SFAS 123R is adopted. Other actions included reducing the use of stock options for all employees, increasing the use of performance shares in the executive plan, and reviewing the cost considerations of the global employee share purchase program. As a result of this action, the 2004 "stock-based employee compensation expense determined under fair value based method, net of tax" amount above includes $13 million of incremental expense relating to these accelerated options.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash. We consider securities with contractual maturities of three months or less, when purchased, to be cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Supplemental disclosure of cash flow information follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Years ended December 31,
                                                                                    -----------------------------------
                                                                                      2004         2003          2002
                                                                                      ----         ----          ----
Non-cash financing transaction:
    Retirement of short-term borrowings                                              $    26
Cash paid (received) for interest and income taxes:
    Interest expense                                                                 $   129      $   124      $   112
    Income taxes, net of refunds received                                            $    64      $  (145)     $    60
------------------------------------------------------------------------------------------------------------------------------------

Short-Term Investments

Our short-term investments consist of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities include U.S. treasury notes, state and municipal bonds, asset-backed securities, auction rate securities, corporate bonds, commercial paper and certificates of deposit. These investments are on deposit with a major financial institution. Unrealized gains and losses, net of tax, are computed on the first-in first-out basis and are reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity until realized.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Property, Net of Accumulated Depreciation

Land, buildings and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties using the straight-line method. Except as described in Note 3 (Restructuring, Impairment and Other Charges and (Credits)) related to accelerated depreciation arising from restructuring programs, the estimated useful lives range from 20 to 40 years for buildings and 3 to 20 years for the majority of our equipment.

Goodwill and Other Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually in the fourth quarter, and will be tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are either one level below the operating segment level or an aggregation of two or more reporting units within the same operating segment if such reporting units share similar economic characteristics. Goodwill relates and is assigned directly to a specific reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis. Refer to Notes 3 (Restructuring, Impairment and Other Charges and (Credits)) and 9 (Goodwill and Other Intangible Assets) for additional information.

Other intangible assets include patents, trademarks and other intangible assets acquired from an independent party. Such intangible assets have a definite life and are amortized on a straight-line basis with estimated useful lives ranging from 5 to 20 years.

Impairment of Long-Lived Assets

We review the recoverability of our long-lived assets, such as plant and equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed are written-down to the greater of their fair value or salvage value. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Treasury Stock

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders' equity in the consolidated balance sheets. From time to time, treasury shares may be reissued as contributions to our employee benefit plans and for the retirement or conversion of certain debt instruments. When shares are reissued, we use an average cost method for determining cost. The difference between the cost of the shares and the reissuance price is added or deducted from additional paid-in capital.

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

Derivative Instruments

We participate in a variety of foreign exchange forward contracts, foreign exchange option contracts, and interest rate swaps entered into in connection with the management of our exposure to fluctuations in foreign exchange and interest rates. These financial exposures are managed in accordance with corporate policies and procedures.

All derivatives are recorded at fair value on the balance sheet. Changes in the fair value of derivatives designated as cash flow hedges and hedges of net investments in foreign operations are recorded in accumulated other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item impacts earnings. Changes in the fair value of derivatives designated as fair value hedges are recorded currently in earnings offset to the extent the derivative was effective, by the change in the fair value of the hedged item. Changes in the fair value of derivatives not designated as hedging instruments are recorded currently in earnings.

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other comprehensive income (loss) as part of the foreign currency translation adjustment.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 amends ARB No. 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Corning is required to adopt SFAS 151 effective January 1, 2006. Corning does not expect the adoption of SFAS 151 to have a material impact on its consolidated results of operations and financial condition.

1.   Summary of Significant Accounting Policies (concluded)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value beginning in Corning's third quarter of 2005. Under SFAS 123R, Corning must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The standard permits three transition method adoption alternatives:

..    "Prospective adoption" would require Corning to begin expensing share-based payments after July 1, 2005. Prior interim and annual periods would not be restated.
..    "Modified  prospective  adoption"  would require Corning to begin expensing share-based payments effective January 1, 2005. Prior annual periods would not be restated.
..    "Modified  retrospective adoption" would require Corning to begin expensing share-based payments effective January 1, 2005. Prior annual periods would be restated.

We are currently evaluating the impact that SFAS 123R will have on its consolidated results of operations and financial condition, which in part will be dependent on the transition and amortization methods used to adopt the new rules in 2005. Our current estimate is that our 2005 pretax expense will be in the range of $25 million to $50 million, and that future years expense will approximate $60 million.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS 153). SFAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Corning is required to adopt SFAS 153 effective January 1, 2006. Corning does not expect the adoption of SFAS 153 will have a material impact on its consolidated results of operations and financial condition.

2.   Discontinued Operation

On December 13, 2002, we completed the sale of our precision lens business to 3M Company (3M) for cash proceeds up to $850 million, of which $50 million was deposited in an escrow account. During 2002, we received approximately $800 million in cash and recorded a gain on the sale of $415 million, net of tax, in income from discontinued operation in the consolidated statements of operations. In 2003, 3M notified Corning that 3M believed it had certain claims arising out of the representations and warranties made by Corning in connection with the sale of the precision lens business to 3M. In the third quarter of 2004, Corning and 3M reached a final settlement agreement for the funds held in escrow. Accordingly, we received $20 million in cash and recorded a gain of $20 million. This gain is included in income from discontinued operation in the consolidated statements of operations.

The precision lens business operating results and cash flows have been removed from our results of continuing operations for all periods presented and have been excluded from the operating segments data. There were no results from discontinued operations in 2003.

Summarized selected financial information for the precision lens business discontinued operation follows (in millions):
--------------------------------------------------------------------------------
                               For the year ended          For the year ended
                                December 31, 2004           December 31, 2002
--------------------------------------------------------------------------------

Net sales                                                       $     268
                                                                =========

Income before taxes                                             $     100
Gain on sale before taxes           $      20                         652
Provision for income taxes                                           (274)
                                    ---------                   ---------

Net income                          $      20                   $     478
--------------------------------------------------------------------------------

3.   Restructuring, Impairment and Other Charges and (Credits)

2004 Actions

Corning recorded net charges of $1,789 million in 2004. A summary of the significant charges and credits follows:

..    We recorded a charge of $1,420  million to impair a significant  portion of our Telecommunications segment goodwill balance. Refer to Note 9 (Goodwill and Other Intangible Assets) for additional information on this charge.
..    We  recorded  a $350  million  charge to  impair  certain  fixed  assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This charge primarily relates to our third quarter decision to permanently abandon approximately $332 million of construction in progress at our optical fiber manufacturing facility in Concord, North Carolina that had been stopped in 2002. As a result of our lowered outlook for the Telecommunications segment, we have permanently abandoned this construction in progress as we no longer believe the demand for optical fiber will warrant the investment necessary to complete this facility.
..    We  recorded  an asset  held for use  impairment  charge of $24  million to impair certain fixed assets and intangible assets other than goodwill in accordance with SFAS 144. Due to our decision to permanently abandon
     certain   fixed   assets   and  lower  our   long-term   outlook   for  the
     Telecommunications segment, we determined that an event of impairment, as defined by SFAS 144, had occurred in our Telecommunications segment which required us to test the segment's long-lived assets other than goodwill for impairment. We estimated the fair value of the long-lived assets using the discounted cash flow approach as a measure of fair value. As a result of our impairment evaluation, we recorded an impairment charge to write-down certain assets to their estimated fair values.
..    We recorded a gain of $33 million  related to proceeds in excess of assumed salvage values for assets of Corning Asahi Video Products Company (CAV) that were previously impaired but later sold to a Henan Anyang CPT Glass Bulb Group, Electronic Glass Co., Ltd. (Henan Anyang), located in China. CAV, our 51% owned affiliate that manufactured glass panels and funnels for use in conventional televisions, was shut down in 2003. This represents the substantial completion of the sale of CAV's assets.
..    We recorded $37 million of accelerated  depreciation  relating to the final
     shutdown  of  our  semiconductor   materials   manufacturing   facility  in
     Charleston,  South  Carolina,  which we announced in the fourth  quarter of
     2003.
..    We  recorded a loss of $14  million on the sale of our  frequency  controls business for net cash proceeds of $80 million. The frequency controls business, which was part of our Telecommunications segment, had annual sales of $76 million.
..    We  recorded  net credits of $25 million  related to  adjustments  to prior period restructuring, impairment, and other charges.

The  following  table  summarizes  the  charges,  credits  and  balances  of the restructuring  liabilities  as of and for the year ended  December  31, 2004 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                        Year ended December 31, 2004
                                                    -------------------------------------
                                     Reserve at                   Revisions       Net                      Reserve at
                                     January 1,                  to existing   charges/        Cash         Dec. 31,
                                        2004        Charges         plans     (reversals)    payments         2004
------------------------------------------------------------------------------------------------------------------------------------
Restructuring:
Employee related costs                 $   78                                                 $ (60)        $     18
Exit costs                                108       $     2       $    (8)      $   (6)         (25)              77
                                       -----------------------------------------------------------------------------
     Total restructuring charges       $  186       $     2       $    (8)      $   (6)       $ (85)        $     95
                                       -----------------------------------------------------------------------------

Impairment of long-lived assets:
Goodwill                                            $ 1,420                     $1,420
Assets to be disposed of by sale
  or abandonment                                        350       $   (48)         302
Asset to be held and used                                24                         24
                                                    ------------------------------------
     Total impairment charges                       $ 1,794       $   (48)      $1,746
                                                    ------------------------------------

Other:
Accelerated depreciation                            $    37                     $   37
Loss on sale of business                                 14       $    (2)          12
                                                    ------------------------------------
     Total other charges                            $    51       $    (2)      $   49
                                                    ------------------------------------

Total restructuring, impairment and
  other charges and (credits)                       $ 1,847       $   (58)      $1,789
------------------------------------------------------------------------------------------------------------------------------------

Cash payments for employee-related costs will be substantially completed by the end of 2005, while payments for exit activities will be substantially completed by the end of 2008.


The following table summarizes the net charge (reversals) for 2004 restructuring actions by operating segment (in millions):
----------------------------------------------------------------------------------------------------------------
                                                               Telecom-         Unallocated
                                                              munications        and Other           Total
----------------------------------------------------------------------------------------------------------------
Net charges (reversals) for restructuring actions               $ 1,798           $  (9)           $ 1,789
----------------------------------------------------------------------------------------------------------------

2003 Actions

Corning recorded net charges of $111 million in 2003. Major actions approved and initiated in 2003 included the following:

..    The shutdown of CAV.
..    The   exit   of   our   photonic    technologies    products   within   the
     Telecommunications segment, which included the sale of certain assets to Avanex Corporation (Avanex).
..    Credits  to prior year  restructuring  plans,  primarily  the result of our decision not to exit two cabling sites previously marked for shutdown in 2002.
..    The shutdown of two of our specialty materials manufacturing  facilities in
     North Brookfield and Charleston, South Carolina.

The  following  table  summarizes  the  charges,  credits  and  balances  of the restructuring  liabilities  as of and for the year ended  December  31, 2003 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                          Year ended December 31, 2003
                                                    -------------------------------------
                                      Reserve at                  Reversals       Net                                   Reserve at
                                      January 1,                 to existing   charges/      Non-cash         Cash       Dec. 31,
                                         2003       Charges         plans     (reversals)      uses         payments       2003
------------------------------------------------------------------------------------------------------------------------------------
Restructuring:
Employee related costs                 $  273       $    90       $   (63)      $   27        $ (27)        $  (195)    $    78
Exit costs                                132            37           (23)          14                          (38)        108
                                       ----------------------------------------------------------------------------------------
     Total restructuring charges       $  405       $   127       $   (86)      $   41        $ (27)        $  (233)    $   186
                                       ----------------------------------------------------------------------------------------

Impairment of long-lived assets:
Assets to be disposed of by sale
  or abandonment                                    $    40       $   (61)      $  (21)
Assets to be held and used                               62                         62
Cost investments                                          5            (1)           4
                                                    ------------------------------------
     Total impairment charges                       $   107       $   (62)      $   45
                                                    ------------------------------------

Other:
Accelerated depreciation                            $    12                     $   12
Loss on Avanex transaction                               13                         13
                                                    ------------------------------------
     Total other charges                            $    25                     $   25
                                                    ------------------------------------

Total restructuring, impairment and
  other charges and (credits)                       $   259       $  (148)      $  111
------------------------------------------------------------------------------------------------------------------------------------

The following table summarizes the net charge (reversals) for 2003 restructuring actions by operating segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                               Telecom-         Unallocated
                                                              munications        and Other           Total
------------------------------------------------------------------------------------------------------------------------------------
Net charges (reversals) for restructuring actions               $  (36)           $  147           $   111
------------------------------------------------------------------------------------------------------------------------------------

The  following  table  summarizes  the headcount  reduction  related to the 2003 plans:
------------------------------------------------------------------------------------------------------------------------------------
                                                              U.S. Hourly       U.S. Salaried       Non-U.S.        Total
------------------------------------------------------------------------------------------------------------------------------------
Headcount reduction                                               975               750               250           1,975
------------------------------------------------------------------------------------------------------------------------------------

As of December 31, 2004, all of the 1,975 employees from the 2003 restructuring plans had been separated.

3.   Restructuring, Impairment and Other Charges and (Credits) (concluded)

2002 Actions

Corning recorded net charges of $2,080 million in 2002. Major actions approved and initiated in 2002 included the following:

..    Permanent  closure of our optical fiber  manufacturing  facilities in Noble
     Park, Victoria, Australia, and Neustadt bei Coburg, Germany. We also mothballed our optical fiber manufacturing facility in Concord, North
     Carolina and transferred certain capabilities to our Wilmington, North Carolina facility.
..    Reductions  in capacity  and  employment  in our cabling and  hardware  and equipment locations worldwide to reduce costs.
..    Permanent   closure  of  our   photonic   technologies   thin  film  filter
     manufacturing facility in Marlborough, Massachusetts.
..    Permanent  abandonment  of  certain  construction  projects  that  had been
     stopped   in  2001  in  the   fiber   and   cable   business   within   the
     Telecommunications segment.
..    Closure   of   minor   manufacturing    facilities,    primarily   in   the
     Telecommunications segment.
..    Closure and consolidation of research facilities.
..    Elimination  of  positions  worldwide  through  voluntary  and  involuntary programs.
..    Impairment  of a  significant  portion  of our  Telecommunications  segment goodwill balance.
..    An asset held for use impairment  charge to impair certain fixed assets and intangible assets other than goodwill in the Telecommunications and conventional video segments in accordance with SFAS 144.
..    Charges for other than  temporary  declines in certain cost  investments in the Telecommunications segment.
..    Divestiture of a portion of the controls and connectors product line in the
     Telecommunications segment. We received proceeds of $30 million and realized a loss on sale of approximately $16 million ($10 million after-tax).

The  following  table  summarizes  the  charges,  credits  and  balances  of the restructuring  liabilities  as of and for the year ended  December  31, 2002 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                        Year ended December 31, 2002
                                                    -------------------------------------
                                     Reserve at                   Reversals       Net                                   Reserve at
                                     January 1,                  to existing   charges/      Non-cash         Cash       Dec. 31,
                                        2002        Charges         plans     (reversals)      uses         payments       2002
------------------------------------------------------------------------------------------------------------------------------------
Restructuring:
Employee related costs                 $  198      $    376       $    (5)      $   371       $ (40)        $  (256)    $   273
Exit costs                                 78            85            (9)           76                         (22)        132
                                       ----------------------------------------------------------------------------------------
     Total restructuring charges       $  276      $    461       $   (14)      $   447       $ (40)        $  (278)    $   405
                                       ----------------------------------------------------------------------------------------

Impairment of long-lived assets:
Goodwill                                           $    400                     $   400
Assets to be disposed of by sale
  or abandonment                                        712       $   (11)          701
Assets to be held and used                              409                         409
Cost investments                                        107                         107
                                                   -------------------------------------
     Total impairment charges                      $  1,628       $   (11)      $ 1,617
                                                   -------------------------------------

Other:
Loss on sale of business                           $     16                     $    16
                                                   ------------------------------------

Total restructuring, impairment and
  other charges and (credits)                      $  2,105       $   (25)      $ 2,080
------------------------------------------------------------------------------------------------------------------------------------

The  following   table   summarizes  the  net  charges   (reversals)   for  2002
restructuring actions by operating segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                Telecom-       Environmental       Life           Unallocated
                                               munications     Technologies      Sciences          and Other        Total
------------------------------------------------------------------------------------------------------------------------------------
Net charges for restructuring actions          $ 1,722           $     2         $     1          $    355        $ 2,080
------------------------------------------------------------------------------------------------------------------------------------

The  following  table  summarizes  the headcount  reduction  related to the 2002 plans:
------------------------------------------------------------------------------------------------------------------------------------
                                               U.S. Hourly     U.S. Salaried      Non-U.S.           Total
------------------------------------------------------------------------------------------------------------------------------------
Headcount reduction                              1,650             2,950           2,500             7,100
------------------------------------------------------------------------------------------------------------------------------------

As of December 31, 2004, all of the 7,100 employees from the 2002 restructuring plans had been separated.

4.   Short-Term Investments

The following is a summary of the fair value of available-for-sale securities (in millions):
--------------------------------------------------------------------------------
                                                          December 31,
                                                  ----------------------------
                                                    2004             2003
--------------------------------------------------------------------------------
Bonds, notes and other securities
    U.S. government and agencies                  $     85         $      88
    States and municipalities                          216               226
    Asset-backed securities                            245                93
    Commercial paper                                    20                25
    Other debt securities                              306               146
--------------------------------------------------------------------------------
      Total short-term investments                $    872         $     578
--------------------------------------------------------------------------------

Gross unrealized gains and losses were insignificant at December 31, 2004 and 2003.

The following table summarizes the contractual maturities of available-for-sale securities at December 31, 2004 (in millions):
--------------------------------------------------------------------------------
Less than one year                                $    110
Due in 1-2 years                                       118
Due in 2-5 years                                       246
Due after 5 years                                      398
--------------------------------------------------------------------------------
     Total                                        $    872
--------------------------------------------------------------------------------

Proceeds from sales and maturities of short-term investments totaled $1.4 billion, $2.6 billion and $2.5 billion in 2004, 2003 and 2002, respectively. The gross realized gains related to sales of short-term investments were insignificant in 2004 and 2003 and $10 million in 2002. The gross realized losses related to sales of short-term investments were insignificant in 2004 and 2003 and $8 million in 2002.

5.   Inventories

Inventories consist of the following (in millions):
--------------------------------------------------------------------------------
                                                          December 31,
                                                  ----------------------------
                                                    2004             2003
--------------------------------------------------------------------------------
    Finished goods                                $    136         $     141
    Work in process                                    172               113
    Raw materials and accessories                      139               138
    Supplies and packing materials                      88                75
--------------------------------------------------------------------------------
    Total inventories                             $    535         $     467
--------------------------------------------------------------------------------

6.   Income Taxes

Loss from continuing operations before income taxes follows (in millions):
---------------------------------------------------------------------------------------------------
                                                                 Years ended December 31,
                                                        -----------------------------------------
                                                             2004          2003           2002
---------------------------------------------------------------------------------------------------
U.S. companies                                          $  (1,554)      $    (927)    $  (2,045)
Non-U.S. companies                                            (26)            168          (675)
---------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes     $  (1,580)      $    (759)    $  (2,720)
---------------------------------------------------------------------------------------------------

The increase in the loss from continuing operations before income taxes in 2004 compared to 2003 is due primarily to several non-cash charges associated with goodwill and other long-lived asset impairments. Refer to Note 3 (Restructuring, Impairments and Other Charges and (Credits)) for additional information.

The current and deferred amounts of the (provision) benefit for income taxes follow (in millions):
--------------------------------------------------------------------------------
                                                   Years ended December 31,
                                              ----------------------------------
                                                 2004        2003       2002
--------------------------------------------------------------------------------
Current:
   Federal                                    $     20     $    11    $   330
   State and municipal                               7           3          7
   Foreign                                        (111)        (23)       (43)
Deferred:
   Federal                                        (547)        258        263
   State and municipal                            (220)         24         70
   Foreign                                        (180)        (19)        99
--------------------------------------------------------------------------------
(Provision) benefit for income taxes          $ (1,031)    $   254    $   726
--------------------------------------------------------------------------------

Amounts are reflected in the preceding tables based on the location of the taxing authorities.

We do not provide income taxes on the post-1992 earnings of domestic subsidiaries that we expect to recover tax-free without significant cost. Income taxes have been provided for post-1992 unremitted earnings of domestic corporate joint ventures that we do not expect to recover tax-free. Unremitted earnings of domestic subsidiaries and corporate joint ventures that arose in fiscal years beginning on or before December 31, 1992 have been indefinitely reinvested. We currently provide income taxes on the earnings of foreign subsidiaries and associated companies to the extent these earnings are currently taxable or expected to be remitted. As of December 31, 2004, taxes have not been provided on approximately $1.5 billion of accumulated foreign unremitted earnings which are expected to remain invested indefinitely.

The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Act introduced a special one-time (for 2004 or 2005) 85% dividends received deduction for certain repatriated foreign earnings. At this point in time, we do not expect our remittance plans to change as a result of this provision. Our accumulated foreign unremitted earnings are expected to remain invested indefinitely.

The Act also provided for the repeal of the extraterritorial income tax regime (through reduced benefits in 2005 and 2006, with full repeal effective for 2007) and the allowance of a deduction for qualified domestic production activities (phased in over the years 2005 to 2009 and fully effective in 2010). Neither of these changes is expected to have a significant impact on our effective tax rate or U.S. tax liabilities because of our loss position in the U.S. and the resulting recording and maintaining of valuation allowances against our U.S. deferred tax assets.

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:
--------------------------------------------------------------------------------
                                                   Years ended December 31,
                                             ---------------------------------
                                                 2004      2003        2002
--------------------------------------------------------------------------------
Statutory U.S. benefit rate                      35.0%      35.0%       35.0%
State income benefit, net of federal benefit      2.4        5.3         2.7
Nondeductible goodwill and other expenses       (27.3)      (0.6)       (1.1)
Valuation allowances                            (76.2)      (4.9)      (10.2)
Other items, net                                  0.9       (1.4)        0.3
--------------------------------------------------------------------------------
Effective (income tax) benefit rate             (65.2)%     33.4%       26.7%
--------------------------------------------------------------------------------

The component percentages above reflect the increase in loss from continuing operations before income taxes in 2004 compared to 2003 due primarily to the impairment charges. In addition, as further described below, our 2004 provision for income taxes reflects charges to increase our valuation allowance against certain U.S. and German deferred tax assets.

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follows (in millions):
--------------------------------------------------------------------------------
                                                         December 31,
                                               -------------------------------
                                                  2004                 2003
--------------------------------------------------------------------------------

Loss and tax credit carryforwards              $  1,189             $ 1,045
Capitalized research and development                207                 252
Restructuring reserves                              237                 146
Postretirement medical and life benefits            243                 244
Inventory                                            35                  55
Intangible and other assets                          98                 125
Other accrued liabilities                           156                 177
Other employee benefits                              97                  14
Other                                                86                  79
--------------------------------------------------------------------------------
Gross deferred tax assets                         2,348               2,137
Valuation allowance                              (1,685)               (469)
--------------------------------------------------------------------------------
Deferred tax assets                                 663               1,668
--------------------------------------------------------------------------------
Fixed assets                                       (131)               (201)
--------------------------------------------------------------------------------
Deferred tax liabilities                           (131)               (201)
--------------------------------------------------------------------------------
Net deferred tax assets                        $    532             $ 1,467
--------------------------------------------------------------------------------

We have performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax-planning strategies, as well as related key assumptions. SFAS 109 requires that greater weight be given to previous cumulative losses than the outlook for future profitability when determining whether deferred tax assets can be used.

Prior to our 2004 assessment of realizability, we believed that it was more likely than not that our net U.S. (federal, state and local) and foreign deferred tax assets would be realized. This assessment was based on the following:

..    Approximately  $140  million  of our net  U.S.  deferred  tax  assets  were expected to have been realized through net operating loss carryback claims to be filed over the next three to five years, which would have generated cash refunds during such period.
..    We expected the  remaining  net U.S. and foreign  deferred tax assets to be realized from future earnings.
..    In the event future earnings were insufficient,  approximately $500 million of our net U.S. deferred tax assets were expected to have been realized through a tax-planning strategy involving the sale of a non-strategic appreciated asset.

The 2004 assessment produced the following conclusions:

..    Due to delays in finalizing the Pittsburgh Corning Corporation  settlement, we no longer believe that it is more likely than not that we will realize a portion of our net U.S. deferred tax assets through net operating loss carryback claims.
..    We have incurred  significant  losses in the U.S. and Germany due primarily
     to  the   Telecommunications   restructuring  and  impairment  charges  and
     operating losses over the last four years. Although Corning's business environment has improved, a growing portion of our sales and earnings are outside of the U.S., particularly in Asia. The U.S. portion of our operations operated at a loss in 2004. This portion not only includes most of our Telecommunications segment, but also a significant portion of our global research, development and engineering and corporate infrastructure spending. As we have taken additional significant impairment charges and lowered the outlook for our largest U.S. based business during 2004, we believe that a valuation allowance against these tax assets is required until realization is more assured. The valuation allowance is primarily attributable to the uncertainty regarding the realization of specific U.S. and foreign deductible temporary differences, U.S. net operating losses and tax credit carryforwards that expire through 2024, and foreign net operating losses, primarily in Germany, which allows for an indefinite carryforward period. Refer to Notes 3 (Restructuring, Impairment and Other Charges and (Credits)) and 9 (Goodwill and Other Intangible Assets) for additional information.

Based on our 2004 assessment of realizability, we increased our valuation allowance by $1.2 billion in 2004 to reduce our net deferred tax assets to approximately $532 million, which are primarily U.S. net deferred tax assets. This amount is comprised of $937 million recorded in the third quarter to establish a valuation allowance against deferred tax assets recorded prior to July 1, 2004 and $279 million recorded in the third and fourth quarters, the majority of which relates to deferred tax assets recorded in connection with third quarter fixed asset impairment charges. Refer to Note 3 (Restructuring, Impairment and Other Charges and (Credits)) for additional information on these charges. We continue to believe that it is more likely than not that we could realize these net U.S. deferred tax assets through a tax-planning strategy involving the sale of a non-strategic appreciated asset.

6.   Income Taxes (concluded)

We expect to maintain a valuation allowance on future tax benefits until an appropriate level of profitability, primarily in the U.S. and Germany, is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that a larger portion of our deferred tax assets would be realizable, or if the Pittsburgh Corning Corporation settlement is finalized earlier than we anticipate. Until then, our tax provision will include only the net tax expense attributable to certain foreign operations.

Corning expects to take a worthless stock deduction in its 2004 U.S. Federal consolidated tax return for the loss on its investment in the photonic technologies business associated with the Pirelli acquisition. This acquisition was completed in December 2000 and was substantially impaired in the second quarter of 2001. The tax benefit of the deduction, before consideration of any valuation allowance, is approximately $1.54 billion. We have not recorded a deferred tax asset for this item as the ultimate realization of such deduction is uncertain, and consistent with the requirements of SFAS No. 5, "Accounting for Contingencies," recognition of an asset prior to the time management determines the realization of the asset to be probable is prohibited.

In 2001, tax legislation was enacted in the U.S. that temporarily extended the net operating loss carryback period from two to five years. Due to this legislative change, we were able to carryback the 2002 U.S. federal net operating loss and claim a refund that would not have otherwise been available. Corning received a $191 million refund in the first quarter of 2003.

7.   Investments

Investments comprise the following (in millions):
----------------------------------------------------------------------------------------------------------------------------
                                                                                            December 31,
                                                                 Ownership           -------------------------------
                                                                 Interest              2004                 2003
                                                                 --------              ----                 ----
Associated companies at equity
     Samsung Corning Precision Glass Co., Ltd.                      50%              $    572             $    299
     Samsung Corning Co., Ltd.                                      50%                   365                  320
     Dow Corning Corporation                                        50%                   324                  185
     All other                                                  25%-51% (1)               162                  174
                                                                                     --------             --------
                                                                                        1,423                  978
Other investments (2)                                                                      61                   67
                                                                                     --------             --------
Total                                                                                $  1,484             $  1,045
----------------------------------------------------------------------------------------------------------------------------

(1) Amounts reflect Corning's direct ownership interests in the respective associated companies. Corning does not control any of such entities.
(2) Amounts reflect $53 million and $14 million at December 31, 2004 and 2003, respectively, of available-for-sale securities stated at market value.

Associated Companies at Equity

The financial position and results of operations of these investments follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 -------------------------------------------------
                                                                    2004               2003               2002
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                   $  6,146            $  4,971            $ 4,456
     Gross profit                                                $  2,341            $  1,649            $ 1,375
     Net income                                                  $  1,036            $    505            $   376
     Corning's equity in earnings of
       affiliated companies (1)(2)(3)                            $    443            $    209            $   116

------------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31,
                                                                 ------------------------------
                                                                    2004               2003
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet:
     Current assets                                              $  2,779            $  3,591
     Noncurrent assets                                           $  5,426            $  4,998
     Short-term borrowings, including current portion
       of long-term debt                                         $     75            $    142
     Other current liabilities                                   $  1,442            $  1,695
     Long-term debt                                              $    252            $    219
     Other long-term liabilities                                 $  2,777            $    285
     Liabilities subject to compromise (1)                                           $  3,615
     Minority interest                                           $    245            $    207

------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2004               2003                2002
------------------------------------------------------------------------------------------------------------------------------------
Dividends received from affiliated companies                     $    140            $    112            $    83

Royalty income from affiliated companies                         $     47            $     25            $    21

------------------------------------------------------------------------------------------------------------------------------------

(1) Corning recognized equity earnings in Dow Corning Corporation in 2004 and 2003. See Dow Corning Corporation discussion below.
(2) Equity in earnings shown above and in the consolidated statements of operations are net of amounts recorded for income tax.
(3)  Amounts include the following restructuring and impairment charges:
     . $35 million, $7 million and $34 million of charges to impair equity method investments in the Telecommunications segment to their estimated fair value in 2004, 2003 and 2002, respectively.
     . In 2004, Dow Corning Corporation recorded charges related to restructuring actions and adjustments to interest liabilities recorded on its emergence from bankruptcy. Our equity earnings included $21 million related to these charges.
     . In 2003, Samsung Corning Co., Ltd. recorded asset impairment charges. Our equity earnings included $66 million related to these charges.
     . In 2002, Samsung Corning Micro-Optics Company Ltd. recorded restructuring and impairment charges. Our equity earnings included $20 million related to these charges.

At December 31, 2004, approximately $1.2 billion of equity in undistributed earnings of equity companies was included in our accumulated deficit.

We have contractual agreements with several of our equity investees which include sales, purchasing, licensing and technology agreements. Except for Samsung Corning Precision Glass Co., Ltd., as noted below, transactions with and balances due to and from these related companies are not material to the consolidated financial statements taken as a whole.

A discussion and summarized results of Corning's significant investees at December 31, 2004 follows:


Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)
---------------------------------------------------------------------
Samsung Corning Precision is a South Korea-based manufacturer of liquid crystal display glass for flat panel displays. Samsung Corning Precision's financial position and results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 -------------------------------------------------
                                                                    2004               2003                2002
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                   $  1,097            $    590            $   335
     Gross profit                                                $    820            $    424            $   217
     Net income                                                  $    561            $    295            $   162
     Corning's equity in earnings of Samsung Corning Precision   $    277            $    144            $    80

Related Party Transactions:
     Corning sales to Samsung Corning Precision (1)              $     96            $     68            $    39
     Corning purchases from Samsung Corning Precision            $     76            $     26            $    10

------------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31,
                                                                 -----------------------------
                                                                    2004              2003
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet:
     Current assets                                              $    200            $    162
     Noncurrent assets                                           $  1,506            $    720
     Short-term borrowings, including current portion
       of long-term debt                                         $     54            $     38
     Other current liabilities                                   $    368            $    204
     Long-term debt                                              $     97            $     24
     Other long-term liabilities                                 $     45            $     17

------------------------------------------------------------------------------------------------------------------------------------
                                                                        For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2004              2003                 2002
------------------------------------------------------------------------------------------------------------------------------------
Dividends received from Samsung Corning Precision                $     71            $     33            $    23

Royalty income from Samsung Corning Precision                    $     42            $     22            $    12

------------------------------------------------------------------------------------------------------------------------------------

(1) For 2004, includes $6 million for inventory and $90 million for machinery and equipment.

Balances due to and from Samsung Corning Precision were immaterial at December 31, 2004 and 2003.


Samsung Corning Co., Ltd. (Samsung Corning)
-------------------------------------------
Samsung Corning is a South Korea-based  manufacturer of glass panels and funnels for cathode ray tube (CRT)  television and display  monitors.  In 2003,  Samsung
Corning recorded a significant asset impairment charge, our portion of which was
$66 million  after tax. It is possible  that future  equity  results may include operating losses or significant  restructuring or fixed asset impairment charges recorded by Samsung Corning. Samsung Corning's financial position and results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 -------------------------------------------------
                                                                    2004               2003                2002
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                   $  1,019            $    895            $   854
     Gross profit                                                $    245            $    199            $   225
     Net income (loss)                                           $     94            $    (74)           $    99
     Corning's equity in earnings (losses) of Samsung Corning    $     32            $    (39)           $    44

------------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31,
                                                                 -----------------------------
                                                                    2004              2003
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet:
     Current assets                                              $    425            $    467
     Noncurrent assets                                           $    652            $    572
     Short-term borrowings, including current portion
       of long-term debt                                                             $     72
     Other current liabilities                                   $    163            $    116
     Long-term debt                                              $     47            $     87
     Other long-term liabilities                                 $     56            $     68
     Minority interest                                           $     73            $     55

------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2004               2003                2002
------------------------------------------------------------------------------------------------------------------------------------
Dividends received from Samsung Corning                          $     18            $     29            $    17

------------------------------------------------------------------------------------------------------------------------------------

Dow Corning Corporation (Dow Corning)
-------------------------------------
Dow Corning is a U.S. based manufacturer of silicone products. In 1995, Corning fully impaired its investment of Dow Corning upon its entry into bankruptcy proceedings and did not recognize net equity earnings from the second quarter of 1995 through the end of 2002. Corning began recognizing equity earnings in the first quarter of 2003 when management concluded that its emergence from bankruptcy protection was probable. Dow Corning emerged from bankruptcy in 2004. See discussion below for additional information for a history of this matter. With the exception of the possibility of future bankruptcy related charges, Corning considers the difference between the carrying value of its investment in Dow Corning and its 50% share of Dow Corning's equity to be permanent. This difference is $249 million.

Corning received no dividends from Dow Corning in 2004 or 2003.

Dow Corning's financial position and results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 ------------------------------------------------
                                                                    2004               2003                2002
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                   $  3,373            $  2,873            $ 2,610
     Gross profit                                                $  1,036            $    820            $   727
     Net income                                                  $    238            $    177            $    59
     Corning's equity in earnings of Dow Corning                 $    116            $     82

------------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31,
                                                                 -----------------------------
                                                                    2004              2003
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet:
     Current assets                                              $  1,828            $  2,619
     Noncurrent assets                                           $  2,988            $  3,420
     Short-term borrowings, including current portion
       of long-term debt                                         $     14            $     17
     Other current liabilities                                   $    764            $  1,178
     Long-term debt                                              $     60            $     52
     Other long-term liabilities                                 $  2,660            $    182
     Liabilities subject to compromise (1)                                           $  3,615
     Minority interest                                           $    172            $    152

------------------------------------------------------------------------------------------------------------------------------------

(1) Dow Corning's 2003 financial statements were prepared in conformity with the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the filing date (May 15, 1995) and identification of all transactions and events that are directly associated with the reorganization.

Corning and The Dow Chemical Company (Dow Chemical) each own 50% of the common stock of Dow Corning, which was in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code between May 1995 and May 2004. Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousand breast-implant product lawsuits each of which typically sought damages in excess of $1 million. On November 8, 1998, Dow Corning and the Tort Claimants Committee jointly filed a revised Plan of Reorganization (Joint Plan) which provided for the settlement or other resolution of implant claims. After review and approvals by the Bankruptcy Court and the U.S. District Court of the Eastern District of Michigan, and an appeal, the District Court on April 2, 2004 entered an order establishing June 1, 2004 as the effective date of the Joint Plan.

Under the terms of the Joint Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Of the approximately $3.2 billion of required funding, Dow Corning has paid approximately $1.6 billion (inclusive of insurance) and expects to pay up to an additional $1.6 billion ($710 million after-tax) over 16 years. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. As required by the Joint Plan, Dow Corning has fully satisfied (or reserved for) the claims of its commercial creditors in accordance with a March 31, 2004 ruling of the District Court determining the amount of pendency interest allowed on the $810 million in principal owing on such claims. In the second quarter of 2004, Dow Corning recorded a $47 million adjustment to its interest liabilities relating to this matter, of which Corning recognized $14 million in its second quarter equity in earnings of associated companies, net of impairments. Certain commercial creditors have appealed that ruling to the U.S. Court of Appeals of the Sixth Circuit seeking from Dow Corning an additional sum of approximately $80 million for interest at default rates and enforcement costs. Corning believes the risk of loss to Dow Corning (net of sums reserved) is remote.

In addition, Dow Corning has received a statutory notice of deficiency from the United States Internal Revenue Service asserting tax deficiencies totaling approximately $65 million relating to its federal income tax returns for the 1995 and 1996 calendar years. This matter is pending before the U.S. District Court in Michigan. Dow Corning has also received a proposed adjustment from the IRS (approximately $117 million) with respect to its federal income tax returns for the 1997, 1998 and 1999 calendar years. Dow Corning is vigorously contesting these deficiencies and proposed adjustments which it believes are excessive.

The Joint Plan includes releases for Corning and Dow Chemical as shareholders in exchange for contributions to the Joint Plan. Although claims against the shareholders were included in several thousand state and federal lawsuits filed pre-bankruptcy, alleging injuries arising from Dow Corning's implant products, Corning was awarded summary judgment in federal court and in several state jurisdictions. The remaining claims against Corning will be channeled by the Joint Plan into facilities established by the Joint Plan. Management believes that the likelihood of a materially adverse impact to Corning's financial statements arising from these remaining shareholder claims is remote.

Pittsburgh Corning Corporation (PCC)
------------------------------------
Corning and PPG Industries, Inc. (PPG) each own 50% of the common stock of PCC. Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and had insufficient remaining insurance and assets to deal with its alleged current and future liabilities. More than 100,000 additional claims have been filed with PCC after its bankruptcy filing. As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in 2001 to fully impair its investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC's asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC's asbestos products. Corning is also currently named in approximately 11,300 other cases (approximately 42,800 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

7.   Investments (concluded)

On March 28, 2003, Corning announced that it had also reached agreement with representatives of current and future asbestos claimants on a settlement arrangement that will be incorporated into the PCC Plan. This settlement is subject to a number of contingencies, including approval by the bankruptcy court. Corning's settlement will require the contribution, when the Plan becomes effective, of its equity interest in PCC, its one-half equity interest in Pittsburgh Corning Europe N.V. (PCE), and 25 million shares of Corning common stock. The common stock will be marked-to-market each quarter until it is contributed to the settlement trust. Corning also will be making cash payments of $144 million (net present value as of December 31, 2004) in six installments beginning one year after the Plan is effective. In addition, Corning will assign policy rights or proceeds under primary insurance from 1962 through 1984, as well as rights to proceeds under certain excess insurance, most of which falls within the period from 1962 through 1973. In return for these contributions, Corning expects to receive a release and an injunction channeling asbestos claims against it into a settlement trust under the PCC Plan.

The following summarizes the charges we have recorded for the asbestos settlement (in millions):
--------------------------------------------------------------------------------
                                               For the years ended December 31,
                                               --------------------------------
                                                    2004               2003
--------------------------------------------------------------------------------

Initial settlement charge                                             $   298
Mark-to-market common stock                       $    33                 115
                                                  -------             -------
Asbestos settlement                               $    33             $   413
--------------------------------------------------------------------------------

Two of Corning's primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the Plan were held in the Bankruptcy Court in May 2004. The parties filed post-hearing briefs and made final oral arguments to the Bankruptcy Court in November 2004. The Bankruptcy Court has allowed an additional round of briefing to address current case law developments, with briefs due on February 28, 2005 and March 10, 2005, leading to a hearing on March 16, 2005. The timing and outcome are uncertain. If the Bankruptcy Court does not confirm the PCC Plan in its current form, changes to the settlement agreement are reasonably possible. Further judicial review is also reasonably possible. Although the confirmation of the PCC Plan is subject to a number of contingencies, apart from the quarterly adjustment in the value of 25 million shares of Corning common stock, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

8.   Property, Net of Accumulated Depreciation

Property, net follows (in millions):
--------------------------------------------------------------------------------
                                                       December 31,
                                           ------------------------------------
                                               2004                      2003
--------------------------------------------------------------------------------
Land                                       $     76                  $     80
Buildings                                     1,943                     1,874
Equipment                                     4,569                     4,357
Construction in progress                        885                       724
--------------------------------------------------------------------------------
                                              7,473                     7,035
Accumulated depreciation                     (3,532)                   (3,415)
--------------------------------------------------------------------------------
Total                                      $  3,941                  $  3,620
--------------------------------------------------------------------------------

Approximately $22 million, $9 million and $13 million of interest costs were capitalized as part of property, net in 2004, 2003 and 2002, respectively.

9.   Goodwill and Other Intangible Assets

Goodwill

The change in the carrying  amount of goodwill for the year ended December 31 by segment follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                        Telecommunications            Display Technologies          Other (1)            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2003                     $1,556                       $      9               $    150            $  1,715
Divestitures                                      (21)                                                                      (21)
Foreign currency translation & other               41                                                                        41
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                   $1,576                       $      9               $    150            $  1,735
------------------------------------------------------------------------------------------------------------------------------------

Impairment                                     (1,420)                                                                   (1,420)
Divestitures                                      (30)                                                                      (30)
Foreign currency translation & other               (3)                                                                       (3)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                   $  123                       $      9               $    150            $    282
------------------------------------------------------------------------------------------------------------------------------------

(1)  This balance relates to our Specialty Materials operating segment.

2004 Assessment
---------------
Our annual goodwill recoverability assessment is completed in the fourth quarter, as it is traditionally based on our annual strategic planning process that runs from June to October. This process includes reviewing expectations for the long-term growth of our businesses and forecasting future cash flows. In the third quarter, we identified certain factors during this annual strategic planning process that caused us to lower our estimates and projections for the long-term revenue growth of the Telecommunications segment, which indicated that it was more likely than not that the fair value of the Telecommunications segment reporting unit was less than its carrying value. As such, we performed an interim impairment test of the Telecommunications segment goodwill in the third quarter of 2004, the results of which were reviewed with Corning's board of directors on October 6, 2004.

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

We estimated the fair value of the Telecommunications segment using a discounted cash flow model based on our current estimates for the long-term growth of the Telecommunications segment, and concluded that the fair value of the Telecommunications segment was below its carrying amount. Accordingly, we recorded an impairment charge of $1,420 million to reduce the carrying value of goodwill to its implied fair value. The goodwill impairment charge has been included in restructuring, impairment and other charges and (credits) on the consolidated statements of operations. We updated our Telecommunications segment goodwill test in the fourth quarter. The result of the test concluded that the fair value of the reporting unit exceeded its book value.

We performed a goodwill impairment test for our Specialty Materials reporting unit in the fourth quarter. The result of this impairment test indicated that the fair value of our reporting unit exceeded its book value.

9.   Goodwill and Other Intangible Assets (concluded)

As discussed in Note 3 (Restructuring, Impairment and Other Charges and (Credits)), in the third quarter of 2004, we completed the sale of our frequency controls business, which was part of the Telecommunications segment. As required by SFAS No. 142, "Goodwill and Other Intangible Assets," we allocated a portion of the Telecommunications segment goodwill balance to the carrying amount of the frequency controls business in determining the loss on disposal. The amount of goodwill to be included in that carrying amount was based on the relative fair value of the business to be disposed and the portion of the Telecommunications segment to be retained. The amount of goodwill allocated to the carrying value of frequency controls business was $30 million.

2003 Assessment
---------------
We performed goodwill impairment tests for our Telecommunications and Specialty Materials segment reporting units in the fourth quarter of 2003. The results of our impairment tests indicated that the fair value of each reporting unit exceeded its book value.

In the third quarter we completed the sale of certain photonic technologies assets, which was part of the Telecommunications segment. We allocated a portion of the Telecommunications segment goodwill balance to the carrying amount of the photonic technologies assets in determining the loss on disposal. The amount of goodwill allocated to the photonic technologies assets was $21 million.

Other Intangible Assets

The carrying amount of other intangible assets follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31,
                                                 -------------------------------------------------------------------------------
                                                               2004                                        2003
                                                 -------------------------------------------------------------------------------
                                                            Accumulated                                Accumulated
                                                 Gross      Amortization    Net               Gross    Amortization       Net
------------------------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Patents and trademarks                      $  148       $    79      $    69           $  145       $   57       $    88
     Non-competition agreements                     118           116            2              113           89            24
     Other                                            4             1            3                4            1             3
                                                 -------------------------------------------------------------------------------
         Total amortized intangible assets          270           196           74              262          147           115
                                                 -------------------------------------------------------------------------------

Unamortized intangible assets:
     Intangible pension assets                       42                         42               51                         51
                                                 -------------------------------------------------------------------------------
Total                                            $  312       $   196      $   116           $  313       $  147       $   166
------------------------------------------------------------------------------------------------------------------------------------

Amortized intangible assets are primarily related to the Telecommunications segment.

Amortization expense related to these intangible assets is expected to be approximately $17 million in 2005, $13 million in 2006, $12 million in 2007, $11 million in 2008, and insignificant thereafter.

10.  Other Liabilities

Other accrued liabilities follow (in millions):
--------------------------------------------------------------------------------
                                                       December 31,
                                           -------------------------------------
                                             2004                      2003
--------------------------------------------------------------------------------
Current liabilities:
   Wages and employee benefits             $    291                 $    238
   Asbestos settlement                          315                      282
   Income taxes                                 153                       88
   Other current liabilities                    417                      466
--------------------------------------------------------------------------------
Other accrued liabilities                  $  1,176                 $  1,074
--------------------------------------------------------------------------------

Non-current liabilities:
   Asbestos settlement                     $    144                 $    136
   Customer deposits                            197
   Other non-current liabilities                374                      276
--------------------------------------------------------------------------------
Other liabilities                          $    715                 $    412
--------------------------------------------------------------------------------

10.  Other Accrued Liabilities (concluded)

Asbestos Settlement

The current liability represents the cost of our investment in PCE and the fair value of the 25 million shares of Corning common stock as of December 31, 2004, which will be contributed to the Plan when it becomes effective. As the timing of this obligation's settlement is controlled by a third party (not Corning), this portion of the PCC liability is considered a "due on demand" obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made in 2006 or later. The non-current liability represents the net present value of cash payments as of December 31, 2004, which will be contributed to the Plan in six installments beginning one year after the Plan is effective. Refer to Note 7 (Investments) for additional information on the asbestos settlement.

Customer Deposits

During 2004, in response to the rapid growth of the liquid crystal display (LCD) market, Corning held discussions with several of its customers to discuss how to meet this demand. Corning and these customers have typically entered into multi-year supply agreements for the purchase and sale of glass substrates. These agreements provide for Corning to supply a percentage of the customers' requirements and include mechanisms for forecasting and ordering. As part of its discussions, Corning has sought improved payment terms, including deposits against orders, to provide a greater degree of assurance that we are effectively building capacity to meet the needs of a rapidly growing industry.

In 2004, Corning and a Taiwanese customer entered into a long-term purchase and supply agreement (as amended) in which the Display Technologies segment will supply LCD glass to the customer over a five-year period. As part of the agreement, the customer will make advance cash deposits of $460 million to Corning through 2006 for a portion of the contracted glass to be purchased. Corning received a total of $204 million of deposits against orders in 2004 and expects to receive an additional $171 million in 2005.

In the event the customer does not make all customer deposit installment payments or elects not to purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreement, Corning may retain certain amounts of the customer deposit. Likewise, if Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreement, Corning may be required to return certain amounts of the customer deposit.

11.  Debt

(In millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31,
                                                                                     ------------------------------------
                                                                                       2004                       2003
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings, including current portion of long-term debt
    Short-term borrowings                                                                                      $     26
    Current portion of long-term debt                                                $    478                       120
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                                          $    478                  $    146
------------------------------------------------------------------------------------------------------------------------------------

Long-term debt
    Euro notes, 5.625%, due 2005                                                     $    189                  $    173
    Debentures, 7%, due 2007, net of unamortized discount of
      $15 million in 2004 and $20 million in 2003                                          85                        80
    Convertible notes, 4.875%, due 2008                                                    96                        96
    Convertible debentures, 3.50%, due 2008                                               297                       665
    Notes, 6.3%, due 2009                                                                 150                       150
    Euro notes, 6.25%, due 2010                                                           408                       374
    Debentures, 6.75%, due 2013                                                           100                       100
    Debentures, 5.90%, due 2014                                                           200
    Zero coupon convertible debentures, 2%, due 2015, redeemable
      and callable in 2005                                                                272                       385
    Debentures, 6.20%, due 2016                                                           200
    Debentures, 8.875%, due 2016                                                           81                        82
    Debentures, 8.875%, due 2021                                                           82                        83
    Debentures, 7.625%, due 2024                                                            1                       100
    Medium-term notes, average rate 8.1%, due through 2025                                175                       178
    Debentures, 6.85%, due 2029                                                           150                       150
    Other, average rate 3.4%, due through 2015                                            206                       172
------------------------------------------------------------------------------------------------------------------------------------
    Total long-term debt                                                                2,692                     2,788
    Less current portion of long-term debt                                                478                       120
------------------------------------------------------------------------------------------------------------------------------------
    Long-term debt                                                                   $  2,214                  $  2,668
------------------------------------------------------------------------------------------------------------------------------------

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $2.8 billion at December 31, 2004.

The following table shows debt maturities by year at December 31, 2004 (in millions):
--------------------------------------------------------------------------------

2005        2006           2007          2008           2009         Thereafter
--------------------------------------------------------------------------------

$478         $16           $104          $411           $166           $1,517
--------------------------------------------------------------------------------

We have convertible debt of $297 million due November 1, 2008 that is convertible into approximately 31 million shares of common stock at an effective conversion price of $9.675 per share. The debentures are available for conversion  into  103.3592  shares  of  Corning  common  stock  for each  $1,000 debenture. The debentures are issued at par and pay interest of 3.5% semi-annually on May 1 and November 1 of each year. Effective November 8, 2004, we may call the debentures at any time, at specified redemption prices. The holder can convert the debenture into Corning common stock at any time prior to maturity or redemption.

We have $272 million of zero coupon convertible debentures outstanding. The initial price of the debentures was $741.92 with a 2% annual yield. Interest is compounded semi-annually with a 25% conversion factor. The debentures mature on November 8, 2015, and are convertible into approximately 3 million shares of Corning common stock at the rate of 8.3304 shares per $1,000 debenture. We may call the debentures at any time on or after November 8, 2005. The debentures may be put to us for $819.54 on November 8, 2005 and $905.29 on November 8, 2010. We have the option of settling this obligation in cash, common stock, or a combination of both. The holder can convert the debenture into Corning common stock at any time prior to maturity or redemption. The zero coupon convertible debentures are presented in the above table as due in 2005 which is the earliest possible redemption date.

We also have $96 million of convertible subordinated notes bearing interest at 4.875%, due in 2008. The notes are convertible into 6 million shares of Corning common stock at a conversion price of approximately $16 per share.

11.  Long-Term Debt and Loans Payable (concluded)

We have full access to a $2.0 billion revolving line of credit with a syndicate of banks. The line of credit expires in August 2005. There were no borrowings under the agreement at December 31, 2004. The revolving credit agreement provides for borrowing of U.S. dollars and Euro currency at various rates and supports our commercial paper program when available. The facility includes a covenant requiring us to maintain a total debt to total capital ratio, as defined, not greater than 60%. At December 31, 2004, this ratio was 41%.

Debt Retirements

During  the  years  ended  December  31,  2004,  2003 and  2002,  we  retired  a significant portion of our outstanding debentures as part of a debt reduction program. The debt was retired through a combination of cash repurchases and exchanges for Corning common stock. The following table summarizes the activities related to our debt retirements (in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                            Book Value of         Cash            Shares
                                                         Debentures Retired       Paid            Issued          Gain (Loss)
------------------------------------------------------------------------------------------------------------------------------------
2004 activity:
   Convertible debentures, 3.5%, due 2008                    $    368         $     37              38            $   (36)
   Zero coupon convertible debentures, 2%, due 2015               119              117
------------------------------------------------------------------------------------------------------------------------------------
Total 2004 activity                                          $    487         $    154              38            $   (36)
------------------------------------------------------------------------------------------------------------------------------------

2003 activity:
   Zero coupon convertible debentures, 2%, due 2015          $  1,239         $  1,121               6            $    20
   Euro notes, 5.625%, due 2005                                    67               68                                 (1)
------------------------------------------------------------------------------------------------------------------------------------
Total 2003 activity                                          $  1,306         $  1,189               6            $    19
------------------------------------------------------------------------------------------------------------------------------------

2002 activity:
   Zero coupon convertible debentures, 2%, due 2015          $    493         $    308                            $   175
   Euro notes, 5.625%, due 2005                                     1                1                                  1
------------------------------------------------------------------------------------------------------------------------------------
Total 2002 activity                                          $    494         $    309                            $   176
------------------------------------------------------------------------------------------------------------------------------------

In addition to the above repurchases, during 2004 we repaid approximately $99 million of our 7.625% debentures as a result of certain bond holders exercising their early repayment option. The remaining balance of the bonds that were not repaid will mature in 2024.

Issuance of Long-Term Debt

In the first quarter of 2004, we issued $400 million of debentures, of which $200 million aggregate principal amount of 5.90% notes mature on March 15, 2014 and $200 million aggregate principal amount of 6.20% notes mature on March 15, 2016. These debentures were issued under our existing $5 billion universal shelf registration statement, which became effective in March 2001. We realized net proceeds of approximately $396 million from the issuance of these debentures, which was used to fund debt repurchases, capital expenditures and cost of operations. At December 31, 2004, our remaining capacity under the shelf registration is approximately $2.5 billion.

In 2004, Corning entered into a 10-year loan agreement with a Japanese bank to fund certain capital expansion activities in Japan. An initial loan of approximately $46 million, bearing interest at 2.6%, was received in 2004. A final loan of approximately $48 million, bearing interest at 2.1%, was received in January 2005. The loans will amortize equally from July 2006 through maturity.

12.  Employee Retirement Plans

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements determined jointly by us and our consulting actuaries to achieve the company's long-term funding targets. In 2004, we made a voluntary incremental contribution of $52 million to our domestic and international pension plans.

We use a December 31 measurement date for our domestic defined benefit plans. The measurement dates for our foreign defined benefit pension plans are September 30 and December 31.

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

Obligations and Funded Status
-----------------------------
The change in benefit  obligation  and funded status of our employee  retirement plans follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Pension Benefits              Postretirement Benefits
                                                              -------------------------        --------------------------
December 31,                                                    2004             2003           2004             2003
------------------------------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation
Benefit obligation at beginning of year                       $  2,095        $  1,890         $  829          $   718
Service cost                                                        42              33              8                9
Interest cost                                                      132             126             46               48
Plan participants' contributions                                     2               2              4                4
Amendments                                                                          (1)                            (17)
Curtailment gain                                                    (4)             (9)                            (12)
Special termination benefits                                         1              15                              10
Actuarial losses (gains)                                           228             168            (49)             124
Benefits paid                                                     (155)           (158)           (71)             (55)
Foreign currency translation                                        24              29
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                2,365           2,095            767              829
------------------------------------------------------------------------------------------------------------------------------------

Change in Plan Assets
Fair value of plan assets at beginning of year                   1,839           1,517
Actual gain on plan assets                                         225             292
Employer contributions                                              52             170
Plan participants' contributions                                     2               2
Benefits paid                                                     (155)           (158)
Foreign currency translation                                        15              16
------------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                         1,978           1,839
------------------------------------------------------------------------------------------------------------------------------------

Unfunded status                                                   (387)           (256)          (767)            (829)
Unrecognized transition asset                                       (1)             (1)
Unrecognized prior service cost (credit)                            44              53            (72)             (78)
Unrecognized actuarial loss                                        537             409            176              235
------------------------------------------------------------------------------------------------------------------------------------
Recognized asset (liability)                                  $    193        $    205         $ (663)         $  (672)
------------------------------------------------------------------------------------------------------------------------------------

Amounts recognized in the consolidated balance sheets
 consist of:
   Prepaid benefit cost                                       $    287        $    338
   Accrued benefit liability                                       (94)           (133)        $ (663)         $  (672)
   Additional minimum liability                                   (417)           (310)
   Intangible asset                                                 42              51
   Accumulated other comprehensive loss                            375             259
------------------------------------------------------------------------------------------------------------------------------------
Recognized asset (liability)                                  $    193        $    205         $ (663)         $  (672)
------------------------------------------------------------------------------------------------------------------------------------

The accumulated benefit obligation for defined benefit pension plans was $2.3 billion and $2.0 billion at December 31, 2004 and 2003, respectively.

The following information is for pension plans where the projected benefit obligation as of December 31, 2004 and 2003 exceeded the fair value of plan assets as follows (in millions):
--------------------------------------------------------------------------------
                                                       December 31,
                                                 ----------------------
                                                   2004         2003
--------------------------------------------------------------------------------

Projected benefit obligation                     $ 2,365       $ 2,060
Fair value of plan assets                          1,978         1,794
--------------------------------------------------------------------------------

The following information is for pension plans where the accumulated benefit obligation as of December 31, 2004 and 2003 exceeded the fair value of plan assets as follows (in millions):
--------------------------------------------------------------------------------
                                                       December 31,
                                                 ----------------------
                                                   2004         2003
--------------------------------------------------------------------------------

Accumulated benefit obligation                   $ 2,076       $ 1,808
Fair value of plan assets                          1,798         1,641
--------------------------------------------------------------------------------

The components of net periodic benefit expense for our employee retirement plans follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits                     Postretirement Benefits
                                                  ---------------------------------      ---------------------------------
Years ended December 31,                           2004         2003        2002           2004         2003         2002
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                      $   42       $    33     $    37       $     8       $    9       $  11
Interest cost                                        132           126         125            46           48          52
Expected return on plan assets                      (147)         (146)       (159)
Amortization of net loss                              21             9           2             7            5           2
Amortization of prior service cost (credit)            9             9          11            (6)          (6)         (1)
------------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit expense                          57            31          16            55           56          64
------------------------------------------------------------------------------------------------------------------------------------

Discontinued operation                                                           9                                     (7)
Curtailment loss (gain)                               (1)            9          10                         (5)         (2)
Special termination benefits                           1            15          21                         10          11
------------------------------------------------------------------------------------------------------------------------------------

Total expense                                     $   57       $    55     $    56       $    55       $   61       $  66
------------------------------------------------------------------------------------------------------------------------------------

Additional information on our pension plan follows (in millions):
--------------------------------------------------------------------------------
                                                    Pension Benefits
                                                 -----------------------
                                                   2004         2003
                                                   ----         ----
(Decrease) increase in minimum liability
  included in other comprehensive income
  (loss), after tax                               $126 (1)     $(26) (2)
--------------------------------------------------------------------------------

(1) Includes $12 million after-tax increase in minimum liability included in other comprehensive income related to an investment accounted for under the equity method.
(2) Includes $12 million after-tax decrease in minimum liability included in other comprehensive income related to an investment accounted for under the equity method.

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year.

The  weighted-average  assumptions  used to  determine  benefit  obligations  at
December 31 follow:
------------------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits                                Postretirement Benefits
                                     -------------------------------------------------------------   -------------------------------
                                               Domestic                       International                      Domestic
                                     ----------------------------     ----------------------------   ------------------------------
                                      2004       2003       2002       2004       2003       2002       2004       2003       2002
------------------------------------------------------------------------------------------------------------------------------------
Discount rate                         5.75%      6.25%      6.75%      5.21%      5.29%      5.74%      5.75%      6.25%      6.75%
Rate of compensation increase         4.50%      4.50%      4.50%      3.58%      3.34%      3.78%      4.50%      4.50%      4.50%
------------------------------------------------------------------------------------------------------------------------------------


The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 follow:
------------------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits                                Postretirement Benefits
                                     -------------------------------------------------------------   -------------------------------
                                               Domestic                       International                      Domestic
                                     ----------------------------     ----------------------------   ------------------------------
                                      2004       2003       2002       2004       2003       2002       2004       2003       2002
------------------------------------------------------------------------------------------------------------------------------------
Discount rate                         6.25%      6.75%      7.25%      5.33%      5.79%      6.07%      6.25%      6.75%      7.25%
Expected return on plan assets        8.50%      8.50%      9.00%      7.41%      7.95%      8.63%
Rate of compensation increase         4.50%      4.50%      4.50%      3.42%      3.89%      4.10%      4.50%      4.50%      4.50%
------------------------------------------------------------------------------------------------------------------------------------

The expected rate of return on assets was based on the current interest rate environment and historical market premiums of equity and other asset classes relative to fixed income rates.

-------------------------------------------------------------------------------
Assumed Health Care Trend Rates at December 31               2004         2003
-------------------------------------------------------------------------------
Health care cost trend rate assumed for next year              9%          10%
Rate that the cost trend rate gradually declines to            5%           5%
Year that the rate reaches the ultimate trend rate           2009         2009
-------------------------------------------------------------------------------

Assumed  health care cost trend rates have a  significant  effect on the amounts reported  for the health care plans.  A  one-percentage-point  change in assumed health care cost trend rates would have the following effects (in millions):
----------------------------------------------------------------------------------------------------------------
                                                        One-Percentage-Point           One-Percentage-Point
                                                              Increase                       Decrease
----------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost                  $     4.8                      $   (3.8)
Effect on postretirement benefit obligation                   $    54.2                      $  (44.3)
----------------------------------------------------------------------------------------------------------------

Medicare Prescription Drug, Improvement and Modernization Act of 2003
---------------------------------------------------------------------
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was passed which expands Medicare to include an outpatient prescription drug benefit beginning in 2006. In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP No. 106-1), which provides guidance on how companies should account for the impact of the Act on its postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are "actuarially equivalent" to the Medicare benefit. Corning has determined that its postretirement health care plans' prescription drug benefits are actuarially equivalent to Medicare Part D benefits to be provided under the Act. Effective in the third quarter of 2004, Corning prospectively adopted the accounting guidance of FSP No. 106-2, which reduced our postretirement health care and life insurance plans' accumulated postretirement benefit obligation by $73 million and the related annual expense by $10 million. For 2004, our postretirement benefit expense decreased $5 million reflecting the adoption of this accounting guidance.

Plan Assets
-----------
The weighted-average asset allocation for domestic and international pension plans at December 31, 2004 and December 31, 2003 by asset category follows:
--------------------------------------------------------------------------------
                                                         Plan Assets
                                                       At December 31,
                                                  -------------------------
                                                   2004              2003
--------------------------------------------------------------------------------

Equity Securities                                    50%               50%
Fixed Income Securities                              35%               36%
Real Estate                                           7%                7%
Other                                                 8%                7%
                                                  ------           -------
    Total                                           100%              100%
--------------------------------------------------------------------------------

The total fair value of domestic plan assets at December 31, 2004 is $1,791 million and the expected long-term rate of return on these assets is 8.5%.

12.  Employee Retirement Plans (concluded)

We have an investment policy for domestic and international pension plans with a primary objective to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations. For domestic plans, the investment strategy is to invest in a diversified portfolio of assets which are expected to satisfy the above objective and produce both absolute and risk adjusted returns competitive with a benchmark that for domestic plans is 60% Russell 3000 Index, 20% Lehman Long Government/Credit Index and 20% Lehman Long Credit Index. For international plans, the investment strategy is to invest in a composite of 50% equities and 50% fixed income indexes. The strategy includes the following target asset allocation:

--------------------------------------------------------------------------------
                                                Domestic         International
--------------------------------------------------------------------------------
Equity Securities                                 50%                48%
Fixed Income Securities                           32%                50%
Real Estate                                        8%
Other                                             10%                 2%
--------------------------------------------------------------------------------
    Total                                        100%               100%
--------------------------------------------------------------------------------

A tactical allocation mandate, which is part of the overall investment strategy, allows the actual allocation in equity securities to be reduced by maximum of 10% relative to the total based on market valuations.

Equity securities include Corning common stock in the amount of $7 million (0.4% of total plan assets) and $6 million (0.3% of total plan assets) at December 31, 2004 and 2003, respectively.

Cash Flow Data
--------------
We anticipate making voluntary contributions of at least $100 million in cash or common stock to our domestic and international pension plans in 2005.

The following  reflects the gross benefit payments which are expected to be paid for the domestic and international plans and the gross amount of annual Medicare
Part D federal subsidy expected to be received (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                              Expected Benefit Payments
                                    -------------------------------------------------         Expected Federal Subsidy Payments
                                    Pension Benefits          Postretirement Benefits             Post Retirement Benefits
------------------------------------------------------------------------------------------------------------------------------------
2005                                       $ 152                      $  71
2006                                       $ 149                      $  74                                   $  7
2007                                       $ 150                      $  77                                   $  7
2008                                       $ 150                      $  79                                   $  7
2009                                       $ 154                      $  81                                   $  8
Years 2010-2014                            $ 785                      $ 416                                   $ 43
------------------------------------------------------------------------------------------------------------------------------------

Other Benefit Plans

We offer defined contribution plans covering employees meeting certain eligibility requirements. On January 1, 2003, we reduced our matching contributions to the domestic Corning Incorporated Investment Plan by 2.5% of pay for all salaried employees. This reduction was temporary, and we increased our contributions to prior levels on January 1, 2004. Total consolidated defined contribution plan expense was $28 million, $24 million and $44 million for the years ended December 31, 2004, 2003 and 2002, respectively.

13.  Commitments, Contingencies, Guarantees and Hedging Activities

Commitments, Contingencies and Guarantees

FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), requires a company, at the time a guarantee is issued, to recognize a liability for the fair value or market value of the obligation it assumes. In the normal course of our business, we do not routinely provide significant third-party guarantees. Generally, third-party guarantees provided by Corning are limited to certain financial guarantees, including stand-by letters of credit and performance bonds, and the incurrence of contingent liabilities in the form of purchase price adjustments related to attainment of milestones. These guarantees have various terms, and none of these guarantees are individually significant.

Minimum rental commitments under leases outstanding at December 31, 2004 follow (in millions):
--------------------------------------------------------------------------------

2005      2006        2007         2008        2009         2010 and thereafter
--------------------------------------------------------------------------------

 $40      $32         $37          $39         $17               $58
--------------------------------------------------------------------------------

Total rental expense was $54 million for 2004, $66 million for 2003 and $85 million for 2002.

The ability of certain subsidiaries and associated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements. At December 31, 2004, the amount of equity subject to such restrictions for consolidated subsidiaries totaled $217 million. While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs. In addition, we have provided other financial guarantees and contingent liabilities in the form of stand-by letters of credit and performance bonds. We have agreed to provide a credit facility related to Dow Corning as discussed in Note 7 (Investments). The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan. The purchase obligations primarily represent raw materials take or pay contracts in our Telecommunications segment. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

The amounts of our obligations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Amount of commitment and contingency expiration per period
                                                                   ----------------------------------------------------------
                                                                    Less than    1 to 2     2 to 3     3 to 4     5 years and
                                                          Total      1 year       years      years      years     thereafter
------------------------------------------------------------------------------------------------------------------------------------
Performance bonds and guarantees                        $  104        $ 26        $  2       $  1       $  1         $  74
Credit facilities for equity companies                     167                                            17           150
Stand-by letters of credit                                  18           8                                              10
Loan guarantees                                             12           1                                              11
Purchase obligations                                        67          49          16                                   2
------------------------------------------------------------------------------------------------------------------------------------
Total other commercial commitments
  and contingencies                                     $  368        $ 84        $ 18       $  1       $ 18         $ 247
------------------------------------------------------------------------------------------------------------------------------------

Corning is a defendant in various lawsuits, including environmental, product-related suits, the Dow Corning and PCC matters discussed in Note 7 (Investments), and is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Corning's consolidated financial position, liquidity or results of operations.

Hedging Activities

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

We engage in foreign currency hedging activities to reduce the risk that changes in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers. The hedge contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with gains and losses of the hedge contracts. Because the impact of movements in foreign exchange rates on the value of hedge contracts offsets the related impact on the underlying items being hedged, these financial instruments help alleviate the risk that might otherwise result from currency exchange rate fluctuations.

13.  Commitments, Contingencies, Guarantees and Hedging Activities (concluded)

The following table summarizes the notional amounts and respective fair values of Corning's derivative financial instruments, which mature at varying dates, at December 31, 2004 (in millions):
--------------------------------------------------------------------------------
                                        Notional Amount             Fair Value
--------------------------------------------------------------------------------
Foreign exchange forward contracts         $ 304                      $  (3)
Foreign exchange option contracts          $ 660                      $ (18)
--------------------------------------------------------------------------------

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

In March and April of 2002, we entered into three interest rate swaps that are fair value hedges and economically exchanged a notional amount of $275 million of fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, we paid the counterparty a floating rate that is indexed to the six-month LIBOR rate and received the fixed rates of 8.3% to 8.875%, which are the stated interest rates on the long-term debt instruments. As a result of these transactions, Corning was exposed to the impact of interest rate changes.

In 2004 and 2003, we terminated the interest rate swap agreements described above. The termination of these swaps resulted in gains of $5 million in 2004 and $15 million in 2003 which we will amortize to earnings as a reduction of interest expense over the remaining life of the debt. The cash proceeds from the termination of the swaps totaled $8 million in 2004 and $17 million in 2003 and are included in the financing section of our consolidated statements of cash flows.

It is our policy to conservatively manage our exposure to changes in interest rates. Our policy sets a maximum cap that total variable rate debt will not exceed 35% of the total debt portfolio at anytime. At December 31, 2004, our consolidated debt portfolio contained less than 1% of variable rate instruments.

14.  Shareholders' Equity

The  following  table  presents  changes  in capital  stock for the period  from
January 1, 2002 to December 31, 2004 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                     Series C Preferred Stock               Common Stock                   Treasury Stock
------------------------------------------------------------------------------------------------------------------------------------
                                      Shares        Par Value          Shares       Par Value          Shares          Cost
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                                              1,023      $     512               (79)     $    (827)
   Shares issued in acquisitions                                           31             15
   Issuance of preferred stock             6        $    575
   Conversion of preferred stock          (4)           (420)             213            107
   Shares issued to benefit plans                                                                           14            148
   Purchase of common stock
     for treasury                                                                                           (5)           (23)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002               2        $    155            1,267      $     634               (70)     $    (702)
------------------------------------------------------------------------------------------------------------------------------------

   Shares issued in equity offerings                                       95             47
   Conversion of preferred stock          (1)            (70)              35             18
   Shares issued to benefit plans                                                                            6             65
   Shares issued in debt retirement                                                                          6             65
   Other                                                                    4              2                               (2)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003               1        $     85            1,401      $     701               (58)     $    (574)
------------------------------------------------------------------------------------------------------------------------------------

   Conversion of preferred stock                         (21)              11              5
   Shares issued to benefit plans                                                                            4             36
   Shares issued in debt retirement                                                                         38            379
   Other                                                                   12              6                               (3)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004               1        $     64            1,424      $     712               (16)     $    (162)
------------------------------------------------------------------------------------------------------------------------------------

Preferred Stock

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

The Series C mandatory convertible preferred stock has an annual dividend rate of 7%, payable quarterly in cash. The dividends are also payable immediately upon conversion to Corning common stock. At the time we issued the Series C mandatory convertible preferred stock, a one-time dividend was declared for all dividends that will be payable from issuance through the mandatory conversion date. We secured the payment of the dividends through the issuance of a promissory note and used a portion of the proceeds from the sale of the Series C preferred stock to purchase U.S. treasury securities that were pledged as collateral to secure the payments on the promissory note. The Series C mandatory convertible preferred stock will automatically convert on the mandatory conversion date of August 16, 2005, into between 50.813 and 62.5 shares of Corning common stock, depending on the then current market price. At any time prior to the mandatory conversion date, holders may elect to convert in whole or part of their shares of Series C preferred stock into 50.813 shares of common stock plus an amount of cash equal to the market value at that time of the pro rata share of the collateral portfolio that secures the promissory note.

The Series C mandatory convertible preferred stock has a liquidation preference of $100 per share, plus accrued and unpaid dividends.

14.  Shareholders' Equity (concluded)

Accumulated Other Comprehensive Income (Loss)

Components  of  accumulated  other   comprehensive   income  (loss)  follow  (in
millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Net
                                                                                            Net      unrealized
                                                            Foreign       Minimum       unrealized      gains       Accumulated
                                                           currency       pension         gains      (losses) on      other
                                                          translation    liability      (losses) on   cash flow    comprehensive
                                                          adjustment    adjustment      investments    hedges     (loss) income
--------------------------------------------------------------------------------------------------------------------------------
January 1, 2002                                            $ (199)                     $    (4)        $   10         $  (193)
    Foreign currency translation adjustment (net of
      tax of $28 million)                                     208                                                         208
    Minimum pension liability adjustment (net of
      tax of $107 million)                                               $   (173)                                       (173)
    Net unrealized gain on investments (net of tax
      of $2 million)                                                                         6                              6
    Unrealized derivative loss on cash flow hedges
      (net of tax of $17 million)                                                                         (27)            (27)
    Reclassification adjustments on cash flow hedges
      (net of tax of $6 million)                                                                            9               9
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                    9            (173)           2             (8)           (170)
------------------------------------------------------------------------------------------------------------------------------------
    Foreign currency translation adjustment (net of
      tax of $38 million)                                     239                                                         239
    Minimum pension liability adjustment (net of
      tax of $(18) million) (1)                                                26                                          26
    Net unrealized gain on investments
      (net of tax of $3 million)                                                             1                              1
    Unrealized derivative loss on cash flow hedges
      (net of tax of $4 million)                                                                          (30)            (30)
    Reclassification adjustments on cash flow hedges
      (net of tax of $4 million)                                                                           32              32
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                               $  248        $   (147)     $     3         $   (6)        $    98
------------------------------------------------------------------------------------------------------------------------------------
    Foreign currency translation adjustment (2)               174                                                         174
    Minimum pension liability adjustment (1)(2)                              (126)                                       (126)
    Net unrealized gain on investments (2)                                                   8                              8
    Unrealized derivative loss on cash flow hedges (2)                                                    (19)            (19)
    Reclassification adjustments on cash flow hedges (2)                                                   13              13
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                               $  422        $   (273)     $    11         $  (12)        $   148
------------------------------------------------------------------------------------------------------------------------------------

(1)  Includes adjustments from Dow Corning.
(2) Zero tax effect for 2004. Refer to Note 6 (Income Taxes) for an explanation of Corning's tax paying position.

15. Loss Per Common Share

Basic loss per common share is computed by dividing loss attributable to common shareholders, adjusted for the Series C mandatory convertible preferred stock dividend, by the weighted-average number of common shares outstanding for the period. Diluted loss per common share assumes the issuance of common shares for all potentially dilutive securities outstanding. Since we reported a loss from continuing operations in 2004, 2003 and 2002, the diluted loss per common share is the same as the basic loss per common share, as any potentially dilutive securities would reduce the loss per common share from continuing operations.

15.  Loss Per Common Share (concluded)

The  reconciliation  of the amounts  used to compute  basic and diluted loss per common share from continuing  operations follows (in millions,  except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                  For the years ended December 31,
                                 --------------------------------------------------------------------------------------------------
                                               2004                             2003                               2002
                                 ------------------------------    ------------------------------      ----------------------------
                                            Weighted-     Per                 Weighted-     Per                  Weighted-     Per
                                             Average     Share                 Average     Share                  Average     Share
                                    Loss     Shares     Amount       Loss      Shares     Amount         Loss     Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
Loss from
  continuing operations           $(2,185)                        $   (223)                             $(1,780)
Less:  Preferred stock
  dividend requirements                                                                                     128
------------------------------------------------------------------------------------------------------------------------------------
Loss income from continuing
  operations attributable to
  common shareholders              (2,185)                            (223)                              (1,908)
------------------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss
  Per Common Share                $(2,185)   1,386    $ (1.57)    $   (223)     1,274     $(0.18)       $(1,908)    1,030     $(1.85
------------------------------------------------------------------------------------------------------------------------------------

The following  potential  common shares were  excluded from the  calculation  of diluted loss per common share due to their anti-dilutive  effect or, in the case of stock  options,  because  their  exercise  price was greater than the average market price for the periods presented (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                     For the years ended December 31,
                                                              --------------------------------------------
                                                                 2004              2003              2002
------------------------------------------------------------------------------------------------------------------------------------
Potential common shares excluded from the
  calculation of diluted loss per share:
     Stock options                                                   34               19                 1
     7% mandatory convertible preferred stock                        36               65                31
     3.5% convertible debentures                                     41               69                69
     4.875% convertible notes                                         6                6                 6
     Zero coupon convertible debentures                               3               10                21
                                                              --------------------------------------------
     Total                                                          120              169               128
                                                              ============================================

Stock options excluded from the calculation of diluted
  loss per share because the exercise price was greater
  than the average market price of the common shares                 59               76                84
------------------------------------------------------------------------------------------------------------------------------------

16.  Stock Compensation Plans

At December 31, 2004, our stock compensation programs are in accordance with the 2000 Employee Equity Participation Program and 2000 Equity Plan for Non-Employee Directors Program. For calendar years beginning January 1, 2001, 3.5% of our common stock outstanding at the beginning of the year and any ungranted shares from prior years will be available for grant in the current year. At December 31, 2004, 114 million shares are available under these programs for 2005. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following year.

Stock Option Plans

Our stock option plans provide non-qualified and incentive stock options to purchase authorized but unissued or treasury shares at the market price on the grant date and generally become exercisable in installments from one to five years from the grant date. The maximum term of non-qualified and incentive stock options is 10 years from the grant date.


Changes in the status of outstanding options follow:
---------------------------------------------------------------------------------------------------------------
                                                                 Number                    Weighted-
                                                                of Shares                   Average
                                                             (in thousands)             Exercise Price
---------------------------------------------------------------------------------------------------------------
Options outstanding January 1, 2002                               72,391                  $  34.21
Options granted under plans                                       26,852                  $   4.55
Options exercised                                                    (56)                 $   1.86
Options terminated                                                (1,860)                 $  23.20
---------------------------------------------------------------------------------------------------------------
Options outstanding December 31, 2002                             97,327                  $  26.47
---------------------------------------------------------------------------------------------------------------

Options granted under plans                                       40,953                  $   5.85
Options exercised                                                 (1,547)                 $   6.75
Options terminated                                                (1,381)                 $  16.26
---------------------------------------------------------------------------------------------------------------
Options outstanding December 31, 2003                            135,352                  $  20.58
---------------------------------------------------------------------------------------------------------------

Options granted under plans                                       13,625                  $  11.98
Options exercised                                                 (8,401)                 $   6.15
Options terminated                                                (1,553)                 $  27.49
---------------------------------------------------------------------------------------------------------------
Options outstanding December 31, 2004                            139,023                  $  20.43
Options exercisable at December 31, 2004                         108,126                  $  24.22
---------------------------------------------------------------------------------------------------------------

Options exercisable at December 31, 2003                          72,867                  $  27.47
Options exercisable at December 31, 2002                          42,428                  $  28.96
---------------------------------------------------------------------------------------------------------------

The weighted-average fair value of options granted was $4.99 in 2004, $3.82 in 2003 and $3.64 in 2002.

The following table summarizes information about our stock option plans at
December 31, 2004:
---------------------------------------------------------------------------------------------------------------------------------
                                         Options Outstanding                                   Options Exercisable
---------------------------------------------------------------------------------------------------------------------------------
                          Number          Weighted-Average                                Number
                      Outstanding at          Remaining           Weighted-           Exercisable at           Weighted-
    Range of         December 31, 2004    Contractual Life         Average           December 31, 2004          Average
 Exercise Prices      (in thousands)          in Years         Exercise Price         (in thousands)        Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
$   1.54 to 3.80          14,352                7.9               $  3.17                  3,546               $  2.25
$   4.06 to 6.93          20,621                8.0               $  4.76                 13,763               $  4.86
$   7.08 to 9.95          34,858                6.7               $  8.43                 33,685               $  8.46
$ 10.05 to 15.87          26,337                7.9               $ 13.03                 14,277               $ 14.00
$ 16.08 to 29.58          12,940                6.2               $ 19.83                 12,940               $ 19.83
$ 30.01 to 59.50          12,743                5.7               $ 47.07                 12,743               $ 47.07
$ 60.24 to 74.09          16,524                5.6               $ 69.16                 16,524               $ 69.16
$76.03 to 111.00             648                5.7               $ 92.14                    648               $ 92.14
---------------------------------------------------------------------------------------------------------------------------------
                         139,023                7.0               $ 20.43                108,126               $ 24.22
---------------------------------------------------------------------------------------------------------------------------------

Incentive Stock Plans

The Corning Incentive Stock Plan permits stock grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration.

In 2004, 2003 and 2002, grants of 3,051,000 shares,  1,842,000 shares and 88,500 shares, respectively, were made under this plan. The weighted-average price of the grants was $12.57 in 2004, $10.61 in 2003 and $7.15 in 2002, respectively. A total of 5.1 million shares issued remained subject to forfeiture at December 31, 2004.

We apply APB 25 accounting for our stock-based compensation plans. Compensation expense is recorded for awards of shares or share rights over the period earned. Compensation expense of $5 million, $1 million and $1 million, net of tax, was recorded in 2004, 2003 and 2002, respectively.

16.  Stock Compensation Plans (concluded)

SFAS 123 requires that reload options be treated as separate grants from the related original option grants. Under our reload program, upon exercise of an option, employees may tender unrestricted shares owned at the time of exercise to pay the exercise price and related tax withholding, and receive a reload option covering the same number of shares tendered for such purposes at the market price on the date of exercise. The reload options vest in one year and are only granted in certain circumstances according to the original terms of the option being exercised. The existence of the reload feature results in a greater number of options being measured.

For purposes of SFAS 123 disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following are weighted-average assumptions used for grants under our stock plans in 2004, 2003 and 2002, respectively:
--------------------------------------------------------------------------------
                                       2004             2003              2002
--------------------------------------------------------------------------------

Expected life in years                   4                 5                5
Risk free interest rate                3.4%              2.9%             4.0%
Expected volatility                     50%               79%              80%
--------------------------------------------------------------------------------

During 2004, Corning updated its analysis of the historical stock exercise behavior of its employees, among other relevant factors, and determined that the best estimate of the stock options' expected term granted in 2004 was 4 years, compared to our previous expected term estimate of 5 years. Additionally, Corning used a 10-year mean reversion analysis, as allowed by SFAS 123, to determine the volatility assumption also used to estimate the fair value of options granted in 2004. Prior to 2004, Corning used historical trailing volatility for a period equal to the expected term of our stock options. Corning believes a mean reversion analysis provides a better estimate of future volatility expectations.

Worldwide Employee Share Purchase Plan

In addition to the Stock Option Plan and Incentive Stock Plans, we have a Worldwide Employee Share Purchase Plan (WESPP). Under the WESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of the beginning-of-quarter or end-of-quarter market price.

17.  Business Combinations

We had no acquisitions in 2004 or 2003. The following table presents information related to our acquisitions for the year ended December 31, 2002 (in millions):
--------------------------------------------------------------------------------------------------------------------
                                                                Initial                            Goodwill &
         Acquisition                               Date          Price           Form              Intangibles
--------------------------------------------------------------------------------------------------------------------
Lucent Technologies Joint Ventures (1)             9/02        $    198        Cash/Stock          $    110
--------------------------------------------------------------------------------------------------------------------

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

The transaction listed on the previous table was accounted for under the purchase method of accounting. We are responsible for estimating the fair value of the assets and liabilities acquired. We have made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisitions. From time to time we use our common stock as consideration for business combinations. The value of the common stock is based upon the average closing price of Corning common stock for a range of days surrounding the agreement or announcement and adjusted for a discount commensurate with restrictions on the shares, if applicable.

18.  Operating Segments

Corning conducts its worldwide operations through operating segments, which are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our Chief Operating Decision Making group (CODM) is comprised of the chairman and chief executive officer, vice chairman and chief financial officer, president and chief operating officer, president-Corning Technologies, executive vice president-chief administrative officer, executive vice president-chief technology officer, and senior vice president and operations chief of staff.

Our reportable operating segments follow:

..    Display  Technologies - manufactures  liquid crystal display glass for flat panel displays;
..    Telecommunications  - manufactures optical fiber and cable and hardware and equipment components for the telecommunications industry;
..    Environmental  Technologies - manufactures  ceramic  substrates and filters for automobile and diesel applications; and
..    Life Sciences - manufactures  glass and plastic  consumables for scientific applications.

The Environmental Technologies reportable segment is an aggregation of our Automotive and Diesel operating segments, as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods.

All other operating segments that do not meet the quantitative threshold for separate reporting (e.g., Specialty Materials, Ophthalmic and Conventional Video Components), certain corporate investments (e.g. Dow Corning and Steuben), discontinued operations, and unallocated expenses (including other corporate items) have been grouped as "Unallocated and Other." Unallocated expenses include: gains or losses on repurchases and retirement of debt; charges related to the asbestos litigation; restructuring and impairment charges related to the corporate research and development or staff organizations; and charges for increases in our tax valuation allowance. Unallocated and Other also represents the reconciliation between the totals for the reportable segments and our consolidated operating results.

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


------------------------------------------------------------------------------------------------------------------------------------
                                                           Display     Telecom-    Environmental   Life    Unallocated  Consolidated
                                                        Technologies  munications  Technologies  Sciences   and Other       Total
------------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2004
Net sales                                                 $ 1,113      $ 1,539       $    548     $    304   $    350    $  3,854
Depreciation (1)                                          $   131      $   204       $     65     $     22   $     63    $    485
Amortization of purchased intangibles                                  $    37                               $      1    $     38
Research, development and engineering expenses (2)        $    83      $    90       $     87     $     38   $     57    $    355
Restructuring, impairment and other charges and (credits)              $ 1,798                               $     (9)   $  1,789
Interest expense (3)                                      $    52      $    50       $     22     $      5   $     12    $    141
(Provision) benefit for income taxes                      $  (146)     $    29                    $     (6)  $   (908)   $ (1,031)
Income (loss) before minority interests and equity
  (losses) earnings (4)                                   $   258      $(1,862)      $      3     $     12   $ (1,022)   $ (2,611)
Minority interests (5)                                                       2                                    (19)        (17)
Equity in earnings of associated companies,
  net of impairments (6)                                      288          (33)             1                     187         443
Income from discontinued operations                                                                                20          20
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $   546      $(1,893)      $      4     $     12   $   (834)   $ (2,165)
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity             $   582      $    23       $     31                $    787    $  1,423
Segment assets (7)                                        $ 2,470      $ 1,341       $    587     $    123   $  5,189    $  9,710
Capital expenditures                                      $   640      $    32       $    124     $     11   $     50    $    857
------------------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 2003
Net sales                                                 $   595      $ 1,426       $    476     $    281   $    312    $  3,090
Depreciation (1)                                          $   110      $   246       $     80     $     38   $      6    $    480
Amortization of purchased intangibles                                  $    37                                           $     37
Research, development and engineering expenses (2)        $    55      $   120       $     87     $     28   $     54    $    344
Restructuring, impairment and other charges and (credits)              $   (36)                              $    147    $    111
Interest expense (3)                                      $    39      $    75       $     19     $      5   $     16    $    154
(Provision) benefit for income taxes                      $   (45)     $    78       $     (5)    $     (7)  $    233    $    254
Income (loss) before minority interests and equity
  (losses) earnings (4)                                   $    91      $  (158)      $      9     $     14   $   (461)   $   (505)
Minority interests (5)                                                                                             73          73
Equity in earnings of associated companies,
  net of impairments (6)                                      144          (11)                                    76         209
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $   235      $  (169)      $      9     $     14   $   (312)   $   (223)
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity             $   299      $    59       $     30                $    590    $    978
Segment assets (7)                                        $ 1,297      $ 1,848       $    485     $    111   $  7,011    $ 10,752
Capital expenditures                                      $   251      $    15       $     69     $      7   $     24    $    366
------------------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 2002
Net sales                                                 $   405      $ 1,631       $    394     $    280   $    454    $  3,164
Depreciation (1)                                          $    79      $   379       $     50     $     22   $     88    $    618
Amortization of purchased intangibles                                  $    41                               $      2    $     43
Research, development and engineering expenses (2)        $    41      $   308       $     63     $     17   $     54    $    483
Restructuring, impairment and other charges and (credits)              $ 1,722       $      2     $      1   $    355    $  2,080
Interest expense (3)                                      $    29      $    99       $     16     $      5   $     30    $    179
(Provision) benefit for income taxes                      $   (20)     $   722       $     (8)    $    (13)  $     45    $    726
Income (loss) before minority interests and equity
  (losses) earnings (4)                                   $    39      $(1,838)      $     16     $     25   $   (236)   $ (1,994)
Minority interests (5)                                                       1                                     97          98
Equity in earnings of associated companies,
  net of impairments (6)                                       80          (60)            16                      80         116
Income from discontinued operations                                                                               478         478
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $   119      $(1,897)      $     32     $     25   $    419    $ (1,302)
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity             $   187      $    72       $     30                $    457    $    746
Segment assets (7)                                        $   913      $ 2,243       $    428     $    126   $  7,696    $ 11,406
Capital expenditures                                      $    77      $    49       $     74     $      8   $    149    $    357
------------------------------------------------------------------------------------------------------------------------------------

(1) Depreciation expense for Corning's reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment. Related depreciable assets are not allocated to segment assets.
(2) Non-direct research, development and engineering expenses are allocated to segments based upon direct project spending for each segment.
(3) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(4) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(5) Minority interests include the following restructuring, impairment and other charges and (credits):
     . For 2004, gains from the sale of assets of CAV in excess of assumed salvage value of $17 million, and reversals of CAV severance reserves of $2 million.
     . Impairment charges for long-lived assets of CAV and exit costs of $57 million and $70 million for 2003 and 2002, respectively.
(6) Equity in earnings of associated companies, net of impairments includes the following restructuring and impairment charges:
     . $35 million, $7 million and $34 million of charges to impair equity method investments in the Telecommunications segment to their estimated fair value in 2004, 2003 and 2002, respectively.
     . In 2004, Dow Corning Corporation recorded charges related to restructuring actions and adjustments to interest liabilities recorded on its emergence from bankruptcy. Our equity earnings included $21 million related to these charges.
     . In 2003, Samsung Corning Co., Ltd. recorded asset impairment charges. Our equity earnings included $66 million related to these charges.
     . In 2002, Samsung Corning Micro-Optics Company Ltd. recorded restructuring and impairment charges. Our equity earnings included $20 million related to these charges.
(7) Segment assets include inventory, accounts receivable, property and associated equity companies and cost investments.

A  reconciliation  of reportable  segment net income (loss) to consolidated  net loss follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Years ended December 31,
                                                                         ---------------------------------------
                                                                           2004            2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income of reportable segments                                 $ (1,331)      $      89       $ (1,721)
Non-reportable operating segments net income (loss) (1)                        16            (139)           (29)
Unallocated amounts:
    Non-segment loss and other (2)                                            (13)            (51)           (24)
    Non-segment restructuring, impairment and
       other (charges) and credits                                              4             (13)          (208)
    Asbestos settlement                                                       (33)           (413)
    Interest income                                                            25              32             41
    (Loss) gain on repurchases of debt                                        (36)             19            176
    (Provision) benefit for income taxes (3)                                 (933)            170            (24)
    Minority interests                                                                                         1
    Equity in earnings of associated companies, net of impairments (4)        116              83              8
    Income from discontinued operations                                        20                            478
                                                                         --------       ---------       --------
Net loss                                                                 $ (2,165)      $    (223)      $ (1,302)
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-reportable operating segments net (loss) income includes the results of non-reportable operating segments.
(2) Non-segment loss and other includes the results of non-segment operations and other corporate activities.
(3) (Provision) benefit for income taxes includes taxes associated with non-segment restructuring, impairment and other charges and (credits) and $937 for the impact of establishing a valuation allowance against certain deferred tax assets in 2004.
(4) Equity in earnings of associated companies, net of impairments includes amounts derived from corporate investments, primarily Dow Corning Corporation.

The following table provides net sales for the Telecommunications segment (in millions):
--------------------------------------------------------------------------------
                                        Years ended December 31,
                                ---------------------------------------
                                  2004            2003           2002
--------------------------------------------------------------------------------
Net sales:
   Optical fiber and cable      $    755       $     760       $    859
   Hardware and equipment            784             612            661
   Photonic technologies                              54            111
                                --------       ---------       --------
     Total net sales            $  1,539       $   1,426       $  1,631
--------------------------------------------------------------------------------

The following table provides net sales for the Environmental Technologies segment (in millions):
--------------------------------------------------------------------------------
                                        Years ended December 31,
                                ---------------------------------------
                                  2004            2003           2002
--------------------------------------------------------------------------------
Net sales:
   Automotive                   $    479       $     430       $    375
   Diesel                             69              46             19
                                --------       ---------       --------
     Total net sales            $    548       $     476       $    394
--------------------------------------------------------------------------------

18.  Operating Segments (concluded)

A reconciliation of reportable segment assets to consolidated assets follows (in millions):
--------------------------------------------------------------------------------
                                                   Years ended December 31,
                                             ----------------------------------
                                               2004         2003         2002
--------------------------------------------------------------------------------
Total assets of reportable segments          $  4,521    $   3,732     $  3,693
Non-reportable operating segments assets          724          682          915
Unallocated amounts:
    Current assets (1)                          2,169        1,698        2,746
    Investments (2)                               407          274           42
    Property, net (3)                             886          973          903
    Other non-current assets (4)                1,003        3,393        3,107
                                             --------    ---------     --------
Total assets                                 $  9,710    $  10,752     $ 11,406
--------------------------------------------------------------------------------

(1) Includes current corporate assets, primarily cash, short-term investments and deferred taxes.
(2) Represents corporate investments in associated companies, at both cost and equity (primarily Dow Corning Corporation).
(3) Represents corporate property not specifically identifiable to an operating segment.
(4)  Includes non-current corporate assets, pension assets and deferred taxes.

Information concerning principal geographic areas was as follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                2004                            2003                             2002
------------------------------------------------------------------------------------------------------------------------------------
                                        Net        Long-lived            Net       Long-lived            Net        Long-lived
                                       Sales       Assets (1)           Sales      Assets (1)           Sales       Assets (1)
------------------------------------------------------------------------------------------------------------------------------------
North America
   United States                     $ 1,337        $  2,982          $ 1,222      $   4,435         $   1,446      $   4,588
   Canada                                120                               88             70               122             66
   Mexico                                 43              23               65             72                56             73
------------------------------------------------------------------------------------------------------------------------------------
       Total North America             1,500           3,005            1,375          4,577             1,624          4,727
------------------------------------------------------------------------------------------------------------------------------------

Asia Pacific
   Japan                                 540             511              382            349               372            292
   Taiwan                                705             985              322            231               181            114
   China                                 101              73              134            191               102            189
   Korea                                  60             938               55            620                57            574
   Other                                 174               8              150             22               150             15
------------------------------------------------------------------------------------------------------------------------------------
       Total Asia Pacific              1,580           2,515            1,043          1,413               862          1,184
------------------------------------------------------------------------------------------------------------------------------------

Europe
   Germany                               274             212              198            295               210            236
   France                                 40             124               42            133                46            121
   United Kingdom                         65              80               74             67                82             83
   Italy                                  38                               36            268                47            265
   Other                                 236              32              194             77               183             39
------------------------------------------------------------------------------------------------------------------------------------
       Total Europe                      653             448              544            840               568            744
------------------------------------------------------------------------------------------------------------------------------------

Latin America
   Brazil                                 19               3               17              2                15              2
   Other                                  12                               11              1                 6              1
------------------------------------------------------------------------------------------------------------------------------------
       Total Latin America                31               3               28              3                21              3
------------------------------------------------------------------------------------------------------------------------------------

All Other                                 90              18              100                               89             36
------------------------------------------------------------------------------------------------------------------------------------
       Total                         $ 3,854        $  5,989          $ 3,090      $   6,833         $   3,164      $   6,694
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

Corning Incorporated and Subsidiary Companies
Schedule II - Valuation Accounts and Reserves
(in millions)



------------------------------------------------------------------------------------------------------------------------------------

                                                 Balance at                               Net Deductions         Balance at
Year ended December 31, 2004                 Beginning of Period        Additions            and Other          End of Period
------------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                    $   38              $      4               $  12              $    30
Deferred tax assets valuation allowance             $  469              $  1,216                                  $ 1,685
Accumulated amortization of
  purchased intangible assets                       $  147              $     49                                  $   196
Reserves for accrued costs of
  business restructuring                            $  186              $      2               $  93              $    95
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------

                                                 Balance at                               Net Deductions         Balance at
Year ended December 31, 2003                 Beginning of Period        Additions            and Other          End of Period
------------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                    $   59                $    5               $  26               $  38
Deferred tax assets valuation allowance             $  417                $   52                                   $ 469
Accumulated amortization of
  purchased intangible assets                       $  104                $   43                                   $ 147
Reserves for accrued costs of
  business restructuring                            $  405                $  127               $ 346               $ 186
------------------------------------------------------------------------------------------------------------------------------------


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
------------------------------------------------------------------------------------------------------------------------------------

QUARTERLY OPERATING RESULTS
(unaudited)

(in millions, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                     First       Second         Third       Fourth         Total
2004                                                                Quarter      Quarter       Quarter      Quarter        Year
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                          $    844      $   971      $   1,006    $   1,033    $   3,854
Gross margin                                                       $    300      $   346      $     404    $     365    $   1,415
Restructuring, impairment and other charges and (credits)          $     34      $   (34)     $   1,794    $      (5)   $   1,789
Asbestos settlement                                                $     19      $    47      $     (50)   $      17    $      33
(Loss) income from continuing operations before income
   taxes, minority interests and equity earnings                   $    (64)     $    36      $  (1,619)   $      67    $  (1,580)
(Provision) benefit for income taxes                                     12          (24)          (985)         (34)      (1,031)
Minority interests                                                                   (11)            (3)          (3)         (17)
Equity in earnings of associated companies, net
  of impairments                                                        107          107             96          133          443
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                    $     55      $   108      $  (2,511)   $     163    $  (2,185)
Income from discontinued operations (1)                                                              20                        20
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                  $     55      $   108      $  (2,491)   $     163    $  (2,165)
------------------------------------------------------------------------------------------------------------------------------------

Basic (loss) earnings per common share from:
   Continuing operations                                           $   0.04      $  0.08      $   (1.79)   $    0.12    $   (1.57)
   Discontinued operations                                                                         0.01                      0.01
------------------------------------------------------------------------------------------------------------------------------------
Basic (loss) earnings per common share                             $   0.04      $  0.08      $   (1.78)   $    0.12    $   (1.56)
------------------------------------------------------------------------------------------------------------------------------------

Diluted (loss) earnings per common share from:
   Continuing operations                                           $   0.04      $  0.07      $   (1.79)   $    0.11    $   (1.57)
   Discontinued operations                                                                         0.01                      0.01
------------------------------------------------------------------------------------------------------------------------------------
Diluted (loss) earnings per common share                           $   0.04      $  0.07      $   (1.78)   $    0.11    $   (1.56)
------------------------------------------------------------------------------------------------------------------------------------

(1) Discontinued operations are described in Note 2 (Discontinued Operations) to the Consolidated Financial Statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                                     First       Second         Third       Fourth         Total
2003                                                                Quarter      Quarter       Quarter      Quarter        Year
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                          $    746      $   752       $    772    $    820     $  3,090
Gross margin                                                       $    200      $   181       $    226    $    242     $    849
Restructuring, impairment and other charges and (credits)          $     51      $    49       $    (10)   $     21     $    111
Asbestos settlement                                                $    298      $    39       $     51    $     25     $    413
Loss from continuing operations before income
   taxes, minority interests and equity earnings                   $   (445)     $  (149)      $    (74)   $    (91)    $   (759)
Benefit for income taxes                                                144           34             30          46          254
Minority interests                                                       37           33              2           1           73
Equity in earnings of associated companies, net
  of impairments                                                         59           60             75          15          209
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                  $   (205)     $   (22)      $     33    $    (29)    $   (223)
------------------------------------------------------------------------------------------------------------------------------------

Basic (loss) earnings per common share                             $  (0.17)     $ (0.02)      $   0.03    $  (0.02)    $  (0.18)
Diluted (loss) earnings per common share                           $  (0.17)     $ (0.02)      $   0.02    $  (0.02)    $  (0.18)
------------------------------------------------------------------------------------------------------------------------------------

DOW CORNING CORPORATION
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2004

                             DOW CORNING CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS





                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      98


Consolidated Statements of Operations for the years ended December 31,
     2004, 2003 and 2002                                                     99


Consolidated Balance Sheets at December 31, 2004 and 2003                    100


Consolidated Statements of Cash Flows for the years ended December 31,
     2004, 2003 and 2002                                                     102


Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2004, 2003 and 2002                                        103


Consolidated Statements of Comprehensive Income for the years ended
     December 31, 2004, 2003 and 2002                                        104


Notes to the Consolidated Financial Statements                               106


Supplementary Data for the years ended December 31, 2004 and 2003:
     Quarterly Financial Information                                         133

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP



To the Stockholders and
Board of Directors of
Dow Corning Corporation


In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
January 28, 2005

                    DOW CORNING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in millions of U.S. dollars except share data)


                                                                         Year ended December 31,
                                                              ----------------------------------------------
                                                                   2004           2003             2002
                                                              -------------  -------------     -------------
Net Sales                                                     $     3,372.6  $     2,872.5     $     2,610.1

Operating Costs and Expenses:
     Cost of sales                                                  2,336.7        2,052.7           1,882.6
     Marketing and administrative expenses                            549.7          479.0             522.2
     Restructuring costs                                               44.0            -                62.8
                                                              -------------  -------------     -------------
         Total operating costs and expenses                         2,930.4        2,531.7           2,467.6


Operating Income                                                      442.2          340.8             142.5

     Interest income                                                   17.4           31.8              39.1
     Interest expense                                                 (97.8)         (93.6)            (91.0)
     Other nonoperating income, net                                    27.3            3.7              19.2
                                                              -------------  -------------     -------------

Income before Reorganization Costs and Income Taxes                   389.1          282.7             109.8

     Reorganization costs                                               7.2            5.4               6.9
                                                              -------------  -------------     -------------

Income before Income Taxes                                            381.9          277.3             102.9

     Income tax provision                                             125.2           94.3              39.2
     Minority interests' share in income                               18.4            6.4               5.0
                                                              -------------  -------------     -------------

Net Income                                                    $       238.3  $       176.6     $        58.7
                                                              =============  =============     =============

Net Income per Share (basic and diluted)                      $       95.32  $       70.64     $       23.48
                                                              =============  =============     =============

              (See Notes to the Consolidated Financial Statements)

                    DOW CORNING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (in millions of U.S. dollars)

ASSETS
------
                                                             December 31, 2004      December 31, 2003
                                                             -----------------      -----------------
Current Assets:
     Cash and cash equivalents                                $         322.0       $         462.0
     Marketable securities                                              298.5                 973.4
     Accounts receivable (net of allowance for doubtful
       accounts of $11.7 in 2004 and $12.1 in 2003)                     511.3                 445.8
     Anticipated implant insurance receivable                            30.8                   2.8
     Notes and other receivables                                        114.5                 156.4
     Inventories                                                        425.0                 369.8
     Deferred income taxes                                              101.2                 188.5
     Other current assets                                                25.0                  20.1
                                                              ---------------       ---------------
         Total current assets                                         1,828.3               2,618.8
                                                              ---------------       ---------------

Property, Plant and Equipment                                         4,805.6               4,622.0
Less - Accumulated Depreciation                                      (3,382.7)             (3,156.3)
                                                              ---------------       ---------------
         Net property, plant and equipment                            1,422.9               1,465.7
                                                              ---------------       ---------------

Other Assets:
     Marketable securities                                               57.3                 254.1
     Anticipated implant insurance receivable                           277.0                 433.5
     Restricted insurance proceeds                                        -                   207.4
     Deferred income taxes                                              929.0                 784.9
     Intangible assets (net of accumulated amortization
       of $20.2 in 2004 and $16.9 in 2003)                              157.3                 102.4
     Restricted investments                                              55.8                  70.1
     Other                                                               88.8                 101.7
                                                              ---------------       ---------------
         Total other assets                                           1,565.2               1,954.1
                                                              ---------------       ---------------
Total Assets                                                  $       4,816.4       $       6,038.6
                                                              ===============       ===============

              (See Notes to the Consolidated Financial Statements)

                    DOW CORNING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (in millions of U.S. dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                                                   December 31, 2004       December 31, 2003
                                                                   -----------------       -----------------
Current Liabilities:
     Short-term borrowings and current maturities of
       long-term debt                                                $        13.9           $        16.7
     Trade accounts payable                                                  278.4                   227.5
     Accrued payrolls and employee benefits                                  171.9                    94.6
     Accrued taxes                                                           102.1                    92.5
     Accrued interest                                                         63.5                   650.9
     Other current liabilities                                               148.2                   112.4
                                                                     -------------           -------------
         Total current liabilities                                           778.0                 1,194.6

Other Liabilities:
     Long-term debt                                                           60.2                    52.2
     Implant reserve                                                       1,884.9                     -
     Employee benefits                                                       565.7                    82.0
     Co-insurance payable                                                     48.9                     -
     Other noncurrent liabilities                                            160.7                    99.8
                                                                     -------------           -------------
         Total other liabilities                                           2,720.4                   234.0

Liabilities Subject to Compromise:
     Trade accounts payable                                                    -                      67.7
     Accrued employee benefits                                                 -                     493.0
     Accrued taxes                                                             -                       3.6
     Implant reserve                                                           -                   2,249.9
     Notes payable                                                             -                     375.0
     Long-term debt                                                            -                     273.7
     Co-insurance payable                                                      -                      79.7
     Other                                                                     -                      72.5
                                                                     -------------           -------------
         Total liabilities subject to compromise                               -                   3,615.1

Minority Interest in Consolidated Subsidiaries                               171.6                   152.4
                                                                     -------------           -------------

Stockholders' Equity:
     Common stock ($5.00 par value - 2,500,000 shares
       authorized, issued and outstanding)                                    12.5                    12.5
     Retained earnings                                                     1,098.3                   860.0
     Cumulative translation adjustment                                       170.6                   110.1
     Minimum pension liability                                              (135.8)                 (143.8)
     Other equity adjustments                                                  0.8                     3.7
                                                                     -------------           -------------
         Total stockholders' equity                                        1,146.4                   842.5
                                                                     -------------           -------------

Total Liabilities and Stockholders' Equity                           $     4,816.4           $     6,038.6
                                                                     =============           =============

              (See Notes to the Consolidated Financial Statements)

                    DOW CORNING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in millions of U.S. dollars)


                                                                             Year ended December 31,
                                                                  ------------------------------------------
                                                                     2004             2003            2002
                                                                     ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $     238.3     $    176.6     $      58.7
     Depreciation and amortization                                      210.6          243.9           266.6
     Reorganization costs                                                 7.2            5.4             6.9
     Other, net                                                          51.1          (52.4)           22.3
     Changes in operating assets and liabilities:
         Changes in accounts and notes receivable                        20.7           15.5           (78.3)
         Changes in accounts payable                                    (36.7)         (13.4)           48.2
         Changes in inventory                                            37.2           (4.9)           51.6
         Changes in other operating assets and liabilities              163.7            7.4           236.8
                                                                  -----------     ----------     -----------
     Cash provided by operating activities                              692.1          378.1           612.8
                                                                  -----------     ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                              (109.4)         (77.4)          (78.3)
     Acquisitions of businesses, net of cash received                   (92.0)         (42.6)          (62.8)
     Proceeds from sales and maturities of securities                 4,529.8        3,243.2         2,158.4
     Purchases of securities                                         (3,645.0)      (3,815.7)       (2,404.6)
     Other, net                                                          (1.3)           6.7             0.2
                                                                  -----------     ----------     -----------
Cash provided by (used in) investing activities                         682.1         (685.8)         (387.1)
                                                                  -----------     ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings                                                12.0            2.8            27.1
     Payments on long-term debt                                          (9.3)         (16.9)          (48.9)
     Net change in short-term borrowings                                 (2.1)           4.2             0.4
                                                                  -----------     ----------     -----------
Cash provided by (used in) financing activities                           0.6           (9.9)          (21.4)
                                                                  -----------     ----------     -----------

CASH FLOWS RELATED TO REORGANIZATION
  ACTIVITIES:
     Reorganization Costs                                                (7.2)          (5.4)           (6.9)
     Implant reserve and other payments                                (505.7)          (6.4)           (5.9)
     Release (restriction) of insurance proceeds                        207.4          (29.4)          (94.2)
     Payments under co-insurance arrangement                            (30.8)          (5.3)          (20.1)
     Implant insurance reimbursements                                   128.5           29.4           111.8
     Payments on long-term debt                                        (273.7)           -               -
     Payments of notes payable                                         (375.0)           -               -
     Payments of interest                                              (673.8)           -               -
                                                                  -----------     ----------     -----------
Cash used in reorganization activities                               (1,530.3)         (17.1)          (15.3)
                                                                  -----------     ----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  15.5           33.4            (8.8)
                                                                  -----------     ----------     -----------

CHANGES IN CASH AND CASH EQUIVALENTS:
     Net decrease in cash and cash equivalents                         (140.0)        (301.3)          180.2
     Cash and cash equivalents at beginning of period                   462.0          763.3           583.1
                                                                  -----------     ----------     -----------

Cash and cash equivalents at end of period                        $     322.0     $    462.0     $     763.3
                                                                  ===========     ==========     ===========

              (See Notes to the Consolidated Financial Statements)

                    DOW CORNING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (in millions of U.S. dollars)


                                                                           Year ended December 31,
                                                                  ------------------------------------------
                                                                     2004           2003           2002
                                                                     ----           ----           ----
Common Stock ($5.00 par value - 2,500,000 shares authorized, issued and outstanding)
     Balance at beginning and end of year                         $      12.5     $     12.5     $      12.5
                                                                  -----------     ----------     -----------

Retained Earnings
     Balance at beginning of year                                       860.0          683.4           624.7
     Net income                                                         238.3          176.6            58.7
                                                                  -----------     ----------     -----------
     Balance at end of year                                           1,098.3          860.0           683.4
                                                                  -----------     ----------     -----------

Accumulated Other Comprehensive Income (Loss)
     Cumulative translation adjustment balance at
       beginning of year                                                110.1          (39.6)         (143.8)
     Translation adjustments                                             60.2          161.5           115.3
     Income tax benefit (provision)                                       0.3          (11.8)          (11.1)
                                                                  -----------     ----------     -----------
     Balance at end of year                                             170.6          110.1           (39.6)
                                                                  -----------     ----------     -----------

     Additional minimum pension liability balance at
       beginning of year                                               (143.8)        (117.9)          (15.8)
     (Increase) decrease in minimum pension liability                     8.4          (33.5)         (158.1)
     Income tax benefit (provision)                                      (0.4)           7.6            56.0
                                                                  -----------     ----------     -----------
     Balance at end of year                                            (135.8)        (143.8)         (117.9)
                                                                  -----------     ----------     -----------

     Other equity adjustments: balance at beginning of year               3.7            2.4             1.1
     Change in unrealized gain (loss) on cash flow hedges                (2.1)           0.8             0.7
     Change in unrealized gain (loss) on available-for-sale
       securities                                                        (2.3)           1.4             1.1
     Income tax benefit (provision)                                       1.5           (0.9)           (0.5)
                                                                  -----------     ----------     -----------
     Balance at end of year                                               0.8            3.7             2.4
                                                                  -----------     ----------     -----------

Total Accumulated Other Comprehensive Income (Loss)                      35.6          (30.0)         (155.1)
                                                                  -----------     ----------     -----------

               Stockholders' Equity                               $   1,146.4     $    842.5     $     540.8
                                                                  ===========     ==========     ===========

              (See Notes to the Consolidated Financial Statements)

                    DOW CORNING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (in millions of U.S. dollars)


                                                                           Year ended December 31,
                                                              ------------------------------------------------
                                                                   2004             2003              2002
                                                                   ----             ----              ----
Net Income                                                    $       238.3     $      176.6     $        58.7

Other Comprehensive Income (Loss):
     Foreign currency translation adjustments                          60.2            161.5             115.3
     Unrealized net gain (loss) on available-for-sale securities       (2.3)             1.4               1.1
     Net gain (loss) on cash flow hedges                               (2.1)             0.8               0.7
     (Increase) decrease in minimum pension liability                   8.4            (33.5)           (158.1)
                                                              -------------     ------------     -------------
     Other comprehensive income (loss), before tax                     64.2            130.2             (41.0)

Income Tax Benefit (Provision)                                          1.4             (5.1)             44.4
                                                              -------------     ------------     -------------

     Other comprehensive income, net of tax                            65.6            125.1               3.4
                                                              -------------     ------------     -------------

Comprehensive Income                                          $       303.9     $      301.7     $        62.1
                                                              =============     ============     =============

              (See Notes to the Consolidated Financial Statements)

                    DOW CORNING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TABLE OF CONTENTS
-----------------

   Note                                                                     Page
   ----                                                                     ----
    1    BUSINESS AND BASIS OF PRESENTATION                                 106

    2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                         107

    3    ACQUISITIONS AND DIVESTITURES                                      111

    4    GLOBAL RESTRUCTURING                                               111

    5    UNRESTRICTED INVESTMENTS                                           112

    6    INVENTORIES                                                        114

    7    INCOME TAXES                                                       114

    8    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES                      116

    9    PROPERTY, PLANT AND EQUIPMENT                                      117

   10    GOODWILL AND OTHER INTANGIBLE ASSETS                               117

   11    RESTRICTED ASSETS                                                  118

   12    NOTES PAYABLE AND CREDIT FACILITIES                                119

   13    MANAGEMENT VARIABLE COMPENSATION                                   120

   14    LONG-TERM DEBT                                                     121

   15    PENSION AND OTHER POSTRETIREMENT BENEFITS                          122

   16    COMMITMENTS AND CONTINGENCIES                                      126

   17    PROCEEDING UNDER CHAPTER 11                                        129

   18    RELATED PARTY TRANSACTIONS                                         132

                    DOW CORNING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in millions of U.S. dollars except where noted)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION
-------------------------------------------

Business
--------

     Dow Corning Corporation ("Dow Corning") was incorporated in 1943 by Corning Glass Works, now Corning Incorporated ("Corning"), and The Dow Chemical Company ("Dow Chemical") for the purpose of developing and producing polymers and other materials based on silicon chemistry. Dow Corning operates in various countries around the world through numerous wholly owned or majority owned subsidiary corporations (hereinafter, the consolidated operations of Dow Corning and its subsidiaries will be referred to as the "Company").

     Dow Corning built its business based on silicon chemistry. Silicon is one of the most abundant elements in the world. Most of Dow Corning's products are based on polymers known as silicones, which have a silicon-oxygen-silicon backbone. Through various chemical processes, Dow Corning manufactures silicones that have an extremely wide variety of characteristics, in forms ranging from fluids, gels, greases and elastomeric materials to resins and other rigid materials. Silicones combine the temperature and chemical resistance of glass with the versatility of plastics. Regardless of form or application, silicones generally possess such qualities as electrical resistance, resistance to extreme temperatures, resistance to deterioration from aging, water repellency, lubricating characteristics, relative chemical and physiological inertness and resistance to ultraviolet radiation.

     The Company engages primarily in the discovery, development, manufacturing, marketing and distribution of silicon-based materials and the provision of related services. Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. The Company manufactures over 7,000 products and serves approximately 25,000 customers worldwide, with no single customer accounting for more than three percent of the Company's sales in any of the past three years. Principal United States manufacturing plants are located in Kentucky and Michigan. Principal foreign manufacturing plants are located in Belgium, China, France, Germany, Japan, South Korea and the United Kingdom. The Company operates research and development facilities in the United States, Belgium, China, Germany, Ireland, Japan, South Korea and the United Kingdom. The Company also operates technical service centers in the United States, Belgium, Brazil, China, Germany, Japan, South Korea, Taiwan and the United Kingdom. Dow Corning's average employment for 2004 was approximately 8,800 persons.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Certain prior year items have been reclassified to conform to the 2004 presentation.

Bankruptcy Proceedings
----------------------

     Prior to 1992, the Company was engaged in the manufacture and sale of silicone gel breast implants and the raw material components of those products. In January 1992, the Company ceased production of these products following a request by the United States Food and Drug Administration that breast implant producers voluntarily halt the sale of silicone gel breast implants. Between 1991 and 1995, the Company experienced a substantial increase in the number of lawsuits against the Company relating to breast implants.

     By May 1995, the Company was named in thousands of lawsuits filed by, or on behalf of, individuals who claim to have, or have had, breast implants. As a result, on May 15, 1995 (the "Filing Date"), the Company voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the U.S. Bankruptcy Court for the Eastern District of Michigan, Northern Division (the "Bankruptcy Court") in order to resolve the Company's breast implant liabilities and related matters (the "Chapter 11 Proceeding"). The Company emerged from the Chapter 11 Proceeding on June 1, 2004 (the "Effective Date") and is currently in the process of implementing its plan of reorganization. The plan of reorganization provides funding for the resolution of breast implant and other products liability litigation covered by the Chapter 11 Proceeding through settlement or litigation and for the satisfaction of commercial creditor claims. See Note 17 for further information on this matter.

     The Company's consolidated financial statements for periods during the pendency of the Company's Chapter 11 Proceeding have been presented in conformity with the American Institute of Certified Public Accountants'
Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued November 19, 1990. SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date (May 15, 1995) and identification of all transactions and events that are directly associated with the reorganization of the Company. Upon emergence from the Chapter 11 Proceeding, the Company was not subject to "fresh start" reporting as defined in SOP 90-7.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of Dow Corning and all of its wholly owned and majority owned domestic and foreign subsidiaries. The Company's interests in 20% to 50% owned subsidiaries are carried on the equity basis and are included under the caption "Other Assets - Other" in the consolidated balance sheets. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

     Cash equivalents include all highly liquid investments with an original maturity of ninety days or less. The carrying amounts for cash equivalents approximate their fair market values.

Inventories
-----------

     The value of inventories is determined using lower of cost or market as the basis. Produced goods are valued using a first-in, first-out cost flow methodology, while purchased materials and supplies are valued using an average cost flow methodology. See Note 6 for further information.

Property and Depreciation
-------------------------

     Property, plant and equipment is carried at cost less any impairment and is depreciated principally using accelerated methods over estimated useful lives. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. If an asset is determined to be impaired, either based on value or a shortened life, the carrying amount of the asset is reduced to its fair value and the difference is charged to income in the period incurred.

     Expenditures for maintenance and repairs are charged against income as incurred. Expenditures that significantly increase asset value, extend useful asset lives or adapt property to a new or different use are capitalized.

     The Company follows the policy of capitalizing interest as a component of the cost of capital assets constructed for its own use. See Note 9 for further information.

Investments
-----------

     The Company accounts for investments in debt and equity securities in conformity with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the use of fair value accounting for trading or available-for-sale securities, while retaining the use of the amortized cost method for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Investments in debt and equity securities are included in the captions "Marketable securities," "Restricted insurance proceeds" and "Restricted investments" in the consolidated balance sheets. All such investments are considered to be available for sale. If the decline in fair value of an investment in debt or equity securities is determined to be other than temporary, the carrying amount of the asset is reduced to its fair value, and the difference is charged to income in the period incurred. See Notes 5 and 11 for further information.

Credit Risk
-----------

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, investments, derivative financial instruments and trade receivables. The Company's policies limit the amount of credit exposure to any single counterparty for cash and investments. The Company uses major financial institutions with high credit ratings to engage in transactions involving investments and derivative instruments. The Company minimizes credit risk in its receivables from customers through its sale of products to a wide variety of customers and markets in locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically such losses have been within expectations. Management believes the risk of incurring losses related to credit risk is remote, and any losses would be immaterial to consolidated financial results.

---------------------------------------------------

Intangibles
-----------

     Intangible assets of the Company include goodwill, patents and licenses, and other assets acquired by the Company that are separable and measurable apart from goodwill. Goodwill, representing the excess of cost over the fair value of net assets of businesses acquired, is tested for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. See Note 10 for further information.

Revenue
-------

     The Company recognizes revenue in accordance with the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collectibility is reasonably assured. Generally, revenue is recognized when title and risk of loss transfer to the customer for products and as work is performed for professional services. Amounts billed to a customer in a sale transaction related to shipping costs are classified as revenue. The Company reduces revenue for product returns, allowances and price discounts.

Shipping Costs
--------------

     Shipping costs are primarily comprised of payments to third party shippers. The Company records shipping costs incurred as a component of "Cost of sales" in the consolidated statements of operations. Shipping costs totaled $94.3, $76.6, and $61.6 for the years ended December 31, 2004, 2003 and 2002, respectively.

Research and Development Costs
------------------------------

     Research and development costs are charged to operations when incurred and are included in "Cost of sales" in the consolidated statements of operations. These costs totaled $181.4 in 2004, $162.5 in 2003 and $154.5 in 2002.

Income Taxes
------------

     The Company accounts for income taxes in conformity with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At December 31, 2004 and 2003, the Company had net deferred tax asset balances of $983.3 and $947.8, respectively, after valuation allowances of $3.1 and $2.0, respectively. For additional information, see Note 7.

Currency Translation
--------------------

     The value of the U.S. dollar fluctuates against foreign currencies. Since the Company does business in many countries, these fluctuations affect the Company's consolidated financial position and results of operations. The Company accounts for these fluctuations in accordance with SFAS No. 52, "Foreign Currency Translation."

     Subsidiaries in Europe and Japan translate their assets and liabilities, stated in their functional currency, into U.S. dollars at current exchange rates, that is, the rates in effect at the end of the period. The gains or losses that result from this process affect "Cumulative translation adjustment" in the stockholders' equity section of the consolidated balance sheets. Changes in the functional currency value of monetary assets and liabilities denominated in foreign currencies are recognized in the caption, "Other" in the consolidated statements of operations. The revenues and expenses of these non-U.S. subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the reported U.S. dollar results included in the consolidated statement of operations fluctuate from period to period, depending on the value of the dollar against foreign currencies.

     For non-U.S. subsidiaries outside of Europe and Japan, where the U.S. dollar is the functional currency, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical rates of exchange. All other assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in the caption, "Other" in the consolidated statements of operations.

---------------------------------------------------

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

     The majority of currency derivative instruments entered into by the Company are not designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments. Net foreign currency losses recognized in income, which include changes in the fair value of such currency derivatives as well as foreign exchange gains and losses on monetary assets and liabilities of the Company, amounted to $1.7 in 2004, $5.7 in 2003 and $3.6 in 2002. In addition, the income tax provision in the consolidated statements of operations includes net foreign currency losses from currency derivatives of $2.7, $6.3 and $1.8 for 2004, 2003 and 2002, respectively, which when considered together with the related tax benefits and gains from underlying exposures, had the effect of decreasing (increasing) the income tax provision by $1.0, ($0.1) and $2.1 in 2004, 2003 and 2002, respectively. See Note 7 for further information.

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

Litigation
----------

     The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical claims experience for incurred but not reported matters. The Company expenses these legal costs, including those expected to be incurred in connection with a loss contingency, as incurred. The Company has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to mitigate the impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. See Notes 16 and 17 for further information.

Environmental Matters
---------------------

     The Company determines the costs of environmental remediation for its facilities, facilities formerly owned by the Company and third party waste disposal facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in these evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The Company records a charge to earnings for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had accrued obligations of $2.9 and $3.3 at December 31, 2004 and 2003, respectively, for environmental remediation and restoration costs. Management believes that any costs incurred in excess of those accrued will not have a material adverse impact on the Company's consolidated financial position or results of operations.

---------------------------------------------------

New Accounting Standards
------------------------

     In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of Accounting Principles Board ("APB") Opinion No. 29." APB No. 29 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and includes a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for fiscal years beginning after June 15, 2005. The Company plans to adopt SFAS No. 153 on January 1, 2006 and does not expect its adoption to have a material effect on future consolidated results.

     On October 22, 2004, the American Jobs Creation Act of 2004 (the "Jobs Creation Act") became law in the United States. In December 2004, the FASB issued FASB Staff Position ("FSP") Nos. FAS 109-1 and FAS 109-2, which provide guidance on accounting and disclosure of the Jobs Creation Act. FSP No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," requires the qualified production activities deduction provided for under the Jobs Creation Act to be accounted for as a special deduction in accordance with SFAS No. 109. FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," provides accounting and disclosure requirements for the one-time dividends received deduction on the repatriation of certain foreign earnings under the Jobs Creation Act. See Note 7 for further discussion of the effects of the Jobs Creation Act.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4." SFAS No. 151 amends Chapter 4 of ARB No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The Statement requires such costs to be recorded as charges in the period incurred, and also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for annual periods beginning after June 15, 2005. The Company plans to adopt SFAS No. 151 effective January 1, 2006 and does not expect the adoption of SFAS No. 151 to have a material effect on future consolidated results.

     In January 2004, the FASB issued FSP No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP was superseded in June 2004 by FSP No. FAS 106-2 of the same title. These FSP's provide guidance on the accounting for and disclosure of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act expands Medicare to provide prescription drug benefits to eligible enrollees and contains provisions that apply to employers who sponsor postretirement health care plans that provide prescription drug benefits. Beginning in 2006, sponsors of postretirement plans that provide a prescription drug benefit that is "actuarially equivalent" to the benefit provided by Medicare will receive a subsidy from the federal government. The Company adopted FSP FAS 106-1 effective April 30, 2004 and FSP FAS 106-2 effective July 1, 2004. The Company has determined that the benefits provided under its postretirement health care plan are "actuarially equivalent" with those provided under the Act. The adoption of FSP FAS 106-1 and FSP FAS 106-2 did not have a material impact on the Company's consolidated financial statements. See Note 15 for further information related to the impact of these FSP's.

     In December 2003, the FASB revised FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The Company adopted the provisions of FIN No. 46 effective January 1, 2004. The adoption of FIN No. 46 did not have a material impact on the Company's consolidated financial statements.

     In December 2003, the FASB revised SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This Statement retains the existing disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations, fair values of plan assets, and estimated future benefit payments. The Company adopted the domestic plan disclosure requirements for the year ended December 31, 2003. The interim disclosure requirements were adopted by the Company effective January 1, 2004. The additional disclosures required were adopted by the Company effective with the December 31, 2004 consolidated financial statements. See Note 15 for required disclosures.

Use of Estimates
----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

NOTE 3 - ACQUISITIONS AND DIVESTITURES
--------------------------------------

     On September 30, 2004, the Company, through Dow Corning Toray Silicone Co., Ltd. ("DCTS"), a subsidiary owned 65% percent by the Company, purchased the net assets of the Silicone Division of Nippon Unicar Co., Ltd. ("NUC"). NUC is located in Tokyo, Japan and is a manufacturer of specialty chemicals and silicone products. The net assets were purchased by DCTS for cash of approximately $92.0 and consisted primarily of working capital items, intangible assets and property, plant and equipment. The Company recorded $3.0 of goodwill as a result of the transaction. The results of operations for the acquisition were included in the consolidated statement of operations beginning in the three month period ended December 31, 2004. Purchase accounting for this acquisition was finalized during the three month period ended December 31, 2004.

     On September 2, 2004, the Company, through its wholly owned subsidiary Dow Corning Enterprises, Inc. ("DCEI"), sold its 50% ownership interest in SDC Technologies Inc. ("SDC") for $10.0. The Company recognized a gain of approximately $7.1 on the sale. SDC is a California-based developer of proprietary, high-performance coating systems for application to plastics and glass.

     On July 1, 2003, DCEI purchased 20% of the outstanding stock of DC Dongjue Silicone Group Company Ltd. ("DCDSG"), bringing DCEI's total ownership of DCDSG to 60%. Previously, in November 2001, DCEI and New Energy Chemicals Group Ltd. formed DCDSG as a corporate joint venture. At that time, DCEI was the minority interest shareholder, owning 25% of the outstanding stock and the joint venture was accounted for on an equity basis. In January 2003, DCEI increased its ownership to 40%. The July 1, 2003 purchase resulted in an aggregate purchase price of $6.4, of which $4.6 was recognized as goodwill. The Company has consolidated the results of DCDSG in the consolidated financial statements since July 1, 2003.

     On June 16, 2003, the Company purchased all of the outstanding stock of Simcala, Inc. ("Simcala"), a silicon metal manufacturer located near Montgomery, Alabama. The consideration paid for the stock was approximately $15.5. In addition, immediately prior to the transaction closing, Simcala redeemed the stock of its executive management for consideration of approximately $1.5. Also, Dow Corning provided intercompany loans of approximately $13.3 to Simcala, $7.1 of which was for the purpose of retiring Simcala's outstanding debt and $6.2 of which was for the purpose of securing Simcala's obligations under outstanding industrial development revenue bonds. Purchase accounting for this acquisition was finalized during the three month period ended June 30, 2004.

     On February 27, 2003, the Company purchased substantially all of the assets of Tyco Electronics, Inc., a wholly owned subsidiary of Tyco International Inc. for a purchase price of $9.4. Tyco Electronics, Inc.'s primary facility is located in Menlo Park, California. The transaction resulted in goodwill of $0.6.

     On January 23, 2003, DCEI purchased substantially all of the assets of Sterling Semiconductor, Inc., a wholly owned subsidiary of Uniroyal Technology Corporation, for a purchase price of $11.5. On December 4, 2002, DCEI purchased substantially all of the assets of GAN Semiconductor, Inc., of Sunnyvale, California for a purchase price of $4.9. Included in the purchase was $2.9 of in-process research and development, which was charged to "Other" expense. The transaction resulted in goodwill of $0.3. Dow Corning has consolidated the assets acquired from GAN Semiconductor, Inc. and Sterling Semiconductor, Inc. in Midland, Michigan, forming Dow Corning Compound Semiconductor Solutions, LLC.

     On March 28,  2002,  the  Company  offered  to  purchase  up to 100% of the preferred and common shares of Paturle, S.A. ("Paturle"), a French thermoplastics manufacturer serving the automotive, appliance and packaging industries. The acquisition was finalized on April 30, 2002 when Dow Corning France S.A.S., a wholly owned subsidiary of the Company, purchased 99.9% of Paturle's preferred and common shares and DCEI purchased the minority interest in Multibase, Inc., a subsidiary of Paturle. The aggregate purchase price was $57.9 and goodwill of $44.6 was recorded as a result of the transaction. This acquisition included the indirect acquisition of Paturle's subsidiaries, including Multibase S.A.S. in France, Multibase, Inc. in the United States, and 76.8% of the stock of Synergy Multibase, Limited in India.

NOTE 4 - GLOBAL RESTRUCTURING
-----------------------------

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

-----------------------------

     The restructuring activity for the years ended December 31, 2003 and 2002 is illustrated in the following table:

                   Beginning of                                                             End of
                   Year Reserve       Expenses          Payments         Non-Cash        Year Reserve
                   ------------       --------          --------         --------        ------------
     2002           $    22.1         $   62.8          $  (52.2)        $ (22.9)          $    9.7
     2003           $     9.7         $    -            $   (2.1)        $  (7.6)          $    -

     The Company implemented a restructuring program in 2004, consisting of separation of employees and the withdrawal of certain fixed assets from service. During the year ended December 31, 2004, the Company incurred pre-tax expense of $34.9 primarily for one-time termination benefits related to the workforce reduction of approximately 212 employees. Results for the year ended December 31, 2004 also include a pre-tax charge of $2.7 for non-cash restructuring activity related to curtailment and special termination benefits. See Note 15 for additional information regarding the global workforce reduction effect on defined benefit pension plans and the U.S. retiree medical plan. Additionally, the Company recorded charges of $6.4 related to the impairment of its manufacturing site located in Yamakita, Japan. These restructuring charges have been reported in the "Restructuring costs" line in the Company's consolidated statement of operations.

     As of December 31, 2004, the Company had a liability of $5.4 related to restructuring recorded in the caption titled "Accrued payrolls and employee benefits" in the consolidated balance sheets. The remaining payments to employees under the restructuring program are expected to be made by the Company in 2005. As of December 31, 2004, the assets from the Yamakita site have been classified as long-lived assets to be disposed of by sale and recorded at estimated fair value less anticipated costs to sell.

     The restructuring activity for the year ended December 31, 2004 is illustrated in the following table:

                   Beginning of                                                            End of
                   Year Reserve       Expenses         Payments         Non-Cash        Year Reserve
                   ------------       --------         --------         --------        ------------
     2004           $     -           $   44.0         $ (29.5)         $  (9.1)          $   5.4

NOTE 5 - UNRESTRICTED INVESTMENTS
---------------------------------

     The carrying amounts of unrestricted investments reflected under the caption "Marketable securities" in the current and noncurrent sections of the consolidated balance sheets at December 31, 2004 and 2003 totaled $355.8 and $1,227.5, respectively. These unrestricted investments consist principally of obligations backed by the U. S. Government or one of its agencies and corporate and municipal issue bonds. These investments have been classified as "available for sale" in conformity with SFAS No. 115. The Company does not invest in securities that are below investment grade. Fair values are determined based on quoted market prices or, if quoted market prices are not available, on market prices of comparable instruments. For purposes of computing realized gain or loss on the disposition of unrestricted investments, the specific identification method is used.

     The Company reviews all marketable securities to determine if any decline in value is other than temporary. The analysis includes a review of the amount and duration of the decline in value of a security and a comparison between the amount and duration of the decline in value of the security and that of similar securities in the same market sector. The Company has reviewed the investments that have a gross unrealized loss as of December 31, 2004 and has concluded that the decline in value is not other than temporary.

---------------------------------

     The amortized cost, gross unrealized gains, gross unrealized losses, and market value of the unrestricted investments consisted of the following as of December 31, 2004 and 2003:

                                                                            December 31, 2004
                                                       ----------------------------------------------------------
                                                                           Gross           Gross
                                                         Amortized      Unrealized      Unrealized     Market
                                                           Cost            Gains         (Losses)       Value
                                                       -----------     -----------    ------------   ------------
Debt Securities:
     U.S. government agency obligations                $      60.0     $       -      $      (0.8)   $      59.2
     Corporate bonds                                           5.0             -             (0.2)           4.8
     Municipal bonds                                         288.6             -              -            288.6
                                                       -----------     -----------    -----------    -----------

Total Debt Securities                                  $     353.6     $       -      $      (1.0)   $     352.6

Foreign Equity Securities                                      1.5             1.7            -              3.2
                                                       -----------     -----------    -----------    -----------

Total Marketable Securities                            $     355.1     $       1.7    $      (1.0)   $     355.8
                                                       ===========     ===========    ===========    ===========

                                                                            December 31, 2003
                                                       ----------------------------------------------------------
                                                                           Gross           Gross
                                                         Amortized      Unrealized      Unrealized     Market
                                                           Cost            Gains         (Losses)       Value
                                                       -----------     -----------    ------------   ------------
Debt Securities:
     U.S. government obligations                       $      49.7     $       -      $      (0.1)   $      49.6
     U.S. government agency obligations                      209.1             0.2           (0.6)         208.7
     Mortgage and asset backed securities                     64.6             0.1            -             64.7
     Corporate bonds                                         120.6             0.3           (0.3)         120.6
     Municipal bonds                                         761.9             -              -            761.9
     Certificates of deposit and commercial paper             20.0             -              -             20.0
                                                       -----------     -----------    -----------    -----------

Total Debt Securities                                  $   1,225.9     $       0.6    $      (1.0)   $   1,225.5
                                                       -----------     -----------    -----------    -----------

Equity Securities:
     Domestic                                                  0.1             -              -              0.1
     Foreign                                                   1.8             0.1            -              1.9
                                                       -----------     -----------    -----------    -----------

Total Equity Securities                                        1.9             0.1            -              2.0
                                                       -----------     -----------    -----------    -----------

Total Marketable Securities                            $   1,227.8     $       0.7    $      (1.0)   $   1,227.5
                                                       ===========     ===========    ===========    ===========

     The contractual maturities of the debt securities included in unrestricted investments consisted of the following at December 31, 2004 and 2003:

                                                         2004             2003
                                                         ----             ----

     Mature in one year or less                      $     288.5     $     986.6
     Mature after one year through five years               64.1           236.7
     Mature after five years                                 -               2.2
                                                     -----------     -----------

     Total debt securities                           $     352.6     $   1,225.5
                                                     ===========     ===========

NOTE 6 - INVENTORIES
--------------------

     The following table provides a breakdown of inventories at December 31, 2004 and 2003:

                                               2004                  2003
                                               ----                  ----

     Produced goods                          $     329.5           $     294.7
     Purchased materials                            61.8                  42.8
     Maintenance and supplies                       33.7                  32.3
                                             -----------           -----------

     Total inventory                         $     425.0           $     369.8
                                             ===========           ===========


     Due to the nature of the Company's operations, it is impractical to classify inventory as raw materials, work-in-process, or finished goods as such classifications can be interchangeable for certain inventoriable items.

NOTE 7 - INCOME TAXES
---------------------

     The components of income before income taxes and minority interests as of December 31, 2004, 2003 and 2002 are as follows:

                                                                   2004             2003              2002
                                                                   ----             ----              ----
Income Before Income Taxes and Minority Interests:
     Domestic                                                   $   215.6         $  148.1         $    60.8
     Foreign                                                        166.3            129.2              42.1
                                                                ---------         --------         ---------

     Total Income Before Income Taxes and Minority Interests    $   381.9         $  277.3         $   102.9
                                                                =========         ========         =========

      The components of the income tax provision as of December 31, 2004, 2003 and 2002 are as follows:

                                                                                    2004
                                                                --------------------------------------------
                                                                  Current         Deferred            Total
                                                                ---------         --------         ---------
Provision (Credit) for Income Taxes:
     Domestic                                                   $    71.9         $   15.8         $    87.7
     Foreign                                                         50.5            (13.0)             37.5
                                                                ---------         --------         ---------

Total Provision (Credit) for Income Taxes                       $   122.4         $    2.8         $   125.2
                                                                =========         ========         =========

                                                                                    2003
                                                                --------------------------------------------
                                                                  Current         Deferred            Total
                                                                ---------         --------         ---------
Provision (Credit) for Income Taxes:
     Domestic                                                   $    25.7         $   24.9         $    50.6
     Foreign                                                         45.3             (1.6)             43.7
                                                                ---------         --------         ---------

Total Provision (Credit) for Income Taxes                       $    71.0         $   23.3         $    94.3
                                                                =========         ========         =========

                                                                                    2002
                                                                --------------------------------------------
                                                                  Current         Deferred            Total
                                                                ---------         --------         ---------
Provision (Credit) for Income Taxes:
     Domestic                                                   $    14.2         $    9.2         $    23.4
     Foreign                                                         31.0            (15.2)             15.8
                                                                ---------         --------         ---------

Total Provision (Credit) for Income Taxes                       $    45.2         $   (6.0)        $    39.2
                                                                =========         ========         =========

---------------------

     The tax effects of the principal temporary differences as of December 31, 2004 and 2003 giving rise to deferred tax assets and liabilities were as follows:

                                                                2004                  2003
                                                                ----                  ----
Deferred Tax Assets:
     Implant costs                                            $     619.5           $     630.9
     Other accruals and reserves                                    131.8                  94.3
     Postretirement benefit obligations                             183.1                 176.0
     Inventories                                                     28.5                  14.9
     Long-term debt                                                  22.2                  14.6
     Tax loss carryforwards                                         192.8                 183.9
     Other - net                                                      6.3                  39.4
                                                              -----------           -----------

Total Deferred Tax Assets                                         1,184.2               1,154.0

Deferred Tax Liabilities:
     Property, plant and equipment                                 (197.8)               (204.2)
                                                              -----------           -----------

Net Deferred Tax Asset Prior to Valuation Allowance                 986.4                 949.8

Less:  Valuation Allowance                                           (3.1)                 (2.0)
                                                              -----------           -----------

Net Deferred Tax Asset                                        $     983.3           $     947.8
                                                              ===========           ===========

     With the exception of the valuation allowances provided for below, management believes that it is more likely than not that the net deferred tax asset will be realized. This belief is based on criteria established in SFAS No. 109, "Accounting for Income Taxes." The criteria that management considered in making this determination were historical and projected operating results, the ability to utilize tax planning strategies and the period of time over which the tax benefits can be utilized.

     Operating loss carryforwards at December 31, 2004 amounted to $192.8 compared to $183.9 at the end of 2003. All of the operating loss carryforwards are subject to expiration beyond 2009 or have an indefinite carryforward period. Substantially all of operating loss carryforwards were generated by the Company's subsidiary in the United Kingdom. There is an unlimited carryforward of net operating losses in the United Kingdom and management has determined that no valuation allowance is needed for these net operating losses.

     The valuation allowance of $3.1 is attributable to the inability to utilize net operating loss carry forwards of $2.1 in Australia, and $1.0 in Ireland. The operating loss carryforward in Australia is subject to expiration in years beyond 2009. The operating loss carryforward in Ireland has an indefinite carryforward period.

     Cash paid (received) during the year for income taxes, net of refunds received was $103.7 in 2004, $66.5 in 2003, and ($58.7) in 2002. In 2002, tax
refunds exceeded payments due to the carryback of the net operating loss from the year ended December 31, 2001 in the United States that generated cash refunds of $107.0.

---------------------

     The income tax provision at the effective rate differs from the income tax provision at the United States federal statutory tax rate in effect during December 31, 2004, 2003 and 2002 for the reasons illustrated in the following table:

                                                                   2004             2003              2003
                                                                   ----             ----              ----
Income Tax Provision at Statutory Rate                          $   133.6         $   97.0         $    36.0

Foreign provisions and related items                                (11.5)            (0.4)              1.1
Extra territorial income                                             (7.2)            (5.9)             (5.7)
Foreign dividends                                                    17.2              -                 -
State income taxes                                                    1.1              3.2               1.6
Accrued expenses                                                      5.2              3.8               2.1
Tax exempt interest income                                           (1.9)            (2.2)             (1.2)
Currency                                                             (1.0)             0.1              (2.1)
Other, net                                                          (10.3)            (1.3)              7.4
                                                                ---------         --------         ---------

Total Income Tax Provision at Effective Rate                    $   125.2         $   94.3         $    39.2
                                                                =========         ========         =========

Effective Rate                                                      32.8%            34.0%             38.1%
                                                                =========         ========         =========

     On October 22, 2004, the American Jobs Creation Act was enacted into law in the United States. This act contains a special one-time dividends received deduction on the repatriation of certain foreign earning to a United States taxpayer, provided certain criteria are met. The Company has not completed its evaluation of this provision with respect to all foreign subsidiaries and is expected to complete its evaluation by June 30, 2005. As of December 31, 2004, the Company has determined that it will repatriate approximately $145.0 of earnings of two foreign subsidiaries under this provision in 2005. The deferred tax expense associated with this remittance is approximately $17.2 and is recognized as a deferred tax liability as of December 31, 2004 on the Company's consolidated balance sheets. The range of income tax effects of repatriating earnings from other subsidiaries cannot be reasonably estimated at the time of issuance of these consolidated financial statements.

     At December 31, 2004, income and remittance taxes have not been recorded on $160.4 of undistributed earnings of foreign subsidiaries, except as noted above, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings indefinitely.

NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
------------------------------------------------------

     The Company uses forward exchange contracts and options to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. Changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the monetary assets and liabilities. The maturities of these contracts and options do not exceed one year. The carrying amounts, which represent fair values, of these forward contracts and options were net unrealized losses of $19.1 and $9.9 at December 31, 2004 and 2003, respectively. The fair value of the Company's forward exchange contracts and options is based principally on quoted market prices.

     Forward exchange options are also used to hedge specific firm commitments or forecasted transactions by locking in exchange rates for such anticipated cash flows. Gains and losses on these instruments are recorded as a component of other comprehensive income until the forecasted transaction occurs. At December 31, 2004, the carrying amounts of such options, which represent fair values, were net unrealized losses of $0.1. There were no outstanding instruments at December 31, 2003 designated as hedges of specific firm commitments or forecasted transactions.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     The following table provides a breakdown of property, plant and equipment balances at December 31, 2004 and 2003:


                                             Estimated Useful
                                               Life (Years)                2004                2003
                                               ------------                ----                ----
Land                                                 -                 $       100.0      $        88.6
Land improvements                                  11-20                       140.0              132.0
Buildings                                          10-33                       790.3              757.4
Machinery and equipment                            3-25                      3,724.8            3,604.0
Construction-in-progress                             -                          50.5               40.0
                                                                       -------------      -------------
Total property, plant and equipment                                          4,805.6            4,622.0

Accumulated depreciation                                                    (3,382.7)          (3,156.3)
                                                                       -------------      -------------
Net property, plant and equipment                                      $     1,422.9      $     1,465.7
                                                                       =============      =============

     The Company recorded depreciation expense of $207.9, $242.5 and $263.5 for the years ended December 31, 2004, 2003 and 2002, respectively. In the first quarter of 2004, the Company changed its estimate of the service lives of certain depreciable assets to increase the useful economic life beyond the original service life assigned to these assets. The Company made this decision based on design factors, which were confirmed by actual operating experience. The change in accounting estimate reduced expenses by approximately $6.4 ($4.0 net of tax) for the year ended December 31, 2004.

     The amount of interest capitalized as a component of the cost of capital assets constructed for the years ended December 31, 2004, 2003 and 2002 was $3.1 ($2.0 after tax), $6.6 ($4.2 after tax) and $3.2 ($2.0 after tax), respectively.

NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS
----------------------------------------------

     As of December 31, 2004 and 2003, the gross and net amounts of intangible assets, excluding goodwill were:

                                                                   2004
                                               --------------------------------------------
                                                  Gross                               Net
                                                Carrying        Accumulated        Carrying
                                                 Amount        Amortization         Amount
                                               ---------       ------------       ----------
Patents and licenses                           $    11.8         $   (1.8)        $    10.0
Customer/Distributor relationships                  17.9             (0.6)             17.3
Completed technology                                14.5             (0.3)             14.2
Pension intangible asset                            20.5              -                20.5
Other                                               29.4            (10.0)             19.4
                                               ---------         --------         ---------

     Total                                     $    94.1         $  (12.7)        $    81.4
                                               =========         ========         =========

                                                                   2003
                                               --------------------------------------------
                                                  Gross                               Net
                                                Carrying        Accumulated        Carrying
                                                 Amount        Amortization         Amount
                                               ---------       ------------       ----------
Patents and licenses                           $     5.4         $   (1.4)        $     4.0
Pension intangible asset                            14.8              -                14.8
Other                                               23.7             (7.9)             15.8
                                               ---------         --------         ---------

     Total                                     $    43.9         $   (9.3)        $    34.6
                                               =========         ========         =========

----------------------------------------------

     The Company recorded amortization expense related to these intangible assets of $2.7, $1.4 and $3.1 for the years ended December 31, 2004, 2003 and 2002, respectively. The estimated aggregate amortization expense to be recorded in each of the next five succeeding years is as follows:

                    2005              $5.5
                    2006              $5.3
                    2007              $5.2
                    2008              $5.2
                    2009              $5.1

     The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

                                             2004                  2003
                                             ----                  ----

Beginning balance                          $      67.8           $      56.1
Change from acquisitions                           3.0                   5.2
Translation                                        5.1                   6.5
                                           -----------           -----------

Total ending balance                       $      75.9           $      67.8
                                           ===========           ===========

     The Company tests the carrying value of goodwill for impairment annually, as required by SFAS No. 142, "Goodwill and Other Intangible Assets." The Company completed its tests for impairment of goodwill during the three month period ended September 30, 2004. No impairments were identified as a result of the tests performed.

     In the three month period ended September 30, 2004, the Company acquired the Silicone Division of NUC (see Note 3). The Company assigned the following amounts and estimated useful lives to the intangible assets identified in this transaction:

                                                                   Weighted-
                                            Amount                  Average
                                           Assigned              Life (Years)
                                           ---------             ------------

Customer/Distributor relationships         $    17.9               $     7.0
Completed technology                            14.5                    14.0
Patents                                          5.9                    14.0
                                           ---------               ---------

     Total                                 $    38.3               $    10.7
                                           =========               =========

     None of the intangible assets acquired from NUC have significant residual value. The amount assigned to the intangible assets will be amortized on a straight-line basis over the applicable estimated useful lives. No research and development assets were acquired from NUC as part of this transaction. Goodwill of $3.0 was recognized by the Company from the NUC acquisition.

NOTE 11 - RESTRICTED ASSETS
---------------------------

     The composition of restricted investments as of December 31, 2004 and 2003 are as follows:

                                                        2004           2003
                                                        ----           ----

Restricted Securities:
     U.S. government obligations                      $     3.0      $     4.9
     U.S. government agency obligations                     7.2           13.4
     Mortgage-backed & asset backed securities              2.8            3.1
     Corporate bonds                                        9.7           17.6
     Municipal securities                                   -             48.9
     Foreign bonds                                          -              0.5
     Foreign bank deposit                                   1.8            -
     Money market funds                                    31.3          189.1
                                                      ---------      ---------

Total Restricted Securities                           $    55.8      $   277.5
                                                      =========      =========

---------------------------

     The contractual maturities of restricted securities at December 31, 2004 and 2003 are as follows:

                                                   2004              2003
                                                   ----              ----

Mature in one year or less                       $    37.4         $   241.8
Mature after on year through five years                9.0              16.1
Mature after five years                                9.4              19.6
                                                 ---------         ---------

Total restricted securities                      $    55.8         $   277.5
                                                 =========         =========

     Restricted assets consist principally of money market funds, but also include obligations backed by the U.S. Government or one of its agencies and corporate and municipal issue bonds, which have been classified as "available for sale" in conformity with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The aggregate carrying value of the marketable securities classified as restricted assets approximates the fair market value. Fair values are determined based on quoted market prices or, if quoted market prices are not available, on market prices of comparable instruments. For purposes of computing realized gain or loss on the disposition of restricted assets, the specific identification method is used. Restricted assets are included in the captions "Restricted insurance proceeds" and "Restricted investments" in the "Other Assets" section of the consolidated balance sheets.

     The Company has Letters of Credit outstanding of $28.7 and $46.1 at December 31, 2004 and 2003, respectively, for which the Company has legally restricted funds to serve as collateral for the purpose of reducing the effective cost of those letters of credit. As of December 31, 2004 and 2003, the Company had $30.3 and $46.7, respectively, of funds restricted to support these obligations. In addition, the Company had foreign bank deposits of $1.8 at December 31, 2004 included in restricted assets.

     In order to comply with certain environmental regulations, as of December 31, 2004 and 2003, the Company maintained $23.7 and $23.4, respectively in certain trusts in order to provide financial assurance for the potential payment of aggregate estimated closure, post-closure, corrective action and potential liability costs associated with the operation of hazardous waste storage facilities at certain plant sites (see Note 16 for further discussion). Those amounts are included in the caption "Restricted investments" in the consolidated balance sheets.

     As of December 31, 2003, $207.4 of cash proceeds from breast implant products liability insurers (the "Insurers"), including investment income earned thereon, was restricted as to its use pursuant to orders of the Bankruptcy Court. This balances is included in the caption "Restricted insurance proceeds" in the consolidated balance sheets and was invested in investment categories approved by the Bankruptcy Court. Cash proceeds from the Insurers and related interest have been, and will be, applied toward the Company's payment obligations under various funding agreements related to implementation of the Company's Chapter 11 plan of reorganization (see Note 17). A majority of the "Restricted insurance proceeds" and the "Anticipated implant insurance receivable" recorded in the consolidated balance sheets relate to the Shared Insurance Assets. The term "Shared Insurance Assets" is defined in Note 17. All future settlements of policies naming the Company as a co-insured will not be subject to the approval of the Bankruptcy Court, because the Company has emerged from the Chapter 11 Proceeding. However, one insurance policy settlement that was reached prior to the Effective Date continues to be subject to approval of the Bankruptcy Court. See discussion of "Insurance Allocation Agreement" in Note 17 for related information. As of December 31, 2004 there were no restricted insurance assets.

NOTE 12 - NOTES PAYABLE AND CREDIT FACILITIES
---------------------------------------------

     Notes payable include amounts outstanding under short-term lines of credit and were $5.6 and $7.5 at December 31, 2004 and 2003, respectively. The carrying amounts of these short-term borrowings approximated their fair value. Notes payable included under "Liabilities Subject to Compromise" at December 31, 2003 were $375.0, representing amounts outstanding under a revolving credit agreement. Upon emergence from Chapter 11 in June 2004, the Company repaid the $375.0 outstanding under this revolving credit agreement.

     DCTS maintains an accounts receivable securitization facility with its primary bank. The discount rate under this facility is TIBOR plus 0.25%. Pursuant to this facility, DCTS has sold accounts receivable in the amount of $197.7 to such bank in exchange for $197.6 during 2004, and $171.2 was sold to such bank in exchange for $171.1 in 2003. Under the facility, DCTS retains no interest in the accounts receivable. However, it maintains insurance to protect 95% of the receivables liquidated under the program; premiums for such insurance of $0.2 were paid in each of the years 2004 and 2003. As of December 31, 2004 and 2003, $27.3 and $26.1, respectively, remained outstanding under the facility.

---------------------------------------------

     On December 16, 2004, the Company entered into a $500.0 unsecured revolving credit agreement with a syndicate of commercial banks, which expires on December 16, 2009. This agreement replaced the $500.0 364-day revolving credit agreement dated June 1, 2004. The new revolving credit agreement allows for borrowing in various currencies for general corporate purposes of the Company and its subsidiaries. These credit facilities require the payment of commitment fees. As of December 31, 2004, these credit lines were unused.

     In addition, the Company had unused and committed credit facilities for use by foreign subsidiaries at December 31, 2004 and 2003 with various U.S. and foreign banks totaling $130.3 and $110.0, respectively. These credit facilities require the payment of commitment fees. The Company intends to renew these facilities at their respective maturities. These facilities are available in support of working capital requirements.

NOTE 13 - MANAGEMENT VARIABLE COMPENSATION
------------------------------------------

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

     The StARs Plan was designed to provide a long-term compensation component for key employees in order to create a sense of ownership and to promote long-term Company success. The value of a StARs Unit was based on a metric of Company financial performance. The intrinsic value of a StARs Unit was equal to the current value of a StARs Unit less its value at the time it was granted to the participant. The StARS Plan had a three-year vesting period, during which time the awarded StARs Units could not be exercised. After the StARs Units were vested, the StARS Plan had a seven-year period in which the StARs Units must be exercised or forfeited.

     In December 2002, the Company decided to modify the StARs Plan in order to limit the future liabilities of the Company in the event that StARs Unit values increased at rates not originally intended when the StARs Plan was structured. As a result, pursuant to agreements with participants, the StARs Plans for years 1992 through 2002 were modified to reflect a fixed net value to participants for each outstanding StARs Unit in each such StARs Plan year. The vesting schedule for unvested shares remained unchanged, but the dates of future cash payments to participants were fixed. Management believes that despite these modifications, the StARs Plan continues to achieve its intended purpose of rewarding and retaining key employees.

     Based on these changes to the StARs Plan, the Company reported expenses of $68.8 for the year ended December 31, 2002 within the caption "Marketing and administrative expenses," such amount being equal to the $77.0 liability of the StARs Plan after modifications less the $8.2 liability before modifications. The liability recorded for the StARS Plan was $48.1 and $52.3 at December 31, 2004 and 2003, respectively.

     The PEP Plan was initiated in 2003 as a replacement for the StARs Plan. The liability for the PEP Plan was $48.4 at December 31, 2004 and $7.9 at December 31, 2003.

NOTE 14 - LONG-TERM DEBT
------------------------

     Long-term debt at December 31, 2004 and 2003 consisted of the following:

                                                                2004                  2003
                                                                ----                  ----
Long-Term Debt
     Fixed rate notes due 2004
         3.95-5.84% at December 31, 2003                      $     -               $    2.0
     Fixed rate note due 2005
         6.50% at December 31, 2004                           $     2.8             $    5.0
     Fixed rate note due 2006
         4.70% at December 31, 2004                           $     8.6             $    8.1
     Variable rate notes due 2007
         2.88% at December 31, 2004                           $     2.2             $    2.7
     Fixed rate notes due 2007
         4.35-5.85% at December 31, 2004                      $     9.4             $   11.3
     Fixed rate note due 2015
         6.36% at December 31, 2004                           $    11.2             $   11.0
     Variable rate bonds due 2019
         2.44% at December 31, 2004                           $     5.8             $    -
     Other obligations and capital leases
         5.39-6.40% at December 31, 2004                      $    28.5             $   21.3
                                                              ---------             --------

Total Long-Term Debt                                               68.5                 61.4
     Less - payments due within one year                            8.3                  9.2
                                                              ---------             --------

Total Long-Term Debt Due after one year                       $    60.2             $   52.2
                                                              =========             ========

Liabilities subject to Compromise - Long-Term Debt:
     9.375% debentures due 2008                               $     -               $   75.0
     8.15% debentures due 2029                                      -                   50.0
     8.125-9.50% medium-term notes due 1995-2001,
       8.71% average rate                                           -                   34.5
     Variable rate notes due 1995-1998, 6.688-7.234%                -                   84.8
     Japanese yen notes due 1998, 5.55%                             -                   29.4
                                                              ---------             --------

Total Liabilities Subject to Compromise - Long-Term Debt      $     -               $  273.7
                                                              =========             ========

     The fair value of the Company's long-term debt, including the portion due within one year, approximated its book value of $68.5 at December 31, 2004. At December 31, 2003, the fair value of the long-term debt, including the portion due within one year, approximated the book value of $61.4. The Company was unable to estimate the fair value of the long-term debt included under the caption "Liabilities Subject to Compromise" in the table above and in the consolidated balance sheets at December 31, 2003, due to the uncertainty associated with the Company's filing for protection under Chapter 11 of the Bankruptcy Code.

     Annual aggregate maturities of the long-term debt of the Company are: $8.3 in 2005, $14.0 in 2006, $5.8 in 2007, $2.0 in 2008, $2.1 in 2009 and $36.3
thereafter.

     Upon emergence from Chapter 11 in June 2004, the Company repaid $273.7 of long-term debt classified as "Liabilities Subject to Compromise" in the consolidated balance sheets.

     Cash paid during the year for interest was $679.3 in 2004, $5.4 in 2003 and $5.0 in 2002. Cash paid for interest in 2004 includes the payment of $673.8 in accrued interest on pre-petition debt, payables, and other liabilities upon the Company's emergence from Chapter 11 in June 2004.

NOTE 15 - PENSION AND OTHER POSTRETIREMENT BENEFITS
---------------------------------------------------

     The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees. The Company also has various defined contribution and savings plans covering certain employees. The components of pension expense for the Company's domestic and foreign plans are set forth below for the years ended December 31, 2004, 2003 and 2002:

                                                                      2004             2003              2002
                                                                      ----             ----              ----
Defined Benefit Plans:
     Service cost                                                  $    37.4         $   34.0         $    30.4
     Interest cost on projected benefit obligations                     81.2             77.6              72.6
     Expected return on plan assets                                    (74.2)           (74.3)            (70.9)
     Net amortization of losses                                         21.9             12.5               5.2
     Curtailments, settlements, and special termination benefits         7.2              -                 7.6
                                                                   ---------         --------         ---------

Total Defined Benefit Plans                                             73.5             49.8              44.9

Defined Contribution and Savings Plans                                  17.0             18.9              19.1
                                                                   ---------         --------         ---------

Total Pension Expense                                              $    90.5         $   68.7         $    64.0
                                                                   =========         ========         =========

     On April 5, 2004, Dow Corning announced a global workforce reduction, which was primarily the result of internal restructuring. The Company accounted for the workforce reduction under the guidelines of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." During the year ended December 31, 2004, the Company recognized pre-tax charges related to its defined benefit plans of $2.7 for special termination benefits and the effect of curtailment. In addition, the Company accounted for the effects of the workforce reduction on its U.S. Retiree Medical Plan by recognizing a pre-tax charge of $0.7 for special termination benefits and pre-tax income of $0.7 for curtailment.

     The Company settled a portion of its obligation under defined benefit plans during 2004 through lump sum payments to participants and annuity arrangements with third-party financial institutions. The reduction in these obligations was accounted for as settlements under SFAS No. 88 and resulted in settlement expense of $4.5 from early recognition of unrealized actuarial losses.

     The majority of the Company's defined benefit employee retirement plans have a measurement date of December 31 of the applicable year. The following table reconciles the defined benefit plans' funded status with amounts recognized in the Company's consolidated balance sheets at December 31, 2004 and 2003, respectively as part of other assets, other long-term liabilities, and liabilities subject to compromise:

                                                                2004                    2003
                                                                ----                    ----
Net Accrued Pension Liability:
     Projected benefit obligation in excess of plan assets    $    (541.4)          $    (532.6)
     Unrecognized net loss                                          406.7                 386.1
     Unrecognized prior service costs                                21.4                  16.1
     Unrecognized net transition obligation                           1.0                   1.1
     Minimum pension liability                                     (229.3)               (224.3)
     Intangible asset                                                20.5                  15.4
                                                              -----------           -----------

Net Accrued Pension Liability                                 $    (321.1)          $    (338.2)
                                                              ===========           ===========

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets for the year ended December 31, 2004 and 2003 are as follows:

                                                                2004                    2003
                                                                ----                    ----
Projected benefit obligation                                  $   1,491.6           $   1,374.8
Accumulated benefit obligation                                    1,302.4               1,206.1
Fair value of plan assets                                           959.9                 851.1

---------------------------------------------------

     The following table provides a reconciliation of beginning and ending balances of the projected benefit obligation as of December 31, 2004 and 2003:

                                                                2004                    2003
                                                                ----                    ----
Projected Benefit Obligation:
     Projected benefit obligation, beginning of year          $   1,418.2           $   1,253.6
     Service cost                                                    37.4                  34.0
     Interest cost                                                   81.2                  77.6
     Actuarial losses                                                58.3                  74.7
     Foreign currency exchange rate changes                          36.1                  49.6
     Benefits paid and settlements                                  (93.9)                (78.2)
     Curtailments and special termination benefits                   (2.6)                  5.7
     Other                                                           10.8                   1.5
                                                              -----------           -----------

Projected benefit obligation, end of year                     $   1,545.5           $   1,418.2
                                                              ===========           ===========

       The following table provides a reconciliation of the beginning and ending balances of the fair value of plan assets as of December 31, 2004 and 2003:

                                                                2004                    2003
                                                                ----                    ----
Fair Value of Plan Assets
     Fair value of plan assets, beginning of year             $     885.6           $     693.8
     Actual return on plan assets                                    92.5                 177.9
     Foreign currency exchange rate changes                          23.4                  28.6
     Contributions by the employer                                   93.7                  61.8
     Contributions by plan participants                               2.0                   1.7
     Benefits paid and settlements                                  (93.9)                (78.2)
     Other                                                            0.7                   -
                                                              -----------           -----------

Fair Value of Plan Assets, End of Year                        $   1,004.0           $     885.6
                                                              ===========           ===========

     For the United States defined benefit plan, as of December 31, 2004 and 2003, the fair value of plan assets included 65% and 69% of equity securities and 35% and 31% of debt securities, respectively. The plan targets an asset allocation of 55%-75% equity securities and 25%-45% debt securities.

     The Company's funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Of the defined benefit plans maintained by the Company, the U.S. plans covering the parent company are the largest plans. Contributions to the U.S. defined benefit plans for the year ended December 31, 2004 totaled $68.8. Contributions of approximately $25.0 are planned for the U.S. plans in 2005.

     Of the defined contribution and savings plans maintained by the Company, the U.S. plan covering the parent company is the largest plan. Employer matching contributions for the U.S. defined contribution plan for the year ended December 31, 2004 totaled $10.4. The Company expects to make contributions of approximately $10.0 during 2005.

---------------------------------------------------

     The weighted-average assumptions used to determine the benefit obligation and to determine the net benefit costs are shown in the following table. Discount rates and rates of increase in future compensation are weighted based upon the projected benefit obligations of the respective plans. The expected long-term rate of return on plan assets is weighted based on total plan assets for each plan at year end. The long-term rate of return on plan assets assumption is determined considering historical returns and expected future asset allocation and returns for each plan.

                                          Benefit Obligations               Net Periodic Cost for
                                            At December 31               the year ended December 31
                                      --------------------------         --------------------------
                                        2004              2003             2004              2003
                                        ----              ----             ----              ----
Discount rate                          5.68%             5.85%            5.85%             6.30%
Rate of increase in future
  compensation levels                  4.20%             4.19%            4.19%             5.00%
Expected long-term rate of
  return on plan assets                8.22%             8.24%            8.24%             8.60%

     For the December 31, 2004 measurement date, the Company, upon advice from its actuaries, employed a new method to determine the discount rate to be used for the U.S. defined benefit pension plans. In the past, the Company had determined the applicable discount rate by reference to a bond index. In 2004, the Company used a bond mapping analysis, which matches cash flows from a hypothetical portfolio of corporate bonds against the estimated future benefit payments of the plans, to arrive at an effective discount rate.

     The Company expects to pay benefits under its defined benefit plans in future periods as detailed in the following table. The expected benefits have been estimated based on the same assumptions used to measure the Company's benefit obligation as of December 31, 2004 and include benefits attributable to future employee service.

                                Estimated Future
                                Benefit Payments
                                ----------------

                     2005           $   80.5
                     2006               78.3
                     2007               80.3
                     2008               80.5
                     2009               80.7
                2010-2014              433.7

     In addition to providing pension benefits, the Company, primarily in the United States, provides certain health care and life insurance benefits for most retired employees. The cost of providing these benefits to retirees outside the United States is not significant. The Company's health care and life insurance benefit plan has a measurement date of December 31 of the applicable year. Net periodic postretirement benefit cost includes the following components as of December 31, 2004, 2003 and 2002:

                                                                   2004             2003              2002
                                                                   ----             ----              ----
Net Periodic Postretirement Benefit Cost:
     Service cost                                               $     4.4         $    3.9         $     4.2
     Interest cost                                                   15.9             18.2              16.5
     Amortization of prior service benefits                          (4.6)            (0.8)             (0.8)
     Amortization of actuarial losses                                 2.3              1.2               -
                                                                ---------         --------         ---------

Total Net Periodic Postretirement Benefit Cost                  $    18.0         $   22.5         $    19.9
                                                                =========         ========         =========

---------------------------------------------------

     The following table presents a reconciliation of the beginning and ending balances as of December 31, 2004 and 2003 of the accumulated postretirement benefit obligation, as well as the accrued postretirement benefit cost recognized in the Company's consolidated balance sheets as part of other long-term liabilities and liabilities subject to compromise.

                                                                2004                    2003
                                                                ----                    ----
Accumulated Postretirement Benefit Obligation:
     Accrued postretirement benefit obligation at
       beginning of year                                      $     267.3           $     276.5
     Service cost                                                     4.4                   3.9
     Interest cost                                                   15.9                  18.2
     Actuarial loss                                                  20.6                  16.3
     Curtailment and special termination benefits                     0.4                   -
     Plan change                                                     (7.9)                (33.4)
     Benefits paid                                                  (18.9)                (14.2)
                                                              -----------           -----------

Accumulated Postretirement Benefit Obligation at End of Year        281.8                 267.3

     Unrecognized prior service benefit                              42.5                  40.0
     Unrecognized net loss                                          (85.1)                (67.0)
                                                              -----------           -----------

Total Accrued Postretirement Benefit Obligation               $     239.2           $     240.3
                                                              ===========           ===========

     The Company adopted FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," effective April 30, 2004. FSP FAS 106-2 of the same title superseded this FSP in June 2004. The adoption of these FSP's reduced the accumulated post retirement benefit obligation related to the Company's retiree health care and life insurance benefit plans by $6.1 at April 30, 2004. In addition, the adoption of these FSP's reduced the net periodic benefit cost recognized for these plans by $0.5 during the year ended December 31, 2004.

     In 1992, the Company amended its retiree health care benefit plan to require that, beginning in 1994, employees must have a certain number of years of service to be eligible for any retiree health care benefit. This amendment resulted in the Company recording an unrecognized negative prior service cost, which is being amortized in the consolidated statement of operations. The retiree health care plan provides for certain cost sharing changes that limit the Company's share of retiree health care costs. The Company continues to fund benefit costs on a pay-as-you-go basis with the retiree paying a portion of the costs. In 2003, the Company amended its retiree health care benefit plan to discontinue certain previously offered healthcare options and replace such options with more cost effective alternatives and also changed its methodology for coordination with Medicare. This had the effect of reducing the accrued postretirement benefit obligation by $33.4 in 2003.

     The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.00% in 2004 and was assumed to decrease gradually to 5.00% in 2010 and remain at that level thereafter. For retirees under age 65, plan features limit the health care cost trend rate assumption to a maximum of 8.0% for years 1994 and later. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 5.82% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2004 by 6.52%. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by 5.11% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2004 by 5.64%.

     The discount rate used in determining the accumulated postretirement benefit obligation was 6.00% at December 31, 2004 and 6.25% at December 31, 2003.

---------------------------------------------------

     The Company funds most of the cost of the postretirement health care and life insurance benefits as incurred. Benefit payments to retirees totaled $18.9 for the year ended December 31, 2004. The Company expects to pay future benefits under its postretirement health care and life insurance benefit plan as detailed in the following table. The expected payments have been estimated based on the same assumptions used to measure the Company's postretirement benefit obligations as of December 31, 2004.

                                Estimated Future
                                 Postretirement
                                Benefit Payments
                                ----------------

                     2005           $   19.2
                     2006               19.9
                     2007               19.7
                     2008               20.0
                     2009               19.8
                2010-2014              104.5

NOTE 16 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Chapter 11 Related Matters
--------------------------

Insurance
---------

     The Company had a substantial amount of unexhausted products liability insurance coverage with respect to breast implant lawsuits and claims. A substantial number of the Company's insurers reserved the right to deny coverage, in whole or in part, due to differing legal theories. Litigation between the Company and its insurers ("Litigating Insurers") regarding coverage for products liability was conducted between 1993 and 1999. This litigation resulted in judicial rulings substantially in favor of the Company's position regarding its insurance coverage. As a result, a majority of the Litigating Insurers have reached settlements with the Company. The Company is continuing settlement negotiations with the remaining Litigating Insurers, previously settling insurers who claim a reimbursement right with respect to a portion of previously paid insurance proceeds, and other insurers that were not involved in the litigation.

     Of the total "Anticipated implant insurance receivable" of $307.8 as of December 31, 2004, $73.5 related to insurance that has not yet been settled with certain of the Company's insurance carriers and $234.3 represented amounts to be received by the Company pursuant to settlements with other of the Company's insurance carriers.

     The principal uncertainties that exist with respect to the realization of the "Anticipated implant insurance receivable" include the ultimate cost of resolving implant litigation and claims, the results of settlement negotiations with insurers, and the extent to which insurers may become insolvent in the future. Management believes that, while uncertainties regarding this asset continue to exist, these uncertainties are not reasonably likely to result in a material adverse change to the Company's financial position or results of operations, and that it is probable that this asset will ultimately be realized. This belief is further supported by the fact that the Company received insurance recoveries of $1,268.3 from September 1, 1994 through December 31, 2004, and entered into settlements with certain insurers for future reimbursement.

Implant Reserve
---------------

     As of December 31, 2004 and 2003, the Company's "Implant reserve" recorded in the consolidated balance sheets was $1,884.9 and $2,249.9, respectively, to reflect the Company's estimated remaining obligation to fund breast implant claims resolution pursuant to the Company's Chapter 11 plan of reorganization and other breast implant litigation related matters (see Note 17 for further discussion).

Accrued Interest
----------------

     As of December 31, 2004 and 2003, the amount of interest included in the caption "Accrued interest" recorded in the consolidated balance sheets related to the Company's potential obligation to pay interest to its commercial creditors in the Chapter 11 Proceeding was $63.5 and $650.9, respectively. The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the U.S. Court of Appeals for the Sixth Circuit (see Note 17 for further discussion).

---------------------------------------

Co-Insurance Payable
--------------------

     As of December 31, 2004 and 2003, the amount payable pursuant to the "Insurance Allocation Agreement" included in the caption "Co-insurance payable" recorded in the consolidated balance sheets was $48.9 and $79.7, respectively (see Note 17 for further discussion).

Tax Matters
-----------

     In May 1999, the Company received a Statutory Notice of Deficiency (the "Notice") from the United States Internal Revenue Service ("IRS"). The Notice asserts tax deficiencies totaling approximately $65.3 relating to the Company's consolidated federal income tax returns for the 1995 and 1996 calendar years. Management believes that the deficiencies asserted by the IRS are excessive and is vigorously contesting the IRS' claims. Management anticipates that this matter will be resolved by the U.S. District Court for the Eastern District of Michigan (the "U.S. District Court in Michigan"), which retains jurisdiction over items that occurred during the Chapter 11 Proceeding and believes that such resolution will not have a material adverse impact on the Company's consolidated financial position or results of operations. The Company has been engaged in discussions with the IRS in an effort to resolve this matter, and several of the relevant issues are currently pending before the U.S. District Court in Michigan.

     In August 2004, the Company received a Notice of Proposed Adjustment (the "Adjustment Notice") from the IRS related to the Company's consolidated federal income tax returns for the 1997, 1998, and 1999 calendar years. If the IRS prevails with respect to the issues identified in the Adjustment Notice, the amount of a resulting tax deficiency would total approximately $116.9. Management believes that the deficiencies asserted by the IRS are excessive and will vigorously contest the IRS' claims. Management believes that the resolution of the issues identified in the Adjustment Notice will not have a material adverse impact on the Company's consolidated financial position or results of operations.

Risks and Uncertainties
-----------------------

     While the Company does not anticipate a need to further revise amounts recorded in its consolidated financial statements for these Chapter 11 related matters, as additional facts and circumstances develop, it is at least reasonably possible that amounts recorded in the Company's consolidated financial statements may be revised. Future revisions, if required, could have a material effect on the Company's financial position or results of operations in the period or periods in which such revisions are recorded. Since any specific future developments, and the impact such developments might have on amounts recorded in the Company's consolidated financial statements, are unknown at this time, an estimate of possible future adjustments cannot be made.

Environmental Matters
---------------------

     The Company had been advised by the United States Environmental Protection Agency ("EPA") or by similar state and non-U.S. national regulatory agencies that the Company, together with others, is a Potentially Responsible Party ("PRP") with respect to a portion of the cleanup costs and other related matters involving a number of abandoned hazardous waste disposal sites. Management believes that there are 11 sites at which the Company may have some liability, although management expects to settle the Company's liability for four of these sites for de minimis amounts. Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRP's at those sites at which management believes the Company may have more than a de minimis liability is $5.8. Management cannot estimate the aggregate liability for all PRP's at all of the sites at which management expects the Company has a de minimis liability.

     The Company records, on an undiscounted basis, accruals for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The amount accrued for environmental matters as of December 31, 2004 and 2003, was $2.9 and $3.3 respectively. In addition, receivables of $0.1 for probable third-party recoveries have been recorded related to these environmental matters.

     As additional facts and circumstances develop, it is at least reasonably possible that either the accrued liability or the recorded receivable related to environmental matters may be revised. While there are a number of uncertainties with respect to the Company's estimate of its ultimate liability for cleanup costs at these hazardous waste disposal sites, management believes that any costs incurred in excess of those accrued will not have a material adverse impact on the Company's consolidated financial position or results of operations. This opinion is based upon the number of identified PRP's at each site, the number of such PRP's that are believed by management to be financially capable of paying their share of the ultimate liability, and the portion of waste sent to the sites for which management believes the Company might be held responsible based on available records.

---------------------------------------

     As a result of financial provisions recorded with respect to breast implant liabilities, the Company has been unable to meet certain federal and state environmental statutory financial ratio tests. Consequently, in order for the Company to continue to operate hazardous waste storage facilities at certain plant sites, the states involved have required the Company to establish trusts to provide for aggregate estimated closure, post-closure, corrective action and potential liability costs. These trusts aggregated $23.7 and were fully funded as of December 31, 2004. Interest on the funds held in trust will be available to the Company under certain circumstances, and the amount required to be held in trust may vary annually. At such time as the Company satisfies the above referenced financial ratio tests, or the Company no longer needs or closes the permitted facilities, the funds then remaining in these trusts will revert to the Company.

Other Regulatory Matters
------------------------

     Companies that manufacture and sell chemical products may experience risks under current or future laws and regulations, which may result in significant costs and liabilities. The Company routinely conducts health, toxicological and environmental tests of its products. The Company cannot predict what future legal, regulatory or other actions, if any, may be taken regarding the Company's products or the consequences of their production and sale. Such actions could result in significant losses, and there can be no assurance that significant losses would not be incurred. However, based on currently available information, the Company's management does not believe that any such actions would have a material adverse effect on the Company's financial condition or results of operations.

Leases
------

     The Company leases certain real and personal property under agreements that generally require the Company to pay for maintenance, insurance and taxes. Rental expense was $32.2 in 2004, $35.2 in 2003 and $37.9 in 2002. The minimum future rental payments required under noncancellable operating leases at December 31, 2004, in the aggregate, are $153.9 including the following amounts due in each of the next five years: 2005 - $24.3, 2006 - $18.6, 2007 - $15.5,
2008 - $12.1 and 2009 - $11.1.

Guarantees
----------

     Guarantees arise during the ordinary course of business from relationships with customers, employees and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. The maximum amount of potential future payments under such guarantees of the Company was $7.9 and $8.9 at December 31, 2004 and 2003, respectively, primarily related to guarantees of housing loan obligations of certain employees of the Company's subsidiaries in Japan. Such guarantees have various expiration dates and typically span approximately 20 years. The Company's estimated potential obligation under these guarantees is not material to the consolidated financial statements and no liability has been recorded on the Company's consolidated balance sheets for the years ended December 31, 2004 and 2003.

     The Company also has guarantees related to its performance under certain operating lease arrangements and the residual value of leased assets. If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Expiration dates vary, and certain leases contain renewal options. The maximum amount of future payments the Company was potentially obligated to make for guarantees of residual values of leased assets was $5.3 and $2.6 at December 31, 2004 and 2003, respectively. Management believes that, based on facts and circumstances, the Company's estimated potential obligation under its residual value lease guarantees is not material to the Company's consolidated financial statements and as such, no liability has been recorded on the Company's consolidated balance sheets for the years ended December 31, 2004 and 2003.

Warranties
----------

     In the normal course of business to facilitate sales of its products, the Company has issued product warranties, and it has entered into contracts and purchase orders that often contain standard terms and conditions that typically include a warranty. The Company's warranty activities do not have a material impact on the Company's consolidated financial position or results of operations.

NOTE 17 - PROCEEDING UNDER CHAPTER 11
-------------------------------------

Plan of Reorganization
----------------------

     In 1999,  the Company,  with the Committee of Tort  Claimants,  a committee appointed in the Chapter 11 Proceeding to represent products liability claimants, filed a joint plan of reorganization (the "Joint Plan of Reorganization") and a related disclosure statement. In November 1999, the Bankruptcy Court issued an order confirming the Joint Plan of Reorganization, (the "Confirmation Order"). After various appeals of the Confirmation Order, the Joint Plan of Reorganization became effective on the Effective Date. The Joint Plan of Reorganization provides funding for the resolution of breast implant and other products liability litigation covered by the Chapter 11 Proceeding through several settlement options or through litigation and for the satisfaction of commercial creditor claims.

Breast Implant and Other Products Liability Claims
--------------------------------------------------

     Products liability claims to be resolved by settlement will be administered by a settlement facility (the "Settlement Facility"), and products liability claims to be resolved by litigation will be defended by a litigation facility (the "Litigation Facility"). Under the Joint Plan of Reorganization, the present value of the total amount of payments by the Company committed to resolve products liability claims will not exceed $2.35 billion valued as of the Effective Date. Of this amount, no more than $400.0 will be used to fund the Litigation Facility. Payments made by the Company will be placed in a trust and withdrawn by the Settlement Facility to pay eligible settling claimants and to cover the Settlement Facility's operating expenses. Amounts will also be withdrawn from the trust as necessary to fund the resolution of claims via the Litigation Facility and the operational expenses of the Litigation Facility.

     Under the Joint Plan of Reorganization, the Settlement Facility will allow breast implant claimants who choose to settle their claims against the Company and who meet certain documentation and eligibility criteria to combine up to three settlement options, which will result in Base Payments for U.S. breast implant claimants ranging from $2 thousand to more than $250 thousand. Settlement payments to non-U.S. breast implant claimants under the Joint Plan of Reorganization will be equal to either 35% or 60% of similar payments made to U.S. breast implant claimants, depending on the country of residence of the non-U.S. breast implant claimant receiving settlement payments. These reduced amounts are designed to account for differing local economic and legal system factors. Furthermore, the Joint Plan of Reorganization incorporates the terms and conditions of three Canadian class action settlements in the provinces of Ontario, Quebec, and British Columbia, Canada and a settlement of Australia breast implant litigation.

     Under the Joint Plan of Reorganization, products liability claimants choosing to litigate their claims will be required to pursue their claims through litigation against the Litigation Facility, including a mandated pre-trial mediation program. The deadline for claimants to elect to file a notice of intent to litigate has passed. Those claimants who failed to file the notice of intent to litigate are prohibited from litigating their claims. The Company contemplates that the litigation process will include certain common issues procedures (the "Common Issues Procedures") to resolve the issue of whether silicone implants cause the diseases alleged by the products liability claimants. The U.S. District Court in Michigan will ultimately determine whether the Common Issues Procedures will be implemented. The result of implementing the Common Issues Procedures will not affect those claimants who choose to resolve their claims through the Settlement Facility.

     In 1997, the Company filed an objection with the Bankruptcy Court challenging all claims alleging that silicone breast implants caused disease and a motion for summary judgment requesting that the Bankruptcy Court dismiss all such claims on the basis that there is no scientifically valid evidence sufficient to support such claims. The Bankruptcy Court recommended that the U.S. District Court for the Eastern District of Michigan should take responsibility for ruling on these issues. The U.S. District Court in Michigan accepted that responsibility, but indicated that it would not rule on these issues until after the Joint Plan of Reorganization becomes effective and that it would do so in the context of the Common Issues Procedures discussed above. The U.S. District Court in Michigan also indicated that the 1998 report of the National Science Panel, established by the U.S. District Court for the Northern District of Alabama, may be used in connection with resolving the issue of whether silicone gel implants cause the diseases claimed by those who assert such claims. The report concluded that the weight of scientific evidence does not indicate a link between silicone breast implants and systemic diseases, such as connective tissue diseases, related signs and symptoms and immune system dysfunction.

     If use of the Common Issues Procedures results in a conclusion that silicone implants do not cause disease, some or all disease claims against the Litigation Facility may be disallowed and some or all products liability claimants choosing to resolve their disease claims by litigation may not receive any distribution from the Litigation Facility. If use of the Common Issues Procedures results in a conclusion that silicone implants do cause disease, individual claims that remain against the Litigation Facility would be resolved through further litigation or settlement. In any event, non-disease claims could continue to proceed against the Litigation Facility. The Joint Plan of Reorganization also contemplates that other Common Issues Procedures may be requested by the Litigation Facility. Claimants who choose to pursue their claim(s) against the Company through the Litigation Facility would forego any right to receive benefits under the various settlement options provided through the Settlement Facility.

     The Joint Plan of Reorganization provides that punitive damage claims will not be allowed.

-------------------------------------

Funding the Settlement and Litigation Facilities
------------------------------------------------

     The Company will fund the Settlement Facility and the Litigation Facility (collectively, the "Facilities") over a 16-year period, commencing at the Effective Date. The Company anticipates that it will be able to meet its payment obligations to the Facilities utilizing cash flow from operations, insurance proceeds and/or prospective borrowings. Under certain circumstances, the Company will also have access to a ten-year unsecured revolving credit commitment, established by Dow Chemical and Corning, to assist in the timely funding of the Facilities. During the first five years of this revolving credit commitment, the maximum aggregate amount available to the Company will be $300.0, thereafter decreasing by $50.0 per year. Borrowings under this revolving credit commitment will only be permitted in the event that the Company is unable to meet its payment obligations to fund the Facilities.

     Funds will be paid by the Company (a) to the Settlement Facility with respect to products liability claims, as such claims are processed and allowed by the Settlement Facility, and (b) via the Settlement Facility with respect to products liability claims allowed through the Litigation Facility, as such claims are resolved. Future insurance settlements will be paid by Insurers directly to the Settlement Facility on behalf of the Company. The amount of funds to be paid by or on behalf of the Company are subject to annual and aggregate funding limits. The Company has made payments of $1,383.9 to the Settlement Facility through December 31, 2004.

     Based on funding agreements relating to the amount and timing of the Company's payment obligations to the Settlement Facility, payments to the Settlement Facility will be made on a periodic basis until such payment obligations are met. These funding agreements restrict the application of payments made by the Company in advance of their due dates (the "Early Payments"). Under these funding agreements, the Company will receive credit for the future value equivalent, at the due date of the scheduled payment obligations, of the Early Payments using a discount rate of 7%. As of December 31, 2004 and 2003, the Company's "Implant reserve" recorded in the consolidated balance sheets was $1,884.9 and $2,249.9, respectively, to reflect the Company's expected remaining obligation to fund the Settlement Facility and the Company's estimate of other breast implant litigation related matters. The actual amounts payable and the timing of such payments by the Company are uncertain and will be affected by, among others, the rate at which claims are resolved by the Facilities, the rate at which insurance proceeds are received by the Company from its insurers and the degree to which the Company receives credit for the future value equivalent of Early Payments. During the year ended December 31, 2004, the Company recorded $12.1 in other nonoperating income to reflect a credit for the future value equivalent credit of Early Payments from restricted insurance proceeds to the Settlement Facility of $306.0. The ultimate amount of additional future value equivalent credit is subject to confirmation by the claims administrator of the Settlement Facility.

Discharge of the Company and Releases of Other Parties
------------------------------------------------------

     Under the Joint Plan of Reorganization, personal injury claims and certain related claims will be transferred to the Settlement Facility and the Litigation Facility for handling and payment. In addition, all of such claims against (a) the Company, its subsidiaries and affiliates, (b) Dow Chemical, Corning and their respective subsidiaries and affiliates, (c) certain of the Company's insurers who have settled coverage issues with the Company relating to products liability claims and (d) all of the officers, directors, employees and representatives of these parties have been discharged (as to the Company) and released (as to all other parties), and any prosecution or enforcement of those claims are permanently barred, subject only to the limits of the enforceability of orders of the Bankruptcy Court and the District Court outside the United States.

Insurance Allocation Agreement between the Company and Dow Chemical
-------------------------------------------------------------------

     A number of the products liability insurance policies relevant to claims against the Company name the Company and Dow Chemical as co-insureds (the "Shared Insurance Assets"). A portion of the Shared Insurance Assets may, under certain conditions, become payable by the Company to Dow Chemical under an insurance allocation agreement, as amended, between the Company and Dow Chemical (the "Insurance Allocation Agreement"). The Insurance Allocation Agreement was reached between Dow Chemical and the Company in order to resolve issues related to the amount of the Shared Insurance Assets that would be available to the Company for resolution of its products liability claims. Under the Insurance Allocation Agreement, 25% of certain of the Shared Insurance Assets will be paid by the Company to Dow Chemical subsequent to the Effective Date. However, the amount of Shared Insurance Assets that will be payable to Dow Chemical by the Company under the Insurance Allocation Agreement will not exceed approximately $285.0. In addition, a portion of any such amounts paid to Dow Chemical, to the extent not used by Dow Chemical to pay certain products liability claims, will be paid over to the Company after the expiration of a 17.5-year period commencing on the Effective Date. Furthermore, the Company recognized an obligation of $35.0 to Dow Chemical related to additional insurance coverage under which the Company and Dow Chemical are co-insureds. Consequently, as previously reported, the Company's results for 1998 reflect a pre-tax charge of $320.0 for an estimate of amounts of insurance proceeds payable or to be paid to Dow Chemical (the "Co-insurance payable"). As a result of certain insurance settlements and an amendment to the Insurance Allocation Agreement between the Company and Dow Chemical, as of December 31, 2004, the Co-insurance payable has been reduced to $48.9.

-------------------------------------

Commercial Creditor Issues
--------------------------

     The Joint Plan of Reorganization provides funding to satisfy commercial creditor claims, including accrued interest. The Joint Plan of Reorganization, as amended pursuant to a May 21, 2004 ruling of the U.S. District Court in Michigan, provides that each of the Company's commercial creditors would receive in cash the sum of (a) an amount equal to the principal amount of their claims and (b) interest on such claims. As of December 31, 2004, the Company has paid approximately $1.5 billion in principal and the undisputed portion of interest payable to commercial creditors of the Company. The remaining amount of principal payable to commercial creditors as of December 31, 2004 and 2003 was $2.1 and $816.6, respectively. As of December 31, 2004 and 2003, the amount of interest included in the caption "Accrued interest" recorded in the consolidated balance sheets related to the Company's potential obligation to pay interest to its commercial creditors in the Chapter 11 Proceeding was $63.5 and $650.9, respectively.

     The actual amount of interest that will ultimately be paid to these commercial creditors (the "Commercial Creditors") is uncertain due to pending litigation in the U.S. Court of Appeals for the Sixth Circuit. The Bankruptcy Court has issued a number of orders related to the interest rate that should be applied to claims of the Commercial Creditors from the Filing Date through the Effective Date ("Pendency Interest"). In 1999, the Bankruptcy Court held that Commercial Creditors were entitled to Pendency Interest in an amount no less than the amount that would result from the application of the Federal Judgment Rate as of the Filing Date, which is 6.28%. Subsequently, the Bankruptcy Court held that Pendency Interest would be measured by the terms of the Company's contracts in effect on the Filing Date. In addition, in April 2001, the Bankruptcy Court issued an opinion which (a) ruled that, where contracts related to claims specified both a base contract rate and a default rate of interest, the base contract rate would apply, (b) denied the request of certain Commercial Creditors for default interest and collection costs and (c) indicated that interest on claims held by certain Commercial Creditors should be compounded on an annual basis. The involved Commercial Creditors, joined by the Committee of Unsecured Creditors, appealed the April 2001 Bankruptcy Court opinion. On March 31, 2004, the U.S. District Court in Michigan affirmed the Bankruptcy Court's April 2001 opinion.

     On May 18, 2004, the U.S. District Court in Michigan ruled that interest on claims of certain Commercial Creditors would accrue based on contract rates of interest in effect under relevant loan agreements as of May 15, 1995, but not less than 6.28%. With respect to loan agreements providing for a floating rate of interest, the U.S. District Court in Michigan ruled that the floating rate in effect on May 15, 1995 would be fixed as of that date, but not less than 6.28%. The Company based its accrual for interest payable on this ruling and based on the amended Joint Plan of Reorganization requirement that a rate of 5.0% should be applied to amounts owed by the Company to the Commercial Creditors after June 1, 2004. Consequently, the Company's results for the year ended December 31, 2004, include a pretax charge of $48.3 ($30.4 after tax). The Company's results for the years ended December 31, 2004 and 2003, reflected interest expense of $95.5 ($60.2 after tax) and $94.5 ($59.5 after tax), respectively, for the amount of interest potentially payable to the Commercial Creditors.

     The Company, certain Commercial Creditors and the Committee of Unsecured Creditors have appealed the U.S. District Court in Michigan's March 31, 2004 and May 18, 2004 rulings regarding applicable interest rates to the U.S. Court of Appeals for the Sixth Circuit. The Company's position is that non-default rates of interest for floating rate obligations should be determined in accordance with the formulas in the relevant contracts, except that the aggregate amount of interest cannot be less than that resulting from the application of a fixed rate of 6.28% through June 1, 2004. The undisputed interest portion was calculated by application of the Company's position as described above. The application of this position would result in an aggregate amount of interest that is less than the amount of interest that would result from the U.S. District Court in Michigan's ruling. As of September 29, 2004, the position of certain Commercial Creditors, joined by the Committee of Unsecured Creditors is that, in addition to the aggregate amount of interest resulting from the U.S. District Court in Michigan's ruling, default interest in excess of $80.0, plus an unquantified amount of certain fees, costs and expenses should be added to the claims filed by holders of the fixed and floating rate obligations.

Securities Laws Class Action Lawsuits
-------------------------------------

     As previously reported, in 1992 the Company and certain of its former and present directors and officers were named, as defendants with others, in two securities laws class action lawsuits filed by purchasers of stock of Corning and Dow Chemical in the Federal District Court in the Southern District of New York. These cases have been dismissed without prejudice with respect to directors, officers and other individuals originally named as defendants. Dow Chemical and Corning have been dismissed from this litigation. The claims asserted against the Company in these cases have been discharged in the Chapter 11 Proceeding as of the Effective Date.

-------------------------------------

Reorganization Costs
--------------------

     The Company has incurred and will continue to incur costs  associated  with
(a) the matters related to the Chapter 11 Proceeding that will be resolved by the U.S. District Court in Michigan and the U.S. Court of Appeals, and (b) the implementation of the Joint Plan of Reorganization. The aggregate amount of these costs, which are being expensed as incurred, are recorded under the caption "Reorganization costs" in the consolidated statements of operations. For the years ended December 31, 2004 and 2003 the Company incurred the following reorganization costs: Legal Expenses of $5.1 and $3.9, respectively, and Administrative Expenses of $2.1 and $1.5, respectively.

NOTE 18 - RELATED PARTY TRANSACTIONS
------------------------------------

     The Company has transactions in the normal course of business with its shareholders, Dow Chemical and Corning, and their affiliates. The following tables summarize related party transactions and balances with the Company's shareholders.

                                                                           Year Ended December 31,
                                                                --------------------------------------------
                                                                   2004             2003              2002
                                                                   ----             ----              ----
Sales to Dow Chemical                                           $     8.6         $    8.2         $     8.8
Sales to Corning                                                      7.4              7.5               7.3
Purchases from Dow Chemical                                          54.6             44.9              44.6

                                                                       December 31,
                                                                --------------------------
                                                                   2004             2003
                                                                   ----             ----

Accounts Receivable from Dow Chemical                           $     1.2         $    1.1
Accounts Receivable from Corning                                      0.8              0.6
Accounts Payable to Dow Chemical                                      4.2              3.1

     In addition, non-wholly owned subsidiaries of the Company have transactions in the normal course of business with their minority shareholders. The following tables summarize related party transactions and balances between these non-wholly owned subsidiaries and their minority owners.

                                                                           Year Ended December 31,
                                                                --------------------------------------------
                                                                   2004             2003              2002
                                                                   ----             ----              ----
Sales to minority owners                                        $    80.1         $   63.1         $    73.7
Purchases from minority owners                                        7.3              6.6              10.1

                                                                       December 31,
                                                                --------------------------
                                                                   2004             2003
                                                                   ----             ----

Accounts receivable from minority owners                        $    26.5         $   26.6
Accounts payable to minority owners                                   3.0              2.2

     Management believes the costs of such purchases and the prices for such sales were competitive with purchases from other suppliers and sales to other customers.

     In addition, DCTS loans excess funds to its minority shareholder Toray Industries, Inc. The amount of loans receivable at December 31, 2004 and 2003 was $29.3 and $60.5, respectively. These balances are included in "Notes and other receivables" in the consolidated balance sheets. Management believes that interest earned from this loan arrangement is at rates commensurate with market rates for companies of similar credit standing.

                     DOW CORNING CORPORATION AND SUBSIDIARES
              SUPPLEMENTARY DATA - QUARTERLY FINANCIAL INFORMATION
               YEARS ENDED DECEMBER 31, 2004 AND 2003 (Unaudited)
                   (in millions of dollars except share data)


Quarter Ended:                             March 31        June 30        September 30        December 31
                                           --------        -------        ------------        -----------
2004
         Net sales                        $   814.3       $  851.9         $   829.7           $   876.7
         Gross profit                         229.5          278.4             262.5               265.5
         Net income                            52.2           35.7              79.9                70.5
         Net income per share                 20.88          14.28             31.96               28.20

2003
         Net sales                        $   658.7       $  712.6         $   723.2           $   778.0
         Gross profit                         185.7          220.7             198.8               214.6
         Net income                            35.9           54.2              46.8                39.7
         Net income per share                 14.37          21.69             18.73               15.85

               See Notes to the Consolidated Financial Statements.

SAMSUNG CORNING PRECISION
GLASS CO., LTD.
As of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002

                    SAMSUNG CORNING PRECISION GLASS CO., LTD.

                                    Contents


                                                                         Page(s)
Report of Independent Registered Public Accounting Firm...................136

Financial Statements

Balance Sheets............................................................137

Statements of Income......................................................138

Statements of Cash Flows..................................................139

Notes to Financial Statements.............................................140

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Shareholders of Samsung Corning Precision Glass Co., Ltd.


In our opinion, the accompanying balance sheets and the related statements of income and cash flows present fairly, in all material respects, the financial position of Samsung Corning Precision Glass Co., Ltd. (the "Company") at
December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles which, as described in Note 1, are generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.










Samil PricewaterhouseCoopers
Seoul, Korea
January 12, 2005

                    SAMSUNG CORNING PRECISION GLASS CO., LTD.
                                 BALANCE SHEETS
                 For the years ended December 31, 2004 and 2003
               (in thousands, except share and per share amounts)


                                                                                2004               2003
                                                                                ----               ----
Assets
Current assets
     Cash and cash equivalents                                               $    45,315       $    66,928
     Accounts and notes receivable
        Customers, net of allowance for doubtful accounts
           of $1,200 and $640                                                     68,432            36,481
        Related parties                                                           50,364            27,502
     Inventories                                                                  17,518            14,444
     Prepaid value added tax                                                      15,517            16,415
     Other current assets                                                          2,374               588
                                                                             -----------       -----------
                 Total current assets                                            199,520           162,358

Property, plant and equipment, net                                             1,478,075           705,056
Other non-current assets                                                          27,567            14,565
                                                                             -----------       -----------
                 Total assets                                                $ 1,705,162       $   881,979
                                                                             ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities
     Current portion of long-term debt                                       $    24,844       $    24,088
     Short-term borrowings                                                        28,783            14,028
     Accounts payable
        Trade accounts payable                                                     3,559             3,333
        Non-trade accounts payable                                               119,939            30,813
        Related parties                                                          115,074           118,999
     Income taxes payable                                                        108,003            41,364
     Accrued bonus payable                                                        18,422             9,104
     Other current liabilities                                                     3,771               751
                                                                             -----------       -----------
                 Total current liabilities                                       422,395           242,480
Long-term debt                                                                    97,040            23,964
Accrued severance benefits, net                                                    5,508             2,792
Deferred income tax liabilities                                                   38,813            13,858
                                                                             -----------       -----------
                 Total liabilities                                               563,756           283,094
                                                                             -----------       -----------
Commitments and contingencies
Stockholders' equity
     Preferred stock: par value $8.51 per share, 153,190 shares authorized,
        41,000 shares issued and outstanding                                         349               349
     Common stock: par value $8.35 per share, 3,640,000 shares authorized,
        2,400,000 shares issued and outstanding                                   20,040            20,040
     Retained earnings                                                           995,695           582,726
     Accumulated other comprehensive income (loss)                               125,322            (4,230)
                                                                             -----------       -----------
                 Total stockholders' equity                                    1,141,406           598,885
                                                                             -----------       -----------
                 Total liabilities and stockholders' equity                  $ 1,705,162       $   881,979
                                                                             ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                    SAMSUNG CORNING PRECISION GLASS CO., LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                                                2004              2003             2002
                                                                ----              ----             ----
Net sales
     Related parties                                        $   525,527      $   290,958       $   184,556
     Other                                                      571,324          299,179           150,091
                                                            -----------      -----------       -----------
                                                              1,096,851          590,137           334,647
Cost of sales                                                   276,599          166,570           117,192
                                                            -----------      -----------       -----------
Gross profit                                                    820,252          423,567           217,455
Selling and administrative expenses                              38,050           28,527            16,267
Research and development expenses                                30,706            8,120             4,383
Royalty expenses to related parties                              52,260           27,649            15,413
                                                            -----------      -----------       -----------
Operating income                                                699,236          359,271           181,392
Other income (expense):
     Interest income                                              3,006            2,380             2,732
     Interest expense                                            (2,365)          (1,430)           (1,404)
     Foreign exchange gain (loss), net                            7,498           (3,177)            1,217
     Other (expense) income, net                                 (6,023)          (2,341)              618
                                                            -----------      -----------       -----------
Income before income taxes                                      701,352          354,703           184,555
Provision for income taxes                                      140,715           59,936            22,919
                                                            -----------      -----------       -----------
Net income                                                  $   560,637      $   294,767       $   161,636
                                                            ===========      ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                    SAMSUNG CORNING PRECISION GLASS CO., LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                                                2004              2003             2002
                                                                ----              ----             ----
Cash flows from operating activities
Net income                                                  $   560,637      $   294,767       $   161,636
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation                                               111,077           53,076            22,359
     Foreign exchange (gain) loss, net                           (8,373)           5,163              (297)
     Deferred income tax expense                                 20,619            9,948             2,105
     Other, net                                                   3,819            1,385               581
     Changes in operating assets and liabilities
        Trading securities                                            -           62,925           (37,166)
        Accounts and notes receivable                           (41,745)         (32,785)           (3,723)
        Inventories                                                (981)          (2,252)            3,089
        Prepaid expenses and other current assets                 1,614          (12,810)           (1,954)
        Accounts payable and other current liabilities           63,406           39,812            20,451
                                                            -----------      -----------       -----------
  Net cash provided by operating activities                     710,073          419,229           167,081
                                                            -----------      -----------       -----------

Cash flows from investing activities
     Purchases of property, plant and equipment                (661,541)        (309,836)         (126,770)
     Payment of leasehold deposits                               (7,091)          (4,796)           (1,899)
     Other, net                                                  (2,219)          (2,224)           13,523
                                                            -----------      -----------       -----------
Net cash used in investing activities                          (670,851)        (316,856)         (115,146)
                                                            -----------      -----------       -----------

Cash flows from financing activities
     Net increase in short-term borrowings                       14,089           13,064                 -
     Proceeds from issuance of long-term debt                    91,183                -            40,674
     Repayment of long-term debt                                (25,229)          (5,705)          (34,519)
     Payment of cash dividend                                  (147,668)         (64,159)          (47,127)
                                                            -----------      -----------       -----------
Net cash used in financing activities                           (67,625)         (56,800)          (40,972)
                                                            -----------      -----------       -----------

Effect of exchange rate changes on cash
  and cash equivalents                                            6,790           (5,627)           (1,095)
                                                            -----------      -----------       -----------
Net (decrease) increase in cash
  and cash equivalents                                          (21,613)          39,946             9,868

Cash and cash equivalents
Beginning of year                                                66,928           26,982            17,114
                                                            -----------      -----------       -----------
End of year                                                 $    45,315      $    66,928       $    26,982
                                                            ===========      ===========       ===========

Supplemental cash flow information
Cash paid for interest                                      $     2,275      $       750       $     1,476
Cash paid for income taxes                                       65,325           25,027            25,907

   The accompanying notes are an integral part of these financial statements.

                    SAMSUNG CORNING PRECISION GLASS CO., LTD.
                          NOTES TO FINANCIAL STATEMENTS


1.   Organization and Nature of Operations

Samsung Corning Precision Glass Co., Ltd. (the "Company") was incorporated on April 20, 1995 under the laws of the Republic of Korea in accordance with a joint venture agreement between Corning Incorporated ("Corning") located in the U.S.A. and domestic companies in Korea.

As of December 31, 2004, the issued and outstanding number of common shares of the Company is 2,400,000, 50% of which are owned by Corning, 42.6% by Samsung Electronics Co., Ltd. and 7.4% by another domestic shareholder.

The Company operates in one business segment, the production and marketing of precision flat glass substrates. Glass substrates provided by the Company are used to make TFT-LCD (Thin-Film Transistor Liquid Crystal Display) panels for notebook computers, LCD monitors, LCD TVs and other handheld devices such as digital cameras, PDAs and navigators. The Company's major customers are Korean LCD panel makers such as Samsung Electronics Co., Ltd., LG Philips LCD Co., Ltd. and BOE Hydis Technology Co., Ltd. The Company's current market is primarily limited to companies incorporated in Korea.

2.   Summary of Significant Accounting Policies

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Significant accounting policies followed by the Company in the preparation of the accompanying financial statements are summarized below.

Basis of Presentation
The accounting records of the Company are expressed in Korean Won and are maintained in accordance with the laws and regulations of the Republic of Korea.

Foreign Currencies
The Company operates primarily in Korean Won, its local and functional currency. The Company has chosen the U.S. Dollar as its reporting currency. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, revenues and expenses have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the exchange rates on the balance sheet date. Equity accounts have been translated at historical rates. The resulting translation gain or loss adjustments are recorded directly as a separate component of stockholders' equity. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the income statement as incurred. Assets and liabilities denominated in currencies other than the functional currency are translated at the exchange rates at the balance sheet date and the related exchange gains or losses are recorded in the statement of income.

Revenue Recognition
The Company derives its revenue from the sale of precision flat glass substrates to its customers, primarily located in Korea. The Company recognizes its revenue when persuasive evidence of an arrangement exists, the products or the services have been delivered and legal title and all risks of ownership have been transferred to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs upon delivery of the products to the customers, as the majority of the customers are large Korean manufacturers of LCD panels who enter into general supply agreements with the Company and place large orders of products for delivery on a regular basis. The Company reduces revenue for estimated price discounts and rebates based on past experience.

Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements and disclosures. The most significant estimates and assumptions relate to the useful life of property, plant and equipment, allowance for uncollectible accounts receivable, contingent liabilities, inventory valuation, impairment of long-lived assets and allocated expenses. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates.

Financial Instruments
The amounts for cash and cash equivalents, short-term financial instruments, accounts receivable, certain other assets, accounts payable, certain accrued and other liabilities, short-term loan and long-term debt are reported at their fair value due to their short maturities or market interest rates. Obligations due to or receivables from related parties have no ascertainable fair value as no market exists for such instruments.

Cash and Cash Equivalents
Cash  and  cash  equivalents   include  cash,  demand  deposits  and  short-term
investments with an original maturity of three months or less at the time of acquisition.

Inventories
Inventories are stated at the lower of cost or market, with cost being determined by the weighted-average method, which approximates the first-in, first-out method.

Property and Depreciation
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following estimated useful lives:

Buildings                                    From 20 to 40 years
Machinery and equipment                      From 1.5 to 8 years
Vehicle, tools, furniture and fixtures       From 2 to 8 years

Expenditures that enhance the value or materially extend the useful life of the facilities are capitalized as additions to property, plant and equipment. Costs of normal, recurring or periodic repairs and maintenance activities are charged to expense as incurred.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group against future undiscounted cash flows expected to be generated from the asset or asset group. If the sum of the expected future cash flows is less than the carrying amount of the asset or asset group, an impairment loss equates the difference between the estimated fair value and the carrying value.

Accrued Severance Benefits
Employees and directors with at least one year of service are entitled to receive a lump-sum payment upon termination of their employment with the Company, based on their length of service and rate of pay at the time of termination. Accrued severance benefits represent the amount which would be payable assuming all employees and directors were to terminate their employment with the Company as of the balance sheet date.

The Company has funds deposited at the Korean National Pension Fund in accordance with National Pension Funds Law. The use of the deposit is restricted to the payment of severance benefits. Accordingly, accrued severance benefits in the accompanying balance sheet are presented net of this deposit.

In addition, accrued severance benefits are funded at approximately 57% and 60% as of December 31, 2004 and 2003, respectively, through a group severance insurance plan and are presented as a deduction from accrued severance benefits.

Research and Development Costs
Research and development expenditures which include costs in relation to new product, development, research, process improvement and product use technology are expensed as incurred and included in operating expenses.

Income Taxes and Investment Tax Credit
The Company recognizes deferred income taxes for anticipated future tax consequences resulting from temporary differences between amounts reported for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed on the said temporary differences by applying the enacted statutory tax rates applicable to the years when such differences are expected to reverse. Deferred tax assets are recognized when it is more likely than not that they will be realized. The total income tax provision includes the current tax expense under the applicable tax regulations and the change in the balance of deferred tax assets and liabilities during the year.

The Company is eligible to use investment tax credits that are temporarily allowed for qualified plant and equipment expenditures. The investment tax credit is recognized as a reduction of tax expense in the year in which the qualified plant and equipment expenditure is incurred.

Derivative Instruments
The Company has entered into foreign exchange forward contracts to manage its exposure to the fluctuations in foreign exchange rates. The risk being hedged is the fluctuation in future cash flows from the Company's sales as a result of the changes in exchange rate between the Japanese Yen and Korean Won. The Company's foreign exchange forward contracts are denominated in Japanese Yen and for periods consistent with the terms of the underlying sales transactions, generally one year or less. Since the Company's foreign exchange forward contracts are made in the normal course of business and not speculative in nature, they are designated as cash flow hedging instruments.

All derivative instruments are recorded at fair value. Effective changes in the fair value of the derivative instruments designated as cash flow hedging instruments are recorded in accumulated other comprehensive income (or loss). Amounts are reclassified from accumulated other comprehensive income (or loss) when the underlying hedged transactions impact earnings. If the transaction being hedged fails to occur, the gain or loss on the associated financial instruments are recorded immediately in earnings. As of December 31, 2004 and 2003, there were no outstanding balances of forward foreign exchange contracts.

Cash flows associated with the derivative instruments are classified consistent with the cash flows from the transactions being hedged.

Reclassifications
Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to 2004 presentation.

Recent Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This standard requires items such as idle facility expense, excessive spoilage, double freight, and rehandling costs to be recognized as current-period charges. In addition, this standard requires allocation of fixed production overheads to the costs of conversion to be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial position or results of operations.

3.   Inventories

Inventories consist of the following:

(in thousands)                                          2004             2003
                                                        ----             ----

Finished goods                                     $     6,570       $    4,627
Semi-finished goods                                      4,009            3,964
Raw materials                                            2,920            3,137
Auxiliary materials                                      4,019            2,716
                                                   -----------       ----------
                                                   $    17,518       $   14,444
                                                   ===========       ==========

4.   Property, Plant and Equipment

Property, plant and equipment comprise the following:

(in thousands)                                          2004             2003
                                                        ----             ----

Building                                           $   413,274       $  236,117
Machinery and equipment                                590,778          313,426
Vehicle, tools, furniture and fixtures                  56,501           20,517
                                                   -----------       ----------
                                                     1,060,553          570,060
Less: accumulated depreciation                        (212,129)        (120,816)
                                                   -----------       ----------
                                                       848,424          449,244
Land                                                    49,501           29,544
Construction-in-progress                               580,150          226,268
                                                   -----------       ----------
                                                   $ 1,478,075       $  705,056
                                                   ===========       ==========

5.   Transactions with Related Parties

In the normal course of business, the Company sells its products to Samsung Electronics Co., Ltd., Corning and Samsung Corning Co., Ltd. (a Korean-based company in which Samsung and Corning each own a 50% interest), purchases semi-finished goods from Corning and purchases property, plant and equipment from Samsung affiliates and Corning. In addition, the Company pays a 5% royalty on net sales amounts of certain products to Corning and Corsam Glasstec R&D Center, in which Corning and SSC each own a 50% interest. A summary of these transactions and related receivable and payable balances as of December 31 is as follows:

                  2004                                                          Cost &
(in thousands)                                   Sales 1      Purchases 2      Expenses      Receivables      Payables
                                                 -------      -----------      --------      -----------      --------
Samsung affiliates
Samsung Electronics Co., Ltd.                  $   441,146    $    25,652    $     5,970     $    37,800    $    25,384
Samsung Corporation                                     18         97,466             34               4         33,624
Samsung Engineering Co., Ltd.                            -        118,962              -               -         44,656
Others                                                 394         11,638         26,581             158          5,336
                                               -----------    -----------    -----------     -----------    -----------
                                                   441,558        253,718         32,585          37,962        109,000
Corning                                             76,327         95,811         41,808          11,533          4,256
Samsung Corning Co., Ltd.                            7,642            114          6,360             869            754
Corsam Glasstec R&D Center                               -              -         10,452               -          1,064
                                               -----------    -----------    -----------     -----------    -----------
                                               $   525,527    $   349,643    $    91,205     $    50,364    $   115,074
                                               ===========    ===========    ===========     ===========    ===========

                  2003                                                          Cost &
(in thousands)                                   Sales 1      Purchases 2      Expenses      Receivables      Payables
                                                 -------      -----------      --------      -----------      --------
Samsung affiliates
Samsung Electronics Co., Ltd.                  $   260,355    $     2,763    $       717     $    22,384    $     8,469
Samsung Corporation                                     14         86,354            123              11         48,154
Samsung Engineering Co., Ltd.                            -         77,940              8               -         41,660
Others                                                 375          2,887         13,317             128          2,758
                                               -----------    -----------    -----------     -----------    -----------
                                                   260,744        169,944         14,165          22,523        101,041
Corning                                             25,934         67,976         22,119           4,759         14,064
Samsung Corning Co., Ltd.                            4,280          6,283          6,015             220            644
Corsam Glasstec R&D Center                               -              -          5,530               -          3,250
                                               -----------    -----------    -----------     -----------    -----------
                                               $   290,958    $   244,203    $    47,829     $    27,502    $   118,999
                                               ===========    ===========    ===========     ===========    ===========

                  2002                                                          Cost &
(in thousands)                                   Sales 1      Purchases 2      Expenses      Receivables      Payables
                                                 -------      -----------      --------      -----------      --------
Samsung affiliates
Samsung Electronics Co., Ltd.                  $   171,954    $       298    $       215     $     8,893    $     8,534
Samsung Corporation                                      5         29,793              -               -              5
Samsung Engineering Co., Ltd.                            -         14,995              -               -            698
Others                                                 469          8,565          3,421             643         26,198
                                               -----------    -----------    -----------     -----------    -----------
                                                   172,428         53,651          3,636           9,536         35,435
Corning                                              9,653         38,644         12,330             991          9,907
Samsung Corning Co., Ltd.                            2,475             41          6,222             290          1,116
Corsam Glasstec R&D Center                               -              -          3,083               -          1,759
                                               -----------    -----------    -----------     -----------    -----------
                                               $   184,556    $    92,336    $    25,271     $    10,817    $    48,217
                                               ===========    ===========    ===========     ===========    ===========

1 Gain and loss on foreign exchange forward contracts are included. 2 Purchases of property, plant and equipment are included.

6.   Short-term borrowings

Short-term borrowings at December 31, 2004 consist of $28,783 thousand from a Korean bank with a weighted average interest rate of 3.47%.

7.   Long-term Debt

Long-term debt at December 31, 2004 and 2003 consists of the following:

                                                        Annual
(in thousands)                                       interest rate             2004               2003
                                                     -------------             ----               ----
Foreign currency debt
         Facilities finance, due through 2005        Libor + 2.5%            $     584           $   1,169
                                                     Libor + 2.0%                    -                 124

Floating Rate Notes issued,
                             due through 2005        Libor + 0.77%              24,260              46,759
                             due through 2007        Libor + 0.60%              97,040                 -
                                                                             ---------           ---------
                                                                               121,884              48,052
                                          Less: Current maturities             (24,844)            (24,088)
                                                                             ---------           ---------
                                                                             $  97,040           $  23,964
                                                                             =========           =========

The schedules of principal payments of long-term debt are as follows:

For the year ending December 31                      (in thousands)

2005                                                 $    24,844
2006                                                      65,017
2007                                                      32,023
                                                     -----------
                                                     $   121,884
                                                     ===========

The Floating Rate Notes issued in 2004 includes a covenant requiring the Company to maintain its total liabilities to not exceed 170% of its tangible net worth as defined in the related agreement. Another covenant requires Samsung affiliates to directly maintain at least 30% of the aggregate issued and outstanding common shares of the Company and management control of the Company.

8.   Income Taxes

Income tax expense consists of the following:

(in thousands)                                           2004                  2003                2002
                                                         ----                  ----                ----
Current                                              $   120,096           $    49,988         $    20,814
Deferred                                                  20,619                 9,948               2,105
                                                     -----------           -----------         -----------
                                                     $   140,715           $    59,936         $    22,919
                                                     ===========           ===========         ===========

The following table reconciles the expected amount of income tax expense based on statutory rates to the actual amount of taxes recorded by the Company:

(in thousands)                                           2004                  2003                2002
                                                         ----                  ----                ----
Income before taxes                                  $   701,352           $   354,703         $   184,555
Statutory tax rate                                         29.7%                 29.7%               29.7%
                                                     -----------           -----------         -----------
Expected taxes at statutory rate                         208,302               105,347              54,813
Permanent differences
- Tax exemption for foreign
   investment                                            (51,199)              (34,575)            (27,835)
- Tax rate changes                                         5,640                  (792)                  -
- Tax credits, net of surtax effect                      (21,495)               (9,931)             (4,265)
- Others, net                                               (533)                 (113)                206
                                                     -----------           -----------         -----------
Income tax expense                                   $   140,715           $    59,936         $    22,919
                                                     ===========           ===========         ===========
Effective tax rate                                         20.1%                 16.9%               12.4%
                                                     ===========           ===========         ===========

The statutory tax rate is 29.7% but the applicable effective tax rate is 22.40%, 19.95% and 15.10% for 2004, 2003 and 2002, respectively, due to tax exemption benefits for a foreign invested company under the Korean Tax Preference Control Law ("TPCL"). In accordance with the TPCL and the approval of the Korean government, the Company is exempted fully from the corporate income taxes on the taxable income arising from the sales of manufactured goods in proportion to the percentage of qualified foreign shareholder's equity for seven years and 50% exemption for the subsequent three years. The 100% exemption expired in 2003 and the 50% exemption will expire in 2006.

As a result of the revision of the Korean Corporate Tax Law, the statutory tax rate applicable from the beginning of 2002 was reduced to 29.7%. In addition, the statutory tax rate applicable from the beginning of 2005 will be decreased to 27.5% according to the revision of the Korean Corporate Tax Law in December 2003. The Company recognized its deferred tax assets and liabilities as of December 31, 2004 and 2003 based on the revised tax rates and the expiry schedule of tax exemption for foreign investment.

Significant components of deferred income tax assets and liabilities are as follows:

(in thousands)                                        2004            2003
                                                      ----            ----
Deferred income tax assets
Inventories                                       $       446    $       550
Other                                                     278             34
                                                  -----------    -----------
                                                          724            584
                                                  -----------    -----------
Deferred income tax liabilities
Property, plant and equipment                     $   (35,187)   $   (11,640)
Reserve for technology development                     (4,218)        (2,802)
Other                                                     (11)             -
                                                  -----------    -----------
                                                      (39,416)       (14,442)
                                                  -----------    -----------
Deferred income tax liabilities, net              $   (38,692)   $   (13,858)
                                                  ===========    ===========

9.   Stockholders' Equity

The components of and changes in stockholders' equity are as follows:

(in thousands)                                                  2004            2003           2002
                                                                ----            ----           ----
Preferred Stock                                             $       349    $       349    $       349
                                                            ===========    ===========    ===========

Common Stock                                                $    20,040    $    20,040    $    20,040
                                                            ===========    ===========    ===========

Retained Earnings:
Balance at the beginning of year                            $   582,726    $   352,118    $   237,609
Net income                                                      560,637        294,767        161,636
Dividends paid to preferred shareholders                         (2,488)        (1,081)          (795)
Dividends paid to common shareholders                          (145,180)       (63,078)       (46,332)
                                                            -----------    -----------    -----------
Balance at end of year                                      $   995,695    $   582,726    $   352,118
                                                            ===========    ===========    ===========

Accumulated Other Comprehensive
(Income) Loss:
Balance at the beginning of year                            $    (4,230)   $       612    $   (21,506)
Foreign currency translation adjustment                         129,552         (4,842)        22,118
                                                            -----------    -----------    -----------
Balance at end of year                                      $   125,322    $    (4,230)   $       612
                                                            ===========    ===========    ===========

Total Stockholders' Equity                                  $ 1,141,406    $   598,885    $   373,119
                                                            ===========    ===========    ===========

Total comprehensive income is as follows:

(in thousands)                                                  2004            2003           2002
                                                                ----            ----           ----
Net income                                                  $   560,637    $   294,767    $   161,636
Foreign currency translation adjustment                         129,552         (4,842)        22,118
                                                            -----------    -----------    -----------
Total comprehensive income                                  $   690,189    $   289,925    $   183,754
                                                            ===========    ===========    ===========

Preferred Stock
There were 41,000 shares of non-voting preferred stock with a par value of $8.51 issued and outstanding as of December 31, 2004 and 2003. Each share is entitled to non-cumulative dividends at the rate of 5% on par value. In addition, if the dividend ratio of common stock exceeds that of preferred stock, the additional dividend on preferred stock may be declared by a resolution of the general shareholders' meeting.

Retained Earnings
Retained earnings as of December 31, 2004 and 2003 comprised of the following:

(in thousands)                                        2004           2003
                                                      ----           ----

Appropriated
Legal reserve                                      $    9,733     $    9,733
Reserve for business development                       30,800         30,800
Reserve for research and manpower development          11,600          8,240
Voluntary reserve                                       4,157          4,157
                                                   ----------     ----------
                                                       56,290         52,930
Unappropriated                                        939,405        529,796
                                                   ----------     ----------
                                                   $  995,695     $  582,726
                                                   ==========     ==========

Legal Reserve
The Commercial Code of the Republic of Korea requires the Company to appropriate a portion of the retained earnings as a legal reserve equal to a minimum of 10% of its cash dividends until such reserve equals 50% of its capital stock. The reserve is not available for dividends, but may be transferred to capital stock or used to reduce accumulated deficit, if any, through resolution by the Company's shareholders.

Reserve for Business Development
Pursuant to the Corporate Income Tax Law of Korea, the Company is allowed to appropriate a portion of the retained earnings as a reserve for business development. This reserve is not available for dividends, but may be transferred to capital stock or used to reduce accumulated deficit, if any, through resolution by the Company's shareholders.

Reserve for Research and Manpower Development
Pursuant to the former Korean Tax Exemption and Reduction Control Law and the Korean Tax Preference Control Law, the Company appropriates a portion of the retained earnings as a reserve for research and manpower development. This reserve is not available for dividends until it is used for the specified purpose or reversed.

Voluntary Reserve
The Company appropriates a certain portion of retained earnings pursuant to shareholder resolution as a voluntary reserve. This reserve may be reversed and transferred to unappropriated retained earnings by the resolution of shareholders and may be distributed as dividends after reversal.

10.  Commitments and Contingencies

Credit Facilities
The Company has overdraft facilities up to $5,277 thousand and trade financing facility up to $5,000 thousand with local banks as of December 31, 2004. As of December 31, 2004, there are no outstandings under credit facilities.

Business and Credit Risk Concentration
The Company sells its products on a credit basis to its customers including certain related parties. Management estimates the collectibility of accounts receivable based on the financial condition of the customers and prevailing economic trends. Based on management's estimates, the Company established allowances for doubtful accounts receivable which management believes are adequate. Concentrations of credit risk with respect to accounts receivable are limited to the credit worthiness of the Company's customers. Three of the four major customers of the Company are domestic TFT-LCD makers incorporated in Korea and another is a domestic Color-Filter maker incorporated in Korea. Trade accounts receivables from these four major customers are 90% and 92% of total trade accounts receivable of the Company as of December 31, 2004 and 2003, respectively, and revenues from these four major customers constitute 90%, 95% and 96% of total revenues of the Company for the years ended December 31, 2004, 2003 and 2002, respectively.

In  addition,   a  substantial  portion  of  the  Company's  long-term  debt  is denominated in foreign currencies, giving rise to financial exposure to fluctuations in currency exchange rates.

                              Item 15(c) Exhibit 12

                  Corning Incorporated and Subsidiary Companies
     Computation of Ratio of (Losses) Earnings to Combined Fixed Charges and
                              Preferred Dividends:
                          (In millions, except ratios)


                                                                                        Fiscal Years ended
                                                                  --------------------------------------------------------------
                                                                   Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,
                                                                     2004         2003         2002         2001         2000
                                                                  ---------     --------     --------     ---------    ---------
(Loss) income from continuing operations before
  taxes on income                                                 $  (1,580)    $  (759)     $ (2,720)    $  (6,161)   $    621
Adjustments:
    Distributed income of equity investees                              139         112            83            73          45
    Amortization of capitalized interest                                  5           6             9            10          11
    Fixed charges net of capitalized interest                           159         176           207           191         135
                                                                  ---------     -------      --------     ---------    --------

(Loss) earnings before taxes and fixed charges as adjusted        $  (1,277)    $  (465)     $ (2,421)    $  (5,887)   $    812
                                                                  =========     =======      ========     =========    ========

Fixed charges:
    Interest incurred                                             $     159     $   158      $    186     $     202    $    163
    Portion of rent expense which represents an appropriate
      interest factor                                                    18          22            28            30          25
    Amortization of debt costs                                            4           5             6             8           4
                                                                  ---------     -------      --------     ---------    --------

Total fixed charges                                                     181         185           220           240         192
Capitalized interest                                                    (22)         (9)          (13)          (49)        (57)
                                                                  ---------     -------      --------     ---------    --------

Total fixed charges net of capitalized interest                   $     159     $   176      $    207     $     191    $    135
                                                                  =========     =======      ========     =========    ========

Preferred dividends:
    Preferred dividend requirement                                                           $    128     $       1    $      1
    Ratio of pre-tax income to income before minority interest
      and equity earnings                                                                                                   2.6
                                                                                             --------     ---------    --------
    Pre-tax preferred dividend requirement                                                        128             1           3

Total fixed charges                                               $     181     $   185           220           240         192
                                                                  ---------     -------      --------     ---------    --------

Fixed charges and pre-tax preferred dividend requirement          $     181     $   185      $    348     $     241    $    195
                                                                  =========     =======      ========     =========    ========

Ratio of earnings to fixed charges                                     *           *             *            *             4.2x
                                                                  =========     =======      ========     =========    ========

Ratio of earnings to combined fixed charges and preferred
  dividends                                                            *           *             *            *             4.2x
                                                                  =========     =======      ========     =========    ========

* Loss before taxes and fixed charges as adjusted were inadequate to cover total fixed charges by approximately $1,458 million, $650 million and $2.6 billion and inadequate to cover fixed charges and pre-tax preferred dividend requirement by approximately $1,458 million, $650 million and $2.8 billion at December 31, 2004, 2003 and 2002, respectively.

                              Item 15(c) Exhibit 21
                  Corning Incorporated and Subsidiary Companies

    Subsidiaries of the Registrant as of December 31, 2004 are listed below:

Beijing CCS Optical Fiber Cable Co., Ltd.                        China
CCS Holdings, Inc.                                               Delaware
CCS Technology, Inc.                                             Delaware
Corning (China) Limited                                          Hong Kong
Corning (Shanghai) Co., Ltd.                                     China
Corning Asahi Video Products Company (Partnership)               Delaware
Corning Cable Systems GmbH & Co. KG                              Germany
Corning Cable Systems International Ltd.                         Cayman Islands
Corning Cable Systems Limited                                    United Kingdom
Corning Cable Systems LLC                                        North Carolina
Corning Cable Systems Pty. Ltd.                                  Australia
Corning Display Technologies Taiwan Co., Ltd.                    Taiwan
Corning Finance B.V.                                             The Netherlands
Corning Gilbert Inc.                                             Delaware
Corning GmbH                                                     Germany
Corning Holding GmbH                                             Germany
Corning IntelliSense LLC                                         Delaware
Corning International Corporation                                Delaware
Corning International KK                                         Japan
Corning Japan KK                                                 Japan
Corning Lasertron, Inc.                                          Massachusetts
Corning Limited                                                  United Kingdom
Corning Mexicana, S.A. de C.V.                                   Mexico
Corning NetOptix, Inc.                                           Delaware
Corning O.T.I. Srl                                               Italy
Corning Oak Holding Inc.                                         Delaware
Corning Products South Africa (Pty) Ltd.                         South Africa
Corning Property Management Corporation                          Delaware
Corning S.A.S.                                                   France
Corning Science Mexico, S.A. de C.V.                             Mexico
Corning Tropel Corporation                                       Delaware
Norddeutsche Seekabelwerke GmbH & Co. KG                         Germany
NSW Submarine Cable Systems, Inc.                                Delaware
OOO Corning SNG                                                  Russia
Shanghai Fiber Optics Co., Ltd.                                  China


  Companies accounted for under the equity method as of December 31, 2004 are listed below:

Advanced Cable Systems Corporation                               Japan
Cormetech, Inc.                                                  Delaware
Dow Corning Corporation                                          Michigan
Egytech Telecom Cables & Networks Company S.A.E.                 Egypt
Eurokera North America, Inc.                                     Delaware
Eurokera S.N.C.                                                  France
Keraglass S.N.C.                                                 France
Pittsburgh Corning Corporation                                   Pennsylvania
Pittsburgh Corning Europe N.V.                                   Belgium
Samsung Corning Co., Ltd.                                        Korea
Samsung Corning Precision Glass Co., Ltd.                        Korea


Summary financial information on Corning's equity basis companies is included in
Note 7 (Investments) to the Consolidated Financial Statements in this Annual Report on Form 10-K. Certain subsidiaries, which considered in the aggregate as a single subsidiary, that would not constitute a significant subsidiary, per Regulation S-X, Article 1, as of December 31, 2004, have been omitted from this exhibit.

                              Item 15(c) Exhibit 23

            Consent of Independent Registered public Accounting Firm


PricewaterhouseCoopers LLP


We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (Nos. 333-41244, 333-57082, and 333-100302) and Forms
S-8  (Nos.  33-55345,  33-58193,  333-24337,  333-26049,  333-26151,  333-41246,
333-61975,  333-61983,  333-91879,  333-95693,  333-60480, 333-82926, 333-87128,
333-106265, and 333-109405) of Corning Incorporated of our report dated February 22, 2005 relating to the financial statements, financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2005

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


February 22, 2005




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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


February 22, 2005




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

                                   Exhibit 32



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned James R. Houghton, Chairman and Chief Executive Officer of Corning Incorporated (the "Company") and James B. Flaws, Vice Chairman and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  February 22, 2005


/s/  James R. Houghton
     --------------------------------------------
     James R. Houghton
     Chairman and Chief Executive Officer

/s/  James B. Flaws
     --------------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2004, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 2nd of February, 2005.




                                     /s/  John Seely Brown
                                     -----------------------------------
                                     John Seely Brown

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2004, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 2nd of February, 2005.




                                     /s/ James B. Flaws
                                     -----------------------------------
                                     James B. Flaws

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2004, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 2nd of February, 2005.



                                     /s/ Gordon Gund
                                     -----------------------------------
                                     Gordon Gund

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2004, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 2nd of February, 2005.




                                     /s/ John M. Hennessy
                                     -----------------------------------
                                     John M. Hennessy

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2004, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 2nd of February, 2005.



                                     /s/ James R. Houghton
                                     -----------------------------------
                                     James R. Houghton

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2004, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 2nd of February, 2005.




                                     /s/ James J. O'Connor
                                     -----------------------------------
                                     James J. O'Connor

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2004, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 2nd of February, 2005.




                                     /s/ Jeremy R. Knowles
                                     -----------------------------------
                                     Jeremy R. Knowles

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2004, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 2nd of February, 2005.




                                     /s/ Deborah D. Rieman
                                     -----------------------------------
                                     Deborah D. Rieman

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2004, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 2nd of February, 2005.




                                     /s/ H. Onno Ruding
                                     -----------------------------------
                                     H. Onno Ruding

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2004, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 9th day of February, 2005.




                                     /s/ Eugene C. Sit
                                     -----------------------------------
                                     Eugene C. Sit

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2004, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 2nd of February, 2005.




                                     /s/ William D. Smithburg
                                     -----------------------------------
                                     William D. Smithburg

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2004, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 2nd of February, 2005.




                                     /s/ Peter F. Volanakis
                                     -----------------------------------
                                     Peter F. Volanakis

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2004, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 2nd of February, 2005.




                                     /s/ Wendell P. Weeks
                                     -----------------------------------
                                     Wendell P. Weeks

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2004, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, including, but not limited to, the Form 11-K Annual Reports of the Corporation's 401(k) Plans and similar plans pursuant to the 1934 Act, and all amendments, supplementations and corrections thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required in connection with its registration under the 1934 Act; and (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended, of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.


     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 2nd of February, 2005.




                                     /s/ Hansel E. Tookes II
                                     -----------------------------------
                                     Hansel E. Tookes II

The following exhibits are included only in copies of the 2004 Annual Report on Form 10-K filed with Securities and Exchange Commission ("SEC") or are incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.


3 (i) 1 Restated Certificate of Incorporation dated December 6, 2000, filed with the Secretary of State of the State of New York on January 22, 2001 (Incorporated by reference to Exhibit 3(i) of Corning's Annual Report on Form 10-K for the year ended December 31, 2000).

3 (i) 2 Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on August 5, 2002 (Incorporated by reference to Exhibit 99.1 to Corning's Form 8-K filed on August 7, 2002).

3 (ii) 1 Bylaws of Corning effective as of December 6, 2000 (Incorporated by reference to Exhibit 3(ii) of Corning's Annual Report on Form 10-K for the year ended December 31, 2000).

3 (ii) 2 Amendment to Article III, Section 9, of Bylaws of Corning effective as of February 5, 2003 (Incorporated by reference to Exhibit 3(ii)2 of Corning's Annual Report on Form 10-K for the year ended December 31,
          2003).

4 Rights Agreement of Corning dated as of June 5, 1996 (Incorporated by reference to Exhibit 1 to Corning's Form 8-K filed on July 10, 1996).

10.1 1994 Employee Equity Participation Program (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 16, 1994 for April 28, 1994 Annual Meeting of Shareholders).

10.2 1998 Variable Compensation Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.3 1998 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.4 1998 Employee Equity Participation Program (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 9, 1998 for April 30, 1998 Annual Meeting of Shareholders).

10.5 2002 Worldwide Employee Share Purchase Plan (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 7, 2002 for April 25, 2002 Annual Meeting of Shareholders).

10.6 2000 Employee Equity Participation Program and 2003 Amendments (Incorporated by reference to Exhibit 1 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.7 2003 Variable Compensation Plan (Incorporated by reference to Exhibit 2 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.8 2003 Equity Plan for Non-Employee Directors (Incorporated by reference to Exhibit 3 of Corning Proxy Statement, Definitive 14A filed March 10, 2003 for April 24, 2003 Annual Meeting of Shareholders).

10.9 Form of Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and each of the following four individuals: James B. Flaws, James R. Houghton, Peter F. Volanakis and Wendell P. Weeks (Incorporated by reference to Exhibit 10.1 of Corning's 10-Q filed May 4, 2004).

10.10 Officer Severance Agreement dated as of February 1, 2004 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.2 of Corning's 10-Q filed May 4, 2004).

10.11 Change In Control Agreement dated as of February 1, 2004 between Corning Incorporated and James R. Houghton (Incorporated by reference to Exhibit 10.3 of Corning's 10-Q filed May 4, 2004).

10.12 Form of Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James B. Flaws and Peter F. Volanakis (Incorporated by reference to Exhibit 10.4 of Corning's 10-Q filed May 4, 2004).

10.13 Form of Change In Control Amendment dated as of October 4, 2000 between Corning Incorporated and the following two individuals: James
          B. Flaws and Peter F. Volanakis  (Incorporated by reference to Exhibit
          10.5 of Corning's 10-Q filed May 4, 2004).

10.14 Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to Exhibit 10.6 of Corning's 10-Q filed May 4, 2004).

10.15 Change In Control Agreement dated as of June 1, 2001 between Corning Incorporated and Joseph A. Miller, Jr. (Incorporated by reference to
          Exhibit 10.7 of Corning's 10-Q filed May 4, 2004).

10.16 Amendment dated as of February 1, 2004 to Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to Exhibit 10.8 of Corning's 10-Q filed May 4, 2004).

10.17 Change In Control Agreement dated as of April 23, 2002 between Corning Incorporated and Wendell P. Weeks (Incorporated by reference to
          Exhibit 10.9 of Corning's 10-Q filed May 4, 2004).

10.18 Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Grants (Incorporated by reference to Exhibit 10.1 of Corning's 10-Q filed October 28, 2004).

10.19 Form of Corning Incorporated Incentive Stock Plan Agreement for Restricted Stock Retention Grants (Incorporated by reference to
          Exhibit 10.2 of Corning's 10-Q filed October 28, 2004).

10.20     Form  of  Corning   Incorporated   Incentive  Stock  Option  Agreement
          (Incorporated by reference to Exhibit 10.3 of Corning's 10-Q filed October 28, 2004).

10.21 Form of Corning Incorporated Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of Corning's 10-Q filed October 28, 2004).

14 Corning Incorporated Code of Ethics for Chief Executive Officer and Senior Financial Officer (Incorporated by reference to Appendix H-3 of Corning's 2005 definitive Proxy Statement).

24        Powers of Attorney.


Copies of these exhibits may be obtained by writing to Ms. Denise Hauselt, assistant general counsel and secretary, Corning Incorporated, MP-HQ-E2-10, Corning, New York 14831.