Form 10-Q
period 2005-03-31
CORNING INC /NY
filed 2005-04-26
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                     March 31, 2005
                                   --------------------------------------------

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

                     Yes   X                No ____
                          ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                     Yes   X                No ____
                          ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

1,422,960,254   shares  of  Corning's  Common  Stock,   $0.50  Par  Value,  were
outstanding as of April 15, 2005.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

                                                                           Page
                                                                           ----

    Consolidated Statements of Operations (Unaudited) for the three
       months ended March 31, 2005 and 2004                                  3

    Consolidated Balance Sheets (Unaudited) at March 31, 2005 and
       December 31, 2004                                                     4

    Consolidated Statements of Cash Flows (Unaudited) for the three
       months ended March 31, 2005 and 2004                                  5

    Notes to Consolidated Financial Statements (Unaudited)                   6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            19

Item 3. Quantitative and Qualitative Disclosures About Market Risk          30

Item 4. Controls and Procedures                                             30


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                   31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         35

Item 4. Submission of Matters to a Vote of Security Holders                 35

Item 6. Exhibits                                                            36

Signatures                                                                  37

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions, except per share amounts)



                                                                                            For the three months ended
                                                                                                      March 31,
                                                                                          -----------------------------
                                                                                             2005                2004
                                                                                          ---------           ---------
Net sales                                                                                 $   1,050           $     844
Cost of sales                                                                                   621                 544
                                                                                          ---------           ---------

Gross margin                                                                                    429                 300

Operating expenses:
   Selling, general and administrative expenses                                                 184                 160
   Research, development and engineering expenses                                                98                  84
   Amortization of purchased intangibles                                                          5                  10
   Restructuring, impairment and other charges and (credits) (Note 2)                            19                  34
   Asbestos settlement (Note 3)                                                                 (16)                 19
                                                                                          ---------           ---------

Operating income (loss)                                                                         139                  (7)

Interest income                                                                                  10                   6
Interest expense                                                                                (37)                (36)
Loss on repurchases and retirement of debt, net                                                                     (23)
Other expense, net (Note 1)                                                                      (9)                 (4)
                                                                                          ---------           ---------

Income (loss) before income taxes                                                               103                 (64)
(Provision) benefit for income taxes (Note 4)                                                   (19)                 12
                                                                                          ---------           ---------

Income (loss) before minority interests and equity earnings                                      84                 (52)
Minority interests                                                                               (1)
Equity in earnings of associated companies                                                      166                 107
                                                                                          ---------           ---------

Net income                                                                                $     249           $      55
                                                                                          =========           =========

Basic earnings per common share (Note 5)                                                  $    0.18           $    0.04
                                                                                          =========           =========
Diluted earnings per common share (Note 5)                                                $    0.17           $    0.04
                                                                                          =========           =========

Shares used in computing per share amounts for (Note 5):
  Basic earnings per common share                                                             1,411               1,358
                                                                                          =========           =========
  Diluted earnings per common share                                                           1,503               1,437
                                                                                          =========           =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
          (Unaudited; in millions, except share and per share amounts)


                                                                                           March 31,         December 31,
                                                                                             2005                2004
                                                                                         -----------        -------------
Assets

Current assets:
   Cash and cash equivalents                                                              $     847           $   1,009
   Short-term investments, at fair value                                                        700                 872
                                                                                          ---------           ---------
     Total cash, cash equivalents and short-term investments                                  1,547               1,881
   Trade accounts receivable, net of doubtful accounts and allowances - $28 and $30             621                 585
   Inventories (Note 6)                                                                         562                 535
   Deferred income taxes (Note 4)                                                                90                  94
   Other current assets                                                                         208                 188
                                                                                          ---------           ---------
       Total current assets                                                                   3,028               3,283

Investments (Note 7)                                                                          1,485               1,484
Property, net of accumulated depreciation - $3,559 and $3,532                                 4,096               3,941
Goodwill and other intangible assets, net (Note 8)                                              387                 398
Deferred income taxes (Note 4)                                                                  478                 472
Other assets                                                                                    159                 166
                                                                                          ---------           ---------

Total Assets                                                                              $   9,633           $   9,744
                                                                                          =========           =========

Liabilities and Shareholders' Equity

Current liabilities:
   Short-term borrowings, including current portion of long-term debt (Note 9)            $     288           $     478
   Accounts payable                                                                             667                 682
   Other accrued liabilities                                                                  1,001               1,178
                                                                                          ---------           ---------
       Total current liabilities                                                              1,956               2,338

Long-term debt (Note 9)                                                                       2,125               2,214
Postretirement benefits other than pensions                                                     595                 600
Other liabilities                                                                               740                 747
                                                                                          ---------           ---------
       Total liabilities                                                                      5,416               5,899
                                                                                          ---------           ---------

Commitments and contingencies (Note 3)
Minority interests                                                                               29                  29
Shareholders' equity:
   Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
     Series C mandatory convertible preferred stock - Shares issued: 5.75 million;
     Shares outstanding: 633 thousand and 637 thousand                                           63                  64
   Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion;
     Shares issued: 1,437 million and 1,424 million                                             719                 712
   Additional paid-in capital                                                                10,484              10,363
   Accumulated deficit                                                                       (7,060)             (7,309)
   Treasury stock, at cost; Shares held: 15 million and 16 million                             (155)               (162)
   Accumulated other comprehensive income                                                       137                 148
                                                                                          ---------           ---------
       Total shareholders' equity                                                             4,188               3,816
                                                                                          ---------           ---------

Total Liabilities and Shareholders' Equity                                                $   9,633           $   9,744
                                                                                          =========           =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

                                                                                            For the three months ended
                                                                                                     March 31,
                                                                                          -----------------------------
                                                                                             2005                2004
                                                                                          ---------           ---------
Cash Flows from Operating Activities:
   Income from continuing operations                                                      $     249           $      55
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation                                                                               120                 120
     Amortization of purchased intangibles                                                        5                  10
     Asbestos settlement                                                                        (16)                 19
     Restructuring, impairment and other charges and (credits)                                   19                  34
     Loss on repurchases and retirement of debt                                                                      23
     Undistributed earnings of associated companies                                             (23)                (29)
     Deferred taxes                                                                               3                 (40)
     Restructuring payments                                                                      (9)                (34)
     Customer deposits                                                                           20
     Changes in certain working capital items:
        Trade accounts receivable                                                               (54)                (17)
        Inventories                                                                             (39)                (32)
        Other current assets                                                                    (16)                  3
        Accounts payable and other current liabilities, net of restructuring payments          (151)                (66)
     Other, net                                                                                  34                  (1)
                                                                                          ---------           ---------
Net cash provided by operating activities                                                       142                  45
                                                                                          ---------           ---------

Cash Flows from Investing Activities:
   Capital expenditures                                                                        (323)               (134)
   Short-term investments - acquisitions                                                       (314)               (544)
   Short-term investments - liquidations                                                        486                 421
   Other, net                                                                                     2                  11
                                                                                          ---------           ---------
Net cash used in investing activities                                                          (149)               (246)
                                                                                          ---------           ---------

Cash Flows from Financing Activities:
   Repayments of short-term borrowings and current portion of long-term debt                   (192)                 (2)
   Proceeds from issuance of long-term debt, net                                                 48                 396
   Retirements of long-term debt                                                                 (2)               (141)
   Proceeds from issuance of common stock, net                                                   12                  11
   Proceeds from the exercise of stock options                                                    9                  12
   Other, net                                                                                    (5)                 (2)
                                                                                          ---------           ---------
Net cash (used in) provided by financing activities                                            (130)                274
                                                                                          ---------           ---------
Effect of exchange rates on cash                                                                (25)                 (1)
                                                                                          ---------           ---------
Net (decrease) increase in cash and cash equivalents                                           (162)                 72
Cash and cash equivalents at beginning of period                                              1,009                 688
                                                                                          ---------           ---------

Cash and cash equivalents at end of period                                                $     847           $     760
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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with Corning's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K). Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2004 Form 10-K.

The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

Certain amounts for 2004 were reclassified to conform with 2005 classifications. Additionally, we have reclassified the 2004 interim results to conform to the 2004 year-end classification of auction rate securities as short-term investments instead of cash equivalents. These reclassifications had no impact on results of operations or shareholders' equity.

Foreign Currency Translation and Transactions

Effective January 1, 2005, our Taiwan subsidiary changed its functional currency from the new Taiwan dollar (its local currency) to the Japanese yen due to the increased significance of Japanese yen based transactions of that subsidiary. As a result of this change in functional currency, exchange rate gains and losses are recognized on transactions in currencies other than the Japanese yen and included in income for the period in which the exchange rates changed.

Stock-Based Compensation

We apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), for our stock-based compensation plans. The following table illustrates the effect on income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to stock-based employee compensation.

(In millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         For the three months ended March 31,
                                                                                         ------------------------------------
                                                                                               2005              2004
------------------------------------------------------------------------------------------------------------------------------------
Net income - as reported                                                                     $    249         $      55
Add:  Stock-based employee compensation expense
  determined under APB 25, included in reported net income, net of tax                              7                 2
Less:  Stock-based employee compensation expense determined
  under fair value based method, net of tax                                                       (23)              (29)
------------------------------------------------------------------------------------------------------------------------------------
Net income - pro forma                                                                       $    233         $      28

Earnings per common share:
    Basic - as reported                                                                      $   0.18         $    0.04
    Basic - pro forma                                                                        $   0.17         $    0.02

    Diluted - as reported                                                                    $   0.17         $    0.04
    Diluted - pro forma                                                                      $   0.16         $    0.02
------------------------------------------------------------------------------------------------------------------------------------

For purposes of SFAS 123 fair value disclosures, each option grant's fair value is estimated on the grant date using the Black-Scholes option-pricing model. The following are weighted-average assumptions used for grants under our stock option plans:
--------------------------------------------------------------------------------
                                            For the three months ended March 31,
                                            ------------------------------------
                                               2005                    2004
--------------------------------------------------------------------------------

Expected life in years                            4                       4
Risk free interest rate                         3.7%                    3.2%
Expected volatility                            50.0%                   50.0%
--------------------------------------------------------------------------------

Changes in the status of outstanding options follow:
--------------------------------------------------------------------------------
                                        Number of Shares       Weighted-Average
                                         (in thousands)         Exercise Price
--------------------------------------------------------------------------------

Options outstanding December 31, 2004        139,023              $   20.43
Options granted under plans                    3,476              $   11.40
Options exercised                             (1,450)             $    6.38
Options terminated                              (975)             $   33.72
                                             -------

Options outstanding March 31, 2005           140,074              $   20.26
                                             =======
Options exercisable March 31, 2005           112,443              $   23.01
--------------------------------------------------------------------------------

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supercedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value. On April 14, 2005, the SEC issued a new rule that amends the required effective dates for SFAS 123R. As a result of the SEC amendment, Corning intends to adopt SFAS 123R in the first quarter of 2006. The SEC amendment does not change the accounting required under SFAS 123R.

Under SFAS 123R, Corning must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. As we will implement the provisions of SFAS 123R on January 1, 2006, we must select one of the following transition method adoption alternatives permitted by the standard:

..    "Prospective adoption" would require Corning to begin expensing share-based payments  no later  than  January  1,  2006.  Prior  periods  would  not be restated.
..    "Modified  retrospective adoption" would require Corning to begin expensing share-based payments no later than January 1, 2006. Prior periods would be restated.

We are currently evaluating the impact that SFAS 123R will have on our consolidated results of operations and financial condition, which in part will be dependent on the amortization methods used to adopt the new rules in 2006. Our current estimate is that our incremental share-based compensation pretax expense would be approximately $60 million in 2006 and beyond.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143," (FIN 47) which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Corning is required to adopt FIN 47 no later than December 31, 2005. Corning does not expect the adoption of FIN 47 to have a material impact on its consolidated results of operations and financial condition.

2.   Restructuring, Impairment and Other Charges and (Credits)

2005 Actions

In the first quarter of 2005, we recorded a $19 million impairment charge for an other than temporary decline in the fair value of our investment in Avanex Corporation (Avanex) below its cost basis. Our investment in Avanex is accounted for as an available-for-sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2005, shares of Avanex stock were trading at $1.30 per share compared to our average cost basis of $2.40 per share. We intend to sell our shares of Avanex and, subject to restrictions and the trading volume in Avanex stock, we expect to complete this activity in early 2006. As we do not expect the market value of the Avanex shares to recover in this timeframe, the impairment in the first quarter was required.

The  following  table  illustrates  the  charges,  credits  and  balances of the restructuring  reserves as of and for the three  months ended March 31, 2005 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Quarter                        Remaining
                                                                                        ended March        Cash          reserve at
                                                                       January 1,        31, 2005        payments         March 31,
                                                                          2005            charge          in 2005           2005
------------------------------------------------------------------------------------------------------------------------------------
Restructuring charges:
Employee related costs                                                  $   18                            $    5          $    13
Other charges                                                               77                                 4               73
                                                                        ---------------------------------------------------------
     Total restructuring charges                                        $   95                            $    9          $    86
                                                                        ---------------------------------------------------------

Other:
Impairment of available-for-sale securities                                              $    19
                                                                                         -------

Total restructuring, impairment and other charges and (credits)                          $    19
------------------------------------------------------------------------------------------------------------------------------------

Cash payments for employee related costs will be substantially complete by the end of 2005, while payments for exit activities will be substantially completed by the end of 2008.

2004 Actions

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
Employee related costs                         $     78                                                    $    (28)      $    50
Other charges                                       108       $     1                        $      1            (6)          103
                                               ----------------------------------------------------------------------------------
     Total restructuring charges               $    186       $     1                        $      1      $    (34)      $   153
                                               ----------------------------------------------------------------------------------

Impairment of long-lived assets:
Assets to be disposed of by sale
  or abandonment                                                                $  (6)       $     (6)

Other:
Accelerated depreciation                                      $    39                        $     39
                                                              ----------------------------------------

Total restructuring, impairment and
  other charges and (credits)                                 $    40           $  (6)       $     34
------------------------------------------------------------------------------------------------------------------------------------

3.   Commitments and Contingencies

Asbestos Settlement

On March 28, 2003, we announced that we had reached agreement with the representatives of current and future asbestos claimants on a settlement arrangement that was thereafter incorporated into the Pittsburgh Corning Corporation (PCC) plan of reorganization (the PCC Plan). This settlement remains subject to a number of contingencies, including approval by the bankruptcy court. If the PCC Plan is approved and becomes effective, our settlement will require the contribution of our equity interest in PCC, our one-half equity interest in Pittsburgh Corning Europe N.V. (PCE), and 25 million shares of our common stock. The common stock will be marked-to-market each quarter until the PCC Plan is approved, thus resulting in adjustments to income and the settlement liability as appropriate. Corning will also be making cash payments of $146 million (net present value as of March 31, 2005) in six installments beginning one year after the plan is effective. In addition, we will assign insurance policy proceeds from our primary insurance and a portion of our excess insurance as part of the settlement. Two of Corning's primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the PCC Plan were held in the Bankruptcy Court in May 2004. The parties filed post-hearing briefs and made oral arguments to the Bankruptcy Court in November 2004. The Bankruptcy Court allowed an additional round of briefing to address current case law developments and heard additional oral arguments on March 16, 2005. At this hearing, the court allowed the proponents of the PCC Plan 60 days to consider amendments to the Plan or to request rulings on the pending objections. The timing and outcome are uncertain. If the Bankruptcy Court does not confirm the PCC Plan in its current form, changes to the settlement agreement are reasonably possible. Further judicial review is also reasonably possible. Although the confirmation of the PCC Plan is subject to a number of contingencies, apart from the quarterly adjustment in the value of 25 million shares of Corning common stock, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

The following summarizes the charges (credits) we have recorded to mark-to-market the value of our common stock (in millions):
--------------------------------------------------------------------------------
                                           For the three months ended March 31,
                                           ------------------------------------
                                                2005               2004
--------------------------------------------------------------------------------

Asbestos settlement (credit) charge           $  (16)             $  19
--------------------------------------------------------------------------------

Since March 28, 2003, we have recorded total net charges of $430 million to reflect the initial settlement and subsequent mark-to-market adjustment for the change in the value of our common stock.

The carrying value of our investment in PCE and the fair value of 25 million shares of our common stock (totaling $300 million at March 31, 2005) is recorded in the other accrued liabilities component in our consolidated balance sheets. As the timing of this obligation's settlement will depend on future judicial rulings (i.e., controlled by a third party and not Corning), this portion of the PCC liability is considered a "due on demand" obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability, representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

Other Commitments and Contingencies

We provide financial guarantees and incur contingent liabilities in the form of purchase price adjustments related to attainment of milestones, stand-by letters of credit and performance bonds. These guarantees have various terms, and none of these guarantees are individually significant. We have also agreed to provide a credit facility to Dow Corning Corporation (Dow Corning) as discussed in Note 7 to the consolidated financial statements in our 2004 Form 10-K. The funding of the Dow Corning $150 million credit facility is subject to events connected to the Bankruptcy Plan. As of March 31, 2005, we were contingently liable for the items described above totaling $364 million, compared with $368 million at December 31, 2004. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

From time to time, we are subject to uncertainties and litigation and are not always able to predict the outcome of these items with assurance. Various legal actions (including the PCC matter discussed previously), claims and proceedings are pending against us, including those arising out of alleged product defects, product warranties, patents, asbestos and environmental matters. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Corning's consolidated financial position, liquidity or results of operations.

4.   Income Taxes

Our (provision) benefit for income taxes and the related tax rates follow (in millions):
--------------------------------------------------------------------------------
                                           For the three months ended March 31,
                                           -------------------------------------
                                                2005                2004
--------------------------------------------------------------------------------

(Provision) benefit for income taxes         $    (19)            $     12
Effective (income tax) benefit rate            (18.4)%               18.8%
--------------------------------------------------------------------------------

For the three months ended March 31, 2005, the tax provision reflected the impact of maintaining a valuation allowance on the majority of net deferred tax assets. As a result, U.S. (federal, state and local) and certain foreign income taxes attributable to pre-tax income or losses were not provided. The $19 million income tax provision included income taxes for certain foreign operations that were favorably impacted by tax holiday benefits and investment tax credits. For the U.S. and certain foreign operations, the income tax provision or benefit attributable to pre-tax income or losses was recorded as an adjustment to the valuation allowance.

At March 31, 2005, we had net deferred tax assets of $535 million, which are primarily U.S. net deferred tax assets. We continue to believe it is more likely than not that we could realize these U.S. net deferred tax assets through a tax-planning strategy involving the sale of a non-strategic appreciated asset.

We expect to maintain a valuation allowance on future tax benefits until an appropriate level of profitability, primarily in the U.S. and Germany, is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that a larger portion of our deferred tax assets would be realizable, or if the PCC settlement is finalized earlier than we anticipate. Until then, our tax provision will include only the net tax expense attributable to certain foreign operations and the expense or benefit from U.S. and certain foreign operations will be recorded as an adjustment to the valuation allowance.

The effective benefit rate for the three months ended March 31, 2004 is lower than the U.S. statutory income tax rate of 35%. Our effective benefit rate was impacted by restructuring, impairment and other charges and (credits), asbestos settlement charges and loss on repurchases and retirement of debt.

5.   Earnings Per Common Share

The  reconciliation  of the amounts  used in the basic and diluted  earnings per common share computations follow (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        For the three months ended March 31,
                                                 -----------------------------------------------------------------------------------
                                                                  2005                                     2004
                                                 ----------------------------------------   ----------------------------------------
                                                    Net         Weighted-      Per Share      Net        Weighted-       Per Share
                                                  Income     Average Shares     Amount      Income    Average Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                   $   249       1,411          $  0.18      $   55         1,358          $  0.04
------------------------------------------------------------------------------------------------------------------------------------

Effect of dilutive securities:
   Stock options                                                   31                                         37
   7% mandatory convertible preferred stock                        32                                         42
   3.50% convertible debentures                         2          29
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share                 $   251       1,503          $  0.17      $   55         1,437          $  0.04
------------------------------------------------------------------------------------------------------------------------------------

The following potential common shares were excluded from the calculation of diluted earnings per common share due to their anti-dilutive effect or, in the case of stock options, because their exercise price was greater than the average market price for periods presented (in millions):
--------------------------------------------------------------------------------
                                            For the three months ended March 31,
                                            ------------------------------------
                                                2005                    2004
--------------------------------------------------------------------------------

Potential common shares excluded from the
  calculation of diluted earnings per
  common share:
     3.50% convertible debentures                                            57
     4.875% convertible notes                        6                        6
     Zero coupon convertible debentures              3                        4
                                              --------                 --------
     Total                                           9                       67
                                              ========                 ========

Stock options excluded from the calculation
  of diluted earnings (loss) per share
  because the exercise price was
  greater than the average market
  price of the common shares                        63                       55
--------------------------------------------------------------------------------

6.   Inventories

Inventories comprise the following (in millions):
--------------------------------------------------------------------------------
                                      March 31, 2005          December 31, 2004
--------------------------------------------------------------------------------
Finished goods                          $    157                 $    136
Work in process                              170                      172
Raw materials and accessories                137                      139
Supplies and packing materials                98                       88
--------------------------------------------------------------------------------
Total inventories                       $    562                 $    535
--------------------------------------------------------------------------------

7.   Investments

Investments comprise the following (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Ownership            March 31,         December 31,
                                                                       Interest               2005                2004
                                                                       --------           -----------       ---------------
Associated companies at equity
     Samsung Corning Precision Glass Co., Ltd.                             50%              $   562            $    572
     Dow Corning                                                           50%                  373                 324
     All other                                                         25%-51% (a)              521                 527
                                                                                            -------            --------
                                                                                              1,456               1,423
Other investments (b)                                                                            29                  61
                                                                                            -------            --------
Total                                                                                       $ 1,485            $  1,484
------------------------------------------------------------------------------------------------------------------------------------

(a) Amounts reflect Corning's direct ownership interests in the respective associated companies. Corning does not control any such entities.
(b) Amounts reflect $22 million and $53 million at March 31, 2005 and December 31, 2004, respectively, of available-for-sale securities stated at market. During the first quarter of 2005, Corning recorded an impairment charge of $19 million for an other than temporary decline in the fair value of shares of Avanex below their cost basis. This included the reversal of previously unrecognized gains on Avanex shares of $14 million included in accumulated other comprehensive income at December 31, 2004 on the consolidated balance sheet. Refer to Note 2 (Restructuring, Impairment and Other Charges and (Credits)) for additional information.

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)
---------------------------------------------------------------------
Samsung Corning Precision is a South Korea-based  manufacturer of liquid crystal display glass for flat panel displays.  Samsung Corning  Precision's  results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       For the three months ended March 31,
                                                                                       ------------------------------------
                                                                                              2005                2004
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                                              $   317            $    235
     Gross profit                                                                           $   237            $    179
     Net income                                                                             $   165            $    126
     Corning's equity in earnings of Samsung Corning Precision                              $    80            $     65

Related Party Transactions:
     Corning sales of inventory to Samsung Corning Precision                                                   $      6
     Corning purchases from Samsung Corning Precision                                       $     9            $     22
     Corning sales of machinery and equipment to Samsung Corning Precision                  $    20            $     23
------------------------------------------------------------------------------------------------------------------------------------

Balances due to and from Samsung Corning Precision were immaterial at March 31, 2005 and December 31, 2004.

Dow Corning
-----------
Dow Corning is a U.S. based  manufacturer  of silicone  products.  Dow Corning's results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       For the three months ended March 31,
                                                                                       ------------------------------------
                                                                                              2005                2004
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                                              $   983            $    814
     Gross profit                                                                           $   346            $    230
     Net income                                                                             $   136            $     52
     Corning's equity in earnings of Dow Corning                                            $    68            $     24
------------------------------------------------------------------------------------------------------------------------------------

8.   Goodwill and Other Intangible Assets

The changes in the carrying  amount of goodwill for the three months ended March
31, 2005 follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                 Telecom-               Display
                                                munications          Technologies          Other (1)            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2005                      $    123                $    9            $     150          $     282
Foreign currency translation & other                  (5)                                                           (5)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2005                       $    118                $    9            $     150          $     277
------------------------------------------------------------------------------------------------------------------------------------

(1)  This balance relates to our Specialty Materials operating segment.

Other intangible assets follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                          March 31, 2005                             December 31, 2004
                                                 -------------------------------------------------------------------------------
                                                           Accumulated                                 Accumulated
                                                  Gross    Amortization       Net            Gross     Amortization      Net
------------------------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Patents and trademarks                      $  146       $    81      $    65           $  148       $   79       $    69
     Non-competition agreements                     115           115                           118          116             2
     Other                                            4             1            3                4            1             3
                                                 -----------------------------------         -----------------------------------
         Total amortized intangible assets          265           197           68              270          196            74
                                                 -----------------------------------         -----------------------------------

Unamortized intangible assets:
     Intangible pension assets                       42                         42               42                         42
                                                 -----------------------------------         -----------------------------------
Total                                            $  307       $   197      $   110           $  312       $  196       $   116
------------------------------------------------------------------------------------------------------------------------------------

Amortized intangible assets are primarily related to the Telecommunications segment.

Estimated amortization expense related to these intangible assets is $13 million in 2006, $12 million in 2007, $11 million in 2008, and insignificant thereafter.

9.   Debt

In the first quarter of 2005, we completed the following debt transactions:
..    We obtained a loan of approximately $48 million,  bearing interest at 2.1%, from a Japanese bank. This loan is part of a 10-year loan agreement entered into in 2004 to fund certain capital expansion activities in Japan.
..    We redeemed $100 million of our outstanding 3.50%  convertible  debentures.
     The bondholders affected by this redemption elected to convert $98 million of their debentures into Corning common stock at a conversion ratio of
     103.3592 shares per $1,000 debenture, with the remaining $2 million repaid in cash. Separately, bondholders elected to convert approximately $6 million of outstanding debentures into Corning common stock. In total, we issued 11 million shares upon the conversion of the debentures, resulting in an increase to equity of $105 million. At March 31, 2005, $191 million of our 3.50% convertible debentures remained outstanding. We expect to redeem these debentures, subject to market conditions, before December 31, 2005.
..    We repaid a total of $192 million of notes in accordance  with their stated
     repayment schedule. This was primarily comprised of our 5.625% Euro notes.

In addition, in the first quarter of 2005, we completed negotiations with a group of banks on a new revolving credit facility. The new facility provides us access to a $975 million unsecured multi-currency revolving line of credit and expires in March 2010. The facility includes two financial covenants, including a leverage test (debt to capital ratio) and an interest coverage ratio (calculated on the most recent four quarters). As of March 31, 2005, we were in compliance with these covenants. Concurrent with the closing of this credit facility, we terminated our previous $2 billion revolving line of credit that was set to expire in August 2005.

10.  Customer Deposits

In 2005 and 2004, Corning and several customers entered into long-term purchase and supply agreements in which the Display Technologies segment will supply large-size glass substrates to the customers over periods of up to six years. As part of the agreements, these customers have agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. During the current year, we received a total of $108 million of deposits against orders, of which $20 million was received in the first quarter. Upon receipt of the cash deposits made by customers, we record a customer deposit liability, which will be applied in the form of credits against future product purchases over the life of the agreements. As product is shipped to a customer, Corning will recognize revenue at the selling price and issue a credit memorandum for an agreed amount of the customer deposit liability. The credit memorandum will be applied against customer receivables resulting from the sale of product, thus reducing operating cash flows in later periods as credits are applied for cash deposits received in earlier periods.

Customer deposits will be received in the following periods (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                       For the three
                                                        months ended            Remainder          Estimated 2006
                                         2004          March 31, 2005            of 2005             and Beyond          Total
------------------------------------------------------------------------------------------------------------------------------------
Customer deposits received (a)          $   204            $  20                $  463               $   295           $   982
------------------------------------------------------------------------------------------------------------------------------------

(a)  The majority of customer deposits will be received through 2006.

We had total customer deposit liabilities of $228 million and $215 million at March 31, 2005 and December 31, 2004, respectively, of which $40 million and $18 million were recorded in the current liabilities - other accrued liabilities component of our consolidated balance sheets.

In the event the customers do not make all customer deposit installment payments or elect not to purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, we may retain certain amounts of the customer deposits. If we do not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, we may be required to return certain amounts of the customer deposits.

11.  Employee Retirement Plans

The following table  summarizes the components of net periodic  benefit cost for our defined  benefit pension and  postretirement  health care and life insurance plans (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                         Pension benefits                    Postretirement benefits
                                                       For the three months                   For the three months
                                                          ended March 31,                        ended March 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                   2005                  2004               2005                2004
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                      $  16                 $  11             $    2              $    2
Interest cost                                        45                    38                 12                  13
Expected return on plan assets                      (52)                  (43)
Amortization of net loss                              1                     6                  1                   3
Amortization of prior service cost                   10                     3                 (2)                 (2)
------------------------------------------------------------------------------------------------------------------------------------
Total expense                                     $  20                 $  15             $   13              $   16
------------------------------------------------------------------------------------------------------------------------------------

For 2005, we expect to contribute at least $100 million in cash or stock to our domestic and international pension plans.

12.  Comprehensive Income

Components of  comprehensive  income,  on an after-tax  basis where  applicable, follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       For the three months ended March 31,
                                                                                       ------------------------------------
                                                                                            2005                2004
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                $   249             $    55
Other comprehensive income:
  Change in unrealized gain (loss) on investments, net                                        (33)                  2
  Reclassification adjustment relating to investments included in
    net income, net                                                                            19
  Change in unrealized gain (loss) on derivative instruments, net                              26                  (6)
  Reclassification adjustment relating to derivatives, net                                    (13)                  7
  Foreign currency translation adjustment, net (a)                                            (12)                  2
  Change in minimum pension liability                                                           2                  (3)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                $   238             $    57
------------------------------------------------------------------------------------------------------------------------------------

(a) The initial implementation of our Taiwan subsidiary's change in its functional currency from the new Taiwan dollar to the Japanese yen effective January 1, 2005 had the effect of increasing the U.S. dollar value of its net assets and increasing accumulated other comprehensive income by $23 million. The impact of this change is included in the foreign currency translation adjustment, net amount.

13.  Operating Segments

Our reportable operating segments follow:

..    Display  Technologies - manufactures  liquid crystal display glass for flat panel displays;
..    Telecommunications - manufactures optical fiber and cable, and hardware and equipment components for the telecommunications industry;
..    Environmental  Technologies - manufactures  ceramic  substrates and filters for automobile and diesel applications; and
..    Life Sciences - manufactures  glass and plastic  consumables for scientific applications.

All other operating segments that do not meet the quantitative threshold for separate reporting (e.g., Specialty Materials, Ophthalmic and Conventional Video Components), certain corporate investments (e.g., Dow Corning and Steuben Glass), discontinued operations, and unallocated expenses (including other corporate items) have been grouped as "Unallocated and Other." Unallocated expenses include the following: gains or losses on repurchases and retirement of debt; charges related to the asbestos litigation; restructuring, impairment and other charges and (credits) related to the corporate research and development or staff organizations; and charges for increases in our tax valuation allowance. Unallocated and Other also represents the reconciliation between the totals for the reportable segments and our consolidated operating results.

------------------------------------------------------------------------------------------------------------------------------------
Operating Segments                              Display       Telecom-       Environmental     Life      Unallocated    Consolidated
(in millions)                                Technologies    munications     Technologies    Sciences     and Other         Total
------------------------------------------------------------------------------------------------------------------------------------
For the three months ended March 31, 2005
Net sales                                      $   320        $    427        $    148        $    74      $     81      $  1,050
Research, development and engineering
  expenses (1)                                 $    25        $     22        $     26        $    11      $     14      $     98
Restructuring, impairment and other charges
  and (credits)                                                                                            $     19      $     19
Interest expense (2)                           $    16        $     11        $      6        $     1      $      3      $     37
(Provision) benefit for income taxes           $   (17)       $     (2)                                                  $    (19)
Income (loss) before minority interests and
  equity earnings (3)                          $    80        $      9        $     (2)       $    (2)     $     (1)     $     84
Minority interests                                                                                               (1)           (1)
Equity in earnings of associated
   companies                                        81                                                           85           166
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   161        $      9        $     (2)       $    (2)     $     83      $    249
------------------------------------------------------------------------------------------------------------------------------------

For the three months ended March 31, 2004
Net sales                                      $   230        $    312        $    141        $    79      $     82      $    844
Research, development and engineering
  expenses (1)                                 $    16        $     25        $     20        $     9      $     14      $     84
Restructuring, impairment and other charges
  and (credits)                                               $     (4)                                    $     38      $     34
Interest expense (2)                           $    11        $     16        $      5        $     1      $      3      $     36
(Provision) benefit for income taxes           $   (26)       $     23        $     (3)       $    (3)     $     21      $     12
Income (loss) before minority interests and
  equity earnings (3)                          $    53        $    (47)       $      6        $     5      $    (69)     $    (52)
Minority interests                                                   1                                           (1)
Equity in earnings of associated
   companies                                        65               3                                           39           107
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   118        $    (43)       $      6        $     5      $    (31)     $     55
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

A  reconciliation  of reportable  segment net income to consolidated  net income follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                    For the three months ended March 31,
                                                                    ------------------------------------
                                                                           2005              2004
------------------------------------------------------------------------------------------------------------------------------------
Net income of reportable segments                                        $     166        $      86
Non-reportable operating segments net income (loss) (1)                         10              (18)
Unallocated amounts:
    Non-segment loss and other (2)                                              (2)              (3)
    Non-segment restructuring, impairment and
       other (charges) and credits (3)                                         (19)
    Asbestos settlement                                                         16              (19)
    Interest income                                                             10                6
    Loss on repurchases of debt                                                                 (23)
    Benefit for income taxes (4)                                                                  2
    Equity in earnings of associated companies (5)                              68               24
                                                                         ---------        ---------
Net income                                                               $     249        $      55
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-reportable operating segments net income (loss) includes the results of non-reportable operating segments.
(2) Non-segment loss and other includes the results of non-segment operations and other corporate activities.
(3) For the first quarter of 2005, non-segment restructuring, impairment and other (charges) and credits includes an impairment charge for the other than temporary decline in the market value of Avanex shares.
(4) Benefit for income taxes includes taxes associated with non-segment restructuring, impairment and other (charges) and credits.
(5) Equity in earnings of associated companies includes amounts derived from corporate investments, primarily Dow Corning.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Our key priorities for 2005 remain unchanged from the previous year: protect our financial health, improve our profitability, and invest in the future. During the first quarter of 2005, we made the following progress against these priorities:

Financial Health
Our balance sheet remains strong and we continue to generate positive cash flows from operating activities. Significant activities during the quarter included the following:

..    We reduced  outstanding  debt by $279 million.  This included the scheduled repayment of $192 million of debt and the early retirement of $106 million of long-term debt, the majority of which was converted into Corning common stock. As a result of these transactions, our debt to capital ratio declined to 36%.
..    We entered into additional  multi-year  customer  supply  agreements in the
     Display Technologies segment, and received $108 million in deposits against orders, of which $20 million was received in the first quarter.
..    We completed  negotiations  with a group of banks on a new revolving credit facility. The new facility provides us access to a $975 million revolving line of credit and expires in March 2010. This facility replaces our previous $2 billion revolving line of credit facility that was set to expire in August 2005.

We ended the first quarter of 2005 with $1.5 billion in cash, cash equivalents and short-term investments. This represents a decrease of approximately $300 million from December 31, 2004, primarily due to capital spending in excess of cash provided by operating activities and the net debt repayments.

Profitability
For the three months ended March 31, 2005, we generated net income of $249 million or $0.17 per share. This represents an improvement of $194 million over the same period in 2004. This improvement in net income was primarily driven by the following:

..    Growth in our Display Technologies  segment,  which continued to experience strong market demand for LCD glass substrates. For 2005, net income for the Display Technologies segment, including equity earnings from Samsung
     Corning Precision Glass Co., Ltd. (Samsung Corning Precision), a South Korea-based manufacturer of LCD glass substrates, increased $43 million, or 36%.
..    Improved  performance  in  the  Telecommunications  segment.  This  segment generated a modest profit of $9 million, which represented an improvement of $52 million compared to the first quarter of 2004 net loss.
..    Strong equity earnings from Dow Corning  Corporation (Dow Corning),  a U.S.
     based manufacturer of silicone products, of $68 million, which represented a 183% increase over the amount recognized in the first quarter of 2004.

Investing in our Future
We continue to invest in a wide array of technologies, with our focus being LCD glass substrates, diesel filters and substrates in response to tightening emissions control standards, and optical fiber and cable and hardware and equipment to enable fiber-to-the-premises.

Our research, development and engineering expenses have increased $14 million compared to the first quarter of 2004, but are relatively constant as a percentage of net sales. We believe our current spending levels are adequate to enable us to execute our growth strategies.

Our capital expenditures are primarily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. Total capital expenditures for the first quarter of 2005 were $323 million, of which $283 million and $34 million was directed toward our Display Technologies and Environmental Technologies segments, respectively.

RESULTS OF OPERATIONS

Selected highlights for the first quarter were as follows (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                      For the three months ended March 31,              % Change
                                                                      ------------------------------------              ---------
                                                                           2005                   2004                  05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                $   1,050             $     844                     24%

Gross margin                                                             $     429             $     300                     43%
  (gross margin %)                                                             41%                   36%

Selling, general and administrative expenses                             $     184             $     160                     15%
  (as a % of net sales)                                                        18%                   19%

Research, development and engineering expenses                           $      98             $      84                     17%
  (as a % of net sales)                                                         9%                   10%

Restructuring, impairment and other charges and (credits)                $      19             $      34                   (44)%
  (as a % of net sales)                                                         2%                    4%

Asbestos settlement                                                      $    (16)             $      19                  (184)%
  (as a % of net sales)                                                       (2)%                    2%

Income (loss) before income taxes                                        $     103             $    (64)                    261%
  (as a % of net sales)                                                        10%                  (8)%

(Provision) benefit for income taxes                                     $    (19)             $      12                  (258)%
  (as a % of net sales)                                                       (2)%                    1%

Equity in earnings of associated companies                               $     166             $     107                     55%
  (as a % of net sales)                                                        16%                   13%

Net income                                                               $     249             $      55                    353%
  (as a % of net sales)                                                        24%                    7%
------------------------------------------------------------------------------------------------------------------------------------

Net Sales
The net sales increase for the first quarter of 2005 was the result of demand for products in our Telecommunications segment to support fiber-to-the-premises projects and continued strong demand for LCD glass substrates in our Display Technologies segment. The performance in all other segments of the company was comparable to the year ago period. Movements in foreign exchange rates, primarily the Japanese yen and Euro. Movements in foreign exchange rates, primarily the Japanese yen and Euro, did not significantly impact the comparison of net sales between 2005 and 2004.

Gross Margin
As a percentage of net sales, gross margin improved 5 points in the first quarter of 2005. The improvement in overall dollars and as a percentage of net sales was primarily driven by increased volume in our Telecommunications and Display Technologies segments.

Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses is primarily driven by increases in compensation costs. As a percentage of net sales, selling, general and administrative expenses have remained comparable to the year ago period.

Research, Development and Engineering Expenses
Research, development and engineering expenses have increased $14 million over 2004, but have remained comparable as a percentage of net sales. Our expenditures are focused on our Environmental Technologies, Display Technologies and Telecommunications segments as we strive to capitalize on the current market opportunities in those segments.

Restructuring, Impairment and Other Charges and (Credits)
In the first quarter of 2005, we recorded a $19 million impairment charge for an other than temporary decline in the fair value of our investment in Avanex Corporation (Avanex) below its cost basis. Our investment in Avanex is accounted for as an available-for-sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2005, shares of Avanex stock were trading at $1.30 per share compared to our average cost basis of $2.40 per share. We intend to sell our shares of Avanex and, subject to restrictions and the trading volume in Avanex stock, we expect to complete this activity in early 2006. As we do not expect the market value of the Avanex shares to recover in this timeframe, the impairment in the first quarter was required. The charge in the first quarter of 2004 was primarily due to the final shutdown of our semiconductor manufacturing facility in Charleston, South Carolina.

Asbestos Settlement
The asbestos settlement activity relates to the quarterly mark-to-market of our common stock that will be contributed to the Pittsburgh Corning Corporation
(PCC) asbestos settlement agreement if the PCC Plan of Reorganization receives judicial approval. For additional information on this matter, refer to Note 3 to the consolidated financial statements and Part II - Other Information, Item 1. Legal Proceedings.

Income (Loss) Before Income Taxes
In addition to the key  drivers  outlined  above,  the  comparability  of income
(loss) before income taxes between 2005 and 2004 was impacted by movements in foreign exchange rates. In the first quarter of 2005, we incurred an exchange rate loss of $26 million. This exchange rate loss was due to the impact of currency movements on unhedged balance sheet exposures, most notably at our Taiwan subsidiary which changed its functional currency from the new Taiwan dollar (its local currency) to the Japanese yen in the first quarter of 2005. Refer to Note 1 to the consolidated financial statements for additional information. Movements in exchange rates did not significantly impact results for the first quarter of 2004.

(Provision) Benefit for Income Taxes
Our (provision) benefit for income taxes and the related tax rates follow (in millions):
--------------------------------------------------------------------------------
                                          For the three months ended March 31,
                                          ------------------------------------
                                            2005                      2004
--------------------------------------------------------------------------------
(Provision) benefit for income taxes     $    (19)                  $     12
Effective (income tax) benefit rate        (18.4)%                     18.8%
--------------------------------------------------------------------------------

For the three months ended March 31, 2005, the tax provision reflected the impact of maintaining a valuation allowance on the majority of net deferred tax assets. As a result, U.S. (federal, state and local) and certain foreign income taxes attributable to pre-tax income were not provided. The $19 million income tax provision included income taxes for certain foreign operations that were favorably impacted by tax holiday benefits and investment tax credits. For the U.S. and certain foreign operations, the income tax provision or benefit attributable to pre-tax income or losses was recorded as an adjustment of the valuation allowance.

At March 31, 2005, we had net deferred tax assets of $535 million, which are primarily U.S. net deferred tax assets. We continue to believe it is more likely than not that we could realize these U.S. net deferred tax assets through a tax-planning strategy involving the sale of a non-strategic appreciated asset.

We expect to maintain a valuation allowance on future tax benefits until an appropriate level of profitability, primarily in the U.S. and Germany, is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that a larger portion of our deferred tax assets would be realizable, or if the Pittsburgh Corning Corporation settlement is finalized earlier than we anticipate. Until then, our tax provision will include only the net tax expense attributable to certain foreign operations and the expense or benefit from U.S. and certain foreign operations will be recorded as an adjustment to the valuation allowance.

The effective benefit rate for the three months ended March 31, 2004 is lower than the U.S. statutory income tax rate of 35%. Our effective benefit rate was impacted by restructuring, impairment and other charges and (credits), asbestos settlement charges and loss on repurchases and retirement of debt.

Equity in Earnings of Associated Companies
The following provides a summary of equity in earnings of associated companies, net of impairments (in millions):
--------------------------------------------------------------------------------
                                         For the three months ended March 31,
                                         -----------------------------------
                                           2005                     2004
--------------------------------------------------------------------------------
Samsung Corning Precision                 $  80                    $  65
Dow Corning                                  68                       24
All other                                    18                       18
                                          -----                    -----
Total equity earnings                       166                    $ 107
--------------------------------------------------------------------------------

The improvement in equity earnings recognized from Samsung Corning Precision is explained in the discussion of the performance of our Display Technologies segment. The increase in 2005 equity earnings recognized from Dow Corning compared to 2004 is largely attributed to record sales volumes and improved pricing for Dow Corning in 2005.

Refer to Note 7 to the consolidated financial statements for additional information relating to Samsung Corning Precision and Dow Corning's operating results.

Net Income
As a result of the above, our net income and per share data follow (in millions, except per share amounts):
--------------------------------------------------------------------------------
                                            For the three months ended March 31,
                                            ------------------------------------
                                               2005                      2004
--------------------------------------------------------------------------------

Net income                                   $   249                   $    55
Basic earnings per common share              $  0.18                   $  0.04
Diluted earnings per common share            $  0.17                   $  0.04
Shares used in computing per share amounts:
     Basic                                     1,411                     1,358
     Diluted                                   1,503                     1,437
--------------------------------------------------------------------------------

OPERATING SEGMENTS

Our reportable operating segments follow:

..    Display  Technologies - manufactures liquid crystal display (LCD) glass for flat panel displays;
..    Telecommunications - manufactures optical fiber and cable, and hardware and equipment components for the telecommunications industry;
..    Environmental  Technologies - manufactures  ceramic  substrates and filters for automobile and diesel applications; and
..    Life Sciences - manufactures  glass and plastic  consumables for scientific applications.

All other operating segments that do not meet the quantitative threshold for separate reporting (e.g., Specialty Materials, Ophthalmic and Conventional Video Components), certain corporate investments (e.g., Dow Corning and Steuben Glass), discontinued operations, and unallocated expenses (including other corporate items) have been grouped as "Unallocated and Other." Unallocated expenses include the following: gains or losses on repurchases and retirement of debt; charges related to the asbestos litigation; restructuring, impairment and other charges and (credits) related to the corporate research and development or staff organizations; and charges for increases in our tax valuation allowance. Unallocated and Other also represents the reconciliation between the totals for the reportable segments and our consolidated operating results.

Display Technologies
The  following  table  provides  net  sales  and  other  data  for  the  Display
Technologies segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                      For the three months ended March 31,          % Change
                                                                      ------------------------------------          --------
                                                                              2005            2004                  05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                  $     320         $    230                   39%
Income before equity earnings                                              $      80         $     53                   51%
Equity earnings of associated companies                                    $      81         $     65                   25%
Net income                                                                 $     161         $    118                   36%
------------------------------------------------------------------------------------------------------------------------------------

The 2005 net sales increase is largely reflective of the overall LCD market growth. During the first quarter of 2005, glass substrate volumes (measured in square feet of glass sold) increased approximately 35%. Weighted average selling prices increased modestly compared to 2004. Included in this weighted average were selling price declines that were more than offset by increases in the market demand for large-size glass substrates (generation 5 and above), which carry a higher selling price per square foot. For the first quarter of 2005, large-size glass substrates accounted for 58% of total sales volumes, compared to 34% for the first quarter of 2004. The sales of the Display Technologies segment are denominated in Japanese yen and, as such, our revenues are susceptible to movements in the US dollar - Japanese yen exchange rates. Sales growth benefited by approximately 3% from a weakening of the U.S. dollar compared to 2004.

For 2005, the increase in income before equity earnings was the result of higher volumes and ongoing improvements in manufacturing efficiencies. Net income before equity earnings for the first quarter of 2005, includes approximately $20 million of exchange losses related to foreign currency denominated transactions. The impact of this loss on the comparability of results was largely offset by a lower effective tax rate in 2005 than in 2004. The increase in our equity earnings from Samsung Corning Precision were largely driven by the same factors identified for our wholly-owned business, excluding the foreign exchange loss.

The Display Technologies segment continues to have a concentrated customer base comprised of LCD panel makers primarily located in Japan and Taiwan. The most significant customers in these markets are AU Optronics Corp., Chi Mei
Optoelectronics Corp., Hannstar Display Corp., Quanta Display Inc., Sharp Corporation, and Toppan CFI (Taiwan) Co., Ltd. For the three months ended March 31, 2005, these customers accounted for 79% of the Display Technologies segment sales.

We expect the LCD market to continue to grow rapidly. We anticipate higher demand for LCD televisions, for which our customers require large-size glass substrates. During 2005 and 2004, Corning held discussions with several of its customers to discuss how to meet this demand. As part of its discussions, Corning has sought improved payment terms, including deposits against orders, to provide a greater degree of assurance that we are effectively building capacity to meet the needs of a rapidly growing industry.

In 2005 and 2004, Corning and several customers entered into long-term purchase and supply agreements in which the Display Technologies segment will supply large-size glass substrates to the customers over periods of up to six years. As part of the agreements, these customers have agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. We now have customer deposit agreements with five customers of the Display Technologies segment.

In the event the customers do not make all customer deposit installment payments or elect not to purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of the customer deposits.

Outlook:
--------
We expect to see a continuation of the overall industry growth and the trend toward large size substrates. Full year 2005 volume growth for the LCD glass market is anticipated to be greater than 50%, and we anticipate adding sufficient capacity to meet market growth. This market growth is expected to occur at varying rates in the principal LCD markets of Japan, Taiwan, China and Korea. Sales of our wholly-owned business are primarily to panel manufacturers in Japan, Taiwan, and China with customers in Korea being serviced by Samsung Corning Precision. The actual growth rates in these markets will impact our sales and earnings performance. For the second quarter of 2005, we expect volumes for our wholly-owned business and Samsung Corning Precision may grow between 10% and 20%, both individually and in the aggregate. We expect second quarter pricing pressures to be slightly less than what occurred in the first quarter, which experienced a sequential price decline of less than 4%. There can be no assurance that the end-market rates of growth will continue at the high rates experienced in recent quarters, that we will be able to pace our capacity expansions to actual demand, or that the rate of cost declines will offset price declines in any given period. While the industry has grown rapidly, consumer preferences for panels of differing sizes, or price or other factors, may lead to pauses in market growth, and it is possible that glass manufacturing capacity may exceed demand from time to time. In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the profitability of this segment.

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                      For the three months ended March 31,          % Change
                                                                      ------------------------------------          --------
                                                                              2005            2004                  05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Optical fiber and cable                                                 $     212         $    149                   42%
   Hardware and equipment                                                        215              163                   32%
                                                                           ---------         --------
     Total net sales                                                       $     427         $    312                   37%
                                                                           =========         ========

Net income (loss)                                                          $       9         $    (43)                 121%
------------------------------------------------------------------------------------------------------------------------------------

For the first quarter of 2005, fiber volumes increased 52% while prices declined 7% compared to the first quarter of 2004. The 2005 increase in fiber volumes was largely driven by sales in North America and Europe, offset by lower volumes in China. The stronger North America volumes were primarily due to increased sales to Verizon Communications (Verizon) to support their fiber-to-the-premises project. Sales to Verizon also accounted for the majority of the increase in hardware and equipment product sales. In the first quarter of 2004, the Telecommunications segment did not have any significant sales to Verizon for their fiber-to-the-premises project. The lower volume in China was due to the overall weakness in the market, which continues to suffer over capacity and pricing pressure. Based on these market conditions, we have been unable to regain the share we lost prior to the successful resolution of the 2004 anti-dumping preliminary determination. The comparison of sales of the Telecommunications segment between 2005 and 2004 was negatively affected by the 2004 sale of our frequency controls business. During the first quarter of 2004, the frequency controls business recorded sales of $22 million. Excluding the impact of this divestiture, net sales for the Telecommunications segment increased 47% for the first quarter of 2005 compared to the year ago period. Movements in foreign exchange rates, primarily the Euro and Japanese yen, did not have a significant impact on sales for 2005 compared to 2004.

Although showing a modest profit, the first quarter 2005 net income represented a significant improvement over the loss incurred in the first quarter of 2004. This improvement in performance is primarily driven by operational efficiencies from the increase in sales volumes. Movements in exchange rates did not significantly impact net income.

Outlook:
--------
For the second quarter of 2005, we expect net sales to increase approximately 5% compared to those of the first quarter. This sales performance primarily reflects typical seasonal increases in North America and Europe, as well as ongoing demand from fiber-to-the-premises projects. For China, we do not anticipate any significant recovery during the second quarter. We expect fiber volumes to be flat to up 10% and moderate pricing declines. Segment net sales continue to be impacted by Verizon's fiber-to-the-premises project. We expect the second quarter level of sales to Verizon to decline due to expected price declines as this program enters its second year. Second quarter sales volumes should be approximately flat with the first quarter. However, fiber-to-the-premises sales to Verizon could decline more significantly in the third and fourth quarters unless Verizon raises its announced targets for homes passed and connected. Potential changes in Verizon's inventory of fiber-to-the-premises products could also affect the sales level.

Environmental Technologies
The  following  table  provides  net sales and other data for the  Environmental
Technologies segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                      For the three months ended March 31,          % Change
                                                                      ------------------------------------          --------
                                                                              2005             2004                 05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Automotive                                                              $     127         $    125                    2%
   Diesel                                                                         21               16                   31%
                                                                           ---------         --------
     Total net sales                                                       $     148         $    141                    5%
                                                                           =========         ========

Net (loss) income                                                          $      (2)        $      6                (133)%
------------------------------------------------------------------------------------------------------------------------------------

The 2005 increase in net sales is primarily the result of demand for our ceramic filters and substrates for diesel emission control applications. We have received several letters of intent from diesel engine manufacturers to supply filters for their 2007 model year platforms, but they have not yet developed into supply agreements. Negotiations with these diesel engine manufacturers will continue through the next several quarters. For automotive products, volumes were up slightly from 2004, and sales continue to benefit from a higher mix of our thin-wall and ultra thin-wall substrates, which allow engine manufacturers to meet increasingly tighter emissions control requirements in a more cost effective manner. Strong sales to Asian auto manufacturers were largely offset by weaker demand from U.S. auto manufacturers due to slowdowns in their production. A portion of this segment's sales are susceptible to movements in the U.S. dollar-Euro exchange rate. Movements in exchange rates did not have a significant impact on sales for 2005 compared to 2004.

The 2005 decline in net income is primarily the result of increased development costs and plant start-up costs to support our emerging diesel products. These costs offset the gross margin benefits of increased volumes and the higher mix of premium automotive products. Movements in exchange rates did not significantly impact net income.

Outlook:
--------
For the second quarter of 2005, we expect net sales to be comparable to those of the first quarter. For automotive products, we expect to see stable demand based on anticipated worldwide auto production and a continuation of the shift to premium products, although at slightly slower rates than 2004. A portion of our automotive products are sold to U.S. auto manufacturers, and as a result, further slowdowns in automotive production by these manufacturers could adversely impact sales. Diesel product sales are expected to grow in the quarter as the retrofit market is anticipated to remain strong. The retrofit market is volatile, and any unanticipated declines in demand could adversely impact sales.

Life Sciences
The  following  table  provides  net sales and other data for the Life  Sciences segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                      For the three months ended March 31,          % Change
                                                                      ------------------------------------          --------
                                                                              2005             2004                 05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                  $      74         $     79                   (6)%
Net (loss) income                                                          $      (2)        $      5                 (140)%
------------------------------------------------------------------------------------------------------------------------------------

The 2005 decrease in net sales is primarily due to volume decreases as a result of the change in our distribution channel previously disclosed in our 2004 Annual Report on Form 10-K. Movements in foreign exchange rates, primarily the Euro, did not have a significant impact on the comparability of sales.

The 2005 decrease in net income is largely attributable to the gross margin impact from the lower sales volumes. Additionally, the Life Science segment incurred higher operating expenses to implement the change in distribution channels and to support new product development efforts.

Outlook:
--------
For the second quarter of 2005, we expect to see a modest decline in sales due to the ongoing change in our distribution channel. The second quarter of 2005 will be the first full quarter of our channel migration as the distribution agreement with one of our primary distributors expired in April. While we are encouraged by the early results of our efforts to migrate sales previously made through this distributor to our other primary distributor and other channels, the adverse impact to sales is likely to increase in the second quarter of 2005. There can be no assurance that we will be successful in migrating the majority of our 2004 sales made through this distributor, as end user preferences for distribution models, price or other factors may adversely impact sales in the second half of 2005. For the full year, sales may be negatively impacted by as much as 10% to 20% as a result of this change in our distribution channel.

LIQUIDITY AND CAPITAL RESOURCES

Customer Deposits
Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates. The deposits will be applied in the form of credits against future product purchases in later periods as credits are applied for cash deposits received in earlier periods. For the current year, we received a total of $108 million of deposits against orders, of which $20 million was received in the first quarter.

Customer deposits will be received in the following periods (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                        For the three
                                                        months ended            Remainder          Estimated 2006
                                         2004          March 31, 2005            of 2005             and Beyond          Total
------------------------------------------------------------------------------------------------------------------------------------
Customer deposits received (a)          $   204            $  20                $  463               $   295           $   982
------------------------------------------------------------------------------------------------------------------------------------

(a)  The majority of customer deposits will be received through 2006.

Financing Structure
In the first quarter of 2005, we completed the following debt transactions:
..    We obtained a loan of approximately $48 million,  bearing interest at 2.1%, from a Japanese bank. This loan is part of a 10-year loan agreement entered into in 2004 to fund certain capital expansion activities in Japan.
..    We redeemed $100 million of our outstanding 3.50%  convertible  debentures.
     The bondholders affected by this redemption elected to convert $98 million of their debentures into Corning common stock at a conversion ratio of
     103.3592 shares per $1,000 debenture, with the remaining $2 million repaid in cash. Separately, bondholders elected to convert approximately $6 million of outstanding debentures into Corning common stock. In total, we issued 11 million shares upon the conversion of the debentures, resulting in an increase to equity of $105 million. At March 31, 2005, $191 million of our 3.50% convertible debentures remained outstanding. We expect to redeem these debentures, subject to market conditions, before December 31, 2005.
..    We repaid a total of $192 million of notes in accordance  with their stated
     repayment schedule. This was primarily comprised of our 5.625% Euro notes.

In addition, in the first quarter of 2005 we completed negotiations with a group of banks on a new revolving credit facility. The new facility provides us access to a $975 million unsecured multi-currency revolving line of credit and expires in March 2010. The facility includes two financial covenants, a leverage test (debt to capital ratio not greater than 50%) and an interest coverage ratio of no less than 3.5 times (calculated on the most recent four quarters). As of March 31, 2005, our interest coverage ratio was 8.4 times, and our debt to capital ratio was 36%. Concurrent with the closing of this credit facility, we terminated our previous $2 billion revolving line of credit that was set to expire in August 2005.

Capital Spending
Capital spending totaled $323 million during the three months ended March 31, 2005. Our 2005 forecasted consolidated capital spending remains at $1.2 billion to $1.4 billion. Of this amount, $900 million to $1 billion will be directed toward expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and approximately $150 million will be directed toward our Environmental Technologies segment.

Restructuring
During the three months ended March 31, 2005, we made payments of $5 million related to employee severance and termination costs and $4 million in other exit costs resulting from prior years' restructuring actions. We expect additional payments to approximate $9 million in the second quarter of 2005 for actions taken from 2001 through 2004.

Key Balance Sheet Data
Balance sheet and working  capital  measures are provided in the following table
(dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                      As of March 31,       As of December 31,
                                                                      ---------------       ------------------
                                                                           2005                    2004
------------------------------------------------------------------------------------------------------------------------------------
Working capital                                                          $  1,072                $    945
Working capital, excluding cash and short-term investments               $  (475)                $  (936)
Current ratio                                                               1.5:1                   1.4:1
Trade accounts receivable, net of allowances                             $    621                $    585
Days sales outstanding                                                         53                      52
Inventories                                                              $    562                $    535
Inventory turns                                                               4.8                     4.9
Days payable outstanding                                                       95                      67
Long-term debt                                                           $  2,125                $  2,214
Total debt to total capital                                                   36%                     41%
------------------------------------------------------------------------------------------------------------------------------------

Credit Rating
There has been no change in our credit ratings from those  disclosed in our 2004
Form 10-K:
------------------------------------------------------------------------------------------------------------------------------------
RATING AGENCY                                                             Rating                  Outlook
Last Update                                                           Long-Term Debt            Last Update
------------------------------------------------------------------------------------------------------------------------------------
Fitch                                                                       BB+                  Positive
    August 12, 2004                                                                           August 12, 2004

Standard & Poor's (a)                                                       BB+                   Stable
    July 29, 2002                                                                            January 16, 2004

Moody's                                                                     Ba2                  Positive
    July 29, 2002                                                                            January 14, 2005
------------------------------------------------------------------------------------------------------------------------------------

(a) Standard & Poor's placed Corning's credit rating on Credit Watch with positive implications on February 8, 2005.

Management Assessment of Liquidity
Our major source of funding for 2005 and beyond will be our existing balance of cash, cash equivalents and short-term investments. From time to time, we may also issue debt or equity securities for general corporate purposes. We believe we have sufficient liquidity for the next several years to fund operations, restructuring, the asbestos settlement, research and development, capital expenditures and scheduled debt repayments.

Contractual Obligations
There have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2004 Annual Report on Form 10-K under the caption "Contractual Obligations."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management's most difficult, subjective or complex judgments are described in our 2004 Annual Report on Form 10-K and remain unchanged through the first quarter of 2005.

ENVIRONMENT

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. We have accrued $14 million for the estimated liability for environmental cleanup and related litigation at March 31, 2005. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

Many statements in this Quarterly Report on Form 10-Q are forward-looking statements. These typically contain words such as "believes," "expects," "anticipates," "estimates," "forecasts," or similar expressions. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to the following:

-    global economic and political conditions;
-    tariffs, import duties and currency fluctuations;
-    product demand and industry capacity;
-    competitive products and pricing;
-    sufficiency of manufacturing capacity and efficiencies;
-    availability and costs of critical components and materials;
-    new product development and commercialization;
-    order activity and demand from major customers;
-    fluctuations in capital spending by customers;
- possible disruption in commercial activities due to terrorist activity, armed conflict, political instability or major health concerns;
-    facility expansions and new plant start-up costs;
-    effect of regulatory and legal developments;
-    capital resource and cash flow activities;
- ability to pace capital spending to anticipated levels of customer demand, which may fluctuate;
-    interest costs;
- credit rating and ability to obtain financing and capital on commercially reasonable terms;
-    adequacy and availability of insurance;
-    financial risk management;
-    capital spending;
-    acquisition and divestiture activities;
-    rate of technology change;
-    level of excess or obsolete inventory;
-    ability to enforce patents;
-    adverse litigation;
-    product and components performance issues;
-    stock price fluctuations;
- rate of substitution by end-users purchasing LCDs for notebook computers, desktop monitors and televisions;
-    downturn in demand for LCD glass substrates;
-    customer  ability,  most notably in the Display  Technologies  segment,  to
     maintain   profitable   operations  and  obtain  financing  to  fund  their
     manufacturing expansions;
-    fluctuations in supply chain inventory levels;
- equity company activities, principally at Dow Corning Corporation and Samsung Corning Co., Ltd.; and
- other risks detailed in Corning's Securities and Exchange Commission filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposures during the first three months of 2005. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2004 Annual Report on Form 10-K.


ITEM 4.  CONTROLS AND PROCEDURES

Corning  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of Corning's management, including Corning's chief executive officer and its chief financial officer, of the effectiveness of the design and operation of Corning's disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report. Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning's disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended March 31, 2005, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued $14 million for its estimated liability for environmental cleanup and litigation at March 31, 2005. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Schwinger and Stevens Toxins Lawsuits. In April 2002, Corning was named as a defendant in two actions, Schwinger and Stevens, filed in the U.S. District
Court for the Eastern District of New York, which asserted various personal injury and property damage claims against a number of corporate defendants. These claims allegedly arise from the release of toxic substances from a Sylvania nuclear materials processing facility near Hicksville, New York. Amended complaints naming 205 plaintiffs and seeking damages in excess of $3 billion were served in September 2002. The sole basis of liability against Corning was plaintiffs' claim that Corning was the successor to Sylvania-Corning Nuclear Corporation (Sylvania-Corning), a Delaware corporation formed in 1957 and dissolved in 1960. Management intends to vigorously contest all claims against Corning for the reason that Corning is not the successor to Sylvania-Corning. Management will also defend on the grounds that almost all of the wrongful death claims and personal injury claims are time-barred. At a status conference in December 2002, the Court decided to "administratively close" the Schwinger and Stevens cases and ordered plaintiffs' counsel to bring new amended complaints with "bellwether" plaintiffs. In these actions, known as Schwinger II and Astuto, the plaintiffs have not named Corning as a defendant. Although it appears that plaintiffs may proceed only against the other corporate defendants, the original Schwinger and Stevens cases remain pending, and no order has been entered dismissing Corning. Based upon the information developed to date, and recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

Dow Corning Bankruptcy. Corning and The Dow Chemical Company (Dow Chemical) each own 50% of the common stock of Dow Corning, which was in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code between May 1995 and June 2004. Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousand breast-implant product lawsuits. On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the Plan) which provided for the settlement or other resolution of implant claims and includes releases for Corning and Dow Chemical as shareholders in exchange for contributions to the Plan.

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Of the approximately $3.2 billion of required funding, Dow Corning has paid approximately $1.6 billion (inclusive of insurance) and expects to pay up to an additional $1.6 billion ($710 million after-tax) over 16 years. Dow Corning has satisfied the claims of its commercial creditors, except that certain commercial creditors continue to pursue an appeal to the U.S. Court of Appeals of the Sixth Circuit seeking from Dow Corning an additional sum of approximately $80 million for interest at default rates and enforcement costs. Corning believes the risk of loss to Dow Corning (net of amounts reserved) is remote.

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

Corning received no dividends from Dow Corning in the first quarter of 2005, but anticipates that Dow Corning will begin to pay dividends later in 2005.

Federal Securities Cases. From December 2001 through April 2002, Corning and three of its officers and directors were named defendants in lawsuits alleging
(a) violations of the U.S. securities laws in connection with Corning's November 2000 offering of 30 million shares of common stock and $2.7 billion zero coupon convertible debentures, due November 2015 and (b) misleading disclosures and non-disclosures that allegedly inflated the price of Corning's common stock in the period from October 2000 through July 9, 2001. On April 12, 2004, the U.S. District Court of the Western District of New York entered a decision and order dismissing plaintiffs' complaint. That dismissal was affirmed by the U.S. Court of Appeals of the Second Circuit by an order entered on March 30, 2005. Although it is possible that plaintiffs may seek further judicial review, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

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

In the bankruptcy court, PCC in April 2000 obtained a preliminary injunction against the prosecution of asbestos actions arising from PCC's products against its two shareholders to afford the parties a period of time in which to negotiate a plan of reorganization for PCC ("PCC Plan").

On May 14, 2002, PPG announced that it had agreed with certain of its insurance carriers and representatives of current and future asbestos claimants on the terms of a settlement arrangement applicable to claims arising from PCC's products.

On March 28, 2003, Corning announced that it had also reached agreement with representatives of current and future asbestos claimants on a settlement arrangement that was thereafter incorporated into the PCC Plan. This settlement remains subject to a number of contingencies, including approval by the bankruptcy court. Corning's settlement will require the contribution, if the Plan is approved and becomes effective, of its equity interest in PCC, its one-half equity interest in PCE, and 25 million shares of Corning common stock. The settlement also requires Corning to make cash payments of $146 million (net present value as of March 31, 2005) in six installments beginning one year after the Plan is effective. In addition, Corning will assign policy rights or proceeds under primary insurance from 1962 through 1984, as well as rights to proceeds under certain excess insurance, most of which falls within the period from 1962 through 1973. In return for these contributions, Corning expects to receive a release and an injunction channeling asbestos claims against it into a settlement trust under the PCC Plan.

Corning recorded an initial charge of $298 million in the period ending March 31, 2003 to reflect the settlement terms. However, the amount of the charge for this settlement requires adjustment each quarter based upon movement in Corning's common stock price prior to contribution of the shares to the trust. During the first quarter of 2005, Corning recorded a credit of $16 million to reflect the mark-to-market of Corning common stock. Beginning with the first quarter of 2003 and through March 31, 2005, Corning recorded total net charges of $430 million to reflect the initial settlement and subsequent mark-to-market adjustments for the change in the value of Corning common stock.

Two of Corning's primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the Plan were held in the Bankruptcy Court in May 2004. The parties filed post-hearing briefs and made final oral arguments to the Bankruptcy Court in November 2004. The Bankruptcy Court allowed an additional round of briefing to address current case law developments and heard additional oral arguments on March 16, 2005. At this hearing, the court allowed the proponents of the PCC Plan 60 days to consider amendments to the Plan or to request rulings on the pending objections. The timing and outcome are uncertain. If the Bankruptcy Court does not confirm the PCC Plan in its current form, changes to the settlement agreement are reasonably possible. Further judicial review is also reasonably possible. Although the confirmation of the PCC Plan is subject to a number of contingencies, apart from the quarterly adjustment in the value of 25 million shares of Corning common stock, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

Astrium. In December of 2000, Astrium, SAS and Astrium, Ltd. filed a complaint for negligence in the U.S. District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc. (NetOptix), OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries
(prior to Corning's acquisition of NetOptix) in such a way that the amount of electricity the satellite can produce and their effective life were materially reduced. NetOptix has denied that the coatings produced by NetOptix or its subsidiaries caused the damage alleged in the complaint, or that it is legally liable for any damages that Astrium may have experienced. In April 2002, the Court granted motions for summary judgment by NetOptix and other defendants to dismiss the negligence claims, but permitted plaintiffs to add fraud and negligent misrepresentation claims against all defendants and a breach of warranty claim against NetOptix and its subsidiaries. In October 2002, the Court again granted defendants' motions for summary judgment and dismissed the negligent misrepresentation and breach of warranty claims. The intentional fraud claims were dismissed against all non-settling defendants on February 25, 2003. On March 19, 2003, Astrium appealed all of the Court's rulings regarding the various summary judgment motions to the Ninth Circuit Court of Appeals. The period of briefing the appeal was extended, and oral argument has not been scheduled. Recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

Furukawa Electric Company. On February 3, 2003, The Furukawa Electric Company (Furukawa) filed suit in the Tokyo District Court in Japan against Corning Cable Systems International Corporation (CCS International) alleging infringement of Furukawa's Japanese Patent No. 2,023,966 which relates to separable fiber ribbon units used in optical cable. Furukawa's complaint requests slightly over 6 billion Japanese yen in damages (approximately $56 million) and an injunction against further sales in Japan of these fiber ribbon units. CCS International has denied the allegation of infringement, asserted that the patent is invalid, and is defending vigorously against this lawsuit. On October 29, 2004, the Tokyo District Court issued its ruling in favor of CCS on both non-infringement and patent invalidity. Furukawa has filed an appeal from this ruling to the Tokyo Court of Appeals. Management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

PicVue Electronics Ltd., PicVue OptoElectronics International, Inc. and Eglasstrek Gmbh. In June 2002, Corning brought an action seeking to restrain the use of its trade secrets and for copyright infringement relating to certain aspects of the fusion draw machine used for liquid crystal display glass melting. This action is pending in the U.S. District Court for the Western District of New York against these three named defendants. The District Court in July 2003 denied the PicVue motion to dismiss and granted a preliminary injunction in favor of Corning, subject to posting a bond in an amount to be determined. PicVue, a Taiwanese company, filed a counterclaim alleging violations of the antitrust laws and claiming damages of more than $120 million as well as requesting trebled damages. On PicVue's appeal from the District Court's grant of the preliminary injunction, the Court of Appeals affirmed but remanded the case for the District Court to clarify the scope of the injunction and to consider what, if any, bond should be posted. The parties have submitted papers to the District Court addressing the issues remanded. Recognizing that the outcome of litigation is uncertain, management believes that the PicVue counterclaim is without merit and that the likelihood of a materially adverse impact to Corning's financial statements is remote.

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

Grand Jury Investigation of Conventional Cathode Ray Television Glass Business. In August 2003, Corning Asahi Video Products Company (CAV) was served with a federal grand jury document subpoena related to pricing, bidding and customer practices involving conventional cathode ray television glass picture tube components. A number of employees or former employees have received a related subpoena. CAV is a general partnership, 51% owned by Corning and 49% owned by Asahi Glass America, Inc. CAV's only manufacturing facility in State College, Pennsylvania closed in the first half of 2003 due to declining sales. CAV is cooperating with the government investigation. Management is not able to estimate the likelihood that any charges will be filed as a result of the investigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal first quarter of 2005:

Issuer Purchases of Equity Securities (a)

------------------------------------------------------------------------------------------------------------------------------------
                                          Total              Average             Total Number of              Approximate Dollar
                                         Number               Price            Shares Purchased as           Value of Shares that
                                        of Shares           Paid per            Part of Publicly             May Yet Be Purchased
Period                                Purchased (b)         Share (b)          Announced Plan (a)             Under the Plan (a)
------------------------------------------------------------------------------------------------------------------------------------
January 1-31, 2005                             0                 $0                    0                              $0
February 1-28, 2005                      118,161             $11.43                    0                              $0
March 1-31, 2005                          10,801             $11.81                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------
Total                                    128,962             $11.46                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------

(a) During the quarter ended March 31, 2005, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.

(b) These columns reflect the following transactions during the first quarter of 2005: (i) the deemed surrender to us of 58,921 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 70,041 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We will include voting results of our annual meeting of shareholders to be held on April 28, 2005 as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, which we expect to file with the Securities and Exchange Commission on or about July 26, 2005.

ITEM 6.  EXHIBITS

    Exhibits

    Exhibit Number  Exhibit Name
    --------------  ------------
         10         Five-Year  Revolving Credit  Agreement with Citibank,  N.A.;
                    J.P. Morgan Chase Bank, N.A.; Bank of America, N.A.; Bank of Tokyo - Mitsubishi, Ltd.; Wachovia Bank, National Association; Barclays Bank PLC; and Deutsche Bank A.G. New York branch Dated March 17, 2005

         12         Computation of Ratio of Earnings to Fixed Charges

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








                                       CORNING INCORPORATED
                                           (Registrant)






 April 26, 2005                         /s/ JAMES B. FLAWS
----------------            --------------------------------------------
      Date                                James B. Flaws
                             Vice Chairman and Chief Financial Officer
                                   (Principal Financial Officer)




 April 26, 2005                       /s/ KATHERINE A. ASBECK
----------------            --------------------------------------------
      Date                              Katherine A. Asbeck
                               Senior Vice President and Controller
                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------



Exhibit Number Exhibit Name
-------------- ------------

     10        Five-Year  Revolving Credit  Agreement with Citibank,  N.A.; J.P.
               Morgan Chase Bank, N.A.; Bank of America, N.A.; Bank of Tokyo - Mitsubishi, Ltd.; Wachovia Bank, National Association; Barclays Bank PLC; and Deutsche Bank A.G. New York branch Dated March 17, 2005

     12        Computation of Ratio of Earnings to Fixed Charges

    31.1       Certification  of  Chief  Executive   Officer  Pursuant  to  Rule
               13a-15(e) and 15d-15(e), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2       Certification  of  Chief  Financial   Officer  Pursuant  to  Rule
               13a-15(e) and 15d-15(e), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification Pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                                                                            Exhibit 10

                                TABLE OF CONTENTS

ARTICLE I
    SECTION 1.01.     Certain Defined Terms                                                                      42
    SECTION 1.02.     Computation of Time Periods                                                                51
    SECTION 1.03.     Accounting Terms                                                                           51
ARTICLE II
    SECTION 2.01.     The Advances and Letters of Credit                                                         52
    SECTION 2.02.     Making the Advances                                                                        52
    SECTION 2.03.     Issuance of and Drawings and Reimbursement Under Letters of Credit                         53
    SECTION 2.04.     Fees                                                                                       54
    SECTION 2.05.     Termination or Reduction of the Commitments                                                54
    SECTION 2.06.     Repayment of Advances and Letter of Credit Drawings                                        54
    SECTION 2.07.     Interest on Advances                                                                       55
    SECTION 2.08.     Interest Rate Determination                                                                55
    SECTION 2.09.     Optional Conversion of Advances                                                            56
    SECTION 2.10.     Prepayments of Advances                                                                    57
    SECTION 2.11.     Increased Costs                                                                            57
    SECTION 2.12.     Illegality                                                                                 57
    SECTION 2.13.     Payments and Computations                                                                  58
    SECTION 2.14.     Taxes                                                                                      59
    SECTION 2.15.     Sharing of Payments, Etc.                                                                  60
    SECTION 2.16.     Evidence of Debt                                                                           60
    SECTION 2.17.     Use of Proceeds                                                                            60
    SECTION 2.18.     Increase in the Aggregate Commitments                                                      60
ARTICLE III
    SECTION 3.01.     Conditions Precedent to Effectiveness of Section 2.01                                      62
    SECTION 3.02.     Initial Advance to Each Designated Subsidiary                                              63
    SECTION 3.03.     Conditions Precedent to Each Borrowing, Issuance and Commitment Increase                   63
    SECTION 3.04.     Determinations Under Section 3.01                                                          63
ARTICLE IV
    SECTION 4.01.     Representations and Warranties of the Company                                              64
ARTICLE V
    SECTION 5.01.     Affirmative Covenants                                                                      65
    SECTION 5.02.     Negative Covenants                                                                         66
    SECTION 5.03.     Financial Covenants                                                                        68
ARTICLE VI
    SECTION 6.01.     Events of Default                                                                          69
    SECTION 6.02.     Actions in Respect of the Letters of Credit upon Default                                   70
ARTICLE VII
    SECTION 7.01.     Unconditional Guaranty                                                                     71
    SECTION 7.02.     Guaranty Absolute                                                                          71
    SECTION 7.03.     Waivers and Acknowledgements                                                               72
    SECTION 7.04.     Subrogation                                                                                72
    SECTION 7.05.     Subordination                                                                              72
    SECTION 7.06.     Continuing Guaranty; Assignments                                                           73
ARTICLE VIII
    SECTION 8.01.     Authorization and Action                                                                   73
    SECTION 8.02.     Agent's Reliance, Etc.                                                                     73
    SECTION 8.03.     Citibank and Affiliates                                                                    74
    SECTION 8.04.     Lender Credit Decision                                                                     74
    SECTION 8.05.     Indemnification                                                                            74
    SECTION 8.06.     Successor Agent                                                                            75
    SECTION 8.07.     Sub-Agent                                                                                  75
    SECTION 8.08.     Other Agents                                                                               75

ARTICLE IX
    SECTION 9.01.     Amendments, Etc.                                                                           75
    SECTION 9.02.     Notices, Etc.                                                                              75
    SECTION 9.03.     No Waiver; Remedies                                                                        76
    SECTION 9.04.     Costs and Expenses                                                                         76
    SECTION 9.05.     Right of Set-off                                                                           77
    SECTION 9.06.     Binding Effect                                                                             77
    SECTION 9.07.     Assignments and Participations                                                             77
    SECTION 9.08.     Confidentiality                                                                            79
    SECTION 9.09.     Designated Subsidiaries                                                                    79
    SECTION 9.10.     Governing Law                                                                              79
    SECTION 9.11.     Execution in Counterparts                                                                  79
    SECTION 9.12.     Judgment                                                                                   79
    SECTION 9.13.     Jurisdiction, Etc.                                                                         80
    SECTION 9.14.     Substitution of Currency                                                                   80
    SECTION 9.15.     No Liability of the Issuing Banks                                                          80
    SECTION 9.16.     Patriot Act Notice                                                                         80
    SECTION 9.17.     Power of Attorney                                                                          80
    SECTION 9.18.     Waiver of Jury Trial                                                                       81

Schedules
---------

Schedule I - List of Applicable Lending Offices

Schedule 2.01(b) - Existing Letters of Credit

Schedule 3.01(b) - Disclosed Litigation

Schedule 5.02(d) - Existing Debt


Exhibits
--------

Exhibit A        -   Form of Note

Exhibit B        -   Form of Notice of Borrowing

Exhibit C        -   Form of Assignment and Acceptance

Exhibit D        -   Form of Designation Agreement

Exhibit E        -   Form of Opinion of Counsel for the Borrower

                                CREDIT AGREEMENT

                           Dated as of March 17, 2005

               CORNING INCORPORATED, a New York corporation (the "Company"), the
                                                                  -------
banks,  financial  institutions  and other  institutional  lenders (the "Initial
                                                                         -------
Lenders") and issuers of letters of credit  ("Initial  Issuing Banks") listed on
-------                                       ----------------------
the signature pages hereof, JPMORGAN CHASE BANK, N.A., as syndication agent, BANK OF AMERICA, N.A., THE BANK OF TOKYO-MITSUBISHI, LTD., WACHOVIA BANK, NATIONAL ASSOCIATION, BARCLAYS BANK PLC and DEUTSCHE BANK SECURITIES INC., as documentation agents, CITIGROUP GLOBAL MARKETS INC. and J.P. MORGAN SECURITIES INC., as joint lead arrangers and joint bookrunners, and CITIBANK, N.A. ("Citibank"), as administrative agent (the "Agent") for the Lenders (as
  --------                                       -----
hereinafter defined), agree as follows:

                                    ARTICLE I

                        DEFINITIONS AND ACCOUNTING TERMS

               SECTION 1.01.  Certain  Defined Terms. As used in this Agreement,
                              ----------------------
the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

               "Adjusted Consolidated EBITDA" means Consolidated EBITDA plus any
                ----------------------------
          net cash received from Equity Affiliates, minus any net cash paid to Equity Affiliates, minus any income from Equity Affiliates plus any income to Equity Affiliates.

               "Advance" means an advance by a Lender to any Borrower as part of
                -------
          a Borrowing and refers to a Base Rate Advance or a Eurocurrency Rate Advance (each of which shall be a "Type" of Advance).
                                             ----

               "Affiliate"  means,  as to any  Person,  any other  Person  that,
                ---------
          directly or indirectly, controls, is controlled by or is under common control with such Person or is a director or officer of such Person. For purposes of this definition, the term "control" (including the terms "controlling", "controlled by" and "under common control with") of a Person means the possession, direct or indirect, of the power to vote 5% or more of the Voting Stock of such Person or to direct or cause the direction of the management and policies of such Person, whether through the ownership of Voting Stock, by contract or otherwise.

               "Agent's  Account" means (a) in the case of Advances  denominated
                ----------------
          in Dollars, the account of the Agent maintained by the Agent at Citibank at its office at 388 Greenwich Street, New York, New York 10013, Account No. 36852248, Attention: Bank Loan Syndications, (b) in the case of Advances denominated in any Committed Currency, the account of the Sub-Agent designated in writing from time to time by the Agent to the Company and the Lenders for such purpose and (c) in any such case, such other account of the Agent as is designated in writing from time to time by the Agent to the Company and the Lenders for such purpose.

               "Applicable  Lending Office" means,  with respect to each Lender,
                --------------------------
          such Lender's Domestic Lending Office in the case of a Base Rate Advance and such Lender's Eurocurrency Lending Office in the case of a Eurocurrency Rate Advance.

               "Applicable Margin" means, as of any date, a percentage per annum
                -----------------
          determined by reference to the Public Debt Rating in effect on such date as set forth below:

------------------  ---------------------  --------------------------
Public Debt Rating  Applicable Margin for    Applicable Margin for
   S&P/Moody's       Base Rate Advances    Eurocurrency Rate Advances
------------------  ---------------------  --------------------------
Level 1
-------
A- or A3 or above          0.000%                     0.410%
------------------  ---------------------  --------------------------
Level 2
-------
BBB+ or Baa1               0.000%                     0.500%
------------------  ---------------------  --------------------------
Level 3
-------
BBB or Baa2                0.000%                     0.600%
------------------  ---------------------  --------------------------
Level 4
-------
BBB- or Baa3               0.000%                     0.825%
------------------  ---------------------  --------------------------
Level 5
-------
BB+ or Ba1                 0.050%                     1.050%
------------------  ---------------------  --------------------------
Level 6
-------
BB or Ba2                  0.250%                     1.250%
------------------  ---------------------  --------------------------
Level 7
-------
Lower than Level 6         0.700%                     1.700%
------------------  ---------------------  --------------------------

               "Applicable  Percentage"  means, as of any date, a percentage per
                ----------------------
          annum determined by reference to the Public Debt Rating in effect on such date as set forth below:

                -------------------------  -----------------
                   Public Debt Rating        Applicable
                       S&P/Moody's           Percentage
                -------------------------  -----------------
                Level 1
                -------
                A- or A3 or above              0.090%
                -------------------------  -----------------
                Level 2
                -------
                BBB+ or Baa1                   0.125%
                -------------------------  -----------------
                Level 3
                -------
                BBB or Baa2                    0.150%
                -------------------------  -----------------
                Level 4
                -------
                BBB- or Baa3                   0.175%
                -------------------------  -----------------
                Level 5
                -------
                BB+ or Ba1                     0.200%
                -------------------------  -----------------
                Level 6
                -------
                BB or Ba2                      0.250%
                -------------------------  -----------------
                Level 7
                -------
                Lower than Level 6             0.300%
                -------------------------  -----------------

               "Assignment  and  Acceptance"  means an assignment and acceptance
                ---------------------------
          entered into by a Lender and an Eligible Assignee, and accepted by the Agent, in substantially the form of Exhibit C hereto.

               "Assuming Lender" has the meaning specified in Section 2.18(d).
                ---------------

               "Assumption  Agreement"  has the  meaning  specified  in  Section
                ---------------------
          2.18(d)(ii).

               "Available  Amount" of any Letter of Credit  means,  at any time,
                -----------------
          the maximum amount available to be drawn under such Letter of Credit at such time (assuming compliance at such time with all conditions to drawing).

               "Bankruptcy  Law" means any proceeding of the type referred to in
                ---------------
          Section 6.01(f) or Title 11, U.S. Code, or any similar foreign, federal or state law for the relief of debtors.

               "Base Rate" means a fluctuating interest rate per annum in effect
                ---------
          from time to time, which rate per annum shall at all times be equal to the higher of:

                    (a) the rate of interest  announced  publicly by Citibank in
               New York, New York, from time to time, as Citibank's base rate;

                    (b) 1/2 of one percent  per annum  above the  Federal  Funds
               Rate.

               "Base Rate Advance" means an Advance  denominated in Dollars that
                -----------------
          bears interest as provided in Section 2.07(a)(i).

               "Borrowers" means,  collectively,  the Company and the Designated
                ---------
          Subsidiaries from time to time.

               "Borrowing" means a borrowing consisting of simultaneous Advances
                ---------
          of the same Type made by each of the Lenders pursuant to Section 2.01(a).

               "Borrowing Minimum" means, in respect of Advances  denominated in
                -----------------
          Dollars, $10,000,000, in respect of Advances denominated in Sterling, (pound)10,000,000, in respect of Advances denominated in Yen,
          (Y)100,000,000  and,  in respect  of  Advances  denominated  in Euros,
          (euro)10,000,000.

               "Borrowing Multiple" means, in respect of Advances denominated in
                ------------------
          Dollars, $1,000,000 in respect of Advances denominated in Sterling, (pound)1,000,000, in respect of Advances denominated in Yen,
          (Y)10,000,000  and,  in  respect  of  Advances  denominated  in Euros,
          (euro)1,000,000.

               "Business  Day"  means a day of the year on which  banks  are not
                -------------
          required or authorized by law to close in New York City and, if the applicable Business Day relates to any Eurocurrency Rate Advances, on which dealings are carried on in the London interbank market and banks are open for business in London and in the country of issue of the currency of such Eurocurrency Rate Advance (or, in the case of an Advance denominated in Euro, on which the Trans-European Automated Real-Time Gross Settlement Express Transfer (TARGET) System is open).

               "Commitment"  means a Revolving Credit  Commitment or a Letter of
                ----------
          Credit Commitment.

               "Commitment Date" has the meaning specified in Section 2.18(b).
                ---------------

               "Commitment  Increase"  has  the  meaning  specified  in  Section
                --------------------
          2.18(a).

               "Committed  Currencies"  means  lawful  currency  of  the  United
                ---------------------
          Kingdom of Great Britain and Northern Ireland, lawful currency of Japan and Euros.

               "Company Information" has the meaning specified in Section 9.08.
                -------------------

               "Consolidated"   refers  to  the  consolidation  of  accounts  in
                ------------
          accordance with GAAP.

               "Consolidated  Debt for  Borrowed  Money" of any Person means all
                ---------------------------------------
          items  that,  in  accordance   with  GAAP,   would  be  classified  as
          indebtedness on a Consolidated balance sheet of such Person.

               "Consolidated  EBITDA" means,  with respect to any Person for any
                --------------------
          period, an amount equal to (a) Consolidated Net Income (before discontinued operations) of such Person for such period plus (b) the sum of, in each case to the extent included in the calculation of such Consolidated Net Income of such Person for such period in accordance with GAAP, but without duplication, (i) any provision for income taxes, (ii) Consolidated Interest Expense, (iii) loss from extraordinary items, (iv) depreciation, depletion and amortization of intangibles or financing or acquisition costs, and (v) all other non-cash charges and non-cash losses for such period (including, but not limited to, stock option expense and restructuring and impairment charges), minus (c) the sum of, in each case to the extent included in the calculation of Consolidated Net Income of such Person for such period in accordance with GAAP, but without duplication, (i) any credit for income tax, (ii) gains from extraordinary items for such period, (iii) any aggregate net gain from the sale, exchange or other disposition of capital assets by such Person, (iv) cash payments for previously reserved charges and (v) any other non-cash gains which have been added in determining Consolidated Net Income.

               "Consolidated  Interest  Expense"  means,  for any period for any
                -------------------------------
          Person, all items that, in accordance with GAAP, would be classified as interest expense on a Consolidated statement of income of such Person for such period.

               "Consolidated  Net Income" means,  for any Person for any period,
                ------------------------
          the net income (or loss) of such Person and its Subsidiaries for such period, determined on a Consolidated basis in conformity with GAAP.

               "Consolidated Net Worth" means, at any time, stockholders' equity
                ----------------------
          as set forth or reflected on the most recent Consolidated balance sheet of the Company and its Subsidiaries, plus the sum of minority
                                                        ----
          interests, convertible preferred securities, and preferred stock, all determined in accordance with GAAP and consistently applied.

               "Consolidated  Total Capital"  means, at any time, the sum of (i)
                ---------------------------
          Consolidated Net Worth, and (ii) Consolidated Debt for Borrowed Money.

               "Convert",   "Conversion"   and  "Converted"  each  refers  to  a
                -------      ----------          ---------
          conversion of Advances of one Type into Advances of the other Type pursuant to Section 2.08 or 2.09.

               "Debt"  of  any  Person  means,  without  duplication,   (a)  all
                ----
          indebtedness of such Person for borrowed money, (b) all obligations of such Person for the deferred purchase price of property or services (other than trade payables not overdue by more than 90 days incurred in the ordinary course of such Person's business), (c) all obligations of such Person evidenced by notes, bonds, debentures or other similar instruments, (d) all obligations of such Person created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), (e) all obligations of such Person as lessee under leases that have been or should be, in accordance with GAAP, recorded as capital leases, (f) all obligations, contingent or otherwise, of such Person in respect of acceptances, letters of credit or similar extensions of credit, (g) all net obligations of such Person in respect of Hedge Agreements, (h) all Debt of others referred to in clauses (a) through (g) above or clause (i) below (collectively, "Guaranteed Debt") guaranteed directly
                                           ---------------
          or indirectly in any manner by such Person, or in effect guaranteed directly or indirectly by such Person through an agreement (1) to pay or purchase such Guaranteed Debt or to advance or supply funds for the payment or purchase of such Guaranteed Debt, (2) to purchase, sell or lease (as lessee or lessor) property, or to purchase or sell services, primarily for the purpose of enabling the debtor to make payment of such Guaranteed Debt or to assure the holder of such Guaranteed Debt against loss, (3) to supply funds to or in any other manner invest in the debtor (including any agreement to pay for property or services irrespective of whether such property is received or such services are rendered) or (4) otherwise to assure a creditor against loss, and (i) all Debt referred to in clauses (a) through (h) above (including Guaranteed Debt) secured by (or for which the holder of such Debt has an existing right, contingent or otherwise, to be secured by) any Lien on property (including, without limitation, accounts and contract rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Debt.

               "Default"  means any Event of  Default  or any event  that  would
                -------
          constitute an Event of Default but for the requirement that notice be given or time elapse or both.

               "Designated Subsidiary" means any direct or indirect wholly-owned
                ---------------------
          Subsidiary of the Company designated for borrowing privileges under this Agreement pursuant to Section 9.09.

               "Designation  Agreement"  means,  with respect to any  Designated
                ----------------------
          Subsidiary, an agreement in the form of Exhibit D hereto signed by such Designated Subsidiary and the Company.

               "Disclosed  Litigation"  has the  meaning  specified  in  Section
                ---------------------
          3.01(b).

               "Dollars"  and the "$" sign each  means  lawful  currency  of the
                -------            -
          United States of America.

               "Domestic Lending Office" means, with respect to any Lender,  the
                -----------------------
          office of such Lender specified as its "Domestic Lending Office" opposite its name on Schedule I hereto or in the Assumption Agreement or the Assignment and Acceptance pursuant to which it became a Lender, or such other office of such Lender as such Lender may from time to time specify to the Company and the Agent.

               "Effective Date" has the meaning specified in Section 3.01.
                --------------

               "Eligible  Assignee"  means (i) a Lender;  (ii) an Affiliate of a
                ------------------
          Lender; and (iii) any other Person approved by the Agent and, unless an Event of Default has occurred and is continuing at the time any assignment is effected in accordance with Section 9.07, the Company, in each case, such approval not to be unreasonably withheld or delayed; provided, however, that neither the Company nor an Affiliate
                   --------   -------
          of the Company shall qualify as an Eligible Assignee.

               "Environmental  Action" means any action,  suit,  demand,  demand
                ---------------------
          letter, claim, notice of non-compliance or violation, notice of liability or potential liability, investigation, proceeding, consent order or consent agreement relating in any way to any Environmental Law, Environmental Permit or Hazardous Materials or arising from alleged injury or threat of injury to health, safety or the environment, including, without limitation, (a) by any governmental or regulatory authority for enforcement, cleanup, removal, response, remedial or other actions or damages and (b) by any governmental or regulatory authority or any third party for damages, contribution, indemnification, cost recovery, compensation or injunctive relief.

               "Environmental  Law" means any federal,  state,  local or foreign
                ------------------
          statute, law, ordinance, rule, regulation, code, order, judgment, decree or judicial or agency interpretation, policy or guidance relating to pollution or protection of the environment, health, safety or natural resources, including, without limitation, those relating to the use, handling, transportation, treatment, storage, disposal, release or discharge of Hazardous Materials.

               "Environmental Permit" means any permit, approval, identification
                --------------------
          number,   license   or  other   authorization   required   under   any
          Environmental Law.

               "Equity  Affiliate"  means any Person which the Company  accounts
                -----------------
          for in its Consolidated financial statements on an equity basis pursuant to GAAP.

               "Equivalent"  in Dollars of any  Committed  Currency  on any date
                ----------
          means the equivalent in Dollars of such Committed Currency determined by using the quoted spot rate at which the Sub-Agent's principal office in London offers to exchange Dollars for such Committed Currency in London prior to 4:00 P.M. (London time) (unless otherwise indicated by the terms of this Agreement) on such date as is required pursuant to the terms of this Agreement, and the "Equivalent" in any Committed Currency of Dollars means the equivalent in such Committed Currency of Dollars determined by using the quoted spot rate at which the Sub-Agent's principal office in London offers to exchange such Committed Currency for Dollars in London prior to 4:00 P.M. (London time) (unless otherwise indicated by the terms of this Agreement) on such date as is required pursuant to the terms of this Agreement.

               "ERISA"  means the  Employee  Retirement  Income  Security Act of
                -----
          1974, as amended from time to time, and the regulations promulgated and rulings issued thereunder.

               "ERISA  Affiliate" means any Person that for purposes of Title IV
                ----------------
          of ERISA is a member of the Company's controlled group, or under common control with the Company, within the meaning of Section 414 of the Internal Revenue Code.

               "ERISA Event" means (a) (i) the occurrence of a reportable event,
                -----------
          within the meaning of Section 4043 of ERISA, with respect to any Plan unless the 30-day notice requirement with respect to such event has been waived by the PBGC, or (ii) the requirements of subsection (1) of
          Section 4043(b) of ERISA (without regard to subsection (2) of such Section) are met with respect to a contributing sponsor, as defined in
          Section 4001(a)(13) of ERISA, of a Plan, and an event described in paragraph (9), (10), (11), (12) or (13) of Section 4043(c) of ERISA is reasonably expected to occur with respect to such Plan within the following 30 days, unless the 30-day notice requirement with respect to such event has been waived by the PBGC; (b) the application for a minimum funding waiver with respect to a Plan; (c) the provision by the administrator of any Plan of a notice of intent to terminate such Plan pursuant to Section 4041(a)(2) of ERISA (including any such notice with respect to a plan amendment referred to in Section 4041(e) of ERISA); (d) the cessation of operations at a facility of the Company or any ERISA Affiliate in the circumstances described in
          Section 4062(e) of ERISA; (e) the withdrawal by the Company or any ERISA Affiliate from a Multiple Employer Plan during a plan year for which it was a substantial employer, as defined in Section 4001(a)(2) of ERISA; (f) the conditions for the imposition of a lien under
          Section  302(f) of ERISA shall have been met with respect to any Plan;
          (g) the adoption of an amendment to a Plan requiring the provision of security to such Plan pursuant to Section 307 of ERISA; or (h) the institution by the PBGC of proceedings to terminate a Plan pursuant to
          Section 4042 of ERISA, or the occurrence of any event or condition described in Section 4042 of ERISA that constitutes grounds for the termination of, or the appointment of a trustee to administer, a Plan.

               "EURIBO Rate" means, for any Interest Period,  the rate appearing
                -----------
          on Page 248 of the Moneyline Telerate Service (or on any successor or substitute page of such Service, or any successor to or substitute for such Service, providing rate quotations comparable to those currently provided on such page of such Service, as determined by the Agent from time to time for purposes of providing quotations of interest rates applicable to deposits in Euro by reference to the Banking Federation of the European Union Settlement Rates for deposits in Euro) at approximately 10:00 a.m., London time, two Business Days prior to the commencement of such Interest Period, as the rate for deposits in Euro with a maturity comparable to such Interest Period or, if for any reason such rate is not available, the average (rounded upward to the nearest whole multiple of 1/16 of 1% per annum, if such average is not such a multiple) of the respective rates per annum at which deposits in Euros are offered by the principal office of each of the Reference Banks in London, England to prime banks in the London interbank market at 11:00 A.M. (London time) two Business Days before the first day of such Interest Period in an amount substantially equal to such Reference Bank's Eurocurrency Rate Advance comprising part of such Borrowing to be outstanding during such Interest Period and for a period equal to such Interest Period (subject, however, to the provisions of Section 2.08).

               "Euro"  means  the  lawful  currency  of the  European  Union  as
                ----
          constituted  by the  Treaty of Rome  which  established  the  European
          Community, as such treaty may be amended from time to time and as referred to in the EMU legislation.

               "Eurocurrency  Lending Office" means, with respect to any Lender,
                ----------------------------
          the office of such Lender specified as its "Eurocurrency Lending Office" opposite its name on Schedule I hereto or in the Assumption Agreement or the Assignment and Acceptance pursuant to which it became a Lender (or, if no such office is specified, its Domestic Lending Office), or such other office of such Lender as such Lender may from time to time specify to the Company and the Agent.

               "Eurocurrency  Liabilities" has the meaning assigned to that term
                -------------------------
          in Regulation D of the Board of Governors of the Federal Reserve System, as in effect from time to time.

               "Eurocurrency  Rate"  means,  for any  Interest  Period  for each
                ------------------
          Eurocurrency Rate Advance comprising part of the same Borrowing, an interest rate per annum equal to the rate per annum obtained by dividing (a)(i) in the case of any Advance denominated in Dollars or any Committed Currency other than Euro, the rate per annum (rounded upward to the nearest whole multiple of 1/16 of 1% per annum) appearing on Moneyline Telerate Markets Page 3750 (or any successor page) as the London interbank offered rate for deposits in Dollars or the applicable Committed Currency at approximately 11:00 A.M. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period or, if for any reason such rate is not available, the average (rounded upward to the nearest whole multiple of 1/16 of 1% per annum, if such average is not such a multiple) of the rate per annum at which deposits in Dollars or the applicable Committed Currency is offered by the principal office of each of the Reference Banks in London, England to prime banks in the London interbank market at 11:00 A.M. (London time) two Business Days before the first day of such Interest Period in an amount substantially equal to such Reference Bank's Eurocurrency Rate Advance comprising part of such Borrowing to be outstanding during such Interest Period and for a period equal to such Interest Period or,
          (ii) in the case of any Advance denominated in Euros, the EURIBO Rate by (b) a percentage equal to 100% minus the Eurocurrency Rate Reserve Percentage for such Interest Period. If the Moneyline Telerate Markets Page 3750 (or any successor page) is unavailable, the Eurocurrency Rate for any Interest Period for each Eurocurrency Rate Advance comprising part of the same Borrowing shall be determined by the Agent on the basis of applicable rates furnished to and received by the Agent from the Reference Banks two Business Days before the first day of such Interest Period, subject, however, to the provisions of
                                      -------   -------
          Section 2.08.

               "Eurocurrency  Rate  Advance"  means an  Advance  denominated  in
                ---------------------------
          Dollars or a  Committed  Currency  that bears  interest as provided in
          Section 2.07(a)(ii).

               "Eurocurrency  Rate Reserve  Percentage"  for any Interest Period
                --------------------------------------
          for all Eurocurrency Rate Advances comprising part of the same Borrowing means the reserve percentage applicable two Business Days before the first day of such Interest Period under regulations issued from time to time by the Board of Governors of the Federal Reserve
          System (or any successor) for determining the maximum reserve requirement (including, without limitation, any emergency, supplemental or other marginal reserve requirement) for a member bank of the Federal Reserve System in New York City with respect to liabilities or assets consisting of or including Eurocurrency Liabilities (or with respect to any other category of liabilities that includes deposits by reference to which the interest rate on Eurocurrency Rate Advances is determined) having a term equal to such Interest Period.

               "Events of Default" has the meaning specified in Section 6.01.
                -----------------

               "Federal  Funds  Rate"  means,  for  any  period,  a  fluctuating
                --------------------
          interest rate per annum equal for each day during such period to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Business Day, the average of the quotations for such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by it.

               "GAAP" has the meaning specified in Section 1.03.
                ----

               "Guaranteed  Obligations"  has the meaning  specified  in Section
                -----------------------
          7.01.

               "Hazardous Materials" means (a) petroleum and petroleum products,
                -------------------
          byproducts or breakdown products, radioactive materials, asbestos-containing materials, polychlorinated biphenyls and radon gas and (b) any other chemicals, materials or substances designated, classified or regulated as hazardous or toxic or as a pollutant or contaminant under any Environmental Law.

               "Hedge  Agreements"  means  interest  rate  swap,  cap or  collar
                -----------------
          agreements, interest rate future or option contracts, currency swap agreements, currency future or option contracts and other similar agreements.

               "Increase Date" has the meaning specified in Section 2.18(a).
                -------------

               "Increasing Lender" has the meaning specified in Section 2.18(b).
                -----------------

               "Information  Memorandum" means the information  memorandum dated
                -----------------------
          February 15, 2005 used by the Agent in connection with the syndication of the Commitments.

               "Interest  Period"  means,  for each  Eurocurrency  Rate  Advance
                ----------------
          comprising part of the same Borrowing, the period commencing on the date of such Eurocurrency Rate Advance or the date of the Conversion of any Base Rate Advance into such Eurocurrency Rate Advance and ending on the last day of the period selected by the Borrower requesting such Borrowing pursuant to the provisions below and, thereafter, each subsequent period commencing on the last day of the immediately preceding Interest Period and ending on the last day of the period selected by such Borrower pursuant to the provisions below. The duration of each such Interest Period shall be one, two, three or six months, and subject to clause (c) of this definition, nine or twelve months, as such Borrower may, upon notice received by the Agent not later than 11:00 A.M. (New York City time) on the third Business Day prior to the first day of such Interest Period, select; provided,
                                                                       --------
          however, that:
          -------

                    (a) such  Borrower may not select any  Interest  Period that ends after the Termination Date;

                    (b) Interest Periods commencing on the same date for Eurocurrency Rate Advances comprising part of the same Borrowing shall be of the same duration;

                    (c) in the case of any such  Borrowing,  such Borrower shall not be entitled to select an Interest Period having duration of nine or twelve months unless, by 2:00 P.M. (New York City time) on the third Business Day prior to the first day of such Interest Period, each Lender notifies the Agent that such Lender will be providing funding for such Borrowing with such Interest Period (the failure of any Lender to so respond by such time being deemed for all purposes of this Agreement as an objection by such Lender to the requested duration of such Interest Period); provided that, if any or all of the Lenders object to the requested duration of such Interest Period, the duration of the Interest Period for such Borrowing shall be one, two, three or six months, as specified by such Borrower in the applicable Notice of Borrowing as the desired alternative to an Interest Period of nine or twelve months;

                    (d) whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day, provided, however, that, if such
                                           --------    -------
               extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of such Interest Period shall occur on the next preceding Business Day; and

                    (e) whenever the first day of any Interest  Period occurs on a day of an initial calendar month for which there is no numerically corresponding day in the calendar month that succeeds such initial calendar month by the number of months equal to the number of months in such Interest Period, such Interest Period shall end on the last Business Day of such succeeding calendar month.

               "Internal  Revenue Code" means the Internal Revenue Code of 1986,
                ----------------------
          as amended from time to time, and the regulations promulgated and rulings issued thereunder.

               "Investment  Grade  Rating  Date"  means the first date after the
                -------------------------------
          date hereof date on which the Public Debt Rating is BBB- or better from S&P and Baa3 or better from Moody's.

               "Issuance"  with  respect  to any  Letter  of  Credit  means  the
                --------
          issuance, amendment, renewal or extension of such Letter of Credit.

               "Issuing  Bank"  means an Initial  Issuing  Bank or any  Eligible
                -------------
          Assignee to which a portion of the Letter of Credit Commitment hereunder has been assigned pursuant to Section 9.07 so long as such Eligible Assignee expressly agrees to perform in accordance with their terms all of the obligations that by the terms of this Agreement are required to be performed by it as an Issuing Bank and notifies the Agent of its Applicable Lending Office (which information shall be recorded by the Agent in the Register), for so long as such Initial Issuing Bank or Eligible Assignee, as the case may be, shall have a Letter of Credit Commitment.

               "L/C Cash Deposit Account" means an interest bearing cash deposit
                ------------------------
          account to be established and maintained by the Agent, over which the Agent shall have sole dominion and control, upon terms as may be satisfactory to the Agent and the Company.

               "L/C  Related  Documents"  has the meaning  specified  in Section
                -----------------------
          2.06(b)(i).

               "Lenders"  means each Initial  Lender,  each Issuing  Bank,  each
                -------
          Assuming  Lender that shall become a party hereto  pursuant to Section
          2.18 and each  Person  that shall  become a party  hereto  pursuant to
          Section 9.07.

               "Letter of Credit" has the meaning specified in Section 2.01(b).
                ----------------

               "Letter of Credit Agreement" has the meaning specified in Section
                --------------------------
          2.03(a).

               "Letter of Credit Commitment" means, with respect to each Issuing
                ---------------------------
          Bank, the obligation of such Issuing Bank to issue Letters of Credit for the account of the Borrowers and their specified Subsidiaries in
          (a) the Dollar amount set forth opposite the Issuing Bank's name on the signature pages hereto under the caption "Letter of Credit Commitment" or (b) if such Issuing Bank has entered into one or more Assignment and Acceptances, the Dollar amount set forth for such Issuing Bank in the Register maintained by the Agent pursuant to
          Section 9.07(d) as such Issuing Bank's "Letter of Credit Commitment", in each case as such amount may be reduced prior to such time pursuant to Section 2.05.

               "Letter of Credit  Facility"  means, at any time, an amount equal
                --------------------------
          to the least of (a) the aggregate amount of the Issuing Banks' Letter of Credit Commitments at such time, (b) $200,000,000 and (c) the aggregate amount of the Revolving Credit Commitments, as such amount may be reduced at or prior to such time pursuant to Section 2.05.

               "Lien"  means  any lien,  security  interest  or other  charge or
                ----
          encumbrance   of  any  kind,   or  any  other  type  of   preferential
          arrangement, including, without limitation, the lien or retained security title of a conditional vendor and any easement, right of way or other encumbrance on title to real property.

               "Material  Adverse  Change" means any material  adverse change in
                -------------------------
          the business, condition (financial or otherwise), operations or prospects of the Company and its Subsidiaries taken as a whole.

               "Material  Adverse Effect" means a material adverse effect on (a)
                ------------------------
          the business, condition (financial or otherwise) or operations of the Company and its Subsidiaries taken as a whole, (b) the rights and remedies of the Agent or any Lender under this Agreement or any Note or (c) the ability of any Borrower to perform its obligations under this Agreement or any Note.

               "Moody's" means Moody's Investors Service, Inc.
                -------

               "Multiemployer  Plan" means a  multiemployer  plan, as defined in
                -------------------
          Section 4001(a)(3) of ERISA, to which the Company or any ERISA Affiliate is making or accruing an obligation to make contributions, or has within any of the preceding five plan years made or accrued an obligation to make contributions.

               "Multiple Employer Plan" means a single employer plan, as defined
                ----------------------
          in Section 4001(a)(15) of ERISA, that (a) is maintained for employees of the Company or any ERISA Affiliate and at least one Person other than the Company and the ERISA Affiliates or (b) was so maintained and in respect of which the Company or any ERISA Affiliate could have liability under Section 4064 or 4069 of ERISA in the event such plan has been or were to be terminated.

               "Note"  means a promissory  note of any  Borrower  payable to the
                ----
          order of any  Lender,  delivered  pursuant  to a  request  made  under
          Section 2.16 in substantially the form of Exhibit A hereto, evidencing the aggregate indebtedness of such Borrower to such Lender resulting from the Advances made by such Lender to such Borrower.

               "Notice  of  Borrowing"  has the  meaning  specified  in  Section
                ---------------------
          2.02(a).

               "Notice  of  Issuance"  has  the  meaning  specified  in  Section
                --------------------
          2.03(a).

               "Patriot  Act" means the  Uniting  and  Strengthening  America by
                ------------
          Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, Pub. L. 107-56, signed into law October 26, 2001.

               "Payment Office" means, for any Committed  Currency,  such office
                --------------
          of Citibank as shall be from time to time selected by the Agent and notified by the Agent to the Company and the Lenders.

               "PBGC" means the Pension  Benefit  Guaranty  Corporation  (or any
                ----
          successor).

               "Permitted  Liens"  means  such of the  following  as to which no
                ----------------
          enforcement, collection, execution, levy or foreclosure proceeding shall have been commenced: (a) Liens for taxes, assessments and governmental charges or levies to the extent not required to be paid under Section 5.01(b) hereof; (b) Liens imposed by law, such as materialmen's, mechanics', carriers', workmen's and repairmen's Liens and other similar Liens arising in the ordinary course of business securing obligations that are not overdue for a period of more than 30 days or which are being contested in good faith by appropriate proceedings and as to which appropriate reserves are being maintained in accordance with generally accepted accounting practices; (c) pledges or deposits to secure obligations under workers' compensation laws or similar legislation or to secure public or statutory obligations, performance bids, surety bonds, performance bonds and other obligations of a like nature incurred in the ordinary course of business; (d) easements, rights of way and other encumbrances on title to real property that do not render title to the property encumbered thereby unmarketable or materially adversely affect the use of such property for its present purposes; (e) judgment bonds so long as the enforcement of such liens is effectively stayed and the claims secured thereby are being contested in good faith by appropriate proceedings and as to which appropriate reserves are being maintained in accordance with generally accepted accounting practices; (f) liens of a lessor or sublessor with respect to property under an operating lease and any restriction or encumbrance to which the interest or title of such lessor or sublessor may be subject; and (g) so long as such liens do not secure Debt, liens arising under standard custodial, bailee or depositary arrangements (including deposit accounts with banks or other financial institutions).

               "Person" means an individual, partnership, corporation (including
                ------
          a business trust), joint stock company, trust, unincorporated association, joint venture, limited liability company or other entity, or a government or any political subdivision or agency thereof.

               "Plan" means a Single Employer Plan or a Multiple  Employer Plan.
               ----

               "Post-Petition  Interest"  has the meaning  specified  in Section
                -----------------------
          7.05.

               "Public Debt Rating"  means,  as of any date, the rating that has
                ------------------
          been most recently announced by either S&P or Moody's, as the case may be, for any class of non-credit enhanced long-term senior unsecured debt issued by the Company or, if any such rating agency shall have issued more than one such rating, the lowest such rating issued by such rating agency. For purposes of the foregoing, (a) if only one of S&P and Moody's shall have in effect a Public Debt Rating, the Applicable Margin and the Applicable Percentage shall be determined by reference to the available rating; (b) if neither S&P nor Moody's shall have in effect a Public Debt Rating, the Applicable Margin and the Applicable Percentage will be set in accordance with Level 7 under the definition of "Applicable Margin" or "Applicable Percentage", as
                             -----------------      ----------------------
          the case may be; (c) if the ratings established by S&P and Moody's shall fall within different levels, the Applicable Margin and the Applicable Percentage shall be based upon the higher rating unless the such ratings differ by two or more levels, in which case the applicable level will be deemed to be one level above the lower of such levels; (d) if any rating established by S&P or Moody's shall be changed, such change shall be effective as of the date on which such change is first announced publicly by the rating agency making such change; and (e) if S&P or Moody's shall change the basis on which ratings are established, each reference to the Public Debt Rating announced by S&P or Moody's, as the case may be, shall refer to the then equivalent rating by S&P or Moody's, as the case may be.

               "Ratable  Share" of any amount means,  with respect to any Lender
                --------------
          at any time, the product of such amount times a fraction the numerator of which is the amount of such Lender's Revolving Credit Commitment at such time (or, if the Revolving Credit Commitments shall have been terminated pursuant to Section 2.07 or 6.01, such Lender's Revolving Credit Commitment as in effect immediately prior to such termination) and the denominator of which is the aggregate amount of all Revolving Credit Commitments at such time (or, if the Revolving Credit Commitments shall have been terminated pursuant to Section 2.07 or 6.01, the aggregate amount of all Revolving Credit Commitments as in effect immediately prior to such termination).

               "Reference  Banks" means Citibank,  JPMorgan Chase Bank, N.A. and
                ----------------
          The Bank of Tokyo-Mitsubishi, Ltd.

               "Register" has the meaning specified in Section 9.07(d).
                --------

               "Required  Lenders"  means  at any time  Lenders  owed at least a
                -----------------
          majority in interest of the then aggregate unpaid principal amount (based on the Equivalent in Dollars at such time) of the Advances owing to Lenders, or, if no such principal amount is then outstanding, Lenders having at least a majority in interest of the Revolving Credit Commitments.

               "Revolving  Credit  Commitment"  means as to any  Lender  (a) the
                -----------------------------
          Dollar amount set forth opposite such Lender's name on the signature pages hereof as such Lender's "Revolving Credit Commitment", (b) if such Lender has become a Lender hereunder pursuant to an Assumption Agreement, the Dollar amount set forth in such Assumption Agreement or
          (c) if such Lender has entered into an Assignment and Acceptance, the Dollar amount set forth for such Lender in the Register maintained by the Agent pursuant to Section 9.07(d), as such amount may be reduced pursuant to Section 2.05 or increased pursuant to Section 2.18.

               "S&P"  means  Standard & Poor's,  a division  of The  McGraw-Hill
                ---
          Companies, Inc.

               "Single  Employer Plan" means a single  employer plan, as defined
                ---------------------
          in Section 4001(a)(15) of ERISA, that (a) is maintained for employees of the Company or any ERISA Affiliate and no Person other than the Company and the ERISA Affiliates or (b) was so maintained and in respect of which the Company or any ERISA Affiliate could have liability under Section 4069 of ERISA in the event such plan has been or were to be terminated.

               "Solvent" and  "Solvency"  mean,  with respect to any Person on a
                -------        --------
          particular date, that on such date (a) the fair value of the property of such Person is greater than the total amount of liabilities, including, without limitation, contingent liabilities, of such Person,
          (b) the present fair salable value of the assets of such Person is not less than the amount that will be required to pay the probable liability of such Person on its debts as they become absolute and matured, (c) such Person does not intend to, and does not believe that it will, incur debts or liabilities beyond such Person's ability to pay such debts and liabilities as they mature and (d) such Person is not engaged in business or a transaction, and is not about to engage in business or a transaction, for which such Person's property would constitute an unreasonably small capital. The amount of contingent liabilities at any time shall be computed as the amount that, in the light of all the facts and circumstances existing at such time, represents the amount that can reasonably be expected to become an actual or matured liability.

               "Sub-Agent" means Citibank International plc.
                ---------

               "Subordinated  Obligations" has the meaning  specified in Section
                -------------------------
          7.05.

               "Subsidiary"  of any Person means any  corporation,  partnership,
                ----------
          joint venture or limited liability company of which (or in which) more than 50% of (a) the issued and outstanding capital stock having ordinary voting power to elect a majority of the Board of Directors of such corporation (irrespective of whether at the time capital stock of any other class or classes of such corporation shall or might have voting power upon the occurrence of any contingency) or (b) the interest in the capital or profits of such limited liability company, partnership or joint venture is at the time directly or indirectly owned or controlled by such Person, by such Person and one or more of its other Subsidiaries or by one or more of such Person's other Subsidiaries.

               "Termination  Date"  means the  earlier of March 17, 2010 and the
                -----------------
          date of  termination in whole of the  Commitments  pursuant to Section
          2.05 or 6.01.

               "Unissued Letter of Credit Commitment" means, with respect to any
                ------------------------------------
          Issuing Bank, the obligation of such Issuing Bank to issue Letters of Credit for the account of the Borrowers or their specified Subsidiaries in an amount equal to the excess of (a) the amount of its Letter of Credit Commitment over (b) the aggregate Available Amount of all Letters of Credit issued by such Issuing Bank.

               "Unused  Commitment"  means,  with  respect to each Lender at any
                ------------------
          time, (a) such Lender's Revolving Credit Commitment at such time minus
                                                                           -----
          (b) the sum of (i) the aggregate principal amount of all Advances made by such Lender (in its capacity as a Lender) and outstanding at such time, plus (ii) such Lender's Ratable Share of (A) the aggregate
                 ----
          Available Amount of all the Letters of Credit outstanding at such time and (B) the aggregate principal amount of all Advances made by each Issuing Bank pursuant to Section 2.03(c) that have not been ratably funded by such Lender and outstanding at such time.

               "Voting  Stock" means capital stock issued by a  corporation,  or
                -------------
          equivalent interests in any other Person, the holders of which are ordinarily, in the absence of contingencies, entitled to vote for the election of directors (or persons performing similar functions) of such Person, even if the right so to vote has been suspended by the happening of such a contingency.

               SECTION 1.02.  Computation of Time Periods.  In this Agreement in
                              ---------------------------
the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each mean "to but excluding".

               SECTION  1.03.   Accounting   Terms.  All  accounting  terms  not
                                ------------------
specifically defined herein shall be construed in accordance with generally accepted accounting principles consistent with those applied in the preparation of the financial statements referred to in Section 4.01(e) ("GAAP").
                                                             ----


                                 ARTICLE II

             AMOUNTS AND TERMS OF THE ADVANCES AND LETTERS OF CREDIT

               SECTION  2.01.  The  Advances  and  Letters  of  Credit.  (a) The
                               ---------------------------------------       ---
Advances.  Each Lender severally agrees, on the terms and conditions hereinafter
--------
set forth, to make Advances to any Borrower from time to time on any Business Day during the period from the Effective Date until the Termination Date in an aggregate amount (based in respect of any Advances to be denominated in a Committed Currency by reference to the Equivalent thereof in Dollars determined on the date of delivery of the applicable Notice of Borrowing) not to exceed such Lender's Unused Commitment. Each Borrowing shall be in an amount not less than the Borrowing Minimum or the Borrowing Multiple in excess thereof and shall consist of Advances of the same Type and in the same currency made on the same day by the Lenders ratably according to their respective Revolving Credit Commitments. Within the limits of each Lender's Commitment, the Borrowers may borrow under this Section 2.01(a), prepay pursuant to Section 2.10 and reborrow under this Section 2.01(a).

               (b) Letters of Credit. Each Issuing Bank agrees, on the terms and
                   -----------------
conditions hereinafter set forth, in reliance upon the agreements of the other Lenders set forth in this Agreement, to issue letters of credit (each, a "Letter
                                                                          ------
of  Credit")  denominated  in Dollars for the  account of any  Borrower  and its
----------
specified Subsidiaries from time to time on any Business Day during the period from the Effective Date until 30 days before the Termination Date in an aggregate Available Amount (i) for all Letters of Credit issued by each Issuing Bank not to exceed at any time the lesser of (x) the Letter of Credit Facility at such time and (y) such Issuing Bank's Letter of Credit Commitment at such time and (ii) for each such Letter of Credit not to exceed an amount equal to the Unused Commitments of the Lenders at such time. No Letter of Credit shall have an expiration date (including all rights of the applicable Borrower or the beneficiary to require renewal) later than 10 Business Days before the Termination Date. Within the limits referred to above, the Borrowers may from time to time request the Issuance of Letters of Credit under this Section 2.01(b). Each letter of credit listed on Schedule 2.01(b) shall be deemed to constitute a Letter of Credit issued hereunder, and each Lender that is an issuer of such a Letter of Credit shall, for purposes of Section 2.03, be deemed to be an Issuing Bank for each such letter of credit, provided than any renewal
                                                       --------
or replacement of any such letter of credit shall be issued by an Issuing Bank pursuant to the terms of this Agreement.

               SECTION  2.02.  Making  the  Advances.  (a)  Except as  otherwise
                               ---------------------
provided in Section 2.03(c), each Borrowing shall be made on notice, given not later than (x) 11:00 A.M. (New York City time) on the third Business Day prior to the date of the proposed Borrowing in the case of a Borrowing consisting of Eurocurrency Rate Advances denominated in Dollars, (y) 4:00 P.M. (London time) on the third Business Day prior to the date of the proposed Borrowing in the case of a Borrowing consisting of Eurocurrency Rate Advances denominated in any Committed Currency, or (z) 11:00 A.M. (New York City time) on the date of the proposed Borrowing in the case of a Borrowing consisting of Base Rate Advances, by any Borrower to the Agent (and, in the case of a Borrowing consisting of Eurocurrency Rate Advances, simultaneously to the Sub-Agent), which shall give to each Lender prompt notice thereof by telecopier. Each such notice of a Borrowing (a "Notice of Borrowing") shall be by telephone, confirmed immediately
              -------------------
in writing, or telecopier in substantially the form of Exhibit B hereto, specifying therein the requested (i) date of such Borrowing, (ii) Type of Advances comprising such Borrowing, (iii) aggregate amount of such Borrowing, and (iv) in the case of a Borrowing consisting of Eurocurrency Rate Advances, initial Interest Period and currency for each such Advance. Each Lender shall, before 2:00 P.M. (New York City time) on the date of such Borrowing, in the case of a Borrowing consisting of Advances denominated in Dollars, and before 11:00 A.M. (London time) on the date of such Borrowing, in the case of a Borrowing consisting of Eurocurrency Rate Advances denominated in any Committed Currency, make available for the account of its Applicable Lending Office to the Agent at the applicable Agent's Account, in same day funds, such Lender's ratable portion of such Borrowing. After the Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Article III, the Agent will make such funds available to the Borrower requesting the Borrowing at the Agent's address referred to in Section 9.02 or at the applicable Payment Office, as the case may be.

               (b) Anything in subsection (a) above to the contrary notwithstanding, (i) no Borrower may select Eurocurrency Rate Advances for any Borrowing if the aggregate amount of such Borrowing is less than the Borrowing Minimum or if the obligation of the Lenders to make Eurocurrency Rate Advances shall then be suspended pursuant to Section 2.08 or 2.12 and (ii) the Eurocurrency Rate Advances may not be outstanding as part of more than six separate Borrowings.

               (c) Each Notice of Borrowing shall be irrevocable and binding on the Borrower requesting the Borrowing. In the case of any Borrowing that the related Notice of Borrowing specifies is to be comprised of Eurocurrency Rate Advances, the Borrower requesting the Borrowing shall indemnify each Lender against any loss, cost or expense incurred by such Lender as a result of any failure to fulfill on or before the date specified in such Notice of Borrowing for such Borrowing the applicable conditions set forth in Article III, including, without limitation, any loss (excluding loss of anticipated profits), cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Lender to fund the Advance to be made by such Lender as part of such Borrowing when such Advance, as a result of such failure, is not made on such date.

               (d) Unless the Agent shall have received notice from a Lender prior to the time of any Borrowing that such Lender will not make available to the Agent such Lender's ratable portion of such Borrowing, the Agent may assume that such Lender has made such portion available to the Agent on the date of such Borrowing in accordance with subsection (a) of this Section 2.02 and the Agent may, in reliance upon such assumption, make available to the Borrower requesting the Borrowing on such date a corresponding amount. If and to the extent that such Lender shall not have so made such ratable portion available to the Agent, such Lender and such Borrower severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to such Borrower until the date such amount is repaid to the Agent, at (i) in the case of such Borrower, the higher of (A) the interest rate applicable at the time to Advances comprising such Borrowing and (B) the cost of funds incurred by the Agent in respect of such amount and (ii) in the case of such Lender, (A) the Federal Funds Rate in the case of Advances denominated in Dollars or (B) the cost of funds incurred by the Agent in respect of such amount in the case of Advances denominated in Committed Currencies. If such Lender shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Lender's Advance as part of such Borrowing for purposes of this Agreement.

               (e) The failure of any Lender to make the Advance to be made by it as part of any Borrowing shall not relieve any other Lender of its obligation, if any, hereunder to make its Advance on the date of such Borrowing, but no Lender shall be responsible for the failure of any other Lender to make the Advance to be made by such other Lender on the date of any Borrowing.

               SECTION 2.03.  Issuance of and Drawings and  Reimbursement  Under
                              --------------------------------------------------
Letters of Credit. (a) Request for Issuance.  (i) Each Letter of Credit shall be
-----------------
issued upon notice, given not later than 11:00 A.M. (New York City time) on the fifth Business Day prior to the date of the proposed Issuance of such Letter of Credit (or on such shorter notice as the applicable Issuing Bank may agree), by any Borrower to any Issuing Bank, and such Issuing Bank shall give the Agent, prompt notice thereof. Each such notice by a Borrower of Issuance of a Letter of Credit (a "Notice of Issuance") shall be by telecopier or telephone, confirmed
           ------------------
immediately in writing, specifying therein the requested (A) date of such Issuance (which shall be a Business Day), (B) Available Amount of such Letter of Credit, (C) expiration date of such Letter of Credit (which shall not be later than 10 Business Days before the Termination Date), (D) name and address of the beneficiary of such Letter of Credit and (E) form of such Letter of Credit, such Letter of Credit shall be issued pursuant to such application and agreement for letter of credit as such Issuing Bank and the applicable Borrower shall agree for use in connection with such requested Letter of Credit (a "Letter of Credit
                                                                ----------------
Agreement").  If the  requested  form of such Letter of Credit is  acceptable to
---------
such Issuing Bank in its reasonable discretion (it being understood that any such form shall have only explicit documentary conditions to draw and shall not include discretionary conditions), such Issuing Bank will, upon fulfillment of the applicable conditions set forth in Section 3.03, make such Letter of Credit available to the applicable Borrower at its office referred to in Section 9.02 or as otherwise agreed with such Borrower in connection with such Issuance. In the event and to the extent that the provisions of any Letter of Credit Agreement shall conflict with this Agreement, the provisions of this Agreement shall govern.

               (b) Participations.  By the Issuance of a Letter of Credit (or an
                   --------------
amendment to a Letter of Credit increasing or decreasing the amount thereof) and without any further action on the part of the applicable Issuing Bank or the Lenders, such Issuing Bank hereby grants to each Lender, and each Lender hereby acquires from such Issuing Bank, a participation in such Letter of Credit equal to such Lender's Ratable Share of the Available Amount of such Letter of Credit. Each Borrower hereby agrees to each such participation. In consideration and in furtherance of the foregoing, each Lender hereby absolutely and unconditionally agrees to pay to the Agent, for the account of such Issuing Bank, such Lender's Ratable Share of each drawing made under a Letter of Credit funded by such Issuing Bank and not reimbursed by the applicable Borrower on the date made, or of any reimbursement payment required to be refunded to such Borrower for any reason, which amount will be advanced, and deemed to be an Advance to such Borrower hereunder, regardless of the satisfaction of the conditions set forth in Section 3.03. Each Lender acknowledges and agrees that its obligation to acquire participations pursuant to this paragraph in respect of Letters of Credit is absolute and unconditional and shall not be affected by any circumstance whatsoever, including any amendment, renewal or extension of any Letter of Credit or the occurrence and continuance of a Default or reduction or termination of the Revolving Credit Commitments, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever. Each Lender further acknowledges and agrees that its participation in each Letter of Credit will be automatically adjusted to reflect such Lender's Ratable Share of the Available Amount of such Letter of Credit at each time such Lender's Revolving Credit Commitment is amended pursuant to an assignment in accordance with Section 9.07 or otherwise pursuant to this Agreement.

               (c) Drawing and Reimbursement.  The payment by an Issuing Bank of
                   -------------------------
a draft drawn under any Letter of Credit which is not reimbursed by the applicable Borrower on the date made shall constitute for all purposes of this Agreement the making by any such Issuing Bank of an Advance, which shall be a Base Rate Advance, in the amount of such draft, without regard to whether the making of such an Advance would exceed such Issuing Bank's Unused Commitment. Each Issuing Bank shall give prompt notice of each drawing under any Letter of Credit issued by it to the applicable Borrower and the Agent. Upon written demand by such Issuing Bank, with a copy of such demand to the Agent and the applicable Borrower, each Lender shall pay to the Agent such Lender's Ratable Share of such outstanding Advance pursuant to Section 2.03(b). Each Lender acknowledges and agrees that its obligation to make Advances pursuant to this paragraph in respect of Letters of Credit is absolute and unconditional and shall not be affected by any circumstance whatsoever, including any amendment, renewal or extension of any Letter of Credit or the occurrence and continuance of a Default or reduction or termination of the Revolving Credit Commitments, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever. Promptly after receipt thereof, the Agent shall transfer such funds to such Issuing Bank. Each Lender agrees to fund its Ratable Share of an outstanding Advance on (i) the Business Day on which demand therefor is made by such Issuing Bank, provided that notice of such demand is
                                         --------
given not later than 11:00 A.M.  (New York City time) on such  Business  Day, or
(ii) the first Business Day next succeeding such demand if notice of such demand is given after such time. If and to the extent that any Lender shall not have so made the amount of such Advance available to the Agent, such Lender agrees to pay to the Agent forthwith on demand such amount together with interest thereon, for each day from the date of demand by any such Issuing Bank until the date such amount is paid to the Agent, at the Federal Funds Rate for its account or the account of such Issuing Bank, as applicable. If such Lender shall pay to the Agent such amount for the account of any such Issuing Bank on any Business Day, such amount so paid in respect of principal shall constitute an Advance made by such Lender on such Business Day for purposes of this Agreement, and the outstanding principal amount of the Advance made by such Issuing Bank shall be reduced by such amount on such Business Day.

               (d) Letter of Credit Reports. Each Issuing Bank shall furnish (A)
                   ------------------------
to the Agent and each Lender (with a copy to the Company) on the first Business Day of each month a written report summarizing Issuance and expiration dates of Letters of Credit issued by such Issuing Bank during the preceding month and drawings during such month under all Letters of Credit and (B) to the Agent and each Lender (with a copy to the Company) on the first Business Day of each calendar quarter a written report setting forth the average daily aggregate Available Amount during the preceding calendar quarter of all Letters of Credit issued by such Issuing Bank.

               (e) Failure to Make  Advances.  The failure of any Lender to make
                   -------------------------
the Advance to be made by it on the date specified in Section 2.03(c) shall not relieve any other Lender of its obligation hereunder to make its Advance on such date, but no Lender shall be responsible for the failure of any other Lender to make the Advance to be made by such other Lender on such date.

               SECTION 2.04.  Fees.  (a) Facility Fee. The Company agrees to pay
                              ----       ------------
to the Agent for the account of each Lender a facility fee on the aggregate amount of such Lender's Revolving Credit Commitment from the Effective Date in the case of each Initial Lender and from the effective date specified in the Assumption Agreement or in the Assignment and Acceptance pursuant to which it became a Lender in the case of each other Lender until the Termination Date at a rate per annum equal to the Applicable Percentage in effect from time to time, payable in arrears quarterly on the last day of each March, June, September and December, commencing March 31, 2005, and on the Termination Date.

               (b) Letter of Credit  Fees.  (i) Each  Borrower  shall pay to the
                   ----------------------
Agent for the account of each Lender a commission on such Lender's Ratable Share of the average daily aggregate Available Amount of all Letters of Credit issued for the account of such Borrower and outstanding from time to time at a rate per annum equal to the Applicable Margin for Eurocurrency Rate Advances in effect from time to time during such calendar quarter, payable in arrears quarterly on the last day of each March, June, September and December, commencing with the quarter ended March 31, 2005, and on the Termination Date; provided that the
                                                               --------
Applicable Margin shall be 1% above the Applicable Margin in effect upon the occurrence and during the continuation of an Event of Default if such Borrower is required to pay default interest pursuant to Section 2.07(b).

               (ii) Each Borrower shall pay to each Issuing Bank, for its own account, a fronting fee equal to 0.125% per annum of the Available Amount of each Letter of Credit issued by such Issuing Bank, payable in arrears quarterly on the last day of each March, June, September and December, and such other commissions, issuance fees, transfer fees and other fees and charges in connection with the Issuance or administration of each Letter of Credit as such Borrower and such Issuing Bank shall agree.

               (c) Agent's Fees.  The Company shall pay to the Agent for its own
                   ------------
account such fees as may from time to time be agreed between the Company and the Agent.

               SECTION   2.05.   Optional   Termination   or  Reduction  of  the
                                 -----------------------------------------------
Commitments.  The Company  shall have the right,  upon at least  three  Business
-----------
Days' notice to the Agent, to terminate in whole or permanently reduce ratably in part the Unused Commitments or the Unissued Letter of Credit Commitments of the Lenders, provided that each partial reduction shall be in the aggregate
              --------
amount of $10,000,000 or an integral multiple of $1,000,000 in excess thereof.

               SECTION 2.06. Repayment of Advances and Letter of Credit Drawings
                             ---------------------------------------------------
(a) Each Borrower shall repay to the Agent for the ratable account of the Lenders on the Termination Date the aggregate principal amount of the Advances made to such Borrower then outstanding.

               (b) The obligations of each Borrower under any Letter of Credit Agreement and any other agreement or instrument relating to any Letter of Credit issued for the account of such Borrower shall be unconditional and irrevocable, and shall be paid strictly in accordance with the terms of this Agreement, such Letter of Credit Agreement and such other agreement or instrument under all circumstances, including, without limitation, the following circumstances (it being understood that any such payment by such Borrower is without prejudice to, and does not constitute a waiver of, any rights such Borrower might have or might acquire as a result of the payment by any Lender of any draft or the reimbursement by such Borrower thereof):

               (i) any lack of validity or enforceability of this Agreement, any Note, any Letter of Credit Agreement, any Letter of Credit or any other agreement or instrument relating thereto (all of the foregoing being, collectively, the "L/C Related Documents");
                                    ---------------------

               (ii) any change in the time, manner or place of payment of, or in any other term of, all or any of the obligations of such Borrower in respect of any L/C Related Document or any other amendment or waiver of or any consent to departure from all or any of the L/C Related Documents;

               (iii) the existence of any claim, set-off, defense or other right that such Borrower may have at any time against any beneficiary or any transferee of a Letter of Credit (or any Persons for which any such beneficiary or any such transferee may be acting), any Issuing Bank, the Agent, any Lender or any other Person, whether in connection with the transactions contemplated by the L/C Related Documents or any unrelated transaction;

               (iv) any statement or any other document presented under a Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

               (v) payment by any Issuing Bank under a Letter of Credit against presentation of a draft or certificate that does not strictly comply with the terms of such Letter of Credit;

               (vi) any exchange, release or non-perfection of any collateral, or any release or amendment or waiver of or consent to departure from any guarantee, for all or any of the obligations of such Borrower in respect of the L/C Related Documents; or

               (vii) any other circumstance or happening whatsoever, whether or not similar to any of the foregoing, including, without limitation, any other circumstance that might otherwise constitute a defense available to, or a discharge of, such Borrower or a guarantor.

               SECTION 2.07. Interest on Advances. (a) Scheduled Interest.  Each
                             --------------------      ------------------
Borrower shall pay interest on the unpaid principal amount of each Advance owing to each Lender from the date of such Advance until such principal amount shall be paid in full, at the following rates per annum:

               (i) Base Rate Advances.  During such periods as such Advance is a
                   ------------------
          Base Rate  Advance,  a rate per annum equal at all times to the sum of
          (x) the Base Rate in effect from time to time plus (y) the  Applicable
                                                        ----
          Margin in effect from time to time, payable in arrears quarterly on the last day of each March, June, September and December during such periods and on the date such Base Rate Advance shall be Converted or paid in full.

               (ii)  Eurocurrency  Rate  Advances.  During such  periods as such
                     ----------------------------
          Advance is a Eurocurrency Rate Advance, a rate per annum equal at all times during each Interest Period for such Advance to the sum of (x) the Eurocurrency Rate for such Interest Period for such Advance plus
                                                                            ----
          (y) the Applicable Margin in effect from time to time, payable in arrears on the last day of such Interest Period and, if such Interest Period has a duration of more than three months, on each day that occurs during such Interest Period every three months from the first day of such Interest Period and on the date such Eurocurrency Rate Advance shall be Converted or paid in full.

               (b)  Default  Interest.   Upon  the  occurrence  and  during  the
                    -----------------
continuance of an Event of Default, the Agent may with the consent, and shall upon the request, of the Required Lenders, require the Borrowers to pay interest ("Default Interest") on (i) the unpaid principal amount of each Advance owing to
  ----------------
each  Lender,  payable in arrears on the dates  referred to in clause  (a)(i) or
(a)(ii) above, at a rate per annum equal at all times to 1% per annum above the rate per annum required to be paid on such Advance pursuant to clause (a)(i) or
(a)(ii) above and (ii) to the fullest extent permitted by law, the amount of any interest, fee or other amount payable hereunder that is not paid when due, from the date such amount shall be due until such amount shall be paid in full, payable in arrears on the date such amount shall be paid in full and on demand, at a rate per annum equal at all times to 1% per annum above the rate per annum required to be paid on Base Rate Advances pursuant to clause (a)(i) above; provided, however, that following acceleration of the Advances pursuant to
--------   -------
Section 6.01, Default Interest shall accrue and be payable hereunder whether or not previously required by the Agent.

               SECTION 2.08.  Interest Rate  Determination.  (a) Each  Reference
                              ----------------------------
Bank agrees, if requested by the Agent, to furnish to the Agent timely information for the purpose of determining each Eurocurrency Rate. If any one or more of the Reference Banks shall not furnish such timely information to the Agent for the purpose of determining any such interest rate, the Agent shall determine such interest rate on the basis of timely information furnished by the remaining Reference Banks. The Agent shall give prompt notice to the Company and the Lenders of the applicable interest rate determined by the Agent for purposes of Section 2.07(a)(i) or (ii), and the rate, if any, furnished by each Reference Bank for the purpose of determining the interest rate under Section 2.07(a)(ii).

               (b) If, with respect to any Eurocurrency Rate Advances, the Required Lenders notify the Agent that (i) they are unable to obtain matching deposits in the London inter-bank market at or about 11:00 A.M. (London time) on the second Business Day before the making of a Borrowing in sufficient amounts to fund their respective Advances as a part of such Borrowing during its Interest Period or (ii) the Eurocurrency Rate for any Interest Period for such Advances will not adequately reflect the cost to such Required Lenders of making, funding or maintaining their respective Eurocurrency Rate Advances for such Interest Period, the Agent shall forthwith so notify the Company and the Lenders, whereupon (A) the Borrower of such Eurocurrency Advances will, on the last day of the then existing Interest Period therefor, (1) if such Eurocurrency Rate Advances are denominated in Dollars, either (x) prepay such Advances or (y) Convert such Advances into Base Rate Advances and (2) if such Eurocurrency Rate Advances are denominated in any Committed Currency, either (x) prepay such Advances or (y) exchange such Advances into an Equivalent amount of Dollars and Convert such Advances into Base Rate Advances and (B) the obligation of the Lenders to make, or to Convert Advances into, Eurocurrency Rate Advances shall be suspended until the Agent shall notify the Company and the Lenders that the circumstances causing such suspension no longer exist.

               (c) If any Borrower shall fail to select the duration of any Interest Period for any Eurocurrency Rate Advances in accordance with the provisions contained in the definition of "Interest Period" in Section 1.01, the Agent will forthwith so notify such Borrower and the Lenders and such Advances will automatically, on the last day of the then existing Interest Period therefor, (i) if such Eurocurrency Rate Advances are denominated in Dollars, Convert into Base Rate Advances and (ii) if such Eurocurrency Rate Advances are denominated in a Committed Currency, be exchanged for an Equivalent amount of Dollars and Convert into Base Rate Advances.

               (d) On the date on which the aggregate unpaid principal amount of Eurocurrency Rate Advances comprising any Borrowing shall be reduced, by payment or prepayment or otherwise, to less than the Borrowing Minimum, such Advances shall automatically (i) if such Eurocurrency Rate Advances are denominated in Dollars, Convert into Base Rate Advances and (ii) if such Eurocurrency Rate Advances are denominated in a Committed Currency, be exchanged for an Equivalent amount of Dollars and Convert into Base Rate Advances.

               (e) Upon the occurrence and during the continuance of any Event of Default, (i) each Eurocurrency Rate Advance will automatically, on the last day of the then existing Interest Period therefor, (A) if such Eurocurrency Rate Advances are denominated in Dollars, be Converted into Base Rate Advances and
(B) if such Eurocurrency Rate Advances are denominated in any Committed Currency, be exchanged for an Equivalent amount of Dollars and be Converted into Base Rate Advances and (ii) the obligation of the Lenders to make, or to Convert Advances into, Eurocurrency Rate Advances shall be suspended.

               (f) If Moneyline Telerate Markets Page 3750 is unavailable and fewer than two Reference Banks furnish timely information to the Agent for determining the Eurocurrency Rate for any Eurocurrency Rate Advances after the Agent has requested such information,

               (i) the Agent shall forthwith notify the applicable Borrower and the Lenders that the interest rate cannot be determined for such Eurocurrency Rate Advances,

               (ii) each such Advance will automatically, on the last day of the then existing Interest Period therefor, (A) if such Eurocurrency Rate Advance is denominated in Dollars, Convert into a Base Rate Advance and (B) if such Eurocurrency Rate Advance is denominated in any Committed Currency, be prepaid by the applicable Borrower or be automatically exchanged for an Equivalent amount of Dollars and be Converted into a Base Rate Advance (or if such Advance is then a Base Rate Advance, will continue as a Base Rate Advance), and

               (iii) the obligation of the Lenders to make Eurocurrency Rate Advances or to Convert Advances into Eurocurrency Rate Advances shall be suspended until the Agent shall notify the Company and the Lenders that the circumstances causing such suspension no longer exist.

               SECTION 2.09.  Optional  Conversion of Advances.  The Borrower of
                              --------------------------------
any Advance may on any Business Day, upon notice given to the Agent not later than 11:00 A.M. (New York City time) on the third Business Day prior to the date of the proposed Conversion and subject to the provisions of Sections 2.08 and 2.12, Convert all Advances denominated in Dollars of one Type comprising the same Borrowing into Advances denominated in Dollars of the other Type; provided,
                                                                       --------
however,  that any  Conversion  of  Eurocurrency  Rate  Advances  into Base Rate
-------
Advances shall be made only on the last day of an Interest Period for such Eurocurrency Rate Advances, any Conversion of Base Rate Advances into Eurocurrency Rate Advances shall be in an amount not less than the minimum amount specified in Section 2.02(b) and no Conversion of any Advances shall result in more separate Borrowings than permitted under Section 2.02(b). Each such notice of a Conversion shall, within the restrictions specified above, specify (i) the date of such Conversion, (ii) the Dollar denominated Advances to be Converted, and (iii) if such Conversion is into Eurocurrency Rate Advances, the duration of the initial Interest Period for each such Advance. Each notice of Conversion shall be irrevocable and binding on the Borrower giving such notice.

               SECTION  2.10.  Prepayments  of  Advances.  (a)  Optional.   Each
                               -------------------------        --------
Borrower may, upon notice at least two Business Days' prior to the date of such prepayment, in the case of Eurocurrency Rate Advances, and not later than 11:00 A.M. (New York City time) on the date of such prepayment, in the case of Base Rate Advances, to the Agent stating the proposed date and aggregate principal amount of the prepayment, and if such notice is given, such Borrower shall, prepay the outstanding principal amount of the Advances comprising part of the same Borrowing in whole or ratably in part, together with accrued interest to the date of such prepayment on the principal amount prepaid; provided, however,
                                                             --------   -------
that (x) each partial prepayment shall be in an aggregate principal amount of not less than the Borrowing Minimum or a Borrowing Multiple in excess thereof and (y) in the event of any such prepayment of a Eurocurrency Rate Advance, such Borrower shall be obligated to reimburse the Lenders in respect thereof pursuant to Section 9.04(c).

               (b)  Mandatory.  (i) If, on any  date,  the  Agent  notifies  the
                    ---------
Company that, on any interest payment date, the sum of (A) the aggregate principal amount of all Advances denominated in Dollars plus the aggregate
Available Amount of all Letters of Credit then outstanding plus (B) the Equivalent in Dollars (determined on the third Business Day prior to such interest payment date) of the aggregate principal amount of all Advances denominated in Committed Currencies then outstanding exceeds 103% of the aggregate Commitments of the Lenders on such date, the Borrowers shall, as soon as practicable and in any event within two Business Days after receipt of such notice, prepay the outstanding principal amount of any Advances owing by the Borrowers in an aggregate amount sufficient to reduce such sum to an amount not to exceed 100% of the aggregate Commitments of the Lenders on such date.

               (ii) Each prepayment made pursuant to this Section 2.10(b) shall be made together with any interest accrued to the date of such prepayment on the principal amounts prepaid and, in the case of any prepayment of a Eurocurrency Rate Advance on a date other than the last day of an Interest Period or at its maturity, any additional amounts which the Borrowers shall be obligated to reimburse to the Lenders in respect thereof pursuant to Section 9.04(c). The Agent shall give prompt notice of any prepayment required under this Section 2.10(b) to the Company and the Lenders.

               SECTION  2.11.  Increased  Costs.  (a) If,  due to either (i) the
                               ----------------
introduction of or any change in or in the interpretation of any law or regulation or (ii) the compliance with any guideline or request from any central bank or other governmental authority including, without limitation, any agency of the European Union or similar monetary or multinational authority (whether or not having the force of law), there shall be any increase in the cost to any Lender of agreeing to make or making, funding or maintaining Eurocurrency Rate Advances or of agreeing to issue or of issuing or maintaining or participating in Letters of Credit (excluding for purposes of this Section 2.11 any such increased costs resulting from (i) Taxes or Other Taxes (as to which Section
2.14 shall  govern)  and (ii)  changes in the basis of  taxation  of overall net income or overall gross income by the United States or by the foreign jurisdiction or state under the laws of which such Lender is organized or has its Applicable Lending Office or any political subdivision thereof), then the Company shall from time to time, upon demand by such Lender (with a copy of such demand to the Agent), pay to the Agent for the account of such Lender additional amounts sufficient to compensate such Lender for such increased cost; provided,
                                                                       --------
however,  that  before  making  any  such  demand,  each  Lender  agrees  to use
-------
reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to designate a different Applicable Lending Office if the making of such designation would avoid the need for, or reduce the amount of, such increased cost and would not, in the reasonable judgment of such Lender, be otherwise disadvantageous to such Lender. A certificate as to the amount of such increased cost, submitted to the Company and the Agent by such Lender, shall be conclusive and binding for all purposes, absent manifest error.

               (b) If any Lender determines that compliance with any law or regulation or any guideline or request from any central bank or other governmental authority (whether or not having the force of law) affects or would affect the amount of capital required or expected to be maintained by such Lender or any corporation controlling such Lender and that the amount of such capital is increased by or based upon the existence of such Lender's commitment to lend or to issue or participate in Letters of Credit hereunder and other commitments of such type or the Issuance or maintenance of or participation in the Letters of Credit (or similar contingent obligations), then, upon demand by such Lender (with a copy of such demand to the Agent), the Company shall pay to the Agent for the account of such Lender, from time to time as specified by such Lender, additional amounts sufficient to compensate such Lender or such corporation in the light of such circumstances, to the extent that such Lender reasonably determines such increase in capital to be allocable to the existence of such Lender's commitment to lend or to issue or participate in Letters of Credit hereunder or to the Issuance or maintenance of or participation in any Letters of Credit. A certificate as to such amounts submitted to the Company and the Agent by such Lender shall be conclusive and binding for all purposes, absent manifest error.

               SECTION 2.12. Illegality.  Notwithstanding any other provision of
                             ----------
this Agreement, if any Lender shall notify the Agent that the introduction of or any change in or in the interpretation of any law or regulation makes it unlawful, or any central bank or other governmental authority asserts that it is unlawful, for any Lender or its Eurocurrency Lending Office to perform its obligations hereunder to make Eurocurrency Rate Advances in Dollars or any Committed Currency or to fund or maintain Eurocurrency Rate Advances in Dollars or any Committed Currency hereunder, (a) each Eurocurrency Rate Advance will automatically, upon such demand (i) if such Eurocurrency Rate Advance is denominated in Dollars, be Converted into a Base Rate Advance and (ii) if such Eurocurrency Rate Advance is denominated in any Committed Currency, be exchanged into an Equivalent amount of Dollars and be Converted into a Base Rate Advance and (b) the obligation of the Lenders to make Eurocurrency Rate Advances or to Convert Advances into Eurocurrency Rate Advances shall be suspended until the Agent shall notify the Company and the Lenders that the circumstances causing such suspension no longer exist; provided, however, that before making any such
                                 --------   -------
demand, each Lender agrees to use reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to designate a different Eurocurrency Lending Office if the making of such designation would allow such Lender or its Eurocurrency Lending Office to continue to perform its obligations to make Eurocurrency Rate Advances or to continue to fund or maintain Eurocurrency Rate Advances and would not, in the judgment of such Lender, be otherwise disadvantageous to such Lender.

               SECTION 2.13. Payments and Computations.  (a) Each Borrower shall
                             -------------------------
make each payment hereunder (except with respect to principal of, interest on, and other amounts relating to, Advances denominated in a Committed Currency), not later than 11:00 A.M. (New York City time) on the day when due in Dollars to the Agent at the applicable Agent's Account in same day funds and irrespective of any right of counterclaim or set-off. Each Borrower shall make each payment hereunder with respect to principal of, interest on, and other amounts relating to, Advances denominated in a Committed Currency, not later than 11:00 A.M. (at the Payment Office for such Committed Currency) on the day when due in such Committed Currency to the Agent, by deposit of such funds to the applicable Agent's Account in same day funds and irrespective of any right of counterclaim or set-off. The Agent will promptly thereafter cause to be distributed like funds relating to the payment of principal, interest, facility fees or commissions ratably (other than amounts payable pursuant to Section 2.03, 2.11, 2.14 or 9.04(c)) to the Lenders for the account of their respective Applicable Lending Offices, and like funds relating to the payment of any other amount payable to any Lender to such Lender for the account of its Applicable Lending
Office, in each case to be applied in accordance with the terms of this Agreement. Upon any Assuming Lender becoming a Lender hereunder as a result of a Commitment Increase pursuant to Section 2.18, and upon the Agent's receipt of such Lender's Assumption Agreement and recording of the information contained therein in the Register, from and after the applicable Increase Date, the Agent shall make all payments hereunder and under any Notes issued in connection therewith in respect of the interest assumed thereby to the Assuming Lender. Upon its acceptance of an Assignment and Acceptance and recording of the information contained therein in the Register pursuant to Section 9.07(c), from and after the effective date specified in such Assignment and Acceptance, the Agent shall make all payments hereunder and under the Notes in respect of the interest assigned thereby to the Lender assignee thereunder, and the parties to such Assignment and Acceptance shall make all appropriate adjustments in such payments for periods prior to such effective date directly between themselves.

               (b) Each Borrower hereby authorizes each Lender, if and to the extent payment owed to such Lender is not made when due hereunder or under the Note held by such Lender, to charge from time to time against any or all of such Borrower's accounts with such Lender any amount so due.

               (c) All computations of interest based on the Base Rate shall be made by the Agent on the basis of a year of 365 or 366 days, as the case may be, all computations of interest based on the Eurocurrency Rate or the Federal Funds Rate and of facility fees and Letter of Credit commissions shall be made by the Agent on the basis of a year of 360 days (or, in each case of Advances denominated in Committed Currencies where market practice differs, in accordance with market practice), in each case for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest, facility fees or commissions are payable. Each determination by the Agent of an interest rate hereunder shall be conclusive and binding for all purposes, absent manifest error.

               (d) Whenever any payment hereunder or under the Notes shall be stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest, facility fee or commission, as the case may be; provided, however, that, if such extension would
                                --------  -------
cause payment of interest on or principal of Eurocurrency Rate Advances to be made in the next following calendar month, such payment shall be made on the next preceding Business Day.

               (e) Unless the Agent shall have received notice from any Borrower prior to the date on which any payment is due to the Lenders hereunder that such Borrower will not make such payment in full, the Agent may assume that such Borrower has made such payment in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each Lender on such due date an amount equal to the amount then due such Lender. If and to the extent such Borrower shall not have so made such payment in full to the Agent, each Lender shall repay to the Agent forthwith on demand such amount distributed to such Lender together with interest thereon, for each day from the date such amount is distributed to such Lender until the date such Lender repays such amount to the Agent, at (i) the Federal Funds Rate in the case of Advances denominated in Dollars or (ii) the cost of funds incurred by the Agent in respect of such amount in the case of Advances denominated in Committed Currencies.

               (f) To the extent that the Agent receives funds for application to the amounts owing by any Borrower under or in respect of this Agreement or any Note in currencies other than the currency or currencies required to enable the Agent to distribute funds to the Lenders in accordance with the terms of this Section 2.13, the Agent shall be entitled to convert or exchange such funds into Dollars or into a Committed Currency or from Dollars to a Committed Currency or from a Committed Currency to Dollars, as the case may be, to the extent necessary to enable the Agent to distribute such funds in accordance with the terms of this Section 2.13; provided that each Borrower and each of the Lenders hereby agree that the Agent shall not be liable or responsible for any loss, cost or expense suffered by such Borrower or such Lender as a result of any conversion or exchange of currencies affected pursuant to this Section 2.13(f) or as a result of the failure of the Agent to effect any such conversion or exchange; and provided further that each Borrower agrees to indemnify the Agent and each Lender, and hold the Agent and each Lender harmless, for any and all losses, costs and expenses incurred by the Agent or any Lender for any conversion or exchange of currencies (or the failure to convert or exchange any currencies) in accordance with this Section 2.13(f).

               SECTION 2.14. Taxes. (a) Any and all payments by each Borrower to
                             -----
or for the account of any Lender or the Agent hereunder or under the Notes or any other documents to be delivered hereunder shall be made, in accordance with
Section 2.13 or the applicable provisions of such other documents, free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Lender and the Agent, taxes imposed on
          ---------
its overall net income, and franchise taxes imposed on it in lieu of net income taxes, by the jurisdiction under the laws of which such Lender or the Agent (as the case may be) is organized or any political subdivision thereof and, in the case of each Lender, taxes imposed on its overall net income, and franchise taxes imposed on it in lieu of net income taxes, by the jurisdiction of such Lender's Applicable Lending Office or any political subdivision thereof (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings and liabilities in respect of payments hereunder or under the Notes being hereinafter referred to as "Taxes"). If any Borrower shall be required by law to
                            -----
deduct any Taxes from or in respect of any sum payable hereunder or under any Note or any other documents to be delivered hereunder to any Lender or the Agent, (i) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.14) such Lender or the Agent (as the case may
be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) such Borrower shall make such deductions and (iii) such Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law.

               (b) In addition, the Company shall pay any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies that arise from any payment made hereunder or under the Notes any other documents to be delivered hereunder or from the execution, delivery or registration of, performing under, or otherwise with respect to, this Agreement or the Notes or any other documents to be delivered hereunder (hereinafter referred to as "Other Taxes").
                -----------

               (c) Each Borrower shall indemnify each Lender and the Agent for and hold it harmless against the full amount of Taxes or Other Taxes (including, without limitation, taxes of any kind imposed or asserted by any jurisdiction on amounts payable under this Section 2.14) imposed on or paid by such Lender or the Agent (as the case may be) and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. This indemnification shall be made within 30 days from the date such Lender or the Agent (as the case may be) makes written demand therefor.

               (d) Within 30 days after the date of any payment of Taxes, each Borrower shall furnish to the Agent, at its address referred to in Section 9.02, the original or a certified copy of a receipt evidencing such payment to the extent such a receipt is issued therefor, or other written proof of payment thereof that is reasonably satisfactory to the Agent. In the case of any payment hereunder or under the Notes or any other documents to be delivered hereunder by or on behalf of such Borrower through an account or branch outside the United States or by or on behalf of such Borrower by a payor that is not a United States person, if such Borrower determines that no Taxes are payable in respect thereof, such Borrower shall furnish, or shall cause such payor to furnish, to the Agent, at such address, an opinion of counsel acceptable to the Agent stating that such payment is exempt from Taxes. For purposes of this subsection
(d) and  subsection  (e), the terms "United  States" and "United  States person"
                                     --------------       ---------------------
shall have the meanings specified in Section 7701 of the Internal Revenue Code.

               (e) Each Lender organized under the laws of a jurisdiction outside the United States, on or prior to the date of its execution and delivery of this Agreement in the case of each Initial Lender and on the date of the Assumption Agreement or the Assignment and Acceptance pursuant to which it becomes a Lender in the case of each other Lender, and from time to time thereafter as reasonably requested in writing by the Company (but only so long as such Lender remains lawfully able to do so), shall provide each of the Agent and the Company with two original Internal Revenue Service Forms W-8BEN or
W-8ECI, as appropriate, or any successor or other form prescribed by the Internal Revenue Service, certifying that such Lender is exempt from or entitled to a reduced rate of United States withholding tax on payments pursuant to this Agreement or the Notes. If the form provided by a Lender at the time such Lender first becomes a party to this Agreement indicates a United States interest withholding tax rate in excess of zero, withholding tax at such rate shall be considered excluded from Taxes unless and until such Lender provides the appropriate forms certifying that a lesser rate applies, whereupon withholding tax at such lesser rate only shall be considered excluded from Taxes for periods governed by such form; provided, however, that, if at the date of the Assignment
                       --------  -------
and Acceptance pursuant to which a Lender assignee becomes a party to this Agreement, the Lender assignor was entitled to payments under subsection (a) in respect of United States withholding tax with respect to interest paid at such date, then, to such extent, the term Taxes shall include (in addition to withholding taxes that may be imposed in the future or other amounts otherwise includable in Taxes) United States withholding tax, if any, applicable with respect to the Lender assignee on such date. If any form or document referred to in this subsection (e) requires the disclosure of information, other than information necessary to compute the tax payable and information required on the date hereof by Internal Revenue Service Form W-8BEN or W-8ECI, that the Lender reasonably considers to be confidential, the Lender shall give notice thereof to the Company and shall not be obligated to include in such form or document such confidential information.

               (f) For any period with respect to which a Lender has failed to provide the Company with the appropriate form, certificate or other document described in Section 2.14(e) (other than if such failure is due to a change in
                                ----- ----
law, or in the interpretation or application thereof, occurring subsequent to the date on which a form, certificate or other document originally was required to be provided, or if such form, certificate or other document otherwise is not required under subsection (e) above), such Lender shall not be entitled to indemnification under Section 2.14(a) or (c) with respect to Taxes imposed by the United States by reason of such failure; provided, however, that should a
                                              --------   -------
Lender become subject to Taxes because of its failure to deliver a form, certificate or other document required hereunder, the Company shall take such steps as the Lender shall reasonably request to assist the Lender to recover such Taxes.

               (g) Any Lender claiming any additional amounts payable pursuant to this Section 2.14 agrees to use reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to change the jurisdiction of its Eurocurrency Lending Office if the making of such change would avoid the need for, or reduce the amount of, any such additional amounts that may thereafter accrue and would not, in the reasonable judgment of such Lender, be otherwise disadvantageous to such Lender.

               SECTION  2.15.  Sharing of  Payments,  Etc.  If any Lender  shall
                               --------------------------
obtain any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) on account of the Advances owing to it (other than as payment of an Advance made by an Issuing Bank pursuant to the first sentence of Section 2.03(c) or pursuant to Section 2.11, 2.14 or 9.04(c)) in excess of its ratable share of payments on account of the Advances obtained by all the Lenders, such Lender shall forthwith purchase from the other Lenders such participations in the Advances owing to them as shall be necessary to cause such purchasing Lender to share the excess payment ratably with each of them; provided, however, that if all or any portion of such excess payment is
--------   -------
thereafter recovered from such purchasing Lender, such purchase from each Lender shall be rescinded and such Lender shall repay to the purchasing Lender the purchase price to the extent of such recovery together with an amount equal to such Lender's ratable share (according to the proportion of (i) the amount of such Lender's required repayment to (ii) the total amount so recovered from the purchasing Lender) of any interest or other amount paid or payable by the purchasing Lender in respect of the total amount so recovered. Each Borrower agrees that any Lender so purchasing a participation from another Lender pursuant to this Section 2.15 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such Lender were the direct creditor of such Borrower in the amount of such participation.

               SECTION 2.16.  Evidence of Debt (a) Each Lender shall maintain in
                              ----------------
accordance with its usual practice an account or accounts evidencing the indebtedness of each Borrower to such Lender resulting from each Advance owing to such Lender from time to time, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder in respect of Advances. Each Borrower agrees that upon notice by any Lender to such Borrower (with a copy of such notice to the Agent) to the effect that a Note is required or appropriate in order for such Lender to evidence (whether for purposes of pledge, enforcement or otherwise) the Advances owing to, or to be made by, such Lender, such Borrower shall promptly execute and deliver to such Lender a Note payable to the order of such Lender in a principal amount up to the Revolving Credit Commitment of such Lender.

               (b) The Register maintained by the Agent pursuant to Section 9.07(d) shall include a control account, and a subsidiary account for each Lender, in which accounts (taken together) shall be recorded (i) the date and amount of each Borrowing made hereunder, the Type of Advances comprising such Borrowing and, if appropriate, the Interest Period applicable thereto, (ii) the terms of each Assumption Agreement and each Assignment and Acceptance delivered to and accepted by it, (iii) the amount of any principal or interest due and payable or to become due and payable from each Borrower to each Lender hereunder and (iv) the amount of any sum received by the Agent from such Borrower hereunder and each Lender's share thereof.

               (c) Entries made in good faith by the Agent in the Register pursuant to subsection (b) above, and by each Lender in its account or accounts pursuant to subsection (a) above, shall be prima facie evidence of the amount of
                                           ----- -----
principal and interest due and payable or to become due and payable from each Borrower to, in the case of the Register, each Lender and, in the case of such account or accounts, such Lender, under this Agreement, absent manifest error; provided, however, that the failure of the Agent or such Lender to make an
--------   -------
entry, or any finding that an entry is incorrect, in the Register or such account or accounts shall not limit or otherwise affect the obligations of any Borrower under this Agreement.

               SECTION 2.17. Use of Proceeds. The proceeds of the Advances shall
                             ---------------
be available (and each Borrower agrees that it shall use such proceeds) solely for general corporate purposes of such Borrower and its Subsidiaries, including commercial paper backstop.

               SECTION  2.18.  Increase in the  Aggregate  Commitments.  (a) The
                               ---------------------------------------
Company may, at any time but in any event not more than twice in any calendar year prior to the Termination Date, by notice to the Agent, request that the aggregate amount of the Commitment be increased in minimum increments of $25,000,000 (each a "Commitment Increase") to be effective as of a date that is
                     --------------------
at least 90 days prior to the scheduled Termination Date then in effect (the "Increase Date") as specified in the related notice to the Agent; provided,
 --------------                                                        --------
however that (i) in no event shall the aggregate  amount of the  Commitments  at
-------
any time exceed $1,250,000,000 and (ii) on the date of any request by the Company for a Commitment Increase and on the related Increase Date the applicable conditions set forth in Article III shall be satisfied.

               (b) The Agent shall promptly notify the Lenders of a request by the Company for a Commitment Increase, which notice shall include (i) the proposed amount of such requested Commitment Increase, (ii) the proposed Increase Date and (iii) the date by which Lenders wishing to participate in the Commitment Increase must commit to an increase in the amount of their respective Commitments (the "Commitment Date"). Each Lender that is willing to participate
                  ----------------
in such requested  Commitment  Increase (each an "Increasing  Lender") shall, in
                                                  ------------------
its sole discretion, give written notice to the Agent on or prior to the Commitment Date of the amount by which it is willing to increase its Commitment. If the Lenders notify the Agent that they are willing to increase the amount of their respective Commitments by an aggregate amount that exceeds the amount of the requested Commitment Increase, the requested Commitment Increase shall be allocated among the Lenders willing to participate therein in such amounts as are agreed between the Company and the Agent.

               (c) Promptly following each Commitment Date, the Agent shall notify the Company as to the amount, if any, by which the Lenders are willing to participate in the requested Commitment Increase. If the aggregate amount by which the Lenders are willing to participate in any requested Commitment
Increase on any such Commitment Date is less than the requested Commitment Increase, then the Company may extend offers to one or more Eligible Assignees to participate in any portion of the requested Commitment Increase that has not been committed to by the Lenders as of the applicable Commitment Date; provided,
                                                                       --------
however,  that the  Commitment  of each  such  Eligible  Assignee  shall be in a
-------
minimum amount of $10,000,000.

               (d) On each Increase Date, each Eligible Assignee that accepts an offer to participate in a requested Commitment Increase in accordance with
Section 2.18(b) (each such Eligible Assignee, an "Assuming Lender") shall become
                                                  ---------------
a Lender party to this Agreement as of such Increase Date and the Commitment of each Increasing Lender for such requested Commitment Increase shall be so increased by such amount (or by the amount allocated to such Lender pursuant to the last sentence of Section 2.18(b)) as of such Increase Date; provided,
                                                                       --------
however,  that the Agent shall have received on or before such Increase Date the
-------
following, each dated such date:

               (i) (A) certified copies of resolutions of the Board of Directors of the Company or the Executive Committee of such Board approving the Commitment Increase and the corresponding modifications to this Agreement and (B) an opinion of counsel for the Company (which may be in-house counsel), in substantially the form of Exhibit E hereto;

               (ii) an assumption agreement from each Assuming Lender, if any, in form and substance satisfactory to the Company and the Agent (each an "Assumption Agreement"), duly executed by such Eligible Assignee,
              ---------------------
          the Agent and the Company; and

               (iii) confirmation from each Increasing Lender of the increase in the amount of its Commitment in a writing satisfactory to the Company and the Agent.

On each Increase Date, upon fulfillment of the conditions set forth in the immediately preceding sentence of this Section 2.18(d), the Agent shall notify the Lenders (including, without limitation, each Assuming Lender) and the Company, on or before 1:00 P.M. (New York City time), by telecopier, of the occurrence of the Commitment Increase to be effected on such Increase Date and shall record in the Register the relevant information with respect to each Increasing Lender and each Assuming Lender on such date. Each Increasing Lender and each Assuming Lender shall, before 2:00 P.M. (New York City time) on the Increase Date, make available for the account of its Applicable Lending Office to the Agent at the Agent's Account, in same day funds, in the case of such Assuming Lender, an amount equal to such Assuming Lender's ratable portion of the Borrowings then outstanding (calculated based on its Revolving Credit Commitment as a percentage of the aggregate Revolving Credit Commitments outstanding after giving effect to the relevant Commitment Increase) and, in the case of such Increasing Lender, an amount equal to the excess of (i) such Increasing Lender's ratable portion of the Borrowings then outstanding
(calculated based on its Revolving Credit Commitment as a percentage of the aggregate Revolving Credit Commitments outstanding after giving effect to the relevant Commitment Increase ) over (ii) such Increasing Lender's ratable portion of the Borrowings then outstanding (calculated based on its Revolving Credit Commitment (without giving effect to the relevant Commitment Increase) as a percentage of the aggregate Revolving Credit Commitments (without giving effect to the relevant Commitment Increase). After the Agent's receipt of such funds from each such Increasing Lender and each such Assuming Lender, the Agent will promptly thereafter cause to be distributed like funds to the other Lenders for the account of their respective Applicable Lending Offices in an amount to each other Lender such that the aggregate amount of the outstanding Advances owing to each Lender after giving effect to such distribution equals such Lender's ratable portion of the Borrowings then outstanding (calculated based on its Revolving Credit Commitment as a percentage of the aggregate Revolving Credit Commitments outstanding after giving effect to the relevant Commitment Increase), and the Company shall pay such Lender any amounts due pursuant to
Section 9.04.


                                   ARTICLE III

                     CONDITIONS TO EFFECTIVENESS AND LENDING

               SECTION 3.01.  Conditions  Precedent to  Effectiveness of Section
                              --------------------------------------------------
2.01.  Section 2.01 of this  Agreement  shall become  effective on and as of the
----
first date (the "Effective  Date") on which the following  conditions  precedent
                 ---------------
have been satisfied:

               (a) There shall have occurred no Material Adverse Change since December 31, 2004.

               (b) There shall exist no action, suit, investigation, litigation or proceeding affecting the Company or any of its Subsidiaries pending or, to the knowledge of the Company, threatened before any court, governmental agency or arbitrator that (i) could be reasonably likely to have a Material Adverse Effect other than the matters described on
          Schedule 3.01(b) hereto (the "Disclosed  Litigation") or (ii) purports
                                        ---------------------
          to affect the legality, validity or enforceability of this Agreement or any Note or the consummation of the transactions contemplated hereby, and there shall have been no adverse change in the status, or financial effect on the Company or any of its Subsidiaries, of the Disclosed Litigation from that described on Schedule 3.01(b) hereto.

               (c) All governmental and third party consents and approvals necessary in connection with the transactions contemplated hereby shall have been obtained (without the imposition of any conditions that are not acceptable to the Lenders) and shall remain in effect, and no law or regulation shall be applicable in the reasonable judgment of the Lenders that restrains, prevents or imposes materially adverse conditions upon the transactions contemplated hereby.

               (d) The Company shall have notified each Lender and the Agent in writing as to the proposed Effective Date.

               (e) The Company shall have paid all accrued and invoiced fees and expenses of the Agent and the Lenders (including the accrued and invoiced fees and expenses of counsel to the Agent).

               (f) On the Effective Date, the following statements shall be true and the Agent shall have received for the account of each Lender a certificate signed by a duly authorized officer of the Company, dated the Effective Date, stating that:

                    (i) The representations and warranties  contained in Section
               4.01 are correct on and as of the Effective Date, and

                    (ii)  No  event  has   occurred  and  is   continuing   that
               constitutes a Default.

               (g) The Agent shall have received on or before the Effective Date the following, each dated such day, in form and substance satisfactory to the Agent and (except for the Notes) in sufficient copies for each
          Lender:

                    (i) The  Notes to the  order of the  Lenders  to the  extent requested by any Lender pursuant to Section 2.16.

                    (ii)  Certified  copies of the  resolutions  of the Board of
               Directors of the Company approving this Agreement and the Notes, and of all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to this Agreement and the Notes.

                    (iii) A certificate of the Secretary or an Assistant Secretary of the Company certifying the names and true signatures of the officers of the Company authorized to sign this Agreement and the Notes and the other documents to be delivered hereunder.

                    (iv) A favorable  opinion of William D. Eggers,  Senior Vice
               President and General Counsel of the Company, substantially in the form of Exhibit E hereto.

                    (v) A favorable  opinion of Shearman & Sterling LLP, counsel for the Agent, in form and substance satisfactory to the Agent.

               (h) Simultaneously with the Effective Date, the Company shall have terminated the commitments of the lenders and repaid or prepaid all of the obligations under, the Credit Agreement dated as of August 17, 2000 among the Company, the lenders parties thereto and Citibank, N.A., as administrative agent, and each of the Lenders that is a party to such credit facility hereby waives, upon execution of this Agreement, any notice required by said Credit Agreement relating to the termination of commitments thereunder.

               SECTION 3.02. Initial Advance to Each Designated Subsidiary.  The
                             ---------------------------------------------
obligation of each Lender to make an initial Advance to each Designated Subsidiary following any designation of such Designated Subsidiary as a Borrower hereunder pursuant to Section 9.08 is subject to the Agent's receipt on or before the date of such initial Advance of each of the following, in form and substance satisfactory to the Agent and dated such date, and (except for the Notes) in sufficient copies for each Lender:

               (a) The Notes of such Designated Subsidiary to the order of the Lenders to the extent requested by any Lender pursuant to Section 2.16.

               (b) Certified copies of the resolutions of the Board of Directors of such Designated Subsidiary (with a certified English translation if the original thereof is not in English) approving this Agreement and the Notes to be delivered by it, and of all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to this Agreement.

               (c) A certificate of a proper officer of such Designated Subsidiary certifying the names and true signatures of the officers of such Designated Subsidiary authorized to sign its Designation Agreement and the Notes to be delivered by it and the other documents to be delivered by it hereunder.

               (d) A certificate signed by a duly authorized officer of the Company, certifying that such Designated Subsidiary has obtained all governmental and third party authorizations, consents, approvals (including exchange control approvals) and licenses required under applicable laws and regulations necessary for such Designated Subsidiary to execute and deliver its Designation Agreement and the Notes to be delivered by it and to perform its obligations hereunder and thereunder.

               (e) A Designation Agreement duly executed by such Designated Subsidiary and the Company.

               (f) A favorable opinion of counsel (which may be in-house counsel) to such Designated Subsidiary substantially in the form of Exhibit E hereto, and as to such other matters as any Lender through the Agent may reasonably request.

               (g) Such other approvals, opinions or documents as any Lender through the Agent may reasonably request.

               SECTION 3.03.  Conditions  Precedent to Each Borrowing,  Issuance
                              --------------------------------------------------
and Commitment Increase. The obligation of each Lender to make an Advance (other
-----------------------
than an Advance made by any Issuing Bank or any Lender pursuant to Section 2.03(c)) on the occasion of each Borrowing, the obligation of each Issuing Bank to issue a Letter of Credit and each Commitment Increase shall be subject to the conditions precedent that the Effective Date shall have occurred and on the date of such Borrowing, such Issuance or the applicable Increase Date (as the case may be) the following statements shall be true (and each of the giving of the applicable Notice of Borrowing, Notice of Issuance or request for Commitment Increase and the acceptance by any Borrower of the proceeds of such Borrowing, such Issuance or such Increase Date shall constitute a representation and warranty by such Borrower that on the date of such Borrowing, such Issuance or such Increase Date such statements are true):

               (a) the representations and warranties contained in Section 4.01 (except, in the case of Borrowings and Issuances, the representations set forth in the last sentence of subsection (e) thereof and in subsection (f)(i) thereof and, if the Public Debt Rating is BBB- or higher by S&P or Baa3 or higher from Moody's, except the representation set forth in subsection (n) thereof) are correct on and as of such date, before and after giving effect to such Borrowing, such Issuance or such Commitment Increase and to the application of the proceeds therefrom, as though made on and as of such date, and additionally, if such Borrowing or Issuance shall have been requested by a Designated Subsidiary, the representations and warranties of such Designated Subsidiary contained in its Designation Agreement are correct on and as of the date of such Borrowing or such Issuance, before and after giving effect to such Borrowing, such Issuance or such Commitment Increase and to the application of the proceeds therefrom, as though made on and as of such date, and

               (b) no event has occurred and is continuing, or would result from such Borrowing, such Issuance or such Commitment Increase or from the application of the proceeds therefrom, that constitutes a Default.

               SECTION 3.04.  Determinations Under Section 3.01. For purposes of
                              ---------------------------------
determining compliance with the conditions specified in Section 3.01, each Lender shall be deemed to have consented to, approved or accepted or to be satisfied with each document or other matter required thereunder to be consented to or approved by or acceptable or satisfactory to the Lenders unless an officer of the Agent responsible for the transactions contemplated by this Agreement shall have received notice from such Lender prior to the date that the Company, by notice to the Lenders, designates as the proposed Effective Date or the date of the initial Advance to the applicable Designated Subsidiary, as the case may be, specifying its objection thereto. The Agent shall promptly notify the Lenders of the occurrence of the Effective Date and each date of initial Advance to a Designated Subsidiary, as applicable.


                                   ARTICLE IV

                         REPRESENTATIONS AND WARRANTIES

               SECTION 4.01.  Representations and Warranties of the Company. The
                              ---------------------------------------------
Company represents and warrants as follows:

               (a) The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of New York.

               (b) The execution, delivery and performance by the Company of this Agreement and the Notes to be delivered by it, and the consummation of the transactions contemplated hereby, are within the Company's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene (i) the Company's charter or by-laws or (ii) law or any contractual restriction binding on or affecting the Company.

               (c) No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body or any other third party is required for the due execution, delivery and performance by the Company of this Agreement or the Notes to be delivered by it.

               (d) This Agreement has been, and each of the Notes to be delivered by it when delivered hereunder will have been, duly executed and delivered by the Company. This Agreement is, and each of the Notes when delivered hereunder will be, the legal, valid and binding obligation of the Company enforceable against the Company in accordance with their respective terms.

               (e) The Consolidated balance sheet of the Company and its Subsidiaries as at December 31, 2004, and the related Consolidated statements of income and cash flows of the Company and its Subsidiaries for the fiscal year then ended, accompanied by an opinion of PricewaterhouseCoopers LLP, an independent registered public accounting firm, copies of which have been furnished to each Lender, fairly present the Consolidated financial condition of the Company and its Subsidiaries as at such date and the Consolidated results of the operations of the Company and its Subsidiaries for the period ended on such date all in accordance with generally accepted accounting principles consistently applied. Since December 31, 2004, there has been no Material Adverse Change.

               (f) There is no pending or, to the knowledge of the Company, threatened action, suit, investigation, litigation or proceeding, including, without limitation, any Environmental Action, affecting the Company or any of its Subsidiaries before any court, governmental agency or arbitrator that (i) could be reasonably likely to have a Material Adverse Effect (other than the Disclosed Litigation) or (ii) purports to affect the legality, validity or enforceability of this Agreement or any Note or the consummation of the transactions contemplated hereby.

               (g) The Company is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System), and no proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock.

               (h) The  Company  is not an  "investment  company",  or a company
          "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

               (i) No ERISA Event exists or is reasonably expected to occur with respect to any Plan that could reasonably be expected to result in a material liability to the Company.

               (j) The operations and properties of the Company and its Subsidiaries taken as a whole comply in all material respects with all applicable Environmental Laws and Environmental Permits, all past non-compliance with such Environmental Laws and Environmental Permits has been resolved or is being contested in good faith by appropriate proceedings, and no circumstances exist that would be reasonably likely to form the basis of an Environmental Action against the Company or any of its Subsidiaries or any of their properties that could reasonably be expected to have a Material Adverse Effect.

               (k) With such exceptions as are not material, the Company has filed, has caused to be filed or has been included in all tax returns (federal, State, local and foreign) required to be filed and has paid all taxes shown thereon to be due, together with applicable interest and penalties.

               (l) The Company has title to its properties sufficient for the conduct of business, and none of such property is subject to any Lien except for Liens permitted by Section 5.02(a) hereof.

               (m) Neither the Information Memorandum nor any other information, exhibit or report furnished by or on behalf of the Company to the Agent or any Lender in connection with the negotiation and syndication of this Agreement or pursuant to the terms of this Agreement, taken as a whole, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein, in light of the circumstances under which they were made, when taken as a whole, not misleading; provided that with respect to projected
                                    --------
          financial information, the Company represents only that such information was prepared in good faith based upon assumptions believed to be reasonable at the time and does not omit information that would render such projections misleading in any material respect.

               (n) The Borrowers and their respective Subsidiaries, taken as a whole, are Solvent.


                                    ARTICLE V

                            COVENANTS OF THE COMPANY

               SECTION 5.01. Affirmative Covenants. So long as any Advance shall
                             ---------------------
remain unpaid, and Letter of Credit is outstanding or any Lender shall have any Commitment hereunder, the Company will:

               (a)  Compliance  with Laws,  Etc.  Comply,  and cause each of its
                    ---------------------------
          Subsidiaries to comply, with all applicable laws, rules, regulations and orders, such compliance to include, without limitation, compliance with ERISA, Environmental Laws and the Patriot Act except in each case to the extent that the failure to so comply would not reasonably be expected to have a Material Adverse Effect.

               (b) Payment of Taxes,  Etc. Pay and discharge,  and cause each of
                   ----------------------
          its Subsidiaries to pay and discharge, before the same shall become delinquent, (i) all taxes, assessments and governmental charges or levies imposed upon it or upon its property and (ii) all lawful claims that, if unpaid, might by law become a Lien upon its property; provided, however, that neither the Company nor any of its
          --------    -------
          Subsidiaries shall be required to pay or discharge (A) any taxes, assessments, reassessments, charges, levies or claims that, either individually or in the aggregate, do not exceed $5,000,000 (or the equivalent thereof in one or more foreign currencies) at any time or
          (B) any such tax, assessment, charge or claim that is being contested in good faith and by proper proceedings and as to which appropriate reserves are being maintained, unless and until any Lien resulting therefrom attaches to its property and becomes enforceable against its other creditors.

               (c)  Maintenance  of Insurance.  Maintain,  and cause each of its
                    -------------------------
          Subsidiaries to maintain, insurance with responsible and reputable insurance companies or associations in such amounts and covering such risks as is usually carried by companies engaged in similar businesses and owning similar properties in the same general areas in which the Company or such Subsidiary operates.

               (d)  Preservation  of  Corporate  Existence,  Etc.  Preserve  and
                    --------------------------------------------
          maintain, and cause each of its Subsidiaries to preserve and maintain, its corporate existence, rights (charter and statutory) and franchises; provided, however, that the Company and its Subsidiaries
                       --------   -------
          may consummate any merger or consolidation permitted under Section 5.02(b) and provided further that neither the Company nor any of its
                       --------  -------
          Subsidiaries shall be required to preserve any right or franchise or the existence of any Subsidiary if the preservation thereof is no longer material to the conduct of the business of the Company and its Subsidiaries, taken as a whole.

               (e) Visitation  Rights.  At any reasonable  time, upon reasonable
                   ------------------
          notice and from time to time, permit the Agent or any of the Lenders or any agents or representatives thereof (at their sole cost and expense), to examine and make copies of and abstracts from the records and books of account of, and visit the properties of, the Company and any of its Subsidiaries, and to discuss the affairs, finances and accounts of the Company and any of its Subsidiaries with any of their officers or directors and with their independent certified public accountants.

               (f) Keeping of Books. Keep, and cause each of its Subsidiaries to
                   ----------------
          keep, proper books of record and account, in which full and correct entries shall be made of all financial transactions and the assets and business of the Company and each such Subsidiary in accordance with, and to the extent required by, generally accepted accounting principles in effect from time to time.

               (g) Maintenance of Properties,  Etc.  Maintain and preserve,  and
                   -------------------------------
          cause each of its Subsidiaries to maintain and preserve, all of its properties that are used or useful in the conduct of its business in good working order and condition, ordinary wear and tear excepted, except to the extent that the failure to do so would not reasonably be expected to have a Material Adverse Effect.

               (h) Transactions with Affiliates.  Conduct, and cause each of its
                   ----------------------------
          Subsidiaries to conduct, all transactions otherwise permitted under this Agreement with any of their Affiliates on terms that are fair and reasonable and no less favorable to the Company or such Subsidiary in any material respect than it would obtain in a comparable arm's-length transaction with a Person not an Affiliate.

               (i) Reporting Requirements. Furnish to the Lenders:
                   ----------------------

                    (i) as soon as  available  and in any  event  within 45 days after the end of each of the first three quarters of each fiscal year of the Company, the Consolidated balance sheet of the Company and its Subsidiaries as of the end of such quarter and Consolidated statements of income and cash flows of the Company and its Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, duly certified (subject to year-end audit adjustments) by the chief financial officer of the Company as having been prepared in accordance with generally accepted accounting principles and certificates of the chief financial officer of the Company as to compliance with the terms of this Agreement and setting forth in reasonable detail the calculations necessary to demonstrate compliance with Section 5.03, provided that in the event of any
                                               --------
               change in generally accepted accounting principles used in the preparation of such financial statements, the Company shall also provide, if necessary for the determination of compliance with
               Section 5.03, a statement of reconciliation conforming such financial statements to GAAP;

                    (ii) as soon as  available  and in any event  within 90 days after the end of each fiscal year of the Company, a copy of the annual audit report for such year for the Company and its Subsidiaries, containing the Consolidated balance sheet of the Company and its Subsidiaries as of the end of such fiscal year and Consolidated statements of income and cash flows of the Company and its Subsidiaries for such fiscal year, in each case accompanied by an opinion reasonably acceptable to the Required Lenders by PricewaterhouseCoopers LLP or other independent public accountants reasonably acceptable to the Required Lenders and certificates of the chief financial officer of the Company as to compliance with the terms of this Agreement and setting forth in reasonable detail the calculations necessary to demonstrate compliance with Section 5.03, provided that in the event of any
                                               --------
               change in generally accepted accounting principles used in the preparation of such financial statements, the Company shall also provide, if necessary for the determination of compliance with
               Section 5.03, a statement of reconciliation conforming such financial statements to GAAP;

                    (iii) as soon as possible  and in any event within five days after the occurrence of each Default continuing on the date of such statement, a statement of the chief financial officer of the Company setting forth details of such Default and the action that the Company has taken and proposes to take with respect thereto;

                    (iv) promptly after the sending or filing thereof, copies of all quarterly and annual reports and proxy solicitations that the Company sends to its public securityholders, and copies of all reports on Form 8-K (or their equivalents) and registration statements for the public offering of securities that the Company or any Subsidiary files with the Securities and Exchange Commission (the "SEC") or any national securities exchange;
                                ---

                    (v) promptly after the commencement  thereof,  notice of all actions and proceedings before any court, governmental agency or arbitrator affecting the Company or any of its Subsidiaries of the type described in Section 4.01(f); and

                    (vi) such other information respecting the Company or any of its Subsidiaries as any Lender through the Agent may from time to time reasonably request.

                    Financial  reports  required  to be  delivered  pursuant  to clauses (i), (ii) and (iv) above shall be deemed to have been delivered on the date on which such report is posted on the SEC's website at www.sec.gov, and such posting shall be deemed to satisfy the financial reporting requirements of clauses (i), (ii) and (iv) above, provided, that, in each instance the Company shall provide all other reports and certificates required to be delivered under this Section 5.01(i) in the manner set forth in
               Section 9.02.

               SECTION 5.02.  Negative  Covenants.  So long as any Advance shall
                              -------------------
remain unpaid, and Letter of Credit is outstanding or any Lender shall have any Commitment hereunder, the Company will not:

               (a) Liens,  Etc.  Create or suffer to exist, or permit any of its
                   -----------
          Subsidiaries to create or suffer to exist, any Lien on or with respect to any of its properties, whether now owned or hereafter acquired, or assign, or permit any of its Subsidiaries to assign, any right to receive income, other than:

                    (i) Permitted Liens,

                    (ii) purchase money Liens upon or in any assets  acquired or held by the Company or any Subsidiary to secure the purchase price of such assets or to secure Debt incurred solely for the purpose of financing the acquisition, improvement or construction of such assets (including any Liens placed on such assets within 180 days after the latest of the acquisition, completion of construction or improvement of such assets), or Liens existing on such assets at the time of its acquisition (other than any such Liens created in contemplation of such acquisition that were not incurred to finance the acquisition of such assets) or extensions, renewals or replacements of any of the foregoing for the same or a lesser amount, provided, however, that no such Lien
                                            --------  -------
               shall extend to or cover any assets of any character other than the assets being acquired, improved or constructed and no such extension, renewal or replacement shall extend to or cover any assets not theretofore subject to the Lien being extended,
               renewed  or  replaced,   provided   further  that  the  aggregate
                                        --------   -------
               principal amount of the indebtedness secured by the Liens referred to in this clause (ii) shall not exceed $50,000,000 at any time outstanding prior to the Investment Grade Rating Date and shall not exceed $100,000,000 at any time outstanding on or after the Investment Grade Rating Date,

                    (iii) the Liens existing on the Effective Date securing Debt outstanding on the Effective Date in an aggregate amount not exceeding $50,000,000,

                    (iv) Liens on property of a Person existing at the time such
               Person is acquired by, merged into or consolidated with the Company or any Subsidiary of the Company or becomes a Subsidiary of the Company; provided that such Liens were not created in
                                 --------
               contemplation of such merger, consolidation or acquisition and do not extend to any assets other than those of the Person so merged into or consolidated with the Company or such Subsidiary or acquired by the Company or such Subsidiary,

                    (v) Liens securing Debt owing by any Subsidiary of the Company to the Company,

                    (vi) Liens  securing  Debt of  Subsidiaries  of the  Company organized under the laws of any country other than the United States of America or a State thereof,

                    (vii) Liens  created  under any capital  lease on the assets that are the subject of such lease,

                    (viii) Liens arising out of the L/C Cash Deposit  Account or any Liens securing obligations under this Agreement,

                    (ix) other Liens  securing  Debt in an  aggregate  principal amount not to exceed the amount specified therefor in Section 5.02(d)(viii) at any time outstanding,

                    (x) assignments of the right to receive income and Liens that arise in connection with limited recourse or non-recourse sales, transfers or other dispositions of accounts receivable
               (together with related rights of collection or credit enhancements thereof) having a face amount of not more than $75,000,000 in any calendar year, and

                    (xi) the replacement, extension or renewal of any Lien permitted by clause (iii) or (iv) above upon or in the same property theretofore subject thereto, so long as the principal amount of Debt secured by any such Lien is not increased in connection with any such replacement, extension or renewal of the Debt secured thereby.

               (b) Mergers,  Etc. Merge or consolidate  with or into, or convey,
                   -------------
          transfer, lease or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to, any Person, or permit any of its Subsidiaries to do so, except that (i) any Subsidiary of the Company may merge or consolidate with or into, or dispose of assets to, any other Subsidiary of the Company, (ii) any Subsidiary of the Company may merge into or dispose of assets to the Company and
          (iii) the Company may merge with any other Person so long as the Company is the surviving corporation, provided, in each case, that no
                                                 --------
          Default shall have occurred and be continuing at the time of such proposed transaction or would result therefrom.

               (c)  Accounting  Changes.  Make or  permit,  or permit any of its
                    -------------------
          Subsidiaries to make or permit, any change in accounting policies or reporting practices, except as required or permitted by generally accepted accounting principles.

               (d) Subsidiary Debt.  Permit any of its Subsidiaries to create or
                   ---------------
          suffer to exist, any Debt other than:

                    (i) Debt owed to the Company or to a wholly owned Subsidiary of the Company or Debt owed under this Agreement,

                    (ii) Debt existing on the  Effective  Date that is described on Schedule 5.02(d) hereto or the principal or face amount of which does not exceed $10,000,000 individually or $25,000,000 in the aggregate (the "Existing Debt"), and any Debt extending the
                                   --------------
               maturity of, or refunding or refinancing, in whole or in part, the Existing Debt, provided that the principal amount of such
                                    --------
               Existing Debt shall not be increased above the principal amount thereof outstanding immediately prior to such extension, refunding or refinancing, as a result of or in connection with such extension, refunding or refinancing,

                    (iii) Debt incurred by Subsidiaries of the Company organized under the laws of any country other than the United States of America or a State thereof aggregating for all such Subsidiaries of not more than $300,000,000 at any one time outstanding prior to the Investment Grade Rating Date and shall not exceed
               $500,000,000 at any one time outstanding on or after the Investment Grade Rating Date,

                    (iv) guarantees of Debt of the Company or any other Subsidiary of the Company,

                    (v) guarantees of Debt of any Person (other than the Company
               or  any  of  its  Subsidiaries),   provided  that  the  aggregate
                                                  --------
               principal amount of such Debt shall not exceed $25,000,000 at any one time outstanding,

                    (vi) obligations of any Subsidiary of the Company  organized under the laws of any country other than the United States of America or a State thereof under any Hedge Agreements entered into in the ordinary course of business to protect the Company and its Subsidiaries against fluctuations in interest or exchange rates;

                    (vii) endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business, and

                    (viii) other Debt aggregating for all of the Company's Subsidiaries, together with Debt secured by Liens permitted under
               Section 5.02(a)(ix), an amount not to exceed $100,000,000 at any one time outstanding prior to the Investment Grade Rating Date and shall not exceed $150,000,000 at any one time outstanding on or after the Investment Grade Rating Date.

               (e) Change in Nature of Business. Make any material change in the
                   ----------------------------
          nature of the business of the Company and its Subsidiaries, taken as a whole, as carried on at the date hereof.

               (f)  Dividends,  Etc.  Declare  any  dividend  payment  or  other
                    ---------------
          distribution of assets, properties, cash, rights, obligations or securities on account of any shares of any class of capital stock of the Company, or purchase, redeem or otherwise acquire for value (or permit any of its Subsidiaries to do so) any shares of any class of capital stock of the Company or any warrants, rights or options to acquire any such shares, now or hereafter outstanding, unless no Default under Section 5.03 or Event of Default under Section 6.01(a) shall have occurred and be continuing at the time of any such action described above or would result therefrom.

               SECTION 5.03. Financial  Covenants.  So long as any Advance shall
                             --------------------
remain unpaid, and Letter of Credit is outstanding or any Lender shall have any Commitment hereunder, the Company will:

               (a)  Leverage  Ratio.  Maintain,  as at the  end of  each  fiscal
                    ---------------
          quarter,   a  ratio  of  Consolidated   Debt  for  Borrowed  Money  to
          Consolidated Total Capital of not greater than 0.50 to 1.00.

               (b)  Interest  Coverage  Ratio.  Maintain,  as at the end of each
                    -------------------------
          fiscal quarter, a ratio of Consolidated Adjusted EBITDA for the period of four fiscal quarters then ended of the Company and its Subsidiaries to Consolidated Interest Expense of the Company and its Subsidiaries during such period of not less than 3.50:1.00.


                                   ARTICLE VI

                                EVENTS OF DEFAULT

               SECTION 6.01.  Events of Default.  If any of the following events
                              -----------------
("Events of Default") shall occur and be continuing:
  -----------------

               (a) The Company or any other Borrower shall fail to pay any principal of any Advance when the same becomes due and payable; or the Company or any other Borrower shall fail to pay any interest on any Advance or make any other payment of fees or other amounts payable under this Agreement or any Note within five days after the same becomes due and payable; or

               (b) Any representation or warranty made by any Borrower herein or by any Borrower (or any of its officers) in connection with this Agreement or by any Designated Subsidiary in the Designation Agreement pursuant to which such Designated Subsidiary became a Borrower hereunder shall prove to have been incorrect in any material respect when made; or

               (c) (i) The Company shall fail to perform or observe any term, covenant or agreement contained in Section 5.01(d), (e), (h) or (i),
          5.02 or 5.03, or (ii) the Company shall fail to perform or observe any other term, covenant or agreement contained in this Agreement on its part to be performed or observed if such failure shall remain unremedied for 30 days after written notice thereof shall have been given to the Company by the Agent or any Lender; or

               (d) The Company or any of its Subsidiaries shall fail to pay any principal of or premium or interest on any Debt that is outstanding in a principal or net amount of at least $50,000,000 in the aggregate (but excluding Debt outstanding hereunder) of the Company or such Subsidiary (as the case may be), when the same becomes due and payable (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise), and such failure shall continue after the applicable grace period, if any, specified in the agreement or instrument relating to such Debt; or any other event shall occur or condition shall exist under any agreement or instrument relating to any such Debt and shall continue after the applicable grace period, if any, specified in such agreement or instrument, if the effect of such event or condition is to accelerate, or to permit the acceleration of, the maturity of such Debt; or any such Debt shall be declared to be due and payable, or required to be prepaid or redeemed (other than by a regularly scheduled required prepayment or redemption), purchased or defeased, or an offer to prepay, redeem, purchase or defease such Debt shall be required to be made, in each case prior to the stated maturity thereof; or

               (e) The Company or any of its Subsidiaries shall generally not pay its debts as such debts become due, or shall admit in writing its inability to pay its debts generally, or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by or against the Company or any of its Subsidiaries seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its property and, in the case of any such proceeding instituted against it (but not instituted by it), either such proceeding shall remain undismissed or unstayed for a period of 60 days, or any of the actions sought in such proceeding (including, without limitation, the entry of an order for relief against, or the appointment of a receiver, trustee, custodian or other similar official for, it or for any substantial part of its property) shall occur; or the Company or any of its Subsidiaries shall take any corporate action to authorize any of the actions set forth above in this subsection (e); or

               (f) Judgments or orders for the payment of money in excess of $50,000,000 in the aggregate shall be rendered against the Company or any of its Subsidiaries and either (i) enforcement proceedings shall have been commenced by any creditor upon such judgment or order or
          (ii) there shall be any period of 10 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; provided, however, that
                                                        --------   -------
          any such judgment or order shall not be an Event of Default under this
          Section 6.01(f) if and for so long as (i) the amount of such judgment or order is covered by a valid and binding policy of insurance between the defendant and the insurer covering payment thereof and (ii) such insurer, which shall be rated at least "A-" by A.M. Best Company, has been notified of, and has not disputed the claim made for payment of, the amount of such judgment or order; or

               (g) (i) Any Person or two or more Persons acting in concert shall have acquired beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934), directly or indirectly, of Voting Stock of the Company (or other securities convertible into such Voting Stock) representing 30% or more of the combined voting power of all Voting Stock of the Company; or (ii) during any period of up to 24 consecutive months, commencing after the date of this Agreement, individuals who at the beginning of such 24-month period were directors of the Company shall cease for any reason (other than due to death or disability) to constitute a majority of the board of directors of the Company (except to the extent that individuals who at the beginning of such 24-month period were replaced by individuals (x) elected by a majority of the remaining members of the board of directors of the Company or (y) nominated for election by a majority of the remaining members of the board of directors of the Company and thereafter elected as directors by the shareholders of the Borrower); or

               (h) The Company or any of its ERISA Affiliates shall incur, or shall be reasonably likely to incur liability in excess of $75,000,000 in the aggregate as a result of one or more of the following: (i) the occurrence of any ERISA Event; (ii) the partial or complete withdrawal of the Company or any of its ERISA Affiliates from a Multiemployer Plan; or (iii) the reorganization or termination of a Multiemployer Plan; or

               (j) so long as any Subsidiary of the Company is a Designated Subsidiary, any provision of Article VII shall for any reason cease to be valid and binding on or enforceable against the Company, or the Company shall so state in writing; then, and in any such event, the Agent (i) shall at the request, or may with the consent, of the Required Lenders, by notice to the Borrowers, declare the obligation of each Lender to make Advances (other than Advances by an Issuing Bank or a Lender pursuant to Section 2.03(c)) and of the Issuing Banks to issue Letters of Credit to be terminated, whereupon the same shall forthwith terminate, and (ii) shall at the request, or may with the consent, of the Required Lenders, by notice to the Borrowers, declare the Advances, all interest thereon and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Advances, all such interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by each Borrower; provided, however, that in the event of an actual or
                            --------  -------
          deemed entry of an order for relief with respect to the Company or any other Borrower under the Federal Bankruptcy Code, (A) the obligation of each Lender to make Advances (other than Advances by an Issuing Bank or a Lender pursuant to Section 2.03(c)) and of the Issuing Banks to issue Letters of Credit shall automatically be terminated and (B) the Advances, all such interest and all such amounts shall automatically become and be due and payable, without presentment, demand, protest or any notice of any kind, all of which are hereby expressly waived by each Borrower.

               SECTION  6.02.  Actions in Respect of the  Letters of Credit upon
                               -------------------------------------------------
Default.  If any Event of Default  shall have  occurred and be  continuing,  the
-------
Agent may with the consent, or shall at the request, of the Required Lenders, irrespective of whether it is taking any of the actions described in Section
6.01 or otherwise, make demand upon the Borrowers to, and forthwith upon such demand the Borrowers will, (a) pay to the Agent on behalf of the Lenders in same day funds at the Agent's office designated in such demand, for deposit in the L/C Cash Deposit Account, an amount equal to the aggregate Available Amount of all Letters of Credit then outstanding or (b) make such other arrangements in respect of the outstanding Letters of Credit as shall be acceptable to the Required Lenders and not more disadvantageous to the Borrowers than clause (a); provided, however, that in the event of an actual or deemed entry of an order
--------   -------
for relief with respect to any Borrower under the Federal Bankruptcy Code, an amount equal to the aggregate Available Amount of all outstanding Letters of Credit shall be immediately due and payable to the Agent for the account of the Lenders without notice to or demand upon the Borrowers, which are expressly waived by each Borrower, to be held in the L/C Cash Deposit Account. If at any time an Event of Default is continuing the Agent determines that any funds held in the L/C Cash Deposit Account are subject to any right or claim of any Person other than the Agent and the Lenders or that the total amount of such funds is less than the aggregate Available Amount of all Letters of Credit, the Borrowers will, forthwith upon demand by the Agent, pay to the Agent, as additional funds to be deposited and held in the L/C Cash Deposit Account, an amount equal to the excess of (a) such aggregate Available Amount over (b) the total amount of funds, if any, then held in the L/C Cash Deposit Account that the Agent determines to be free and clear of any such right and claim. Upon the drawing of any Letter of Credit, to the extent funds are on deposit in the L/C Cash Deposit Account, such funds shall be applied to reimburse the Issuing Banks to the extent permitted by applicable law. After all such Letters of Credit shall have expired or been fully drawn upon and all other obligations of the Borrowers hereunder and under the Notes shall have been paid in full, the balance, if any, in such LC Cash Deposit Account shall be returned to the Borrowers.


                                   ARTICLE VII

                                    GUARANTY

               SECTION  7.01.   Unconditional   Guaranty.   The  Company  hereby
                                ------------------------
absolutely, unconditionally and irrevocably guarantees the punctual payment when due, whether at scheduled maturity or on any date of a required prepayment or by acceleration, demand or otherwise, of all obligations of each other Borrower now or hereafter existing under or in respect of this Agreement and the Notes (including, without limitation, any extensions, modifications, substitutions, amendments or renewals of any or all of the foregoing obligations), whether direct or indirect, absolute or contingent, and whether for principal, interest, premiums, fees, indemnities, contract causes of action, costs, expenses or otherwise (such obligations being the "Guaranteed Obligations"), and agrees to
                                       -----------------------
pay any and all expenses (including, without limitation, fees and expenses of counsel) incurred by the Agent or any Lender in enforcing any rights under this Agreement. Without limiting the generality of the foregoing, the Company's liability shall extend to all amounts that constitute part of the Guaranteed Obligations and would be owed by such Borrower to the Agent or any Lender under or in respect of this Agreement and the Notes but for the fact that they are unenforceable or not allowable due to the existence of a bankruptcy, reorganization or similar proceeding involving such Borrower.

               SECTION 7.02. Guaranty Absolute.  (a) The Company guarantees that
                             -----------------
the Guaranteed Obligations will be paid strictly in accordance with the terms of this Agreement and the Notes, regardless of any law, regulation or order now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of the Agent or any Lender with respect thereto. The obligations of the Company under or in respect of this Guaranty are independent of the Guaranteed Obligations or any other obligations of any other Borrower under or in respect of this Agreement and the Notes, and a separate action or actions may be brought and prosecuted against the Company to enforce this Guaranty, irrespective of whether any action is brought against any Borrower or whether any Borrower is joined in any such action or actions. The liability of the Company under this Guaranty shall be irrevocable, absolute and unconditional irrespective of, and the Company hereby irrevocably waives any defenses it may now have or hereafter acquire in any way relating to, any or all of the following:

               (a) any lack of validity or enforceability of this Agreement, any Note or any agreement or instrument relating thereto;

               (b) any change in the time, manner or place of payment of, or in any other term of, all or any of the Guaranteed Obligations or any other obligations of any Borrower under or in respect of this Agreement and the Notes, or any other amendment or waiver of or any consent to departure from this Agreement or any Note, including, without limitation, any increase in the Guaranteed Obligations resulting from the extension of additional credit to any Borrower or any of its Subsidiaries or otherwise;

               (c) any taking, exchange, release or non-perfection of any collateral, or any taking, release or amendment or waiver of, or consent to departure from, any other guaranty, for all or any of the Guaranteed Obligations;

               (d) any manner of application of any collateral, or proceeds thereof, to all or any of the Guaranteed Obligations, or any manner of sale or other disposition of any collateral for all or any of the Guaranteed Obligations or any other obligations of any Borrower under this Agreement and the Notes or any other assets of any Borrower or any of its Subsidiaries;

               (e) any change, restructuring or termination of the corporate structure or existence of any Borrower or any of its Subsidiaries;

               (f) any failure of the Agent or any Lender to disclose to the Company any information relating to the business, condition (financial or otherwise), operations, performance, properties or prospects of any Borrower now or hereafter known to the Agent or such Lender (the Company waiving any duty on the part of the Agent and the Lenders to disclose such information);

               (g) the failure of any other Person to execute or deliver this Guaranty or any other guaranty or agreement or the release or reduction of liability of the Company or other guarantor or surety with respect to the Guaranteed Obligations; or

               (h) any other circumstance (including, without limitation, any statute of limitations) or any existence of or reliance on any representation by the Agent or any Lender that might otherwise constitute a defense available to, or a discharge of, any Borrower or any other guarantor or surety.

This Guaranty shall continue to be effective or be reinstated, as the case may be, if at any time any payment of any of the Guaranteed Obligations is rescinded or must otherwise be returned by the Agent or any Lender or any other Person upon the insolvency, bankruptcy or reorganization of any Borrower or otherwise, all as though such payment had not been made.

               SECTION 7.03. Waivers and Acknowledgments. (a) The Company hereby
                             ---------------------------
unconditionally and irrevocably waives promptness, diligence, notice of acceptance, presentment, demand for performance, notice of nonperformance, default, acceleration, protest or dishonor and any other notice with respect to any of the Guaranteed Obligations and this Guaranty and any requirement that the Agent or any Lender protect, secure, perfect or insure any Lien or any property subject thereto or exhaust any right or take any action against any Borrower or any other Person or any collateral.

               (b) The Company hereby unconditionally and irrevocably waives any right to revoke this Guaranty and acknowledges that this Guaranty is continuing in nature and applies to all Guaranteed Obligations, whether existing now or in the future.

               (c) The Company hereby unconditionally and irrevocably waives (i) any defense arising by reason of any claim or defense based upon an election of remedies by the Agent or any Lender that in any manner impairs, reduces, releases or otherwise adversely affects the subrogation, reimbursement, exoneration, contribution or indemnification rights of the Company or other rights of the Company to proceed against any Borrower, any other guarantor or any other Person or any collateral and (ii) any defense based on any right of set-off or counterclaim against or in respect of the obligations of the Company hereunder.

               (d) The Company hereby unconditionally and irrevocably waives any duty on the part of the Agent or any Lender to disclose to the Company any matter, fact or thing relating to the business, condition (financial or otherwise), operations, performance, properties or prospects of any Borrower or any of its Subsidiaries now or hereafter known by the Agent or such Lender.

               (e) The Company acknowledges that it will receive substantial direct and indirect benefits from the financing arrangements contemplated by this Agreement and the Notes and that the waivers set forth in Section 7.02 and this Section 7.03 are knowingly made in contemplation of such benefits.

               SECTION 7.04. Subrogation. The Company hereby unconditionally and
                             -----------
irrevocably agrees not to exercise any rights that it may now have or hereafter acquire against any Borrower or any other insider guarantor that arise from the existence, payment, performance or enforcement of the Company's obligations under or in respect of this Guaranty, including, without limitation, any right of subrogation, reimbursement, exoneration, contribution or indemnification and any right to participate in any claim or remedy of the Agent or any Lender against any Borrower or any other insider guarantor or any collateral, whether or not such claim, remedy or right arises in equity or under contract, statute or common law, including, without limitation, the right to take or receive from any Borrower or any other insider guarantor, directly or indirectly, in cash or other property or by set-off or in any other manner, payment or security on account of such claim, remedy or right, unless and until all of the Guaranteed Obligations and all other amounts payable under this Guaranty shall have been paid in full in cash, all Letters of Credit shall have expired or been terminated and the Commitments shall have expired or been terminated. If any amount shall be paid to the Company in violation of the immediately preceding sentence at any time prior to the latest of (a) the payment in full in cash of the Guaranteed Obligations and all other amounts payable under this Guaranty,
(b) the Termination Date and (c) the latest date of expiration or termination of all Letters of Credit, such amount shall be received and held in trust for the benefit of the Agent and the Lenders, shall be segregated from other property and funds of the Company and shall forthwith be paid or delivered to the Agent in the same form as so received (with any necessary endorsement or assignment) to be credited and applied to the Guaranteed Obligations and all other amounts payable under this Guaranty, whether matured or unmatured, in accordance with the terms of this Agreement and the Notes, or to be held as collateral for any Guaranteed Obligations or other amounts payable under this Guaranty thereafter arising. If (i) the Company shall make payment to the Agent or any Lender of all or any part of the Guaranteed Obligations, (ii) all of the Guaranteed
Obligations and all other amounts payable under this Guaranty shall have been paid in full in cash, (iii) the Termination Date shall have occurred and (iv) all Letters of Credit shall have expired or been terminated, the Agent and the Lenders will, at the Company's request and expense, execute and deliver to the Company appropriate documents, without recourse and without representation or warranty, necessary to evidence the transfer by subrogation to the Company of an interest in the Guaranteed Obligations resulting from such payment made by the Company pursuant to this Guaranty.

               SECTION 7.05. Subordination.  The Company hereby subordinates any
                             -------------
and all debts, liabilities and other obligations owed to the Company by any Borrower (the "Subordinated Obligations") to the Guaranteed Obligations to the
               -------------------------
extent and in the manner hereinafter set forth in this Section 7.05:

               (a) Prohibited Payments, Etc. Except during the continuance of an
                   ------------------------
          Event of Default under Section 6.01(a) or (e) (including the commencement and continuation of any proceeding under any Bankruptcy Law relating to such Borrower), the Company may receive regularly scheduled payments from such Borrower on account of the Subordinated Obligations. After the occurrence and during the continuance of any Event of Default under Section 6.01(a) or (e) (including the commencement and continuation of any proceeding under any Bankruptcy Law relating to such Borrower), however, unless the Required Lenders otherwise agree, the Company shall not demand, accept or take any action to collect any payment on account of the Subordinated Obligations.

               (b) Prior Payment of Guaranteed  Obligations.  In any  proceeding
                   ----------------------------------------
          under any Bankruptcy Law relating to such Borrower, the Company agrees that the Agent and the Lenders shall be entitled to receive payment in full in cash of all Guaranteed Obligations (including all interest and expenses accruing after the commencement of a proceeding under any Bankruptcy Law, whether or not constituting an allowed claim in such proceeding ("Post Petition Interest")) before the Company receives
                        -----------------------
          payment of any Subordinated Obligations.

               (c) Turn-Over. After the occurrence and during the continuance of
                   ---------
          any Event of Default under Section 6.01(a) or (e) (including the commencement and continuation of any proceeding under any Bankruptcy Law relating to such Borrower), the Company shall, if the Agent so requests, collect, enforce and receive payments on account of the Subordinated Obligations as trustee for the Agent and the Lenders and deliver such payments to the Agent on account of the Guaranteed Obligations (including all Post Petition Interest), together with any necessary endorsements or other instruments of transfer, but without reducing or affecting in any manner the liability of the Company under the other provisions of this Guaranty.

               (d) Agent  Authorization.  After the  occurrence  and  during the
                   --------------------
          continuance of any Event of Default under Section 6.01(a) or (e) (including the commencement and continuation of any proceeding under any Bankruptcy Law relating to such Borrower), the Agent is authorized and empowered (but without any obligation to so do), in its discretion, (i) in the name of the Company, to collect and enforce, and to submit claims in respect of, Subordinated Obligations and to apply any amounts received thereon to the Guaranteed Obligations (including any and all Post Petition Interest), and (ii) to require the Company (A) to collect and enforce, and to submit claims in respect of, Subordinated Obligations and (B) to pay any amounts received on such obligations to the Agent for application to the Guaranteed Obligations (including any and all Post Petition Interest).

               SECTION 7.06. Continuing Guaranty;  Assignments. This Guaranty is
                             ---------------------------------
a continuing guaranty and shall (a) remain in full force and effect until the latest of (i) the payment in full in cash of the Guaranteed Obligations and all other amounts payable under this Guaranty, (ii) the Termination Date and (iii) the latest date of expiration or termination of all Letters of Credit, (b) be binding upon the Company, its successors and assigns and (c) inure to the benefit of and be enforceable by the Agent and the Lenders and their successors, transferees and assigns. Without limiting the generality of clause (c) of the immediately preceding sentence, the Agent or any Lender may assign or otherwise transfer all or any portion of its rights and obligations under this Agreement (including, without limitation, all or any portion of its Commitments, the Advances owing to it and the Note or Notes held by it) to any other Person, and such other Person shall thereupon become vested with all the benefits in respect thereof granted to the Agent or such Lender herein or otherwise, in each case as and to the extent provided in Section 9.07.


                                  ARTICLE VIII

                                    THE AGENT

               SECTION  8.01.  Authorization  and  Action.  Each  Lender (in its
                               --------------------------
capacities as a Lender and Issuing Bank, as applicable) hereby appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers and discretion under this Agreement as are delegated to the Agent by the terms hereof, together with such powers and discretion as are reasonably incidental thereto. As to any matters not expressly provided for by this Agreement (including, without limitation, enforcement or collection of the Notes), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Required Lenders, and such instructions shall be binding upon all Lenders and all holders of Notes; provided, however, that the Agent shall not be
                              --------   -------
required to take any action that exposes the Agent to personal liability or that is contrary to this Agreement or applicable law. The Agent agrees to give to each Lender prompt notice of each notice given to it by the Company or any other Borrower pursuant to the terms of this Agreement.

               SECTION 8.02. Agent's Reliance, Etc. Neither the Agent nor any of
                             ---------------------
its directors, officers, agents or employees shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement, except for its or their own gross negligence or willful misconduct. Without limitation of the generality of the foregoing, the Agent: (i) may treat the Lender that made any Advance as the holder of the Debt resulting therefrom until the Agent receives and accepts an Assumption Agreement entered into by an Assuming Lender as provided in Section 2.18 or an Assignment and Acceptance entered into by such Lender, as assignor, and an Eligible Assignee, as assignee, as provided in Section 9.07; (ii) may consult with legal counsel (including counsel for the Company), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or experts; (iii) makes no warranty or representation to any Lender and shall not be responsible to any Lender for any statements, warranties or representations (whether written or oral) made in or in connection with this Agreement; (iv) shall not have any duty to ascertain or to inquire as to the performance, observance or satisfaction of any of the terms, covenants or conditions of this Agreement on the part of any Borrower or the existence at any time of any Default or to inspect the property (including the books and records) of the Company or any other Borrower; (v) shall not be responsible to any Lender for the due execution, legality, validity, enforceability, genuineness, sufficiency or value of, or the perfection or priority of any lien or security interest created or purported to be created under or in connection with, this Agreement or any other instrument or document furnished pursuant hereto; and
(vi) shall incur no liability under or in respect of this Agreement by acting upon any notice, consent, certificate or other instrument or writing (which may be by telecopier or telegram) believed by it to be genuine and signed or sent by the proper party or parties.

               SECTION  8.03.  Citibank  and  Affiliates.  With  respect  to its
                               -------------------------
Commitments, the Advances made by it and the Note issued to it, Citibank shall have the same rights and powers under this Agreement as any other Lender and may exercise the same as though it were not the Agent; and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated, include Citibank in its individual capacity. Citibank and its Affiliates may accept deposits from, lend money to, act as trustee under indentures of, accept investment banking engagements from and generally engage in any kind of business with, the Company, any of its Subsidiaries and any Person who may do business with or own securities of the Company or any such Subsidiary, all as if Citibank were not the Agent and without any duty to account therefor to the Lenders. The Agent shall have no duty to disclose any information obtained or received by it or any of its Affiliates relating to the Company or any of its Subsidiaries to the extent such information was obtained or received in any capacity other than as Agent.

               SECTION 8.04.  Lender Credit Decision.  Each Lender  acknowledges
                              ----------------------
that it has, independently and without reliance upon the Agent or any other Lender and based on the financial statements referred to in Section 4.01 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement.

               SECTION 8.05.  Indemnification.  (a) Each Lender severally agrees
                              ---------------
to indemnify the Agent (to the extent not reimbursed by the Company) from and against such Lender's Ratable Share of any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever that may be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of this Agreement or any action taken or omitted by the Agent under this Agreement (collectively, the "Indemnified Costs"), provided that no Lender shall be liable
                    -----------------    --------
for any portion of the Indemnified Costs resulting from the Agent's gross negligence or willful misconduct. Without limitation of the foregoing, each Lender agrees to reimburse the Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including counsel fees) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, to the extent that the Agent is not reimbursed for such expenses by the Company. In the case of any investigation, litigation or proceeding giving rise to any Indemnified Costs, this Section 8.05 applies whether any such investigation, litigation or proceeding is brought by the Agent, any Lender or a third party.

               (b) Each Lender severally agrees to indemnify the Issuing Banks (to the extent not promptly reimbursed by the Company) from and against such Lender's Ratable Share of any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever that may be imposed on, incurred by, or asserted against any such Issuing Bank in any way relating to or arising out of the Loan Documents or any action taken or omitted by such Issuing Bank hereunder or in connection herewith; provided, however, that no Lender shall be liable
                               --------  -------
          for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from such Issuing Bank's gross negligence or willful misconduct. Without limitation of the foregoing, each Lender agrees to reimburse any such Issuing Bank promptly upon demand for its Ratable Share of any costs and expenses (including, without limitation, fees and expenses of counsel) payable by the Company under Section 9.04, to the extent that such Issuing Bank is not promptly reimbursed for such costs and expenses by the Company.

               (c) The failure of any Lender to reimburse the Agent or any Issuing Bank promptly upon demand for its Ratable Share of any amount required to be paid by the Lenders to the Agent as provided herein shall not relieve any other Lender of its obligation hereunder to reimburse the Agent or any Issuing Bank for its Ratable Share of such amount, but no Lender shall be responsible for the failure of any other Lender to reimburse the Agent or any Issuing Bank for such other Lender's Ratable Share of such amount. Without prejudice to the survival of any other agreement of any Lender hereunder, the agreement and obligations of each Lender contained in this Section 9.05 shall survive the payment in full of principal, interest and all other amounts payable hereunder and under the Notes. Each of the Agent and each Issuing Bank agrees to return to the Lenders their respective Ratable Shares of any amounts paid under this Section 9.05 that are subsequently reimbursed by the Company.

               SECTION 8.06.  Successor  Agent. The Agent may resign at any time
                              ----------------
by giving written notice thereof to the Lenders and the Company and may be removed at any time with or without cause by the Required Lenders. Upon any such resignation or removal, the Required Lenders shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Required Lenders, and shall have accepted such appointment, within 30 days after the retiring Agent's giving of notice of resignation or the Required Lenders' removal of the retiring Agent, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent, which shall be a commercial bank organized under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, discretion, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Article VIII shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

               SECTION 8.07. Sub-Agent.  The Sub-Agent has been designated under
                             ---------
this Agreement to carry out duties of the Agent. The Sub-Agent shall be subject to each of the obligations in this Agreement to be performed by the Sub-Agent, and each of the Company, each other Borrower and the Lenders agrees that the Sub-Agent shall be entitled to exercise each of the rights and shall be entitled to each of the benefits of the Agent under this Agreement as relate to the performance of its obligations hereunder.

               SECTION 8.08. Other Agents.  Each Lender hereby acknowledges that
                             ------------
none of the arrangers, syndication agent, documentation agents nor any other Lender designated as any "Agent" (other than the Agent) on the signature pages or the cover page hereof has any liability hereunder other than in its capacity as a Lender.


                                   ARTICLE IX

                                  MISCELLANEOUS

               SECTION  9.01.  Amendments,  Etc. No  amendment  or waiver of any
                               ----------------
provision of this Agreement or the Notes, nor consent to any departure by any Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Required Lenders, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver or consent shall,
                 --------   -------
unless in writing and signed by all the Lenders, do any of the following: (a) waive any of the conditions specified in Section 3.01, (b) increase the Commitments of the Lenders other than in accordance with Section 2.18, (c) reduce the principal of, or interest on, the Advances or any fees or other amounts payable hereunder, (d) postpone any date fixed for any payment of principal of, or interest on, the Advances or any fees or other amounts payable hereunder, (e) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Advances, or the number of Lenders, that shall be required for the Lenders or any of them to take any action hereunder, (f) release the Company from any of its obligations under Article VII or (g) amend this Section 9.01; and provided further that (x) no amendment, waiver or consent
                       -------- -------
shall, unless in writing and signed by the Agent in addition to the Lenders required above to take such action, affect the rights or duties of the Agent under this Agreement or any Note and (y) no amendment, waiver or consent shall, unless in writing and signed by the Issuing Banks in addition to the Lenders required above to take such action, adversely affect the rights or obligations of the Issuing Banks in their capacities as such under this Agreement.

               SECTION   9.02.   Notices,   Etc.   (a)  All  notices  and  other
                                 --------------
communications provided for hereunder shall be either (x) in writing (including telecopier or telegraphic communication) and mailed, telecopied, telegraphed or delivered or (y) as and to the extent set forth in Section 9.02(b) and in the proviso to this Section 9.02(a), if to the Company or to any Designated Subsidiary at the Company's address at One Riverfront Plaza, Corning, NY 14831, Facsimile number (607) 974-6686, Telephone number (607) 974-9000 Attention:
Secretary; if to any Initial Lender, at its Domestic Lending Office specified opposite its name on Schedule I hereto; if to any other Lender, at its Domestic Lending Office specified in the Assumption Agreement or the Assignment and Acceptance pursuant to which it became a Lender; and if to the Agent, at its address at Two Penns Way, New Castle, Delaware 19720, Attention: Bank Loan Syndications Department; or, as to any Borrower or the Agent, at such other address as shall be designated by such party in a written notice to the other parties and, as to each other party, at such other address as shall be designated by such party in a written notice to the Company and the Agent, provided that materials required to be delivered pursuant to Section 5.01(i)(i),
--------
(ii) or (iv) shall be delivered to the Agent as specified in Section 9.02(b) or as otherwise specified to the Company by the Agent. All such notices and communications shall, when mailed, telecopied, telegraphed or e-mailed, be effective when deposited in the mails, telecopied, delivered to the telegraph company or confirmed by e-mail, respectively, except that notices and communications to the Agent pursuant to Article II, III or VIII shall not be effective until received by the Agent. Delivery by telecopier of an executed counterpart of any amendment or waiver of any provision of this Agreement or the Notes or of any Exhibit hereto to be executed and delivered hereunder shall be effective as delivery of a manually executed counterpart thereof.

               (b) So long as Citibank or any of its Affiliates is the Agent and except as otherwise provided in Section 5.01(i), materials required to be delivered pursuant to Section 5.01(i)(i), (ii) and (iv) shall be delivered to the Agent in an electronic medium in a format acceptable to the Agent and the Lenders by e-mail at oploanswebadmin@citigroup.com. The Company agrees that the Agent may make such materials, as well as any other written information, documents, instruments and other material relating to the Company, any of its Subsidiaries or any other materials or matters relating to this Agreement, the Notes or any of the transactions contemplated hereby (other than notices delivered under Article II) (collectively, the "Communications") available to the Lenders by posting such notices on
           --------------
          Intralinks or a substantially similar electronic system (the "Platform"), provided that the Lenders and any other Person given
           --------
          access to the Platform by the Agent shall have agreed in writing to the provisions of Section 9.08. The Company acknowledges that (i) the distribution of material through an electronic medium is not necessarily secure and that there are confidentiality and other risks associated with such distribution, (ii) the Platform is provided "as is" and "as available" and (iii) neither the Agent nor any of its Affiliates warrants the accuracy, adequacy or completeness of the Communications or the Platform and each expressly disclaims liability for errors or omissions in the Communications or the Platform. No warranty of any kind, express, implied or statutory, including, without limitation, any warranty of merchantability, fitness for a particular purpose, non-infringement of third party rights or freedom from viruses or other code defects, is made by the Agent or any of its Affiliates in connection with the Platform.

               (c) Each Lender agrees that notice to it (as provided in the next sentence) (a "Notice") specifying that any Communications have been
                        ------
          posted to the Platform shall constitute effective delivery of such information, documents or other materials to such Lender for purposes of this Agreement; provided that if requested by any Lender the Agent
                              --------
          shall deliver a copy of the Communications to such Lender by email or telecopier. Each Lender agrees (i) to notify the Agent in writing of such Lender's e-mail address to which a Notice may be sent by electronic transmission (including by electronic communication) on or before the date such Lender becomes a party to this Agreement (and from time to time thereafter to ensure that the Agent has on record an effective e-mail address for such Lender) and (ii) that any Notice may be sent to such e-mail address.

               SECTION 9.03. No Waiver;  Remedies. No failure on the part of any
                             --------------------
Lender or the Agent to exercise, and no delay in exercising, any right hereunder or under any Note shall operate as a waiver thereof; nor shall any single or partial exercise of any such right preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

               SECTION 9.04.  Costs and Expenses.  (a) The Company agrees to pay
                              ------------------
on demand all reasonable costs and expenses of the Agent in connection with the preparation, execution, delivery, administration, modification and amendment of this Agreement, the Notes and the other documents to be delivered hereunder, including, without limitation, (A) all due diligence, syndication (including printing, distribution and bank meetings), transportation, computer, duplication, appraisal, consultant, and audit expenses and (B) the reasonable fees and expenses of counsel for the Agent with respect thereto and with respect to advising the Agent as to its rights and responsibilities under this Agreement. The Company further agrees to pay on demand all out of pocket costs and expenses of the Agent and the Lenders, if any (including, without limitation, reasonable counsel fees and expenses), in connection with the enforcement (whether through negotiations, legal proceedings or otherwise) of this Agreement, the Notes and the other documents to be delivered hereunder, including, without limitation, reasonable fees and expenses of counsel for the Agent and each Lender in connection with the enforcement of rights under this
Section 9.04(a).

               (b) The Company agrees to indemnify and hold harmless the Agent and each Lender and each of their Affiliates and their officers, directors, employees, agents and advisors (each, an "Indemnified
                                                                     -----------
          Party")  from  and  against  any  and  all  claims,  damages,  losses,
          -----
          liabilities and expenses (including, without limitation, reasonable fees and expenses of counsel) incurred by or asserted or awarded against any Indemnified Party, in each case arising out of or in connection with or by reason of (including, without limitation, in connection with any investigation, litigation or proceeding or preparation of a defense in connection therewith) (i) the Notes, this Agreement, any of the transactions contemplated herein or the actual or proposed use of the proceeds of the Advances or (ii) the actual or alleged presence of Hazardous Materials on any property of the Company or any of its Subsidiaries or any Environmental Action relating in any way to the Company or any of its Subsidiaries, except to the extent such claim, damage, loss, liability or expense is found in a final, non-appealable judgment by a court of competent jurisdiction to have resulted from such Indemnified Party's gross negligence or willful misconduct. In the case of an investigation, litigation or other proceeding to which the indemnity in this Section 9.04(b) applies, such indemnity shall be effective whether or not such investigation, litigation or proceeding is brought by the Company, its directors, equityholders or creditors or an Indemnified Party or any other Person, whether or not any Indemnified Party is otherwise a party thereto and whether or not the transactions contemplated hereby are consummated. The Company also agrees not to assert any claim for special, indirect, consequential or punitive damages against the Agent, any Lender, any of their Affiliates, or any of their respective directors, officers, employees, attorneys and agents, on any theory of liability, arising out of or otherwise relating to the Notes, this Agreement, any of the transactions contemplated herein or the actual or proposed use of the proceeds of the Advances. In furtherance of the foregoing, the Company agrees to pay any civil penalty or fine assessed by the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC") against, and all reasonable costs and expenses
                           ----
          (including reasonable counsel fees and disbursements) incurred in connection with the defense thereof by, the Agent or any Lender solely as a result of conduct of the Company or any of its Subsidiaries that violates a sanction enforced by OFAC.

               (c) If any payment of principal of, or Conversion of, any Eurocurrency Rate Advance is made by any Borrower to or for the account of a Lender (i) other than on the last day of the Interest Period for such Advance, as a result of a payment or Conversion pursuant to Section 2.08, 2.10, 2.12 or 2.18, acceleration of the maturity of the Notes pursuant to Section 6.01 or for any other reason, or by an Eligible Assignee to a Lender other than on the last day of the Interest Period for such Advance upon an assignment of rights and obligations under this Agreement pursuant to Section 9.07 as a result of a demand by the Company pursuant to Section 9.07(a) or
          (ii) as a result of a payment or Conversion  pursuant to Section 2.08,
          2.10 or 2.12, the applicable Borrower shall, upon demand by such Lender (with a copy of such demand to the Agent), pay to the Agent for the account of such Lender any amounts required to compensate such Lender for any additional losses, costs or expenses that it may reasonably incur as a result of such payment or Conversion, including, without limitation, any loss (excluding loss of anticipated profits), cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by any Lender to fund or maintain such Advance. If the amount of the Committed Currency purchased by any Lender in the case of a Conversion or exchange of Advances in the case of Section 2.08 or 2.12 exceeds the sum required to satisfy such Lender's liability in respect of such Advances, such Lender agrees to remit to the Company such excess.

               (d) Without prejudice to the survival of any other agreement of the Borrowers hereunder, the agreements and obligations of the Borrowers contained in Sections 2.11, 2.14 and 9.04 shall survive the payment in full of principal, interest and all other amounts payable hereunder and under the Notes.

               SECTION  9.05.  Right of  Set-off.  Upon (i) the  occurrence  and
                               -----------------
during the continuance of any Event of Default and (ii) the making of the request or the granting of the consent specified by Section 6.01 to authorize the Agent to declare the Advances due and payable pursuant to the provisions of
Section 6.01, each Lender and each of its Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender or such Affiliate to or for the credit or the account of the Company or any Borrower against any and all of the obligations of the Company or any Borrower now or hereafter existing under this Agreement and the Note held by such Lender, whether or not such Lender shall have made any demand under this Agreement or such Note and although such obligations may be unmatured. Each Lender agrees promptly to notify the appropriate Borrower after any such set-off and application, provided that the failure to give such notice shall not affect
                  --------
the validity of such set-off and application. The rights of each Lender and its Affiliates under this Section are in addition to other rights and remedies (including, without limitation, other rights of set-off) that such Lender and its Affiliates may have.

               SECTION  9.06.  Binding  Effect.   This  Agreement  shall  become
                               ---------------
effective (other than Sections 2.01 and 2.03, which shall only become effective upon satisfaction of the conditions precedent set forth in Section 3.01) when it shall have been executed by the Company and the Agent and when the Agent shall have been notified by each Initial Lender that such Initial Lender has executed it and thereafter shall be binding upon and inure to the benefit of the Company, the Agent and each Lender and their respective successors and assigns, except that neither the Company nor any other Borrower shall have the right to assign its rights hereunder or any interest herein without the prior written consent of the Lenders.

               SECTION 9.07. Assignments and Participations. (a) Each Lender may
                             ------------------------------
with the consent of each Issuing Bank (which consent shall not be unreasonably withheld or delayed) and, if demanded by the Company (so long as no Default shall have occurred and be continuing and following a demand by such Lender pursuant to Section 2.11 or 2.14) upon at least five Business Days' notice to such Lender and the Agent, will assign to one or more Persons all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Revolving Credit Commitment, its Unissued Letter of Credit Commitment, the Advances owing to it, its participations in Letters of Credit and the Note or Notes held by it); provided, however, that (i)
                                                     --------  -------
each such assignment shall be of a constant, and not a varying, percentage of all rights and obligations under this Agreement, (ii) except in the case of an assignment to a Person that, immediately prior to such assignment, was a Lender or an assignment of all of a Lender's rights and obligations under this Agreement, the amount of (x) the Revolving Credit Commitment of the assigning Lender being assigned pursuant to each such assignment (determined as of the date of the Assignment and Acceptance with respect to such assignment) shall in no event be less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof and (y) the Unissued Letter of Credit Commitment of the assigning Lender being assigned pursuant to each such assignment (determined as of the date of the Assignment and Acceptance with respect to such assignment) shall in no event be less than $5,000,000 or an integral multiple of $1,000,000 in excess thereof, in each case, unless the Company and the Agent otherwise agree (iii) each such assignment shall be to an Eligible Assignee, (iv) each such assignment made as a result of a demand by the Company pursuant to this Section 9.07(a) shall be arranged by the Company after consultation with the Agent and shall be either an assignment of all of the rights and obligations of the assigning Lender under this Agreement or an assignment of a portion of such rights and obligations made concurrently with another such assignment or other such assignments that together cover all of the rights and obligations of the assigning Lender under this Agreement, (v) no Lender shall be obligated to make any such assignment as a result of a demand by the Company pursuant to this
Section 9.07(a) unless and until such Lender shall have received one or more payments from either the Borrowers or one or more Eligible Assignees in an aggregate amount at least equal to the aggregate outstanding principal amount of the Advances owing to such Lender, together with accrued interest thereon to the date of payment of such principal amount and all other amounts payable to such Lender under this Agreement, and (vi) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register, an Assignment and Acceptance, together with any Note subject to such assignment and a processing and recordation fee of $3,500 payable by the parties to each such assignment, provided, however, that in the case of each assignment
                          --------  -------
made as a result of a demand by the Company, such recordation fee shall be payable by the Company except that no such recordation fee shall be payable in the case of an assignment made at the request of the Company to an Eligible Assignee that is an existing Lender. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Acceptance, (x) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Lender hereunder and (y) the Lender assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights (other than its rights under Sections 2.11, 2.14 and 9.04 to the extent any claim thereunder relates to an event arising prior to such assignment) and be released from its obligations (other than its obligations under Section 8.04 to the extent any claim thereunder relates to an event arising prior to such assignment) under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto).

               (b) By executing and delivering an Assignment and Acceptance, the Lender assignor thereunder and the assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and Acceptance, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of, or the perfection or priority of any lien or security interest created or purported to be created under or in connection with, this Agreement or any other instrument or document furnished pursuant hereto; (ii) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Company or any other Borrower or the performance or observance by the Company or any other Borrower of any of its obligations under this Agreement or any other instrument or document furnished pursuant hereto; (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to in
Section 4.01 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon the Agent, such assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee confirms that it is an Eligible Assignee; (vi) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers and discretion under this Agreement as are delegated to the Agent by the terms hereof, together with such powers and discretion as are reasonably incidental thereto; and (vii) such assignee agrees that it will perform in accordance with their terms all of the obligations that by the terms of this Agreement are required to be performed by it as a Lender.

               (c) Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an assignee representing that it is an Eligible Assignee, together with any Note or Notes subject to such assignment, the Agent shall, if such Assignment and Acceptance has been completed and is in substantially the form of Exhibit C hereto, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and
(iii) give prompt notice thereof to the Company.

               (d) The  Agent  shall  maintain  at its  address  referred  to in
Section 9.02 a copy of each Assumption Agreement and each Assignment and Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of the Lenders and the Commitment of, and principal amount of the Advances owing to, each Lender from time to time (the "Register").
                                                                     --------
The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrowers, the Agent and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Company or any Lender at any reasonable time and from time to time upon reasonable prior notice.

               (e) Each Lender may sell participations to one or more banks or other entities (other than the Company or any of its Affiliates) in or to all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the Advances owing to it and any Note or Notes held by it); provided, however, that (i) such Lender's obligations
                           --------  -------
under this Agreement (including, without limitation, its Commitment to the Borrowers hereunder) shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) such Lender shall remain the holder of any such Note for all purposes of this Agreement, (iv) the Company, the other Borrowers, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement and
(v) no participant under any such participation shall have any right to approve any amendment or waiver of any provision of this Agreement or any Note, or any consent to any departure by the Company or any other Borrower therefrom, except to the extent that such amendment, waiver or consent would reduce the principal of, or interest on, the Notes or any fees or other amounts payable hereunder, in each case to the extent subject to such participation, or postpone any date fixed for any payment of principal of, or interest on, the Notes or any fees or other amounts payable hereunder, in each case to the extent subject to such participation.

               (f) Any Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 9.07, disclose to the assignee or participant or proposed assignee or participant, any information relating to any Borrower furnished to such Lender by or on behalf of such Borrower; provided that, prior to any such disclosure,
                                   --------
the assignee or participant or proposed assignee or participant shall agree to preserve the confidentiality of any Company Information relating to any Borrower received by it from such Lender.

               (g) Notwithstanding any other provision set forth in this Agreement, any Lender may at any time create a security interest in all or any portion of its rights under this Agreement (including, without limitation, the Advances owing to it and any Note or Notes held by it) in favor of any Federal Reserve Bank in accordance with Regulation A of the Board of Governors of the Federal Reserve System.

               SECTION 9.08.  Confidentiality.  Neither the Agent nor any Lender
                              ---------------
may disclose to any Person any confidential, proprietary or non-public information of the Company furnished to the Agent or the Lenders by the Company (such information being referred to collectively herein as the "Company
                                                                         -------
Information"),  except  that  each of the  Agent  and  each of the  Lenders  may
-----------
disclose Company Information (i) to its and its affiliates' employees, officers, directors, agents and advisors (it being understood that the Persons to whom such disclosure is made will be informed of the confidential nature of such Company Information and such person shall have agreed to keep such Company Information confidential on substantially the same terms as provided herein),
(ii) to the extent requested by any regulatory authority, (iii) to the extent required by applicable laws or regulations or by any subpoena or similar legal process or requested by any self-regulatory authority, provided that, to the
                                                          --------
extent practicable, the Company is given prompt written notice of such requirement or request prior to such disclosure and assistance in obtaining an order protecting such information from public disclosure, (iv) to any other party to this Agreement, (v) in connection with the exercise of any remedies hereunder or any suit, action or proceeding relating to this Agreement or the enforcement of rights hereunder, (vi) subject to an agreement containing provisions substantially the same as those of this Section 9.08, to any assignee or participant or prospective assignee or participant, (vii) to the extent such Company Information (A) is or becomes generally available to the public on a non-confidential basis other than as a result of a breach of this Section 9.08 by the Agent or such Lender, or (B) is or becomes available to the Agent or such Lender on a nonconfidential basis from a source other than the Company and not, to the knowledge of the Agent or such Lender, in breach of such third party's obligations of confidentiality and (viii) with the consent of the Company.

               SECTION  9.09.  Designated  Subsidiaries.  (a)  Designation.  The
                               ------------------------        -----------
Company may at any time, and from time to time, by delivery to the Agent of a Designation Agreement duly executed by the Company and the respective Subsidiary and substantially in the form of Exhibit D hereto, designate such Subsidiary as a "Designated Subsidiary" for purposes of this Agreement and such Subsidiary shall thereupon become a "Designated Subsidiary" for purposes of this Agreement and, as such, shall have all of the rights and obligations of a Borrower hereunder. The Agent shall promptly notify each Lender of each such designation by the Company and the identity of the respective Subsidiary.

               (b) Termination. Upon the indefeasible payment and performance in
                   -----------
full of all of the indebtedness, liabilities and obligations under this Agreement of any Designated Subsidiary then, so long as at the time no Notice of Borrowing in respect of such Designated Subsidiary is outstanding, such Subsidiary's status as a "Designated Subsidiary" shall terminate upon notice to such effect from the Agent to the Lenders (which notice the Agent shall give promptly, and only upon its receipt of a request therefor from the Company). Thereafter, the Lenders shall be under no further obligation to make any Advance hereunder to such Designated Subsidiary.

               SECTION 9.10.  Governing  Law. This Agreement and the Notes shall
                              --------------
be governed by, and construed in accordance with, the laws of the State of New York.

               SECTION 9.11.  Execution in  Counterparts.  This Agreement may be
                              --------------------------
executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Delivery of an executed counterpart of a signature page to this Agreement by telecopier shall be effective as delivery of a manually executed counterpart of this Agreement.

               SECTION  9.12.  Judgment  (a) If for the  purposes  of  obtaining
                               --------
judgment in any court it is necessary to convert a sum due hereunder in Dollars into another currency, the parties hereto agree, to the fullest extent that they may effectively do so, that the rate of exchange used shall be that at which in accordance with normal banking procedures the Agent could purchase Dollars with such other currency at Citibank's principal office in London at 11:00 A.M. (London time) on the Business Day preceding that on which final judgment is given.

               (b) If for the purposes of obtaining judgment in any court it is necessary to convert a sum due hereunder in a Committed Currency into Dollars, the parties agree to the fullest extent that they may effectively do so, that the rate of exchange used shall be that at which in accordance with normal banking procedures the Agent could purchase such Committed Currency with Dollars at Citibank's principal office in London at 11:00 A.M. (London time) on the Business Day preceding that on which final judgment is given.

               (c) The obligation of any Borrower in respect of any sum due from it in any currency (the "Primary Currency") to any Lender or the Agent hereunder
                         ----------------
shall, notwithstanding any judgment in any other currency, be discharged only to the extent that on the Business Day following receipt by such Lender or the Agent (as the case may be), of any sum adjudged to be so due in such other currency, such Lender or the Agent (as the case may be) may in accordance with normal banking procedures purchase the applicable Primary Currency with such other currency; if the amount of the applicable Primary Currency so purchased is less than such sum due to such Lender or the Agent (as the case may be) in the applicable Primary Currency, each Borrower agrees, as a separate obligation and notwithstanding any such judgment, to indemnify such Lender or the Agent (as the case may be) against such loss, and if the amount of the applicable Primary Currency so purchased exceeds such sum due to any Lender or the Agent (as the case may be) in the applicable Primary Currency, such Lender or the Agent (as the case may be) agrees to remit to such Borrower such excess.

               SECTION 9.13.  Jurisdiction,  Etc. (a) Each of the parties hereto
                              ------------------
hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of any New York State court or federal court of the United States of America sitting in New York City, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement or the Notes, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in any such New York State court or, to the extent permitted by law, in such federal court. Each Designated Subsidiary hereby agrees that service of process in any such action or proceeding brought in the any such New York State court or in such federal court may be made upon the Company and each Designated Subsidiary hereby irrevocably appoints the Company its authorized agent to accept such service of process, and agrees that the failure of the Company to give any notice of any such service shall not impair or affect the validity of such service or of any judgment rendered in any action or proceeding based thereon. The Company and each Designated Subsidiary hereby further irrevocably consent to the service of process in any action or proceeding in such courts by the mailing thereof by any parties hereto by registered or certified mail, postage prepaid, to the Company at its address specified pursuant to Section
9.02. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that any party may otherwise have to bring any action or proceeding relating to this Agreement or the Notes in the courts of any jurisdiction. To the extent that each Designated Subsidiary has or hereafter may acquire any immunity from jurisdiction of any court or from any legal process (whether through service or notice, attachment prior to judgment, attachment in aid of execution, execution or otherwise) with respect to itself or its property, each Designated Subsidiary hereby irrevocably waives such immunity in respect of its obligations under this Agreement.

               (b) Each of the parties hereto irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection that it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement or the Notes in any New York State or federal court. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

               SECTION  9.14.  Substitution  of  Currency.  If a  change  in any
                               --------------------------
Committed Currency occurs pursuant to any applicable law, rule or regulation of any governmental, monetary or multi-national authority, this Agreement (including, without limitation, the definition of Eurocurrency Rate) will be amended to the extent determined by the Agent (acting reasonably and in consultation with the Company) to be necessary to reflect the change in currency and to put the Lenders and the Borrowers in the same position, so far as possible, that they would have been in if no change in such Committed Currency had occurred.

               SECTION  9.15. No Liability of the Issuing  Banks.  The Borrowers
                              ----------------------------------
assume all risks of the acts or omissions of any beneficiary or transferee of any Letter of Credit with respect to its use of such Letter of Credit. Neither an Issuing Bank nor any of its officers or directors shall be liable or responsible for: (a) the use that may be made of any Letter of Credit or any acts or omissions of any beneficiary or transferee in connection therewith; (b) the validity, sufficiency or genuineness of documents, or of any endorsement thereon, even if such documents should prove to be in any or all respects invalid, insufficient, fraudulent or forged; or (c) any other circumstances whatsoever in making or failing to make payment under any Letter of Credit, except that the applicable Borrower shall have a claim against such Issuing Bank, and such Issuing Bank shall be liable to such Borrower, to the extent of any direct, but not consequential, damages suffered by such Borrower that such Borrower proves were caused by such Issuing Bank's willful misconduct or gross negligence when determining whether drafts and other documents presented under a Letter of Credit comply with the terms thereof. In furtherance and not in limitation of the foregoing, such Issuing Bank may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary; provided that nothing
                                                           --------
herein shall be deemed to excuse such Issuing Bank if it acts with gross negligence or willful misconduct in accepting such documents.

               SECTION 9.16. Patriot Act Notice.  Each Lender and the Agent (for
                             ------------------
itself and not on behalf of any Lender) hereby notifies each Borrower that pursuant to the requirements of the Patriot Act, it is required to obtain, verify and record information that identifies each Borrower, which information includes the name and address of each Borrower and other information that will allow such Lender or the Agent, as applicable, to identify each Borrower in accordance with the Patriot Act. Each Borrower shall provide such information and take such actions as are reasonably requested by the Agent or any Lenders in order to assist the Agent and the Lenders in maintaining compliance with the Patriot Act.

               SECTION 9.17.  Power of Attorney.  Each Subsidiary of the Company
                              -----------------
may from time to time authorize and appoint the Company as its attorney-in-fact to execute and deliver (a) any amendment, waiver or consent in accordance with
Section 9.01 on behalf of and in the name of such Subsidiary and (b) any notice or other communication hereunder, on behalf of and in the name of such Subsidiary. Such authorization shall become effective as of the date on which such Subsidiary delivers to the Agent a power of attorney enforceable under applicable law and any additional information to the Agent as necessary to make such power of attorney the legal, valid and binding obligation of such Subsidiary.

               SECTION  9.18.  Waiver of Jury  Trial Each of the  Company,  each
                               ---------------------
other Borrower, the Agent and the Lenders hereby irrevocably waives all right to trial by jury in any action, proceeding or counterclaim (whether based on contract, tort or otherwise) arising out of or relating to this Agreement or the Notes or the actions of the Agent or any Lender in the negotiation, administration, performance or enforcement thereof.

               IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.


                                 CORNING INCORPORATED

                                 By /s/   Mark S. Rogus
                                          ---------------------------------
                                 Title:  Senior Vice President and Treasurer

                                 CITIBANK, N.A.,
                                    as Agent

                                 By /s/   Maureen Maroney
                                          ---------------------------------
                                 Title: Director

                                     Lenders
                                     -------

Letter of Credit Commitment
---------------------------

$100,000,000                     CITIBANK, N.A.

                                 By /s/   Maureen Maroney
                                          ---------------------------------
                                 Title: Director

$100,000,000                     JPMORGAN CHASE BANK, N.A.

                                 By /s/   Joan M. Fitzgibbon
                                          ---------------------------------
                                 Title:  Managing Director

$200,000,000               Total of the Letter of Credit Commitments

Revolving Credit Commitment
---------------------------

$125,000,000                     CITIBANK, N.A.

                                 By /s/   Maureen Maroney
                                          ---------------------------------
                                 Title: Director

$125,000,000                     JPMORGAN CHASE BANK, N.A.

                                 By /s/   Joan M. Fitzgibbon
                                          ---------------------------------
                                 Title:  Managing Director

                                     Agents
                                     ------

$100,000,000                     BANK OF AMERICA, N.A.

                                 By /s/   Kevin McMahon
                                          ---------------------------------
                                 Title:  Senior Vice President

$100,000,000                     THE BANK OF TOKYO-MITSUBISHI, LTD.

                                 By /s/   Andrew Bernstein
                                          ---------------------------------
                                 Title:  Authorized Signatory

$100,000,000                     WACHOVIA BANK, NATIONAL ASSOCIATION

                                 By /s/   James F. Heatwole
                                          ---------------------------------
                                 Title: Director

$100,000,000                     BARCLAYS BANK PLC

                                 By /s/   Nicholas Bell
                                          ---------------------------------
                                 Title: Director

$100,000,000                     DEUTSCHE BANK AG NEW YORK BRANCH

                                 By /s/   Andreas Neumeier
                                          ---------------------------------
                                 Title: Director

                                 By /s/   David Dickinson Jr.
                                 Title: Director

                                     Lenders
                                     -------

$75,000,000                      MIZUHO CORPORATE BANK, LTD.

                                 By /s/   Bertram H. Tang
                                          ---------------------------------
                                 Title:  Vice President & Team Leader

$50,000,000                      GOLDMAN SACHS CREDIT PARTNERS LP

                                 By /s/   Walter A. Jackson
                                          ---------------------------------
                                 Title:  Authorized Signatory

$50,000,000                      STANDARD CHARTERED BANK

                                 By /s/   Richard L. Van de Berghe, Jr.
                                          ---------------------------------
                                 Title:  Senior Vice President

                                 By /s/   Robert K. Reddington
                                          ---------------------------------
                                 Title:  AVP/Credit Documentation

$50,000,000                      SUMITOMO MITSUI BANKING CORPORATION

                                 By /s/   Edward McColly
                                          ---------------------------------
                                 Title:  Vice President & Department Head

$975,000,000      Total of the Revolving Credit Commitments

                                                                      SCHEDULE I
                                                            CORNING INCORPORATED
                                                      FIVE YEAR CREDIT AGREEMENT
                                                      APPLICABLE LENDING OFFICES





Name of Initial Lender    Domestic Lending Office    Eurocurrency Lending Office
----------------------    -----------------------    ---------------------------

                                                                SCHEDULE 2.01(d)
                           Existing Letters of Credit


                                      None

                                                                SCHEDULE 3.01(b)
                              Disclosed Litigation

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

Under the terms of the Joint Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Of the approximately $3.2 billion of required funding, Dow Corning has paid approximately $1.6 billion (inclusive of insurance) and expects to pay up to an additional $1.6 billion ($710 million after-tax and net of expected insurance recoveries) over 16 years. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. As required by the Joint Plan, Dow Corning has fully satisfied (or reserved for) the claims of its commercial creditors in accordance with a March 31, 2004 ruling of the District Court determining the amount of pendency interest allowed on the $810 million in principal owing on such claims. In the second quarter of 2004, Dow Corning recorded a $47 million pre-tax adjustment to its interest liabilities relating to this matter; Corning recognized $14 million in its second quarter equity earnings for its after tax share of this adjustment. Certain commercial creditors have appealed that ruling to the U.S. Court of Appeals of the Sixth Circuit seeking from Dow Corning an additional sum of approximately $80 million for interest at default rates and enforcement costs.

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

Federal Securities Cases. From December 2001 through April 2002, Corning and three of its officers and directors were named defendants in lawsuits alleging violations of the U.S. securities laws in connection with Corning's November 2000 offering of 30 million shares of common stock and $2.7 billion zero coupon convertible debentures, due November 2015. In addition, the Company and the same three officers and directors were named in lawsuits alleging misleading disclosures and non-disclosures that allegedly inflated the price of Corning's common stock in the period from October 2000 through July 9, 2001. The plaintiffs in these actions seek to represent classes of purchasers of Corning's stock in all or part of the period indicated. On August 2, 2002, the U.S. District Court of the Western District of New York entered an order consolidating these actions for all purposes, designating lead plaintiffs and lead counsel, and directing service of a consolidated complaint. The consolidated amended complaint requests substantial damages in an unspecified amount to be proved at trial. In February 2003, defendants filed a motion to dismiss the complaint for failure to allege the requisite elements of the claims with particularity. The Court heard arguments on May 29 and June 9, 2003 and on April 9, 2004 entered a Decision and Order dismissing the complaint. Plaintiffs appealed to the U.S. Court of Appeals of the Second Circuit. Oral argument was held on February 2, 2005, and the Court reserved decision.

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

On March 28, 2003, Corning announced that it had also reached agreement with representatives of current and future asbestos claimants on a settlement arrangement that was thereafter incorporated into the PCC Plan. This settlement remains subject to a number of contingencies, including approval by the bankruptcy court. Corning's settlement will require the contribution, if the Plan is approved and becomes effective, of its equity interest in PCC, its one-half equity interest in PCE, and 25 million shares of Corning common stock. The settlement also requires Corning to make cash payments of $144 million (net present value as of December 31, 2004) in six installments beginning one year after the Plan is effective. In addition, Corning will assign policy rights or proceeds under primary insurance from 1962 through 1984, as well as rights to proceeds under certain excess insurance, most of which falls within the period from 1962 through 1973. In return for these contributions, and subject to receiving court approval of the PCC Plan, Corning expects to receive a release and an injunction channeling asbestos claims against it into a settlement trust under the PCC Plan.

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

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the Plan were held in the Bankruptcy Court in May 2004. The parties filed post-hearing briefs and made final oral arguments to the Bankruptcy Court in November 2004. The Bankruptcy Court has allowed an additional round of briefing to address current case law developments, and heard additional oral arguments at a hearing on March 16, 2005. At this hearing, the court allowed the proponents of the PCC Plan 60 days to consider amendments to the Plan or to request rulings on the pending objections. The timing and outcome are uncertain. If the Bankruptcy Court does not confirm the PCC Plan in its current form, changes to the settlement agreement are reasonably possible. Further judicial review is also reasonably possible.

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

Tyco Electronics Corporation and Tyco Technology Resources, Inc. On August 13, 2003, CCS Holdings Inc. ("CCS"), a Corning subsidiary, filed an action in the U.S. District Court for the Middle District of North Carolina against Tyco Electronics Corporation and Tyco Technology Resources, Inc. ("Tyco"), asking the court to declare a Tyco patent invalid and not infringed by CCS. The patent generally relates to a type of connector for optical fiber cables. Tyco has responded with a motion to dismiss the action for lack of jurisdiction, but that motion has been withdrawn. Tyco has filed an answer and counterclaims to CCS's complaint. Tyco's counterclaims allege patent infringement by CCS and seek unspecified monetary damages and an injunction.

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

                                                                SCHEDULE 5.02(d)
                            Existing Subsidiary Debt

Borrower                   Maturity            BV @2/28/05
-----------------------------------------------------------
Corning Japan KK          6/25/2013            $11,966,924
Corning Japan KK          10/5/2013             11,581,356
Corning Japan KK           9/5/2014             33,095,035
Corning Japan KK           6/5/2015             31,131,447
Corning Japan KK           1/5/2015             47,659,900
Corning Japan KK           7/9/2014             47,659,900
-----------------------------------------------------------
TOTAL                                         $183,094,561
===========================================================

                                                             EXHIBIT A - FORM OF
                                                                 PROMISSORY NOTE



U.S.$_______________                       Dated:  _______________, 200_

               FOR VALUE RECEIVED, the undersigned, [NAME OF BORROWER], a _________________________ corporation (the "Borrower"), HEREBY PROMISES TO PAY
                                             --------
to the order of _________________________  (the "Lender") for the account of its
                                                 ------
Applicable Lending Office on the Termination Date (each as defined in the Credit Agreement referred to below) the principal sum of U.S.$[amount of the Lender's Commitment in figures] or, if less, the aggregate principal amount of the Advances made by the Lender to the Borrower pursuant to the Credit Agreement dated as of March 17, 2005 among the Borrower, [Corning Incorporated,] the Lender and certain other lenders parties thereto, and Citibank, N.A. as Agent for the Lender and such other lenders (as amended or modified from time to time, the "Credit Agreement"; the terms defined therein being used herein as therein
     -----------------
defined) outstanding on such date.

               The Borrower promises to pay interest on the unpaid principal amount of each Advance from the date of such Advance until such principal amount is paid in full, at such interest rates, and payable at such times, as are specified in the Credit Agreement.

               Both principal and interest in respect of each Advance (i) in Dollars are payable in lawful money of the United States of America to the Agent at its account maintained at 388 Greenwich Street, New York, New York 10013, in same day funds and (ii) in any Committed Currency are payable in such currency at the applicable Payment Office in same day funds. Each Advance owing to the Lender by the Borrower pursuant to the Credit Agreement, and all payments made on account of principal thereof, shall be recorded by the Lender and, prior to any transfer hereof, endorsed on the grid attached hereto which is part of this Promissory Note.

               This Promissory Note is one of the Notes referred to in, and is entitled to the benefits of, the Credit Agreement. The Credit Agreement, among other things, (i) provides for the making of Advances by the Lender to the Borrower from time to time in an aggregate amount not to exceed at any time outstanding the U.S. dollar amount first above mentioned, the indebtedness of the Borrower resulting from each such Advance being evidenced by this Promissory Note, (ii) contains provisions for determining the Dollar Equivalent of Advances denominated in Committed Currencies and (iii) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

               The Borrower hereby waives presentment, demand, protest and notice of any kind. No failure to exercise, and no delay in exercising, any rights hereunder on the part of the holder hereof shall operate as a waiver of such rights.

               This Promissory Note shall be governed by, and construed in accordance with, the laws of the State of New York.

                                 [NAME OF BORROWER]



                                 By
                                    ------------------------
                                     Title:

                       ADVANCES AND PAYMENTS OF PRINCIPAL


--------------------------- ------------------------ ------------------------ ------------------------- ------------------------
                                                            Amount of
           Date                    Amount of             Principal Paid           Unpaid Principal             Notation
                                    Advance                or Prepaid                 Balance                   Made By
--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

--------------------------- ------------------------ ------------------------ ------------------------- ------------------------

                                                   EXHIBIT B - FORM OF NOTICE OF
                                                                       BORROWING
Citibank, N.A., as Agent
  for the Lenders parties
  to the Credit Agreement
  referred to below
  Two Penns Way
  New Castle, Delaware 19720

                                     [Date]

               Attention: Bank Loan Syndications Department

Ladies and Gentlemen:

               The undersigned, [Name of Borrower], refers to the Credit Agreement, dated as of March 17, 2005 (as amended or modified from time to time, the "Credit Agreement", the terms defined therein being used herein as therein
     -----------------
defined), among the undersigned, [Corning Incorporated,] certain Lenders parties thereto and Citibank, N.A., as Agent for said Lenders, and hereby gives you notice, irrevocably, pursuant to Section 2.02 of the Credit Agreement that the undersigned hereby requests a Borrowing under the Credit Agreement, and in that connection sets forth below the information relating to such Borrowing (the "Proposed Borrowing") as required by Section 2.02(a) of the Credit Agreement:
 ------------------

               (i)   The   Business   Day   of   the   Proposed   Borrowing   is
          _______________, 200_.

               (ii) The Type of Advances comprising the Proposed Borrowing is [Base Rate Advances] [Eurocurrency Rate Advances].

               (iii)  The  aggregate   amount  of  the  Proposed   Borrowing  is
          $_______________][for a Borrowing in a Committed Currency, list currency and amount of Borrowing].

               [(iv) The initial Interest Period for each Eurocurrency Rate Advance made as part of the Proposed Borrowing is _____ month[s].]

               The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the date of the Proposed
Borrowing:

               (A) the representations and warranties contained in Section 4.01 of the Credit Agreement (except the representations set forth in the last sentence of subsection (e) thereof and in subsection (f)(i) thereof and, if the Public Debt Rating is BBB- or higher by S&P or Baa3 or higher from Moody's, the representation set forth in subsection (n) thereof) are correct, before and after giving effect to the Proposed Borrowing and to the application of the proceeds therefrom, as though made on and as of such date, and additionally, if the undersigned is a Designated Subsidiary, the representations and warranties contained in its Designation Agreement are correct, before and after giving effect to the Proposed Borrowing and to the application of the proceeds therefrom, as though made on and as of such date; and

               (B) no event has occurred and is continuing, or would result from such Proposed Borrowing or from the application of the proceeds therefrom, that constitutes a Default.

                               Very truly yours,

                               [NAME OF BORROWER]



                               By
                                  ------------------------
                                     Title:

                                                             EXHIBIT C - FORM OF



                                                       ASSIGNMENT AND ACCEPTANCE


               Reference is made to the Credit Agreement dated as of March 17, 2005 (as amended or modified from time to time, the "Credit Agreement") among
                                                      -----------------
Corning  Incorporated,  a New York corporation (the "Company"),  the Lenders (as
                                                     -------
defined in the Credit Agreement) and Citibank, N.A., as agent for the Lenders (the "Agent"). Terms defined in the Credit Agreement are used herein with the
       -----
same meaning.

               The "Assignor" and the "Assignee" referred to on Schedule I hereto agree as follows:

               1. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, an interest in and to the Assignor's rights and obligations under the [Credit Agreement as of the date hereof] [the Letter of Credit Facility] equal to the percentage interest specified on Schedule 1 hereto of [all outstanding rights and obligations under the Credit Agreement together with participations in Letters of Credit held by the Assignor on the date hereof] [such Assignor's Unissued Letter of Credit Commitment]. After giving effect to such sale and assignment, the Assignee's [Revolving Credit Commitment and the amount of the Advances owing to the Assignee] [Letter of Credit Commitment] will be as set forth on Schedule 1 hereto.

               2. The Assignor (i) represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim; (ii) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of, or the perfection or priority of any lien or security interest created or purported to be created under or in connection with, the Credit Agreement or any other instrument or document furnished pursuant thereto; (iii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Company or any other Borrower or the performance or observance by the Company or any other Borrower of any of its obligations under the Credit Agreement or any other instrument or document furnished pursuant thereto; and (iv) attaches the Note[, if any,] held by the Assignor [and requests that the Agent exchange such Note for a new Note payable to the order of [the Assignee in an amount equal to the Revolving Credit Commitment assumed by the Assignee pursuant hereto or new Notes payable to the order of the Assignee in an amount equal to the Revolving Credit Commitment assumed by the Assignee pursuant hereto and] the Assignor in an amount equal to the Revolving Credit Commitment retained by the Assignor under the Credit Agreement[, respectively,] as specified on Schedule 1 hereto].

               3. The Assignee (i) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements referred to in Section 4.01 thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (ii) agrees that it will, independently and without reliance upon the Agent, the Assignor or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (iii) confirms that it is an Eligible Assignee; (iv) appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers and discretion under the Credit Agreement as are delegated to the Agent by the terms thereof, together with such powers and discretion as are reasonably incidental thereto; (v) agrees that it will perform in accordance with their terms all of the obligations that by the terms of the Credit Agreement are required to be performed by it as a Lender; and (vi) attaches any U.S. Internal Revenue Service forms required under Section 2.14 of the Credit Agreement.

               4. Following the execution of this Assignment and Acceptance, it will be delivered to the Agent for acceptance and recording by the Agent. The effective date for this Assignment and Acceptance (the "Effective Date") shall
                                                         ---------------
be the date of acceptance  hereof by the Agent,  unless  otherwise  specified on
Schedule 1 hereto.

               5. Upon such acceptance and recording by the Agent, as of the Effective Date, (i) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment and Acceptance, have the rights and obligations of a Lender thereunder and (ii) the Assignor shall, to the extent provided in this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Credit Agreement.

               6. Upon such acceptance and recording by the Agent, from and after the Effective Date, the Agent shall make all payments under the Credit Agreement and the Notes in respect of the interest assigned hereby (including, without limitation, all payments of principal, interest and facility fees with respect thereto) to the Assignee. The Assignor and Assignee shall make all appropriate adjustments in payments under the Credit Agreement and the Notes for periods prior to the Effective Date directly between themselves.

               7. This Assignment and Acceptance shall be governed by, and construed in accordance with, the laws of the State of New York.

               8. This Assignment and Acceptance may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Delivery of an executed counterpart of Schedule 1 to this Assignment and Acceptance by telecopier shall be effective as delivery of a manually executed counterpart of this Assignment and Acceptance.

               IN WITNESS  WHEREOF,  the Assignor  and the Assignee  have caused
Schedule 1 to this Assignment and Acceptance to be executed by their officers thereunto duly authorized as of the date specified thereon.

                                   Schedule 1
                                       to
                            Assignment and Acceptance


  Percentage interest assigned:                                       _____%

  [Assignee's Revolving Credit Commitment:                            $______

  Aggregate outstanding principal amount of Advances assigned:        $______

  Principal amount of Note payable to Assignee:                       $______

  Principal amount of Note payable to Assignor:                       $______]

  [Assignee's Letter of Credit Commitment:                            $______]

  Effective Date*:  _______________, 200_

                                 [NAME OF ASSIGNOR], as Assignor

                                 By
                                   ------------------------
                                     Title:


                                 Dated:  _______________, 200_


                                 [NAME OF ASSIGNEE], as Assignee

                                 By
                                   ------------------------
                                     Title:


                                 Dated:  _______________, 200_

                                 Domestic Lending Office:
                                          [Address]

                                 Eurocurrency Lending Office:
                                          [Address]

Accepted [and Approved]** this
__________ day of _______________, 200_

CITIBANK, N.A., as Agent

By
  ------------------------------------------
   Title:


[Approved this __________ day
of _______________, 200_

CORNING INCORPORATED

By                                          ]*
  ------------------------------------------
   Title:


* This date should be no earlier than five Business Days after the delivery of this Assignment and Acceptance to the Agent.
**   Required if the Assignee is an Eligible Assignee solely by reason of clause
     (iii) of the definition of "Eligible Assignee".
*    Required if the Assignee is an Eligible Assignee solely by reason of clause
     (iii) of the definition of "Eligible Assignee".

                                                             EXHIBIT D - FORM OF
                                                           DESIGNATION AGREEMENT


                                              [DATE]

To each of the Lenders parties
  to the Credit Agreement dated
  as of March 17, 2005
  among Corning Incorporated,
  said Lenders and Citibank, N.A.,
  as Agent for said Lenders

Ladies and Gentlemen:

               Reference is made to the Credit Agreement dated as of March 17, 2005 (as amended or modified from time to time, the "Credit Agreement") among
                                                      -----------------
Corning  Incorporated  (the  "Company"),  the  Lenders (as defined in the Credit
                              -------
Agreement)  and Citibank,  N.A., as agent for the Lenders (the  "Agent").  Terms
                                                                 -----
used herein and defined in the Credit Agreement shall have the respective meanings ascribed to such terms in the Credit Agreement.

               Please  be  advised  that  the  Company  hereby   designates  its
undersigned Subsidiary, ____________ ("Designated Subsidiary"), as a "Designated
                                       ---------------------
Subsidiary" under and for all purposes of the Credit Agreement.

               The Designated Subsidiary, in consideration of each Lender's agreement to extend credit to it under and on the terms and conditions set forth in the Credit Agreement, does hereby assume each of the obligations imposed upon a "Designated Subsidiary" and a "Borrower" under the Credit Agreement and agrees to be bound by the terms and conditions of the Credit Agreement. In furtherance of the foregoing, the Designated Subsidiary hereby represents and warrants to each Lenders as follows:

               1. The Designated Subsidiary is a corporation duly organized, validly existing and in good standing under the laws of the State of
          _______________.

               2. The execution, delivery and performance by the Designated Subsidiary of this Designation Agreement, the Credit Agreement and the Notes to be delivered by it, and the consummation of the transactions contemplated hereby, are within the Designated Subsidiary's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene (i) the Designated Subsidiary's charter or by-laws or (ii) law or any contractual restriction binding on or affecting the Designated Subsidiary.

               3. No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body or any other third party is required for the due execution, delivery and performance by the Designated Subsidiary of this Designation Agreement, the Credit Agreement or the Notes to be delivered by it or the consummation of the transactions contemplated thereby.

               4. This Designation Agreement and each of the Notes of the Designated Subsidiary, when delivered, will have been duly executed and delivered, and this Designation Agreement, the Credit Agreement and each of the Notes of the Designated Subsidiary, when delivered, will constitute the legal, valid and binding obligation of the Designated Subsidiary enforceable against the Designated Subsidiary in accordance with their respective terms.

               5. There is no pending or, to the knowledge of the Designated Subsidiary, threatened action, suit, investigation, litigation or proceeding, including, without limitation, any Environmental Action, affecting the Designated Subsidiary or any of its Subsidiaries before any court, governmental agency or arbitrator that (i) could be reasonably likely to have a Material Adverse Effect or (ii) purports to affect the legality, validity or enforceability of this Designation Agreement, the Credit Agreement, any Note of the Designated Subsidiary or the consummation of the transactions contemplated thereby.

               6. The Designated Subsidiary is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System), and no proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock.

               7. The Designated Subsidiary is not an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

               8. The operations and properties of the Designated Subsidiary and each of its Subsidiaries comply in all material respects with all applicable Environmental Laws and Environmental Permits, all past non-compliance with such Environmental Laws and Environmental Permits has been resolved without ongoing obligations or costs, and no circumstances exist that would be reasonably likely to form the basis of an Environmental Action against the Designated Subsidiary or any of its Subsidiaries or any of their properties that could have a Material Adverse Effect.

               9. With such exceptions as are not material, the Designated Subsidiary and each of its Subsidiaries has filed, has caused to be filed or has been included in all tax returns (federal, State, local and foreign) required to be filed and has paid all taxes shown thereon to be due, together with applicable interest and penalties.

               10. The Designated Subsidiary and each of its Subsidiaries has title to its properties sufficient for the conduct of business, and none of such property is subject to any Lien except for Liens permitted under Section 5.02(a) of the Credit Agreement.

               The Designated Subsidiary hereby agrees that service of process in any action or proceeding brought in any New York State court or in federal court may be made upon the Company at its offices at One Riverfront Plaza, Corning, New York 14831, Attention: Secretary (the "Process Agent") and the
                                                        --------------
Designated Subsidiary hereby irrevocably appoints the Process Agent to give any notice of any such service of process, and agrees that the failure of the Process Agent to give any notice of any such service shall not impair or affect the validity of such service or of any judgment rendered in any action or proceeding based thereon.

               The Company hereby accepts such appointment as Process Agent and agrees with you that (i) the Company will maintain an office in Corning, New York through the Termination Date and will give the Agent prompt notice of any change of address of the Company, (ii) the Company will perform its duties as Process Agent to receive on behalf of the Designated Subsidiary and its property service of copies of the summons and complaint and any other process which may be served in any action or proceeding in any New York State or federal court sitting in New York City arising out of or relating to the Credit Agreement and
(iii) the Company will forward forthwith to the Designated Subsidiary at its address at ___________________ or, if different, its then current address, copies of any summons, complaint and other process which the Company received in connection with its appointment as Process Agent.

                                 Very truly yours,

                                 CORNING INCORPORATED

                                 By _________________________
                                      Name:
                                     Title:

                                 [THE DESIGNATED SUBSIDIARY]

                                 By__________________________
                                      Name:
                                     Title:

                                                             EXHIBIT E - FORM OF
                                                              OPINION OF COUNSEL
                                                                 FOR THE COMPANY


                                 March 17, 2005


To each of the Lenders parties
  to the Credit Agreement dated
  as of March 17, 2005
  among Corning Incorporated,
  said Lenders and Citibank, N.A.,
  as Agent for said Lenders, and
  to Citibank, N.A., as Agent

Ladies and Gentlemen:

     I am Senior Vice President and General Counsel of Corning Incorporated, a New York corporation (the "Company"), and am familiar with the authorization, execution and delivery of the Credit Agreement, dated March 17, 2005 (the "Credit Agreement"), between the Company and the Lenders parties thereto and Citibank, N.A., as Agent, for said Lenders. This opinion is being furnished to you pursuant to Section 3.01(g) (iv) of the Credit Agreement. All capitalized and undefined terms used herein shall have the meanings assigned to them in the Credit Agreement.

     I have examined executed copies of the Credit Agreement, the documents furnished by the Company pursuant to Article III of the Credit Agreement, the Restated Certificate of Incorporation of the Company and all amendments thereto (the "Charter"), the Bylaws of the Company and all amendments thereto (the "Bylaws"), a certificate of the Secretary of State of New York, dated __________, 2005, attesting to the continued corporate existence and good standing of the Company in the State of New York, and such other documents as I, in my professional judgment, deemed necessary or appropriate as a basis for the opinions set forth below. I have also examined the originals or copies, certified or otherwise identified to my satisfaction, of such documents and records of the Company and such public documents and records as I have deemed necessary as a basis for the opinions hereinafter expressed.

     In rendering the opinions set forth below, I have assumed the authenticity of all documents submitted to me as originals, the genuineness of all signatures and the conformity to authentic originals of all documents submitted to me as copies. I have also assumed the legal capacity for all purposes relevant hereto of all natural persons and, with respect to all parties to agreements or instruments relevant thereto other than the Company, that such parties had the requisite power and authority (corporate or otherwise) to execute, deliver and perform such agreements or instruments, that such agreements or instruments have been duly authorized by all requisite action (corporate or otherwise), executed and delivered by such parties and that such agreements or instruments are the valid, binding and enforceable obligations of such parties.

     Based upon the foregoing and having regard for such legal considerations as I have deemed relevant, it is my opinion that:

1. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the State of New York.

2. The execution, delivery and performance by the Company of the Credit Agreement and the Notes, and the consummation of the transactions contemplated thereby, are within the Company's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene
     (i) the Charter or the By-laws or (ii) any law, rule or regulation applicable to the Company (including, without limitation, Regulation X of the Board of Governors of the Federal Reserve System) or (iii) any contractual or legal restriction contained in any document, known to me, including, without limitation, any indentures, loans or credit agreements, leases, guarantees, mortgages, security agreements, bonds, notes and other agreements or instruments, that affect or purport to affect the Company's right to borrow money or the Company's obligations under the Credit Agreement or the Notes.

3. No authorization, approval or other action by, and no notice to or filing with, any governmental authority or regulatory body or any other third party is required for the due execution, delivery and performance by the Company of the Credit Agreement and the Notes.

4. The Credit Agreement is, and after giving effect to the initial Borrowing, the Notes when delivered will be, valid and binding obligations of the Company enforceable against the Company in accordance with their respective terms.

5. To the best of my knowledge and other than as set forth in Schedule 3.01(b) of the Credit Agreement, there are no pending or overtly threatened actions or proceedings against the Company or any of its Subsidiaries before any court, governmental agency or arbitrator that purport to affect the validity, binding effect or enforceability of the Credit Agreement or any of the Notes or the consummation of the transactions contemplated thereby or that are likely to have a material adverse effect upon the financial condition or operations of the Company and its Subsidiaries taken as a whole.

     The opinions set forth above are subject to the following qualifications:

     (i) My opinion in paragraph 4 above is subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium, bank conservatorship or receivership or other similar laws of general application affecting creditors' rights.

     (ii) My opinion in paragraphs 4 above is subject to the effect of general principles of equity, including (without limitation) concepts of materiality, reasonableness, good faith and fair dealing and other similar equitable doctrines affecting the enforceability of agreements generally (regardless of whether considered in a proceeding in equity or at law).

     (iii) I express no opinion as to Section 2.14 of the Credit Agreement insofar as it provides that any Lender purchasing a participation from another Lender pursuant thereto may exercise set-off or similar rights with respect to such participation.

     This opinion is limited to the United States federal law and the laws of the state of New York and I express no opinion as to the effect of the law of any other jurisdiction wherein any Lender may be located or wherein enforcement of the Credit Agreement or the Notes may be sought that limits the rates of interest legally chargeable or collectible.

     The foregoing opinion is being furnished to you solely for your benefit and may not be relied upon by, nor may copies be delivered to, any other person without my prior written consent.


                                 Very truly yours,

                                                             EXHIBIT F - FORM OF
                                                              OPINION OF COUNSEL
                                                      TO A DESIGNATED SUBSIDIARY



                                     [Date]

To each of the Lenders parties
  to the Credit Agreement dated
  as of March __, 2005
  among Corning Incorporated,
  said Lenders and Citibank, N.A.,
  as Agent for said Lenders

                     [Name of the Designated Subsidiary]
                      ---------------------------------


Ladies and Gentlemen:

          This opinion is furnished to you pursuant to Section 3.02(g) of the Credit Agreement, dated as of March __, 2005 (the "Credit Agreement"), among
                                                     -----------------
Corning Incorporated (the "Company"),  the Lenders parties thereto and Citibank,
                           -------
N.A., as Agent for said Lenders. Terms defined in the Credit Agreement are used herein as therein defined.

               We  have  acted  as  counsel  to  ____________  (the  "Designated
                                                                      ----------
Subsidiary") in connection with the  preparation,  execution and delivery of the
----------
Designation Agreement (as defined in the Credit Agreement) executed by the Designated Subsidiary.

               In that connection, we have examined:

               (1)  The  Designation   Agreement   executed  by  the  Designated
          Subsidiary.

               (2) The Credit Agreement.

               (3) The documents furnished by the Designated Subsidiary pursuant to Article III of the Credit Agreement.

               (4)  The  [Articles]   [Certificate]   of  Incorporation  of  the
          Designated  Subsidiary  and all  amendments  thereto (the  "Charter").
                                                                      -------

               (5) The by-laws of the Designated Subsidiary and all amendments thereto (the "By-laws").
                        -------

               (6) A certificate of the Secretary of State of _______________, dated __________, 2005, attesting to the continued corporate existence and good standing of the Designated Subsidiary in that State.

In addition, we have examined the originals, or copies certified to our satisfaction, of such other corporate records of the Designated Subsidiary, certificates of public officials and of officers of the Designated Subsidiary, and agreements, instruments and other documents, as we have deemed necessary as a basis for the opinions expressed below. As to questions of fact material to such opinions, we have, when relevant facts were not independently established by us, relied upon certificates of the Designated Subsidiary or its officers or of public officials. We have assumed the due execution and delivery, pursuant to due authorization, of the Credit Agreement by the Initial Lenders and the Agent.

               Our opinions expressed below are limited to the law of the State of New York, [the General Corporation Law of the State of Delaware] and the Federal law of the United States.

               Based upon the foregoing and upon such investigation as we have deemed necessary, we are of the following opinion:

               1. The  Designated  Subsidiary is a corporation  duly  organized,
          validly   existing   and  in  good   standing   under   the   laws  of
          _______________.

               2. The execution, delivery and performance by the Designated Subsidiary of the Credit Agreement, its Designation Agreement and the Notes, and the consummation of the transactions contemplated thereby, are within the Designated Subsidiary's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene (i) the Charter or the By-laws or (ii) any law, rule or regulation applicable to the Designated Subsidiary (including, without limitation, Regulation X of the Board of Governors of the Federal Reserve System) or (iii) any contractual or legal restriction contained in any document, including, without limitation, the indentures, loan or credit agreements, leases, guarantees, mortgages, security agreements, bonds, notes and other agreements or instruments, and all of the orders, writs, judgments, awards, injunctions and decrees, that affect or purport to affect the Designated Subsidiary's right to borrow money or the Designated Subsidiary's obligations under the Credit Agreement, its Designation Agreement or the Notes. The Credit Agreement, the Designation Agreement and the Notes have been duly executed and delivered on behalf of the Designated Subsidiary.

               3. No authorization, approval or other action by, and no notice to or filing with, any governmental authority or regulatory body or any other third party is required for the due execution, delivery and performance by the Designated Subsidiary of the Credit Agreement, the Designation Agreement and the Notes.

               4. The Credit Agreement and the Designation Agreement are, and after giving effect to the initial Borrowing of the Designated Subsidiary, the Notes will be, legal, valid and binding obligations of the Designated Subsidiary enforceable against the Designated Subsidiary in accordance with their respective terms.

               5. To the best of our knowledge, there are no pending or overtly threatened actions or proceedings against the Designated Subsidiary or any of its Subsidiaries before any court, governmental agency or arbitrator that purport to affect the legality, validity, binding effect or enforceability of the Credit Agreement, the Designation Agreement or any of the Notes or the consummation of the transactions contemplated thereby or, that are likely to have a materially adverse effect upon the financial condition or operations of the Designated Subsidiary or any of its Subsidiaries.

               The opinions set forth above are subject to the following qualifications:

               (a) Our opinion in paragraph 4 above as to enforceability is subject to the effect of any applicable bankruptcy, insolvency
          (including,  without  limitation,  all  laws  relating  to  fraudulent transfers), reorganization, moratorium or similar law affecting creditors' rights generally.

               (b) Our opinion in paragraph 4 above as to enforceability is subject to the effect of general principles of equity, including, without limitation, concepts of materiality, reasonableness, good faith and fair dealing (regardless of whether considered in a proceeding in equity or at law).

               (c) We express no opinion as to (i) Section 2.14 of the Credit Agreement insofar as it provides that any Lender purchasing a participation from another Lender pursuant thereto may exercise set-off or similar rights with respect to such participation, and (ii) the effect of the law of any jurisdiction other than the State of New York wherein any Lender may be located or wherein enforcement of the Credit Agreement or the Notes may be sought that limits the rates of interest legally chargeable or collectible.

                                Very truly yours

                                                                  EXECUTION COPY



                                U.S. $975,000,000


                                CREDIT AGREEMENT

                           Dated as of March 17, 2005

                                      Among

                              CORNING INCORPORATED

                                   as Borrower
                                   -- --------
                                       and

                        THE INITIAL LENDERS NAMED HEREIN
                               as Initial Lenders
                               -- ------- -------

                                       and

                                 CITIBANK, N.A.
                             as Administrative Agent
                             -- -------------- -----

                                       and

                            JPMORGAN CHASE BANK, N.A.
                              as Syndication Agent
                              -- ----------- -----

                                       and

                              BANK OF AMERICA, N.A.
                       THE BANK OF TOKYO-MITSUBISHI, LTD.
                       WACHOVIA BANK, NATIONAL ASSOCIATION

                                       and

                                BARCLAYS BANK PLC
                          DEUTSCHE BANK SECURITIES INC.
                             as Documentation Agents
                             -- ------------- ------

                                       and

                          CITIGROUP GLOBAL MARKETS INC.
                                       and
                           J.P. MORGAN SECURITIES INC.
                  as Joint Lead Arrangers and Joint Bookrunners
                  -- ------------------------------------------

                                                                      Exhibit 12
CORNING INCORPORATED AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(In millions, except ratios)

                                                      For the three months ended
                                                            March 31, 2005
                                                      --------------------------

Income before income taxes                                    $       103
Adjustments:
    Distributed income of equity investees                            143
    Fixed charges net of capitalized interest                          43
                                                              -----------

Income before taxes and fixed charges, as adjusted            $       289
                                                              ===========

Fixed charges:
   Interest expense (a)                                       $        37
   Portion of rent expense which represents an
     appropriate interest factor (b)                                    6
   Capitalized interest                                                 4
                                                              -----------

Total fixed charges                                                    47
Capitalized interest                                                   (4)
                                                              -----------

Total fixed charges, net of capitalized interest              $        43
                                                              ===========

Ratio of earnings to fixed charges                                   6.1x
                                                              ===========

(a) Interest expense includes amortization expense for capitalized interest and debt costs.
(b) One-third of net rent expense is the portion deemed representative of the interest factor.

                                                                    Exhibit 31.1
                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I,  James  R.  Houghton,   Chairman  and  Chief  Executive  Officer  of  Corning
Incorporated, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Corning Incorporated (the registrant);

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

April 26, 2005


/s/                 James R. Houghton
     ------------------------------------------------
     James R. Houghton
     Chairman and Chief Executive Officer
     (Principal Executive Officer)

                                                                    Exhibit 31.2
                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, James B. Flaws, Vice Chairman and Chief Financial Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Corning Incorporated (the registrant);

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

April 26, 2005


/s/                  James B. Flaws
     ------------------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer
     (Principal Financial Officer)

                                                                      Exhibit 32



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Corning Incorporated (the Company) on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, James R. Houghton, Chairman and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  April 26, 2005


/s/  James R. Houghton
     --------------------------------------------
     James R. Houghton
     Chairman and Chief Executive Officer


/s/  James B. Flaws
     --------------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer