Form 10-Q
period 2005-06-30
CORNING INC /NY
filed 2005-07-29
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2005
                                   --------------------------------

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

1,472,062,428   shares  of  Corning's  Common  Stock,   $0.50  Par  Value,  were
outstanding as of July 15, 2005.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

                                                                          Page
                                                                          ----

    Consolidated Statements of Operations (Unaudited) for the three
       and six months ended June 30, 2005 and 2004                          3

    Consolidated Balance Sheets (Unaudited) at June 30, 2005 and
       December 31, 2004                                                    4

    Consolidated Statements of Cash Flows (Unaudited) for the six
       months ended June 30, 2005 and 2004                                  5

    Notes to Consolidated Financial Statements (Unaudited)                  6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       22

Item 3. Quantitative and Qualitative Disclosures About Market Risk         42

Item 4. Controls and Procedures                                            42


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                  43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        47

Item 4. Submission of Matters to a Vote of Security Holders                48

Item 6. Exhibits                                                           49

Signatures                                                                 50

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions, except per share amounts)


                                                                      Three months                    Six months
                                                                     ended June 30,                 ended June 30,
                                                                ------------------------       ------------------------
                                                                   2005           2004           2005            2004
                                                                ---------       --------       ---------      ---------
Net sales                                                       $   1,141       $    971       $   2,191      $   1,815
Cost of sales                                                         658            625           1,279          1,169
                                                                ---------       --------       ---------      ---------

Gross margin                                                          483            346             912            646

Operating expenses:
   Selling, general and administrative expenses                       191            166             375            326
   Research, development and engineering expenses                     104             85             202            169
   Amortization of purchased intangibles                                3              9               8             19
   Restructuring, impairment and other charges and
     (credits) (Note 2)                                                (1)           (34)             18
   Asbestos settlement (Note 3)                                       137             47             121             66
                                                                ---------       --------       ---------      ---------

Operating income                                                       49             73             188             66

Interest income                                                        13              4              23             10
Interest expense                                                      (28)           (37)            (65)           (73)
Loss on repurchases and retirement of debt, net (Note 4)              (12)            (9)            (12)           (32)
Other income, net                                                      20              5              11              1
                                                                ---------       --------       ---------      ---------

Income (loss) before income taxes                                      42             36             145            (28)
Provision for income taxes (Note 5)                                   (44)           (24)            (63)           (12)
                                                                ---------       --------       ---------      ---------

(Loss) income before minority interests and
  equity earnings                                                      (2)            12              82            (40)
Minority interests                                                     (5)           (11)             (6)           (11)
Equity in earnings of associated companies                            172            107             338            214
                                                                ---------       --------       ---------      ---------

Net income                                                      $     165       $    108       $     414      $     163
                                                                =========       ========       =========      =========

Basic earnings per common share (Note 6)                        $    0.11       $   0.08       $    0.29      $    0.12
                                                                =========       ========       =========      =========
Diluted earnings per common share (Note 6)                      $    0.11       $   0.07       $    0.28      $    0.11
                                                                =========       ========       =========      =========

Shares used in computing per share amounts for (Note 6):
  Basic earnings per common share                                   1,438          1,383           1,422          1,371
                                                                =========       ========       =========      =========
  Diluted earnings per common share                                 1,517          1,495           1,508          1,446
                                                                =========       ========       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
          (Unaudited; in millions, except share and per share amounts)

                                                                                           June 30,          December 31,
                                                                                             2005                2004
                                                                                          ---------          ------------
Assets

Current assets:
   Cash and cash equivalents                                                              $   1,301           $   1,009
   Short-term investments, at fair value                                                        814                 872
                                                                                          ---------           ---------
     Total cash, cash equivalents and short-term investments                                  2,115               1,881
   Trade accounts receivable, net of doubtful accounts and allowances - $27 and $30             645                 585
   Inventories (Note 7)                                                                         552                 535
   Deferred income taxes (Note 5)                                                                93                  94
   Other current assets                                                                         223                 188
                                                                                          ---------           ---------
       Total current assets                                                                   3,628               3,283

Investments (Note 8)                                                                          1,546               1,484
Property, net of accumulated depreciation - $3,515 and $3,532                                 4,220               3,941
Goodwill and other intangible assets, net (Note 9)                                              383                 398
Deferred income taxes (Note 5)                                                                  464                 472
Other assets                                                                                    156                 166
                                                                                          ---------           ---------

Total Assets                                                                              $  10,397           $   9,744
                                                                                          =========           =========

Liabilities and Shareholders' Equity

Current liabilities:
   Short-term borrowings, including current portion of long-term debt (Note 4)            $     288           $     478
   Accounts payable                                                                             609                 682
   Other accrued liabilities (Notes 3 and 10)                                                 1,214               1,178
                                                                                          ---------           ---------
       Total current liabilities                                                              2,111               2,338

Long-term debt (Note 4)                                                                       1,915               2,214
Postretirement benefits other than pensions                                                     593                 600
Other liabilities (Notes 3 and 10)                                                              887                 747
                                                                                          ---------           ---------
       Total liabilities                                                                      5,506               5,899
                                                                                          ---------           ---------

Commitments and contingencies (Note 3)
Minority interests                                                                               28                  29
Shareholders' equity:
   Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
     Series C mandatory convertible preferred stock - Shares issued: 5.75 million;
     Shares outstanding: 616 thousand and 637 thousand                                           62                  64
   Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion;
     Shares issued: 1,487 million and 1,424 million                                             743                 712
   Additional paid-in capital                                                                11,043              10,363
   Accumulated deficit                                                                       (6,895)             (7,309)
   Treasury stock, at cost; Shares held: 16 million                                            (158)               (162)
   Accumulated other comprehensive income (Note 12)                                              68                 148
                                                                                          ---------           ---------
       Total shareholders' equity                                                             4,863               3,816
                                                                                          ---------           ---------

Total Liabilities and Shareholders' Equity                                                $  10,397           $   9,744
                                                                                          =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

                                                                                             Six months ended
                                                                                                  June 30,
                                                                                         -------------------------
                                                                                            2005           2004
                                                                                         ---------       ---------
Cash Flows from Operating Activities:
   Net income                                                                            $    414        $   163
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                                                             246            240
     Amortization of purchased intangibles                                                      8             19
     Restructuring, impairment and other charges and (credits)                                 18
     Asbestos settlement                                                                      121             66
     Loss on repurchases and retirement of debt, net                                           12             32
     Undistributed earnings of associated companies                                          (126)           (92)
     Minority interests, net of dividends paid                                                  6             11
     Deferred taxes                                                                             7            (35)
     Restructuring payments                                                                   (16)           (56)
     Customer deposits, net                                                                   232
     Changes in certain working capital items:
        Trade accounts receivable                                                             (89)           (43)
        Inventories                                                                           (39)           (33)
        Other current assets                                                                  (40)             7
        Accounts payable and other current liabilities, net of restructuring payments        (129)            (6)
     Other, net                                                                                60             34
                                                                                         --------        -------
Net cash provided by operating activities                                                     685            307
                                                                                         --------        -------

Cash Flows from Investing Activities:
   Capital expenditures                                                                      (698)          (302)
   Net proceeds from sale or disposal of assets                                                17             35
   Short-term investments - acquisitions                                                     (703)        (1,102)
   Short-term investments - liquidations                                                      762            745
   Other, net                                                                                  10              5
                                                                                         --------        -------
Net cash used in investing activities                                                        (612)          (619)
                                                                                         --------        -------

Cash Flows from Financing Activities:
   Repayments of short-term borrowings and current portion of long-term debt                 (195)            (9)
   Proceeds from issuance of long-term debt, net                                              147            396
   Repayments of long-term debt                                                              (102)          (150)
   Proceeds from issuance of common stock, net                                                344             24
   Proceeds from exercise of stock options                                                     59             27
   Other, net                                                                                  (6)            (5)
                                                                                         --------        -------
Net cash provided by financing activities                                                     247            283
                                                                                         --------        -------
Effect of exchange rates on cash                                                              (28)            (5)
                                                                                         --------        -------
Net increase (decrease) in cash and cash equivalents                                          292            (34)
Cash and cash equivalents at beginning of period                                            1,009            688
                                                                                         --------        -------

Cash and cash equivalents at end of period                                               $  1,301        $   654
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

Derivative Instruments

In the second quarter of 2005, Corning began using derivative instruments (forwards) to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair values of undesignated hedges are recorded in current period earnings in the other income, net component, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities, in the consolidated statement of operations. At June 30, 2005, the notional amount of the undesignated derivatives was $283 million.

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

(In millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Three months                       Six months
                                                                            ended June 30,                    ended June 30,
                                                                       -------------------------        -------------------------
                                                                          2005            2004             2005            2004
------------------------------------------------------------------------------------------------------------------------------------
Net income - as reported                                               $    165       $     108         $    414       $     163
Add:  Stock-based employee compensation expense
  determined under APB 25, included in reported
  net income, net of tax                                                      9               1               16               3
Less:  Stock-based employee compensation expense
  determined under fair value based method, net of tax                      (22)            (28)             (42)            (57)
------------------------------------------------------------------------------------------------------------------------------------
Net income - pro forma                                                 $    152       $      81         $    388       $     109

Earnings per common share:
    Basic - as reported                                                $   0.11       $    0.08         $   0.29       $    0.12
    Basic - pro forma                                                  $   0.11       $    0.06         $   0.27       $    0.08

    Diluted - as reported                                              $   0.11       $    0.07         $   0.28       $    0.11
    Diluted - pro forma                                                $   0.10       $    0.05         $   0.26       $    0.08
------------------------------------------------------------------------------------------------------------------------------------

For purposes of SFAS 123 fair value disclosures, each option grant's fair value is estimated on the grant date using the Black-Scholes option-pricing model. The following are weighted-average assumptions used for grants under our stock plans:
--------------------------------------------------------------------------------
                                 Three months                 Six months
                                ended June 30,               ended June 30,
                            ----------------------      ------------------------
                               2005       2004             2005       2004
--------------------------------------------------------------------------------

Expected life in years            4          4                4          4
Risk free interest rate        3.8%       3.7%             3.7%       3.3%
Expected volatility             40%        50%              45%        50%
--------------------------------------------------------------------------------


Changes in the status of outstanding options follow:
--------------------------------------------------------------------------------
                                           Number of Shares    Weighted-Average
                                            (in thousands)      Exercise Price
--------------------------------------------------------------------------------

Options outstanding December 31, 2004          139,023           $   20.43
Options granted under plans                      7,476           $   12.62
Options exercised                               (9,460)          $    6.69
Options terminated                              (2,106)          $   35.81
                                             ---------

Options outstanding June 30, 2005              134,933           $   20.72
                                             =========
Options exercisable June 30, 2005              106,148           $   24.09
--------------------------------------------------------------------------------

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which replaces SFAS 123 and supercedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value. On April 14, 2005, the SEC issued a new rule that amends the required adoption dates of SFAS 123(R). Under SFAS 123(R), Corning must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. We will implement the provisions of SFAS 123(R) on January 1, 2006 following the "prospective adoption" transition method. This adoption method requires Corning to begin expensing share-based payments effective January 1, 2006. Prior periods will not be restated.

Corning grants restricted shares and stock options that are subject to specific vesting conditions (e.g., three-year cliff vesting). The awards specify that the employee will continue to vest in the award after retirement without providing any additional service. Corning accounts for this type of arrangement by recognizing compensation cost over the nominal vesting period (i.e., over the three-year vesting period) and, if the employee retires before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement (the "nominal vesting period approach").

SFAS 123(R) specifies that an award is vested when the employee's retention of the award is no longer contingent on providing subsequent service (the "non-substantive vesting period approach"). That would be the case for Corning awards that vest when employees retire and are granted to retirement eligible employees. Accordingly, related compensation cost must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.

We will continue to follow the nominal vesting period approach for (1) any new share-based awards granted prior to adopting SFAS 123(R) and (2) the remaining portion of unvested outstanding awards after adopting SFAS 123(R). Upon adoption of SFAS 123(R), we will apply the non-substantive vesting period approach to new grants that have retirement eligibility provisions. Had we applied the non-substantive vesting period approach versus the nominal vesting period approach, stock-based compensation cost would have been $7 million and $3 million higher for the six months ended June 30, 2005 and 2004, respectively, to stock options and restricted share awards.

In summary, we are currently evaluating the impact that SFAS 123(R) will have on our consolidated results of operations and financial condition. Our current estimate is that our incremental pretax and after-tax share-based compensation expense will be up to $90 million in 2006 and beyond. This amount includes approximately $20 million related to the impact of applying the non-substantive vesting period approach.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47), which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Corning is required to adopt FIN 47 no later than December 31, 2005. Corning does not expect the adoption of FIN 47 to have a material impact on its consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces APB Opinion No. 20, "Accounting Changes," (APB 20) and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Upon the adoption of SFAS 154 beginning January 1, 2006, Corning will apply the standard's guidance to changes in accounting methods as required. At this time, Corning does not expect the adoption of SFAS 154 will have a material impact on its consolidated results of operations and financial condition.

2.   Restructuring, Impairment and Other Charges and (Credits)

2005 Actions

Second Quarter
--------------
In the second quarter of 2005, we recorded net credits of $1 million included in restructuring, impairment and other charges and (credits). A summary of these credits and charges follows:

..    We recorded net credits of $7 million,  primarily for  adjustments to prior years' restructuring and impairment reserves.
..    We recorded an additional impairment charge of $6 million for an other than temporary decline in the fair value of our investment in Avanex Corporation (Avanex) below its adjusted cost basis. Our investment in Avanex is accounted for as an available-for-sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2005, shares of Avanex stock were trading at $0.90 per share compared to our adjusted cost basis of $1.30 per share (after recording for the first quarter of 2005 impairment charge discussed below). We intend to sell our shares of Avanex and, subject to restrictions and the trading volume in Avanex stock, we expect to complete this activity in early 2006. As we do not expect the market value of the Avanex shares to recover in this timeframe, the additional impairment in the second quarter was required.

First Quarter
-------------
In the first quarter of 2005, we recorded a $19 million impairment charge for an other than temporary decline in the fair value of our investment in Avanex.

The  following  table  illustrates  the  charges,  credits  and  balances of the restructuring  reserves  as of and for the six months  ended  June 30,  2005 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                              Six Months                                                   Remaining
                                                              ended June      Revisions         Net           Cash        reserve at
                                                January 1,     30, 2005      to existing     charges/       payments       June 30,
                                                   2005         charge          plans       (reversals)      in 2005         2005
------------------------------------------------------------------------------------------------------------------------------------
Restructuring:
   Employee related costs                        $   18                                                     $    (8)       $    10
   Other charges                                     77                       $   (13)       $  (13)             (8)            56
                                                 -----------------------------------------------------------------------------------
      Total restructuring charges                $   95                           (13)          (13)        $   (16)       $    66
                                                 -----------------------------------------------------------------------------------

Impairment of assets:
   Impairment of available-for-sale
     securities                                                $    25                           25
                                                               ------------------------------------
   Assets to be disposed of by sale or
     abandonment                                                                    6             6
                                                               ------------------------------------
      Total impairment charges                                      25              6            31
                                                               ------------------------------------

Total restructuring, impairment and
  other charges and (credits)                                  $    25        $    (7)       $   18
------------------------------------------------------------------------------------------------------------------------------------

Cash payments for employee related costs will be substantially complete by the end of 2005, while payments for other charges will be substantially complete by the end of 2008.

2004 Actions

Second Quarter
--------------
In the second quarter of 2004, we recorded credits of $34 million included in restructuring, impairment and other charges and (credits). A summary of these credits follows:

..    We  recorded a $25  million  gain  related to proceeds in excess of assumed salvage values for assets of Corning Asahi Video Products Company (CAV) that were previously impaired but later sold to a third party in China. CAV was our 51% owned affiliate that manufactured glass panels and funnels for use in conventional televisions and which was shut down in 2003.
..    We recorded a $9 million  credit  related to  adjustments  to prior  years'
     restructuring reserves.

First Quarter
-------------
In the first quarter of 2004, we recorded net charges of $34 million included in restructuring, impairment and other charges and (credits). A summary of these charges and credits follow:

..    We recorded $39 million of accelerated  depreciation and $1 million of exit costs relating to the final shutdown of our semiconductor materials manufacturing facility in Charleston, South Carolina.
..    We recorded credits of $6 million,  primarily related to proceeds in excess of assumed salvage values for assets that were previously impaired.

The  following  table  illustrates  the  charges,  credits  and  balances of the restructuring  reserves  as of and for the six months  ended  June 30,  2004 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                             Six months                                                   Remaining
                                                             ended June        Revisions        Net          Cash        reserve at
                                              January 1,      30, 2004        to existing    charges/      payments       June 30,
                                                 2004          charge            plans      (reversals)     in 2004         2004
------------------------------------------------------------------------------------------------------------------------------------
Restructuring:
   Employee related costs                      $     78                      $      (2)      $     (2)      $    (41)    $      35
   Other charges                                    108       $       1             (5)            (4)           (15)           89
                                               -------------------------------------------------------------------------------------
     Total restructuring charges               $    186               1             (7)            (6)      $    (56)    $     124
                                               -------------------------------------------------------------------------------------

Impairment of assets:
   Assets to be disposed of by sale
     or abandonment                                                                (33)           (33)

Other:  Accelerated depreciation                                     39                            39
                                                              ------------------------------------------

Total restructuring, impairment and
  other charges and (credits)                                 $      40      $     (40)
------------------------------------------------------------------------------------------------------------------------------------

3.   Commitments and Contingencies

Asbestos Settlement

On March 28, 2003, we announced that we had reached agreement with the representatives of current and future asbestos claimants on a settlement arrangement that was thereafter incorporated into the Pittsburgh Corning Corporation (PCC) plan of reorganization (the PCC Plan). This settlement remains subject to a number of contingencies, including approval by the Bankruptcy Court. If the PCC Plan is approved and becomes effective, our settlement will require the contribution of our equity interest in PCC, our one-half equity interest in Pittsburgh Corning Europe N.V. (PCE), and 25 million shares of our common stock. The common stock will be marked-to-market each quarter until the PCC Plan is approved, thus resulting in adjustments to income and the settlement liability as appropriate. Corning will also be making cash payments of $148 million (net present value as of June 30, 2005) in six installments beginning one year after the plan is effective. In addition, we will assign insurance policy proceeds from our primary insurance and a portion of our excess insurance as part of the settlement. Two of Corning's primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the PCC Plan were held in the Bankruptcy Court in May 2004. The parties filed post-hearing briefs and made oral arguments to the Bankruptcy Court in November 2004. The Bankruptcy Court allowed an additional round of briefing to address current case law developments and heard additional oral arguments on March 16, 2005. In mid-April 2005, the proponents of the PCC Plan requested that the court rule on the pending objections. If the Bankruptcy Court does not approve the PCC Plan in its current form, changes to the Plan are probable as it is likely that the Court will allow the proponents time to propose amendments. The outcome of these proceedings is uncertain, and confirmation of the current Plan or any amended Plan is subject to a number of contingencies. However, apart from the quarterly mark-to-market adjustment in the value of the 25 million shares of Corning stock, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

The following summarizes the charges we have recorded to mark-to-market the value of our common stock (in millions):
--------------------------------------------------------------------------------
                                   Three months            Six months
                                  ended June 30,          ended June 30,
                                 ----------------       ----------------
                                  2005       2004        2005       2004
--------------------------------------------------------------------------------

Asbestos settlement charge       $ 137      $  47       $ 121       $ 66
--------------------------------------------------------------------------------

Since March 28, 2003, we have recorded total net charges of $567 million to reflect the initial settlement and subsequent mark-to-market adjustment for the change in the value of our common stock.

The carrying value of our investment in PCE and the fair value of 25 million shares of our common stock (totaling $437 million at June 30, 2005) is recorded in the other accrued liabilities component in our consolidated balance sheets. As the timing of this obligation's settlement will depend on future judicial rulings (i.e., controlled by a third party and not Corning), this portion of the PCC liability is considered a "due on demand" obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability, representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

Other Commitments and Contingencies

We provide financial guarantees and incur contingent liabilities in the form of stand-by letters of credit and performance bonds. These guarantees have various terms, and none of these guarantees are individually significant. We have also agreed to provide a credit facility to Dow Corning Corporation (Dow Corning) as discussed in Note 8 to the consolidated financial statements in our 2004 Form 10-K. The funding of the Dow Corning $150 million credit facility is subject to events connected to the Bankruptcy Plan. As of June 30, 2005, we were contingently liable for the items described above totaling $361 million, compared with $368 million at December 31, 2004. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

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

4.   Debt

Second Quarter
--------------
In the second quarter of 2005, we completed the following debt transactions:
..    We issued $100 million of 6.05% senior  unsecured notes for net proceeds of approximately $99 million. The notes mature on June 15, 2015. We may call the debentures at any time on or after June 15, 2010.
..    We redeemed for cash the $100 million principal amount of our 7% debentures due March 15, 2007, which at the time had a book value of $88 million. We recognized a loss of $12 million upon the early redemption of these debentures.
..    We redeemed the remaining $191 million of our outstanding 3.50% convertible debentures. The bondholders elected to convert substantially all of their debentures into Corning common stock at a conversion ratio of 103.3592 shares per $1,000 debenture. We issued 20 million shares upon the conversion of the debentures, resulting in an increase to equity of $191 million.

In addition, in the second quarter of 2005, we completed a common stock offering of 20 million shares for net proceeds of approximately $323 million. The net proceeds from this stock offering are intended to be used primarily to reduce debt by repurchasing for cash the remaining zero coupon convertible debentures due on November 8, 2015. We may call the debentures at any time on or after November 8, 2005. At June 30, 2005, the debentures had a carrying value of $275 million.

Both the $100 million of 6.05% debentures and the 20 million shares of common stock were issued under our existing $5 billion universal shelf registration statement. At June 30, 2005, our remaining capacity under the shelf registration is approximately $2.1 billion.

First Quarter
-------------
In the first quarter of 2005, we completed the following debt transactions:
..    We obtained a loan of approximately $48 million,  bearing interest at 2.1%, from a Japanese bank. This loan is part of a 10-year loan agreement entered into in 2004 to fund certain capital expansion activities in Japan.
..    We redeemed $100 million of our outstanding 3.50%  convertible  debentures.
     The bondholders affected by this redemption elected to convert $98 million of their debentures into Corning common stock at a conversion ratio of
     103.3592 shares per $1,000 debenture, with the remaining $2 million repaid in cash. Separately, bondholders elected to convert approximately $6 million of outstanding debentures into Corning common stock. In total, we issued 11 million shares upon the conversion of the debentures, resulting in an increase to equity of $105 million.
..    We repaid a total of $192 million of notes in accordance  with their stated
     repayment schedule. This was primarily comprised of our 5.625% Euro notes.

In addition, in the first quarter of 2005, we completed negotiations with a group of banks on a new revolving credit facility. The new facility provides us access to a $975 million unsecured multi-currency revolving line of credit and expires in March 2010. The facility includes two financial covenants, including a leverage test (debt to capital ratio) and an interest coverage ratio (calculated on the most recent four quarters). Concurrent with the closing of this credit facility, we terminated our previous $2 billion revolving line of credit that was set to expire in August 2005. As of June 30, 2005, we were in compliance with these covenants.

The following table  summarizes the activities  related to our debt  retirements
(both current and long-term) for the six months ended June 30, 2005 and 2004 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Book Value of            Cash          Shares
                                                              Debentures Retired          Paid          Issued           Loss
------------------------------------------------------------------------------------------------------------------------------------
2005 activity:
   Convertible debentures, 3.5%, due 2008                         $    297             $      2            31
   Other (primarily Euro notes, 5.625%, due 2005)                      195                  195
   Debentures, 7%, due 2007                                             88                  100                       $   (12)
------------------------------------------------------------------------------------------------------------------------------------
Total 2005 activity                                               $    580             $    297            31         $   (12)
------------------------------------------------------------------------------------------------------------------------------------

2004 activity:
   Convertible debentures, 3.5%, due 2008                         $    311             $     33            32         $   (32)
   Zero coupon convertible debentures, 2%, due 2015                    119                  117
   Other loans payable                                                   9                    9
------------------------------------------------------------------------------------------------------------------------------------
Total 2004 activity                                               $    439             $    159            32         $   (32)
------------------------------------------------------------------------------------------------------------------------------------

5.   Income Taxes

Our provision for income taxes and the related tax rates follow (in millions):
--------------------------------------------------------------------------------
                                     Three months              Six months
                                    ended June 30,           ended June 30,
                                  -------------------       -----------------
                                     2005       2004         2005       2004
--------------------------------------------------------------------------------

Provision for income taxes        $    (44)   $   (24)     $   (63)   $   (12)
Effective tax rate                 (104.8)%    (66.7)%      (43.4)%    (42.9)%
--------------------------------------------------------------------------------

For the three and six months ended June 30, 2005, the tax provision reflected the impact of maintaining a valuation allowance on the majority of our net deferred tax assets. As a result, U.S. (federal, state and local) and certain foreign income taxes attributable to pretax income or losses were not provided. The most significant item for which a U.S. tax benefit was not provided was the asbestos settlement charge. For the U.S. and certain foreign operations, the income tax provision or benefit attributable to pretax income or losses was recorded as an adjustment to the valuation allowance. The income tax provision for the three and six months ended June 30, 2005 included income taxes for certain foreign operations that were favorably impacted by tax holiday benefits and investment tax credits.

At June 30, 2005, we had net deferred tax assets of $529 million, which are primarily U.S. net deferred tax assets. We continue to believe it is more likely than not that we could realize these U.S. net deferred tax assets through a tax-planning strategy involving the sale of a non-strategic appreciated asset.

We expect to maintain a valuation allowance on future tax benefits until an appropriate level of profitability, primarily in the U.S. and Germany, is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that a larger portion of our deferred tax assets would be realizable. Until then, our tax provision will include only the net tax expense attributable to certain foreign operations and the expense or benefit from current U.S. and certain foreign operations will be recorded as an adjustment to the valuation allowance.

The effective tax rate for the three and six months ended June 30, 2004 is higher than the U.S. statutory income tax rate of 35%. Our effective tax rate was impacted by restructuring, impairment and other charges and (credits), asbestos settlement charges and losses on repurchases and retirement of debt.

6.   Earnings Per Common Share

The  reconciliation  of the amounts  used in the basic and diluted  earnings per common share computations follow (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Three months ended June 30,
                                                     -------------------------------------------------------------------------------
                                                                     2005                                     2004
                                                     -------------------------------------     -------------------------------------
                                                       Net         Weighted-     Per Share       Net        Weighted-      Per Share
                                                     Income     Average Shares     Amount      Income    Average Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                      $   165       1,438          $  0.11      $  108         1,383          $  0.08

Effect of dilutive securities:
   Stock compensation awards                                          38                                         34
   7% mandatory convertible preferred stock                           32                                         35
   3.50% convertible debentures                            1           9                            2            43
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share                    $   166       1,517          $  0.11      $  110         1,495          $  0.07
------------------------------------------------------------------------------------------------------------------------------------

                                                                                Six months ended June 30,
                                                     -------------------------------------------------------------------------------
                                                                     2005                                     2004
                                                     -------------------------------------     -------------------------------------
                                                       Net         Weighted-     Per Share       Net        Weighted-      Per Share
                                                     Income     Average Shares     Amount      Income    Average Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                      $   414       1,422          $  0.29      $  163         1,371          $  0.12

Effect of dilutive securities:
   Stock compensation awards                                          35                                         36
   7% mandatory convertible preferred stock                           32                                         39
   3.50% convertible debentures                            3          19
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share                    $   417       1,508          $  0.28      $  163         1,446          $  0.11
------------------------------------------------------------------------------------------------------------------------------------

The following potential common shares were excluded from the calculation of diluted earnings per common share due to their anti-dilutive effect or, in the case of stock options, because their exercise price was greater than the average market price for the periods presented (in millions):
--------------------------------------------------------------------------------
                                                  Three months     Six months
                                                 ended June 30,   ended June 30,
                                                 --------------   --------------
                                                   2005   2004      2005   2004
--------------------------------------------------------------------------------

Potential common shares excluded from the
  calculation of diluted earnings per
  common share:
     3.5% convertible debentures                                            50
     4.875% convertible notes                        6      6         6      6
     Zero coupon convertible debentures              3      3         3      3
                                                 -------------------------------
     Total                                           9      9         9     59
                                                 ===============================
Stock options excluded from the calculation
  of diluted earnings per common share              50     58        57     57
--------------------------------------------------------------------------------

7.   Inventories

Inventories comprise the following (in millions):
--------------------------------------------------------------------------------
                                       June 30, 2005       December 31, 2004
--------------------------------------------------------------------------------
Finished goods                            $   161               $   136
Work in process                               157                   172
Raw materials and accessories                 130                   139
Supplies and packing materials                104                    88
--------------------------------------------------------------------------------
Total inventories                         $   552               $   535
--------------------------------------------------------------------------------

8.   Investments

Investments comprise the following (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Ownership            June 30,          December 31,
                                                                       Interest               2005                2004
                                                                      -----------           --------          ------------

Associated companies at equity
     Samsung Corning Precision Glass Co., Ltd.                            50%               $   647             $   572
     Dow Corning                                                          50%                   406                 324
     All other                                                        25%-51% (a)               478                 527
                                                                                            -------             -------
                                                                                              1,531               1,423
Other investments (b)                                                                            15                  61
                                                                                            -------             -------
Total                                                                                       $ 1,546             $ 1,484
------------------------------------------------------------------------------------------------------------------------------------

(a) Amounts reflect Corning's direct ownership interests in the respective associated companies. Corning does not control any such entities.
(b) Amounts reflect $12 million and $53 million at June 30, 2005 and December 31, 2004, respectively, of available-for-sale securities stated at market. During 2005, Corning recorded impairment charges totaling $25 million for other than temporary declines in the fair value of shares of Avanex below their cost basis. This is in addition to the reversal of previously unrecognized gains on Avanex shares of $14 million included in accumulated other comprehensive income at December 31, 2004 on the consolidated balance sheet. Refer to Note 2 (Restructuring, Impairment and Other Charges and (Credits)) for additional information.

Summarized results of operations for our two significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)
---------------------------------------------------------------------
Samsung Corning Precision is a South Korea-based  manufacturer of liquid crystal display glass for flat panel displays.  Samsung Corning  Precision's  results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Three months                      Six months
                                                                              ended June 30,                   ended June 30,
                                                                         ------------------------         -------------------------
                                                                           2005            2004             2005            2004
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                           $     383      $     264         $     700      $     499
     Gross profit                                                        $     278      $     205         $     515      $     384
     Net income                                                          $     183      $     145         $     348      $     271
     Corning's equity in earnings of Samsung Corning Precision           $      85      $      71         $     165      $     136
     Dividends received from Samsung Corning Precision                                                    $     108      $      57

Related Party Transactions:
     Corning sales of inventory to Samsung Corning Precision                                                             $       6
     Corning purchases from Samsung Corning Precision                    $       3      $      15         $      12      $      37
     Corning transfers of machinery & equipment to Samsung
       Corning Precision at cost (a)                                     $      26      $       9         $      46      $      32
------------------------------------------------------------------------------------------------------------------------------------

(a) Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment is transferred to Samsung Corning Precision at our cost basis, resulting in no revenue or gain being recognized on the transaction.

Balances due to and from Samsung Corning Precision were immaterial at June 30, 2005 and December 31, 2004.

Dow Corning
-----------
Dow Corning is a U.S. based  manufacturer  of silicone  products.  Dow Corning's results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Three months                      Six months
                                                                              ended June 30,                   ended June 30,
                                                                         ------------------------         -------------------------
                                                                           2005            2004             2005            2004
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                           $   1,007      $     852         $   1,990      $   1,666
     Gross profit                                                        $     357      $     278         $     703      $     508
     Net income                                                          $     154      $      36         $     290      $      88
     Corning's equity in earnings of Dow Corning (a)                     $      77      $      17         $     145      $      41
     Dividends received from Dow Corning                                 $      15                        $      15
------------------------------------------------------------------------------------------------------------------------------------

(a)  Corning's equity in earnings of Dow Corning includes the following:
     . During the second quarter of 2005, Dow Corning recorded a gain on the issuance of subsidiary stock. Our equity earnings included $11 million related to this gain.
     . During the second quarter of 2004, Dow Corning recorded charges related to restructuring actions and adjustments to interest liabilities recorded on its emergence from bankruptcy. Our equity earnings included $21 million related to these charges.

9.   Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30,
2005 follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                    Telecom-              Display
                                                   munications          Technologies           Other (1)             Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2005                         $     123              $     9              $     150           $    282
Foreign currency translation & other                      (5)                                                            (5)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2005                           $     118              $     9              $     150           $    277
------------------------------------------------------------------------------------------------------------------------------------

(1) This balance relates to our Specialty Materials operating segment.

Other intangible assets follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                           June 30, 2005                             December 31, 2004
                                                 -------------------------------------------------------------------------------
                                                            Accumulated                                Accumulated
                                                  Gross     Amortization      Net             Gross    Amortization      Net
------------------------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Patents and trademarks                      $  144       $    83      $    61           $  148       $   79       $    69
     Non-competition agreements                                                                 118          116             2
     Other                                            4             1            3                4            1             3
                                                 -----------------------------------         -----------------------------------
         Total amortized intangible assets          148            84           64              270          196            74
                                                 -----------------------------------         -----------------------------------

Unamortized intangible assets:
     Intangible pension assets                       42                         42               42                         42
                                                 -----------------------------------         -----------------------------------
Total                                            $  190       $    84      $   106           $  312       $  196       $   116
------------------------------------------------------------------------------------------------------------------------------------

Amortized intangible assets are primarily related to the Telecommunications segment.

Estimated amortization expense related to these intangible assets is $13 million in 2006, $12 million in 2007, $11 million in 2008, and insignificant thereafter.

10.  Customer Deposits

In 2005 and 2004, Corning and several customers entered into long-term purchase and supply agreements in which the Display Technologies segment will supply large-size glass substrates to the customers over periods of up to six years. As part of the agreements, these customers have agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. During the current year, we received a total of $323 million of deposits against orders, of which $234 million was received in the first half of 2005. Upon receipt of the cash deposits made by customers, we record a customer deposit liability, which will be applied in the form of credits against future product purchases over the life of the agreements. As product is shipped to a customer, Corning will recognize revenue at the selling price and issue credit memoranda for an agreed amount of the customer deposit liability. The credit memoranda will be applied against customer receivables resulting from the sale of product, thus reducing operating cash flows in later periods as credits are applied for cash deposits received in earlier periods.

Customer deposits will be received in the following periods (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Six
                                                                 months ended         Remainder       Estimated 2006
                                                   2004          June 30, 2005         of 2005          and Beyond           Total
------------------------------------------------------------------------------------------------------------------------------------

Customer deposits received                        $ 204           $   234              $   248            $  295           $  981
------------------------------------------------------------------------------------------------------------------------------------

The majority of customer deposits will be received through 2006. For the three and six months ended June 30, 2005, we issued $2 million in credit memoranda, not reflected in the above amounts, which were applied against customer receivables.

We had total customer deposit liabilities of $431 million and $215 million at June 30, 2005 and December 31, 2004, respectively, of which $114 million and $18 million were recorded in the current liabilities - other accrued liabilities component of our consolidated balance sheets.

In the event customers do not make all customer deposit installment payments or elect not to purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, we may retain certain amounts of the customer deposits. If we do not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, we may be required to return certain amounts of customer deposits.

11.  Employee Retirement Plans

Defined Benefit Plans

The following table  summarizes the components of net periodic  benefit cost for our defined  benefit pension and  postretirement  health care and life insurance plans (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Pension benefits                              Postretirement benefits
------------------------------------------------------------------------------------------------------------------------------------
                                             Three months           Six months               Three months           Six months
                                            ended June 30,        ended June 30,            ended June 30,        ended June 30,
                                         --------------------  --------------------      --------------------  --------------------
                                          2005          2004    2005          2004         2005         2004     2005         2004
------------------------------------------------------------------------------------------------------------------------------------

Service cost                             $   14       $    9    $   30      $   20       $    3      $    2    $     5       $   4
Interest cost                                40           28        85          66            9          11         21          24
Expected return on plan assets              (50)         (32)     (102)        (75)
Amortization of net loss                      7            5        18          11            2           2          3           5
Amortization of prior service cost            4            2         4           4                       (1)        (2)         (3)
                                         -------------------------------------------------------------------------------------------
Total expense                            $   15       $   12    $   35      $   26       $   14      $   14    $    27       $  30
------------------------------------------------------------------------------------------------------------------------------------

In the second half of 2005, we will contribute up to 10 million shares of Corning common stock to our domestic pension plan. We do not anticipate any significant contributions to our international pension plans.

Corning and certain of its domestic subsidiaries also offer postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age. Prior to January 1, 2003, our principal retiree medical plans required retiree contributions each year equal to the excess of medical cost increases over general inflation rates. In response to rising health care costs, in 2002, Corning placed a "cap" on the amount it would contribute toward the cost of its retiree medical plans for salaried and union-free hourly employees. The Medicare Part D subsidy gives Corning the opportunity to restructure the cap so that it takes effect at a later date. The restructured cap is a way for Corning to share the Medicare Part D subsidy with retirees and beneficiaries. The existing cap trigger is 150% of Corning's 2001 retiree medical costs. Effective July 1, 2005, we amended these plans and restructured the cap to be 120% of Corning's expected 2005 retiree medical costs. This amendment to the plans will increase 2005 periodic expense by $6 million.

12.  Comprehensive Income

Components of  comprehensive  income,  on an after-tax  basis where  applicable, follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                          Six months
                                                                       ended June 30,                       ended June 30,
                                                                  -----------------------               ------------------------
                                                                     2005           2004                  2005           2004
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                        $    165        $   108               $   414        $    163
Other comprehensive income:
   Change in unrealized gain (loss) on investments, net                                                     (33)              2
   Reclassification adjustment relating to investments
     included in net income, net                                                                             19
   Change in unrealized gain on derivative
     instruments, net                                                   12              9                    38               3
   Reclassification adjustment relating to derivatives, net             (2)            (2)                  (15)              5
   Foreign currency translation adjustment, net (a)                    (80)           (17)                  (92)            (15)
   Change in minimum pension liability                                   1              5                     3               2
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                        $     96        $   103               $   334        $    160
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
(in millions)                                Technologies    munications     Technologies    Sciences     and Other         Total
------------------------------------------------------------------------------------------------------------------------------------

Three months ended June 30, 2005
Net sales                                      $   415        $    415        $    146        $    75      $     90      $  1,141
Research, development and engineering
  expenses (1)                                 $    27        $     22        $     29        $    12      $     14      $    104
Restructuring, impairment and other charges
  and (credits)                                               $      8                                     $     (9)     $     (1)
Interest expense (2)                           $    12        $      8        $      4        $     1      $      3      $     28
(Provision) benefit for income taxes           $   (47)       $      1        $      2        $     2      $     (2)     $    (44)
Income (loss) before minority interests and
  equity earnings (3)                          $   156        $    (13)       $     (4)       $    (4)     $   (137)     $     (2)
Minority interests (4)                                                                                           (5)           (5)
Equity in earnings of associated companies          87                                                           85           172
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   243        $    (13)       $     (4)       $    (4)     $    (57)     $    165
------------------------------------------------------------------------------------------------------------------------------------

Three months ended June 30, 2004
Net sales                                      $   277        $    392        $    141        $    79      $     82      $    971
Research, development and engineering
  expenses (1)                                 $    19        $     23        $     21        $     9      $     13      $     85
Restructuring, impairment and other charges
  and (credits)                                               $     (1)                                    $    (33)     $    (34)
Interest expense (2)                           $    11        $     16        $      5        $     2      $      3      $     37
(Provision) benefit for income taxes           $   (32)       $     11        $     (2)       $    (2)     $      1      $    (24)
Income (loss) before minority interests and
  equity earnings (3)                          $    64        $    (21)       $      4        $     5      $    (40)     $     12
Minority interests (4)                                                                                          (11)          (11)
Equity in earnings of associated companies          71                                                           36           107
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   135        $    (21)       $      4        $     5      $    (15)     $    108
------------------------------------------------------------------------------------------------------------------------------------

Six months ended June 30, 2005
Net sales                                      $   735        $    842        $    294        $   149      $    171      $  2,191
Research, development and engineering
  expenses (1)                                 $    52        $     44        $     55        $    23      $     28      $    202
Restructuring, impairment and other charges
  and (credits)                                               $      8                                     $     10      $     18
Interest expense (2)                           $    28        $     19        $     10        $     2      $      6      $     65
(Provision) benefit for income taxes           $   (64)       $     (1)       $      2        $     2      $     (2)     $    (63)
Income (loss) before minority interests and
  equity earnings (3)                          $   236        $     (4)       $     (6)       $    (6)     $   (138)     $     82
Minority interests (4)                                                                                           (6)           (6)
Equity in earnings of associated companies         168                                                          170           338
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   404        $     (4)       $     (6)       $    (6)     $     26      $    414
------------------------------------------------------------------------------------------------------------------------------------

Six months ended June 30, 2004
Net sales                                      $   507        $    704        $    282        $   158      $    164      $  1,815
Research, development and engineering
  expenses (1)                                 $    35        $     48        $     41        $    18      $     27      $    169
Restructuring, impairment and other charges
  and (credits)                                               $     (5)                                    $      5
Interest expense (2)                           $    22        $     32        $     10        $     3      $      6      $     73
(Provision) benefit for income taxes           $   (58)       $     34        $     (5)       $    (5)     $     22      $    (12)
Income (loss) before minority interests and
  equity earnings (3)                          $   117        $    (68)       $     10        $    10      $   (109)     $    (40)
Minority interests (4)                                               1                                          (12)          (11)
Equity in earnings of associated companies         136               3                                           75           214
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   253        $    (64)       $     10        $    10      $    (46)     $    163
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-direct research, development and engineering expenses are allocated based upon direct project spending for each segment.
(2) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(3) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(4) For the three and six months ended June 30, 2005, minority interests include gains of $4 million for adjustments to prior years' restructuring and impairment reserves associated with CAV. For the three and six months ended June 30, 2004, minority interests include gains of $13 and $14, respectively, from the sale of CAV assets in excess of assumed salvage value.

A  reconciliation  of reportable  segment net income to consolidated  net income follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Three months                        Six months
                                                                  ended June 30,                     ended June 30,
                                                            ------------------------           ------------------------
                                                              2005            2004               2005            2004
------------------------------------------------------------------------------------------------------------------------------------
Net income of reportable segments                           $     222      $     123           $     388      $     209
Non-reportable operating segments net income (1)                   13             19                  23              1
Unallocated amounts:
    Non-segment loss and other (2)                                 (1)            (4)                 (3)            (7)
    Non-segment restructuring, impairment and
       other (charges) and credits (3)                             (6)             4                 (25)             4
    Asbestos settlement                                          (137)           (47)               (121)           (66)
    Interest income                                                13              4                  23             10
    Loss on repurchases of debt                                   (12)            (9)                (12)           (32)
    Benefit for income taxes (4)                                   (4)             1                  (4)             3
    Equity in earnings of associated companies (5)                 77             17                 145             41
                                                            ---------      ---------           ---------      ---------
Net income                                                  $     165      $     108           $     414      $     163
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-reportable operating segments net income includes the results of non-reportable operating segments.
(2) Non-segment loss and other includes the results of non-segment operations and other corporate activities.
(3) For the three and six months ended June 30, 2005, non-segment restructuring, impairment and other (charges) and credits includes impairment charges for the other than temporary decline in the market value of Avanex shares. Refer to Note 2 (Restructuring, Impairment and Other Charges and (Credits))
(4) Benefit for income taxes includes taxes associated with non-segment restructuring, impairment and other (charges) and credits.
(5) Equity in earnings of associated companies includes amounts derived from Dow Corning.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Our key priorities for 2005 remain unchanged from the previous year: protect our financial health, improve our profitability, and invest in the future. During the second quarter of 2005, we made the following progress against these priorities:

Financial Health
Our balance sheet remains strong, and we continue to generate positive cash flows from operating activities. Significant activities during the second quarter of 2005 follow:

..    We entered into an additional  multi-year  customer supply agreement in the
     Display Technologies segment. During the second quarter of 2005, we received $214 million in deposits against orders under all such contracts.
..    We reduced  long-term  debt by calling  $191 million of  convertible  debt, which then converted into Corning common stock. Additionally, we refinanced $100 million of debt to reduce interest expense and extend the duration of our debt portfolio.
..    We completed a common stock  offering of 20 million shares for net proceeds of approximately $323 million. The net proceeds from this stock offering are intended to be used primarily to reduce debt by redeeming for cash the remaining zero coupon convertible debentures due on November 8, 2015.
..    The  debt  and  common  stock  transactions  listed  above  resulted  in an improvement to our debt to capital ratio, which declined to 31%.
..    We ended  the  second  quarter  of 2005  with $2.1  billion  in cash,  cash equivalents and short-term investments. This represents an increase of approximately $200 million from December 31, 2004, primarily due to the proceeds from the common stock offering and cash provided by operating activities more than offsetting the net debt repayments and capital spending.

We have a financial objective to reduce our outstanding debt below $2 billion by the end of 2005. Upon the anticipated fourth quarter 2005 repurchase of our zero coupon convertible debentures, we expect to meet this objective. Additionally, in April 2005 our public debt ratings were raised to BBB- by both Fitch Ratings and Standard & Poor's.

Profitability
For the three months ended June 30, 2005, we generated net income of $165 million or $0.11 per share. This represents an improvement of $57 million over the same period in 2004. This improvement in net income was primarily driven by the following:

..    Growth in our Display Technologies  segment,  which continued to experience strong market demand for liquid crystal display (LCD) glass substrates. For the second quarter of 2005, net income for the Display Technologies segment, including equity earnings from Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision), a South Korea-based manufacturer of LCD glass substrates, increased $108 million, or 80%.
..    Strong equity earnings from Dow Corning  Corporation (Dow Corning),  a U.S.
     based manufacturer of silicone products, which increased $60 million over the amount recognized in the second quarter of 2004. The second quarter of 2005 equity earnings from Dow Corning included a one-time gain of $11 million compared to a one-time loss of $21 million in the second quarter of 2004.
..    The above  items were  partially  offset by the second  quarter  pretax and after-tax charge of $137 million to mark-to-market the shares of common stock that will be contributed to the Pittsburgh Corning Corporation (PCC) asbestos settlement agreement if the PCC Plan of Reorganization receives judicial approval.

For the six months ended June 30, 2005, we generated net income of $414 million or $0.28 per share. This represents an improvement of $251 million over the same period in 2004. This improvement in net income was largely the result of the same factors identified for the three month period.

Investing in our Future
We continue to invest in a wide array of technologies, with our focus being LCD glass substrates, diesel filters and substrates in response to tightening emissions control standards, and optical fiber and cable and hardware and equipment to enable fiber-to-the-premises.

Our research, development and engineering expenses have increased in both the three and six month periods ended June 30, 2005 compared to their respective 2004 periods, but have remained relatively constant as a percentage of net sales. We believe our current spending levels are adequate to enable us to execute our growth strategies.

Our capital expenditures are primarily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. Total capital expenditures for the three and six month periods ended June 30, 2005 were $375 million and $698 million, respectively. Of these amounts, $308 million and $591 million, respectively, were directed toward our Display Technologies segment, and $40 million and $74 million, respectively, were directed toward our Environmental Technologies segment.

RESULTS OF OPERATIONS

Selected highlights for the second quarter follow (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                         Three months                                  Six months
                                                        ended June 30,                               ended June 30,
                                                   ------------------------      % Change         --------------------     % Change
                                                     2005            2004        05 vs. 04         2005          2004      05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                          $  1,141       $    971          18%           $  2,191     $  1,815        21%

Gross margin                                       $    483       $    346          40%           $    912     $    646        41%
     (gross margin %)                                   42%            36%                             42%          36%

Selling, general and administrative
  expenses                                         $    191       $    166          15%           $    375     $    326        15%
     (as a % of net sales)                              17%            17%                             17%          18%

Research, development and engineering
  expenses                                         $    104       $     85          22%           $    202     $    169        20%
     (as a % of net sales)                               9%             9%                              9%           9%

Restructuring, impairment and other
  charges and (credits)                            $    (1)       $   (34)        (97)%           $     18
     (as a % of net sales)                                            (4)%                              1%

Asbestos Settlement                                $    137       $     47         191%           $    121     $     66        83%
     (as a % of net sales)                              12%             5%                              6%           4%

Income (loss) before income taxes                  $     42       $     36          17%           $    145     $    (28)      618%
     (as a % of net sales)                               4%             4%                              7%         (2)%

Provision for income taxes                         $    (44)      $    (24)         83%           $    (63)    $    (12)      425%
     (as a % of net sales)                             (4)%           (2)%                            (3)%         (1)%

Equity in earnings of associated companies         $    172       $    107          61%           $    338     $    214        58%
     (as a % of net sales)                              15%            11%                             15%          12%

Net income                                         $    165       $    108          53%           $    414     $    163       154%
     (as a % of net sales)                              14%            11%                             19%           9%
------------------------------------------------------------------------------------------------------------------------------------

Net Sales
For the three and six months ended June 30, 2005, the net sales increase compared to the respective 2004 periods was the result of continued strong demand for LCD glass substrates in our Display Technologies segment and demand for products in our Telecommunications segment to support fiber-to-the-premises projects. The performance in all other segments of the company was comparable to the respective prior year periods. Movements in foreign exchange rates, primarily the Japanese yen and Euro, did not significantly impact the comparison of net sales between 2005 and 2004.

Gross Margin
As a percentage of net sales, gross margin improved 6 percentage points for the three and six months ended June 30, 2005, compared to the respective prior year periods. The improvement in overall dollars and as a percentage of net sales was primarily driven by increased volume in our Display Technologies and Telecommunications segments.

Selling, General and Administrative Expenses
For the three and six months ended June 30, 2005, the increase in selling, general and administrative expenses compared to the respective 2004 periods is primarily driven by increases in compensation costs. As a percentage of net sales, selling, general and administrative expenses have remained comparable to the respective prior year periods.

Research, Development and Engineering Expenses
Research, development and engineering expenses have increased in both the three and six month periods ended June 30, 2005 compared to their respective 2004 periods, but have remained constant as a percentage of net sales. Our expenditures are focused on our Environmental Technologies, Display Technologies and Telecommunications segments as we strive to capitalize on the current market opportunities in those segments.

Restructuring, Impairment and Other Charges and (Credits)
For the three and six months ended June 30, 2005, the charges recorded were primarily for impairment charges for an other than temporary decline in the fair value of our investment in Avanex Corporation (Avanex) below its cost basis. Our investment in Avanex is accounted for as an available-for-sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We intend to sell our shares of Avanex and, subject to restrictions and the trading volume in Avanex stock, we expect to complete this activity in early 2006. As we do not expect the market value of the Avanex shares to recover in this timeframe, the impairments in the first and second quarters of 2005 were required.

The credit for the three months ended June 30, 2004 was primarily due to a gain related to proceeds in excess of assumed salvage values for assets of Corning Asahi Video Products Company (CAV) that were previously impaired but later sold to a third party in China. The net charge for the three months ended June 30, 2004 included the second quarter credit associated with the sale of CAV assets offset by the first quarter of 2004 charge associated with the final shutdown of our semiconductor manufacturing facility in Charleston, South Carolina.

Refer to Note 2 (Restructuring, Impairment and Other Charges and (Credits)) to the consolidated financial statements for additional information.

Asbestos Settlement
For the three and six months ended June 30, 2005 and 2004 the asbestos settlement activity relates to the quarterly mark-to-market of our common stock that will be contributed to the PCC asbestos settlement agreement if the PCC Plan of Reorganization receives judicial approval. For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II - Other Information, Item 1. Legal Proceedings.

Income (Loss) Before Income Taxes
In addition to the key drivers outlined above, the following had a material effect on the results of our income (loss) before income taxes:
--------------------------------------------------------------------------------
                                                   Three months    Six months
                                                  ended June 30,  ended June 30,
                                                  --------------  --------------
                                                   2005    2004    2005   2004
--------------------------------------------------------------------------------

Loss on repurchases and retirement of debt, net   $ (12)   $ (9)   $ (12) $ (32)
--------------------------------------------------------------------------------

Also, the comparability of income (loss) before income taxes for the three and six months ended June 30, 2005 and 2004 was impacted by movements in foreign exchange rates. In the second quarter of 2005, we incurred an exchange rate gain of $12 million compared to a loss of $1 million in the second quarter of 2004. For the six months ended June 30, 2005, we incurred a net exchange rate loss of $14 million compared to less than $1 million for the prior year period. In the first quarter of 2005, we incurred an exchange rate loss of $26 million. This exchange rate loss was due to the impact of currency movements on unhedged balance sheet exposures, most notably at our Taiwan subsidiary which changed its functional currency from the new Taiwan dollar (its local currency) to the Japanese yen in the first quarter of 2005. Refer to Note 1 (Basis of Presentation) to the consolidated financial statements for additional information.

Provision for Income Taxes
Our provision for income taxes and the related effective tax rates follow (in millions):
--------------------------------------------------------------------------------
                                     Three months                Six months
                                    ended June 30,             ended June 30,
                                 --------------------      ---------------------
                                    2005        2004          2005        2004
--------------------------------------------------------------------------------

Provision for income taxes       $   (44)    $  (24)       $  (63)    $   (12)
Effective tax rate                (104.8)%    (66.7)%       (43.4)%     (42.9)%
--------------------------------------------------------------------------------

For the three and six months ended June 30, 2005, the tax provision reflected the impact of maintaining a valuation allowance on the majority of our net deferred tax assets. As a result, U.S. (federal, state and local) and certain foreign income taxes attributable to pretax income or losses were not provided. The most significant item for which a U.S. tax benefit was not provided was the asbestos settlement charge. Such items increased our effective tax rate from 23% to 105% and from 21% to 43% for the three and six months ended June 30, 2005, respectively. For the U.S. and certain foreign operations, the income tax provision or benefit attributable to pretax income or losses was recorded as an adjustment to the valuation allowance. The income tax provision for the three and six months ended June 30, 2005 included income taxes for certain foreign operations that were favorably impacted by tax holiday benefits and investment tax credits.

At June 30, 2005, we had net deferred tax assets of $529 million, which are primarily U.S. net deferred tax assets. We continue to believe it is more likely than not that we could realize these U.S. net deferred tax assets through a tax-planning strategy involving the sale of a non-strategic appreciated asset.

We expect to maintain a valuation allowance on future tax benefits until an appropriate level of profitability, primarily in the U.S. and Germany, is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that a larger portion of our deferred tax assets would be realizable. Until then, our tax provision will include only the net tax expense attributable to certain foreign operations and the expense or benefit from current U.S. and certain foreign operations will be recorded as an adjustment to the valuation allowance.

The effective tax rate for the three and six months ended June 30, 2004 is higher than the U.S. statutory income tax rate of 35%. Our effective tax rate was impacted by restructuring, impairment and other charges and (credits), asbestos settlement charges and loss on repurchases and retirement of debt.

Equity in Earnings of Associated Companies
The following provides a summary of equity in earnings of associated companies (in millions):
--------------------------------------------------------------------------------
                                  Three months             Six months
                                 ended June 30,           ended June 30,
                               -----------------        -----------------
                                2005        2004        2005         2004
--------------------------------------------------------------------------------
Samsung Corning Precision      $  85       $  71        $ 165       $ 136
Dow Corning                       77          17          145          41
All other                         10          19           28          37
                               -----       -----        -----       -----
Total equity earnings          $ 172       $ 107        $ 338       $ 214
--------------------------------------------------------------------------------

The improvement in equity earnings recognized from Samsung Corning Precision for both the three and six months ended June 30, 2005 compared to their respective 2004 periods is explained in the discussion of the performance of our Display Technologies segment.

The improvement in equity earnings recognized from Dow Corning for the three and six months ended June 30, 2005 compared to their respective 2004 periods is largely attributable to the following:
..    Strong sales volumes and improved pricing for Dow Corning in 2005.
..    During  the  second  quarter of 2005,  Dow  Corning  recorded a gain on the issuance of subsidiary stock. Our equity earnings included $11 million related to this gain.
..    During the second quarter of 2004, Dow Corning  recorded charges related to restructuring actions and adjustments to interest liabilities recorded on its emergence from bankruptcy. Our equity earnings included $21 million related to these charges.

Refer to Note 8 (Investments) to the consolidated financial statements for additional information relating to Samsung Corning Precision and Dow Corning's operating results.

As the conventional television market will be negatively impacted by strong growth in the LCD glass market, it is reasonably possible that Samsung Corning Co., Ltd. (our 50% equity method investment that makes glass panels and funnels for conventional televisions) may incur additional restructuring or impairment charges or net operating losses in the future.

Net Income
As a result of the above, our net income and per share data follow (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Three months                          Six months
                                                                         ended June 30,                       ended June 30,
                                                                  ------------------------              -------------------------
                                                                     2005           2004                  2005           2004
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                        $      165      $    108              $      414     $      163
Basic earnings per common share                                   $     0.11      $   0.08              $     0.29     $     0.12
Diluted earnings per common share                                 $     0.11      $   0.07              $     0.28     $     0.11
Shares used in computing per share amounts for:
     Basic earnings per common share                                   1,438         1,383                   1,422          1,371
     Diluted earnings per common share                                 1,517         1,495                   1,508          1,446
------------------------------------------------------------------------------------------------------------------------------------

OPERATING SEGMENTS

Our reportable operating segments follow:

..    Display Technologies - manufactures LCD glass for flat panel displays;
..    Telecommunications - manufactures optical fiber and cable, and hardware and equipment components for the telecommunications industry;
..    Environmental  Technologies - manufactures  ceramic  substrates and filters for automobile and diesel applications; and
..    Life Sciences - manufactures  glass and plastic  consumables for scientific applications.

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

Display Technologies
The  following  table  provides  net  sales  and  other  data  for  the  Display
Technologies segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Three months                                 Six months
                                                    ended June 30,                               ended June 30,
                                               -----------------------      % Change          -------------------      % Change
                                                 2005           2004        05 vs. 04          2005         2004       05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                      $   415        $    277         50%            $   735     $    507         45%
Income before equity earnings                  $   156        $     64        144%            $   236     $    117        102%
Equity earnings of associated companies        $    87        $     71         23%            $   168     $    136         24%
Net income                                     $   243        $    135         80%            $   404     $    253         60%
------------------------------------------------------------------------------------------------------------------------------------

The net sales increase for the second quarter of 2005 is largely reflective of the overall LCD market growth. During the second quarter of 2005, glass substrate volumes (measured in square feet of glass sold) increased approximately 47%. Weighted average selling prices increased modestly compared to 2004. Included in this weighted average were selling price declines that were more than offset by increases in the market demand for large-size glass substrates (generation 5 and above), which carry a higher selling price per square foot. For the second quarter of 2005, large-size glass substrates accounted for 67% of total sales volumes, compared to 46% for the second quarter of 2004. The sales of the Display Technologies segment are denominated in Japanese yen and, as such, our revenues are susceptible to movements in the U.S. dollar - Japanese yen exchange rate. Sales growth benefited by approximately 3% from a weakening of the U.S. dollar compared to 2004.

For the six months ended June 30, 2005, the net sales increase is largely driven by the same factors as those identified for the second quarter of 2005. For the comparable six month periods, glass substrate volumes increased approximately 42%, while weighted average selling prices increased modestly. Sales of large-size glass substrates accounted for 63% of year to date 2005 sales volumes compared to 41% for the same period in 2004. Movements in the U.S. dollar -
Japanese yen exchange rate benefited sales by approximately 3% for the comparable six month periods.

For the three and six months ended June 30, 2005, the increase in income before equity earnings was primarily the result of higher volumes and ongoing improvements in manufacturing efficiencies. For the three and six months ended June 30, 2005, income before equity earnings includes approximately $10 million of exchange gains and $5 million of exchange losses, respectively, related to foreign currency denominated transactions. The impact of these losses on the comparability of results was largely offset by a lower effective tax rate in 2005 than in 2004.

The increases in our equity earnings from Samsung Corning Precision for the periods presented were largely driven by the same market factors identified for our wholly-owned business. During the second quarter of 2005, Samsung Corning Precision recorded a number of non-recurring charges and earnings were negatively impacted by approximately 8% from movements in exchange rates. As a result, the year over year increase in equity earnings was less than the sales volume growth of 55% would have indicated. Equity earnings from Samsung Corning Precision denominated in Korean won are susceptible to movements in the exchange rate between the Korean won and the U.S. dollar.

The Display Technologies segment has and will continue to have a concentrated customer base comprised of LCD panel makers primarily located in Japan and Taiwan. The most significant customers in these markets are AU Optronics Corp., Chi Mei Optoelectronics Corp., Hannstar Display Corp., Quanta Display Inc., Sharp Corporation, and Toppan CFI (Taiwan) Co., Ltd. These customers accounted for 71% and 74% of the Display Technologies segment sales for the three and six months ended June 30, 2005, respectively. In addition, Samsung Corning Precision's sales also continue to be concentrated. For the three and six months ended June 30, 2005, sales to LCD panel makers located in Korea (Samsung Electronics Co., Ltd., LG Philips LCD Co., and BOE Hydis Technology Co., Ltd.) accounted for 89% and 87% of total Samsung Corning Precision sales, respectively.

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

Outlook:
--------
We expect to see a continuation of the overall industry growth and the trend toward large-size substrates. We anticipate adding capacity to meet volume growth in the LCD market, which is anticipated to be more than 50% in 2005. This market growth is expected to occur at varying rates in the principal LCD markets of Japan, Taiwan, China and Korea. Sales of our wholly-owned business are primarily to panel manufacturers in Japan, Taiwan, and China with customers in Korea being serviced by Samsung Corning Precision. The actual growth rates in these markets will impact our sales and earnings performance. For the third quarter of 2005, we expect volumes for our wholly-owned business and Samsung Corning Precision may grow between 10% and 20%, both individually and in the aggregate, compared to the second quarter of 2005. Pricing in the third quarter is expected to be flat to down slightly. We also expect continued strong manufacturing performance. However, in the third quarter of 2005 we will begin production at our new Taichung, Taiwan manufacturing facility. The ramp of production and our ability to efficiently start up operations may impact profitability in the second half of 2005. There can be no assurance that the end-market rates of growth will continue at the high rates experienced in recent quarters, that we will be able to pace our capacity expansions to actual demand, or that the rate of cost declines will offset price declines in any given period. While the industry has grown rapidly, consumer preferences for panels of differing sizes, or price or other factors, may lead to pauses in market growth, and it is possible that glass manufacturing capacity may exceed demand from time to time. In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the profitability of this segment.

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Three months                                   Six months
                                                    ended June 30,                                ended June 30,
                                               ------------------------      % Change         ----------------------     % Change
                                                 2005           2004         05 vs. 04         2005          2004         05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------

Net sales:
   Optical fiber and cable                     $   213        $    192          11%           $   425      $    341         25%
   Hardware and equipment                          202             200           1%               417           363         15%
                                               -------        --------                        -------      --------
       Total net sales                         $   415        $    392           6%           $   842      $    704         20%
                                               =======        ========                        =======      ========

Net loss                                       $   (13)       $    (21)       (38)%           $    (4)     $    (64)      (94)%
------------------------------------------------------------------------------------------------------------------------------------

For the second quarter of 2005, fiber volumes increased 15% while prices declined 5% compared to the second quarter of 2004. The 2005 increase in fiber volumes was largely driven by sales in North America and Europe, offset by lower volumes in China. The stronger North America volumes were primarily due to increased sales to Verizon Communications Inc. (Verizon) to support their fiber-to-the-premises project. Sales to Verizon also accounted for the majority of the increase in hardware and equipment product sales. The lower volume in China was due to continued weakness in the market as the result of over capacity and pricing pressure. Based on these ongoing market conditions, we have been unable to regain the market share we lost prior to the successful resolution of the 2004 anti-dumping preliminary determination. The comparison of sales of the Telecommunications segment between the second quarter of 2005 and 2004 was negatively affected by the 2004 sale of our frequency controls business. During the second quarter of 2004, the frequency controls business recorded sales of $24 million. Excluding the impact of this divestiture, net sales for the Telecommunications segment increased 13% for the second quarter of 2005 compared to the year ago period. Movements in foreign exchange rates, primarily the Euro and Japanese yen, did not have a significant impact on sales for the second quarter of 2005 compared to the second quarter of 2004.

For the six months ended June 30, 2005, the net sales increase is largely driven by the same factors as those identified for the second quarter of 2005. Excluding the cumulative impact of the divestiture of our frequency controls business, net sales for the Telecommunications segment increased 28% for the six months ended June 30, 2005 compared to the prior year period. For the comparable six month periods, fiber volumes increased 31% and prices declined 6%. Movements in exchange rates did not significantly impact sales for the comparable six month periods.

For the three and six months ended June 30, 2005, the net loss recognized in the Telecommunications segment represented significant reductions from the losses incurred in the comparable 2004 periods. The reduced losses were primarily driven by operational efficiencies from increases in sales volumes. Movements in exchange rates did not significantly impact net loss for the comparable periods.

The Telecommunications segment continues to have a concentrated customer base. For the three and six months ended June 30, 2005, 10 customers accounted for 51% and 53% of total segment net sales, respectively. For the same periods, Verizon accounted for 14% and 17% of total segment net sales, respectively.

Outlook:
--------
For the third quarter of 2005, we expect net sales to be comparable to those of the second quarter. We expect fiber volumes to be flat to down 5% compared to those of the second quarter and pricing declines of less than 5%. Segment net sales continue to be impacted by Verizon's fiber-to-the-premises project. Third quarter sales volumes of fiber-to-the-premises products should be approximately flat with the second quarter. Fiber-to-the-premises sales to Verizon in the third and fourth quarters are dependent on Verizon's planned targets for homes passed and connected in 2006. Changes in the expected Verizon deployment plan, or additional reductions in their inventory levels of fiber-to-the-premises products, could also affect the sales level. For China, we do not anticipate any significant recovery of volumes during the third quarter.

Environmental Technologies
The  following  table  provides  net sales and other data for the  Environmental
Technologies segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Three months                                  Six months
                                                    ended June 30,                                ended June 30,
                                               -----------------------      % Change          ---------------------    % Change
                                                 2005           2004        05 vs. 04          2005         2004       05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------

Net sales:
   Automotive                                  $   125        $    121           3%           $   252      $    246          2%
   Diesel                                           21              20           5%                42            36         17%
                                               -------        --------                        -------      --------
       Total net sales                         $   146        $    141           4%           $   294      $    282          4%
                                               =======        ========                        =======      ========

Net (loss) income                              $    (4)       $      4       (200)%           $    (6)     $     10      (160)%
------------------------------------------------------------------------------------------------------------------------------------

The increase in net sales for the second quarter of 2005 is primarily the result of demand for our ceramic filters and substrates for automotive and diesel emission control applications. For automotive products, overall volumes were down modestly from 2004, however, sales continue to benefit from a higher mix of our thin-wall and ultra thin-wall substrates, which allow engine manufacturers to meet increasingly tighter emissions control requirements in a more cost effective manner. Strong sales driven by non-U.S. auto manufacturers compensated for weaker demand from U.S. auto manufacturers due to slowdowns in their production. Our diesel products sales growth was driven by demand from retrofit markets, particularly in Asia. During the second quarter of 2005, we received additional letters of intent from diesel engine manufacturers to supply filters for their 2007 model year platforms. We are actively negotiating with several diesel engine manufacturers to develop these letters of intent into supply agreements. Negotiations are likely to continue through the next several quarters. A portion of this segment's sales are susceptible to movements in the U.S. dollar-Euro exchange rate. Movements in exchange rates did not have a significant impact on sales for the second quarter of 2005 compared to the second quarter of 2004.

For the six months ended June 30, 2005, the net sales increase is largely driven by the same factors as those identified for the second quarter of 2005.

For the three and six months ended June 30, 2005, the decline in net income compared to the respective 2004 periods is primarily the result of increased development costs and plant start-up costs to support our emerging diesel products. These costs offset the anticipated gross margin benefits of increased volumes and the higher mix of premium automotive products. Movements in exchange rates did not significantly impact net income for the comparable periods.

Outlook:
--------
For the third quarter of 2005, we expect net sales to be comparable to those of the second quarter. For automotive products, we expect to see stable demand based on anticipated worldwide auto production. We do not anticipate any adverse impact to sales from the recent production slowdowns by U.S. auto manufacturers as continued slowdowns should be offset by increases in the production levels of non-U.S. auto manufacturers. Additionally, we expect a continuation of the shift to premium products, although at slightly slower rates than 2004. Diesel product sales are expected to grow slightly in the third quarter as demand from the retrofit market is anticipated to remain stable. The retrofit market is volatile, and any unanticipated declines in demand could adversely impact sales.

Life Sciences
The  following  table  provides  net sales and net  (loss)  income  for the Life
Sciences segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Three months                                  Six months
                                                    ended June 30,                               ended June 30,
                                               -----------------------      % Change         ----------------------      % Change
                                                 2005           2004        05 vs. 04          2005         2004         05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                      $    75        $     79          (5)%         $    149      $    158          (6)%
Net (loss) income                              $    (4)       $      5        (180)%         $     (6)     $     10        (160)%
------------------------------------------------------------------------------------------------------------------------------------

The decrease in net sales for the second quarter of 2005 is primarily due to volume decreases as a result of the change in our distribution channel previously disclosed in our 2004 Annual Report on Form 10-K. Movements in foreign exchange rates, primarily the Euro, did not have a significant impact on the comparability of sales.

For the six months ended June 30, 2005, the net sales decrease is largely driven by the same factors as those identified for the second quarter of 2005.

For the three and six months ended June 30, 2005, the 2005 net loss compared to income in the respective 2004 periods is largely attributable to the gross margin impact from the lower sales volumes. Additionally, the Life Sciences segment incurred higher operating expenses for both the three and six month periods ended June 30, 2005 compared to their respective 2004 periods to implement the change in distribution channels and to support new product development efforts.

Outlook:
--------
For the third quarter of 2005, we expect net sales to be comparable to those of the second quarter. We remain encouraged by the results of our efforts to alter our distribution channel in response to one of our 2004 primary distributors changing its business strategy. However, it is unlikely that we will be successful in migrating all of our 2004 sales made through this distributor to our existing primary distributor and other channels, as end user preferences for distribution models, price or other factors may adversely impact sales in the second half of 2005. For the full year, we expect sales may be negatively impacted by approximately 10% as a result of this change in our distribution channel.

LIQUIDITY AND CAPITAL RESOURCES

Customer Deposits
Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates. The deposits will be applied in the form of credits against future product purchases, thus reducing operating cash flows in later periods as credits are applied for cash deposits received in earlier periods. During the current year, we received a total of $323 million of deposits against orders, of which $234 million was received in the first half of 2005.

Customer deposits will be received in the following periods (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Six
                                                                 months ended         Remainder       Estimated 2006
                                                   2004          June 30, 2005         of 2005          and Beyond          Total
------------------------------------------------------------------------------------------------------------------------------------

Customer deposits received                        $ 204             $ 234                $ 248             $ 295            $ 981
------------------------------------------------------------------------------------------------------------------------------------

The majority of customer deposits will be received through 2006. For the three and six months ended June 30, 2005, we issued $2 million in credit memoranda, not reflected in the above amounts, which were applied against customer receivables.

Financing Structure
Second Quarter
--------------
In the second quarter of 2005, we completed the following debt and common stock transactions:
..    We issued $100 million of 6.05% senior  unsecured notes for net proceeds of approximately $99 million. The notes mature on June 15, 2015. We may call the debentures at any time on or after June 15, 2010.
..    We redeemed for cash the $100 million principal amount of our 7% debentures due March 15, 2007, which at the time had a book value of $88 million. We recognized a loss of $12 million upon the early redemption of these debentures.
..    We redeemed the remaining $191 million of our outstanding 3.50% convertible debentures. The bondholders elected to convert substantially all of their debentures into Corning common stock at a conversion ratio of 103.3592 shares per $1,000 debenture. We issued 20 million shares upon the conversion of the debentures, resulting in an increase to equity of $191 million.
..    We completed a common stock  offering of 20 million shares for net proceeds of approximately $323 million. The net proceeds from this stock offering are intended to be used primarily to reduce debt by repurchasing for cash the remaining zero coupon convertible debentures due on November 8, 2015. We may call the debentures at any time on or after November 8, 2005. At June 30, 2005, the debentures had a carrying value of $275 million.

Both the $100 million of 6.05% debentures and the 20 million shares of common stock were issued under our existing $5 billion universal shelf registration statement. At June 30, 2005, our remaining capacity under the shelf registration is approximately $2.1 billion.

In the second half of 2005, we will contribute up to 10 million shares of Corning common stock to our domestic pension plan.

First Quarter
-------------
In the first quarter of 2005, we completed the following debt transactions:
..    We obtained a loan of approximately $48 million,  bearing interest at 2.1%, from a Japanese bank. This loan is part of a 10-year loan agreement entered into in 2004 to fund certain capital expansion activities in Japan.
..    We redeemed $100 million of our outstanding 3.50%  convertible  debentures.
     The bondholders affected by this redemption elected to convert $98 million of their debentures into Corning common stock at a conversion ratio of
     103.3592 shares per $1,000 debenture, with the remaining $2 million repaid in cash. Separately, bondholders elected to convert approximately $6 million of outstanding debentures into Corning common stock. In total, we issued 11 million shares upon the conversion of the debentures, resulting in an increase to equity of $105 million.
..    We repaid a total of $192 million of notes in accordance  with their stated
     repayment schedule. This was primarily comprised of our 5.625% Euro notes.

In addition, in the first quarter of 2005 we completed negotiations with a group of banks on a new revolving credit facility. The new facility provides us access to a $975 million unsecured multi-currency revolving line of credit and expires in March 2010. The facility includes two financial covenants, a leverage test (debt to capital ratio not greater than 50%) and an interest coverage ratio of no less than 3.5 times (calculated on the most recent four quarters). Concurrent with the closing of this credit facility, we terminated our previous $2 billion revolving line of credit that was set to expire in August 2005. As of and for the period ended June 30, 2005, our interest coverage ratio was 10.3 times, and our debt to capital ratio was 31%.

Capital Spending
Capital spending totaled $698 million and $302 million during the six months ended June 30, 2005 and 2004. Our 2005 forecasted consolidated capital spending has increased to about $1.5 billion. Of this amount, approximately $1.2 billion will be directed toward expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and approximately $150 million will be directed toward our Environmental Technologies segment.

Key Balance Sheet Data
Balance sheet and working capital measures are provided in the following table (dollars in millions):
--------------------------------------------------------------------------------
                                      As of June 30,        As of December 31,
                                      --------------        ------------------
                                           2005                    2004
--------------------------------------------------------------------------------

Working capital                          $  1,517                $    945
Working capital, excluding cash
  and short-term investments             $  (598)                $  (936)
Current ratio                               1.7:1                   1.4:1
Trade accounts receivable,
  net of allowances                      $    645                $    585
Days sales outstanding                         51                      52
Inventories                              $    552                $    535
Inventory turns                               4.8                     4.9
Days payable outstanding                       86                      67
Long-term debt                           $  1,915                $  2,214
Total debt to total capital                   31%                     41%
--------------------------------------------------------------------------------

Credit Rating
Our credit ratings were updated from those disclosed in our 2004 Annual Report on Form 10-K as follows:
--------------------------------------------------------------------------------
RATING AGENCY                          Rating                  Outlook
Last Update                        Long-Term Debt            Last Update
--------------------------------------------------------------------------------

Fitch                                   BBB-                   Stable
    April 27, 2005                                         April 27, 2005

Standard & Poor's                       BBB-                   Stable
    April 27, 2005                                         April 27, 2005

Moody's (a)                              Ba2                  Positive
    July 29, 2002                                         January 14, 2005
--------------------------------------------------------------------------------

(a) On July 11, 2005, Moody's Investor Service placed Corning's debt rating under review for a possible upgrade.

Management Assessment of Liquidity
Our major source of funding for 2005 and beyond will be our existing balance of cash, cash equivalents and short-term investments. Beyond our first quarter and second quarter 2005 debt and equity offerings, from time to time, we may also issue debt or equity securities for general corporate purposes. We believe we have sufficient liquidity for the next several years to fund operations, the asbestos settlement, research and development, capital expenditures and scheduled debt repayments.

Contractual Obligations
Other than the early debt repayments described in Note 4 (Debt) to the consolidated financial statements, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2004 Annual Report on Form 10-K under the caption "Contractual Obligations."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management's most difficult, subjective or complex judgments are described in our 2004 Annual Report on Form 10-K and remain unchanged through the second quarter of 2005.

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which replaces SFAS 123 and supercedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value. On April 14, 2005, the SEC issued a new rule that amends the required adoption dates of SFAS 123(R). Under SFAS 123(R), Corning must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. We will implement the provisions of SFAS 123(R) on January 1, 2006 following the "prospective adoption" transition method. This adoption method requires Corning to begin expensing share-based payments effective January 1, 2006. Prior periods will not be restated.

Corning grants restricted shares and stock options that are subject to specific vesting conditions (e.g., three-year cliff vesting). The awards specify that the employee will continue to vest in the award after retirement without providing any additional service. Corning accounts for this type of arrangement by recognizing compensation cost over the nominal vesting period (i.e., over the three-year vesting period) and, if the employee retires before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement (the "nominal vesting period approach").

SFAS 123(R) specifies that an award is vested when the employee's retention of the award is no longer contingent on providing subsequent service (the "non-substantive vesting period approach"). That would be the case for Corning awards that vest when employees retire and are granted to retirement eligible employees. Accordingly, related compensation cost must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.

We will continue to follow the nominal vesting period approach for (1) any new share-based awards granted prior to adopting SFAS 123(R) and (2) the remaining portion of unvested outstanding awards after adopting SFAS 123(R). Upon adoption of SFAS 123(R), we will apply the non-substantive vesting period approach to new grants that have retirement eligibility provisions. Had we applied the non-substantive vesting period approach versus the nominal vesting period approach, stock-based compensation cost would have been $7 million and $3 million higher for the six months ended June 30, 2005 and 2004, respectively, to stock options and restricted share awards.

In summary, we are currently evaluating the impact that SFAS 123(R) will have on our consolidated results of operations and financial condition. Our current estimate is that our incremental pretax and after-tax share-based compensation expense will be up to $90 million in 2006 and beyond. This amount includes approximately $20 million related to the impact of applying the non-substantive vesting period approach.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47), which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Corning is required to adopt FIN 47 no later than December 31, 2005. Corning does not expect the adoption of FIN 47 to have a material impact on its consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces APB Opinion No. 20, "Accounting Changes," (APB 20) and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Upon the adoption of SFAS 154 beginning January 1, 2006, Corning will apply the standard's guidance to changes in accounting methods as required. At this time, Corning does not expect the adoption of SFAS 154 will have a material impact on its consolidated results of operations and financial condition.

ENVIRONMENT

We have been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. We have accrued $13 million for the estimated liability for environmental cleanup and related litigation at June 30, 2005. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

FORWARD-LOOKING STATEMENTS

Many statements in this Quarterly Report on Form 10-Q are forward-looking statements. These typically contain words such as "believes," "expects," "anticipates," "estimates," "forecasts," or similar expressions. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to the following:

-    global economic and political conditions;
-    tariffs, import duties and currency fluctuations;
-    product demand and industry capacity;
-    competitive products and pricing;
-    sufficiency of manufacturing capacity and efficiencies;
-    availability and costs of critical components and materials;
-    new product development and commercialization;
-    order activity and demand from major customers;
-    fluctuations in capital spending by customers;
- possible disruption in commercial activities due to terrorist activity, armed conflict, political instability or major health concerns;
-    facility expansions and new plant start-up costs;
-    effect of regulatory and legal developments;
-    capital resource and cash flow activities;
- ability to pace capital spending to anticipated levels of customer demand, which may fluctuate;
-    interest costs;
- credit rating and ability to obtain financing and capital on commercially reasonable terms;
-    adequacy and availability of insurance;
-    financial risk management;
-    capital spending;
-    acquisition and divestiture activities;
-    rate of technology change;
-    level of excess or obsolete inventory;
-    ability to enforce patents;
-    adverse litigation;
-    product and components performance issues;
-    stock price fluctuations;
- rate of substitution by end-users purchasing LCDs for notebook computers, desktop monitors and televisions;
-    downturn in demand for LCD glass substrates;
-    customer  ability,  most notably in the Display  Technologies  segment,  to
     maintain   profitable   operations  and  obtain  financing  to  fund  their
     manufacturing expansions;
-    fluctuations in supply chain inventory levels;
- equity company activities, principally at Dow Corning Corporation and Samsung Corning Co., Ltd.;
- movements in foreign exchange rates, primarily the Japanese yen, Euro and Korean won; and
- other risks detailed in Corning's Securities and Exchange Commission filings.

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

Our sales could be negatively impacted if one or more of our key customers substantially reduce orders for our products

     Our customer base is relatively concentrated with 10 or fewer significant customers accounting for a high percentage (greater than 50%) of net sales in most of our businesses. However, no individual customer accounts for more than 10% of consolidated sales.

     Our Display Technologies, Telecommunications, Environmental Technologies, and Life Sciences segments have concentrated customer bases. If we lose a significant customer in any of these businesses, or if one or more significant customers reduce orders, our sales could be negatively impacted. Corning's Display Technologies segment manufactures and sells glass substrates to a concentrated customer base comprised of LCD panel makers primarily located in Japan and Taiwan. The most significant customers in these markets are AU Optronics Corp., Chi Mei Optoelectronics Corp., Hannstar Display Corp., Quanta Display Inc., Sharp Corporation, and Toppan CFI (Taiwan) Co., Ltd. For the six months ended June 30, 2005, these LCD customers accounted for 74% of the Display Technologies segment sales. In addition, Samsung Corning Precision's sales were also concentrated, with three LCD panel makers in Korea (Samsung Electronics Co., Ltd., LG Philips LCD Co., and BOE Hydis Technology Co., Ltd.) accounting for 87% of sales for the six months ended June 30, 2005.

     Although the sale of LCD glass substrates has increased from quarter to quarter in 2005, there can be no assurance that this positive trend will continue. Our customers are LCD panel makers, and as they switch to larger size glass, the pace of their orders may be uneven while they adjust their manufacturing processes and facilities. Additionally, consumer preferences for panels of differing sizes, or price or other factors, may lead to pauses in market growth from time to time. There is further risk that our customers may not be able to maintain profitable operations or access sufficient capital to fund ongoing expansions, which may limit their pace of orders to us.

     Our  Telecommunications  segment  customers'  purchases of our products are affected by their capital expansion plans, general market and economic uncertainty and regulatory changes, including broadband policy. For the six months ended June 30, 2005, one customer accounted for 17% of our Telecommunications segment sales, and 10 customers accounted for 53% of total segment sales. Sales in the Telecommunications segment continue to be impacted by Verizon's fiber-to-the-premises project. Fiber-to-the-premises sales to Verizon are dependent on Verizon's planned targets for homes passed and connected. Changes in Verizon's deployment plan, or additional reductions in their inventory levels of fiber-to-the-premises products, could adversely affect future sales.

     In the Environmental Technologies segment, sales of our ceramic substrate and filter products for automotive and diesel emissions and pollution control fluctuate with production and sales of automobiles and other vehicles, as well as changes in governmental laws and regulations for air quality and emission controls. Sales in our Environmental Technologies segment are primarily to four manufacturers of emission control systems who then sell to automotive and diesel engine manufacturers. A portion of our automotive products are sold to U.S.
engine manufacturers, and as a result, our future sales could be adversely impacted by slowdowns in automotive production by these manufacturers.

     Sales in our Life Sciences segment in 2004 were primarily through two large distributors to government entities, pharmaceutical and biotechnology companies, hospitals, universities and other research facilities. One of Life Sciences primary distributors changed its business strategy, and Corning notified this distributor that it would not renew its existing distribution agreement, which expired in April 2005. We are actively working to transition the sales through this distributor to our remaining primary distributor and other existing and developing channels. However, this change will likely adversely impact sales volumes in the short term. For the full year, sales may be adversely impacted by approximately 10% as a result of this change in our distribution channel. For the six months ended June 30, 2005, our remaining primary distributor accounted for 41% of total segment sales.

If we do not successfully adjust our manufacturing volumes and fixed cost structure, or achieve manufacturing yields or sufficient product reliability, our operating results could suffer, and we may not achieve profitability levels anticipated

     We are investing heavily in additional manufacturing capacity of certain businesses, including forecasted 2005 capital spending of $1.1 billion to $1.2 billion to expand our liquid crystal display glass facilities in response to anticipated increases in customer demand and approximately $150 million in anticipation of the emerging market for diesel emission control systems. The speed of constructing the new facilities presents challenges. We may face technical and process issues in moving to commercial production capacity. There can be no assurance that Corning will be able to pace its capacity expansion to the actual demand. While the LCD industry has grown rapidly, it is possible that glass manufacturing capacity may exceed customer demand during certain periods.

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

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts and components to meet the demands of our customers.

     Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers and our internal manufacturing capacity. We may experience shortages that could adversely affect our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter these problems in the future. Furthermore, certain of our components are available only from a single source or limited sources. We may not be able to find alternate sources in a timely manner. A reduction or interruption in supplies, or a significant increase in the price of supplies could have a material adverse effect on our businesses.

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

     . our ability to introduce leading products such as glass substrates for liquid crystal displays, optical fiber and cable and hardware and equipment, and environmental substrate products that can command competitive prices in the marketplace;
     . our ability to maintain or achieve a favorable sales mix of large generation sizes of liquid crystal display glass;
     . our ability to continue to develop new product lines to address our customers' diverse needs within the several market segments that we participate in, which requires a high level of innovation, as well as the accurate anticipation of technological and market trends;
     . our ability to develop new products in response to favorable government regulations and laws driving customer demand, particularly environmental substrate diesel filter products in the Environmental Technologies segment and Telecommunications segment products associated with fiber-to-the-premises;
     .    continued strong demand for notebook computers;
     . the rate of substitution by end-users purchasing LCD monitors to replace cathode ray tube monitors;
     . the rate of growth in purchases of LCD televisions to replace other technologies;
     . fluctuations in inventory levels in the supply chain of LCD-based consumer electronics and fiber-to-the-premises products;
     . the ability to reallocate LCD glass to other customers in response to canceled orders; or
     .    the rate of growth  of the  fiber-to-the-premises  build-out  in North
          America.

We face pricing pressures in each of our leading businesses that could adversely affect our results of operations and financial performance

     We periodically face pricing pressures in each of our leading businesses as a result of intense competition, emerging new technologies, or over-capacity. While we will work toward reducing our costs to respond to the pricing pressures that may continue, we may not be able to achieve proportionate reductions in costs. As a result of overcapacity and the current economic and industry downturn in the Telecommunications segment, pricing pressures continued in 2005, particularly in our optical fiber and cable products. We anticipate pricing pressures will continue into 2006 and beyond. Increased pricing pressure may develop in our Display Technologies segment as our customers strive to reduce their costs and our competitors strive to expand production.

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

     At June 30, 2005, Corning had goodwill of $277 million and other intangible assets of $106 million. While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur or change based on market conditions.

We may be limited in our ability to obtain additional capital on commercially reasonable terms

     Although we believe existing cash, short-term investments and borrowing capacity, collectively, provide adequate resources to fund ongoing operating requirements, we may be required to seek additional financing to compete effectively in our markets. Our public debt ratings affect our ability to raise capital and the cost of such capital. Our ratings as of July 29, 2005 were BBB-from both Fitch, Inc. and Standard & Poor's, a division of the McGraw-Hill Companies, Inc. and Ba2 from Moody's Investors Service, a subsidiary of Moody's Corporation. Any downgrades may increase our borrowing costs and affect our ability to access the debt capital markets.

     We are subject under our revolving credit facility to financial covenants that require us to maintain a ratio of total debt to capital and interest coverage ratio, as defined under the revolving credit facility. These covenants may limit our ability to borrow funds. Future losses or significant charges could materially affect these ratios, which may reduce the amounts we are able to borrow under our revolving credit facility.

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

Current or future litigation may harm our financial condition or results of operations

     Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits against PCC and several other defendants involving claims alleging personal injury from exposure to asbestos. As described in Legal Proceedings, our negotiations with the representatives of asbestos claimants have produced a tentative settlement, but certain cases may still be litigated and the final approval of the tentative settlement is subject to a number of uncertainties. Final approval of a global settlement through the PCC bankruptcy process may impact the results of operations for the period in which such costs, if any, are recognized. Total charges of $567 million have been incurred through June 30, 2005; however, additional charges are possible due to the potential fluctuation in the price of our common stock, other adjustments in the proposed settlement, and other litigation factors.

We face risks related to our international operations and sales

     We have customers and significant operations, including manufacturing and sales, located outside the U.S. We have large manufacturing operations for liquid crystal display glass substrates in the Asia-Pacific region, including equity investments in companies operating in South Korea that make liquid crystal display glass and in China that make telecommunications products, and several significant customers are located in this region. As a result of these and other international operations, we face a number of risks, including:

     .    geographical concentration of our factories and operations;
     .    major  health  concerns  such as  Severe  Acute  Respiratory  Syndrome
          (SARS);
     .    difficulty of effectively managing our diverse global operations;
     .    change in regulatory requirements;
     .    tariffs,  duties  and  other  trade  barriers  including  anti-dumping duties;
     .    undeveloped legal systems; and
     .    political and economic instability in foreign markets.

     Any of these items could cause our sales and/or profitability to be significantly reduced.

We face risks through our equity method investments in companies that we do not control

     Corning's net income includes significant equity in earnings of associated companies. For the six months ended June 30, 2005, we have recognized $338 million of equity earnings, of which $310 million came from our two largest investments; Dow Corning Corporation (which makes silicone products) and Samsung Corning Precision Glass Co., Ltd. (which makes liquid crystal display glass). Samsung Corning Precision is located in the Asia-Pacific region and, as such, is subject to those geographic risks referred to above. With 50% or lower ownership, we do not control such equity companies nor their management and operations. Performance of our equity investments may not continue at the same levels in the future. During 2003, we recognized charges associated with Samsung Corning Co., Ltd. (our 50% equity method investment that makes glass panels and funnels for conventional televisions), which recorded significant fixed asset impairment charges. As the conventional television market will be negatively impacted by strong growth in the LCD glass market, it is reasonably possible that Samsung Corning Co., Ltd. may incur additional restructuring or impairment charges or net operating losses in the future.

We face risks due to foreign currency fluctuations

     Because we have significant customers and operations outside the U.S., fluctuations in foreign currencies, especially the Japanese yen and Euro, affect our sales and profit levels. Foreign exchange rates may make our products less competitive in countries where local currencies decline in value relative to the dollar. Sales in our Display Technologies segment are denominated in Japanese yen. For the six months ended June 30, 2005, the Display Technologies segment represented 34% of Corning's sales. Based on the expected sales growth of the Display Technologies segment, our exposure to currency fluctuations is increasing. Although we hedge significant transaction risk, we do not currently hedge translation risk.

If the financial condition of our customers declines, our credit risks could increase

     We have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable, as well as the loss of such customer's ongoing business. If our customers fail to meet their payment obligations to us, including deposits due under long-term purchase and supply agreements in our Display Technologies segment, we could experience reduced cash flows and losses in excess of amounts reserved. As of June 30, 2005, reserves for trade receivables totaled approximately $27 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposures during the first six months of 2005. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2004 Annual Report on Form 10-K.


ITEM 4.  CONTROLS AND PROCEDURES

Corning  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of Corning's management, including Corning's chief executive officer and its chief financial officer, of the effectiveness of the design and operation of Corning's disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report. Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning's disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter covered by this report, there was one significant change in our system of internal controls. On May 1, 2005, we opened a shared services transaction processing center (the "center") located in Shanghai, China. The center began processing transactions on behalf of our operations in Japan. The transactions include general ledger processing, and operational transactions primarily in the area of the revenue and payables cycles. Additional sites in the Asia region will migrate similar processing of transactions to the center in subsequent quarters. We have taken appropriate action to ensure the design effectiveness of internal control over financial reporting was implemented as of the end of the current quarter, and will continue to be maintained as additional sites transition processes to the center.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued $13 million for its estimated liability for environmental cleanup and litigation at June 30, 2005. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Dow Corning Bankruptcy. Corning and The Dow Chemical Company (Dow Chemical) each own 50% of the common stock of Dow Corning Corporation (Dow Corning), which was in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code between May 1995 and June 2004. Dow Corning filed for bankruptcy protection to address pending and claimed liabilities arising from many thousand breast-implant product lawsuits. On June 1, 2004, Dow Corning emerged from Chapter 11 with a Plan of Reorganization (the Plan) which provided for the settlement or other resolution of implant claims and includes releases for Corning and Dow Chemical as shareholders in exchange for contributions to the Plan.

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning has paid approximately $1.6 billion (inclusive of insurance) to the Settlement Trust and subject to a number of conditions, may pay up to an additional $1.6 billion ($710 million after-tax) over 16 years. Dow Corning has satisfied the claims of its commercial creditors, except that certain commercial creditors continue to pursue an appeal to the U.S. Court of Appeals of the Sixth Circuit seeking from Dow Corning an additional sum of approximately $80 million for interest at default rates and enforcement costs. Corning believes the risk of loss to Dow Corning (net of amounts reserved) is remote.

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

In 1995, Corning fully impaired its investment in Dow Corning upon its entry into bankruptcy proceedings and did not recognize net equity earnings from the second quarter of 1995 through the end of 2002. Corning began recognizing equity earnings in the first quarter of 2003 when management concluded that its emergence from bankruptcy protection was probable. Corning considers the difference between the carrying value of its investment in Dow Corning and its 50% share of Dow Corning's equity to be permanent. This difference is $249 million. Subject to future rulings by the bankruptcy court and potential changes in estimated bankruptcy-related liabilities, it is possible that Dow Corning may record bankruptcy-related charges in the future. Corning received $15 million in dividends from Dow Corning in the second quarter of 2005.

Federal Securities Cases. From December 2001 through April 2002, Corning and three of its officers and directors were named defendants in lawsuits alleging
(a) violations of the U.S. securities laws in connection with Corning's November 2000 offering of 30 million shares of common stock and $2.7 billion zero coupon convertible debentures, due November 2015 and (b) misleading disclosures and non-disclosures that allegedly inflated the price of Corning's common stock in the period from October 2000 through July 9, 2001. On April 12, 2004, the U.S. District Court of the Western District of New York entered a decision and order dismissing plaintiffs' complaint. That dismissal was affirmed by the U.S. Court of Appeals of the Second Circuit by an order entered on March 30, 2005. The dismissal of the complaint is now final.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and had insufficient remaining insurance and assets to deal with its alleged current and future liabilities. More than 100,000 additional claims have been filed with PCC after its bankruptcy filing. As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in 2001 to fully impair its investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC's asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC's asbestos products. Corning is also currently named in approximately 11,500 other cases (approximately 44,500 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

In the bankruptcy court in April 2000, PCC obtained a preliminary injunction against the prosecution of asbestos actions arising from PCC's products against its two shareholders to afford the parties a period of time in which to negotiate a plan of reorganization for PCC (the PCC Plan).

On May 14, 2002, PPG announced that it had agreed with certain of its insurance carriers and representatives of current and future asbestos claimants on the terms of a settlement arrangement applicable to claims arising from PCC's products.

On March 28, 2003, Corning announced that it had also reached agreement with representatives of current and future asbestos claimants on a settlement arrangement that was thereafter incorporated into the PCC Plan. This settlement remains subject to a number of contingencies, including approval by the Bankruptcy Court. Corning's settlement will require the contribution, if the Plan is approved and becomes effective, of its equity interest in PCC, its one-half equity interest in PCE, and 25 million shares of Corning common stock. The settlement also requires Corning to make cash payments of $148 million (net present value as of June 30, 2005) in six installments beginning one year after the Plan is effective. In addition, Corning will assign policy rights or proceeds under primary insurance from 1962 through 1984, as well as rights to proceeds under certain excess insurance, most of which falls within the period from 1962 through 1973. In return for these contributions, Corning expects to receive a release and an injunction channeling asbestos claims against it into a settlement trust under the PCC Plan.

Corning recorded an initial charge of $298 million in the period ending March 31, 2003 to reflect the settlement terms. However, the amount of the charge for this settlement requires adjustment each quarter based upon the change in Corning's common stock price prior to contribution of the shares to the trust. During the second quarter of 2005, Corning recorded a charge of $137 million to reflect the mark-to-market of Corning common stock. Beginning with the first quarter of 2003 and through June 30, 2005, Corning recorded total net charges of $567 million to reflect the initial settlement and subsequent mark-to-market adjustments for the change in the value of Corning common stock.

Two of Corning's primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the Plan were held in the Bankruptcy Court in May 2004. The parties filed post-hearing briefs and made final oral arguments to the Bankruptcy Court in November 2004. The Bankruptcy Court allowed an additional round of briefing to address current case law developments and heard additional oral arguments on March 16, 2005. In mid-April 2005, the proponents of the PCC Plan requested that the court rule on the pending objections. If the Bankruptcy Court does not approve the PCC Plan in its current form, changes to the Plan are probable as it is likely that the Court will allow the proponents time to propose amendments. The outcome of these proceedings is uncertain, and confirmation of the current Plan or any amended Plan is subject to a number of contingencies. However, apart from the quarterly mark-to-market adjustment in the value of the 25 million shares of Corning stock, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

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

Furukawa Electric Company. On February 3, 2003, The Furukawa Electric Company (Furukawa) filed suit in the Tokyo District Court in Japan against Corning Cable Systems International Corporation (CCS International) alleging infringement of Furukawa's Japanese Patent No. 2,023,966 which relates to separable fiber ribbon units used in optical cable. Furukawa's complaint requests slightly over 6 billion Japanese yen in damages (approximately $56 million) and an injunction against further sales in Japan of these fiber ribbon units. CCS International has denied the allegation of infringement, asserted that the patent is invalid, and is defending vigorously against this lawsuit. On October 29, 2004, the Tokyo District Court issued its ruling in favor of CCS International on both non-infringement and patent invalidity. Furukawa has filed an appeal from this ruling to the Tokyo Court of Appeals. Management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

PicVue Electronics Ltd., PicVue OptoElectronics International, Inc., and Eglasstrek Gmbh. In June 2002, Corning brought an action in the U.S. District Court for the Western District of New York to restrain the use of its trade secrets relating to certain machinery used for liquid crystal display glass melting. In July 2003, the District Court granted a preliminary injunction in favor of Corning, subject to Corning's posting a bond. PicVue, a Taiwanese company, filed a counterclaim alleging violations of the antitrust laws and appealed from the granting of the preliminary injunction. The U.S. Court of Appeals affirmed and remanded the case to the District Court to clarify its injunction and to determine the amount of the bond. In early July 2005, Corning reached a settlement with the two PicVue entities resolving Corning's trade secret claim and dismissing PicVue's counterclaim, through an agreed judgment expected to be entered by the District Court within 30 days. Corning's claims against Eglasstrek remain for further proceedings in the District Court, although the parties have initiated settlement discussions.

Tyco Electronics Corporation and Tyco Technology Resources, Inc. On August 13, 2003, CCS Holdings Inc. (CCS), a Corning subsidiary, filed an action in the U.S. District Court for the Middle District of North Carolina against Tyco Electronics Corporation and Tyco Technology Resources, Inc. (Tyco), asking the court to declare a Tyco patent invalid, unenforceable and not infringed by CCS. The patent generally relates to a type of connector for optical fiber cables. Tyco filed an answer and counterclaims alleging patent infringement by CCS of the same patent and is seeking unspecified monetary damages and an injunction. The Court has entered a stipulated discovery plan and discovery is ongoing. The Court also ordered that the parties conduct mediation before October 1, 2005. Recognizing that the outcome of litigation is uncertain, management believes that the risk of a material impact on Corning's financial statements is remote.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal second quarter of 2005:

Issuer Purchases of Equity Securities (a)

------------------------------------------------------------------------------------------------------------------------------------
                                          Total              Average             Total Number of              Approximate Dollar
                                         Number               Price            Shares Purchased as           Value of Shares that
                                        of Shares           Paid per            Part of Publicly             May Yet Be Purchased
Period                                Purchased (b)         Share (b)          Announced Plan (a)             Under the Plan (a)
------------------------------------------------------------------------------------------------------------------------------------
April 1-30, 2005                          55,011             $13.45                    0                              $0
May 1-31, 2005                           235,792             $14.70                    0                              $0
June 1-30, 2005                           66,802             $16.25                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------
Total                                    357,605             $14.80                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------

(a) During the period ended June 30, 2005, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.
(b) This column reflects the following transactions during the fiscal second quarter of 2005: (i) the deemed surrender to us of 336,973 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 20,632 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) - (c) Our annual meeting of shareholders was held on April 28, 2005. At that meeting, shareholders elected John Seely Brown, Gordon Gund, John M. Hennessy and H. Onno Ruding as directors for terms expiring at our annual meeting of shareholders in 2008. In addition, shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2005 and also approved the 2005 Employee Equity Participation Program. Those elected and the results of voting are as follows:


Nomination and Election of Directors

Name                                  Votes For            Votes Withheld
John Seely Brown                     1,149,786,336            133,256,051
Gordon Gund                          1,138,772,764            144,269,623
John M. Hennessy                     1,231,377,503             51,664,884
H. Onno Ruding                       1,242,792,837             40,249,550

James B. Flaws, James R. Houghton, James J. O'Connor, Deborah D. Rieman and Peter F. Volanakis continued as directors for terms expiring at the annual meeting of shareholders in 2006 and Jeremy R. Knowles, Eugene C. Sit, William D. Smithburg, Hansel E. Tookes II and Wendell P. Weeks continued as directors for terms expiring at the annual meeting of shareholders in 2007.

                                      Votes For             Votes Against              Abstain              Broker Non-Votes

Approve 2005                         724,875,246             268,780,577             10,985,200                278,401,364
Employee Equity
Participation
Program

                                      Votes For             Votes Against              Abstain
Ratify                              1,251,194,649            23,100,931               8,746,807
appointment of
PricewaterhouseCoopers
LLP as our independent
registered public
accounting firm
for fiscal year ending
December 31, 2005

ITEM 6.  EXHIBITS


    Exhibit Number      Exhibit Name
    --------------      ------------

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








                                    CORNING INCORPORATED
                                        (Registrant)






 July 29, 2005                       /s/ JAMES B. FLAWS
---------------           -----------------------------------------
     Date                              James B. Flaws
                          Vice Chairman and Chief Financial Officer
                                (Principal Financial Officer)




 July 29, 2005                     /s/ KATHERINE A. ASBECK
---------------           -----------------------------------------
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

     31.1 Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                     Exhibit 12
CORNING INCORPORATED AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(In millions, except ratios)

                                                                Six months ended
                                                                  June 30, 2005
                                                                ----------------

Income before income taxes                                         $    145
Adjustments:
    Distributed income of equity investees                              212
    Fixed charges net of capitalized interest                            78
                                                                   --------

Income before taxes and fixed charges, as adjusted                 $    435
                                                                   ========

Fixed charges:
   Interest expense (a)                                            $     65
   Portion of rent expense which represents an
     appropriate interest factor (b)                                     13
   Capitalized interest                                                  11
                                                                   --------

Total fixed charges                                                      89
Capitalized interest                                                    (11)
                                                                   --------

Total fixed charges, net of capitalized interest                   $     78
                                                                   ========

Ratio of earnings to fixed charges                                     4.9x
                                                                   ========

(a) Interest expense includes amortization expense for capitalized interest and debt costs.
(b) One-third of net rent expense is the portion deemed representative of the interest factor.

                                                                    Exhibit 31.1

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I,  Wendell  P.  Weeks,   President  and  Chief  Executive  Officer  of  Corning
Incorporated, certify that:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

July 29, 2005

/s/             Wendell P. Weeks
     -------------------------------------
     Wendell P. Weeks
     President and Chief Executive Officer
     (Principal Executive Officer)

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

July 29, 2005

/s/             James B. Flaws
     -----------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer
     (Principal Financial Officer)

                                                                      Exhibit 32



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Corning Incorporated (the Company) on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Wendell P. Weeks,
President and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  July 29, 2005


/s/  Wendell P. Weeks
     -----------------------------------------
     Wendell P. Weeks
     President and Chief Executive Officer


/s/  James B. Flaws
     -----------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer