Form 10-Q
period 2005-09-30
CORNING INC /NY
filed 2005-11-02
CIK 24741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                   September 30, 2005
                                   ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________to____________

                          Commission file number 1-3247
                                                 ------

                              CORNING INCORPORATED
                              --------------------
             (Exact name of Registrant as specified in its charter)


              New York                                    16-0393470
----------------------------------------    ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

One Riverfront Plaza, Corning, New York                     14831
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: 607-974-9000
                                                    ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X                   No
                               --                     --

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes X                   No
                               --                     --

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes                     No X
                               --                     --

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed any documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes                     No
                               --                     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

1,523,958,411   shares  of  Corning's  Common  Stock,   $0.50  Par  Value,  were
outstanding as of October 14, 2005.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------
                                                                            Page
                                                                            ----
ITEM 1. Financial Statements

    Consolidated Statements of Operations (Unaudited) for the three
       and nine months ended September 30, 2005 and 2004                      3

    Consolidated Balance Sheets (Unaudited) at September 30, 2005 and
       December 31, 2004                                                      4

    Consolidated Statements of Cash Flows (Unaudited) for the nine
       months ended September 30, 2005 and 2004                               5

    Notes to Consolidated Financial Statements (Unaudited)                    6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             28

Item 3. Quantitative and Qualitative Disclosures About Market Risk           50

Item 4. Controls and Procedures                                              50


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                    51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          55

Item 6. Exhibits                                                             56

Signatures                                                                   57

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions, except per share amounts)


                                                                      Three months                    Nine months
                                                                   ended September 30,            ended September 30,
                                                                ------------------------       ------------------------
                                                                   2005           2004            2005           2004
                                                                ---------       --------       ---------      ---------
Net sales                                                       $   1,188       $  1,006       $   3,379      $   2,821
Cost of sales                                                         643            602           1,922          1,771
                                                                ---------       --------       ---------      ---------

Gross margin                                                          545            404           1,457          1,050

Operating expenses:
   Selling, general and administrative expenses                       178            153             553            479
   Research, development and engineering expenses                     118             88             320            257
   Amortization of purchased intangibles                                3              9              11             28
   Restructuring, impairment and other charges (Note 2)                28          1,794              46          1,794
   Asbestos settlement (Note 3)                                        68            (50)            189             16
                                                                ---------       --------       ---------      ---------

Operating income (loss)                                               150         (1,590)            338         (1,524)

Interest income                                                        17              6              40             16
Interest expense                                                      (25)           (36)            (90)          (109)
Loss on repurchases and retirement
  of debt, net (Note 4)                                                               (4)            (12)           (36)
Other income, net                                                      17              5              28              6
                                                                ---------       --------       ---------      ---------

Income (loss) from continuing operations before
  income taxes                                                        159         (1,619)            304         (1,647)
Provision for income taxes (Note 5)                                   (28)          (985)            (91)          (997)
                                                                ---------       --------       ---------      ---------

Income (loss) from continuing operations before
  minority interests and equity earnings                              131         (2,604)            213         (2,644)
Minority interests                                                     (2)            (3)             (8)           (14)
Equity in earnings of associated companies, net of
  impairments (Note 9)                                                 74             96             412            310
                                                                ---------       --------       ---------      ---------

Income (loss) from continuing operations                              203         (2,511)            617         (2,348)
Income from discontinued operation (Note 7)                                           20                             20
                                                                ---------       --------       ---------      ---------
Net income (loss)                                               $     203       $ (2,491)      $     617      $  (2,328)
                                                                =========       ========       =========      =========

Basic earnings (loss) per common share from (Note 6):
   Continuing operations                                        $    0.14       $  (1.79)      $    0.43      $   (1.70)
   Discontinued operation                                                           0.01                           0.01
                                                                ---------       --------       ---------      ---------
Basic earnings (loss) per common share                          $    0.14       $  (1.78)      $    0.43      $   (1.69)
                                                                =========       ========       =========      =========

Diluted earnings (loss) per common share from (Note 6):
   Continuing operations                                        $    0.13       $  (1.79)      $    0.41      $   (1.70)
   Discontinued operation                                                           0.01                           0.01
                                                                ---------       --------       ---------      ---------
Diluted earnings (loss) per common share                        $    0.13       $  (1.78)      $    0.41      $   (1.69)
                                                                =========       ========       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
               (Unaudited; in millions, except per share amounts)

                                                                                         September 30,       December 31,
                                                                                             2005                2004
                                                                                         -----------        -------------
Assets

Current assets:
   Cash and cash equivalents                                                              $   1,395           $   1,009
   Short-term investments, at fair value                                                      1,023                 872
                                                                                          ---------           ---------
     Total cash, cash equivalents and short-term investments                                  2,418               1,881
   Trade accounts receivable, net of doubtful accounts and allowances - $28 and $30             631                 585
   Inventories (Note 8)                                                                         559                 535
   Deferred income taxes (Note 5)                                                                87                  94
   Other current assets                                                                         204                 188
                                                                                          ---------           ---------
       Total current assets                                                                   3,899               3,283

Investments (Note 9)                                                                          1,605               1,484
Property, net of accumulated depreciation - $3,543 and $3,532                                 4,367               3,941
Goodwill and other intangible assets, net (Note 10)                                             380                 398
Deferred income taxes (Note 5)                                                                  487                 472
Other assets                                                                                    145                 166
                                                                                          ---------           ---------

Total Assets                                                                              $  10,883           $   9,744
                                                                                          =========           =========

Liabilities and Shareholders' Equity

Current liabilities:
   Short-term borrowings, including current portion of long-term debt (Note 4)            $     293           $     478
   Accounts payable                                                                             554                 682
   Other accrued liabilities (Notes 3 and 11)                                                 1,384               1,178
                                                                                          ---------           ---------
       Total current liabilities                                                              2,231               2,338

Long-term debt (Note 4)                                                                       1,804               2,214
Postretirement benefits other than pensions                                                     594                 600
Other liabilities (Notes 3 and 11)                                                            1,001                 747
                                                                                          ---------           ---------
       Total liabilities                                                                      5,630               5,899
                                                                                          ---------           ---------

Commitments and contingencies (Note 3)
Minority interests                                                                               27                  29
Shareholders' equity:
   Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
     Series C mandatory convertible preferred stock - Shares issued: 5.75 million;
     Shares outstanding:  0 and 637 thousand                                                                         64
   Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion;
     Shares issued: 1,534 million and 1,424 million                                             767                 712
   Additional paid-in capital                                                                11,280              10,363
   Accumulated deficit                                                                       (6,692)             (7,309)
   Treasury stock, at cost; Shares held: 16 million                                            (164)               (162)
   Accumulated other comprehensive income (Note 13)                                              35                 148
                                                                                          ---------           ---------
       Total shareholders' equity                                                             5,226               3,816
                                                                                          ---------           ---------

Total Liabilities and Shareholders' Equity                                                $  10,883           $   9,744
                                                                                          =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

                                                                                             Nine months ended
                                                                                                September 30,
                                                                                          ----------------------
                                                                                            2005          2004
                                                                                          --------      --------
Cash Flows from Operating Activities:
   Net income (loss)                                                                      $    617      $(2,328)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
     Depreciation                                                                              373          359
     Amortization of purchased intangibles                                                      11           28
     Restructuring, impairment and other charges and (credits)                                  46        1,794
     Asbestos settlement                                                                       189           16
     Gain on sale of discontinued operation                                                                 (20)
     Loss on repurchases and retirement of debt, net                                            12           36
     Undistributed earnings of associated companies                                           (196)        (199)
     Minority interests, net of dividends paid                                                   7           14
     Deferred taxes                                                                            (11)         939
     Interest expense on convertible debentures                                                  3            4
     Restructuring payments                                                                    (21)         (75)
     Employee retirement plan payments less than (in excess of) expense                         44          (12)
     Customer deposits, net                                                                    376          100
     Changes in certain working capital items:
        Trade accounts receivable                                                              (78)         (29)
        Inventories                                                                            (46)         (52)
        Other current assets                                                                   (14)         (25)
        Accounts payable and other current liabilities, net of restructuring payments          (91)          29
     Other, net                                                                                 59           64
                                                                                          --------      -------
Net cash provided by operating activities                                                    1,280          643
                                                                                          --------      -------

Cash Flows from Investing Activities:
   Capital expenditures                                                                     (1,076)        (556)
   Net proceeds from sale of businesses                                                                     100
   Net proceeds from sale or disposal of assets                                                 17           46
   Short-term investments - acquisitions                                                    (1,313)        (969)
   Short-term investments - liquidations                                                     1,163          810
   Restricted investments - liquidations                                                         3            6
   Other, net                                                                                   10
                                                                                          --------      -------
Net cash used in investing activities                                                       (1,196)        (563)
                                                                                          --------      -------

Cash Flows from Financing Activities:
   Net repayments of loans payable                                                            (198)        (111)
   Proceeds from issuance of long-term debt, net                                               147          442
   Repayments of long-term debt                                                               (102)        (154)
   Proceeds from issuance of common stock, net                                                 356           33
   Cash dividends to preferred shareholders                                                     (3)          (6)
   Proceeds from the exercise of stock options                                                 142           34
   Other, net                                                                                   (9)
                                                                                          --------      -------
Net cash provided by financing activities                                                      333          238
                                                                                          --------      -------
Effect of exchange rates on cash                                                               (31)          (4)
                                                                                          --------      -------
Net increase in cash and cash equivalents                                                      386          314
Cash and cash equivalents at beginning of period                                             1,009          833
                                                                                          --------      -------

Cash and cash equivalents at end of period                                                $  1,395      $ 1,147
                                                                                          ========      =======

Certain amounts for 2004 were reclassified to conform with 2005 presentation.

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

Property, Plant, and Equipment

Included in the subcategory of equipment, as disclosed in Note 8 to the December 31, 2004 Form 10-K, are the following types of assets:
--------------------------------------------------------------------------------
Asset type                                        Range of useful life
--------------------------------------------------------------------------------

Software                                                 3 years
Manufacturing equipment                               3 to 15 years
Furniture and fixtures                                5 to 7 years
Transportation equipment                                20 years
--------------------------------------------------------------------------------

Included in manufacturing equipment are certain components of production equipment that are coated with or constructed of precious metals. These metals have an indefinite useful life as they are returned to their elemental state and sold at current market value when fixed assets are rebuilt or disposed of.

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

Derivative Instruments

We participate in a variety of foreign exchange forward contracts and foreign exchange option contracts entered into in connection with the management of our exposure to fluctuations in foreign exchange and interest rates.

All derivatives are recorded at fair value on the balance sheet. Changes in the fair value of derivatives designated as cash flow hedges and hedges of net investments in foreign operations are recorded in accumulated other comprehensive income (loss). Amounts related to cash flow hedges are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item impacts earnings. This reclassification is recorded in the same line item of the consolidated statement of operations, primarily sales or cost of sales, where the effects of the hedged item are recorded.

Changes in the fair value of derivatives designated as fair value hedges are recorded currently in earnings offset, to the extent the derivative was effective, by the change in the fair value of the hedged item. Corning currently does not have any fair value hedges. Changes in the fair value of derivatives not designated as hedging instruments are recorded currently in earnings in the Other income line of the consolidated statement of operations.

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

The following table summarizes the notional amounts and respective fair values of Corning's derivative financial instruments, which mature at varying dates, at September 30, 2005 (in millions):
--------------------------------------------------------------------------------
                                            Notional Amount         Fair Value
--------------------------------------------------------------------------------
Foreign exchange forward contracts              $1,139                 $ 20
Foreign exchange option contracts               $1,068                 $  8
--------------------------------------------------------------------------------

The amount of net gains expected to be reclassified into earnings within the next 12 months is $27 million.

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

In the second quarter of 2005, Corning began using derivative instruments (forwards) to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges are recorded in current period results in the other income, net component on the income statement, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities, in the consolidated statement of operations. At September 30, 2005, the notional amount of the undesignated derivatives was $444 million.

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other comprehensive income (loss) as part of the foreign currency translation adjustment. At September 30, 2005 the amount of net losses included in the cumulative translation adjustment is $112 million.

Variable Interest Entities

Corning leases certain transportation equipment from a Trust that qualifies as a variable interest entity under FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Revised (FIN
46R). The sole purpose of this entity is leasing transportation equipment to Corning. Since Corning is the primary beneficiary of this entity, the financial statements of the entity are included in Corning's consolidated financial statements. The entity's assets are primarily comprised of fixed assets which are collateral for the entity's borrowings. These assets, amounting to approximately $29.8 million as of September 30, 2005, are classified as long-term assets in the consolidated balance sheet.

Corning leases certain transportation equipment from two additional Trusts that qualify as variable interest entities under FIN 46R. The sole purpose of the entities is leasing transportation equipment to Corning. Corning has been involved with these entities as lessee since the inception of the Trusts. Lease revenue generated by these Trusts was $1.6 million for each of the nine month periods ended September 30, 2005 and 2004, and $0.4 million for each of the quarters ended September 30, 2005 and 2004. Corning's maximum exposure to loss as a result of its involvement with the Trusts is estimated at approximately $16.5 million at September 30, 2005.

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

(In millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Three months                       Nine months
                                                                          ended September 30,               ended September 30,
                                                                       -------------------------        -------------------------
                                                                          2005            2004             2005            2004
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations - as reported                 $     203      $  (2,511)        $    617       $  (2,348)
Add:  Stock-based employee compensation expense
  determined under APB 25, included in reported
  net income (loss), net of tax                                               12                              28               3
Less:  Stock-based employee compensation expense
  determined under fair value based method, net of tax                       (23)           (20)             (65)            (77)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations - pro forma                   $     192      $  (2,531)        $    580       $  (2,422)

Earnings (loss) per common share:
    Basic - as reported                                                $    0.14      $   (1.79)        $   0.43       $   (1.70)
    Basic - pro forma                                                  $    0.13      $   (1.81)        $   0.40       $   (1.76)

    Diluted - as reported                                              $    0.13      $   (1.79)        $   0.41       $   (1.70)
    Diluted - pro forma                                                $    0.12      $   (1.81)        $   0.38       $   (1.76)
------------------------------------------------------------------------------------------------------------------------------------

For purposes of SFAS 123 fair value disclosures, each option grant's fair value is estimated on the grant date using the Black-Scholes option pricing model. The following are weighted-average assumptions used for grants under our stock plans:
--------------------------------------------------------------------------------
                               Three months                   Nine months
                            ended September 30,           ended September 30,
                           ---------------------       ------------------------
                            2005            2004         2005            2004
--------------------------------------------------------------------------------
Expected life in years         4               4            4               4
Risk free interest rate    4.13%           3.62%        3.76%           3.34%
Expected volatility          50%             50%          50%             50%
--------------------------------------------------------------------------------

Changes in the status of outstanding options follow:
--------------------------------------------------------------------------------
                                           Number of Shares    Weighted-Average
                                            (in thousands)      Exercise Price
--------------------------------------------------------------------------------

Options outstanding December 31, 2004          139,023           $   20.43
Options granted under plans                      7,665           $   12.87
Options exercised                              (18,446)          $    8.16
Options terminated                              (3,337)          $   36.24
                                             ---------

Options outstanding September 30, 2005         124,905           $   21.35
                                             =========
Options exercisable September 30, 2005          96,949           $   25.05
--------------------------------------------------------------------------------

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which replaces SFAS 123 and supercedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value. On April 14, 2005, the SEC issued a new rule that amends the required adoption dates of SFAS 123(R). Under SFAS 123(R), Corning must determine the appropriate fair value model to be used for valuing share-based payments, the attribution method for compensation cost, and the transition method to be used at date of adoption. We will implement the provisions of SFAS 123(R) on January 1, 2006 following the "prospective adoption" transition method. This adoption method requires Corning to begin expensing share-based payments effective January 1, 2006. Prior periods will not be restated.

Corning grants restricted shares and stock options that are subject to specific vesting conditions (e.g., three-year cliff vesting). The awards specify that the employee will continue to vest in the award after retirement without providing any additional service. Corning accounts for this type of arrangement by recognizing compensation cost over the nominal vesting period and, if the employee retires before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement (the "nominal vesting period approach").

SFAS 123(R) specifies that an award is vested when the employee's retention of the award is no longer contingent on providing subsequent service (the "non-substantive vesting period approach"). That would be the case for Corning awards that vest when employees retire and are granted to retirement eligible employees. Effective January 1, 2006, related compensation cost must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.

We will continue to follow the nominal vesting period approach for (1) any new share-based awards granted prior to adopting SFAS 123(R) and (2) the remaining portion of unvested outstanding awards after adopting SFAS 123(R). Upon adoption of SFAS 123(R), we will apply the non-substantive vesting period approach to new grants that have retirement eligibility provisions. Had we applied the non-substantive vesting period approach in prior periods, stock-based compensation cost would have been $11 million and $5 million higher for the nine months ended September 30, 2005 and 2004, respectively, for stock options and restricted share awards.

Our current estimate is that our pretax and after-tax stock-based compensation expense will increase by $60 million to $70 million in 2006 and beyond as a result of adopting SFAS 123(R). This amount includes approximately $15 million related to the impact of applying the non-substantive vesting period approach.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges in Nonmonetary Assets
- an amendment of APB Opinion No. 29" (SFAS 153) which became effective in July 2005. This Statement amends APB No. 29, "Accounting for Nonmonetary Transactions," by eliminating an exception for nonmonetary exchanges of similar productive assets and replacing it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Corning adopted SFAS 153 prospectively, on July 1, 2005, as required. The impact of SFAS 153 was not material to Corning's consolidated results of operations and financial condition.

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

2.   Restructuring, Impairment and Other Charges

2005 Actions

Third Quarter
-------------
In the third quarter of 2005, we approved a restructuring plan within the Telecommunications segment to continue to reduce costs in this segment. As a result, we recorded a charge of $30 million which is comprised of severance costs. Additional expenses, not included in this charge, related to relocating manufacturing assets, accelerated depreciation, and shutdown activities are not expected to be material and will be expensed as incurred in future periods. We also recorded net credits of $2 million related to adjustments to prior period restructuring charges.

Second Quarter
--------------
In the second quarter of 2005, we recorded net credits of $1 million included in restructuring, impairment and other charges and (credits). A summary of these credits and charges follows:

..    We recorded net credits of $7 million,  primarily for  adjustments to prior years' restructuring and impairment reserves.
..    We recorded an additional impairment charge of $6 million for an other than temporary decline in the fair value of our investment in Avanex Corporation (Avanex) below its adjusted cost basis. Our investment in Avanex is accounted for as an available-for-sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2005, shares of Avanex stock were trading at $0.90 per share compared to our adjusted cost basis of $1.30 per share (after recording for the first quarter of 2005 impairment charge discussed below). We continue to sell our shares of Avanex and, subject to restrictions and the trading volume in Avanex stock, expect to complete this activity in early 2006. As we do not expect the market value of the Avanex shares to recover in this timeframe, the additional impairment in the second quarter was required.

First Quarter
-------------
In the first quarter of 2005, we recorded a $19 million impairment charge for an other than temporary decline in the fair value of our investment in Avanex.

The  following  table  illustrates  the  charges,  credits  and  balances of the restructuring  reserves as of and for the nine months ended  September  30, 2005
(in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                              Nine months                                                  Remaining
                                                              ended Sept.     Revisions         Net           Cash        reserve at
                                                January 1,     30, 2005      to existing     charges/       payments       Sept. 30,
                                                   2005         charge          plans       (reversals)      in 2005         2005
------------------------------------------------------------------------------------------------------------------------------------
Restructuring:
   Employee related costs                        $   18        $    30        $    (1)       $   29         $   (10)      $    37
   Other charges                                     77                           (14)          (14)            (11)           52
                                                 --------------------------------------------------------------------------------
      Total restructuring charges                $   95        $    30        $   (15)       $   15         $   (21)      $    89
                                                 --------------------------------------------------------------------------------

Impairment of assets:
   Impairment of available-for-sale
     securities                                                $    25                       $   25
   Assets to be disposed of by sale or
     abandonment                                                              $     6             6
                                                               ------------------------------------
      Total impairment charges                                 $    25        $     6        $   31
                                                               ------------------------------------

Total restructuring, impairment and
  other charges and (credits)                                  $    55        $    (9)       $   46
------------------------------------------------------------------------------------------------------------------------------------

Charges recorded in the third quarter of 2005 included severance costs for approximately 330 people. At September 30, 2005, none of these employees had been severed. Cash payments for employee related costs will be substantially complete by the end of 2007, while payments for other charges will be substantially complete by the end of 2008.

2004 Actions

Third Quarter
-------------
In the third quarter of 2004, we recorded restructuring, impairment and other charges and (credits) of $1,794 million. A summary of the charges and credits follows:

..    We recorded a charge of $1,420  million to impair a significant  portion of our Telecommunications segment goodwill balance. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), goodwill is required to be tested for impairment annually at the reporting unit level. In addition, goodwill should be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its related carrying value. In the third quarter of 2004, we identified certain factors that caused us to lower our estimates and projections for the long-term revenue growth of the Telecommunications segment, which indicated that the fair value of the Telecommunications segment reporting unit was less than its carrying value. As such, we performed an interim impairment test of Telecommunications segment goodwill in the third quarter of 2004 and, as a result, recorded an impairment charge of $1,420 million to reduce the carrying value of goodwill to its implied fair value at September 30, 2004, of $117 million.
..    We recorded a $350  million  charge to impair  certain  fixed assets of our
     Telecommunications segment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This charge primarily relates to our third-quarter decision to permanently abandon approximately $332 million of construction in progress at our optical fiber manufacturing facility in Concord, North Carolina that had been stopped in 2002. As a result of our lowered outlook, we have permanently abandoned this construction in progress as we no longer believe the demand for optical fiber will warrant the investment necessary to complete this facility.

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

Second Quarter
--------------
In the second quarter of 2004, we recorded credits of $34 million included in restructuring, impairment and other charges and (credits). A summary of these credits follows:

..    We  recorded a $25  million  gain  related to proceeds in excess of assumed salvage values for assets of CAV that were previously impaired but later sold to a third party in China.
..    We recorded a $9 million  credit  related to  adjustments  to prior  years'
     restructuring reserves.

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

The  following   table  details  the  charges,   credits  and  balances  of  the
restructuring  reserves as of and for the nine months ended  September  30, 2004
(in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                             Nine months                                                 Remaining
                                                             ended Sept.       Revisions        Net          Cash       reserve at
                                                January 1,    30, 2004        to existing    charges/      payments      Sept. 30,
                                                   2004        charge            plans      (reversals)     in 2004        2004
------------------------------------------------------------------------------------------------------------------------------------
Restructuring charges:
  Employee related costs                         $      78                   $       4       $      4      $    (55)   $      27
  Other charges                                        108    $       2             (4)            (2)          (20)          86
                                                 -------------------------------------------------------------------------------
     Total restructuring charges                 $     186    $       2      $       0       $      2      $    (75)   $     113
                                                 -------------------------------------------------------------------------------

Impairment of long-lived assets:
  Goodwill                                                    $   1,420                      $  1,420
  Assets to be disposed of by sale
    or abandonment                                                  350      $     (55)           295
  Assets to be held and used                                  $      24                      $     24
                                                              ---------------------------------------

Other:
  Accelerated depreciation                                    $      39                      $     39
  Loss on sale of frequency controls business                 $      14                      $     14
                                                              ---------------------------------------

Total restructuring, impairment and other
  charges and (credits)                                       $   1,849      $     (55)      $  1,794
------------------------------------------------------------------------------------------------------------------------------------

3.   Commitments and Contingencies

Asbestos Settlement

On March 28, 2003, we announced that we had reached agreement with the representatives of current and future asbestos claimants on a settlement arrangement that was thereafter incorporated into the Pittsburgh Corning Corporation (PCC) plan of reorganization (the PCC Plan). This settlement remains subject to a number of contingencies, including approval by the Bankruptcy Court. If the PCC Plan is approved and becomes effective, our settlement will require the contribution of our equity interest in PCC, our one-half equity interest in Pittsburgh Corning Europe N.V. (PCE), and 25 million shares of our common stock. The common stock will be marked-to-market each quarter until the PCC Plan is approved, thus resulting in adjustments to income and the settlement liability as appropriate. Corning will also make cash payments of $150 million (net present value as of September 30, 2005) in six installments beginning one year after the plan is effective. In addition, we will assign insurance policy proceeds from our primary insurance and a portion of our excess insurance as part of the settlement. Two of Corning's primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

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

The  following  summarizes  the charges we have recorded to  mark-to-market  the value of our common stock (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                           Three months                           Nine months
                                                        ended September 30,                   ended September 30,
                                                      ----------------------                ---------------------
                                                        2005           2004                  2005            2004
------------------------------------------------------------------------------------------------------------------------------------
Asbestos settlement charge (credit)                   $   68          $ (50)                $  189          $   16
------------------------------------------------------------------------------------------------------------------------------------

Since March 28, 2003, we have recorded total net charges of $635 million to reflect the initial settlement and subsequent mark-to-market adjustment for the change in the value of our common stock.

The carrying value of our investment in PCE and the fair value of 25 million shares of our common stock (totaling $505 million at September 30, 2005) is recorded in the other accrued liabilities component in our consolidated balance sheets. As the timing of this obligation's settlement will depend on future judicial rulings (i.e., controlled by a third party and not Corning), this portion of the PCC liability is considered a "due on demand" obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability, representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

Other Commitments and Contingencies

We provide financial guarantees and incur contingent liabilities in the form of stand-by letters of credit and performance bonds. These guarantees have various terms, and none of these guarantees are individually significant. We have also agreed to provide a credit facility to Dow Corning Corporation (Dow Corning) as discussed in Note 7 to the consolidated financial statements in our 2004 Form 10-K. The funding of the Dow Corning $150 million credit facility is subject to events connected to the Dow Corning Bankruptcy Plan. As of September 30, 2005, we were contingently liable for the items described above totaling $445 million, compared with $368 million at December 31, 2004. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

From time to time, we are subject to uncertainties and litigation and are not always able to predict the outcome of these items with assurance. Various legal actions (including the PCC matter discussed previously), claims and proceedings are pending against us, including those arising out of alleged product defects, product warranties, patents, asbestos and environmental matters. In the opinion of management, the ultimate disposition of these matters are not expected to have a material adverse effect on Corning's consolidated financial position, liquidity or results of operations.

4.   Debt

Third Quarter
-------------
In the third quarter of 2005, substantially all holders of our $96 million outstanding Oak 4 7/8% convertible subordinated notes, due March 1, 2008, elected to convert their notes into Corning common stock. The conversion ratio was 64.41381 shares of Corning common stock for each $1,000 principal amount of notes. Upon the conversion of the notes, we issued 6 million shares of Corning common stock resulting in an increase to equity of $95 million.

Second Quarter
--------------
In the second quarter of 2005, we completed the following debt transactions:
..    We issued $100 million of 6.05% senior  unsecured notes for net proceeds of approximately $99 million. The notes mature on June 15, 2015. We may call the debentures at any time on or after June 15, 2010.
..    We redeemed for cash the $100 million principal amount of our 7% debentures due March 15, 2007, which at the time had a book value of $88 million. We recognized a loss of $12 million upon the early redemption of these debentures.
..    We redeemed the remaining $191 million of our outstanding 3.50% convertible debentures, due November 1, 2008. The bondholders elected to convert substantially all of their debentures into Corning common stock at a conversion ratio of 103.3592 shares per $1,000 debenture. We issued 20 million shares upon the conversion of the debentures, resulting in an increase to equity of $191 million.

First Quarter
-------------
In the first quarter of 2005, we completed the following debt transactions:

..    We obtained a loan of approximately $48 million,  bearing interest at 2.1%, from a Japanese bank. This loan is part of a 10-year loan agreement entered into in 2004 to fund certain capital expansion activities in Japan.
..    We redeemed $100 million of our outstanding 3.50%  convertible  debentures, due November 1, 2008. The bondholders affected by this redemption elected to convert $98 million of their debentures into Corning common stock at a conversion ratio of 103.3592 shares per $1,000 debenture, with the remaining $2 million repaid in cash. Separately, bondholders elected to convert approximately $6 million of outstanding debentures into Corning common stock. In total, we issued 11 million shares upon the conversion of the debentures, resulting in an increase to equity of $105 million.
..    We repaid a total of $192 million of notes in accordance  with their stated
     repayment schedule. This was primarily comprised of our 5.625% Euro notes.

In addition, in the first quarter of 2005, we completed negotiations with a group of banks on a new revolving credit facility. Concurrent with the closing of this credit facility, we terminated our previous $2 billion revolving line of credit that was set to expire in August 2005. The new facility provides us access to a $975 million unsecured multi-currency revolving line of credit and expires in March 2010. The facility includes two financial covenants, including a leverage test (debt to capital ratio) and an interest coverage ratio (calculated on the most recent four quarters). As of September 30, 2005, we were in compliance with these covenants.

The following table  summarizes the activities  related to our debt  retirements
(both current and  long-term)  for the nine months ended  September 30, 2005 and
2004 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Book Value of            Cash          Shares
                                                              Debentures Retired          Paid          Issued           Loss
------------------------------------------------------------------------------------------------------------------------------------
2005 activity:
   Convertible debentures, 3.5%, due 2008                         $    297             $      2            31
   Other (primarily Euro notes, 5.625%, due 2005)                      198                  198
   Oak 4 7/8% Subordinated notes, due 2005                              96                                  6
   Debentures, 7%, due 2007                                             88                  100                       $    (12)
------------------------------------------------------------------------------------------------------------------------------------
Total 2005 activity                                               $    679             $    300            37         $    (12)
------------------------------------------------------------------------------------------------------------------------------------

2004 activity:
   Convertible debentures, 3.5%, due 2008                         $    368             $     37            38         $    (36)
   Zero coupon convertible debentures, 2%, due 2015                    119                  117
   Other loans payable                                                 111                  111
------------------------------------------------------------------------------------------------------------------------------------
Total 2004 activity                                               $    598             $    265            38         $    (36)
------------------------------------------------------------------------------------------------------------------------------------

In the second quarter of 2005, we completed a common stock offering of 20 million shares for net proceeds of approximately $323 million. The net proceeds from this stock offering are intended to be used primarily to repurchase Corning's remaining zero coupon convertible debentures due on November 8, 2015. At September 30, 2005, these debentures had a carrying value of $276 million. On October 6, 2005, we notified current holders of our election to repurchase any debentures tendered by holders on November 8, 2005.

Both the $100 million of 6.05% debentures and the 20 million shares of common stock, issued in the second quarter of 2005, were issued under our existing $5 billion universal shelf registration statement. At September 30, 2005, our remaining capacity under the shelf registration is approximately $2.1 billion.

5.   Income Taxes

Our provision for income taxes and the related tax rates follow (in millions):
--------------------------------------------------------------------------------
                                 Three months             Nine months
                              ended September 30,      ended September 30,
                              -------------------     -------------------
                                2005        2004        2005        2004
--------------------------------------------------------------------------------

Provision for income taxes     $ (28)     $ (985)      $ (91)     $ (997)
Effective tax rate              17.6%       (61)%       29.9%       (61)%
--------------------------------------------------------------------------------

For the three and nine months ended September 30, 2005, the tax provision reflected the following items:

..    The impact of our inability to record tax benefits on net operating  losses generated in the U.S. and certain foreign jurisdictions;
..    The  benefit  of tax  holidays  and  investment  credits  in Taiwan and tax holidays in China and South Africa; and,
..    The benefit from the reversal of tax contingency  liabilities following the conclusion of Internal Revenue Service (IRS) examinations.

As more fully described in Note 6 (Income Taxes) to the consolidated financial statements of the 2004 Form 10-K, significant events occurred in the third quarter of 2004 requiring us to increase our valuation allowance against certain U.S. and German deferred tax assets. Accordingly, we increased our valuation allowance by $1.2 billion in the third quarter of 2004 to reduce our net deferred tax assets to approximately $530 million.

At September 30, 2005, we had net deferred tax assets of $541 million, which are primarily U.S. net deferred tax assets. We continue to believe it is more likely than not that these U.S. net deferred tax assets are realizable through a tax planning strategy involving the sale of a non-strategic appreciated asset.

We expect to maintain a valuation allowance on future tax benefits until an appropriate level of profitability, primarily in the U.S. and Germany, is sustained or there are tax planning strategies that would enable us to conclude that it is more likely than not that a larger portion of the deferred tax assets would be realizable. Until then, our tax provision will include only the net tax expense attributable to certain foreign operations.

During the third quarter of 2005, Corning filed its 2004 consolidated U.S. Federal income tax return, which included a $3.9 billion worthless stock deduction for the loss on our investment in the photonic technologies business associated with the Pirelli acquisition. This acquisition was completed in December 2000 and was substantially impaired in the second quarter of 2001. Prior to the third quarter of 2005, we did not record a deferred tax asset for this item as the ultimate realization of such deduction was uncertain, and consistent with the requirements of SFAS No. 5, "Accounting for Contingencies," recognition of an asset prior to the time management determines the realization of the asset is probable is prohibited. On September 2, 2005, Corning and the Commissioner of the IRS entered into a closing agreement under section 7121 of the Internal Revenue Code of 1986 which provides that Corning is entitled to this worthless stock deduction. We recorded a $1.5 billion deferred tax asset for this item in the quarter, which was concurrently offset by a valuation allowance of an equal amount due to our current inability to record tax benefits for U.S. net operating losses.

Based on our 2004 consolidated U.S. Federal income tax return as filed, Corning has net operating loss carryforwards of $4.9 billion for U.S. Federal income tax purposes. These operating losses will expire in 2022 ($0.1 billion), 2023 ($0.6 billion) and 2024 ($4.2 billion).

Certain foreign subsidiaries in China, South Africa and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out in future years (2006 to 2009) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective rate is a reduction in the rate of 17% and 14% for the three and nine months ended September 30, 2005, respectively.

We establish tax contingency liabilities when, despite our belief that our tax returns are fully supportable, it is probable that certain positions may not be sustained through the income tax audit process. These liabilities are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of income tax audits, new case law and emerging legislation. In the third quarter of 2005, in conjunction with our reassessment process, we recorded a tax benefit of $14 million following the conclusion of an IRS examination for the years 2001 and 2002.

6.   Earnings (Loss) Per Common Share

The  reconciliation  of the amounts  used in the basic and diluted  earnings per common share from continuing  operations follows (in millions,  except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Three months ended September 30,
                                                     -------------------------------------------------------------------------------
                                                                    2005                                     2004
                                                     -------------------------------------     -------------------------------------
                                                                  Weighted-      Per Share                 Weighted-       Per Share
                                                     Income     Average Shares     Amount      (Loss)    Average Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share               $   203       1,488          $  0.14      $(2,511)       1,399         $ (1.79)

Effect of dilutive securities:
   Stock compensation awards                                          48
   7% mandatory convertible preferred stock (a)                       16
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per common share             $   203       1,552          $  0.13      $(2,511)       1,399         $ (1.79)
------------------------------------------------------------------------------------------------------------------------------------

                                                                             Nine months ended September 30,
                                                     -------------------------------------------------------------------------------
                                                                    2005                                     2004
                                                     -------------------------------------     -------------------------------------
                                                                  Weighted-      Per Share                 Weighted-       Per Share
                                                     Income     Average Shares     Amount      (Loss)    Average Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per common share               $   617       1,444          $  0.43      $(2,348)       1,380         $ (1.70)

Effect of dilutive securities:
   Stock compensation awards                                          39
   7% mandatory convertible preferred stock (a)                       27
   3.50% convertible debentures                            3          13
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per common share             $   620       1,523          $  0.41      $(2,348)       1,380         $ (1.70)
------------------------------------------------------------------------------------------------------------------------------------

(a) On the mandatory conversion date of August 16, 2005, the remaining shares of our 7.00% Series C Mandatory Convertible Preferred Stock were converted into Corning common stock at a conversion rate of 50.813 shares of common stock for each preferred share. Upon conversion of the preferred shares, we issued 31 million shares of Corning common stock resulting in an increase to equity of $62 million.

The following  potential  common shares were  excluded from the  calculation  of diluted earnings (loss) per common share due to their  anti-dilutive  effect or, in the case of stock options,  because their exercise price was greater than the average market price for the periods presented (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Three months                          Nine months
                                                                       ended September 30,                  ended September 30,
                                                                    -----------------------               ----------------------
                                                                       2005           2004                  2005           2004
------------------------------------------------------------------------------------------------------------------------------------
Potential common shares excluded from the calculation of
  diluted earnings per common share:
     Stock options                                                                     32                                    34
     3.5% convertible debentures                                                       39                                    44
     4 7/8% convertible notes (a)                                        4              6                     5               6
     Zero coupon convertible debentures                                  3              3                     3               3
     7% mandatory convertible preferred stock (b)                                      35                                    37
                                                                  -------------------------------------------------------------
     Total                                                               7            115                     8             124
                                                                  =============================================================

Stock options excluded from the calculation of diluted
  earnings (loss) per common share                                      37             61                    50              58
------------------------------------------------------------------------------------------------------------------------------------

(a) In the third quarter of 2005, substantially all holders of our $96 million outstanding Oak 4 7/8% subordinated notes elected to convert their notes into Corning common stock. The conversion ratio was 64.41381 shares of Corning common stock for each $1,000 principal amount of notes. Upon the conversion of these notes, we issued 6 million shares of Corning common stock resulting in an increase to equity of $95 million.
(b) On the mandatory conversion date of August 16, 2005, the remaining shares of our 7.00% Series C Mandatory Convertible Preferred Stock were converted into Corning common stock at a conversion rate of 50.813 shares of common stock for each preferred share. Upon conversion of the preferred shares, we issued 31 million shares of Corning common stock resulting in an increase to equity of $62 million.

7.   Discontinued Operation

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

8.   Inventories

Inventories comprise the following (in millions):
--------------------------------------------------------------------------------
                                    September 30, 2005        December 31, 2004
--------------------------------------------------------------------------------
Finished goods                            $   148                  $   136
Work in process                               171                      172
Raw materials and accessories                 130                      139
Supplies and packing materials                110                       88
--------------------------------------------------------------------------------
Total inventories                         $   559                  $   535
--------------------------------------------------------------------------------

9.   Investments

Investments comprise the following (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Ownership          September 30,       December 31,
                                                                       Interest               2005                2004
                                                                     -------------      ----------------    ---------------
Associated companies at equity
     Samsung Corning Precision Glass Co., Ltd.                            50%               $   757            $    572
     Dow Corning Corporation                                              50%                   462                 324
     Samsung Corning Co., Ltd.                                            50%                   233                 365
     All other                                                        25%-51% (a)               139                 162
                                                                                            -------            --------
                                                                                              1,591               1,423
Other investments (b)                                                                            14                  61
                                                                                            -------            --------
Total                                                                                       $ 1,605            $  1,484
------------------------------------------------------------------------------------------------------------------------------------

(a) Amounts reflect Corning's direct ownership interests in the respective associated companies. Corning does not control any such entities.
(b) Amounts reflect $10 million and $53 million at September 30, 2005 and December 31, 2004, respectively, of available-for-sale securities stated at market. During 2005, Corning recorded impairment charges totaling $25 million for other than temporary declines in the fair value of shares of Avanex below their cost basis. This is in addition to the reversal of previously unrecognized gains on Avanex shares of $14 million included in accumulated other comprehensive income at December 31, 2004 on the consolidated balance sheet. Refer to Note 2 (Restructuring, Impairment and Other Charges and (Credits)) for additional information.

Summarized results of operations for our three significant investments accounted for by the equity method follow:

Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision)
Samsung Corning Precision is a South Korea-based  manufacturer of liquid crystal display glass for flat panel displays.  Samsung Corning  Precision's  results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Three months                       Nine months
                                                                           ended September 30,               ended September 30,
                                                                        ------------------------           ----------------------
                                                                          2005            2004               2005         2004
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations
     Net sales                                                          $    466        $   275            $  1,166      $   774
     Gross profit                                                       $    346        $   211            $    861      $   595
     Net income                                                         $    242        $   137            $    590      $   408
     Corning's equity in earnings of Samsung Corning Precision          $    114        $    68            $    279      $   204
     Dividends received from Samsung Corning Precision                                                     $    108      $    57

Related Party Transactions:
------------------------------------------------------------------------------------------------------------------------------------
     Corning sales of inventory to Samsung Corning Precision            $      0        $     0            $      0      $     6
     Corning purchases from Samsung Corning Precision                   $     18        $    19            $     30      $    56
     Corning transfers of machinery and equipment to Samsung
       Corning Precision at cost (a)                                    $     20        $     0            $     67      $    23
------------------------------------------------------------------------------------------------------------------------------------

(a) Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, resulting in no revenue or gain being recognized on the transaction.

Balances due to and from Samsung Corning Precision were immaterial at September 30, 2005 and December 31, 2004.

Dow Corning Corporation (Dow Corning)
Dow Corning is a U.S. based  manufacturer  of silicone  products.  Dow Corning's results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Three months                      Nine months
                                                                           ended September 30,               ended September 30,
                                                                        ------------------------           ----------------------
                                                                           2005           2004              2005           2004
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                          $    946        $   830            $  2,936      $  2,496
     Gross profit                                                       $    319        $   262            $  1,022      $    770
     Net income                                                         $    117        $    80            $    407      $    168
     Corning's equity in earnings of Dow Corning (a)                    $     58        $    40            $    203      $     81
     Dividends received from Dow Corning                                                                   $     15
------------------------------------------------------------------------------------------------------------------------------------

(a)  Corning's equity in earnings of Dow Corning includes the following:
     . During the second quarter of 2005, Dow Corning recorded a gain on the issuance of subsidiary stock. Our equity earnings included $11 million related to this gain.
     . During the second quarter of 2004, Dow Corning recorded charges related to restructuring actions and adjustments to interest liabilities recorded on its emergence from bankruptcy. Our equity earnings included a $21 million charge related to these actions.

Other - Samsung Corning Co., Ltd. (Samsung Corning)
Samsung Corning is a South Korea-based manufacturer of glass panels and funnels for cathode ray tube (CRT) television and display monitors.

In the third quarter of 2005, Samsung Corning concluded that there was an event of impairment triggered by an accelerated decline in its CRT glass business. In September 2005, Samsung Corning revised its outlook for the CRT glass market and reduced its projected operating results. Samsung Corning management then concluded that impairment charges were necessary for certain manufacturing assets and that certain severance and exit actions will be necessary. As a result, Samsung Corning incurred impairment and other charges of $212 million which reduced Corning's equity earnings by $106 million in the third quarter. None of the charges is expected to result in cash expenditures by Corning.

After the charges described above, Corning's investment in Samsung Corning was $233 million. Corning has determined that a separate impairment of its investment in Samsung Corning was not necessary in the third quarter. We will continue to monitor this investment and it is possible an impairment may be required in the future.

Samsung Corning's results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Three months                      Nine months
                                                                           ended September 30,               ended September 30,
                                                                        ------------------------           ----------------------
                                                                           2005           2004              2005           2004
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                          $    205        $   250            $    627      $    781
     Gross profit                                                       $     28        $    70            $    104      $    198
     Net income (loss)                                                  $   (232)       $   (10)           $   (222)     $     58
     Corning's equity in earnings (losses) of Samsung Corning           $   (115)       $    14            $   (108)     $     30
     Dividends received from Samsung Corning                                                               $     22      $     18
------------------------------------------------------------------------------------------------------------------------------------

10.  Goodwill and Other Intangibles Assets

The  changes  in the  carrying  amount of  goodwill  for the nine  months  ended
September 30, 2005 follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Telecom-             Display
                                                   munications          Technologies           Other (1)             Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2005 (2)                     $     123               $     9             $     150           $    282
Foreign currency translation and other                    (5)                                                            (5)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2005                      $     118               $     9             $     150           $    277
------------------------------------------------------------------------------------------------------------------------------------

(1)  This balance relates to our Specialty Materials operating segment.
(2) In the third quarter of 2004, we recorded an impairment charge of $1,420 million to reduce the carrying value of goodwill in our Telecommunications segment to its implied fair value. Refer to Note 2 (Restructuring, Impairment and Other Charges and (Credits)) for additional information.

Other intangible assets follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                        September 30, 2005                           December 31, 2004
                                                 -------------------------------------------------------------------------------
                                                           Accumulated                                 Accumulated
                                                  Gross    Amortization       Net             Gross    Amortization       Net
------------------------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Patents and trademarks                      $  144       $    86      $    58           $  148       $   79        $    69
     Non-competition agreements                                                                 118          116              2
     Other                                            4             1            3                4            1              3
                                                 ----------------------------------          -----------------------------------
         Total amortized intangible assets          148            87           61              270          196             74
                                                 ----------------------------------          -----------------------------------

Unamortized intangible assets:
     Intangible pension assets                       42                         42               42                          42
                                                 ----------------------------------          -----------------------------------
Total                                            $  190       $    87      $   103           $  312       $  196        $   116
------------------------------------------------------------------------------------------------------------------------------------

Amortized intangible assets are primarily related to the Telecommunications segment.

Estimated amortization expense related to these intangible assets is $13 million in 2006, $12 million in 2007, $11 million in 2008, and insignificant thereafter.

11.  Customer Deposits

In 2005 and 2004, several of Corning's customers entered into long-term purchase and supply agreements in which Corning's Display Technologies segment will supply large-size glass substrates to the customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. During the first nine months of 2005, we received a total of $389 million of deposits against orders. Subsequent to September 30, 2005, we received an additional $13 million of deposits.

Upon receipt of the cash deposits made by customers, we record a customer deposit liability. This liability will be reduced for future product purchases over the life of the agreements. As product is shipped to a customer, Corning will recognize revenue at the selling price and issue credit memoranda for an agreed amount of the customer deposit liability. The credit memoranda will be applied against customer receivables resulting from the sale of product, thus reducing operating cash flows in later periods as these credits are applied for cash deposits received in earlier periods.

Customer  deposits  have been or will be received in the  following  periods (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Nine
                                                                 months ended         Remainder       Estimated 2006
                                                   2004       September 30, 2005       of 2005          and Beyond           Total
------------------------------------------------------------------------------------------------------------------------------------
Customer deposits received                         $204              $389                $93               $295              $981
------------------------------------------------------------------------------------------------------------------------------------

The majority of customer deposits will be received through 2006. For the three and nine months ended September 30, 2005, we issued $11 million and $13 million in credit memoranda, respectively. These credit amounts are not included in the above amounts, and were applied against customer receivables.

Customer deposit liabilities were $560 million and $215 million at September 30, 2005 and December 31, 2004, respectively, of which $149 million and $18 million were recorded in the current liabilities - other accrued liabilities component of our consolidated balance sheets, respectively.

In the event customers do not make all customer deposit installment payments or elect not to purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of customer deposits.

12.  Employee Retirement Plans

The following table  summarizes the components of net periodic  benefit cost for
Corning's  defined  benefit  pension  and  postretirement  health  care and life insurance plans (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Pension benefits                              Postretirement benefits
------------------------------------------------------------------------------------------------------------------------------------
                                             Three months           Nine months              Three months           Nine months
                                            ended Sept. 30,       ended Sept. 30,           ended Sept. 30,       ended Sept. 30,
                                         --------------------  --------------------      --------------------  --------------------
                                          2005          2004    2005          2004         2005         2004     2005         2004
------------------------------------------------------------------------------------------------------------------------------------
Service cost                             $    9       $   10    $   39      $   30       $    2      $    2    $     7       $   7
Interest cost                                26           33       111          99           12          11         33          36
Expected return on plan assets              (30)         (37)     (132)       (111)
Amortization of net loss                      6            5        24          16            3           1          6           5
Amortization of prior service cost            2            2         6           6           (1)         (1)        (3)         (5)
                                         -------------------------------------------------------------------------------------------
Total expense                            $   13       $   13    $   48      $   40       $   16      $   13    $    43       $  43
------------------------------------------------------------------------------------------------------------------------------------

Corning and certain of its domestic subsidiaries also offer postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age. Prior to January 1, 2003, our principal retiree medical plans required retiree contributions each year equal to the excess of medical cost increases over general inflation rates. In response to rising health care costs, in 2002, Corning placed a "cap" on the amount it would contribute toward the cost of its retiree medical plans for salaried and non-union hourly employees. Further, as more fully described in Note 12 (Employee Retirement Plans) to the consolidated financial statements included in our 2004 Form 10-K, Corning will receive a non-taxable subsidy pursuant to Medicare Part D of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Part D subsidy gives Corning the opportunity to restructure the cap so that it takes effect at a later date. The restructured cap is a way for Corning to share the Medicare Part D subsidy with retirees and beneficiaries. The existing cap trigger is 150% of Corning's 2001 retiree medical costs. Effective July 1, 2005, we amended these plans and restructured the cap to be 120% of Corning's expected 2005 retiree medical costs. This amendment to the plans will increase 2005 periodic expense by $6 million.

On October 4, 2005, we issued and contributed 5 million shares of Corning common stock, with a value of approximately $97 million, to our domestic pension plan. We plan to contribute an additional 5 million shares of Corning common stock to this plan by December 31, 2005.

13.  Comprehensive Income (Loss)

Components  of  comprehensive   income  (loss),  on  an  after-tax  basis  where
applicable, follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                         Nine months
                                                                     ended September 30,                  ended September 30,
                                                                  ------------------------              -----------------------
                                                                     2005           2004                  2005           2004
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $    203       $ (2,491)              $   617       $  (2,328)
Other comprehensive income (loss):
   Change in unrealized gain (loss) on investments, net                               (12)                  (33)            (10)
   Reclassification adjustment relating to investments
     included in net income, net                                                                             19
   Change in unrealized gain on derivative
     instruments, net                                                   16             11                    54              14
   Reclassification adjustment relating to derivatives, net             (7)             2                   (22)              7
   Foreign currency translation adjustment, net (a)                    (42)                                (134)            (15)
   Change in minimum pension liability                                   1             (5)                    4              (3)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                                 $    171       $ (2,495)              $   505       $  (2,335)
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

14.  Operating Segments

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

All other operating segments that do not meet the quantitative threshold for separate reporting, certain corporate investments, discontinued operations, and unallocated expenses (including other corporate items) have been grouped as "Unallocated and Other." Unallocated expenses include the following: gains or losses on repurchases and retirement of debt; charges related to the asbestos litigation; restructuring, impairment and other charges and (credits) related to the corporate research and development or staff organizations; and charges for increases in our tax valuation allowance. Unallocated and Other also represents the reconciliation between the totals for the reportable segments and our consolidated operating results.

------------------------------------------------------------------------------------------------------------------------------------
Operating Segments                              Display       Telecom-       Environmental     Life      Unallocated    Consolidated
(in millions)                                Technologies    munications     Technologies    Sciences     and Other         Total
------------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2005
Net sales                                      $   489        $    398        $    144        $    70      $     87      $  1,188
Research, development and engineering
  expenses (1)                                 $    32        $     27        $     29        $    15      $     15      $    118
Restructuring, impairment and other charges
  and (credits)                                               $     28                                                   $     28
Interest expense (2)                           $    12        $      6        $      5        $     1      $      1      $     25
(Provision) benefit for income taxes           $   (30)       $      2                        $     1      $     (1)     $    (28)
Income (loss) before minority interests and
  equity earnings (losses) (3)                 $   246        $    (37)       $     (5)       $    (7)     $    (66)     $    131
Minority interests (4)                                               1                                           (3)           (2)
Equity in earnings (losses) of associated
  companies, net of impairments (5)                117               6                                          (49)           74
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   363        $    (30)       $     (5)       $    (7)     $   (118)     $    203
------------------------------------------------------------------------------------------------------------------------------------

Three months ended September 30, 2004
Net sales                                      $   295        $    412        $    136        $    75      $     88      $  1,006
Research, development and engineering
  expenses (1)                                 $    22        $     21        $     23        $     9      $     13      $     88
Restructuring, impairment and other charges
  and (credits)                                               $  1,802                                     $     (8)     $  1,794
Interest expense (2)                           $    15        $      9        $      7        $     1      $      4      $     36
(Provision) benefit for income taxes           $   (39)       $     (9)                       $    (1)     $   (936)     $   (985)
Income (loss) before minority interests and
  equity earnings (losses) (3)                 $    74        $ (1,785)                       $     2      $   (895)     $ (2,604)
Minority interests (4)                                                                                           (3)           (3)
Equity in earnings (losses) of associated
  companies, net of impairments (5)                 68             (35)                                          63            96
Income from discontinued operations                                                                              20            20
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   142        $ (1,820)       $      0        $     2      $   (815)     $ (2,491)
------------------------------------------------------------------------------------------------------------------------------------

Nine months ended September 30, 2005
Net sales                                      $ 1,224        $  1,240        $    438        $   219      $    258      $  3,379
Research, development and engineering
  expenses (1)                                 $    84        $     71        $     84        $    38      $     43      $    320
Restructuring, impairment and other charges
  and (credits)                                               $     36                                     $     10      $     46
Interest expense (2)                           $    40        $     25        $     15        $     3      $      7      $     90
(Provision) benefit for income taxes           $   (94)       $      1        $      2        $     3      $     (3)     $    (91)
Income (loss) before minority interests
  and equity earnings (losses) (3)             $   482        $    (41)       $    (11)       $   (13)     $   (204)     $    213
Minority interests (4)                                               1                                           (9)           (8)
Equity in earnings of associated companies,
  net of impairments (5)                           285               6                                          121           412
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   767        $    (34)       $    (11)       $   (13)     $    (92)     $    617
------------------------------------------------------------------------------------------------------------------------------------

Nine months ended September 30, 2004
Net sales                                      $   802        $  1,116        $    418        $   233      $    252      $  2,821
Research, development and engineering
  expenses (1)                                 $    57        $     69        $     64        $    27      $     40      $    257
Restructuring, impairment and other charges
  and (credits)                                               $  1,797                                     $     (3)     $  1,794
Interest expense (2)                           $    37        $     41        $     17        $     4      $     10      $    109
(Provision) benefit for income taxes           $   (97)       $     25        $     (5)       $    (6)     $   (914)     $   (997)
Income (loss) before minority interests
  and equity earnings (losses) (3)             $   191        $ (1,853)       $     10        $    12      $ (1,004)     $ (2,644)
Minority interests (4)                                               1                                          (15)          (14)
Equity in earnings (losses) of associated
  companies, net of impairments (5)                204             (32)                                         138           310
Income from discontinued operations                                                                              20            20
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   395        $ (1,884)       $     10        $    12      $   (861)     $ (2,328)
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-direct research, development and engineering expenses are allocated based upon direct project spending for each segment.
(2) Interest expense is allocated to segments based on a percentage of segment net operating assets. Consolidated subsidiaries with independent capital structures do not receive additional allocations of interest expense.
(3) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(4) For the three and nine months ended September 30, 2005, minority interests include gains of $4 million for adjustments to prior years' restructuring and impairment reserves associated with CAV. For the three and nine months ended September 30, 2004, minority interests include gains of $4 million and $17 million, respectively, from the sale of CAV assets in excess of assumed salvage value.
(5) Equity in earnings (losses) of associated companies, net of impairments, includes the following:
     For the three and nine months ended September 30, 2005, a charge of $106 million for Corning's share of Samsung Corning's impairment of certain manufacturing assets and other charges.
     For the three and nine months ended September 30, 2004, an impairment charge of $35 million to write down certain Telecommunications equity method investments to fair value.

A  reconciliation  of reportable  segment net income (loss) to consolidated  net income (loss) follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Three months                        Nine months
                                                                ended September 30,                ended September 30,
                                                            -------------------------          -------------------------
                                                              2005            2004               2005            2004
------------------------------------------------------------------------------------------------------------------------------------
Net income of reportable segments                           $     321      $  (1,676)          $     709      $  (1,467)
Non-reportable operating segments net income (1)                 (119)             9                 (96)            10
Unallocated amounts:
    Non-segment loss and other (2)                                 (4)            (3)                 (7)           (10)
    Non-segment restructuring, impairment and
       other (charges) and credits (3)                                             1                 (25)             5
    Asbestos settlement                                           (68)            50                (189)           (16)
    Interest income                                                17              6                  40             16
    Loss on repurchases of debt                                                   (4)                (12)           (36)
    Provision for income taxes (4)                                 (3)          (934)                 (7)          (931)
    Equity in earnings of associated companies (5)                 59             40                 204             81
    Income from discontinued operations                                           20                                 20
                                                            ---------      ---------           ---------      ---------
Net (loss) income                                           $     203      $  (2,491)          $     617      $  (2,328)
------------------------------------------------------------------------------------------------------------------------------------

(1)  Non-reportable  operating  segments  net  income  includes  the  results of non-reportable operating segments. For the three and nine months ended September 30, 2005, we recorded a charge of $106 million for our share of Samsung Corning's impairment of certain manufacturing assets and other charges for severance and exit costs.
(2) Non-segment loss and other includes the results of non-segment operations and other corporate activities.
(3)  For the  three  and nine  months  ended  September  30,  2005,  non-segment restructuring, impairment and other (charges) and credits includes impairment charges for the other than temporary decline in the market value of Avanex shares. Refer to Note 2 (Restructuring, Impairment and Other Charges and (Credits)).
(4) Provision for income taxes includes taxes associated with non-segment restructuring, impairment and other (charges) and credits.
(5) Equity in earnings of associated companies includes amounts derived from Dow Corning.

Each of our reportable operating segments is concentrated across a relatively small number of customers. For the nine months ended September 30, 2005, four customers of the Display Technologies segment, each of which accounted for more than 10% of segment net sales, accounted for 62% of total segment sales. In the Telecommunications segment, two customers, each of which accounted for more than 10% of this segment's net sales, accounted for 26% of total segment sales in the first nine months of 2005. In the Environmental Technologies segment, three customers, each of which accounted for more than 10% of segment sales, represented 71% of total segment sales for the nine months ended September 30, 2005. In the Life Sciences segment, one customer accounted for 50% of this segment's sales for the nine months ended September 30, 2005.

15.  Subsequent Events

On October 4, 2005, we issued and contributed 5 million shares of Corning common stock to our domestic pension plan. This non-cash contribution approximated $97 million. We plan to contribute an additional 5 million shares of Corning common stock to this plan by December 31, 2005.

On October 6, 2005, we notified all remaining holders of our outstanding zero coupon convertible debentures of our election to use cash to repurchase any debentures tendered by holders on the November 8, 2005 optional repurchase date. At September 30, 2005, these debentures had a carrying value of $276 million.

On October 7, 2005, the assets of O.T.I. S.r.l., a wholly-owned foreign subsidiary were substantially liquidated. As a result, $84 million of cumulative translation will be realized in income in the fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Our key priorities for 2005 remain unchanged from the previous year: protect our financial health, improve our profitability, and invest in the future. During the third quarter of 2005, we made the following progress against these priorities:

Financial Health
Our balance sheet remains strong, and we continued to generate positive cash flows from operating activities. Significant activities during the third quarter of 2005 follow:

..    We reduced long-term debt by calling $96 million of convertible debt, which then converted into Corning common stock.
..    We  received  $155  million in  deposits  against  orders  relating  to our multi-year customer supply agreements in the Display Technologies segment.
..    Our debt to capital ratio declined to 29%.
..    We ended  the  third  quarter  of 2005  with  $2.4  billion  in cash,  cash equivalents and short-term investments. This represents an increase of approximately $537 million from December 31, 2004, primarily due to the proceeds from the common stock offering and cash provided by operating activities more than offsetting the net debt repayments and capital spending.

We have a financial objective to reduce our outstanding debt below $2 billion by the end of 2005. Upon the anticipated fourth quarter 2005 repurchase of our zero coupon convertible debentures, we expect to meet this objective. In April 2005 our public debt ratings were raised to BBB- by both Fitch Ratings and Standard & Poor's and most recently, in September 2005, to Baa3 by Moody's Investors Service.

Profitability
For the three months ended September 30, 2005, we generated net income of $203 million or $0.13 per share compared to a net loss of $2,491 million or $1.78 per share for the same period in 2004. For the nine months ended September 30, 2005, we generated net income of $617 million or $0.41 per share compared to a net loss of $2,328 million or $1.69 per share for the nine months ended September 30, 2004.

We recorded non-recurring charges in the three and nine months ended September 30, 2005 and significant net charges for the same periods in 2004 which impact the comparability of both years. Refer to Note 2 (Restructuring, Impairment and Other Charges and (Credits)), Note 5 (Income Taxes), and Note 9 (Investments) to the consolidated financial statements for additional information.

Investing in Our Future
We continue to invest in a wide array of technologies, with our focus being LCD glass substrates, diesel filters and substrates in response to tightening emissions control standards, and optical fiber and cable and hardware and equipment to enable fiber-to-the-premises.

Our research, development and engineering expenses have increased in both the three and nine month periods ended September 30, 2005, compared to their respective 2004 periods, but have remained relatively constant as a percentage of net sales. We believe our current spending levels are adequate to enable us to execute our growth strategies.

Our capital expenditures are primarily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. Total capital expenditures for the three and nine month periods ended September 30, 2005 were $378 million and $1,076 million, respectively. Of these amounts, $304 million and $895 million, respectively, were directed toward our Display Technologies segment, and $46 million and $120 million, respectively, were directed toward our Environmental Technologies segment.

RESULTS OF OPERATIONS

Selected highlights for the third quarter follow (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                         Three months                                   Nine months
                                                      ended September 30,                           ended September 30,
                                                   ------------------------      % Change        ------------------------   % Change
                                                     2005            2004        05 vs. 04        2005          2004       05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                          $  1,188      $   1,006          18%           $  3,379    $   2,821        20%

 Gross margin                                      $    545      $     404          35%           $  1,457    $   1,050        39%
     (gross margin %)                                   46%            40%                             43%          37%

Selling, general and administrative
  expenses                                         $    178      $     153          16%           $    553    $     479        15%
     (as a % of net sales)                              15%            15%                             16%          17%

Research, development and engineering
  expenses                                         $    118      $      88          34%           $    320    $     257        25%
     (as a % of net sales)                              10%             9%                              9%           9%

Restructuring, impairment and other
  charges                                          $     28      $   1,794        (98)%           $     46    $   1,794      (97)%
     (as a % of net sales)                               2%           178%                              1%          64%

Asbestos settlement                                $     68      $     (50)      (236)%           $    189    $      16     1,081%
     (as a % of net sales)                               6%           (5)%                              6%           1%

Income (loss) from continuing operations
  before income taxes                              $    159      $  (1,619)      (110)%           $    304    $  (1,647)    (118)%
     (as a % of net sales)                              13%         (161)%                              9%        (58)%

Provision for income taxes                         $    (28)     $    (985)       (97)%           $    (91)   $    (997)     (91)%
     (as a % of net sales)                             (2)%          (98)%                            (3)%        (35)%

Equity in earnings of associated companies,
  net of impairments                               $     74      $      96        (23)%           $    412    $     310        33%
     (as a % of net sales)                               6%            10%                             12%          11%

Income (loss) from continuing operations           $    203      $  (2,511)      (108)%           $    617    $  (2,348)    (126)%
     (as a % of net sales)                              17%         (250)%                             18%        (83)%
------------------------------------------------------------------------------------------------------------------------------------

Net Sales
For the three months ended September 30, 2005, the net sales increase compared to the same period in 2004 was the result of continued strong demand for LCD glass substrates in our Display Technologies segment. For the nine months ended September 30, 2005, the net sales increase was the result of strong LCD glass substrate sales and demand for products in our Telecommunications segment to support fiber-to-the-premises projects. Net sales for all other segments was comparable to the respective prior year periods. Movements in foreign exchange rates, primarily the Japanese yen and Euro, did not significantly impact the comparison of net sales between 2005 and 2004.

Cost of Sales
The types of expenses included in the cost of sales line item are: raw materials consumption, including direct and indirect materials; salaries, wages and benefits; depreciation and amortization; production utilities; production-related purchasing; warehousing (including receiving and inspection); repairs and maintenance; inter-location inventory transfer costs; production and warehousing facility property insurance; rent for production facilities; and other production overhead.

Gross Margin
As a percentage of net sales, gross margin improved 6 percentage points for the three and nine months ended September 30, 2005, compared to the respective prior year periods. The improvement in overall dollars and as a percentage of net sales was driven by increased volume and manufacturing efficiencies in our Display Technologies segment.

Selling, General and Administrative Expenses
For the three and nine months ended September 30, 2005, the increase in selling, general and administrative expenses compared to the respective 2004 periods is primarily driven by increases in compensation costs. As a percentage of net sales, selling, general and administrative expenses have remained comparable to the respective prior year periods.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; travel; sales commissions; professional fees; depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses
Research, development and engineering expenses have increased in both the three and nine months ended September 30, 2005 compared to their respective 2004 periods, but have remained somewhat constant as a percentage of net sales. Our expenditures are focused on our Display Technologies, Environmental Technologies and Telecommunications segments as we strive to capitalize on the current market opportunities in those segments.

Restructuring, Impairment and Other Charges and (Credits)
For the three months ended September 30, 2005, we recorded a charge of $30 million related to continued cost reduction actions in the Telecommunications segment and credits of $2 million related to adjustments to prior period restructuring charges. Charges recorded for the nine months ended September 30, 2005 included the third quarter charge associated with the Telecommunications segment and impairment charges for other than temporary declines in the fair value of our investment in Avanex Corporation (Avanex) below its cost basis. Our investment in Avanex is accounted for as an available-for-sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
Securities." We continue to sell our shares of Avanex and, subject to restrictions and the trading volume in Avanex stock, we expect to complete this activity in early 2006. As we did not expect the market value of the Avanex shares to recover in this timeframe, the impairments in the first and second quarters of 2005 were required.

We  recorded  significant  net  charges  during the third  quarter of 2004 which impact the  comparability  of the three and nine months ended September 30, 2005 and 2004. A summary of the net charges and credits  recorded  during the periods follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                           Three months                          Nine months
                                                        ended September 30,                   ended September 30,
                                                     ------------------------             --------------------------
                                                        2005           2004                  2005            2004
------------------------------------------------------------------------------------------------------------------------------------
Impairment of goodwill                                               $  1,420                             $   1,420
Impairment of assets other than goodwill
    Assets to be disposed of by
      sale or abandonment                                                 330             $       6             295
    Assets to be held and used                                             24                                    24
    Impairment of available-for-sale securities                                                  25
Accelerated depreciation                                                                                         39
Loss on sale of businesses                                                 14                                    14
Restructuring charges, net                           $      28              6                    15               2
                                                     ---------       --------             ---------       ---------
Total restructuring, impairment
   other charges                                     $      28       $  1,794             $      46       $   1,794
------------------------------------------------------------------------------------------------------------------------------------

Refer to Note 2 (Restructuring, Impairment and Other Charges and (Credits)) to the consolidated financial statements for additional information.

Asbestos Settlement
For the three and nine months ended September 30, 2005 and 2004, the asbestos settlement activity relates to the quarterly mark-to-market of our common stock that will be contributed to the PCC asbestos settlement agreement if the PCC Plan of Reorganization receives judicial approval. For additional information on this matter, refer to Note 3 (Commitments and Contingencies) to the consolidated financial statements and Part II - Other Information, Item 1. Legal Proceedings.

Income (Loss) from Continuing Operations Before Income Taxes
In addition to the key drivers outlined above, the following had an impact on the results of our income (loss) before income taxes:
--------------------------------------------------------------------------------
                                    Three months                Nine months
                                   ended September 30,       ended September 30,
                                   -------------------       -------------------
                                   2005          2004        2005          2004
--------------------------------------------------------------------------------

(Loss) gain on repurchases and
  retirement of debt, net                        $(4)        $12          $(36)
--------------------------------------------------------------------------------

Also, the comparability of income (loss) from continuing operations before income taxes for the three and nine months ended September 30, 2005 and 2004 was impacted by movements in foreign exchange rates. In the third quarter of 2005, we incurred an exchange rate gain of $1 million compared to a loss of $5 million in the third quarter of 2004. For the nine months ended September 30, 2005, we incurred a net exchange rate loss of $13 million compared to $6 million for the prior year period. In the first quarter of 2005, we incurred an exchange rate loss of $26 million. This exchange rate loss was due to the impact of currency movements on unhedged balance sheet exposures, most notably at our Taiwan subsidiary which changed its functional currency from the new Taiwan dollar (its local currency) to the Japanese yen in the first quarter of 2005. Refer to Note 1 (Basis of Presentation) to the consolidated financial statements for additional information.

Provision for Income Taxes
Our provision for income taxes and the related tax rates follow (in millions):
--------------------------------------------------------------------------------
                                     Three months             Nine months
                                  ended September 30,      ended September 30,
                               ----------------------     ----------------------
                                  2005           2004      2005           2004
--------------------------------------------------------------------------------

Provision for income taxes     $ (28)         $ (985)     $ (91)        $ (997)
Effective tax rate               17.6%          (61%)      29.9%          (61%)
--------------------------------------------------------------------------------

For the three and nine months ended September 30, 2005, the tax provision reflected the following items:

..    The impact of our inability to record tax benefits on net operating  losses generated in the U.S. and certain foreign jurisdictions;
..    The  benefit  of tax  holidays  and  investment  credits  in Taiwan and tax holidays in China and South Africa; and,
..    The benefit from the reversal of tax contingency  liabilities following the conclusion of IRS examinations.

As more fully described in Note 6 (Income Taxes) to the consolidated financial statements of the 2004 Form 10-K, significant events occurred in the third quarter of 2004 requiring us to increase our valuation allowance against certain U.S. and German deferred tax assets. Accordingly, we increased our valuation allowance by $1.2 billion in the third quarter of 2004 to reduce our net deferred tax assets to approximately $530 million.

At September 30, 2005, we had net deferred tax assets of $541 million, which are primarily U.S. net deferred tax assets. We continue to believe it is more likely than not that these U.S. net deferred tax assets are realizable through a tax planning strategy involving the sale of a non-strategic appreciated asset.

We expect to maintain a valuation allowance on future tax benefits until an appropriate level of profitability, primarily in the U.S. and Germany, is sustained or there are tax planning strategies that would enable us to conclude that it is more likely than not that a larger portion of the deferred tax assets would be realizable. Until then, our tax provision will include only the net tax expense attributable to certain foreign operations.

During the third quarter of 2005, Corning filed its 2004 consolidated U.S. Federal income tax return, which included a $3.9 billion worthless stock deduction for the loss on our investment in the photonic technologies business associated with the Pirelli acquisition. This acquisition was completed in December 2000 and was substantially impaired in the second quarter of 2001. Prior to the third quarter of 2005, we did not record a deferred tax asset for this item as the ultimate realization of such deduction was uncertain, and consistent with the requirements of SFAS No. 5, "Accounting for Contingencies," recognition of an asset prior to the time management determines the realization of the asset is probable is prohibited. On September 2, 2005, Corning and the Commissioner of the Internal Revenue Service entered into a closing agreement under section 7121 of the Internal Revenue Code of 1986 which provides that Corning is entitled to this worthless stock deduction. We recorded a $1.5 billion deferred tax asset for this item in the quarter, which was concurrently offset by a valuation allowance of an equal amount due to our current inability to record tax benefits for U.S. net operating losses.

Based on our 2004 consolidated U.S. Federal income tax return as filed, Corning has net operating loss carryforwards of $4.9 billion for U.S. Federal income tax purposes. These operating losses will expire in 2022 ($0.1 billion), 2023 ($0.6 billion) and 2024 ($4.2 billion).

Certain foreign subsidiaries in China, South Africa and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out in future years (2006 to 2009) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective rate is a reduction in the rate of 17% and 14% for the three and nine months ended September 30, 2005, respectively.

We establish tax contingency liabilities when, despite our belief that our tax returns are fully supportable, it is probable that certain positions may not be sustained through the income tax audit process. These liabilities are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of income tax audits, new case law and emerging legislation. In the third quarter of 2005, in conjunction with our reassessment process, we recorded a tax benefit of $14 million following the conclusion of an IRS examination for the years 2001 and 2002.

Equity in Earnings of Associated Companies, Net of Impairments
The following provides a summary of equity in earnings of associated companies, net of impairments (in millions):
--------------------------------------------------------------------------------
                                   Three months                Nine months
                                ended September 30,        ended September 30,
                               --------------------       --------------------
                                2005           2004        2005           2004
--------------------------------------------------------------------------------
Samsung Corning Precision      $ 114         $  68        $ 279         $ 204
Dow Corning Corporation           58            40          203            81
Samsung Corning                 (115)           14         (108)           30
All other                         17           (26)          38            (5)
                               -----         ------       -----         -----
Total equity earnings          $  74         $  96        $ 412         $ 310
--------------------------------------------------------------------------------

The improvement in equity earnings recognized from Samsung Corning Precision for both the three and nine months ended September 30, 2005 compared to their respective 2004 periods is explained in the discussion of the performance of our Display Technologies segment.

The improvement in equity earnings recognized from Dow Corning for the three and nine months ended September 30, 2005 compared to their respective 2004 periods is largely attributable to the following:

..    Strong sales volumes and improved pricing for Dow Corning in 2005.
..    During  the  second  quarter of 2005,  Dow  Corning  recorded a gain on the issuance of subsidiary stock. Our equity earnings included $11 million related to this gain.
..    During the second quarter of 2004, Dow Corning  recorded charges related to restructuring actions and adjustments to interest liabilities recorded on its emergence from bankruptcy. Our equity earnings included a $21 million charge related to these actions.

In the third quarter of 2005, Samsung Corning incurred impairment and other charges of $212 million as a result of a decline in the projected operating results for its CRT glass business. The charge, which included certain manufacturing assets and severance and exit costs, reduced Corning's equity earnings by $106 million in the third quarter. None of the charges is expected to result in cash expenditures by Corning.

As Samsung Corning executes its restructuring plan over the next several quarters, additional severance and shutdown charges may be required. We expect our share of these charges to approximate $30 million.

Refer to Note 9 (Investments) to the consolidated financial statements for additional information relating to Samsung Corning Precision, Dow Corning, and Samsung Corning's operating results.

Income (loss) from Continuing Operations
As a result of the above, our net income and per share data follow (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Three months                           Nine months
                                                                       ended September 30,                   ended September 30,
                                                                     ----------------------               -----------------------
                                                                       2005          2004                   2005            2004
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                             $   203      $ (2,511)               $    617      $  (2,348)
Basic earnings (loss) per common share                               $  0.14      $  (1.79)               $   0.43      $   (1.70)
Diluted earnings (loss) per common share                             $  0.13      $  (1.79)               $   0.41      $   (1.70)
Shares used in computing per share amounts
     Basic earnings (loss) per common share                            1,488         1,399                   1,444          1,380
     Diluted earnings (loss) per common share                          1,552         1,399                   1,523          1,380
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

All other operating segments, which do not meet the quantitative threshold for separate reporting, certain corporate investments, discontinued operations, and unallocated expenses (including other corporate items) have been grouped as "Unallocated and Other." Unallocated expenses include the following: gains or losses on repurchases and retirement of debt; charges related to the asbestos litigation; restructuring, impairment and other charges and (credits) related to the corporate research and development or staff organizations; and charges for increases in our tax valuation allowance. Unallocated and Other also represents the reconciliation between the totals for the reportable segments and our consolidated operating results.

Display Technologies
The  following  table  provides  net  sales  and  other  data  for  the  Display
Technologies segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Three months                                  Nine months
                                                  ended September 30,                           ended September 30,
                                               ------------------------      % Change         -----------------------     % Change
                                                 2005          2004          05 vs. 04         2005          2004         05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------
Sales                                          $   489        $    295          66%           $ 1,224      $    802         53%
Income before equity earnings                  $   246        $     74         232%           $   482      $    191        152%
Equity earnings of associated companies        $   117        $     68          72%           $   285      $    204         40%
Net income                                     $   363        $    142         156%           $   767      $    395         94%
------------------------------------------------------------------------------------------------------------------------------------

The net sales increase for the third quarter of 2005 is largely reflective of the overall LCD market growth. During the third quarter of 2005, glass substrate volumes (measured in square feet of glass sold) increased approximately 73% compared with the same period in 2004. Weighted average selling prices decreased 2% compared to 2004. Included in this weighted average were selling price declines that were offset by increases in the market demand for large-size glass substrates (generation 5 and above), which carry a higher selling price per square foot. For the third quarter of 2005, large-size glass substrates accounted for 70% of total sales volumes, compared to 48% for the third quarter of 2004. Because the sales of the Display Technologies segment are denominated in Japanese yen, our sales are susceptible to movements in the U.S. dollar - Japanese yen exchange rate. Sales growth was negatively impacted by approximately $6 million from a weakening of the Japanese yen compared to 2004.

For the nine months ended September 30, 2005, the net sales increase is largely driven by the same factors as those identified for the third quarter of 2005. For the comparable nine month period, glass substrate volumes increased approximately 53%, while weighted average selling prices increased modestly. Sales of large-size glass substrates accounted for 66% of year to date 2005 sales volumes compared to 43% for the same period in 2004. Movements in the U.S. dollar - Japanese yen exchange rate did not have a significant impact on the comparable nine month periods.

For the three and nine months ended September 30, 2005, the increase in income before equity earnings was primarily the result of higher volumes, ongoing improvements in manufacturing efficiencies, and a lower effective tax rate in 2005.

The increase in our equity earnings from Samsung Corning Precision for the periods presented was largely driven by the same market factors identified for our wholly-owned business. During the third quarter of 2005, Samsung Corning Precision's earnings were negatively impacted by approximately 13% from movements in exchange rates. As a result, the 68% year over year increase in equity earnings was less than the sales volume growth of 83% would have indicated. Equity earnings from Samsung Corning Precision, denominated in Korean won, are susceptible to movements in the exchange rate between the Korean won and the U.S. dollar.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. The most significant customers in these markets are AU Optronics Corp., Chi Mei Optoelectronics Corp., Hannstar Display Corp., Dai Nippon Printing Co., Ltd., Sharp Corporation, and Toppan CFI (Taiwan) Co., Ltd. These customers accounted for 72% and 73% of the Display Technologies segment sales for the three and nine months ended September 30, 2005, respectively. In addition, Samsung Corning Precision's sales are concentrated across a small number of its customers. For the three and nine months ended September 30, 2005, sales to LCD panel makers located in Korea (Samsung Electronics Co., Ltd., LG Philips LCD Co., and BOE Hydis Technology Co., Ltd.) accounted for 89% and 88% of total Samsung Corning Precision sales, respectively.

In 2005 and 2004, Corning and several customers entered into long-term purchase and supply agreements in which the Display Technologies segment will supply large-size glass substrates to the customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. During the first nine months of 2005, we received a total of $389 million of deposits against orders. Subsequent to September 30, 2005, we received an additional $13 million of deposits.

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

In October 2005, Corning announced a $425 million expansion of our LCD manufacturing facility in Taichung, Taiwan. This investment will be used to fund the third phase of the Taichung facility with the majority of the spending planned for 2006 and 2007. The initial manufacturing from this phase will begin in late 2006, with production continuing to come online in 2007.

Outlook:
--------
We expect to see a continuation of the overall industry growth and the trend toward large-size substrates. We have added capacity to meet volume growth in the LCD market, which is anticipated to be more than 50% in 2005. This market growth is expected to occur at varying rates in the principal LCD markets of Japan, Taiwan, China and Korea. Sales of our wholly-owned business are primarily to panel and color filter manufacturers in Japan, Taiwan, and China while customers in Korea are serviced by Samsung Corning Precision. The actual growth rates in these markets will impact our sales and earnings performance.

For the fourth quarter of 2005, we expect volumes for our wholly-owned business and Samsung Corning Precision may be up 3% to 10% in the aggregate, compared to the third quarter of 2005. Pricing in the fourth quarter is expected to be down slightly. In the third quarter of 2005, we began production at our new Taichung, Taiwan manufacturing facility. The ramp of production and our ability to efficiently start up operations may impact profitability in the fourth quarter of 2005. In addition, we are beginning to see increased amounts of larger-sized glass in the marketplace from competitors. There can be no assurance that the end-market rates of growth will continue at the high rates experienced in recent quarters, that we will be able to pace our capacity expansions to actual demand, or that the rate of cost declines will offset price declines in any given period. While the industry has grown rapidly, consumer preferences for panels of differing sizes, or price or other factors, may lead to pauses in market growth, and it is possible that glass manufacturing capacity may exceed demand from time to time. In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment. Current exchange rates in October are unfavorable compared to average exchange rates in the third quarter of 2005.

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Three months                                   Nine months
                                                  ended September 30,                            ended September 30,
                                               ------------------------      % Change         ------------------------   % Change
                                                 2005          2004          05 vs. 04         2005         2004         05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Optical fiber and cable                     $   216       $     202           7%           $   641     $     543         18%
   Hardware and equipment                          182             210        (13)%               599           573          5%
                                               -------       ---------                        -------     ---------
       Total net sales                         $   398       $     412         (3)%           $ 1,240     $   1,116         11%
                                               =======       =========                        =======     =========

Net loss                                       $   (30)      $  (1,820)       (98)%           $   (34)    $  (1,884)      (98)%
------------------------------------------------------------------------------------------------------------------------------------

For the third quarter of 2005, fiber volumes increased 9% while prices declined 5% compared to the third quarter of 2004. The increase in fiber volumes was largely driven by sales in North America, Europe, and Japan. The decline in hardware and equipment sales was driven by lower sales primarily to Verizon Communications Inc. (Verizon) compared to the third quarter of 2004. Volumes were negatively impacted as Verizon continued to reduce inventory levels of its fiber-to-the-premises products. The comparison of sales of the
Telecommunications segment between the third quarter of 2005 and 2004 was affected by the 2004 sale of our frequency controls business. During the third quarter of 2004, the frequency controls business recorded sales of $12 million. Excluding the impact of this divestiture, net sales for the Telecommunications segment in the third quarter of 2005 were comparable to the same period in 2004. Movements in foreign exchange rates, primarily the Euro and Japanese yen, did not have a significant impact on sales for the third quarter of 2005 compared to the third quarter of 2004.

For the nine months ended September 30, 2005, the net sales increase was largely driven by sales in North America and Europe. Stronger North American volumes and sales of the hardware and equipment business were largely the result of sales to Verizon to support their fiber-to-the premises project. Excluding the cumulative impact of the divestiture of our frequency controls business, net sales for the Telecommunications segment increased 17% for the nine months ended September 30, 2005 compared to the prior year period. For the comparable nine month periods, fiber volumes increased 22% and prices declined 6%. Movements in exchange rates did not significantly impact sales for the comparable nine month periods.

For the Telecommunications segment, losses in both periods of 2005 and 2004 were impacted by restructuring, impairment, and other charges and (credits). Refer to Results of Continuing Operations for a detailed discussion of these charges.

The Telecommunications segment continues to have a concentrated customer base. For the three and nine months ended September 30, 2005, 10 customers accounted for 48% and 51% of total segment net sales, respectively. For the same periods, Verizon accounted for 11% and 15% of total segment net sales, respectively.

Outlook:
--------
For the fourth quarter of 2005, we expect net sales to be down between 4% and 7% compared to the third quarter of 2005. Fiber and cable sales are expected to be down 10% to 15% from the third quarter and hardware and equipment sales are expected to be even with the third quarter. Segment net sales will continue to benefit from Verizon's fiber-to-the-premises project. Fourth quarter sales volumes of fiber-to-the-premises products are expected to increase when compared to the third quarter. Fiber-to-the-premises sales to Verizon in the fourth quarter are dependent on Verizon's planned targets for homes passed and connected in 2006. Changes in the expected Verizon deployment plan, or additional reductions in their inventory levels of fiber-to-the-premises products, could also affect the sales level.

Environmental Technologies
The  following  table  provides  net sales and other data for the  Environmental
Technologies segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Three months                                   Nine months
                                                  ended September 30,                            ended September 30,
                                               -----------------------      % Change          ----------------------    % Change
                                                 2005           2004        05 vs. 04          2005          2004       05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Automotive                                  $   121        $    120           1%           $   373      $    366          2%
   Diesel                                           23              16          44%                65            52         25%
                                               -------        --------                        -------      --------
       Total net sales                         $   144        $    136           6%           $   438      $    418          5%
                                               =======        ========                        =======      ========

Net (loss) income                              $    (5)       $      0                        $   (11)     $     10      (210)%
------------------------------------------------------------------------------------------------------------------------------------

The increase in net sales for the three and nine months ended September 30, 2005, versus the same periods in 2004, was the result of continued growth in diesel products sales. Diesel products sales growth continues to be driven by demand from retrofit markets, particularly in Asia. In the first half of 2005, we received letters of intent and other expressions of intent from diesel engine manufacturers to supply filters for their 2007 model year platforms. We are continuing to negotiate with several diesel engine manufacturers to develop supply agreements. Negotiations are likely to continue through the next several quarters. For automotive products, sales in the third quarter of 2005 were flat when compared to the same period last year. A portion of this segment's sales is susceptible to movements in the U.S. dollar - Euro exchange rate. Movements in exchange rates did not have a significant impact on sales for the third quarter of 2005 compared to the third quarter of 2004.

For the three and nine months ended September 30, 2005, the decline in net income compared to the respective 2004 periods is primarily the result of increased development costs and plant start-up costs to support our emerging diesel products. These costs offset the gross margin benefits of increased volumes and the higher mix of premium automotive products. Movements in exchange rates did not significantly impact net income for the comparable periods.

Outlook:
--------
For the fourth quarter of 2005, we expect net sales to be comparable to those of the third quarter. We expect a seasonal decline in automotive products to be offset by a growth in diesel product sales which are expected to grow slightly as demand from the retrofit market is anticipated to remain stable. The retrofit market is volatile, and any unanticipated declines in demand could adversely impact sales.

Life Sciences
The  following  table  provides  net sales and net  (loss)  income  for the Life
Sciences segment (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                     Three months                                   Nine months
                                                  ended September 30,                           ended September 30,
                                               -----------------------      % Change         -----------------------     % Change
                                                 2005           2004        05 vs. 04          2005         2004         05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                      $    70        $     75          (7)%         $    219      $    233          (7)%
Net (loss) income                              $    (7)       $      2        (450)%         $    (13)     $     12        (208)%
------------------------------------------------------------------------------------------------------------------------------------

The decrease in net sales for the three and nine months ended September 30, 2005, when compared to the same periods in 2004, is primarily due to volume decreases as a result of the change in our distribution channel previously disclosed in our 2004 Annual Report on Form 10-K. Movements in foreign exchange rates, primarily the Euro, did not have a significant impact on the comparability of sales.

For the three and nine months ended September 30, 2005, the 2005 net loss compared to income in the respective 2004 periods is largely attributable to the gross margin impact from the lower sales volumes. Additionally, the Life Sciences segment incurred higher operating expenses for both the three and nine month periods ended September 30, 2005 compared to their respective 2004 periods to implement the change in distribution channels and to support new product development efforts.

Outlook:
--------
For the fourth quarter of 2005, we expect net sales to be comparable to those of the third quarter of 2005. We remain encouraged by the results of our efforts to alter our distribution channel in response to one of our 2004 primary distributors changing its business strategy. However, it is unlikely that we will be successful in migrating all of our 2004 sales made through this distributor to our existing primary distributor and other channels. For the full year, we expect sales may be negatively impacted between 5% and 10% as a result of this change in our distribution channel.

LIQUIDITY AND CAPITAL RESOURCES

Customer Deposits
Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates. The deposits will be reduced for future product purchases, thus reducing operating cash flows in later periods as credits are applied for cash deposits received in earlier periods. During the first nine months of 2005, we received a total of $389 million of deposits against orders. Subsequent to September 30, 2005, we received an additional $13 million of deposits.

Customer  deposits  have been or will be received in the  following  periods (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Nine
                                                                 months ended         Remainder       Estimated 2006
                                                  2004        September 30, 2005       of 2005          and Beyond           Total
------------------------------------------------------------------------------------------------------------------------------------
Customer deposits received                        $204               $389                $93               $295              $981
------------------------------------------------------------------------------------------------------------------------------------

The majority of customer deposits will be received through 2006. For the three and nine months ended September 30, 2005, we issued $11 million and $13 million in credit memoranda, respectively. These credit amounts are not included in the above amounts, and were applied against customer receivables.

Financing Structure

Third Quarter
-------------
In the third quarter of 2005, we completed the following debt and common stock transactions:

..    Series C Mandatory  Convertible Preferred Stock were converted into Corning common stock at a conversion rate of 50.813 shares of common stock for each preferred share. Upon conversion of the preferred shares, we issued 31 million shares of Corning common stock resulting in an increase to equity of $62 million.
..    Prior to the September 6, 2005 redemption date,  substantially  all holders of our $96 million outstanding Oak 4 7/8% convertible subordinated notes, due March 1, 2008, elected to convert their notes into Corning common stock. The conversion ratio was 64.4138 shares of Corning common stock for each 1,000 principal amount of notes. Upon the conversion of the notes, we issued 6 million shares of Corning common stock resulting in an increase to equity of $95 million.

On October 4, 2005, we issued and contributed 5 million shares of Corning common stock, with a value of approximately $97 million, to our domestic pension plan. We plan to contribute an additional 5 million shares of Corning common stock to our domestic pension plan by December 31, 2005.

In the second quarter of 2005, we completed a common stock offering of 20 million shares for net proceeds of approximately $323 million. The net proceeds from this stock offering are intended to be used primarily to repurchase Corning's remaining zero coupon convertible debentures due on November 8, 2015. At September 30, 2005, these debentures had a carrying value of $276 million. On October 6, 2005, we notified current holders of our election to repurchase any debentures tendered by holders on November 8, 2005.

Second Quarter
--------------
In the second quarter of 2005, we completed the following debt and common stock transactions:
..    We issued $100 million of 6.05% senior  unsecured notes for net proceeds of approximately $99 million. The notes mature on June 15, 2015. We may call the debentures at any time on or after June 15, 2010.
..    We redeemed for cash the $100 million principal amount of our 7% debentures due March 15, 2007, which at the time had a book value of $88 million. We recognized a loss of $12 million upon the early redemption of these debentures.
..    We redeemed the remaining $191 million of our outstanding 3.50% convertible debentures due November 1, 2008. The bondholders elected to convert substantially all of their debentures into Corning common stock at a conversion ratio of 103.3592 shares per $1,000 debenture. We issued 20 million shares upon the conversion of the debentures, resulting in an increase to equity of $191 million.
..    We completed a common stock  offering of 20 million shares for net proceeds of approximately $323 million.

Both the $100 million of 6.05% debentures and the 20 million shares of common stock were issued under our existing $5 billion universal shelf registration statement. At September 30, 2005, our remaining capacity under the shelf registration is approximately $2.1 billion.

First Quarter
-------------
In the first quarter of 2005, we completed the following debt transactions:
..    We obtained a loan of approximately $48 million,  bearing interest at 2.1%, from a Japanese bank. This loan is part of a 10-year loan agreement entered into in 2004 to fund certain capital expansion activities in Japan.
..    We redeemed $100 million of our outstanding  3.50%  convertible  debentures due November 1, 2008. The bondholders affected by this redemption elected to convert $98 million of their debentures into Corning common stock at a conversion ratio of 103.3592 shares per $1,000 debenture, with the remaining $2 million repaid in cash. Separately, bondholders elected to convert approximately $6 million of outstanding debentures into Corning common stock. In total, we issued 11 million shares upon the conversion of the debentures, resulting in an increase to equity of $105 million.
..    We repaid a total of $192 million of notes in accordance  with their stated
     repayment schedule. This was primarily comprised of our 5.625% Euro notes.

In addition, in the first quarter of 2005 we entered a written agreement with a group of banks on a new revolving credit facility. The new facility provides us access to a $975 million unsecured multi-currency revolving line of credit and expires in March 2010. The facility includes two financial covenants, a leverage test and an interest coverage ratio, both of which we are in compliance. Concurrent with the closing of this credit facility, we terminated our previous $2 billion revolving line of credit that was set to expire in August 2005.

Capital Spending
Capital spending totaled $1,076 million and $556 million during the nine months ended September 30, 2005 and 2004, respectively. Our 2005 forecasted
consolidated   capital  spending  remains  at  $1.5  billion.  Of  this  amount, approximately $1.1 billion to $1.2 billion will be directed toward expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and approximately $160 million will be directed toward our Environmental Technologies segment.

Key Balance Sheet Data
Balance sheet and working  capital  measures are provided in the following table
(dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                    As of September 30,     As of December 31,
                                                                    -------------------     ------------------
                                                                           2005                    2004
------------------------------------------------------------------------------------------------------------------------------------
Working capital                                                          $  1,668                $    945
Working capital, excluding cash and short-term investments               $  (750)                $  (936)
Current ratio                                                               1.7:1                   1.4:1
Trade accounts receivable, net of allowances                             $    631                $    585
Days sales outstanding                                                         48                      52
Inventories                                                              $    559                $    535
Inventory turns                                                               4.7                     4.9
Days payable outstanding                                                       77                      67
Long-term debt                                                           $  1,804                $  2,214
Total debt to total capital                                                   29%                     41%
------------------------------------------------------------------------------------------------------------------------------------

Credit Rating
Our credit ratings were updated from those disclosed in our 2004 Annual Report on Form 10-K as follows:
--------------------------------------------------------------------------------
RATING AGENCY                           Rating                  Outlook
Last Update                         Long-Term Debt            Last Update
--------------------------------------------------------------------------------

Fitch                                    BBB-                   Stable
    April 27, 2005                                          April 27, 2005

Standard & Poor's                        BBB-                   Stable
    April 27, 2005                                          April 27, 2005

Moody's                                  Baa3                   Stable
    September 20, 2005                                    September 20, 2005
--------------------------------------------------------------------------------

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

Contractual Obligations
Other than the early debt repayments described in Note 4 (Debt) to the consolidated financial statements, and mandatory conversion of our 7.00% Series C Mandatory Convertible Preferred Stock into Common Stock on August 16, 2005, described in Note 6, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our 2004 Annual Report on Form 10-K under the caption "Contractual Obligations."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that required management's most difficult, subjective or complex judgments are described in our 2004 Annual Report on Form 10-K and remain unchanged through the third quarter of 2005.

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which replaces SFAS 123 and supercedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value. On April 14, 2005, the SEC issued a new rule that amends the required adoption dates of SFAS 123(R). Under SFAS 123(R), Corning must determine the appropriate fair value model to be used for valuing share-based payments, the attribution method for compensation cost, and the transition method to be used at date of adoption. We will implement the provisions of SFAS 123(R) on January 1, 2006 following the "prospective adoption" transition method. This adoption method requires Corning to begin expensing share-based payments effective January 1, 2006. Prior periods will not be restated.

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

We will continue to follow the nominal vesting period approach for (1) any new share-based awards granted prior to adopting SFAS 123(R) and (2) the remaining portion of unvested outstanding awards after adopting SFAS 123(R). Upon adoption of SFAS 123(R), we will apply the non-substantive vesting period approach to new grants that have retirement eligibility provisions. Had we applied the non-substantive vesting period approach versus the nominal vesting period approach, stock-based compensation cost would have been $11 million and $5 million higher for the nine months ended September 30, 2005 and 2004, respectively, for stock options and restricted share awards.

Our current estimate is that our incremental pretax and after-tax share-based compensation expense will increase by $60 million to $70 million in 2006 and beyond. This amount includes approximately $15 million related to the impact of applying the non-substantive vesting period approach.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges in Nonmonetary Assets
- an amendment of APB Opinion No. 29" (SFAS 153) which became effective in July 2005. This Statement amends APB No. 29, "Accounting for Nonmonetary Transactions," by eliminating an exception for nonmonetary exchanges of similar productive assets and replacing it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Corning adopted SFAS 153 prospectively, on July 1, 2005, as required. The impact of SFAS 153 was not material to Corning's consolidated results of operations and financial condition.

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

ENVIRONMENT

We have been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for [11] active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. We have accrued $13 million for the estimated liability for environmental cleanup and related litigation at September 30, 2005. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

Our sales could be negatively impacted if one or more of our key customers substantially reduce orders for our products

     Our customer base is relatively concentrated with 10 or fewer significant customers accounting for a high percentage (greater than 50%) of net sales in most of our businesses. Corning's twelve largest customers account for about 50% of our sales. However, no individual customer accounts for more than 10% of consolidated sales.

     Our Display Technologies, Telecommunications, Environmental Technologies, and Life Sciences segments have concentrated customer bases. If we lose a significant customer in any of these businesses, or if one or more significant customers reduce orders, our sales could be negatively impacted. Corning's Display Technologies segment manufactures and sells glass substrates to a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. The most significant customers in these markets are AU Optronics Corp., Chi Mei Optoelectronics Corp., Hannstar Display Corp., Dai Nippon Printing Co., Ltd., Sharp Corporation, and Toppan CFI (Taiwan) Co., Ltd. For the nine months ended September 30, 2005, these LCD customers accounted for 73% of the Display Technologies segment sales. In addition, Samsung Corning Precision's sales were also concentrated, with three LCD panel makers in Korea (Samsung Electronics Co., Ltd., LG Philips LCD Co., and BOE Hydis Technology Co., Ltd.) accounting for 88% of sales for the nine months ended September 30, 2005.

     Although the sale of LCD glass substrates has increased from quarter to quarter in 2005, there can be no assurance that this positive trend will continue. Our customers are LCD panel and color filter makers, and as they switch to larger size glass, the pace of their orders may be uneven while they adjust their manufacturing processes and facilities. Additionally, consumer preferences for panels of differing sizes, or price or other factors, may lead to pauses in market growth from time to time. There is further risk that our customers may not be able to maintain profitable operations or access sufficient capital to fund ongoing expansions, which may limit their pace of orders to us.

     Our  Telecommunications  segment  customers'  purchases of our products are affected by their capital expansion plans, general market and economic uncertainty and regulatory changes, including broadband policy. For the nine months ended September 30, 2005, one customer accounted for 15% of our Telecommunications segment sales, and 10 customers accounted for 51% of total segment sales. Sales in the Telecommunications segment continue to be impacted by Verizon's fiber-to-the-premises project. Fiber-to-the-premises sales to Verizon are dependent on Verizon's planned targets for homes passed and connected. Changes in Verizon's deployment plan, or additional reductions in their inventory levels of fiber-to-the-premises products, could adversely affect future sales.

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

     Sales in our Life Sciences segment in 2004 were primarily through two large distributors to government entities, pharmaceutical and biotechnology companies, hospitals, universities and other research facilities. One of Life Sciences primary distributors changed its business strategy, and Corning notified this distributor that it would not renew its existing distribution agreement, which expired in April 2005. We are actively working to transition the sales through this distributor to our remaining primary distributor and other existing and developing channels. However, this change will likely adversely impact sales volumes in the short term. For the full year, sales may be adversely impacted by approximately 10% as a result of this change in our distribution channel. For the nine months ended September 30, 2005, our remaining primary distributor accounted for 50% of total segment sales.

If we do not successfully adjust our manufacturing volumes and fixed cost structure, or achieve manufacturing yields or sufficient product reliability, our operating results could suffer, and we may not achieve profitability levels anticipated

     We are investing heavily in additional manufacturing capacity of certain businesses, including forecasted 2005 capital spending of $1.1 billion to $1.2 billion to expand our liquid crystal display glass facilities in response to anticipated increases in customer demand and approximately $160 million in anticipation of the emerging market for diesel emission control systems. The speed of constructing the new facilities presents challenges. We may face technical and process issues in moving to commercial production. There can be no assurance that Corning will be able to pace its capacity expansion to the actual demand. While the LCD industry has grown rapidly, it is possible that glass manufacturing capacity may exceed customer demand during certain periods.

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

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts and components to meet the demands of our customers

     Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers and our internal manufacturing capacity. We may experience shortages that could adversely affect our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter these problems in the future. Furthermore, certain of our components are available only from a single source or limited sources. We may not be able to find alternate sources in a timely manner. A reduction or interruption in supplies, or a significant increase in the price of supplies could have a material adverse effect on our businesses.

     During the third quarter of 2005, certain suppliers suffered disruptions from hurricanes in the southern United States. Although we have not encountered any significant supply shortages, we cannot guarantee we will not in the future.

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

If the markets for our products do not develop and expand as we anticipate, demand for our products may decline, which would negatively impact our results of operations and financial performance

     The markets for our products are characterized by rapidly changing technologies, evolving industry government standards and frequent new product introductions. Our success is expected to depend, in substantial part, on the timely and successful introduction of new products, upgrades of current products to comply with emerging industry government standards, and our ability to compete with new technologies and products of other suppliers. In addition, the following factors related to our products and the markets for them, if not achieved, could have an adverse impact on our results of operations:

..    our ability to introduce  leading  products  such as glass  substrates  for
     liquid  crystal  displays,   optical  fiber  and  cable  and  hardware  and
     equipment,   and   environmental   substrate   products  that  can  command
     competitive prices in the marketplace;
..    our  ability  to  maintain  or  achieve  a  favorable  sales  mix of  large generation sizes of liquid crystal display glass;
..    our ability to anticipate technological and market trends;
..    our ability to develop new  products  in response to  favorable  government regulations and laws, particularly environmental substrate diesel filter products in the Environmental Technologies segment;
..    continued strong demand for notebook computers;
..    the rate of  substitution  by end-users  purchasing LCD monitors to replace cathode ray tube monitors;
..    the rate of  growth  in  purchases  of LCD  televisions  to  replace  other technologies;
..    the rate of growth of the fiber-to-the-premises build-out in North America.

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

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

     At September 30, 2005, Corning had goodwill of $277 million and other intangible assets of $103 million. While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur or change based on market conditions.

We may be limited in our ability to obtain additional capital on commercially reasonable terms

     Although we believe existing cash, short-term investments and borrowing capacity, collectively, provide adequate resources to fund ongoing operating requirements, we may be required to seek additional financing to compete effectively in our markets. Our public debt ratings affect our ability to raise capital and the cost of such capital. Our ratings as of October 28, 2005 were BBB- from both Fitch, Inc. and Standard & Poor's, a division of the McGraw-Hill Companies, Inc. and Baa3 from Moody's Investors Service, a subsidiary of Moody's Corporation. Any downgrades may increase our borrowing costs and affect our ability to access the debt capital markets.

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

If our products or materials purchased from our suppliers experience performance issues, our business will suffer

     Our business depends on the production of excellent products of consistently high quality. To this end, our products, including materials purchased from our suppliers, are tested for quality both by us and our customers. Nevertheless, our products are highly complex, and our customers' testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems unforeseeable in testing), our products and materials purchased from our suppliers may fail to perform as expected. In some cases, product redesigns or additional capital equipment may be required to correct a defect. In addition, any significant or systemic product failure could result in customer relations problems, lost sales, and financial damages.

We face intense competition in most of our businesses

     We expect that we will face additional competition from existing competitors, low cost manufacturers and new entrants. Because some of the markets in which we compete have been historically characterized by rapid growth and technology changes, smaller niche and start-up companies, or companies with lower operating costs may become our principal competitors in the future. We must invest in research and development, expand our engineering, manufacturing and marketing capabilities, and continue to improve customer service and support in order to remain competitive. We cannot provide assurance that we will be able to maintain or improve our competitive position.

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

Current or future litigation may harm our financial condition or results of operations

     Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits against PCC and several other defendants involving claims alleging personal injury from exposure to asbestos. As described in Legal Proceedings, our negotiations with the representatives of asbestos claimants have produced a tentative settlement, but certain cases may still be litigated and the final approval of the tentative settlement is subject to a number of uncertainties. Final approval of a global settlement through the PCC bankruptcy process may impact the results of operations for the period in which such costs, if any, are recognized. Total charges of $635 million have been incurred through September 30, 2005; however, additional charges are possible due to the potential fluctuation in the price of our common stock, other adjustments in the proposed settlement, and other litigation factors.

We face risks related to our international operations and sales

     We have customers and significant operations, including manufacturing and sales, located outside the U.S. We have large manufacturing operations for liquid crystal display glass substrates in the Asia-Pacific region, including equity investments in companies operating in South Korea that make liquid crystal display glass and in China that make telecommunications products, and several significant customers are located in this region. As a result of these and other international operations, we face a number of risks, including:

     .    geographical concentration of our factories and operations;
     . major health concerns such as Severe Acute Respiratory Syndrome (SARS) or avian flu;
     .    difficulty of effectively managing our diverse global operations;
     .    change in regulatory requirements;
     .    tariffs,  duties  and  other  trade  barriers  including  anti-dumping duties;
     .    undeveloped legal systems; and
     .    political and economic instability in foreign markets.

     Any of these items could cause our sales and/or profitability to be significantly reduced.

We face risks through our equity method investments in companies that we do not control

     Corning's net income includes significant equity in earnings of associated companies. For the nine months ended September 30, 2005, we have recognized $412 million of equity earnings, of which $482 million came from our two largest investments; Dow Corning Corporation (which makes silicone products) and Samsung Corning Precision Glass Co., Ltd. (which makes liquid crystal display glass). Samsung Corning Precision is located in the Asia-Pacific region and, as such, is subject to those geographic risks referred to above. With 50% or lower ownership, we do not control such equity companies nor their management and operations. Performance of our equity investments may not continue at the same levels in the future. In the third quarter of 2005, we recognized charges associated with Samsung Corning Co., Ltd. (our 50% equity method investment that makes glass panels and funnels for conventional televisions), which recorded significant fixed asset impairment charges. As the conventional television market will be negatively impacted by strong growth in the LCD glass market, it is reasonably possible that Samsung Corning Co., Ltd. may incur additional restructuring or impairment charges or net operating losses in the future.

We face risks due to foreign currency fluctuations

     Because we have significant customers and operations outside the U.S., fluctuations in foreign currencies, especially the Japanese yen and Euro, affect our sales and profit levels. Foreign exchange rates may make our products less competitive in countries where local currencies decline in value relative to the dollar. Sales in our Display Technologies segment are denominated in Japanese yen. For the nine months ended September 30, 2005, the Display Technologies segment represented 36% of Corning's sales. Based on the expected sales growth of the Display Technologies segment, our exposure to currency fluctuations is increasing. Although we hedge significant transaction risk, we do not currently hedge translation risk.

If the financial condition of our customers declines, our credit risks could increase

     We have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable, as well as the loss of such customer's ongoing business. If our customers fail to meet their payment obligations to us, including deposits due under long-term purchase and supply agreements in our Display Technologies segment, we could experience reduced cash flows and losses in excess of amounts reserved. As of September 30, 2005, reserves for trade receivables totaled approximately $28 million.

We may not have adequate insurance coverage for claims against us

     We face the risk of loss resulting from, and adverse publicity associated with, product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect. Our insurance costs have increased and may increase further. We may not be able to get adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policies could require us to pay substantial sums. Some of the carriers in our excess insurance programs are in liquidation and may not be able to respond if we should have claims reaching into excess layers. The financial health of other insurers may deteriorate and these insurers may not be able to respond if we should have claims reaching into excess layers. In addition, we may not be able to insure against certain risks or obtain some types of insurance, such as political risks, terrorism or war insurance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposures during the first nine months of 2005. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2004 Annual Report on Form 10-K.


ITEM 4.  CONTROLS AND PROCEDURES

Corning  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of Corning's management, including Corning's chief executive officer and its chief financial officer, of the effectiveness of the design and operation of Corning's disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report. Based upon the evaluation, the chief executive officer and chief financial officer concluded that Corning's disclosure controls and procedures are effective to ensure that information required to be disclosed by Corning in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fiscal quarter ended September 30, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued $13 million for its estimated liability for environmental cleanup and litigation at September 30, 2005. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

Schwinger and Stevens Toxins Lawsuits. All Schwinger and Stevens related cases have been resolved without monetary contribution by Corning. The complaints in these matters were dismissed with prejudice by a court order dated January 2005.

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

Under the terms of the Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Dow Corning has paid approximately $1.6 billion (inclusive of insurance) to the Settlement Trust and subject to a number of conditions, may pay up to an additional $1.6 billion ($710 million after-tax) over 16 years. Dow Corning has satisfied the claims of its commercial creditors, except that certain commercial creditors continue to pursue an appeal to the U.S. Court of Appeals of the Sixth Circuit seeking from Dow Corning an additional sum of approximately $80 million for interest at default rates and enforcement costs. The appeal was argued on July 27, 2005. Corning believes the risk of loss to Dow Corning (net of amounts reserved) is remote.

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

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and had insufficient remaining insurance and assets to deal with its alleged current and future liabilities. More than 100,000 additional claims have been filed with PCC after its bankruptcy filing. As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in 2001 to fully impair its investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC's asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC's asbestos products. Corning is also currently named in approximately 11,500 other cases (approximately 44,000 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

On March 28, 2003, Corning announced that it had also reached agreement with representatives of current and future asbestos claimants on a settlement arrangement that was thereafter incorporated into the PCC Plan. This settlement remains subject to a number of contingencies, including approval by the Bankruptcy Court. Corning's settlement will require the contribution, if the Plan is approved and becomes effective, of its equity interest in PCC, its one-half equity interest in PCE, and 25 million shares of Corning common stock. The settlement also requires Corning to make cash payments of $150 million (net present value as of September 30, 2005) in six installments beginning one year after the Plan is effective. In addition, Corning will assign policy rights or proceeds under primary insurance from 1962 through 1984, as well as rights to proceeds under certain excess insurance, most of which falls within the period from 1962 through 1973. In return for these contributions, Corning expects to receive a release and an injunction channeling asbestos claims against it into a settlement trust under the PCC Plan.

Corning recorded an initial charge of $298 million in the period ending March 31, 2003 to reflect the settlement terms. However, the amount of the charge for this settlement requires adjustment each quarter based upon the change in Corning's common stock price prior to contribution of the shares to the trust. During the third quarter of 2005, Corning recorded a charge of $68 million to reflect the mark-to-market of Corning common stock. Beginning with the first quarter of 2003 and through September 30, 2005, Corning recorded total net charges of $635 million to reflect the initial settlement and subsequent mark-to-market adjustments for the change in the value of Corning common stock.

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

Astrium. In December of 2000, Astrium, SAS and Astrium, Ltd. filed a complaint for negligence in the U.S. District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc. (NetOptix), OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries
(prior to Corning's acquisition of NetOptix) in such a way that the amount of electricity the satellite can produce and their effective life were materially reduced. NetOptix has denied that the coatings produced by NetOptix or its subsidiaries caused the damage alleged in the complaint, or that it is legally liable for any damages that Astrium may have experienced. In April 2002, the Court granted motions for summary judgment by NetOptix and other defendants to dismiss the negligence claims, but permitted plaintiffs to add fraud and negligent misrepresentation claims against all defendants and a breach of warranty claim against NetOptix and its subsidiaries. In October 2002, the Court again granted defendants' motions for summary judgment and dismissed the negligent misrepresentation and breach of warranty claims. The intentional fraud claims were dismissed against all non-settling defendants on February 25, 2003. On March 19, 2003, Astrium appealed all of the Court's rulings regarding the various summary judgment motions to the Ninth Circuit Court of Appeals. Briefing will be completed in the fourth quarter of 2005. A hearing for oral argument should set in the first half of 2006. Recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

Furukawa Electric Company. On February 3, 2003, The Furukawa Electric Company (Furukawa) filed suit in the Tokyo District Court in Japan against Corning Cable Systems International Corporation (CCS International) alleging infringement of Furukawa's Japanese Patent No. 2,023,966 which relates to separable fiber ribbon units used in optical cable. Furukawa's complaint requested slightly over 6 billion Japanese yen in damages (approximately $56 million) and an injunction against further sales in Japan of these fiber ribbon units. CCS International denied the allegation of infringement and asserted that the patent is invalid. On October 29, 2004, the Tokyo District Court issued its ruling in favor of CCS International on both non-infringement and patent invalidity. Furukawa appealed from this ruling to the Tokyo Court of Appeals. In the third quarter of 2005, Furukawa and CCS International reached a settlement upon mutually acceptable terms, including cross licenses of certain patents relating to optical fiber cable products. This settlement will have no material adverse impact to Corning's financial results.

PicVue Electronics Ltd., PicVue OptoElectronics International, Inc., and Eglasstrek Gmbh. In June 2002, Corning brought an action in the U.S. District Court for the Western District of New York to restrain the use of its trade secrets relating to certain machinery used for liquid crystal display glass melting. In July 2003, the District Court granted a preliminary injunction in favor of Corning, subject to Corning's posting a bond. PicVue, a Taiwanese company, filed a counterclaim alleging violations of the antitrust laws and appealed from the granting of the preliminary injunction. The U.S. Court of Appeals affirmed and remanded the case to the District Court to clarify its injunction and to determine the amount of the bond. In early July 2005, Corning reached a settlement with the two PicVue entities resolving Corning's trade secret claim and dismissing PicVue's counterclaim. Corning and Eglasstrek have also reached a settlement. As a result, agreed judgments with respect to both PicVue and Eglasstrek have been entered by the District Court. In October 2005, PicVue and Corning announced they had amicably resolved and settled the litigation, and the U.S. Attorney's Office announced arrest of a suspect accused of misappropriating Corning proprietary information. This settlement will have no material adverse impact to Corning's financial results.

Tyco Electronics Corporation and Tyco Technology Resources, Inc. On August 13, 2003, CCS Holdings Inc. (CCS), a Corning subsidiary, filed an action in the U.S. District Court for the Middle District of North Carolina against Tyco Electronics Corporation and Tyco Technology Resources, Inc. (Tyco), asking the court to declare a Tyco patent invalid, unenforceable and not infringed by CCS. The patent generally relates to a type of connector for optical fiber cables. Tyco filed an answer and counterclaim alleging patent infringement by CCS of the same patent and seeking unspecified monetary damages and an injunction. In September 2005, the parties amicably resolved the matter by signing a settlement agreement, without material impact on Corning's financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides information about our purchases of our common stock during the fiscal third quarter of 2005:

Issuer Purchases of Equity Securities

------------------------------------------------------------------------------------------------------------------------------------
                                          Total              Average             Total Number of              Approximate Dollar
                                         Number               Price            Shares Purchased as           Value of Shares that
                                        of Shares           Paid per            Part of Publicly             May Yet Be Purchased
Period                                Purchased (a)         Share (a)          Announced Plan (b)             Under the Plan (b)
------------------------------------------------------------------------------------------------------------------------------------
July 1-31, 2005                           29,872             $17.99                    0                              $0
August 1-31, 2005                        305,210             $19.46                    0                              $0
September 1-30, 2005                       7,132             $20.76                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------
Total                                    342,214             $19.36                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------

(a) This column reflects the following transactions during the fiscal third quarter of 2005: (i) the deemed surrender to us of 339,758 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 2,456 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(b) During the period ended September 30, 2005, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.

ITEM 6.  EXHIBITS

(a)      Exhibits

         Exhibit Number       Exhibit Name
         --------------       ------------
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






November 2, 2005                           /s/ JAMES B. FLAWS
----------------                -----------------------------------------
      Date                                   James B. Flaws
                                Vice Chairman and Chief Financial Officer
                                      (Principal Financial Officer)




November 2, 2005                         /s/ KATHERINE A. ASBECK
----------------                -----------------------------------------
      Date                                 Katherine A. Asbeck
                                     Senior Vice President - Finance
                                     (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number          Exhibit Name
--------------          ------------
     12                 Computation of Ratio of Earnings to Fixed Charges

    31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

    31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

     32                 Certification Pursuant to 18 U.S.C. Section 1350

                                                                      Exhibit 12
CORNING INCORPORATED AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(In millions, except ratios)

                                                        Nine months ended
                                                       September 30, 2005
                                                       ------------------
Income before income taxes                                 $    304
Adjustments:
    Distributed income of equity investees                      216
    Fixed charges net of capitalized interest                   110
                                                           --------

Income before taxes and fixed charges, as adjusted         $    630
                                                           ========

Fixed charges:
   Interest expense (a)                                    $     90
   Portion of rent expense which represents an
     appropriate interest factor (b)                             20
   Capitalized interest                                          21
                                                           --------

Total fixed charges                                             131
Capitalized interest                                           (21)
                                                           -------

Total fixed charges, net of capitalized interest           $    110
                                                           ========

Ratio of earnings to fixed charges                             4.8x
                                                           ========

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

November 2, 2005

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

November 2, 2005

/s/              James B. Flaws
     -----------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer
     (Principal Financial Officer)

                                                                      Exhibit 32



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Corning Incorporated (the Company) on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), we, Wendell P. Weeks, President and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 2, 2005


/s/  Wendell P. Weeks
     -----------------------------------------
     Wendell P. Weeks
     President and Chief Executive Officer


/s/  James B. Flaws
     -----------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer