Form 10-K
period 2005-12-31
CORNING INC /NY
filed 2006-02-24
CIK 24741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____ to _____

     Commission file number:  1-3247

                              CORNING INCORPORATED
             (Exact name of registrant as specified in its charter)

              NEW YORK                                  16-0393470
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

  ONE RIVERFRONT PLAZA, CORNING, NY                       14831
(Address of principal executive offices)               (Zip Code)

                                  607-974-9000
              (Registrant's telephone number, including area code)

                                     [None]
              (Former name, former address and former fiscal year,
                         if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered
-----------------------               -----------------------------------------
Common Stock, $0.50 par                        New York Stock Exchange
    value per share                               SWX Swiss Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                  Yes  X   No
                                      ---     ---

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                                  Yes      No  X
                                      ---     ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X   No
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. X
           ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ X ]  Accelerated filer [ ]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes      No  X
                                      ---     ---

As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $23 billion based on the $16.62 as reported on the New York Stock Exchange.

There were 1,545,982,974 shares of Corning's common stock issued and outstanding as of January 31, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement dated February 27, 2006, and filed for the Registrant's 2005 Annual Meeting of Shareholders are incorporated into Part III, as specifically set forth in Part III.

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

Display Technologies Segment

Corning's Display Technologies segment manufactures glass substrates for active matrix liquid crystal displays (LCDs), that are used primarily in notebook computers, flat panel desktop monitors, and LCD televisions. Corning's facilities in Kentucky, Japan and Taiwan and those of Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision, which is 50% owned by Corning) in South Korea develop, manufacture and supply high quality glass substrates using a proprietary fusion manufacturing process and technology expertise. Samsung Electronics Co., Ltd. has a 43% interest in Samsung Corning Precision, which sells glass to LCD panel manufacturers in Korea. Another shareholder owns the remaining 7% interest in Samsung Corning Precision. Panel manufacturers in the other leading LCD-producing areas of the world, Japan, Taiwan, Singapore and China, are supplied by Corning.

Corning has been a leader to market with new large-generation sized glass substrates used by our customers in the production of larger LCDs for monitors and television. We are recognized for providing product innovations that help our customers produce larger, lighter, thinner and higher-resolution displays more affordably. Glass substrates are currently available in sizes up to Generation 6 (1500mm x 1800mm), and Generations 7 (1870mm x 2200mm) and 7.5 (1950mm x 2250mm) were introduced from Samsung Corning Precision in 2005. Large substrates allow LCD manufacturers to produce larger and a greater number of panels from each substrate. The larger size leads to economies of scale for LCD manufacturers and is expected to help lower display prices for consumers in the future. At the end of 2005, approximately 76% of Corning and Samsung Corning Precision's volume of LCD glass was Generation 5 (1100mm x 1250mm) and higher.

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

LCD glass manufacturing is a highly capital intensive business. Corning continues to make significant investments to expand its LCD glass facilities in response to anticipated customer demand. The environment is very competitive. Important success attributes include efficient manufacturing, access to capital, technology know-how, and patents.

Patent protection and proprietary trade secrets are important to the segment's operations. The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Reference is made to the material under the heading "Patents and Trademarks" for information relating to patents and trademarks.

The Display Technologies segment represented 38% of Corning's sales for 2005.

Telecommunications Segment

The Telecommunications segment produces optical fiber and cable, and hardware and equipment products for the worldwide telecommunications industry. Corning invented the world's first low-loss optical fiber more than 30 years ago. It offers a range of optical fiber technology products and enhancements for a variety of applications, including premises, fiber-to-the-premises access, metropolitan, long-haul and submarine networks. Corning makes and sells InfiniCor(R) fibers for local area networks, data centers and central offices; NexCor(R) fiber for converged services networks; SMF-28e(R) single mode optical fiber that provides additional transmission wavelengths in metropolitan and access networks; MetroCor(R) fiber products for metropolitan networks; LEAF(R) optical fiber for long-haul, regional and metropolitan networks; and Vascade(R) submarine optical fibers for use in undersea networks. Corning has two large optical fiber manufacturing facilities in North Carolina, as well as a controlling interest in Shanghai Fiber Optics Co., Ltd. in China. As a result of lowered demand for optical fiber products, in 2002 Corning mothballed its optical fiber manufacturing facility in Concord, North Carolina and transferred certain capabilities to its Wilmington, North Carolina facility. Corning believes that the Concord facility can be returned to productive capacity within six to nine months of a decision to reopen.

A significant portion of Corning's optical fiber is sold to subsidiaries such as Corning Cable Systems LLC (Corning Cable Systems), Corning Cable Systems GmbH, and Norddeutsche Seekabelwerke GmbH & Co., KG (NSW). Optical fiber is cabled prior to being sold in cable form. The remaining fiber production is sold directly to end users or third party cablers around the world. Corning's cabling operations include large facilities in North Carolina and Germany and smaller regional locations or equity affiliates.

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

The Telecommunications segment represented 35% of Corning's sales for 2005.

Environmental Technologies Segment

Corning's environmental products include ceramic technologies and solutions for emissions and pollution control in mobile and stationary applications around the world, including gasoline and diesel substrate and filter products. In response to new and tightening emission control obligations around the world, Corning has continued to develop more efficient substrate products with higher density and greater surface area. Corning manufactures these products in New York, Virginia, China, Germany and South Africa. Cormetech Inc., 50% owned by Corning and 50% owned by Mitsubishi Heavy Industries Ltd. of Japan, manufactures ceramic environmental substrate products at its North Carolina and Tennessee facilities for use in power plants. Corning is investing in new ceramic substrate and filter technologies for diesel emission control device products, with a new production facility in New York to produce such products for diesel vehicles worldwide. Corning sells its ceramic substrate and filter products worldwide to manufacturers of emission control systems who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of Corning substrates and filters is generally required by the specifications of the automotive and diesel engine manufacturers.

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

The Environmental Technologies segment represented 13% of Corning's sales for 2005.

Life Sciences Segment

Life Sciences laboratory products include microplate products, coated slides, filter plates for genomics sample preparation, plastic cell culture dishes, flasks, cryogenic vials, roller bottles, mass cell culture products, liquid handling instruments, Pyrex(R) glass beakers, pipettors, serological pipettes, centrifuge tubes and laboratory filtration products. Corning sells products under 3 primary brands: Corning, Costar and Pyrex. Corning manufactures these products in Maine, New York, United Kingdom and Mexico and markets them worldwide, primarily through distributors, to government entities, pharmaceutical and biotechnology companies, hospitals, universities and other research facilities.

Patent protection is important to the segment's operations, particularly for some of its emerging products. The segment has a growing portfolio of patents relating to its products, technologies and manufacturing processes. Brand recognition, through some well known trademarks, is important to the segment. Reference is made to the material under the heading "Patents and Trademarks" for information relating to the Company's patents and trademarks.

The Life Sciences segment represented approximately 6% of Corning's sales for 2005.

Other Products

Other products made by Corning include semiconductor optics, ophthalmic glass and plastic products, technical products, such as polarizing glass, glass for high temperature applications and machinable glass ceramic products. Semiconductor optics manufactured by Corning include: high-performance optical material products; optical-based metrology instruments; and optical assemblies for applications in the global semiconductor industry. Corning's semiconductor optics products are manufactured in New York. Other specialty glass products include glass lens and window components and assemblies. Other specialty glass products are made in New York, Virginia, United Kingdom and France or sourced from China. Corning's Eurokera and Keraglass equity ventures with Saint Gobain Vitrage S.A. of France manufacture smooth cooktop glass/ceramic products in France, China, and South Carolina.

Corning owns a 50% interest in Samsung Corning Company, Ltd. (Samsung Corning), a producer of glass panels and funnels for cathode ray tubes for televisions and computer monitors, with manufacturing facilities in Korea, Germany, China and Malaysia. Samsung Electronics Company, Ltd. owns the remaining 50% interest in Samsung Corning.

Other products represented approximately 8% of Corning's sales for 2005.

We manufacture and process products at more than 47 plants and 15 countries.

Additional explanation regarding Corning and our four segments is presented in Management's Discussion and Analysis of Financial Condition under Operating Review and Results of Operations and Note 18 (Operating Segments) to the Consolidated Financial Statements.

Corporate Investments

Corning and The Dow Chemical Company (Dow Chemical) each own half of Dow Corning Corporation (Dow Corning), an equity company in Michigan that manufactures silicone products worldwide. Dow Corning emerged from its Chapter 11 bankruptcy proceedings during 2004. Dow Corning's sales were $3.9 billion in 2005. Additional discussion about Dow Corning appears in the Legal Proceedings section and Dow Corning's financial statements are attached in Item 15. Exhibits and Financial Statement Schedules.

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

Additional information about corporate investments is presented in Note 7 (Investments) to the consolidated financial statements.

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

Display Technologies Segment

Corning is the largest worldwide producer of glass substrates for active matrix LCD displays. That market position remained relatively stable over the past year. Corning believes it has competitive advantages in LCD glass substrate products from investing in new technologies, offering a consistent source of reliable supply and using its proprietary fusion manufacturing process. This process allows us to deliver glass that is larger, thinner and lighter with exceptional surface quality. Asahi Glass, Nippon Electric Glass and NH Techno are Corning's principal competitors in display glass substrates. In addition, new entrants are seeking to expand their presence in this business.

Telecommunications Segment

Competition within the telecommunications equipment industry is intense among several significant companies. Corning is a leading competitor in the segment's principal product lines which include optical fiber and cable and hardware and equipment. Price and new product innovations are significant competitive factors. The competitive landscape has experienced increasing competition based upon pricing in all geographical markets. These competitive conditions are likely to persist.

Corning is the largest producer of optical fiber and cable products, but faces significant competition due to continued excess capacity in the market place, price pressure and new product innovations. Corning believes its large scale manufacturing experience, fiber process, technology leadership and intellectual property assets yield cost advantages relative to several of its competitors. The primary competing producers of optical fiber and cable products are Furukawa OFS, Alcoa, Fujikura, Sumitomo, Prysmian Communications and Draka Comteq.

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

Life Sciences Segment

Corning is a leading supplier of glass and plastic science laboratory products, with a growing plastics products market presence in North America and Europe, and a solid laboratory glass products market presence. Corning seeks to maintain competitive advantages by emphasizing product quality, product availability, supply chain efficiency, a wide product line and superior product attributes. For laboratory products, Schott Glaswerke, Kimble, Greiner and Becton Dickinson are the principal worldwide competitors. Corning also faces increasing competition from certain distributors that have backward integrated or introduced private label products.

Other Products

Corning is a leading supplier of materials and products for lithography optics in the semiconductor industry and that market position remained relatively stable during the past year. Corning seeks to compete by providing superior optical quality, leading optical designs and a local Corning presence supporting its customers. For Corning's semiconductor optical material products, general specialty glass/glass ceramic products and ophthalmic products, Schott Glaswerke, Shin-Etsu Quartz Products, Hoya and Heraeus are the main competitors.

Samsung Corning is a leading producer of cathode ray tube glass products for conventional televisions. Its relative competitive position has remained stable over the past year, although there has been a significant decline in the industry as end-market customers have turned to flat panel displays or projection technologies. Samsung Corning seeks to maintain its competitive advantage through customer support, logistics expertise and a lower cost manufacturing structure. Nippon Electric Glass, Asahi, and various other Asian manufacturers compete with Samsung Corning. Samsung Corning is also pursuing a diversification strategy to mitigate the impact of the decline in the cathode ray tube glass.

Raw Materials

Corning's production of specialty glasses, ceramics, and related materials requires significant quantities of energy, certain precious metals, and batch materials.

Although energy shortages have not been a problem recently, the cost of energy has increased. Corning has achieved flexibility through important engineering changes to take advantage of low-cost energy sources in most significant processes. Specifically, many of Corning's principal manufacturing processes can now be operated with natural gas, propane, oil or electricity, or a combination of these energy sources.

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

Certain key materials and proprietary equipment used in the manufacturing of products are currently sole sourced or available only from a limited number of suppliers. Any future difficulty in obtaining sufficient and timely delivery of components could result in delays or reductions in product shipments, or reduce Corning's gross margins.

Patents and Trademarks

Inventions by members of Corning's research and engineering staff have been, and continue to be, important to the Company's growth. Patents have been granted on many of these inventions in the United States and other countries. Some of these patents have been licensed to other manufacturers, including companies in which Corning has equity investments. Many of the earlier patents have now expired, but Corning continues to seek and obtain patents protecting its newer innovations. In 2005, Corning was granted over 170 patents in the U.S. and over 325 patents in countries outside the U.S.

Each business segment possesses its own patent portfolio that provides certain competitive advantages in protecting Corning's innovations. Corning has historically enforced, and will continue to enforce, its intellectual property rights. At the end of 2005, Corning and its wholly owned subsidiaries owned over 5,500 unexpired patents in various countries of which about 2,600 were U.S. patents. Between 2006 and 2008, approximately 7% of these patents will expire, while at the same time Corning intends to seek patents protecting its newer innovations. Worldwide, Corning has over 2,600 patent applications in process, with about 900 in process in the U.S. Corning believes that its patent portfolio will continue to provide a competitive advantage in protecting Corning's innovation, although Corning's competitors in each of its businesses are actively seeking patent protection as well.

The Display Technologies segment has over 260 patents in various countries of which over 90 were U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to glass compositions and methods for the use and manufacture of glass substrates for display applications. There is no group of important Display Technology segment patents set to expire between 2006 and 2008.

The Telecommunications segment has over 2,300 patents in various countries of which over 1,000 were U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include: (i) patents relating to optical fiber products including dispersion compensating fiber, low loss optical fiber and high data rate optical fiber and processes and equipment for manufacturing optical fiber including methods for making optical fiber preforms and methods for drawing, cooling and winding optical fiber; (ii) patents relating to packaging of lasers and designs for optical switch products; (iii) patents relating to optical fiber ribbons and methods for making such ribbon, fiber optic cable designs and methods for installing optical fiber cable; and (iv) patents relating to optical fiber and electrical connectors and associated methods of manufacture. While a few particular U.S. patents will expire in 2006, there is no group of important Telecommunications segment patents set to expire between 2006 and 2008.

The Environmental Technologies segment has over 575 patents in various countries of which over 270 were U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to cellular ceramic honeycomb products, together with ceramic batch and binder system compositions, honeycomb extrusion and firing processes, and honeycomb extrusion dies and equipment for the high-volume, low-cost manufacture of such products. There is no group of important Environmental segment patents set to expire between 2006 and 2008.

The Life Sciences segment has over 200 patents in various countries of which over 75 were U.S. patents. No one patent is considered material to this business segment. Some of the important issued U.S. patents in this segment include patents relating to methods and apparatus for the manufacture and use of scientific laboratory equipment including nucleic acid arrays, multiwell plates, and cell culture products as well as equipment for label independent drug discovery. There is no group of important Life Sciences segment patents set to expire between 2006 and 2008.

Many of these patents are used in Corning's operations or are licensed for use by others, and Corning is licensed to use patents owned by others. Corning has entered into cross licensing arrangements with some major competitors, but the scope of such licenses has been limited to specific product areas or technologies.

Corning's  principal   trademarks  include  the  following:   Corning,   Celcor,
Discovering Beyond Imagination, DuraTrap, Eagle2000, Epic, Flame of Discovery Design, HPFS, LEAF, Pyrex, SMF-28e, Steuben, Lanscape and Vycor.

Protection of the Environment

Corning has a program to ensure that its facilities are in compliance with state, federal and foreign pollution-control regulations. This program resulted in capital and operating expenditures during the past several years. In order to maintain compliance with such regulations, capital expenditures for pollution control in continuing operations were approximately $19 million in 2005 and are estimated to be $26 million in 2006.

Corning's 2005 operating results from continuing operations were charged with approximately $42 million for depreciation, maintenance, waste disposal and other operating expenses associated with pollution control. Corning believes that its compliance program will not place it at a competitive disadvantage.

Document Availability

A copy of Corning's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available upon written request to Ms. Denise A. Hauselt, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. The Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments pursuant to Section 13(a) or 15(d) of the Exchange Act and other filings are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC, and can be accessed electronically free of charge, through the Investor Relations category of the Corning home page on the Internet at www.corning.com.

Item 1A.  Risk Factors
----------------------

Set forth below are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Report. Future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general economic and political conditions, including a global economic slowdown, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters or other disruptions of expected business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Annual Report.

Our sales could be negatively impacted if one or more of our key customers substantially reduce orders for our products

     Corning's ten largest customers account for about 50% of our sales. However, no individual customer accounts for more than 10% of consolidated sales.

     A relatively small number of customers accounted for a high percentage of net sales in each of our reportable operating segments. For 2005, five customers of the Display Technologies segment, each of which accounted for more than 10% of segment net sales, accounted for 75% of total segment sales. In the Telecommunications segment, two customers, each of which accounted for more than 10% of this segment's net sales, accounted for 29% of total segment sales in 2005. In the Environmental Technologies segment, three customers, each of which accounted for more than 10% of segment sales, represented 76% of total segment sales for 2005. In the Life Sciences segment, one distributor accounted for 53% of this segment's sales in 2005.

     Samsung Corning Precision's sales were also concentrated, with three customers accounting for 98% of sales in 2005.

     Although the sale of LCD glass substrates has increased in 2005, there can be no assurance that this positive trend will continue. Our customers are LCD panel and color filter makers. As they switch to larger size glass, the pace of their orders may be uneven while they adjust their manufacturing processes and facilities. Additionally, consumer preferences for panels of differing sizes, price, or other factors, may lead to pauses in market growth from time to time. Our customers may not be able to maintain profitable operations or access sufficient capital to fund ongoing and future planned expansions, which may limit their pace of orders to us. Emerging technologies could replace our glass substrates for certain applications resulting in a decline in demand for our LCD products.

     Our  Telecommunications  segment  customers'  purchases of our products are affected by their capital expansion plans, general market and economic uncertainty and regulatory changes, including broadband policy. Sales in the Telecommunications segment are expected to be impacted by Verizon Communication Inc. (Verizon) fiber-to-the-premises deployments. Our sales will be dependent on Verizon's planned targets for homes passed and connected. Changes in Verizon's deployment plan could adversely affect future sales.

     In the Environmental Technologies segment, sales of our ceramic substrate and filter products for automotive and diesel emissions and pollution control are expected to fluctuate with vehicle production. Changes in governmental laws and regulations for air quality and emission controls may also influence future sales. Sales in our Environmental Technologies segment are to four catalyzers and emission system component manufacturers. Our customers sell these systems to automotive original equipment manufacturers and diesel engine manufacturers.

     Sales in our Life Science segment were historically through two large distributors to government entities, pharmaceutical and biotechnology companies, hospitals, universities and other research facilities. During 2005, we did not renew the contract with one large distributor and transitioned the sales through this distributor to our remaining primary distributor and other existing and developing channels. This change has and may continue to adversely impact sales volumes in the short term. In 2005, our remaining primary distributor accounted for 53% of total segment sales.

If the markets for our products do not develop and expand as we anticipate, demand for our products may decline, which would negatively impact our results of operations and financial performance

     The markets for our products are characterized by rapidly changing technologies, evolving industry or government standards and frequent new product introductions. Our success is expected to depend, in substantial part, on the successful introduction of new products, or upgrades of current products, and our ability to compete with new technologies and products of other suppliers. The following factors related to our products and markets, if not achieved, could have an adverse impact on our results of operations:

..    our ability to introduce  leading  products  such as glass  substrates  for
     liquid  crystal  displays,   optical  fiber  and  cable  and  hardware  and
     equipment,   and   environmental   substrate   products  that  can  command
     competitive prices in the marketplace;
..    our ability to achieve a favorable sales mix of large  generation  sizes of liquid crystal display glass;
..    our ability to develop new products in response to  government  regulations
     and  laws,   particularly  diesel  filter  products  in  the  Environmental
     Technologies segment;
..    continued strong demand for notebook computers and LCD monitors;
..    the rate of  growth  in  purchases  of LCD  televisions  to  replace  other technologies; and
..    the rate of growth of the fiber-to-the-premises build-out in North America.

We face pricing pressures in each of our leading businesses that could adversely affect our results of operations and financial performance

     We face pricing pressure in each of our leading businesses as a result of intense competition, emerging new technologies, or over-capacity. While we will work toward reducing our costs to offset pricing pressures, we may not be able to achieve proportionate reductions in costs. As a result of overcapacity in the Telecommunications segment, we anticipate pricing pressures will continue into 2006 and beyond. Increased pricing pressure may develop in our Display Technologies segment as our competitors strive to expand production of larger generation substrates.

We face risks related to our international operations and sales

     We have customers and significant operations, including manufacturing and sales, located outside the U.S. We have large manufacturing operations for liquid crystal display glass substrates in Taiwan and the Asia-Pacific region, including equity investments in companies operating in South Korea that make glass substrates for the LCD market. All of our Display segment customers are located in the Asia-Pacific region. As a result of these and other international operations, we face a number of risks, including:

..    geographical concentration of our factories and operations;
..    major health concerns;
..    difficulty of managing global operations;
..    difficulty in protecting intellectual property;
..    tariffs, duties and other trade barriers including anti-dumping duties;
..    undeveloped legal systems;
..    political and economic instability in foreign markets, and
..    foreign currency risk.

     Any of these items could cause our sales and/or profitability to be significantly reduced.

We face risks due to foreign currency fluctuations

     Because we have significant customers and operations outside the U.S., fluctuations in foreign currencies, especially the Japanese yen, the New Taiwan dollar, the Korean won, and the euro, affect our sales and profit levels. Foreign exchange rates may make our products less competitive in countries where local currencies decline in value relative to the dollar and Japanese yen. Sales in our Display Technologies segment, representing 38% of Corning's sales, are denominated in Japanese yen. The expected sales growth of the Display
Technologies segment will increase our exposure to currency fluctuations. Although we hedge significant transaction and balance sheet currency exposures, we do not hedge translation risk and thus changes in exchange rates (especially the yen) may significantly impact our reported revenues and results of operations.

If the financial condition of our customers declines, our credit risks could increase

     Although we have a rigorous process to administer credit and believe our reserve is adequate, we have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable. If our customers fail to meet their payment obligations to us, including deposits due under long-term purchase and supply agreements in our Display Technologies segment, we could experience reduced cash flows and losses in excess of amounts reserved. Some customers of our Display Technologies segment are thinly capitalized and/or marginally profitable. In our Environmental products segment, the U.S. auto customers and certain of their suppliers have encountered credit downgrades or, in the case of Delphi Corporation, bankruptcy. These factors may result in an inability to collect receivables or a possible loss in business. As of December 31, 2005, reserves for trade receivables totaled approximately $24 million.

If we do not successfully adjust our manufacturing volumes and fixed cost structure, or achieve manufacturing yields or sufficient product reliability, our operating results could suffer, and we may not achieve profitability levels anticipated

     We are investing heavily in additional manufacturing capacity of certain businesses, principally including liquid crystal display glass and diesel emission substrates and filters. The speed of constructing the new facilities presents challenges. We may face technical and process issues in moving to commercial production. There can be no assurance that Corning will be able to pace its capacity expansion to the actual demand. It is possible that manufacturing capacity may exceed customer demand during certain periods.

     The manufacturing of our products involves highly complex and precise processes, requiring production in highly controlled and dust-free environments. Changes in our manufacturing processes could significantly reduce our manufacturing yields and product reliability. In some cases, existing manufacturing may be insufficient to achieve the volume or requirements of our customers. We will need to develop new manufacturing processes and techniques to achieve targeted volume, pricing and cost levels that will permit profitable operations. While we continue to fund projects to improve our manufacturing techniques and processes, we may not achieve satisfactory cost levels in our manufacturing activities that will fully satisfy our margin targets.

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts, and manufacturing equipment components to meet the demands of our customers

     Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers. We may experience shortages that could adversely affect our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter these problems in the future. Furthermore, certain of our components and manufacturing equipment are available only from a single source or limited sources. We may not be able to find alternate sources in a timely manner. A reduction or interruption in supplies, or a significant increase in the price of supplies could have a material adverse effect on our businesses.

We have incurred, and may in the future incur, restructuring and other charges, the amounts of which are difficult to predict accurately

     We have recorded several charges for restructuring, impairment of assets, and the write-off of cost and equity based investments. It is possible we may record additional charges for restructuring or other asset impairments if additional actions become necessary to align costs to a reduced level of demand or other factors impacting our businesses.

We have incurred, and may in the future incur, goodwill and other intangible asset impairment charges

     At December 31, 2005, Corning had goodwill and other intangible assets of $338 million. While we believe the estimates and judgments about future cash flows used in the goodwill impairment tests are reasonable, we cannot provide assurance that future impairment charges will not be required if the expected cash flow estimates as projected by management do not occur.

We may be limited in our ability to obtain additional capital on commercially reasonable terms

     Although we believe existing cash, short-term investments and borrowing capacity, collectively, provide adequate resources to fund ongoing operating requirements, we may be required to seek additional financing to compete effectively in our markets. Our public debt ratings affect our ability to raise capital and the cost of such capital. Our ratings as of February 17, 2006 were BBB- from both Fitch, Inc. and Standard & Poor's, a division of the McGraw-Hill Companies, Inc. and Baa3 from Moody's Investors Service, a subsidiary of Moody's Corporation. Any downgrades may increase our borrowing costs and affect our ability to access the capital markets.

     We are subject under our revolving credit facility to financial covenants that require us to maintain two ratios including total debt to capital and interest coverage, as defined under the revolving credit facility. These covenants limit our ability to borrow funds. Future losses or significant charges would materially affect these ratios, and may reduce the amounts we are able to borrow under our revolving credit facility.

If our products or materials purchased from our suppliers experience performance issues, our business will suffer

     Our business depends on the production of products of consistently high quality. Our products, components and materials purchased from our suppliers, are typically tested for quality. These testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons, our products, including materials purchased from our suppliers, may fail to perform as expected. In some cases, product redesigns or additional expense may be required to correct a defect. A significant or systemic product failure could result in customer relations problems, lost sales, and financial damages.

We face competition in most of our businesses

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

We may experience difficulties in enforcing our intellectual property rights and we may be subject to claims of infringement of the intellectual property rights of others

     We may encounter difficulties in protecting our intellectual property rights or obtaining rights to additional intellectual property necessary to permit us to continue or expand our businesses. We cannot assure you that the patents that we hold or may obtain will provide meaningful protection against our competitors. Litigation may be necessary to enforce our intellectual property rights. Litigation is inherently uncertain and the outcome is often unpredictable. Other companies hold patents on technologies used in our industries and are aggressively seeking to expand, enforce and license their patent portfolios.

     The intellectual property rights of others could inhibit our ability to introduce new products. We are, and may in the future be, subject to claims of intellectual property infringement or misappropriation that may result in loss of revenue, require us to incur substantial costs, or lead to monetary damages or injunctive relief against us. We cannot assure you as to the outcome of such claims.

Current or future litigation may harm our financial condition or results of operations

     Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits alleging personal injury from exposure to asbestos. As described in Legal Proceedings, our negotiations with the representatives of asbestos claimants have produced a tentative settlement through a PCC Plan of Reorganization, but certain cases may still be litigated. The final approval of the tentative settlement is subject to a number of uncertainties. Final approval of a global settlement through the PCC bankruptcy process may impact the results of operations for the period in which such costs, if any, are recognized. Total charges of $643 million have been incurred through December 31, 2005; however, additional charges are possible due to the potential fluctuation in the price of our common stock, other adjustments in the proposed settlement, and other litigation factors.

We face risks through our equity method investments in companies that we do not control

     Corning's net income includes significant equity in earnings of associated companies. For the year ended December 31, 2005, we recognized $598 million of equity earnings, of which $661 million came from our two largest investments:
Dow Corning Corporation (which makes silicone products) and Samsung Corning Precision Glass Co., Ltd. (which makes liquid crystal display glass). Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) is located in the Asia-Pacific region and is subject to political geographic risks mentioned above. Our equity investments may not continue to perform at the same levels as in recent years. In the third quarter of 2005, we recognized equity losses associated with Samsung Corning Co., Ltd. (our 50% equity method investment that makes glass panels and funnels for conventional televisions), which recorded significant fixed asset and other impairment charges. As the conventional television market will be negatively impacted by strong growth in the LCD glass market, it is reasonably possible that Samsung Corning Co., Ltd. may incur additional restructuring or impairment charges or net operating losses in the future.

We may not have adequate insurance coverage for claims against us

     We face the risk of loss resulting from product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, fraud and other lawsuits, whether or not such claims are valid. In addition, our product liability, fiduciary, directors and officers, property, natural catastrophe and comprehensive general liability insurance may not be adequate to cover such claims or may not be available to the extent we expect. Our insurance costs have increased and may increase further. We may not be able to get adequate insurance coverage in the future at acceptable costs. A successful claim that exceeds or is not covered by our policies could require us to pay substantial sums. Some of the carriers in our excess insurance programs are in liquidation and may not be able to respond if we should have claims reaching into excess layers. The financial health of other insurers may deteriorate. In addition, we may not be able to obtain adequate insurance coverage for certain risk such as political risk, terrorism or war.

Other

Additional information in response to Item 1 is found in Note 18 (Operating Segments) to the consolidated financial statements and selected financial data.

Item 1B.  Unresolved Staff Comments
-----------------------------------

None.

Item 2.  Properties
-------------------

We operate approximately 47 manufacturing plants and processing facilities, of which approximately one half are located in the U.S. We own substantially all of our executive and corporate buildings, which are located in Corning, New York. We also own substantially all of our manufacturing and research and development facilities and more than half of our sales and administrative facilities.

For the years ended 2005, 2004 and 2003, we invested a total of $2.8 billion, primarily in facilities outside the U.S. in our Display Technologies segment. Of the $1.6 billion spent in 2005, $1.3 billion was for facilities outside the U.S.

Manufacturing, sales and administrative, and research and development facilities at consolidated locations have an aggregate floor space of approximately 22 million square feet. Distribution of this total area follows:
--------------------------------------------------------------------------------
(million square feet)               Total              Domestic          Foreign
--------------------------------------------------------------------------------

Manufacturing                        17                    9               8
Sales and administrative              4                    2               2
Research and development              1                    1
--------------------------------------------------------------------------------

Total                                22                   12              10
--------------------------------------------------------------------------------

Total assets and capital expenditures by operating segment are included in Note 18 (Operating Segments) to the Consolidated Financial Statements. Information concerning lease commitments is included in Note 13 (Commitments, Contingencies and Guarantees) to the Consolidated Financial Statements.

During 2005, we continued the restructuring program that closed or consolidated certain smaller manufacturing facilities. Throughout 2006 we expect to have excess manufacturing capacity in our Telecommunications segment and will not utilize a portion of space in the facilities listed above. The largest unused portion is our optical fiber manufacturing facility in Concord, North Carolina that has been mothballed until fiber demand rebounds. We believe that the Concord facility can be returned to productive capacity within six to nine months of a decision to do so.

Item 3.  Legal Proceedings
--------------------------

Environmental Litigation. Corning has been named by the Environmental Protection Agency (the Agency) under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party at 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is Corning's policy to accrue for its estimated liability related to Superfund sites and other environmental liabilities related to property owned by Corning based on expert analysis and continual monitoring by both internal and external consultants. Corning has accrued $13 million (undiscounted) for its estimated liability for environmental cleanup and litigation at December 31, 2005. Based upon the information developed to date, management believes that the accrued reserve is a reasonable estimate of the Company's liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

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

In 1995, Corning fully impaired its investment in Dow Corning upon its entry into bankruptcy proceedings and did not recognize net equity earnings from the second quarter of 1995 through the end of 2002. Corning began recognizing equity earnings in the first quarter of 2003 when management concluded that its emergence from bankruptcy protection was probable. Corning considers the difference between the carrying value of its investment in Dow Corning and its 50% share of Dow Corning's equity to be permanent. This difference is $249 million. Subject to future rulings by the bankruptcy court and potential changes in estimated bankruptcy-related liabilities, it is possible that Dow Corning may record bankruptcy-related charges in the future. Corning received $45 million in dividends from Dow Corning in 2005.

Pittsburgh Corning Corporation. Corning and PPG Industries, Inc. (PPG) each own 50% of the capital stock of Pittsburgh Corning Corporation (PCC). Over a period of more than two decades, PCC and several other defendants have been named in numerous lawsuits involving claims alleging personal injury from exposure to asbestos. On April 16, 2000, PCC filed for Chapter 11 reorganization in the U.S. Bankruptcy Court for the Western District of Pennsylvania. As of the bankruptcy filing, PCC had in excess of 140,000 open claims and had insufficient remaining insurance and assets to deal with its alleged current and future liabilities. More than 100,000 additional claims have been filed with PCC after its bankruptcy filing. As a result of PCC's bankruptcy filing, Corning recorded an after-tax charge of $36 million in 2001 to fully impair its investment in PCC and discontinued recognition of equity earnings. At the time PCC filed for bankruptcy protection, there were approximately 12,400 claims pending against Corning in state court lawsuits alleging various theories of liability based on exposure to PCC's asbestos products and typically requesting monetary damages in excess of one million dollars per claim. Corning has defended those claims on the basis of the separate corporate status of PCC and the absence of any facts supporting claims of direct liability arising from PCC's asbestos products. Corning is also currently named in approximately 11,000 other cases (approximately 43,500 claims) alleging injuries from asbestos and similar amounts of monetary damages per claim. Those cases have been covered by insurance without material impact to Corning to date. Asbestos litigation is inherently difficult, and past trends in resolving these claims may not be indicators of future outcomes.

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

On March 28, 2003, Corning announced that it had also reached agreement with representatives of current and future asbestos claimants on a settlement arrangement that was thereafter incorporated into the PCC Plan. This settlement remains subject to a number of contingencies, including approval by the Bankruptcy Court. Corning's settlement will require the contribution, if the Plan is approved and becomes effective, of its equity interest in PCC, its one-half equity interest in Pittsburgh Corning Europe (PCE), and 25 million shares of Corning common stock. The settlement also requires Corning to make cash payments of $152 million (net present value as of December 31, 2005) in six installments beginning one year after the Plan is effective. In addition, Corning will assign policy rights or proceeds under primary insurance from 1962 through 1984, as well as rights to proceeds under certain excess insurance, most of which falls within the period from 1962 through 1973. In return for these contributions, Corning expects to receive a release and an injunction channeling asbestos claims against it into a settlement trust under the PCC Plan.

Corning recorded an initial charge of $298 million in the period ending March 31, 2003 to reflect the settlement terms. However, the amount of the charge for this settlement requires adjustment each quarter based upon the change in Corning's common stock price prior to contribution of the shares to the trust. During the fourth quarter of 2005, Corning recorded a charge of $8 million to reflect the mark-to-market of Corning common stock. Beginning with the first quarter of 2003 and through December 31, 2005, Corning recorded total net charges of $643 million to reflect the initial settlement and subsequent mark-to-market adjustments for the change in the value of Corning common stock.

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

Astrium. In December of 2000, Astrium, SAS and Astrium, Ltd. filed a complaint for negligence in the U.S. District Court for the Central District of California against TRW, Inc., Pilkington Optronics Inc., Corning NetOptix, Inc. (NetOptix), OFC Corporation and Optical Filter Corporation claiming damages in excess of $150 million. The complaint alleges that certain cover glasses for solar arrays used to generate electricity from solar energy on satellites sold by Astrium's corporate successor were negligently coated by NetOptix or its subsidiaries
(prior to Corning's acquisition of NetOptix) in such a way that the amount of electricity the satellite can produce and their effective life were materially reduced. NetOptix has denied that the coatings produced by NetOptix or its subsidiaries caused the damage alleged in the complaint, or that it is legally liable for any damages that Astrium may have experienced. In April 2002, the Court granted motions for summary judgment by NetOptix and other defendants to dismiss the negligence claims, but permitted plaintiffs to add fraud and negligent misrepresentation claims against all defendants and a breach of warranty claim against NetOptix and its subsidiaries. In October 2002, the Court again granted defendants' motions for summary judgment and dismissed the negligent misrepresentation and breach of warranty claims. The intentional fraud claims were dismissed against all non-settling defendants on February 25, 2003. On March 19, 2003, Astrium appealed all of the Court's rulings regarding the various summary judgment motions to the Ninth Circuit Court of Appeals. Briefing is expected to be completed in early 2006. A hearing for oral argument should be set for 2006. Recognizing that the outcome of litigation is uncertain, management believes that the likelihood of a materially adverse impact to Corning's financial statements is remote.

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

Tax Matters. Corning has not been required to pay any penalty to the Internal Revenue Service (IRS) for failing to make disclosures required with respect to certain transactions that the IRS has identified as abusive or that have a significant tax avoidance purpose under section 6707A(e) of the Internal Revenue Code.

Seoul Guarantee Insurance Co. and other creditors against Samsung Group and affiliates. As of December 31, 2005, Samsung Corning Precision Glass Co., Ltd. (Samsung Corning Precision) and Samsung Corning Co. Ltd. (Samsung Corning) were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 14 other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999. The lawsuit is pending in the courts of Korea. According to the agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.42 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including Samsung affiliates' purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds are to be distributed to the Samsung affiliates. As of December 31, 2005, the shares of Samsung Life Insurance Co., Ltd. have not been sold. The suit asks for damages of approximately $4.68 billion plus penalty interest. Samsung Corning Precision and Samsung Corning combined guarantees should represent no more than 3.1% of the Samsung affiliates' total financial obligation. Although noting that the outcome of these matters is uncertain, Samsung Corning Precision and Samsung Corning have stated that these matters are not likely to result in a material ultimate loss to their financial statements. No claim in these matters has been asserted against Corning Incorporated.

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

The following table sets forth the high and low sales price of Corning's common stock as reported on the Composite Tape.
--------------------------------------------------------------------------------
                                  First        Second        Third       Fourth
                                 Quarter       Quarter      Quarter      Quarter
--------------------------------------------------------------------------------
2005
--------------------------------------------------------------------------------
Price range
   High                         $  12.40     $  17.08     $  21.95      $ 21.62
   Low                          $  10.61     $  10.97     $  16.03      $ 16.61
--------------------------------------------------------------------------------
2004
--------------------------------------------------------------------------------
Price range
   High                         $  13.89     $  13.19     $  13.03      $ 12.96
   Low                          $  10.00     $  10.08     $   9.29      $ 10.16
--------------------------------------------------------------------------------

     As of December 31, 2005, there were approximately 26,900 record holders of common stock and approximately 630,000 beneficial shareholders.

     Corning discontinued the payment of dividends on our common stock in 2001.

     The section entitled "Equity Compensation Plan Information" in our definitive Proxy Statement for our 2006 annual meeting of shareholders to be held on April 27, 2006, is incorporated by reference in this Annual Report on Form 10-K.

(b)  Not applicable.

(c) This table provides information about our purchases of our common stock during the fiscal fourth quarter of 2005:

Issuer Purchases of Equity Securities*
------------------------------------------------------------------------------------------------------------------------------------
                                          Total              Average             Total Number of              Approximate Dollar
                                         Number               Price            Shares Purchased as           Value of Shares that
                                        of Shares           Paid per            Part of Publicly             May Yet Be Purchased
Period                                 Purchased**           Share**             Announced Plan*                Under the Plan*
------------------------------------------------------------------------------------------------------------------------------------
October 1-31, 2005                         1,046             $19.30                    0                              $0
November 1-30, 2005                      159,649             $19.92                    0                              $0
December 1-31, 2005                       15,409             $20.30                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------
Total                                    176,104             $19.95                    0                              $0
------------------------------------------------------------------------------------------------------------------------------------

* During the quarter ended December 31, 2005, we did not have a publicly announced program for repurchase of shares of our common stock and did not repurchase our common stock in open-market transactions outside of such a program.

** This column reflects the following transactions during the fiscal fourth quarter of 2005: (i) the deemed surrender to us of 174,899 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to us of 1,205 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 6.  Selected Financial Data (Unaudited)
--------------------------------------------

(In millions, except per share amounts and number of employees)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Years ended December 31,
                                                        ----------------------------------------------------------------------------
                                                           2005           2004            2003           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Results of Operations

Net sales                                               $   4,579       $   3,854      $   3,090       $  3,164       $   6,047
Research, development and engineering expenses          $     443       $     355      $     344       $    483       $     622
Equity in earnings of associated companies, net of
  impairments                                           $     598       $     443      $     209       $    116       $     148
Income (loss) from continuing operations                $     585       $  (2,185)     $    (223)      $ (1,780)      $  (5,532)
Income from discontinued operations                                            20                           478              34
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) (1)                                   $     585       $  (2,165)     $    (223)      $ (1,302)      $  (5,498)
------------------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per common share from (1):
    Continuing operations                               $    0.40       $   (1.57)     $   (0.18)      $  (1.85)      $   (5.93)
    Discontinued operations                                                  0.01                          0.46            0.04
------------------------------------------------------------------------------------------------------------------------------------
    Basic earnings (loss) per common share              $    0.40       $   (1.56)     $   (0.18)      $  (1.39)      $   (5.89)
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share from (1):
    Continuing operations                               $    0.38       $   (1.57)     $   (0.18)      $  (1.85)      $   (5.93)
    Discontinued operations                                                  0.01                          0.46            0.04
------------------------------------------------------------------------------------------------------------------------------------
    Diluted earnings (loss) per common share            $    0.38       $   (1.56)     $   (0.18)      $  (1.39)      $   (5.89)
------------------------------------------------------------------------------------------------------------------------------------
Common dividends declared                                                                                             $    0.12
Shares used in computing per share amounts:
    Basic earnings (loss) per common share                  1,464           1,386          1,274          1,030             933
    Diluted earnings (loss) per common share                1,535           1,386          1,274          1,030             933
------------------------------------------------------------------------------------------------------------------------------------

Financial Position

Working capital                                         $   1,644       $     945      $   1,141       $  2,145       $   2,113
Total assets                                            $  11,175       $   9,710      $  10,752       $ 11,406       $  12,793
Long-term debt                                          $   1,789       $   2,214      $   2,668       $  3,963       $   4,463
Shareholders' equity                                    $   5,609       $   3,816      $   5,464       $  4,691       $   5,414
------------------------------------------------------------------------------------------------------------------------------------

Selected Data

Capital expenditures                                    $   1,553       $     857      $     366       $    357       $   1,741
Depreciation and amortization                           $     512       $     523      $     517       $    661       $   1,060
Number of employees (2)                                    26,000          24,700         20,600         23,200          30,300
------------------------------------------------------------------------------------------------------------------------------------

Reference should be made to the Notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1)  Corning adopted SFAS No. 142,  "Goodwill and Other Intangible Assets" (SFAS
     142) on January 1, 2002. Pursuant to SFAS 142, goodwill was no longer amortized after the adoption. For 2001, the adjusted net loss, excluding the amortization of goodwill was $5,153. For 2001, the basic and diluted loss from continuing operations per common share, excluding the amortization of goodwill, was $5.56. The basic and diluted earnings from discontinued operations per common share, excluding the amortization of goodwill was $0.04.
(2)  Amounts do not include employees of discontinued operations.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Overview

We continued to focus on three significant priorities in 2005: protect our financial health, improve profitability, and invest in our future. We made significant progress on all three in 2005.

Financial Health

During 2005, we strengthened our balance sheet and delivered positive cash flows from operating activities. The following are key accomplishments for 2005:

..    As part of a debt  reduction  program,  we  reduced  the net  amount of our outstanding debt by $885 million through a combination of retirements and scheduled repayments.
..    All three rating agencies upgraded our ratings to investment grade.
..    We  received  $457  million in  deposits  against  orders  relating  to our multi-year supply agreements with customers in the Display Technologies segment. These agreements have helped us to meet the rapid growth of the liquid crystal display (LCD) market.
..    We generated  sufficient cash flows from operating  activities to cover our capital expenditures.

We ended 2005 with $2.4 billion in cash, cash equivalents and short-term investments. This represents an increase of $553 million from December 31, 2004. In the first quarter of 2005, we entered into a new revolving credit facility with a group of banks. This facility, which continues through March 2010, provides us access to a $975 million unsecured multi-currency revolving line of credit. We believe we have sufficient liquidity for the next several years to fund operations, capital expenditures and scheduled debt repayments.

Profitability

For the year ended December 31, 2005, we generated net income of $585 million or $0.38 per share compared to a net loss of $2,165 million or $1.56 per share for 2004.

We recorded restructuring, impairment, and other charges and credits in 2005 and 2004 which affect the comparability of those years. Refer to Note 3 (Restructuring, Impairment and Other Charges and (Credits)), Note 6 (Income Taxes), and Note 7 (Investments) to the consolidated financial statements for additional information.

Investing in our future

We remain committed to investing in research, development, and engineering to drive innovation. We are investing in a wide variety of technologies with a focus on glass substrates for active matrix LCDs, diesel filters and substrates in response to tightening emissions control standards, and the optical fiber and cable and hardware and equipment that will enable fiber-to-the-premises.

Our research, development and engineering expenditures have increased by $88 million or 25% compared to 2004. We believe our spending levels are adequate to support our growth strategies.

We also remain committed to investing in manufacturing capacity to match increased demand in our businesses. Our capital expenditures are primarily focused on expanding manufacturing capacity for LCD glass substrates in the Display Technologies segment and diesel products in the Environmental Technologies segment. Total capital expenditures for 2005 were $1,553 million, of which $1,250 million was directed toward our Display Technologies segment and $171 million was invested in our Environmental Technologies segment primarily in anticipation of the emerging market for diesel emission control systems.

We expect our 2006 capital spending to be in the range of $1.3 billion to $1.5 billion, of which $900 million to $1.1 billion will be directed toward our Display Technologies segment and approximately $200 million will be directed toward our Environmental Technologies segment.

RESULTS OF CONTINUING OPERATIONS

Selected highlights from our continuing operations follow (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   % Change
                                                                                                            ------------------------
                                                                   2005           2004         2003         05 vs. 04     04 vs. 03
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $  4,579        $ 3,854      $ 3,090             19           25

Gross margin                                                    $  1,984        $ 1,415      $   849             40           67
  (gross margin %)                                                    43%            37%          27%

Selling, general and administrative expenses                    $    756        $   653      $   599             16            9
  (as a % of revenues)                                                17%            17%          19%

Research, development and engineering expenses                  $    443        $   355      $   344             25            3
  (as a % of revenues)                                                10%             9%          11%

Restructuring, impairment and other charges and (credits)       $    (38)       $ 1,789      $   111           (102)       1,512
  (as a % of revenues)                                                (1)%           46%           4%

Asbestos settlement                                             $    197        $    33      $   413            497          (92)
  (as a % of revenues)                                                 4%             1%          13%

Income (loss) from continuing operations before income taxes    $    572        $(1,580)     $  (759)          (136)         108
  (as a % of revenues)                                                13%           (41)%        (25)%

(Provision) benefit for income taxes                            $   (578)       $(1,031)     $   254            (44)        (506)
  (as a % of revenues)                                               (13)%          (27)%          8%

Equity in earnings of associated companies, net of impairments  $    598        $   443      $   209             35          112
  (as a % of revenues)                                                13%            11%           7%

Income (loss) from continuing operations                        $    585        $(2,185)     $  (223)          (127)         880
  (as a % of revenues)                                                13%           (57)%         (7)%
------------------------------------------------------------------------------------------------------------------------------------

Net Sales

The net sales increase in 2005 was the result of a significant increase in demand for LCD glass substrates in our Display Technologies segment and modest gains in demand for products in our Telecommunications segment to support fiber-to-the-premises projects and our Environmental segment due to increased sales of diesel filters. Net sales for our Life Sciences segment declined due to changes in the distribution channels. Movements in foreign exchange rates did not significantly impact the comparison of net sales between 2005 and 2004.

The net sales increase in 2004 was the result of strong demand for glass substrates in our Display Technologies segment, demand for hardware and equipment products in our Telecommunications segment, and improvements across the majority of our other businesses. These improvements were partially offset by the 2003 exit of our photonic technologies and U.S. conventional television glass businesses. Movements in foreign exchange rates, did not significantly impact the comparison of net sales between 2004 and 2003.

Reflecting the growth in our Display Technologies segment, net sales into international markets continue to increase at a faster rate than those into the U.S. market. For 2005, 2004, and 2003, sales into international markets accounted for 71%, 65%, and 60% of net sales, respectively.

Gross Margin

As a percentage of net sales, gross margin improved 6 percentage points in 2005 when compared to 2004. The improvement in overall gross margin dollars and as a percentage of net sales was driven by increased volume, improved mix of large generation glass, and manufacturing efficiencies in our Display Technologies segment.

For 2004, as a percentage of net sales, gross margin improved by 10 percentage points versus 2003. The improvement was driven by net sales growth in the Display Technologies segment of 87%, operating efficiencies in our Telecommunications segment, and the 2003 exit of the conventional television glass business.

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

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses for both 2005 and 2004, when compared to the previous years, was primarily driven by increases in compensation costs. As a percent of net sales, selling, general, and administrative expenses were comparable for 2005 and 2004.

The types of expenses included in the selling, general and administrative expenses line item are: salaries, wages and benefits; travel; sales commissions; professional fees; and depreciation and amortization, utilities, and rent for administrative facilities.

Research, Development and Engineering Expenses

Research, development and engineering expenditures increased by $88 million in 2005. The majority of the increase in 2005 expenditures related to our growth initiatives including glass substrates for LCDs, diesel filter and substrates in response to tightening emissions control standards, as well as exploratory projects to support future growth. Expenditures on Display Technologies projects, Environmental Technologies projects, and Life Sciences projects increased when compared with 2004.

Restructuring, Impairment and Other Charges and (Credits)

Corning recorded  significant net charges in 2004 which affect the comparability of our  results  for 2005,  2004,  and 2003.  A summary of the net  charges  and credits  for  all  years  presented  is  provided  in the  following  table  (in millions):
---------------------------------------------------------------------------------------------------------------
                                                                        For the years ended December 31,
                                                                ----------------------------------------------
                                                                   2005               2004              2003
---------------------------------------------------------------------------------------------------------------
Impairment of goodwill                                                              $  1,420
Impairment of long-lived assets other than goodwill
     Assets to be disposed of by sale or abandonment            $      6                 302           $    41
     Assets to be held and used                                                           24
Reversal of currency translation adjustment                          (84)
Accelerated depreciation                                                                  37                12
Loss on sale of businesses                                                                12                13
Impairment of available-for-sale securities                           25                                     4
Restructuring charges and (credits)                                   15                  (6)               41
                                                                --------            --------           -------
Total restructuring, impairment other charges and (credits)     $    (38)           $  1,789           $   111
---------------------------------------------------------------------------------------------------------------

     Impairment of Goodwill
     ----------------------

     2004 Impairment Charge

     Pursuant to SFAS No. 142,  "Goodwill and Other  Intangible  Assets,"  (SFAS
     142) goodwill is required to be tested for impairment annually at the reporting unit level. In addition, goodwill should be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its related carrying value. In the third quarter of 2004, we identified certain factors that caused us to lower our estimates and projections for the long-term revenue growth of the Telecommunications segment, which indicated that the fair value of the Telecommunications segment reporting unit was less than its carrying value. We performed an interim impairment test of the Telecommunications segment goodwill in the third quarter of 2004 and, as a result, recorded an impairment charge of $1,420 million to reduce the carrying value of goodwill to its implied fair value at September 30, 2004 of $117 million.

     Impairment of Long-Lived Assets Other Than Goodwill
     ---------------------------------------------------

     Given our restructuring actions and the market conditions facing certain of our businesses, at various times throughout 2003 to 2005, we performed evaluations of the recoverability of our held for use long-lived assets other than goodwill. When an impairment evaluation was required, we developed expected future cash flows against which to compare the carrying value of the asset group being evaluated. If our projections indicated that our long lived assets were not recoverable through future cash flows, we were then required to estimate the fair value of the long-lived assets, which were limited to property, plant and equipment, using the expected cash flow approach as a measure of fair value.

     2005 Impairment Charge

     Assets to be disposed of by sale or abandonment

     In 2005, we recorded $6 million of charges related to adjustments to prior year restructuring reserves for our Telecommunications segment.

     2004 Impairment Charge

     Assets to be disposed of by sale or abandonment

     These charges comprise the following:
     . Telecommunications segment: In 2004, we recorded a net charge of $344 million to impair plant and equipment related to certain facilities to be disposed of or shutdown. Approximately $332 million of this net charge was comprised of the partially completed sections of our Concord, N.C. optical fiber facility. As a result of our lowered outlook, we have permanently abandoned this construction in progress as we no longer believe the demand for optical fiber will warrant the investment necessary to complete this facility. We have mothballed and will continue to depreciate the separate previously-operated portion of the Concord fiber facility.

     . Other businesses: We recorded net credits of $42 million, primarily for gains on the sale of assets CAV sold to a third party in China. This represented proceeds in excess of assumed salvage values for assets previously impaired. This represented the substantial completion of the sale of CAV's assets.

     Assets to be held and used

     Due to our decision to permanently abandon certain assets and lower our long-term outlook for the Telecommunications segment in 2004, we determined that an event of impairment had occurred in our Telecommunications segment which required us to test the segment's long-lived assets other than goodwill for impairment. As a result of this impairment evaluation, we recorded a $24 million impairment charge in the third quarter of 2004 to write-down certain assets to fair value.

     2003 Impairment Charge

     Assets to be disposed of by sale or abandonment

     These charges comprise the following:
     . Telecommunications segment: We recorded charges of $24 million to impair plant and equipment related to the shutdown of a cabling plant and the final exit of the photonic technologies business. The charges were more than offset by a $61 million credit related to previous restructuring plans, primarily the result of our decision not to exit two of the cable sites previously marked for shutdown in 2002.

     . Other businesses: We recorded charges of $78 million, primarily related to our decision to shutdown CAV, and the closure of our North Brookfield semiconductor materials plant.

     Other Credits
     -------------

     2005 Reversal of Currency Translation Adjustment

     In 2003, Corning sold its photonic business operations to Avanex. The photonics business was the sole operation of Corning O.T.I. S.r.l. (OTI), a wholly-owned Italian subsidiary of Corning, whose results were included in Corning's Telecommunications segment. Subsequent to the sale of the operating assets of OTI to Avanex, Corning began liquidating OTI. In October 2005, the assets of OTI were determined to be substantially liquidated. As a result of the substantial liquidation, OTI's cumulative translation account was reversed, resulting in a gain of $84 million in the fourth quarter.

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

     Impairment of Available for Sale Securities
     -------------------------------------------

     2005 Impairment Charge

     In 2005, we recorded impairment charges of $25 million for an other than temporary decline in the fair value of our investment in Avanex Corporation (Avanex) below its adjusted cost basis. Our investment in Avanex was accounted for as an available-for-sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
     115). In the fourth quarter of 2005, we completed the sale of our shares of Avanex.

     2003 Impairment Charge

     In 2003, we recorded a $5 million charge for other than temporary declines in certain cost investments in the Telecommunications segment, subsequently sold these investments for $4 million in cash, and reported the resulting $1 million gain as a credit to restructuring actions.

     Restructuring Actions
     ---------------------

     2005 Restructuring Actions

     Corning recorded net restructuring charges of $15 million in 2005 which included the following:

     . A charge of $30 million comprising severance costs for a restructuring plan in the Telecommunications segment to continue to reduce costs in this segment.
     . Net credits to prior year restructuring plans totaling $15 million primarily for revisions to plans related to the shutdown of CAV and to our specialty materials business.

     2004 Restructuring Actions

     There were no significant restructuring actions taken during 2004, nor were
     there  any   significant   revisions  to  estimates   used  in  prior  year
     restructuring plans.

     2003 Restructuring Actions

     Corning recorded net restructuring charges of $41 million in 2003. Major actions approved and initiated in 2003 included the following:

     .    The shutdown of CAV.
     .    The  exit of our  photonics  products  within  the  Telecommunications segment.
     . Credits to prior year restructuring plans, primarily the result of our decision not to exit two small cabling sites previously identified for shutdown in 2002.
     . The shutdown of two of our specialty materials manufacturing facilities in North Brookfield and Charleston, South Carolina.

Legal Settlement - Asbestos

On March 28, 2003, we announced that we had reached agreement with the representatives of current and future asbestos claimants on a settlement arrangement that was thereafter incorporated into the Pittsburgh Corning Corporation (PCC) plan of reorganization (the PCC Plan). This settlement remains subject to a number of contingencies, including approval by the Bankruptcy Court. If the PCC Plan is approved and becomes effective, our settlement will require the contribution of our equity interest in PCC, our one-half equity interest in Pittsburgh Corning Europe N.V. (PCE), and 25 million shares of our common stock. The common stock will be marked-to-market each quarter until the PCC Plan is approved, thus resulting in adjustments to income and the settlement liability as appropriate. Corning will also make cash payments of $152 million (net present value as of December 31, 2005) in six installments beginning one year after the plan is effective. In addition, we will assign insurance policy proceeds from our primary insurance and a portion of our excess insurance as part of the settlement. Two of Corning's primary insurers and several excess insurers have commenced litigation for a declaration of the rights and obligations of the parties under insurance policies, including rights that may be affected by the settlement arrangement described above. Corning is vigorously contesting these cases. Management is unable to predict the outcome of this insurance litigation.

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

The following summarizes the charges we have recorded for the asbestos settlement (in millions):
--------------------------------------------------------------------------------
                                         For the years ended December 31,
                                  ---------------------------------------------
                                    2005               2004              2003
--------------------------------------------------------------------------------

Initial settlement charge                                               $  298
Mark-to-market common stock       $   197             $    33              115
                                  -------             -------           ------
Asbestos settlement               $   197             $    33           $  413
--------------------------------------------------------------------------------

See Legal Proceedings for a history of this matter.

Income (Loss) From Continuing Operations Before Income Taxes

In addition to the drivers identified under Gross Margin, Restructuring, Impairment and Other Charges and (Credits) and Asbestos Settlement, we also retired a significant amount of our outstanding debentures during 2005, 2004 and 2003 that resulted in the following (losses) gains for the respective periods (in millions):
--------------------------------------------------------------------------------
                                             2005           2004          2003
--------------------------------------------------------------------------------
(Loss) gain on retirement of debt            (16)           (36)           19
--------------------------------------------------------------------------------

Movements in currency exchange rates did not have a significant impact on income
(loss) from continuing operations for the years presented.

Provision (Benefit) for Income Taxes

Our provision  (benefit) for income taxes and the related  effective  income tax
(benefit) rates were as follows (in millions):
--------------------------------------------------------------------------------------------
                                                   For the years ended December 31,
                                            ---------------------------------------------
                                              2005               2004              2003
--------------------------------------------------------------------------------------------
Provision (benefit) for income taxes        $     578           $    1,031        $   (254)
Effective income tax (benefit) rate             101.0%                65.2%          (33.4)%
--------------------------------------------------------------------------------------------

The effective income tax (benefit) rate for 2005 differed from the U.S. statutory rate of 35% primarily due to an increase in income tax expense of $525 million resulting from an increase in Corning's valuation allowance. The increase in the valuation allowance was the result of our conclusion that the sale of an appreciated asset was no longer prudent and, as such, no longer meets the criteria in SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109) for a viable tax planning strategy. The difference between the effective income tax (benefit) rate for 2004 and the U.S. statutory rate of 35% was primarily due to increases in the valuation allowance against certain domestic (U.S. federal, state and local) and foreign deferred tax assets, and the write-off of nondeductible goodwill.

For 2005, the tax provision reflected the following items:

..    The impact of our inability to record tax benefits on net operating  losses generated in the U.S. and certain foreign jurisdictions;
..    An increase in our valuation allowance of $525 million;
..    The benefit of a worthless stock deduction (and a corresponding increase in our valuation allowance) for the loss on our investment in the photonic technologies business associated with the Pirelli acquisition which was completed in December 2000 and was substantially impaired in the second quarter of 2001;
..    The  benefit  of tax  holidays  and  investment  credits  in Taiwan and tax holidays in China and South Africa;
..    The benefit from the reversal of tax contingency  liabilities following the conclusion of Internal Revenue Service (IRS) examinations; and
..    An $82  million  credit  primarily  for the tax effect of  eliminating  our minimum pension liability for the domestic qualified plan.

In 2004, significant events occurred which required us to increase our valuation allowances against certain U.S. and German deferred tax assets. Refer to Note 3 (Restructuring, Impairment and Other Charges and (Credits)) for additional information on these events and the related charges. Accordingly, we increased our valuation allowance by $1.2 billion in the third quarter of 2004 to reduce our net deferred tax assets to approximately $530 million. At that time, we believed that it was more likely than not that we could realize the remaining net deferred tax assets through a tax planning strategy involving the sale of our investment in Dow Corning Corporation (DCC), a non-strategic appreciated asset, if we were faced with expiring net operating loss carryforwards.

During 2005, DCC's performance was much stronger than expected and DCC resumed paying a dividend; both of which are expected to continue in the future. Due to this improved performance, DCC now provides strong financial, geographic and market balance to Corning's portfolio of businesses, the profitability of which has become more concentrated due to the success of the display operating segment. As a result, we now consider DCC to be a strategic investment and can no longer assert that a potential tax planning strategy involving the sale of DCC would be prudent, as required by FAS 109. Therefore, we no longer believe that it is more likely than not that we would realize the remaining net deferred tax assets. Accordingly, we have increased our valuation allowance by $525 million to fully reserve our net U.S. deferred tax assets in the fourth quarter of 2005.

We expect to maintain a valuation allowance on future tax benefits until an appropriate level of profitability, primarily in the U.S. and Germany, is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable. Until then, our tax provision will include only the net tax expense attributable to certain foreign operations. Refer to Note 6
(Income Taxes) to the consolidated financial statements for additional information.

During the third quarter of 2005, Corning filed its 2004 consolidated U.S. Federal income tax return, which included a $3.9 billion worthless stock deduction for the loss on our investment in the photonic technologies business associated with the Pirelli acquisition. This acquisition was completed in December 2000 and was substantially impaired in the second quarter of 2001. Prior to the third quarter of 2005, we did not record a deferred tax asset for this item as the ultimate realization of such deduction was uncertain, and consistent with the requirements of SFAS No. 5, "Accounting for Contingencies," recognition of an asset prior to the time management determines the realization of the asset is probable is prohibited. On September 2, 2005, Corning and the Commissioner of the IRS entered into a closing agreement under section 7121 of the Internal Revenue Code of 1986 which provides that Corning is entitled to this worthless stock deduction. We recorded a $1.5 billion deferred tax asset for this item in the third quarter, which was concurrently offset by a valuation allowance of an equal amount due to our current inability to record tax benefits for U.S. net operating losses.

Certain foreign subsidiaries in China, South Africa, Korea and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out in future years (2006 to 2009) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective rate is a reduction in the rate of 8.6%, 1.2%, and 0.5% for 2005, 2004, and 2003, respectively.

Equity in Earnings of Associated Companies, Net of Impairments

The following provides a summary of equity earnings of associated companies, net of impairments (in millions):
--------------------------------------------------------------------------------
                                    2005               2004             2003
--------------------------------------------------------------------------------

Samsung Corning Precision         $     408        $     277         $     144
Dow Corning                             253              116                82
Samsung Corning                        (112)              32               (39)
All other                                49               18                22
                                  ---------        ---------         ---------
Total equity earnings             $     598        $     443         $     209
--------------------------------------------------------------------------------

The 2005 and 2004 increases in equity earnings of associated companies, net of impairments, are primarily due to strong sales and earnings performance at Samsung Precision, our 50% owned South Korea-based manufacturer of LCD glass, and at Dow Corning, our 50% owned U.S. based manufacturer of silicone products.

In addition to the above, equity in earnings of associated companies, net of impairments, included the following restructuring and impairment charges and other credits:

..    In 2005, Samsung Corning incurred  impairment and other charges as a result of a decline in the  projected  operating  results for its cathode ray tube
     (CRT) glass business. The charge, which included certain manufacturing assets and severance and exit costs, reduced Corning's equity earnings by $106 million in the third quarter. As Samsung Corning executes its restructuring plan over the next several quarters, additional severance and shutdown costs may be required. We expect our share of these charges to approximate $30 million. None of the charges is expected to result in cash expenditures by Corning.
..    In 2005, Dow Corning  recorded a gain on the issuance of subsidiary  stock.
     Our equity earnings included $11 million related to this gain.
..    In 2004 and 2003,  Corning  incurred charges of $35 million and $7 million, respectively, to impair equity method investments in the Telecommunications segment to their estimated fair value.
..    In 2004, Dow Corning recorded charges related to restructuring  actions and
     adjustments  to  interest   liabilities  recorded  on  its  emergence  from
     bankruptcy. Our equity earnings included $21 million related to these charges.
..    In 2003, Samsung Corning Co., Ltd. recorded asset impairment  charges.  Our equity earnings included $66 million related to these charges.

Income (Loss) From Continuing Operations

As a result of the above,  the income (loss) from continuing  operations and per share data was as follows (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  For the years ended December 31,
                                                                           --------------------------------------------
                                                                              2005              2004              2003
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                   $     585         $(2,185)         $   (223)
Basic earnings (loss) per common share from continuing operations          $    0.40         $ (1.57)         $  (0.18)
Diluted earnings (loss) per common share from continuing operations        $    0.38         $ (1.57)         $  (0.18)
Shares used in computing basic per share amounts                               1,464           1,386             1,274
Shares used in computing diluted per share amounts                             1,535           1,386             1,274
------------------------------------------------------------------------------------------------------------------------------------

RESULTS OF DISCONTINUED OPERATIONS

In the third quarter of 2004, Corning and 3M reached a final settlement agreement for funds held in escrow associated with the 2002 sale of Corning's precision lens business to 3M. As a result, we recognized a $20 million gain upon receipt of the proceeds in 2004.

OPERATING SEGMENTS

Our reportable operating segments include Display Technologies, Telecommunications, Environmental Technologies, and Life Sciences. The Environmental Technologies reportable segment is an aggregation of our Automotive and Diesel operating segments, as these two segments share similar economic characteristics, products, customer types, production processes and distribution methods. The following provides a brief description of the products and markets served by each reportable segment:

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

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We include the earnings of equity affiliates that are closely associated with our operating segments in the respective segment's net income. We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These expenses include interest, taxes and corporate functions. Segment net income may not be consistent with measures used by other companies. The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements.

On January 1, 2006, Corning changed its measurement of segment profit or loss as follows:
..    We removed the net impact of financing  costs,  such as interest expense on debt instruments and interest costs associated with benefit plans, from reportable segments and included these amounts in Corporate unallocated expense.
..    We changed  the  allocation  method for taxes to more  closely  reflect the company's current tax position.
..    We  removed  the  impact  of  non-cash  stock  compensation   expense  from
     reportable segments and included this amount in Corporate unallocated expense.
..    We  removed  the  allocation  of  exploratory  research,   development  and
     engineering expense from reportable segments and included these amounts in Corporate unallocated expense.
..    We changed certain other allocation methods for corporate functions.

The following discussion reflects segment information as reported for 2005 and has not been restated to reflect the changes to segment performance measurement made effective January 1, 2006. Refer to Note 19 (Subsequent Events) for additional information on the change in segment profit or loss measurement.

Display Technologies

The  following  table  provides  net  sales  and  other  data  for  the  Display
Technologies segment (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 % Change
                                                                                                          ----------------------
                                                     2005              2004             2003              05 vs. 04    04 vs. 03
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                          $   1,742         $  1,113         $     595               57            87
Income before equity earnings                      $     679         $    258         $      91              163           184
Equity earnings of associated companies            $     416         $    288         $     144               44           100
Net income                                         $   1,095         $    546         $     235              101           132
------------------------------------------------------------------------------------------------------------------------------------

2005 vs. 2004

The 2005 sales increase reflects the continued overall growth of the LCD glass substrate market. During 2005, glass substrate volumes (measured in square feet of glass sold) increased approximately 64% compared with the same period in 2004. Weighted average selling prices decreased 2% compared to 2004. Included in this weighted average were selling price declines that were offset by increases in the market demand for large-size glass substrates (generation 5 and above), which carry a higher selling price per square foot. For 2005, large-size glass substrates accounted for 69% of total sales volumes, compared to 46% in 2004. Although sales of the Display Technologies segment are denominated in Japanese yen, movements in the U.S. dollar - Japanese yen exchange rate did not have a significant impact on the comparability of sales.

For 2005, the key drivers for the increase in income before equity earnings were higher volumes, ongoing improvements in manufacturing efficiencies, and a lower effective tax rate. Movements in currency exchange rates did not have a significant impact on income before equity earnings. The increase in our equity earnings from Samsung Corning Precision was largely driven by higher volumes and ongoing improvements in manufacturing efficiencies.

The Display Technologies segment has a concentrated customer base comprised of LCD panel and color filter makers primarily located in Japan and Taiwan. For the year ended December 31, 2005, AU Optronics Corporation, Chi Mei Optoelectronics Corporation, Dai Nippon Printing Co., Ltd., Sharp Corporation, and Hannstar Display Corporation, each of which accounted for more than 10% of segment net sales, accounted for 75% of total segment sales. In addition, Samsung Corning Precision's sales are concentrated across a small number of its customers. In 2005, sales to three LCD panel makers located in Korea, Samsung Electronics Co., Ltd., LG Phillips LCD Co., and Dong Woo STI, accounted for 98% of total Samsung Corning Precision sales.

In 2005 and 2004, Corning and several customers entered into long-term purchase and supply agreements in which the Display Technologies segment will supply large-size glass substrates to the customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased. In 2005 and 2004, we received a total of $457 million and $204 million, respectively, of deposits against orders.

In the event the customers do not make all customer deposit installment payments or elect not to purchase the agreed upon quantities of product, subject to specific conditions outlined in the agreements, Corning may retain certain amounts of the customer deposits. If Corning does not deliver agreed upon product quantities, subject to specific conditions outlined in the agreements, Corning may be required to return certain amounts of the customer deposits. Refer to Note 1 (Summary of Significant Accounting Policies) and Note 10 (Other Accrued Liabilities) to the consolidated financial statements for further information.

In the ordinary course of business, Corning will continue to negotiate multi-year supply agreements with its large customers where feasible but we believe it is unlikely that we will negotiate agreements which require additional deposits.

Corning is investing heavily to expand capacity to meet increasing demand for LCD glass substrates. In 2005, capital spending was $1.25 billion and is expected to be $900 million to $1.1 billion in 2006. Capital spending in 2006 will be used mainly to expand manufacturing facilities in Tainan, Taiwan, Taichung, Taiwan, and Shizuoka, Japan.

2004 vs. 2003

The 2004 sales increase is largely reflective of the overall LCD-market growth. During 2004, glass substrate volumes increased approximately 65%. Sales also benefited from modest average price increases, primarily the result of a change in product mix as the market trended toward large size glass. Sales benefited by approximately 10% from a weakening of the U.S. dollar against the Japanese yen compared to 2003.

For 2004, the key drivers for the increase in income before equity earnings were the impact of incremental volumes and efficiencies realized through the shift in production toward large size glass substrates. The increase in equity earnings were driven by the same factors as those identified for our wholly-owned business.

Outlook:
We expect to see a continuation of the overall industry growth and the trend toward large size substrates. We continue to see positive trends in the penetration rates of LCD glass into the end-markets (notebook computers, monitors and televisions), and increasing demand for the large size substrates. However, we expect the growth of LCD glass to be more heavily influenced by the penetration of LCD in the television end market. We anticipate the volume growth in the LCD market to be over 40% in 2006. We expect the market volume for large size glass substrates (Generation 5.5 and higher) to grow more than 150% in 2006. As a result of the expected growth in large size substrates, we believe our total glass volume will grow faster than the overall LCD market in 2006. This market growth is expected to occur at varying rates in the principal LCD markets of Japan, Taiwan and Korea. Sales of our wholly-owned business are primarily to panel manufacturers in Japan and Taiwan with customers in Korea being serviced by Samsung Corning Precision. The actual growth rates in these markets will impact our sales and earnings performance.

For 2006, we anticipate price declines that are more significant than experienced in previous years as competitors bring on additional capacity. In the third quarter of 2005, we began production at our new Taichung, Taiwan manufacturing facility. The ramp-up of production and our ability to efficiently start up operations may impact profitability the first half of 2006. In addition, we are beginning to see increased amounts of larger-sized glass in the marketplace from competitors. There can be no assurance that the end-market rates of growth will continue at the high rates experienced in recent quarters or that we will be able to pace our capacity expansions to actual demand. Although we believe we can continue to reduce our manufacturing costs, there can be no assurance that the rate of cost declines will offset price declines in any given period. While the industry has grown rapidly, consumer preferences for panels of differing sizes, or price or other factors, may lead to pauses in market growth, and it is possible that glass manufacturing capacity may exceed demand from time to time. In addition, changes in foreign exchange rates, principally the Japanese yen, will continue to impact the sales and profitability of this segment.

Telecommunications

The following table provides net sales and other data for the Telecommunications segment (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            % Change
                                                                                                      ----------------------
                                                 2005              2004             2003              05 vs. 04    04 vs. 03
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Optical fiber and cable                     $    834         $     755         $    760                10          (1)
   Hardware and equipment                           789               784              612                 1          28
   Photonic technologies                                                                54                --          --
                                               --------         ---------         --------

     Total net sales                           $  1,623         $   1,539         $  1,426                 5           8
                                               ========         =========         ========

Net income (loss)                              $     36         $  (1,893)        $   (169)             (102)     (1,020)
------------------------------------------------------------------------------------------------------------------------------------

2005 vs. 2004

Results for the Telecommunications segment reflected a solid performance in 2005. The net sales increase was largely driven by sales in North America and Europe. Stronger North American volumes and sales of the hardware and equipment business were largely the result of sales to Verizon to support their fiber-to-the premises project. Excluding the impact of the frequency controls business, a hardware and equipment manufacturer sold in September 2004, net sales for the Telecommunications segment increased 10% in 2005 when compared to the previous year. Movements in exchange rates did not significantly impact sales for either 2005 or 2004.

For the Telecommunications segment, net income in 2005 and the net loss in 2004 were impacted by restructuring, impairment, and other charges and (credits). In 2005, we recorded net after-tax credits of $47 million related to these items and in 2004, we recorded after-tax charges of $1,798 million. Refer to Results of Continuing Operations for a detailed discussion of these charges.

The Telecommunications segment continues to have a concentrated customer base. For the year ended December 31, 2005, two customers of the Telecommunications segment, each of which accounted for more than 10% of segment net sales, represented 29% of total segment sales. For 2005 and 2004, Verizon accounted for 17% and 13%, respectively, of total segment net sales.

2004 vs. 2003

During 2004 fiber volumes grew at 18% while pricing declined by 9% from 2003 levels. The primary driver for the 2004 sales growth was Verizon's fiber-to-the-premises project in North America, with the largest benefit realized in our hardware and equipment products.

Offsetting this sales performance were the following items:
..    During 2003 we  completed  the sale and exit of our  photonic  technologies business.
..    On  September  1,  2004,  we sold our  frequency  controls  business.  This business had annual sales of $76 million in 2003.
..    Sales in Japan were down in 2004,  largely due to 2003  projects  that were not repeated in 2004.

Movements in foreign currency exchange rates, primarily the Japanese yen and euro, did not have a significant impact on 2004 sales compared to 2003. In 2004, the Chinese Ministry of Commerce issued an anti-dumping preliminary determination asserting that Corning had dumped optical fiber into China during 2002 and 2003 and imposed a 16% duty on Corning's optical fiber imports which Corning later contested. Although the Ministry of Commerce, in December 2004, concluded that Corning had not dumped optical fiber into China, and removed the duty, Corning's market share in China was negatively impacted.

The increased net loss for 2004 is primarily attributable to the goodwill, fixed asset and equity method investments impairment charges recorded in the third quarter of 2004. Refer to Results of Continuing Operations for additional information on these charges.

Outlook:
For the Telecommunications segment, we expect sales in 2006 to remain even with 2005 as volume gains are offset by price declines. We expect the worldwide telecommunications industry market to remain stable particularly in North America. Sales volumes will largely be dependent on the continuation of Verizon's fiber-to-the-premises project and cable and hardware and equipment sales to private networks. Changes in the expected Verizon deployment plan, or additional reductions in their inventory levels of fiber-to-the-premises products, could also affect the sales level. Should these plans not occur at the pace anticipated our sales and earnings would be adversely affected.

Environmental Technologies

The  following  table  provides  net sales and other data for the  Environmental
Technologies segment (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            % Change
                                                                                                      ----------------------
                                                 2005              2004             2003              05 vs. 04    04 vs. 03
------------------------------------------------------------------------------------------------------------------------------------
Net sales:
   Automotive                                  $    482         $     479         $    430                 1           11
   Diesel                                            98                69               46                42           50
                                               --------         ---------         --------
     Total net sales                           $    580         $     548         $    476                 6           15
                                               ========         =========         ========

Net (loss) income                              $    (26)        $       4         $      9              (750)         (56)
------------------------------------------------------------------------------------------------------------------------------------

2005 vs. 2004

The 2005 increase in net sales was the result of continued growth in diesel products sales in response to tightening emissions control standards around the world. Diesel products sales growth is currently driven, in part, by demand from retrofit markets, particularly in Korea. In the first half of 2005, we received letters of intent and other expressions of intent from diesel engine manufacturers to supply filters for their 2007 model year platforms. We are continuing to negotiate with several diesel engine manufacturers to develop supply agreements. Negotiations are likely to continue through the first half of 2006. For automotive products, sales in 2005 were flat when compared to prior year.

The 2005 decrease in net income compared to 2004 resulted primarily from increased operating expenses primarily to support our emerging diesel products.

Movements in exchange rates did not significantly impact net sales or net income of this segment in 2005 when compared to 2004.

The Environmental Technologies segment sells to a concentrated customer base of manufacturers of catalyzers and emission control systems, who then sell to automotive and diesel engine manufacturers. Although our sales are to the emission control systems manufacturers, the use of our substrates and filters are generally required by the specifications of the automotive and diesel engine manufacturers. For 2005, three customers of the Environmental Technologies segment, each of which accounted for more than 10% of segment net sales, accounted for 76% of total segment sales.

2004 vs. 2003

The 2004 increase in net sales was primarily the result of demand for our automotive and diesel ceramic filters and substrates. Volumes for our automotive products were up slightly from 2003 and sales benefited from a higher mix of our thin-wall and ultra thin-wall substrates, which allow engine manufacturers to meet their emissions control requirements in a more cost effective manner. Diesel products sales growth was primarily driven by demand from retrofit markets, although we experienced a softening in Asian retrofit markets in the second half of 2004. Movements in exchange rates did not have a significant impact on sales or net income for 2004 compared to 2003.

The 2004 decline in net income is primarily the result of increased development costs and plant start-up costs to support our emerging diesel products. These costs offset the gross margin benefits of increased volumes and the higher mix of premium automotive products.

Outlook:
We expect sales to increase in 2006. For automotive products, we expect to see stable demand based on anticipated worldwide auto production. Although volumes are anticipated to be stable, a slowdown in auto production, particularly in North America, could adversely impact our growth projections. Diesel product sales are expected to grow as diesel engine manufacturers ramp up production for the 2007 model years. The growth rate of diesel product sales in 2006 is very dependent on the emission standards for heavy duty engines in the United States continuing to be in place. The net loss for the segment is expected to be only slightly lower in 2006 as we continue to spend heavily on research, development and engineering for diesel products.

Life Sciences

The  following  table  provides  net sales and other data for the Life  Sciences segment (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            % Change
                                                                                                      ----------------------
                                                 2005              2004             2003              05 vs. 04    04 vs. 03
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                      $    282         $     304         $    281                (7)           8

Net (loss) income                              $    (25)        $      12         $     14              (308)         (14)
------------------------------------------------------------------------------------------------------------------------------------

2005 vs. 2004

The decrease in net sales is due largely to volume decreases as a result of a change in our distribution channel that was made in early 2005. Prior to 2005, approximately 56% of the Life Sciences segment sales were to two distributors, who  in  turn  sold  to  end-users  such  as  pharmaceutical  and  biotechnology
companies,   government  entities,  academic  institutions  and  other  research facilities. As a result of a change in business strategy by one of the distributors, Corning did not renew the distribution agreement. Approximately 30% of Life Sciences 2004 sales were made through this distributor. We have been successful in transitioning the majority of the sales through this distributor to our remaining primary distributor and other existing and developing channels. As anticipated, however, the change had a negative impact on sales volumes in 2005. Approximately 53% of 2005 sales continued to be made through the remaining primary distributor.

The net loss in 2005 was due to lower sales and higher operating expenses to implement the change in distribution channels and to support new product development efforts. Movement in foreign exchange rates did not have a significant impact on the comparability of this segment's net sales or net income for 2005 and 2004.

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

Outlook:
Sales for 2006 are expected to increase modestly as we continue to regain volume and due to price increases in the first quarter of 2006. We expect a lower net loss for 2006 as a result of higher sales and a reduction in operating expenses offset somewhat by a slightly higher level of research, development and engineering spending.

Unallocated and Other

The following table provides net sales and other data (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            % Change
                                                                                                      ----------------------
                                                 2005              2004             2003              05 vs. 04    04 vs. 03
------------------------------------------------------------------------------------------------------------------------------------
Conventional video components                                   $       3         $     65              (100)         (95)
Other businesses                               $    352               347              247                 1           40
                                               --------         ---------         --------
     Total net sales                           $    352         $     350         $    312                 1           12
                                               ========         =========         ========

Net (loss) income                              $   (495)        $    (834)        $   (312)              (41)         167
------------------------------------------------------------------------------------------------------------------------------------

Unallocated and Other includes all other operating segments that do not meet the quantitative threshold for separate reporting (e.g. Specialty Materials), certain corporate investments (e.g. Dow Corning, Samsung Corning and Steuben), discontinued operations, and unallocated expenses. Unallocated expenses include research and other expenses related to new business development; gains or losses on repurchases and retirement of debt; charges related to the asbestos litigation; restructuring and impairment charges related to the corporate research and development or staff organizations; and charges for increases in our tax valuation allowance. Unallocated and Other also represents the reconciliation between the totals for the reportable segments and our consolidated total.

Sales in this segment for 2005 were even with last year. The 2004 increase in net sales is primarily attributable to improvements in our Specialty Materials segment. The decrease in Conventional Video Components sales for 2004 is due to our 2003 decision, along with our partner, to shutdown CAV.

Refer to Restructuring, Impairment, and Other Charges and (Credits), Legal Settlement-Asbestos, and Provision (Benefit) for Income Taxes for a description of the key drivers of net income (loss) for 2005 vs. 2004 and 2004 vs. 2003.

LIQUIDITY AND CAPITAL RESOURCES

Financing Activities

During 2005, we had a number of significant financing transactions. In separate transactions, we redeemed or repurchased $958 million of debentures for a combination of $579 million cash and 37 million shares of Corning common stock, resulting in an increase to equity of $388 million. We recognized losses totaling $16 million associated with the debt redemptions. In addition, we issued $100 million of senior unsecured notes for proceeds of approximately $99 million and we completed a common stock offering of 20 million shares for net proceeds of approximately $323 million. We also contributed 10 million shares of Corning common stock to our U.S. pension plan resulting in an increase to equity of $199 million. As a result of these transactions, and our operating cash flow in excess of capital expenditures, we ended the year with cash and short-term investments in excess of debt on our balance sheet.

Refer to Note 11 (Debt) to the consolidated financial statements for further information.

In the first quarter of 2005 we entered a written agreement with a group of banks on a new revolving credit facility. The new facility provides us access to a $975 million unsecured multi-currency revolving line of credit and expires in March 2010. The facility includes two financial covenants, a leverage ratio and an interest coverage ratio, both of which we are in compliance and also includes restrictions on the declaration of dividends. Concurrent with the closing of this credit facility, we terminated our previous $2 billion revolving line of credit that was set to expire in August 2005.

Customer Deposits

Certain customers of our Display Technologies segment have entered into long-term supply agreements and agreed to make advance cash deposits to secure supply of large-size glass substrates. The deposits will be reduced through future product purchases, thus reducing operating cash flows in later periods as credits are applied for cash deposits received in earlier periods.

Customer  deposits  have been or will be received in the  following  periods (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Estimated 2006
                                                  2004               2005            and Beyond            Total
------------------------------------------------------------------------------------------------------------------------------------
Customer deposits received                        $204               $457               $278               $939
------------------------------------------------------------------------------------------------------------------------------------

The majority of the remaining customer deposits will be received through 2006. In 2005, we issued $29 million in credit memoranda. These credit amounts are not included in the above amounts, and were applied against customer receivables.

In 2006, we expect to issue credits approximately equal to the amount of deposits expected to be received in 2006.

Capital Spending

Capital spending totaled $1.6 billion, $857 million and $366 million in 2005, 2004 and 2003, respectively. Capital spending activity in 2005, 2004 and 2003 primarily included expansion of LCD capacity in the Display Technologies segment and new capacity for diesel products in the Environmental Technologies segment. Our 2006 capital spending program is expected to be in the range of $1.3 billion to $1.5 billion, of which $900 million to $1.1 billion will be to expand manufacturing capacity for LCD glass substrates in the Display Technologies segment. These expenditures primarily relate to previously announced expansion plans for our existing manufacturing facilities in Tainan, Taiwan, Taichung, Taiwan, and Shizuoka, Japan. Additionally, approximately $200 million will be directed toward our Environmental Technologies segment to support the emerging diesel emissions control products.

Restructuring

During 2005, 2004 and 2003, we made payments of $25 million, $85 million, and $233 million, respectively, related to employee severance and other exit costs resulting from restructuring actions. Cash payments for employee-related costs will be substantially completed by the end of 2007, while payments for exit activities will be substantially completed by the end of 2010.

Key Balance Sheet Data

At December 31, 2005, cash, cash equivalents and short-term investments totaled $2.4 billion, compared with $1.9 billion at December 31, 2004. The increase from December 31, 2004, was primarily due to operating cash flows at $1.9 billion which included $428 million of customer deposits (net of credits issued) offset by $1.6 billion of capital spending. Net financing activities generated cash of approximately $147 million.

Balance sheet and working  capital  measures are provided in the following table
(dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            As of December 31,
                                                                                      ------------------------------
                                                                                       2005                   2004
------------------------------------------------------------------------------------------------------------------------------------
Working capital                                                                       $ 1,644                $   945
Working capital, excluding cash, cash equivalents, and short-term investments         $  (790)               $  (936)
Current ratio                                                                           1.7:1                  1.4:1
Trade accounts receivable, net of allowances                                          $   629                $   585
Days sales outstanding                                                                     49                     52
Inventories                                                                           $   570                $   535
Inventory turns                                                                           4.7                    4.9
Days payable outstanding                                                                   89                     67
Long-term debt                                                                        $ 1,789                $ 2,214
Total debt to total capital                                                               24%                    41%
------------------------------------------------------------------------------------------------------------------------------------

Credit Ratings

As of February 17, 2006, our credit ratings were as follows:
-------------------------------------------------------------------------------
RATING AGENCY                      Rating                     Outlook
Last Update                    Long-Term Debt               Last Update
-------------------------------------------------------------------------------

Fitch                               BBB-                      Stable
    April 27, 2005                                        April 27, 2005

Standard & Poor's                   BBB-                      Stable
    April 27, 2005                                        April 27, 2005

Moody's                             Baa3                      Stable
    September 20, 2005                                  September 20, 2005
-------------------------------------------------------------------------------

Management Assessment of Liquidity

Our major source of funding for 2006 and beyond will be our existing balance of cash, cash equivalents and short-term investments. From time to time we may also issue debt or equity securities to raise additional cash to fund a portion of our capital expenditures related to our growth businesses. We believe we have sufficient liquidity for the next several years to fund operations, restructuring, the asbestos settlement, research and development, capital expenditures and scheduled debt repayments.

Off Balance Sheet Arrangements

Off balance sheet arrangements are transactions, agreements or other contractual arrangements with an unconsolidated entity that Corning has an obligation to that are not recorded in our consolidated financial statements.

Corning's off balance sheet arrangements include the following:
..    guarantee  contracts that require  applying the  measurement  provisions of
     FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), and
..    variable interests held in certain unconsolidated entities.

FIN 45 requires a company,  at the time a guarantee  is issued,  to  recognize a liability for the fair value or market value of the obligation it assumes. In the normal course of our business, we do not routinely provide significant third-party guarantees. Generally, third-party guarantees provided by Corning are limited to certain financial guarantees, including stand-by letters of credit and performance bonds, and the incurrence of contingent liabilities in the form of purchase price adjustments related to attainment of milestones. These guarantees have various terms, and none of these guarantees are individually significant.

Refer to Note 13 (Commitments, Contingencies and Guarantees) to the consolidated financial statements for additional information.

Corning has variable interests in three variable interest entities from which Corning leases transportation equipment.

For variable interest entities, we assess the terms of our interest in the entity to determine if we are the primary beneficiary as prescribed by FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Revised (FIN 46R). The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. We consolidate one variable interest entity in which we are the primary beneficiary.

Corning leases certain transportation equipment from a Trust that qualifies as a variable interest entity under FIN 46R. The sole purpose of this entity is leasing transportation equipment to Corning. Since Corning is the primary beneficiary of this entity, the financial statements of the entity are included in Corning's consolidated financial statements.

Corning leases certain transportation equipment from two additional Trusts that qualify as variable interest entities under FIN 46R. Corning is not the primary beneficiary of these entities. The sole purpose of the entities is leasing transportation equipment to Corning. Corning has been involved with these entities as lessee since the inception of the Trusts.

Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements for additional information.

Corning  does  not  have  retained   interest  in  assets   transferred   to  an
unconsolidated entity that serve as credit, liquidity or market risk support to that entity.

SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair market value. SFAS No. 133, paragraph 11(a) states that contracts that are indexed to an entity's own stock and classified in the shareholders' equity section of the consolidated financial statements are not considered derivative instruments and are therefore excluded from the balance sheet. Although Corning has contracts that are indexed to our own stock, these contracts are not classified within the shareholders' equity section of the consolidated financial statements and therefore are considered derivative instruments and are accounted for as such.

Contractual Obligations

The amounts of our obligations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Amount of commitment and contingency expiration per period
                                                                   ----------------------------------------------------------
                                                                   Less than    1 to 2     2 to 3      3 to 4     5 years and
                                                          Total     1 year       years      years       years     thereafter
------------------------------------------------------------------------------------------------------------------------------------
Performance bonds and guarantees                       $    112    $    36      $    2    $     1                   $    73
Credit facilities for equity companies                      165                                        $   15           150
Stand-by letters of credit (1)                               47         47
Loan guarantees                                              15                                                          15
------------------------------------------------------------------------------------------------------------------------------------
Subtotal of commitment expirations per period          $    339    $    83      $    2    $     1      $   15       $   238
------------------------------------------------------------------------------------------------------------------------------------

Purchase obligations                                        219        180          33          2           2             2
Capital expenditure obligations (2)                         328        328
Total debt (3)                                            1,792         18          22         21         169         1,562
Minimum rental commitments                                  228         39          51         41          19            78
Interest on long-term debt (4)                            1,185        110         109        109         104           753
------------------------------------------------------------------------------------------------------------------------------------
Subtotal of contractual obligation payments
  due by period                                        $  3,752    $   675      $  215    $   173      $  294       $ 2,395
------------------------------------------------------------------------------------------------------------------------------------

Total commitments and contingencies                    $  4,091    $   758      $  217    $   174      $  309       $ 2,633
------------------------------------------------------------------------------------------------------------------------------------

(1) At December 31, 2005, $34 million of the $47 million was included in other accrued liabilities on our consolidated balance sheets.
(2) Capital expenditure obligations, primarily related to our Display Technologies segment expansions, are included on our balance sheet.
(3) At December 31, 2005, $1,807 million was included on our balance sheet. Amounts above are stated at their maturity value.
(4) The estimate of interest payments assumes interest is paid through the date of maturity/expiration of the related debt, based upon stated rates in the respective debt instruments.

We have provided financial guarantees and contingent liabilities in the form of stand-by letters of credit and performance bonds, some of which do not have fixed or scheduled expiration dates. We have agreed to provide a credit facility related to Dow Corning as noted above and discussed in Note 7 (Investments) and
Note 13 (Commitments, Contingencies, and Guarantees) to the consolidated financial statements. The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan. We believe the significant majority of these guarantees and contingent liabilities will expire without being funded.

Pensions

We have a number of defined benefit pension plans covering certain domestic and international employees. Our largest single pension plan is Corning's U.S. qualified plan. At December 31, 2005, this plan accounted for 81% of our consolidated defined benefit pension plans' projected benefit obligation and 91% of the related plans' assets. In 2004, although global equities had positive returns, interest rates continued to decline. As a result, at December 31, 2004, the accumulated benefit obligation (ABO) for our domestic qualified and non-qualified plans and several international plans exceeded the fair value of related plan assets, requiring Corning to record an additional minimum pension liability in accordance with SFAS No. 87, "Employers' Accounting for Pensions." However, in 2005, due primarily to contributions of Corning stock to the domestic qualified pension plan, the fair value of this plan's assets at December 31, 2005 exceeded the ABO and, accordingly, Corning eliminated this plan's minimum pension liability.

Refer to Note 12 (Employee Retirement Plans) to the consolidated financial statements for additional information.

Balances of these non-cash adjustments follow (in millions):
--------------------------------------------------------------------------------
                                                               December 31,
                                                        ------------------------
                                                          2005             2004
--------------------------------------------------------------------------------
Additional minimum pension liability                    $   55             $ 417
Intangible assets                                            3                42
Other accumulated comprehensive loss, pre-tax               52               375
Other accumulated comprehensive loss, after-tax             40               273
--------------------------------------------------------------------------------

We have traditionally contributed to the U.S. qualified pension plan on an annual basis in excess of the IRS minimum requirements, and as a result, mandatory contributions are not expected to be required for this plan until at least 2008. For 2005, we issued and contributed 10 million shares of Corning common stock with a value of approximately $199 million to our domestic pension plan. In 2004, we contributed $40 million to our U.S. pension plan. We anticipate making voluntary contributions of approximately $35 million in cash to our domestic and international pension plans in 2006.

ENVIRONMENT

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. We have accrued approximately $13 million (undiscounted) for the estimated liability for environmental cleanup and related litigation at December 31, 2005. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires us to make estimates and assumptions that affect amounts reported therein. The estimates, including future projections of performance and relevant discount rates, that required us to make difficult, subjective or complex judgments follow.

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

Telecommunications

Results for the Telecommunications segment in 2005 were moderate as pricing in the telecommunications industry continues to decline. We expect the worldwide telecommunications industry market to remain stable particularly in North America, and fiber volumes to increase modestly and pricing pressures to continue.

For our 2005 impairment test, we used a discount rate of 13% in our calculation of fair value of the expected future cash flows. The results of our 2005 tests indicated that goodwill was not impaired. The results would not have changed had we used a discount rate of 12.5% or 13.5%. In 2004, an impairment charge of $1,420 million was recorded. We used a 12.5% discount rate for our 2004 annual impairment test. Had we used a discount rate of 12%, the impairment charge would have been approximately $90 million lower. Had we used a discount rate of 13%, the impairment charge would have been approximately $80 million higher. Terminal value of the business assumes a growth in perpetuity of 3%. Business cash flows are also used to value intangible and tangible assets which determine the implied value of reporting unit goodwill. The discount rate applied to these cash flows represents a telecommunications weighted average cost of capital based upon current debt and equity activity of 12 public companies representing a cross section of worldwide competitors of the reporting unit. Growth in the Telecommunications segment is dependent upon Corning's success in delivering results in fiber-to-the-premises applications. Increased fiber price pressure or lack of fiber-to-the-premises penetration may precipitate additional goodwill charges in the future.

Specialty Materials

Our discounted cash flow test for this reporting unit assumes a growth in perpetuity of 3%. The discount rate applied to the forecasted cash flows represents weighed average cost of capital based upon current debt and equity activity of seven public companies representing a cross section of worldwide competitors of the reporting unit. For the 2005 and 2004 impairment tests we used a risk adjusted discount rate of 13% and 12% in our calculation of the fair value of the expected future cash flows, respectively. The results of our 2005 and 2004 tests indicated that goodwill was not impaired. The results would not have changed had we used a discount rate of 12.5% or 13.5% for 2005 and 11.5% or 12.5% for 2004.

Impairment of assets held for use

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires us to assess the recoverability of the carrying value of long-lived assets when an event of impairment has occurred. We must exercise judgment in assessing whether an event of impairment has occurred. For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We must exercise judgment in assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In certain circumstances, we concluded that locations or businesses which share production along the supply chain must be combined in order to appropriately identify cash flows that are largely independent of the cash flows of other assets and liabilities.

Once it has been judged that an impairment has occurred, an impairment assessment requires exercise of judgment in assessing the future use of and projected value to be derived from the impaired assets to be held and used. This may require judgment in estimating future cash flows and relevant discount rates and terminal values in estimating the current fair value of the impaired assets to be held and used.

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

Restructuring charges and impairments resulting from restructuring actions

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," requires us to assess whether and when a restructuring event has occurred and in which periods charges related to such events should be recognized. We must estimate costs of plans to restructure including, for example, employee termination costs. Restructuring charges require us to exercise judgment about the expected future of our businesses, of portions thereof, their profitability, cash flows and in certain instances eventual outcome. The judgment involved can be difficult, subjective and complex in a number of areas including assumptions and estimates used in estimating the future profitability and cash flows of our businesses.

Restructuring events often give rise to decisions to dispose of or abandon certain assets or asset groups which, as a result, require impairment in accordance with SFAS 144. SFAS 144 requires us to carry assets to be sold or abandoned at the lower of cost or fair value. We must exercise judgment in assessing the fair value of the assets to be sold or abandoned.

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

Valuation allowances for deferred income taxes

SFAS 109, "Accounting for Income Taxes" requires us to exercise judgment about our future results in assessing the realizability of our deferred tax assets. Inherent in this estimation process, especially since we are in a net gross deferred tax asset position, in part due to prior year net operating losses, is the requirement for us to estimate future book taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results and the prudence and feasibility of possible tax planning strategies. As more fully discussed in Note 6 (Income Taxes), Corning determined that a tax planning strategy considered previously to be prudent was no longer prudent. As such, a $525 million adjustment was recorded in 2005 to increase the valuation allowance to fully reserve our U.S. deferred tax assets.

If we sustain an appropriate level of profitability, primarily in the U.S. and Germany, or if we are able to develop tax planning strategies, adjustments to these allowances will be required and may affect future net income.

Probability of litigation outcomes

SFAS  No.  5,  "Accounting  for  Contingencies,"  (SFAS 5)  requires  us to make judgments about future events that are inherently uncertain. In making determinations of likely outcomes of litigation matters, we consider the evaluation of outside counsel knowledgeable about each matter, as well as known outcomes in case law. See Legal Proceedings for a detailed discussion of the key litigation matters we face. The most significant matter involving judgment is the PCC asbestos liability. There are a number of factors bearing upon our potential liability, including the inherent complexity of a Chapter 11 filing, our history of success in defending ourselves against asbestos claims, our assessment of the strength of our corporate veil defenses, our continuing dialogue with our insurance carriers and the claimants' representatives, and other factors. We have reached a tentative settlement on PCC as disclosed in Legal Proceedings and Note 7 (Investments) to the Consolidated Financial Statements. The settlement is subject to a number of contingencies, including approval by the bankruptcy court and resolution of any appeals.

Other possible liabilities

SFAS 5 and other similarly focused accounting literature requires us to make judgments about future events that are inherently uncertain. In making determinations of likely outcomes of certain matters, including certain tax planning matters and environmental matters, these judgments require us to consider events and actions that are outside our control in determining whether probable or possible liabilities require accrual or disclosure.

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

As of December 31, 2005, the Projected Benefit Obligation (PBO) for U.S. pension plans was $2,202 million and the minimum pension liability charges to equity with respect to U.S. pension plans was $22 million, net of tax.

The following  information  illustrates  the  sensitivity to a change in certain assumptions for U.S. pension plans:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Effect on
                                                               Effect on 2006                     December 31, 2005
        Change in Assumption                               Pre-Tax Pension Expense                       PBO
------------------------------------------------------------------------------------------------------------------------------------
25 basis point decrease in discount rate                      +$4.0 million                        +$63 million
25 basis point increase in discount rate                    -$(4.0) million                        -$62 million
25 basis point decrease in expected return on assets          +$4.8 million
25 basis point increase in expected return on assets        -$(4.8) million
------------------------------------------------------------------------------------------------------------------------------------

The above sensitivities reflect the impact of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

These changes in assumptions would have no effect on Corning's funding requirements. In addition, at December 31, 2005, a 25 basis point decrease in the discount rate would decrease stockholders' equity by $2 million before tax; a 25 basis point increase in the discount rate would increase stockholders' equity by $2 million. With a 25 basis point decrease in the discount rate, certain pension plans would become Accumulated Benefit Obligation (ABO) underfunded resulting in a significantly larger impact on equity compared to a 25 basis point increase in the discount rate. In addition, the impact of greater than a 25 basis point decrease in discount rate would not be proportional to the first 25 basis point decrease in the discount rate.

The following table illustrates the sensitivity to a change in the discount rate assumption related to Corning's U.S. OPEB plans:
------------------------------------------------------------------------------------------------------------------------------------
                                                               Effect on 2006                        Effect on
                                                                Pre-Tax OPEB                      December 31, 2005
        Change in Assumption                                       Expense                              APBO
------------------------------------------------------------------------------------------------------------------------------------
25 basis point decrease in discount rate                        +$1 million                        +$24 million
25 basis point increase in discount rate                        -$1 million                        -$24 million
------------------------------------------------------------------------------------------------------------------------------------

The above sensitivities reflect the impact of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

Revenue Recognition

In certain instances, revenue recognition is based on estimates of fair value of deliverables as well as estimates of product returns, allowances, discounts and other factors. While management believes that the estimates used are appropriate, differences in actual experience or changes in estimates may affect Corning's future results.

Stock Compensation

Stock based compensation expense and disclosures are dependent on assumptions used in calculating such amounts. These assumptions include risk-free discount rates, expected term of the stock based compensation instrument granted, volatility of stock and option prices, expected time between grant date and date of exercise, attrition, performance, and other factors. These assumptions require us to exercise judgment. Our estimates of these assumptions typically are based upon our historical experience and also currently available market place data. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect Corning's future stock based compensation expense and disclosures.

NEW ACCOUNTING STANDARDS

Refer to Note 1 (Summary of Significant Accounting Policies) to the consolidated financials statements.

FORWARD-LOOKING STATEMENTS

The statements in this Annual Report on Form 10-K, in reports subsequently filed by Corning with the Securities and Exchange Commission (SEC) on Forms 10-Q, Forms 8-K, and related comments by management which are not historical facts or information and contain words such as "believes," "expects," "anticipates," "estimates," "forecasts," and similar expressions are forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause the actual outcome to be materially different. Such risks and uncertainties include, but are not limited to:

-    global economic and political conditions;
-    tariffs, import duties and currency fluctuations;
-    product demand and industry capacity;
-    competitive products and pricing;
-    sufficiency of manufacturing capacity and efficiencies;
-    availability and costs of critical components and materials;
-    new product development and commercialization;
-    order activity and demand from major customers;
-    fluctuations in capital spending by customers;
- possible disruption in commercial activities due to terrorist activity, armed conflict, political instability or major health concerns;
-    facility expansions and new plant start-up costs;
-    effect of regulatory and legal developments;
-    capital resource and cash flow activities;
- ability to pace capital spending to anticipated levels of customer demand, which may fluctuate;
-    interest costs;
- credit rating and ability to obtain financing and capital on commercially reasonable terms;
-    adequacy and availability of insurance;
-    financial risk management;
-    capital spending;
-    acquisition and divestiture activities;
-    rate of technology change;
-    level of excess or obsolete inventory;
-    ability to enforce patents;
-    adverse litigation;
-    product and components performance issues;
-    stock price fluctuations;
- the rate of substitution by end-users purchasing LCDs for notebook computers, desktop monitors and televisions;
-    a downturn in demand for LCD glass substrates;
-    customer  ability,  most notably in the Display  Technologies  segment,  to
     maintain   profitable   operations  and  obtain  financing  to  fund  their
     manufacturing expansions;
-    fluctuations in supply chain inventory levels;
- equity company activities, principally at Dow Corning Corporation, Samsung Corning Precision, and Samsung Corning;
- movements in foreign exchange rates, primarily the Japanese yen, Euro, and Korean won; and
-    other risks detailed in Corning's SEC filings.

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

Our most significant foreign currency exposure is the Japanese yen and to a much lesser extent the Korean won, the Taiwan dollar, and the Euro. We selectively enter into foreign exchange forward and option contracts with durations generally 15 months or less to hedge our exposure to exchange rate risk on foreign source income and purchases. These hedges are scheduled to mature coincident with the timing of the underlying foreign currency commitments and transactions. The objective of these contracts is to neutralize the impact of exchange rate movements on our operating results. We also enter into foreign exchange forward contracts when situations arise where our foreign subsidiaries or Corning enter into lending situations, generally on an intercompany basis, denominated in currencies other than their local currency. We do not hold or issue derivative financial instruments for trading purposes. In 2005, Corning began using derivative instruments (forwards) to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges, along with foreign currency gains and losses arising from the underlying monetary assets or liabilities, are recorded in current period earnings in the other income, net component in the consolidated statement of operations.

Equity in earnings of associated companies has historically contributed a significant amount to our income from continuing operations. Equity in earnings of associated companies, net of impairments was $598 million in 2005 and $443 million in 2004 with foreign-based affiliates comprising over 43% of this amount. Equity earnings from Samsung Corning and Samsung Corning Precision totaled $296 million for 2005 and $309 million for 2004. Exchange rate fluctuations and actions taken by management of these entities can affect the earnings of these companies.

We use a sensitivity analysis to assess the market risk associated with our foreign currency exchange risk. Market risk is defined as the potential change in fair value of assets and liabilities resulting from an adverse movement in foreign currency exchange rates. At December 31, 2005, we had open forward contracts, open option contracts, and foreign denominated debt with values exposed to exchange rate movements, all of which were designated as hedges at December 31, 2005. A 10% adverse movement in quoted foreign currency exchange rates could result in a loss in fair value of these instruments of $138 million. Specific to the Japanese yen, a 10% adverse movement in quoted yen exchange rates could result in a loss in fair value of these instruments of $75 million.

As we derive approximately 70% of our net sales from outside the U.S., our sales and net income could be affected if the U.S. dollar significantly strengthens or weakens against foreign currencies, most notably the Japanese yen and Euro. Our outlooks included in Management's Discussion and Analysis assume exchange rates during 2006 remain constant at January 2006 levels. A plus or minus 10 point movement in the U.S. dollar - Japanese yen exchange rate would result in a change to 2005 net sales of approximately $200 million and net income of approximately $130 million. A plus or minus 10 point movement in the U.S. dollar
- Euro exchange rate would result in a change to 2005 net sales of approximately $50 million but would have a negligible effect on net income.

Interest Rate Risk Management

It is our policy to conservatively manage our exposure to changes in interest rates. Our policy prescribes that total variable rate debt will not exceed 35% of the total debt portfolio at anytime. At December 31, 2005, our consolidated debt portfolio contained less than 1% of variable rate instruments.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

See Item 15 (a) 1.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

None.

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

Internal Control Over Financial Reporting

(a)  Management's Annual Report on Internal Control Over Financial Reporting
     -----------------------------------------------------------------------

     Management  is  responsible  for  establishing  and  maintaining   adequate
     disclosure controls and procedures and adequate internal control over financial reporting for Corning. Management is also responsible for the assessment of the effectiveness of disclosure controls and procedures and the effectiveness of internal control over financial reporting.

     Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Corning's disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Corning in the reports that it files or submits under the Exchange Act is accumulated and communicated to Corning's management, including Corning's principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

     Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in
     Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Corning's internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of Corning's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page 49.

(b)  Attestation Report of the Registered Public Accounting Firm
     -----------------------------------------------------------

     Refer to page 44, Part IV, Item 15.

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

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors of the Registrant
---------------------------

The section entitled "Nominees for Election as Directors" in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 27, 2006, is incorporated by reference in this Annual Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------

Corning has an Audit Committee and has identified at least one member of the Audit Committee as the Audit Committee Financial Expert. See sections entitled "Matters Relating to Directors - Board Committees" and "Corporate Governance Matters" in our definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 27, 2006, which are incorporated by reference in this Annual Report on Form 10-K.

                      Executive Officers of the Registrant


James R. Houghton   Chairman of the Board
Mr. Houghton joined Corning in 1962. He was elected a vice president of Corning and general manager of the Consumer Products Division in 1968, vice chairman in 1971, chairman of the executive committee and chief strategic officer in 1980 and chairman and chief executive officer in April 1983, retiring in April 1996. Mr. Houghton was the non-executive Chairman of the Board of Corning from June 2001 to April 2002. Mr. Houghton came out of retirement in April 2002 when he was elected Chairman and Chief Executive officer, he retired as chief executive officer effective April 28, 2005 and continues as chairman of the board of Corning. Mr. Houghton is a director of Metropolitan Life Insurance Company and Exxon Mobil Corporation. He is a trustee of the Metropolitan Museum of Art, the Pierpont Morgan Library and the Corning Museum of Glass and a member of the Harvard Corporation. Mr. Houghton has been a member of Corning's Board of Directors since 1969. Age 70.

Wendell P. Weeks   President and Chief Executive Officer
Mr. Weeks joined Corning in 1983 and has served in various accounting, business development, and business manager positions. He was named a vice president and deputy general manager of the Opto-Electronics Components Business in 1995, vice president and general manager of Telecommunications Products in 1996, senior vice president in 1997, senior vice president of Opto-Electronics in 1998, executive vice president of Optical Communications in 1999, president of Corning Optical Technologies in 2001 and became President in 2002. Mr. Weeks was elected to his current position on April 28, 2005. Mr. Weeks is a director of Merck & Co., Inc. Mr. Weeks has been a member of Corning's Board of Directors since 2000. Age 46.

James B. Flaws   Vice Chairman and Chief Financial Officer
Mr. Flaws joined Corning in 1973 and served in a variety of controller and business management positions. Mr. Flaws was elected assistant treasurer of Corning in 1993, vice president and controller in 1997 and vice president of finance and treasurer in May 1997, senior vice president and chief financial officer in December 1997, executive vice president and chief financial officer in 1999 and to his current position in 2002. Mr. Flaws is a director of Dow Corning Corporation. Mr. Flaws has been a member of Corning's Board of Directors since 2000. Age 57.

Peter F. Volanakis   Chief Operating Officer
Mr. Volanakis joined Corning in 1982 and subsequently held various marketing, development and commercial positions in several divisions. He was named managing director Corning GmbH in 1992, executive vice president of CCS Holding, Inc., formerly known as Siecor Corporation, in 1995, senior vice president of Advanced Display Products in 1997, executive vice president of Display Technologies and Life Sciences in 1999 and president of Corning technologies in 2001. Mr. Volanakis was elected to his current position on April 28, 2005. Mr. Volanakis is a director of Dow Corning Corporation. Mr. Volanakis has been a member of Corning's Board of Directors since 2000. Age 50.

Kirk P. Gregg   Executive Vice President and Chief Administrative Officer
Mr. Gregg joined Corning in 1993 as director of Executive Compensation. He was named vice president of Executive Resources and Employee Benefits in 1994, senior vice president, administration in December 1997 and to his current position in 2002. Prior to joining Corning, Mr. Gregg was with General Dynamics Corporation as corporate director, Key Management Programs, and was responsible for executive compensation and benefits, executive development and recruiting. Age 46.

Joseph A. Miller   Executive Vice President and Chief Technology Officer
Dr. Miller joined Corning in 2001 as senior vice president and chief technology officer. He was appointed to his current position in 2002. Prior to joining Corning, Dr. Miller was with E.I. DuPont de Nemours, Inc., where he served as chief technology officer and senior vice president for research and development since 1994. He began his career with DuPont in 1966. Dr. Miller is a director of Wilson Greatbatch Technologies and Dow Corning Corporation. Age 64.

Pamela C. Schneider   Senior Vice President and Operations Chief of Staff
Ms. Schneider joined Corning in 1986 as senior financial analyst in the Controllers Division. In 1988 she became manager of internal audit. In 1990 she was named controller and in 1991 chief financial officer of Corning Asahi Video Products Company. In January 1993, she was appointed vice president and chief financial officer and in 1995 vice president for Corning Consumer Products Company. In 1997, she was named vice president and in 1999 senior vice president, Human Resources and Diversity Officer for Corning. Ms. Schneider was appointed to her present position in April 2002. Age 51.

Katherine A. Asbeck   Senior Vice President - Finance
Ms. Asbeck joined Corning in 1991 as director of accounting. She was appointed assistant controller in 1993, designated chief accounting officer in 1994, elected vice president and controller in 1997 and senior vice president in 2001. She was elected to her current position in October 2005. Ms. Asbeck is a director of Samsung Corning Co., Ltd. Age 49.

William D. Eggers   Senior Vice President and General Counsel
Mr. Eggers joined Corning in 1997 as vice president and deputy general counsel. He was elected senior vice president and general counsel in February 1998. Mr. Eggers was a Partner with the Rochester firm of Nixon, Hargrave, Devans & Doyle, LLP, before joining Corning. Mr. Eggers is a director of Chemung Financial Corp. Age 61.

Mark S. Rogus   Senior Vice President and Treasurer
Mr. Rogus joined Corning in 1996 as manager of corporate finance. He was appointed assistant treasurer in 1999, vice president and treasurer in 2000 and was elected to his current position in 2004. Prior to joining Corning, Mr. Rogus held various business development positions at Wachovia Bank. Mr. Rogus is a director of Cormetech, Inc. Age 46.

Larry Aiello Jr. President and Chief Executive Officer - Corning Cable Systems Mr. Aiello joined Corning in 1973 and served in several positions in manufacturing from 1975 to 1981. He was named manager-Domestic Accounting in 1981, controller-Telecommunications Products Division in 1984, director-Control and Analysis in 1987 and assistant controller and director in 1989. He was named division vice president and director-Business Development and Planning, Opto-Electronics Group in 1990, general manager-Component Products Group in 1992, vice president and controller, Corning Incorporated in 1993, senior vice president-International and president-Corning International Corporation in 1997, senior vice president and chief of staff-Corning Optical Communications in 2000 and to his current position in 2002. Age 56.

Robert B. Brown   Executive Vice President, Environmental Technologies
Mr. Brown joined Corning in 1972 and served in a variety of manufacturing and engineering positions. He was appointed division vice president-manufacturing and engineering, Telecommunications Products Division in 1995, vice president manufacturing and engineering, Opto-Electronics in 1999, president-Corning Lasertron in February 2000, vice president and general manager-Amplification Products in December 2000, vice president and general manager - Optical Fiber in April 2002, to senior vice president and general manager - Telecommunications in 2003, as senior vice president and general manager - Environmental Technologies in January 2005, and to his current position in August 2005. Age 55.

Robert L. Ecklin   Executive  Vice  President,  Environmental  Technologies  and
                   Strategic Growth
Mr. Ecklin joined Corning in 1961 and served in a variety of U.S. and international manufacturing and engineering managerial positions. He was named vice president of Corning Engineering in 1982, president of Corning Engineering in 1983, vice president of Business Development in 1986, general manager of the Industrial Products Division in 1989 and senior vice president of the Industrial Products Division in 1990. He was appointed executive vice president of the Environmental Products Division in 1999, executive vice president, Optical Communications in 2001 and to his listed position in 2002 and retired effective December 31, 2005. Mr. Ecklin is a director of Pittsburgh Corning Corporation and Macdermid Incorporated. Age 67.

Donald B. McNaughton   Senior Vice President - International and Strategic
                       Ventures
Mr. McNaughton joined Corning in 1989 and served in a variety of managerial positions. He was named general manager, Display Technologies and president, Display Technologies Asia in 2000, vice president, Display in 2002, senior vice president, Display in 2003, and to his current position in September 2005. Mr. McNaughton is a director of Samsung Corning Co., Ltd., and Samsung Corning Precision Glass Co., Ltd. Age 46.

Lawrence D. McRae   Senior Vice President, Strategy and Corporate Development
Mr. McRae joined Corning in 1985 and served in various financial, sales and marketing positions. He was appointed vice president-Corporate Development in 2000, senior vice president-Corporate Development in 2003 and most recently, senior vice president-Strategy and Corporate Development in October 2005. Mr. McRae is on the board of directors of Dow Corning Corporation. Age 47.

Eric S. Musser   Vice President and General Manager, Optical Fiber
Mr. Musser joined Corning in 1986 and held various manufacturing, planning and quality positions. He assumed the role of President for Corning Lasertron in 2000, became Corning's director of Manufacturing Operations, Photonic Technologies in 2002, then division vice president, Development and Engineering in 2003, and was elected to his current position in January 2005. Age 46.

Jane D. Poulin  Division Vice President and Chief Accounting Officer
Ms. Poulin joined Corning in September 2005. Prior to joining Corning, she was an Associate Chief Accountant in the Office of the Chief Accountant of the U.S. Securities and Exchange Commission from June 2000 to September 2005. She previously served as corporate controller at a privately held manufacturer and was an audit senior manager at Ernst & Young LLP. Age 43.

Tony Tripeny   Vice President and Corporate Controller
Mr. Tripeny became the corporate accounting manager for Corning Cable Systems in 1985. After serving in other financial functions, he was appointed chief financial officer of Corning Cable Systems in 2000. In 2003, he became group controller for Corning's Telecommunications business, and division vice president and operations controller of Corning in 2004, and was elected to his current position in October 2005. Age 46.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement relating to our annual meeting of shareholders to be held on April 27, 2006, is incorporated by reference in this Annual Report on Form 10-K.

Code of Ethics
--------------

Our Board of Directors adopted the Code of Ethics for the Chief Executive Officer and Financial Executives and the Code of Conduct for Directors and Executive Officers which supplements the Code of Conduct governing all employees and directors that has been in existence for more than ten years. During 2005, no amendments to or waivers of the provisions of the Code of Ethics were made with respect to any of our directors or executive officers. A copy of the Code
of       Ethics      is       available       on      our       website       at
www.corning.com/inside_corning/corporate_governance/downloads.aspx. We will also provide a copy of the Code of Ethics to shareholders without charge upon written request to Ms. Denise A. Hauselt, Secretary and Assistant General Counsel, Corning Incorporated, HQ-E2-10, Corning, NY 14831. We will disclose future amendments to, or waivers from, the Code of Ethics on our website within four business days following the date of such amendment or waiver.

Item 11.  Executive Compensation
--------------------------------

The sections entitled "Executive Compensation," "Option SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values" and "Pension Plan" in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 27, 2006, are incorporated by reference in this Annual Report on Form 10-K.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The sections entitled "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information," in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 27, 2006, are incorporated by reference in this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The section entitled "Other Matters - Certain Business Relationships" in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 27, 2006, is incorporated by reference in this Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

The section entitled "Independent Registered Public Accounting Firm" in our definitive Proxy Statement relating to the annual meeting of shareholders to be held on April 27, 2006, is incorporated by reference in this Annual Report on Form 10-K.

The information required by this item is incorporated herein by reference to the information contained under the caption "Audit and Non-Audit Fees" in our 2006 Proxy Statement.

Our independent auditor, PricewaterhouseCoopers LLP ("PwC"), has recently notified the Audit Committee of Corning's Board of Directors (the "Audit Committee") that certain non-audit work performed by its network firms in Europe and China raised questions regarding PwC's independence with respect to its role as Corning's independent auditor.

Network firms of PwC performed certain VAT tax representation and remittance services for Corning entities in Europe and paid government charges on behalf of Corning in China. The payment of the taxes or fees, and the handling of company funds by an outside auditor is not permitted under SEC auditor independence rules. Unremitted amounts for a VAT refund due Corning as of December 31, 2005 were approximately $50,000. The fee paid to tax authorities on behalf of Corning was $120.

Based upon PwC's disclosure, Corning evaluated PwC's non-audit services provided to Corning during the relevant time periods and did not identify any additional non-audit services that may compromise PwC's independence for purposes herein. Corning and PwC continue to evaluate and review processes relevant to the maintenance of PwC's independence.

PwC has concluded that its objectivity and impartiality were unaffected by these services and therefore its independence has not been impaired. This conclusion is based upon the nature of services and the fact that none of its personnel who were involved in providing these tax services or remitting amounts on Corning's behalf performed any audit or audit-related services for Corning. In January 2006, PwC issued its Independence Standards Board Standard No. 1 independence letter to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report. The Audit Committee has discussed with PwC its independence from Corning and concurred with PwC that its independence was not impaired by the provision of these services.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------
(a)  Documents filed as part of this report:
                                                                           Page
                                                                           ----
     1. Financial statements................................................51
     2. Financial Statement Schedule:
          (i) Valuation Accounts and Reserves...............................99
          See separate index to financial statements and financial statement schedules


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

     10.22 2005 Employee Equity Participation Program (Incorporated by reference to Exhibit I of Corning Proxy Statement, Definitive 14A filed March 1, 2005 for April 28, 2005 Annual Meeting of Shareholders).

     10.23 Five-Year Revolving Credit Agreement with Citibank, N.A.; J.P. Morgan Chase Bank, N.A.; Bank of America, N.A.; Bank of Tokyo-Mitsubishi, Ltd.; Wachovia Bank, National Association; Barclays Bank PLC; and Deutsche Bank A.G. New York Branch dated March 17, 2005 (Incorporated by reference to Exhibit 10 of Corning's Form 10-Q filed April 26, 2005).

     12 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

     14 Corning Incorporated Code of Ethics for Chief Executive Officer and Senior Financial Officer (Incorporated by reference to Appendix H-3 of Corning's 2006 definitive Proxy Statement).

     21        Subsidiaries of the Registrant at December 31, 2005.

     23        Consent of Independent Registered Public Accounting Firm.

     24        Powers of Attorney.

     31.1 Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)  Financial Statement Schedules
     1.   Quarterly Operating Results.......................................100
     2.   Financial Statements of Dow Corning Corporation for the years ended December 31, 2005, 2004 and 2003............................101
     3.   Financial Statements of Samsung Corning Precision Glass Co.,
          Ltd. for the years ended December 31, 2005, 2004 and 2003.........138

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Incorporated
By               /s/ Wendell P. Weeks              President and Chief Executive Officer                           February 24, 2006
       ----------------------------------------    and Director
                  (Wendell P. Weeks)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                                   Capacity                                                              Date

                      *                            Chairman of the Board of Directors                              February 24, 2006
-----------------------------------------------
             (James R. Houghton)


                      *                            Vice Chairman and Chief Financial Officer                       February 24, 2006
-----------------------------------------------
              (James B. Flaws)


                      *                            Senior Vice President, Finance                                  February 24, 2006
-----------------------------------------------
            (Katherine A. Asbeck)


                      *                            Director                                                        February 24, 2006
-----------------------------------------------
             (John Seely Brown)


                      *                            Director                                                        February 24, 2006
-----------------------------------------------
              (James B. Flaws)


                      *                            Director                                                        February 24, 2006
-----------------------------------------------
                (Gordon Gund)


                      *                            Director                                                        February 24, 2006
-----------------------------------------------
             (John M. Hennessy)


                      *                            Director                                                        February 24, 2006
-----------------------------------------------
             (Jeremy R. Knowles)


                      *                            Director                                                        February 24, 2006
-----------------------------------------------
             (James J. O'Connor)


                      *                            Director                                                        February 24, 2006
-----------------------------------------------
             (Deborah D. Rieman)


                      *                            Director                                                        February 24, 2006
-----------------------------------------------
              (H. Onno Ruding)


                      *                            Director                                                        February 24, 2006
-----------------------------------------------
           (William D. Smithburg)







                      *                            Director                                                        February 24, 2006
-----------------------------------------------
            (Hansel E. Tookes II)


                      *                            Director                                                        February 24, 2006
-----------------------------------------------
            (Peter F. Volanakis)


                      *                            Director                                                        February 24, 2006
-----------------------------------------------
             (Padmasree Warrior)




*By              /s/ William D. Eggers
       ----------------------------------------
         (William D. Eggers, Attorney-in-fact)

                              Corning Incorporated
                               2005 Annual Report
         Index to Financial Statements and Financial Statement Schedules

                                                                                                                       Page

Report of Independent Registered Public Accounting Firm.................................................................49
Consolidated Statements of Operations...................................................................................51
Consolidated Balance Sheets.............................................................................................52
Consolidated Statements of Cash Flows...................................................................................53
Consolidated Statements of Changes in Shareholders' Equity..............................................................54
Notes to Consolidated Financial Statements
         1        Summary of Significant Accounting Policies............................................................55
         2.       Discontinued Operation................................................................................61
         3.       Restructuring, Impairment and Other Charges and (Credits).............................................61
         4.       Short-Term Investments................................................................................64
         5.       Inventories...........................................................................................65
         6.       Income Taxes..........................................................................................65
         7.       Investments...........................................................................................68
         8.       Property, Net of Accumulated Depreciation.............................................................74
         9.       Goodwill and Other Intangible Assets..................................................................74
         10.      Other Liabilities.....................................................................................76
         11.      Debt..................................................................................................77
         12.      Employee Retirement Plans.............................................................................78
         13.      Commitments, Contingencies, and Guarantees............................................................83
         14.      Hedging Activities....................................................................................84
         15.      Shareholders' Equity..................................................................................86
         16.      Earnings (Loss) Per Common Share......................................................................88
         17.      Stock Compensation Plans..............................................................................89
         18.      Operating Segments....................................................................................91
         19.      Subsequent Events.....................................................................................96


Financial Statement Schedule
         II.      Valuation Accounts and Reserves.......................................................................99

Quarterly Operating Results............................................................................................100

Financial Statements of Dow Corning Corporation for the years ended
December 31, 2005, 2004 and 2003.......................................................................................101

Financial Statements of Samsung Corning Precision Glass Co., Ltd. for the
years ended December 31, 2005, 2004 and 2003...........................................................................138

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP



To the Board of Directors and Shareholders of Corning Incorporated:

We have completed integrated audits of Corning Incorporated's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Corning Incorporated and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in "Management's Annual Report on Internal Control Over Financial Reporting" appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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




/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2006

Consolidated Statements of Operations                                                  Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           For the years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)                                                 2005             2004              2003
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                            $   4,579       $   3,854         $   3,090
Cost of sales                                                                            2,595           2,439             2,241
                                                                                     ---------------------------------------------

Gross margin                                                                             1,984           1,415               849

Operating expenses:
   Selling, general and administrative expenses                                            756             653               599
   Research, development and engineering expenses                                          443             355               344
   Amortization of purchased intangibles                                                    13              38                37
   Restructuring, impairment and other charges and (credits) (Note 3)                      (38)          1,789               111
   Asbestos settlement (Note 7)                                                            197              33               413
                                                                                     ---------------------------------------------

Operating income (loss)                                                                    613          (1,453)             (655)

Interest income                                                                             61              25                32
Interest expense                                                                          (116)           (141)             (154)
(Loss) gain on repurchases and retirement of debt, net (Note 11)                           (16)            (36)               19
Other income (expense), net                                                                 30              25                (1)
                                                                                     ---------------------------------------------

Income (loss) from continuing operations before income taxes                               572          (1,580)             (759)
(Provision) benefit for income taxes (Note 6)                                             (578)         (1,031)              254
                                                                                     ---------------------------------------------

Loss before minority interests and equity earnings                                          (6)         (2,611)             (505)
Minority interests                                                                          (7)            (17)               73
Equity in earnings of associated companies, net of impairments (Note 7)                    598             443               209
                                                                                     ---------------------------------------------

Income (loss) from continuing operations                                                   585          (2,185)             (223)
Income from discontinued operation (Note 2)                                                                 20
                                                                                     ---------------------------------------------

Net income (loss)                                                                    $     585       $  (2,165)        $    (223)
                                                                                     =============================================

Basic earnings (loss) per common share (Note 15):
  Continuing operations                                                              $   0.40        $   (1.57)        $   (0.18)
  Discontinued operation                                                                                  0.01
                                                                                     ---------------------------------------------
Basic earnings (loss) per common share                                               $   0.40        $   (1.56)        $   (0.18)
                                                                                     =============================================

Diluted earnings (loss) per common share (Note 15):
   Continuing operations                                                             $   0.38        $   (1.57)        $   (0.18)
   Discontinued operation                                                                                 0.01
                                                                                     ---------------------------------------------
Diluted earnings (loss) per common share                                             $   0.38        $   (1.56)        $   (0.18)
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

Consolidated Balance Sheets                                                            Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In millions, except share and per share amounts)                                                2005                  2004
------------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                                                   $   1,342             $   1,009
  Short-term investments, at fair value                                                           1,092                   872
                                                                                              ----------------------------------
    Total cash, cash equivalents and short-term investments                                       2,434                 1,881
  Trade accounts receivable, net of doubtful accounts and allowances - $24 and $30                  629                   585
  Inventories (Note 5)                                                                              570                   535
  Deferred income taxes (Note 6)                                                                     44                    92
  Other current assets                                                                              183                   188
                                                                                              ----------------------------------
    Total current assets                                                                          3,860                 3,281

Investments (Note 7)                                                                              1,697                 1,484
Property, net of accumulated depreciation - $3,632 and $3,532 (Note 8)                            4,675                 3,941
Goodwill and other intangible assets, net (Note 9)                                                  338                   398
Deferred income taxes (Note 6)                                                                       10                   440
Other assets                                                                                        595                   166
                                                                                              ----------------------------------

Total Assets                                                                                  $  11,175             $   9,710
                                                                                              ==================================

Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt (Note 11)                                                 $      18             $     478
  Accounts payable                                                                                  690                   682
  Other accrued liabilities (Note 10)                                                             1,508                 1,176
                                                                                              ----------------------------------
    Total current liabilities                                                                     2,216                 2,336

Long-term debt (Note 11)                                                                          1,789                 2,214
Postretirement benefits other than pensions (Note 12)                                               593                   600
Other liabilities (Note 10)                                                                         925                   715
                                                                                              ----------------------------------
    Total liabilities                                                                             5,523                 5,865
                                                                                              ----------------------------------

Commitments and contingencies (Note 13)
Minority interests                                                                                   43                    29
                                                                                              ----------------------------------
Shareholders' equity (Note 14):
  Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
      Series C mandatory convertible preferred stock - Shares issued: 5.75 million;
      Shares outstanding:  0 and 637 thousand                                                                              64
  Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion
      Shares issued: 1,552 million and 1,424 million                                                776                   712
  Additional paid-in capital                                                                     11,548                10,363
  Accumulated deficit                                                                            (6,724)               (7,309)
  Treasury stock, at cost; Shares held: 16 million                                                 (168)                 (162)
  Accumulated other comprehensive income                                                            177                   148
                                                                                              ----------------------------------
    Total shareholders' equity                                                                    5,609                 3,816
                                                                                              ----------------------------------

Total Liabilities and Shareholders' Equity                                                    $  11,175             $   9,710
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

Consolidated Statements of Cash Flows                                                  Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            For the years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In millions)                                                                                2005         2004         2003
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income (loss)                                                                     $     585     $ (2,165)    $    (223)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Depreciation                                                                              499          485           480
     Amortization of purchased intangibles                                                      13           38            37
     Asbestos settlement                                                                       197           33           413
     Gain on sale of discontinued operation                                                                 (20)
     Restructuring, impairment and other (credits) and charges                                 (38)       1,789           111
     Loss (gain) on repurchases and retirement of debt                                          16           36           (19)
     Stock compensation charges                                                                 29            8             1
     Undistributed earnings of associated companies                                           (297)        (303)          (97)
     Deferred taxes                                                                            425          947          (263)
     Interest expense on convertible debentures                                                (23)           4            18
     Restructuring payments                                                                    (25)         (85)         (233)
     Decrease (increase) in restricted cash                                                     22           34            (3)
     Income tax refund                                                                                                    191
     Customer deposits, net                                                                    428          204
     Employee benefit payments less than (in excess of) expense                                 34          (19)         (142)
     Changes in certain working capital items:
       Trade accounts receivable                                                               (77)         (40)
       Inventories                                                                             (62)         (68)          108
       Other current assets                                                                      6           (7)           49
       Accounts payable and other current liabilities, net of restructuring payments           113          143          (219)
     Other, net                                                                                 94           (5)          (76)
                                                                                         -------------------------------------
Net cash provided by operating activities                                                    1,939        1,009           133
                                                                                         -------------------------------------

Cash Flows from Investing Activities:
   Capital expenditures                                                                     (1,553)        (857)         (366)
   Acquisitions of businesses, net of cash acquired                                                                        (6)
   Net proceeds from sale of businesses                                                                     100             9
   Net proceeds from sale or disposal of assets                                                 18           49            46
   Short-term investments - acquisitions                                                    (1,668)      (1,685)       (2,122)
   Short-term investments - liquidations                                                     1,452        1,389         2,557
   Other, net                                                                                   39           12             9
                                                                                         -------------------------------------
Net cash (used in) provided by investing activities                                         (1,712)        (992)          127
                                                                                         -------------------------------------

Cash Flows from Financing Activities:
   Net repayments of short-term borrowings and current portion of long-term debt              (451)        (115)         (181)
   Proceeds from issuance of long-term debt, net                                               147          442
   Retirements of long-term debt                                                              (102)        (154)       (1,189)
   Proceeds from issuance of common stock, net                                                 365           42           657
   Proceeds from the exercise of stock options                                                 202           49             9
   Other, net                                                                                  (14)           1            (4)
                                                                                         -------------------------------------
Net cash provided by (used in) financing activities                                            147          265          (708)
                                                                                         -------------------------------------
Effect of exchange rate changes on cash                                                        (41)          39            60
                                                                                         -------------------------------------
Net increase (decrease) in cash and cash equivalents                                           333          321          (388)
Cash and cash equivalents at beginning of year                                               1,009          688         1,076
                                                                                         -------------------------------------

Cash and cash equivalents at end of year                                                 $   1,342     $  1,009     $     688
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

                                                                                                        Accumulated
                                  Series C  Additional                                                     other          Total
                                  Preferred   Common    paid-in    Unearned    Accumulated  Treasury   comprehensive  shareholders'
                                    stock      stock    capital  compensation    deficit      stock    income (loss)     equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002          $ 155    $  634    $  9,697    $   (2)      $(4,921)     $ (702)      $ (170)      $  4,691

Net loss                                                                           (223)                                   (223)
Foreign currency translation
  adjustment                                                                                                 239            239
Minimum pension liability adjustment                                                                          26             26
Net unrealized gain on investments
  (net of tax of $2 million)                                                                                   1              1
Other comprehensive income                                                                                     2              2
                                                                                                                       ----------
Total comprehensive income                                                                                                   45
                                                                                                                       ----------

Series C preferred stock conversions  (70)       18          52
Shares issued in equity offerings                47         571                                                             618
Shares issued to benefit plans                              (37)                                 65                          28
Shares issued in debt retirements                            12                                  65                          77
Other, net                                        2          22       (17)                       (2)                          5
                                    -------------------------------------------------------------------------------------------
Balance, December 31, 2003          $  85    $  701    $ 10,317    $  (19)      $(5,144)     $ (574)      $   98       $  5,464

Net loss                                                                         (2,165)                                 (2,165)
Foreign currency translation
  adjustment                                                                                                 174            174
Minimum pension liability adjustment                                                                        (126)          (126)
Net unrealized gain on
  investments                                                                                                  8              8
Other comprehensive loss                                                                                      (6)            (6)
                                                                                                                       ----------
Total comprehensive loss                                                                                                 (2,115)
                                                                                                                       ----------

Series C preferred stock conversions  (21)        5          16
Shares issued to benefit plans                                5                                  36                          41
Shares issued in debt retirements                           (11)                                379                         368
Other, net                                        6          82       (27)                       (3)                         58
                                    ---------------------------------------------------------------------------------------------
Balance, December 31, 2004          $  64    $  712    $ 10,409    $  (46)      $(7,309)     $ (162)      $  148       $  3,816

Net income                                                                          585                                     585
Foreign currency translation
  adjustment                                                                                                (164)          (164)
Reversal of foreign currency
  translation adjustment                                                                                     (84)           (84)
Minimum pension liability adjustment                                                                         246            246
Net loss on investments                                                                                      (13)           (13)
Unrealized derivative gain on
  cash flow hedges                                                                                            23             23
Reclassification adjustments on
  cash flow hedges                                                                                            21             21
                                                                                                                       ----------
Total comprehensive income                                                                                                  614
                                                                                                                       ----------

Series C preferred stock conversions  (64)       16          48
Shares issued in equity offerings                10         313                                                             323
Shares issued to benefit plans                   20         493       (37)                        1                         477
Shares issued in debt retirements                18         370                                                             388
Other, net                                                   (2)                                 (7)                         (9)
                                    ---------------------------------------------------------------------------------------------
Balance, December 31, 2005          $   0    $  776    $ 11,631    $  (83)      $(6,724)     $ (168)      $  177       $  5,609
                                    =============================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements                                             Corning Incorporated and Subsidiary Companies
------------------------------------------------------------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies

Organization

Corning Incorporated is a provider of high-performance glass for computer monitors and other information display applications; optical fiber and cable and hardware and equipment products for the telecommunications industry; ceramic substrates for gasoline and diesel engines in automotive and heavy duty vehicle markets; scientific laboratory products for the scientific community and specialized polymer products for biotechnology applications; advanced optical materials for the semiconductor industry and the scientific community; and other technologies. In these notes, the terms "Corning," "Company," "we," "us," or "our" mean Corning Incorporated and subsidiary companies.

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

For variable interest entities, we assess the terms of our interest in the entity to determine if we are the primary beneficiary as prescribed by FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Revised (FIN 46R). The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. We consolidate one variable interest entity in which we are the primary beneficiary.

The equity method of accounting is used for investments in associated companies which are not controlled by Corning and in which our interest is generally between 20% and 50% and we have significant influence over the entity. Our share of earnings or losses of associated companies, in which at least 20% of the voting securities is owned and we have significant influence but not control over the entity, is included in consolidated operating results.

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

Revenue Recognition

Revenue for sales of goods is recognized when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. If customer acceptance of products is not reasonably assured, sales are recorded only upon formal customer acceptance. Sales of goods typically do not include multiple product and/or service elements.

At the time revenue is recognized, allowances are recorded, with the related reduction to revenue, for estimated product returns, allowances and price discounts based upon historical experience and related terms of customer arrangements. Where we have offered product warranties, we also establish liabilities for estimated warranty costs based upon historical experience and specific warranty issues. Warranty liabilities are adjusted when experience indicates an expected settlement will differ from initial estimates.

Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs totaled $348 million in 2005, and $289 million in 2004 and 2003.

Foreign Currency Translation and Transactions

The determination of the functional currency for Corning's foreign subsidiaries is made based on the appropriate economic factors. For most foreign operations, the local currencies are generally considered to be the functional currencies. Prior to 2005, non-U.S. operations which did not use the local currency as the functional currency used the U.S. dollar. Effective January 1, 2005, our Taiwan subsidiary changed its functional currency from the new Taiwan dollar (its local currency) to the Japanese yen due to the increased significance of Japanese yen based transactions of that subsidiary. As a result of this change in functional currency, exchange rate gains and losses are recognized on transactions in currencies other than the Japanese yen and included in income for the period in which the exchange rates changed.

For foreign subsidiary functional currency financial statements, balance sheet accounts are translated at current exchange rates, and statement of operations accounts are translated at average exchange rates for the year. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in shareholders' equity. The effects of remeasuring non-functional currency assets and liabilities into the functional currency are included in current earnings.

Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), we apply the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" (APB 25), to our stock options and other stock-based compensation plans. These plans are more fully described in
Note 17 (Stock Compensation Plans).

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

The following table illustrates the effect on income (loss) from continuing operations and income (loss) per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. The estimated fair value of each Corning option is calculated using the Black-Scholes option-pricing model through November 30, 2005. For options granted after that time, the fair value is estimated using a lattice-based option valuation model.

(In millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Years ended December 31,
                                                                           ---------------------------------------------
                                                                              2005             2004              2003
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations - as reported                     $     585         $ (2,185)        $    (223)
Add:  Stock-based employee compensation expense
  determined under APB 25, included in reported income
  (loss) from continuing operations, net of tax                                   37               11                 1
Less:  Stock-based employee compensation expense
  determined under fair value based method, net of tax                           (68)            (168)             (162)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations - pro forma                       $     554         $ (2,342)        $    (384)

Earnings (loss) per common share from continuing operations:
    Basic - as reported                                                    $    0.40         $  (1.57)        $   (0.18)
    Basic - pro forma                                                      $    0.38         $  (1.69)        $   (0.30)

    Diluted - as reported                                                  $    0.38         $  (1.57)        $   (0.18)
    Diluted - pro forma                                                    $    0.36         $  (1.69)        $   (0.30)
------------------------------------------------------------------------------------------------------------------------------------

On December 1, 2004, Corning's Compensation Committee of the Board of Directors considered and adopted a proposal that accelerated the vesting of all unvested underwater options held by active employees. Unvested underwater options were defined as options granted prior to December 1, 2004 with a grant price greater than $12.70. Approximately 7 million stock options or 5 percent of Corning's outstanding stock options were accelerated. This action was one of a series of actions taken to manage Corning's anticipated future compensation cost for all forms of equity incentives within an acceptable range once SFAS 123 (revised), "Share-Based Payment" (SFAS 123R) is adopted. Other actions included reducing the use of stock options for all employees, increasing the use of performance shares in the executive plan, and reviewing the cost considerations of the global employee share purchase program. As a result of the accelerated vesting, the 2004 "stock-based employee compensation expense determined under fair value based method, net of tax" amount above includes $13 million of incremental expense relating to these accelerated options.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible into cash. We consider securities with contractual maturities of three months or less, when purchased, to be cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Supplemental disclosure of cash flow information follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Years ended December 31,
                                                                           ---------------------------------------------
                                                                              2005             2004              2003
------------------------------------------------------------------------------------------------------------------------------------
Non-cash transactions:
    Retirement of short-term borrowings                                                       $   26
    Retirement of debt in exchange for stock                                $   388           $  368           $    77
    Pension contribution                                                    $   199
    Issued credit memoranda for settlement of customer receivables          $    29
Cash paid for interest and income taxes:
    Interest                                                                $   126           $  129           $   124
    Income taxes, net of refunds received                                   $   140           $   64           $  (145)
------------------------------------------------------------------------------------------------------------------------------------

Short-Term Investments

Our short-term investments consist of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities include U.S. treasury notes, state and municipal bonds, asset-backed securities, auction rate securities, corporate bonds, commercial paper and certificates of deposit. These investments are on deposit with a major financial institution. Unrealized gains and losses, net of tax, are computed on the first-in first-out basis and are reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity until realized. Realized gains and losses are recorded in other income (expense), net.

Allowance for Doubtful Accounts

The Company's allowance for doubtful accounts is determined based on a variety of factors that affect the potential collectibility of the related receivables, including length of time receivables are past due, customer credit ratings, financial stability of customers, specific one-time events and past customer history. In addition, in circumstances where the Company is made aware of a specific customer's inability to meet its financial obligations, a specific allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate reserves are established as deemed appropriate based on the above criteria. The remainder of the reserve is based on management's estimates and takes into consideration historical trends, market conditions and the composition of the Company's customer base.

Environmental Liabilities

The Company accrues for its environmental investigation, remediation, operating and maintenance costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For environmental matters, the most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, current laws and regulations and prior remediation experience. For sites with multiple potential responsible parties (PRP's), the Company considers its likely proportionate share of the anticipated remediation costs and the ability of the other parties to fulfill their obligations in establishing a provision for those costs. Where no amount within a range of estimates is more likely to occur than another, the minimum is accrued. When future liabilities are determined to be reimbursable by insurance coverage, an accrual is recorded for the potential liability and a receivable is recorded related to the insurance reimbursement. The uncertain nature inherent in such remediation and the possibility that initial estimates may not reflect the final outcome could result in additional costs.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Property, Net of Accumulated Depreciation

Land, buildings and equipment are recorded at cost. Depreciation is based on estimated useful lives of properties using the straight-line method. Except as described in Note 3 (Restructuring, Impairment and Other Charges and (Credits)) related to accelerated depreciation arising from restructuring programs, the estimated useful lives range from 20 to 40 years for buildings and 3 to 20 years for equipment.

Included in the subcategory of equipment are the following types of assets:
--------------------------------------------------------------------------------
Asset type                                                  Range of useful life
--------------------------------------------------------------------------------

Computer hardware and software                                   3 years
Manufacturing equipment                                          3 to 15 years
Furniture and fixtures                                           5 to 7 years
Transportation equipment                                         20 years
--------------------------------------------------------------------------------

Included in manufacturing equipment are certain components of production equipment that are coated with or constructed of precious metals. These metals have an indefinite useful life as they are returned to their elemental state and reused or sold.

Goodwill and Other Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually in the fourth quarter, and will be tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are either one level below the operating segment level or an aggregation of two or more reporting units within the same operating segment if such reporting units share similar economic characteristics. Goodwill relates and is assigned directly to a specific reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis. Refer to Note 3 (Restructuring, Impairment and Other Charges and (Credits)) and Note 9 (Goodwill and Other Intangible Assets) for additional information.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which establishes financial accounting and reporting standards for the effect of income taxes. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the entity's financial statements. The Company is subject to income taxes in the United States and in numerous foreign jurisdictions. No provision is made for U.S. income taxes on the undistributed earnings of its wholly owned foreign subsidiaries because substantially all such earnings are indefinitely reinvested in those companies. Provision for the tax consequences of distributions, if any, from consolidated foreign subsidiaries is recorded in the year the distribution is declared. Significant judgment is required in determining the Company's worldwide income tax position as well as its effective tax rate.

The Company has provided for potential liabilities due in various jurisdictions. Judgment is required in determining the worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. SFAS 109 requires us to exercise judgment about our future results in assessing the realizability of our deferred tax assets. Inherent in this estimation process, especially since we are in a net gross deferred tax asset position, in part due to prior year net operating losses, is the requirement for us to estimate future book taxable income and possible tax planning strategies. Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in the historical income tax provisions and accruals. Such differences could have a material impact on the Company's income tax provision and operating results in the period in which such determination is made.

Fair Value of Financial Instruments

Management believes that the carrying values of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments.

Derivative Instruments

We participate in a variety of foreign exchange forward contracts and foreign exchange option contracts entered into in connection with the management of our exposure to fluctuations in foreign exchange and interest rates. These financial exposures are managed in accordance with corporate policies and procedures.

All derivatives are recorded at fair value on the balance sheet. Changes in the fair value of derivatives designated as cash flow hedges and hedges of net investments in foreign operations are recorded in accumulated other comprehensive income (loss). Amounts, related to cash flow hedges are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item impacts earnings. This reclassification is recorded in the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded, typically sales or cost of sales. Changes in the fair value of derivatives designated as fair value hedges are recorded currently in earnings offset to the extent the derivative was effective, by the change in the fair value of the hedged item. Corning currently does not have any fair value hedges. Changes in the fair value of derivatives not designated as hedging instruments are recorded currently in earnings in the other income line of the consolidated statement of operations.

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other comprehensive income (loss) as part of the foreign currency translation adjustment.

Variable Interest Entities

Corning leases certain transportation equipment from a Trust that qualifies as a variable interest entity under FIN 46R. The sole purpose of this entity is leasing transportation equipment to Corning. Since Corning is the primary beneficiary of this entity, the financial statements of the entity are included in Corning's consolidated financial statements. The entity's assets are primarily comprised of fixed assets which are collateral for the entity's borrowings. These assets, amounting to approximately $29.5 million and $30.4 million as of December 31, 2005 and 2004, respectively, are classified as long-term assets in the consolidated balance sheet.

Corning leases certain transportation equipment from two additional Trusts that qualify as variable interest entities under FIN 46R. Corning is not the primary beneficiary of these entities. The sole purpose of the entities is leasing transportation equipment to Corning. Corning has been involved with these entities as lessee since the inception of the Trusts. Lease revenue generated by these Trusts was $1.5 million, $1.6 million, and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Corning's maximum exposure to loss as a result of its involvement with the Trusts is estimated at approximately $16.6 million and $17.3 million at December 31, 2005 and 2004, respectively.

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

Corning grants restricted shares and stock options that are subject to specific vesting conditions (e.g., three-year cliff vesting). The awards specify that the employee will continue to vest in the award after retirement without providing any additional service. Corning has historically accounted for this type of arrangement by recognizing compensation cost over the nominal vesting period and, if the employee retires before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement (the "nominal vesting period approach").

SFAS 123(R) specifies that an award is vested when the employee's retention of the award is no longer contingent on providing subsequent service (the "non-substantive vesting period approach"). This would be the case for Corning awards that vest when employees retire and are granted to retirement eligible employees. Effective January 1, 2006, related compensation cost must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.

We will continue to follow the nominal vesting period approach for any share-based awards granted prior to adopting SFAS 123(R) and the corresponding remaining portion of unvested outstanding awards after adopting SFAS 123(R). Upon adoption of SFAS 123(R), we will apply the non-substantive vesting period approach to new grants that have retirement eligibility provisions. Had we applied the non-substantive vesting period approach in prior periods, stock-based compensation cost would have been $16 million and $7 million higher for 2005 and 2004, respectively, for stock options and restricted share awards.

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47), which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Corning adopted FIN 47 effective December 31, 2005. The impact of FIN 47 was not material to Corning's consolidated results of operations and financial condition.

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

2.   Discontinued Operation

In the third quarter of 2004, Corning and 3M Company (3M) reached a final settlement agreement for funds held in escrow associated with the 2002 sale of Corning's precision lens business to 3M. As a result, we recognized a $20 million gain upon receipt of the proceeds in 2004. This gain is included in income from discontinued operation in the 2004 consolidated statement of operations.

3.   Restructuring, Impairment and Other Charges and (Credits)

2005 Actions

Corning recorded net credits of $38 million in 2005. A summary of the charges and credits follows:
..    We  recorded a credit of $84 million  for the  reversal  of the  cumulative
     translation  account  of  O.T.I.  S.r.l.  (OTI),  a  wholly-owned   foreign
     subsidiary of Corning, upon OTI's substantial liquidation. The photonics business in Milan, Italy, was the sole operation of OTI, whose results were included in Telecommunications segment. Subsequent to Corning's agreement to sell its photonics business operations to Avanex Corporation (Avanex) in 2003, Corning began liquidating OTI. In October 2005, the assets were substantially liquidated and OTI's cumulative translation account was reversed.
..    We recorded a charge of $30 million which was comprised of severance  costs for a restructuring plan in the Telecommunications segment to continue to reduce costs in this segment.
..    We  recorded   net  credit   adjustments   of  $9  million  to  prior  year
     restructuring plans which included charges of $8 million related to our Telecommunications segment and credits of $17 million for businesses in our Unallocated and Other segment.
..    We recorded  impairment  charges of $25  million in the  Telecommunications segment for an other than temporary decline in the fair value of our investment in Avanex below its adjusted cost basis. Our investment in Avanex was accounted for as an available-for-sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). In the fourth quarter of 2005, we completed the sale of our remaining shares of Avanex.

The following table summarizes the restructuring,  impairment, and other charges and (credits) as of and for the year ended December 31, 2005 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                        Year ended December 31, 2005
                                                   --------------------------------------
                                     Reserve at                   Revisions       Net                      Reserve at
                                     January 1,    Charges/      to existing   charges/        Cash         Dec. 31,
                                        2005       (credits)        plans     (reversals)    payments         2005
------------------------------------------------------------------------------------------------------------------------------------
Restructuring:
Employee related costs                 $   18       $    30       $    (1)      $   29        $ (11)        $     36
Other charges (credits)                    77                         (14)         (14)         (14)              49
                                       -----------------------------------------------------------------------------
     Total restructuring charges       $   95       $    30       $   (15)      $   15        $ (25)        $     85
                                       -----------------------------------------------------------------------------

Impairment of long-lived assets:
Impairment of available-for-sale
  securities                                        $    25                     $   25
Assets to be disposed of by sale
  or abandonment                                                  $     6            6
                                                    ------------------------------------
     Total impairment charges                       $    25       $     6       $   31
                                                    ------------------------------------

Reversal of currency translation
  adjustment                                        $   (84)                    $  (84)
                                                    ------------------------------------

Total restructuring, impairment and
  other charges and (credits)                       $   (29)      $    (9)      $  (38)
------------------------------------------------------------------------------------------------------------------------------------

Cash payments for employee-related costs will be substantially completed by the end of 2007, while payments for exit activities will be substantially completed by the end of 2010.

The following table summarizes the net charge (reversals) for 2005 restructuring, impairment, and other charges and (credits) by operating segment (in millions):
--------------------------------------------------------------------------------
                                 Telecom-       Unallocated
                                munications      and Other        Total
--------------------------------------------------------------------------------

Net credit                       $  (47)          $  9           $ (38)
--------------------------------------------------------------------------------

2004 Actions

Corning recorded net charges of $1,789 million in 2004. A summary of the significant charges and credits follows:
..    We recorded a charge of $1,420  million to impair a significant  portion of our Telecommunications segment goodwill balance. Refer to Note 9 (Goodwill and Other Intangible Assets) for additional information on this charge.
..    We  recorded  a $350  million  charge to  impair  certain  fixed  assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This charge primarily relates to our third quarter decision to permanently abandon approximately $332 million of construction in progress at our optical fiber manufacturing facility in Concord, North Carolina that had been stopped in 2002. As a result of our lowered outlook for the Telecommunications segment, we have permanently abandoned this construction in progress as we no longer believe the demand for optical fiber will warrant the investment necessary to complete this facility.
..    We  recorded  an asset  held for use  impairment  charge of $24  million to impair certain fixed assets and intangible assets other than goodwill in accordance with SFAS 144. Due to our decision to permanently abandon
     certain   fixed   assets   and  lower  our   long-term   outlook   for  the
     Telecommunications segment, we determined that an event of impairment, as defined by SFAS 144, had occurred in our Telecommunications segment which required us to test the segment's long-lived assets other than goodwill for impairment. We estimated the fair value of the long-lived assets using the discounted cash flow approach as a measure of fair value. As a result of our impairment evaluation, we recorded an impairment charge to write-down certain assets to their estimated fair values.
..    We recorded a gain of $33 million  related to proceeds in excess of assumed salvage values for assets of Corning Asahi Video Products Company (CAV) that were previously impaired but later sold to a Henan Anyang CPT Glass Bulb Group, Electronic Glass Co., Ltd. (Henan Anyang), located in China. This represented the substantial completion of the sale of CAV's assets.
..    We recorded $37 million of accelerated  depreciation  relating to the final
     shutdown  of  our  semiconductor   materials   manufacturing   facility  in
     Charleston,  South  Carolina,  which we announced in the fourth  quarter of
     2003.
..    We  recorded a loss of $14  million on the sale of our  frequency  controls business for net cash proceeds of $80 million. The frequency controls business, which was part of our Telecommunications segment, had annual sales of $76 million.
..    We  recorded  net credits of $25 million  related to  adjustments  to prior period restructuring, impairment, and other charges.

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
------------------------------------------------------------------------------------------------------------------------------------

In 2004, net charges (reversals) for restructuring, impairment, and other actions totaled $1,798 million for the Telecommunications segment and were a credit of $9 million for the Unallocated and Other segment.

2003 Actions

Corning recorded net charges of $111 million in 2003. Major actions approved and initiated in 2003 included the following:
..    The shutdown of CAV.
..    The   exit   of   our   photonic    technologies    products   within   the
     Telecommunications segment, which included the sale of certain assets to Avanex.
..    Credits  to prior year  restructuring  plans,  primarily  the result of our decision not to exit two cabling sites previously marked for shutdown in 2002.
..    The shutdown of two of our specialty materials manufacturing  facilities in
     North Brookfield and Charleston, South Carolina.

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
------------------------------------------------------------------------------------------------------------------------------------

In 2003, net charges (reversals) for restructuring, impairment, and other actions were a credit of $36 million for the Telecommunications segment and a charge of $147 million for Unallocated and Other. The headcount reductions associated with 2003 restructuring plans totaled 975 for U.S. hourly employees, 750 for U.S. salaried employees, and 250 for non-U.S. employees.

As of December 31, 2004, all of the 1,975 employees from the 2003 restructuring plans had been separated.

4.   Short-Term Investments

The following is a summary of the fair value of available-for-sale securities (in millions):
--------------------------------------------------------------------------------
                                                        December 31,
                                                 ---------------------------
                                                     2005           2004
--------------------------------------------------------------------------------
Bonds, notes and other securities
    U.S. government and agencies                  $     259         $    85
    States and municipalities                            77             216
    Asset-backed securities                             374             245
    Commercial paper                                     57              20
    Other debt securities                               325             306
--------------------------------------------------------------------------------
      Total short-term investments                $   1,092       $     872
--------------------------------------------------------------------------------

Gross unrealized gains and losses were insignificant at December 31, 2005 and 2004.

The following table summarizes the contractual maturities of available-for-sale securities at December 31, 2005 (in millions):
--------------------------------------------------------------------------------
Less than one year                                                  $     375
Due in 1-5 years                                                          379
Due in 5-10 years                                                          23
Due after 10 years                                                        315
--------------------------------------------------------------------------------
     Total                                                          $   1,092
--------------------------------------------------------------------------------

Proceeds from sales and maturities of short-term investments totaled $1.5 billion, $1.4 billion and $2.6 billion in 2005, 2004 and 2003, respectively. The gross realized gains and losses related to sales of short-term investments were insignificant in 2005, 2004 and 2003.

5.   Inventories

Inventories comprise the following (in millions):
--------------------------------------------------------------------------------
                                                           December 31,
                                                   --------------------------
                                                      2005           2004
--------------------------------------------------------------------------------
Finished goods                                     $     135       $     136
Work in process                                          198             172
Raw materials and accessories                            124             139
Supplies and packing materials                           113              88
--------------------------------------------------------------------------------
Total inventories                                  $     570       $     535
--------------------------------------------------------------------------------

6.   Income Taxes

Income (loss) from continuing operations before income taxes follows (in millions):
--------------------------------------------------------------------------------
                                                 Years ended December 31,
                                        ----------------------------------------
                                             2005          2004           2003
--------------------------------------------------------------------------------

U.S. companies                          $    (200)      $  (1,554)    $    (927)
Non-U.S. companies                            772             (26)          168
--------------------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes        $     572       $  (1,580)    $    (759)
--------------------------------------------------------------------------------

The current and deferred amounts of the provision (benefit) for income taxes follow (in millions):
--------------------------------------------------------------------------------
                                                 Years ended December 31,
                                        ----------------------------------------
                                             2005          2004           2003
--------------------------------------------------------------------------------
Current:
   Federal                              $     (14)      $     (20)    $     (11)
   State and municipal                                         (7)           (3)
   Foreign                                    167             111            23
Deferred:
   Federal                                    443             547          (258)
   State and municipal                                        220           (24)
   Foreign                                    (18)            180            19
--------------------------------------------------------------------------------
Provision (benefit) for income taxes    $     578       $   1,031     $    (254)
--------------------------------------------------------------------------------

Amounts are reflected in the preceding tables based on the location of the taxing authorities.

We do not provide income taxes on the post-1992 earnings of domestic subsidiaries that we expect to recover tax-free without significant cost. Income taxes have been provided for post-1992 unremitted earnings of domestic corporate joint ventures that we do not expect to recover tax-free. Unremitted earnings of domestic subsidiaries and corporate joint ventures that arose in fiscal years beginning on or before December 31, 1992 have been indefinitely reinvested. We currently provide income taxes on the earnings of foreign subsidiaries and associated companies to the extent these earnings are currently taxable or expected to be remitted. As of December 31, 2005, taxes have not been provided on approximately $2.2 billion of accumulated foreign unremitted earnings which are expected to remain invested indefinitely.

The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Act introduced a special one-time (for 2004 or 2005) 85% dividends received deduction for certain repatriated foreign earnings. Our remittance plans did not change as a result of this provision. Our accumulated foreign unremitted earnings are expected to remain invested indefinitely.

The Act also provided for the repeal of the extraterritorial income tax regime (through reduced benefits in 2005 and 2006, with full repeal effective for 2007) and the allowance of a deduction for qualified domestic production activities (phased in over the years 2005 to 2009 and fully effective in 2010). Neither of these changes is expected to have a significant impact on our effective tax rate or U.S. tax liabilities because of our loss position in the U.S. and the resulting valuation allowances against our U.S. deferred tax assets.

Reconciliation  of the U.S.  statutory income tax rate to our effective tax rate for continuing operations follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Years ended December 31,
                                                                                     ----------------------------------------------
                                                                                        2005            2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Statutory U.S. income tax (benefit) rate                                                35.0%          (35.0)%        (35.0)%
State income benefit, net of federal benefit                                            (1.8)           (2.4)          (5.3)
Nondeductible goodwill and other expenses                                                0.3            27.3            0.6
Worthless stock deductions                                                            (266.2)           (0.3)
Tax holidays                                                                            (8.6)           (1.2)          (0.5)
Investment & other tax credits                                                         (12.4)           (0.6)          (0.3)
Rate difference on foreign earnings                                                      9.9             2.5            1.5
Reversal of tax contingency liabilities                                                 (2.4)
Minimum pension obligation                                                             (14.3)
Currency translation adjustment                                                         (5.0)
Valuation allowances                                                                   364.2            76.2            4.9
Other items, net                                                                        (2.3)           (1.3)           0.7
------------------------------------------------------------------------------------------------------------------------------------
Effective income tax (benefit) rate                                                    101.0%           65.2%         (33.4)%
------------------------------------------------------------------------------------------------------------------------------------

For 2005, the tax provision reflected the following items:

..    The impact of our inability to record tax benefits on net operating  losses generated in the U.S. and certain foreign jurisdictions;
..    An increase in our valuation  allowance as a result of the conclusion  that the sale of an appreciated asset was no longer prudent and, as such, no longer meets the criteria for a tax planning strategy;
..    The benefit of a worthless stock deduction (and a corresponding increase in our valuation allowance) for the loss on our investment in the photonic technologies business associated with the Pirelli acquisition which was completed in December 2000 and was substantially impaired in the second quarter of 2001;
..    The  benefit  of tax  holidays  and  investment  credits  in Taiwan and tax holidays in China and South Africa;
..    The benefit from the reversal of tax contingency  liabilities following the conclusion of Internal Revenue Service (IRS) examinations; and
..    The tax  effect  of  eliminating  our  minimum  pension  liability  for the domestic qualified plan.

In 2004, significant events occurred which required us to increase our valuation allowances against certain U.S. and German deferred tax assets. Refer to Note 3 (Restructuring, Impairment and Other Charges and (Credits)) for additional information on these events and the related charges. Accordingly, we increased our valuation allowance by $1.2 billion in the third quarter of 2004 to reduce our net deferred tax assets to approximately $530 million. At that time, we believed that it was more likely than not that we could realize the remaining net deferred tax assets through a tax planning strategy involving the sale of our investment in Dow Corning Corporation (DCC), a non-strategic appreciated asset, if we were faced with expiring net operating loss carryforwards.

During 2005, DCC's performance was much stronger than expected and DCC resumed paying a dividend; both of which are expected to continue in the future. Due to this improved performance, DCC now provides strong financial, geographic and market balance to Corning's portfolio of businesses, the profitability of which has become more concentrated due to the success of the display operating segment. As a result, we now consider DCC to be a strategic investment and can no longer assert that a potential tax planning strategy involving the sale of DCC would be prudent, as required by FAS 109. Therefore, we no longer believe that it is more likely than not that we would realize the remaining net deferred tax assets. Accordingly, we have increased our valuation allowance by $525 million to fully reserve our net U.S. deferred tax assets in the fourth quarter of 2005.

As a result of the elimination of the minimum pension liability for the domestic qualified plan, $82 million tax benefit from the minimum pension liability, previously included in other comprehensive income, was reflected in our provision for income taxes in the fourth quarter of 2005.

During the third quarter of 2005, Corning filed its 2004 consolidated U.S. Federal income tax return, which included a $3.9 billion worthless stock deduction for the loss on our investment in the photonic technologies business associated with the Pirelli acquisition. This acquisition was completed in December 2000 and was substantially impaired in the second quarter of 2001. Prior to the third quarter of 2005, we did not record a deferred tax asset for this item as the ultimate realization of such deduction was uncertain, and consistent with the requirements of SFAS No. 5, "Accounting for Contingencies," recognition of an asset prior to the time management determines the realization of the asset is probable is prohibited. On September 2, 2005, Corning and the Commissioner of the IRS entered into a closing agreement under section 7121 of the Internal Revenue Code of 1986 which provides that Corning is entitled to this worthless stock deduction. We recorded a $1.5 billion deferred tax asset for this item in the third quarter, which was concurrently offset by a valuation allowance of an equal amount due to our current inability to record tax benefits for U.S. net operating losses.

We expect to maintain a valuation allowance on future tax benefits until an appropriate level of profitability is sustained, primarily in the U.S. and Germany, or there are tax planning strategies that would enable us to conclude that it is more likely than not that a portion of the deferred tax benefits would be realizable. Until then, our tax provision will include only the net tax expense attributable to certain foreign operations.

Certain foreign subsidiaries in China, South Africa and Taiwan are operating under tax holiday arrangements. The nature and extent of such arrangements vary, and the benefits of such arrangements phase out in future years (2006 to 2009) according to the specific terms and schedules of the relevant taxing jurisdictions. The impact of the tax holidays on our effective rate is a reduction in the rate of 8.6%, 1.2%, and 0.5% for 2005, 2004, and 2003, respectively.

We establish tax contingency liabilities when, despite our belief that our tax returns are fully supportable, it is probable that certain positions may not be sustained through the income tax audit process. These liabilities are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as reviews of intercompany transfer pricing practices, the progress of income tax audits, new case law and emerging legislation. In the third quarter of 2005, in conjunction with our reassessment process, we recorded a tax benefit of $14 million following the conclusion of an IRS examination for the years 2001 and 2002. We continue to believe that our recorded tax contingency liabilities are adequate for all open years, based on our assessment of the previously mentioned factors. However, since tax laws and regulations are subject to interpretation, the final results of income tax audits could differ significantly from what we have reflected in our income tax accounts and could have a material effect on our tax provision, net income and/or cash flows in a future period or periods in which such a conclusion is reached. Due to the complexity involved in these matters we are not able to estimate the range of reasonably possible losses in excess of amounts recorded.

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities follows (in millions):
--------------------------------------------------------------------------------
                                                            December 31,
                                                  ------------------------------
                                                     2005                 2004
--------------------------------------------------------------------------------

Loss and tax credit carryforwards                 $  2,723             $ 1,189
Capitalized research and development                   176                 207
Restructuring reserves                                 230                 237
Postretirement medical and life benefits               248                 243
Inventory                                               51                  35
Intangible and other assets                             86                  98
Other accrued liabilities                              273                 156
Other employee benefits                                                     97
Other                                                                       86
--------------------------------------------------------------------------------
Gross deferred tax assets                            3,787               2,348
Valuation allowance                                 (3,605)             (1,685)
--------------------------------------------------------------------------------
Deferred tax assets                                    182                 663
--------------------------------------------------------------------------------
Fixed assets                                           (80)               (131)
Other employee benefits                                (67)
Other                                                   (7)
--------------------------------------------------------------------------------
Deferred tax liabilities                              (154)               (131)
--------------------------------------------------------------------------------
Net deferred tax assets                           $     28             $   532
--------------------------------------------------------------------------------

Based on our estimated 2005 consolidated U.S. Federal income tax return to be filed, Corning has net operating loss carryforwards of ($5.1) billion for U.S. Federal income tax purposes. These operating losses will expire in 2022 $0.1 billion, 2023 $0.6 billion, 2024 $4.2 billion and 2025 $0.2 billion.

7.   Investments

Investments comprise the following (in millions):
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              December 31,
                                                                  Ownership          -------------------------------
                                                                 Interest (1)          2005                 2004
                                                                 ------------          ----                 ----
Associated companies accounted for under the equity method
     Samsung Corning Precision Glass Co., Ltd.                        50%            $    859             $    572
     Dow Corning Corporation                                          50%                 473                  324
     Samsung Corning Co., Ltd.                                        50%                 231                  365
     All other                                                      25%-51%               130                  162
                                                                                     --------             --------
                                                                                        1,693                1,423
Other investments (2)                                                                       4                   61
                                                                                     --------             --------
Total                                                                                $  1,697             $  1,484
-----------------------------------------------------------------------------------------------------------------------------

(1) Amounts reflect Corning's direct ownership interests in the respective associated companies. Corning does not control any of such entities. In the cases where Corning owns over 50% of the voting stock of another entity accounted for by the equity method, Corning does not have control because the other equity owner has significant participatory rights.
(2) Amounts reflect $53 million of available-for-sale securities at December 31, 2004 stated at market value.

Associated Companies at Equity

The financial position and results of operations of these investments follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2005               2004               2003
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                   $  6,842            $  6,146            $ 4,971
     Gross profit                                                $  2,793            $  2,341            $ 1,649
     Net income                                                  $  1,224            $  1,036            $   505
     Corning's equity in earnings of affiliated companies (1)(2) $    598            $    443            $   209

Related Party Transactions:
     Corning sales to equity company affiliates                  $    133            $    127            $   115
     Corning purchases from equity company affiliates            $    106            $    106            $    48

------------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31,
                                                                 ------------------------------
                                                                    2005               2004
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet:
     Current assets                                              $  3,491            $  2,779
     Noncurrent assets                                           $  4,992            $  5,426
     Short-term borrowings, including current portion
       of long-term debt                                         $     87            $     75
     Other current liabilities                                   $  1,498            $  1,442
     Long-term debt                                              $    153            $    252
     Other long-term liabilities                                 $  2,671            $  2,777
     Minority interest                                           $    223            $    245

Related Party Transactions:
     Balances due from equity company affiliates                 $     34            $     23
     Balances due to equity company affiliates                   $     45            $     15

------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2005               2004                2003
------------------------------------------------------------------------------------------------------------------------------------
Dividends received from affiliated companies                     $    301            $    140            $   112

Royalty income from affiliated companies                         $     75            $     47            $    25

------------------------------------------------------------------------------------------------------------------------------------

(1) Equity in earnings shown above and in the consolidated statements of operations are net of amounts recorded for income tax.
(2)  Amounts include the following restructuring and impairment charges:
     . In 2005, Dow Corning Corporation recorded a gain on the issuance of subsidiary stock. Our equity earnings included $11 million related to this gain.
     . In 2005, Samsung Corning recorded charges to restructure and impair certain manufacturing assets. Our equity earnings included $106 million related to these charges.
     . In 2004, Dow Corning Corporation recorded charges related to restructuring actions and adjustments to interest liabilities recorded on its emergence from bankruptcy. Our equity earnings included $21 million related to these charges.
     . In 2004 and 2003, Corning recorded $35 million and $7 million, respectively, of charges to impair equity method investments in the Telecommunications segment to their estimated fair value.
     . In 2003, Samsung Corning Co., Ltd. recorded asset impairment charges. Our equity earnings included $66 million related to these charges.

We have contractual agreements with several of our equity investees which include sales, purchasing, licensing and technology agreements.

At December 31, 2005, approximately $1,485 million of equity in undistributed earnings of equity companies was included in our accumulated deficit.

A discussion and summarized results of Corning's significant investees at December 31, 2005 follows:

Samsung Corning  Precision Glass Co., Ltd. (Samsung Corning  Precision)
-----------------------------------------------------------------------
Samsung Corning Precision is a South Korea-based  manufacturer of liquid crystal display glass for flat panel  displays.  Samsung Corning  Precision's  financial position and results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2005               2004                2003
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                   $  1,660            $  1,097            $   590
     Gross profit                                                $  1,234            $    820            $   424
     Net income                                                  $    848            $    561            $   295
     Corning's equity in earnings of Samsung Corning Precision   $    408            $    277            $   144

Related Party Transactions:
     Corning sales to Samsung Corning Precision (1)              $    116            $     96            $    68
     Corning purchases from Samsung Corning Precision            $     71            $     76            $    26

------------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31,
                                                                 -----------------------------
                                                                    2005              2004
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet:
     Current assets                                              $    400            $    200
     Noncurrent assets                                           $  1,848            $  1,506
     Short-term borrowings, including current portion
       of long-term debt                                         $     57            $     54
     Other current liabilities                                   $    359            $    368
     Long-term debt                                              $     28            $     97
     Other long-term liabilities                                 $     86            $     45

------------------------------------------------------------------------------------------------------------------------------------
                                                                        For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2005              2004                 2003
------------------------------------------------------------------------------------------------------------------------------------
Dividends received from Samsung Corning Precision                $    156            $     71            $    33

Royalty income from Samsung Corning Precision                    $     65            $     42            $    22

------------------------------------------------------------------------------------------------------------------------------------

(1) Corning purchases machinery and equipment on behalf of Samsung Corning Precision to support its capital expansion initiatives. The machinery and equipment are transferred to Samsung Corning Precision at our cost basis, resulting in no revenue or gain being recognized on the transaction.

Balances due to and from Samsung Corning Precision were $41 million and $18 million at December 31, 2005 and $12 million and $4 million at 2004, respectively.

As of December 31, 2005, Samsung Corning Precision and Samsung Corning Co., Ltd. were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 14 other creditors. Refer to Samsung Corning Co., Ltd. section of this note for additional information.

In February 2006, Corning made a capital contribution to Samsung Corning Precision in the amount of $77 billion Korean won (approximately $75 million
USD).

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

As of December 31, 2005, Corning's investment in Samsung Corning was $231 million. Corning has determined that a separate impairment of its investment in Samsung Corning was not necessary in 2005. We will continue to monitor this investment as it is possible an impairment may be required in the future.

In 2003, Samsung Corning recorded a significant asset impairment charge, our portion of which was $66 million after tax.

Samsung  Corning's  financial  position  and  results of  operations  follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2005               2004                2003
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                   $    823            $  1,019            $   895
     Gross profit                                                $     87            $    245            $   199
     Net (loss) income                                           $   (249)           $     94            $   (74)
     Corning's equity in (losses) earnings of Samsung Corning    $   (112)           $     32            $   (39)

------------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31,
                                                                 -----------------------------
                                                                    2005              2004
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet:
     Current assets                                              $    345            $    425
     Noncurrent assets                                           $    391            $    652
     Other current liabilities                                   $    154            $    163
     Long-term debt                                              $     48            $     47
     Other long-term liabilities                                 $     24            $     56
     Minority interest                                           $     45            $     73

------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2005               2004                2003
------------------------------------------------------------------------------------------------------------------------------------
Dividends received from Samsung Corning                          $     22            $     18            $    29
------------------------------------------------------------------------------------------------------------------------------------

As of December 31, 2005, Samsung Corning Precision and Samsung Corning were two of approximately thirty co-defendants in a lawsuit filed by Seoul Guarantee Insurance Co. and 14 other creditors (SGI and Creditors) for alleged breach of an agreement that approximately thirty affiliates of the Samsung group entered into with SGI and Creditors in September 1999. The lawsuit is pending in the courts of Korea. According to the agreement, the Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. (SLI) by December 31, 2000, which were transferred to SGI and Creditors in connection with the petition for court receivership of Samsung Motor Inc. In the lawsuit, SGI and Creditors allege that, in the event that the proceeds of sale of the SLI shares is less than 2.45 trillion Korean won (approximately $2.42 billion), the Samsung affiliates allegedly agreed to compensate SGI and Creditors for the shortfall, by other means, including Samsung affiliates' purchase of equity or subordinated debentures to be issued by SGI and Creditors. Any excess proceeds are to be distributed to the Samsung affiliates. As of December 31, 2005, the shares of Samsung Life Insurance Co., Ltd. have not been sold. The suit asks for damages of approximately $4.68 billion plus penalty interest. SCP and SCC combined guarantees should represent no more than 3.1% of the Samsung affiliates' total financial obligation. Although noting that the outcome of these matters is uncertain, Samsung Corning Precision and Samsung Corning have stated that these matters are not likely to result in a material ultimate loss to their financial statements. No claim in these matters has been asserted against Corning.

Dow Corning Corporation (Dow Corning)
-------------------------------------
Dow Corning is a U.S. based manufacturer of silicone products. In 1995, Corning fully impaired its investment of Dow Corning upon its entry into bankruptcy proceedings and did not recognize net equity earnings from the second quarter of 1995 through the end of 2002. Corning began recognizing equity earnings in the first quarter of 2003 when management concluded that its emergence from bankruptcy protection was probable. Dow Corning emerged from bankruptcy in 2004. See discussion below for additional information and for a history of this matter. Corning considers the difference between the carrying value of its investment in Dow Corning and its 50% share of Dow Corning's equity to be permanent. This difference is $249 million.

Dow Corning's financial position and results of operations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2005               2004                2003
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations:
     Net sales                                                   $  3,878            $  3,373            $ 2,873
     Gross profit                                                $  1,312            $  1,036            $   820
     Net income                                                  $    507            $    238            $   177
     Corning's equity in earnings of Dow Corning                 $    253            $    116            $    82

------------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31,
                                                                 -----------------------------
                                                                    2005              2004
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet:
     Current assets                                              $  2,575            $  1,828
     Noncurrent assets                                           $  2,573            $  2,988
     Short-term borrowings, including current portion
       of long-term debt                                         $     22            $     14
     Other current liabilities                                   $    911            $    764
     Long-term debt                                              $     39            $     60
     Other long-term liabilities                                 $  2,554            $  2,660
     Minority interest                                           $    179            $    172

------------------------------------------------------------------------------------------------------------------------------------
                                                                         For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2005               2004                2003
------------------------------------------------------------------------------------------------------------------------------------
Dividends received from Dow Corning                              $     45

------------------------------------------------------------------------------------------------------------------------------------

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

Under the terms of the Joint Plan, Dow Corning has established and is funding a Settlement Trust and a Litigation Facility to provide a means for tort claimants to settle or litigate their claims. Of the approximately $3.2 billion of required funding, Dow Corning has paid approximately $1.6 billion (inclusive of insurance) and expects to pay up to an additional $1.6 billion ($710 million after-tax) over 16 years. Corning and Dow Chemical have each agreed to provide a credit facility to Dow Corning of up to $150 million ($300 million in the aggregate), subject to the terms and conditions stated in the Joint Plan. As required by the Joint Plan, Dow Corning has fully satisfied (or reserved for) the claims of its commercial creditors in accordance with a March 31, 2004 ruling of the District Court determining the amount of pendency interest allowed on the $810 million in principal owing on such claims. In the second quarter of 2004, Dow Corning recorded a $47 million adjustment to its interest liabilities relating to this matter, of which Corning recognized $14 million in its second quarter equity in earnings of associated companies, net of impairments. Certain commercial creditors have appealed that ruling to the U.S. Court of Appeals of the Sixth Circuit seeking from Dow Corning an additional sum of approximately $80 million for interest at default rates and enforcement costs. Corning believes the risk of material loss to Dow Corning (net of sums reserved) is remote.

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

On March 28, 2003, Corning announced that it had also reached agreement with representatives of current and future asbestos claimants on a settlement arrangement that will be incorporated into the PCC Plan. This settlement is subject to a number of contingencies, including approval by the bankruptcy court. Corning's settlement will require the contribution, when the PCC Plan becomes effective, of its equity interest in PCC, its one-half equity interest in Pittsburgh Corning Europe N.V. (PCE), and 25 million shares of Corning common stock. The common stock will be marked-to-market each quarter until it is contributed to the settlement trust. Corning also will be making cash payments of $152 million (net present value as of December 31, 2005) in six installments beginning one year after the PCC Plan is effective. In addition, Corning will assign policy rights or proceeds under primary insurance from 1962 through 1984, as well as rights to proceeds under certain excess insurance, most of which falls within the period from 1962 through 1973. In return for these contributions, Corning expects to receive a release and an injunction channeling asbestos claims against it into a settlement trust under the PCC Plan.

The following summarizes the charges we have recorded for the asbestos settlement (in millions):
--------------------------------------------------------------------------------
                                       For the years ended December 31,
                                --------------------------------------------
                                  2005               2004              2003
--------------------------------------------------------------------------------

Initial settlement charge                                             $  298
Mark-to-market common stock     $   197             $    33           $  115
                                -------             -------           ------
Asbestos settlement             $   197             $    33           $  413
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

The PCC Plan received a favorable vote from creditors in March 2004. Hearings to consider objections to the PCC Plan were held in the Bankruptcy Court in May 2004. The parties filed post-hearing briefs and made oral arguments to the Bankruptcy Court in November 2004. The Bankruptcy Court allowed an additional round of briefing to address current case law developments and heard additional oral arguments on March 16, 2005. In mid-April 2005, the proponents of the PCC Plan requested that the court rule on the pending objections. If the Bankruptcy Court does not approve the PCC Plan in its current form, changes to the PCC Plan are probable as it is likely that the Court will allow the proponents time to propose amendments. The outcome of these proceedings is uncertain, and confirmation of the current PCC Plan or any amended Plan is subject to a number of contingencies. However, apart from the quarterly mark-to-market adjustment in the value of the 25 million shares of Corning stock, management believes that the likelihood of a material adverse impact to Corning's financial statements is remote.

8.   Property, Net of Accumulated Depreciation

Property, net follows (in millions):
-------------------------------------------------------------------------------
                                                           December 31,
                                                 -----------------------------
                                                    2005               2004
-------------------------------------------------------------------------------
Land                                             $     70            $     76
Buildings                                           1,999               1,943
Equipment                                           5,177               4,569
Construction in progress                            1,061                 885
-------------------------------------------------------------------------------
                                                    8,307               7,473
Accumulated depreciation                           (3,632)             (3,532)
-------------------------------------------------------------------------------
Total                                            $  4,675            $  3,941
-------------------------------------------------------------------------------

Approximately $27 million, $22 million and $9 million of interest costs were capitalized as part of property, net in 2005, 2004 and 2003, respectively.

9.   Goodwill and Other Intangible Assets

Goodwill

The change in the carrying  amount of goodwill  for the year ended  December 31,
2005, by segment follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                        Telecommunications            Display Technologies          Other (1)            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2004                  $   1,576                       $      9               $    150           $   1,735
Impairment                                     (1,420)                                                                   (1,420)
Divestitures                                      (30)                                                                      (30)
Foreign currency translation & other               (3)                                                                       (3)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                $     123                       $      9               $    150           $     282
------------------------------------------------------------------------------------------------------------------------------------

Foreign currency translation & other        $      (5)                                                                $      (5)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                $     118                       $      9               $    150           $     277
------------------------------------------------------------------------------------------------------------------------------------

(1)  This balance relates to our Specialty Materials operating segment.

2005 Assessment
---------------
Our annual goodwill recoverability assessment is completed in the fourth quarter, as it is traditionally based on our annual strategic planning process that runs from June to October. This process includes reviewing expectations for the long-term growth of our businesses and forecasting future cash flows. The results of our impairment tests indicated that the fair value of each reporting unit exceeded its book value.

2004 Assessment
---------------
In the third quarter of 2004, we identified certain factors during our annual strategic planning process that caused us to lower our estimates and projections for the long-term revenue growth of the Telecommunications segment, which indicated that it was more likely than not that the fair value of the Telecommunications segment reporting unit was less than its carrying value. As such, we performed an interim impairment test of the Telecommunications segment goodwill in the third quarter of 2004, the results of which were reviewed with Corning's Board of Directors on October 6, 2004.

Although we were experiencing stronger than expected volume in this segment, the improved demand was from a narrow band of customers, and we saw few signs of a broader recovery in overall demand, mix of premium products, and pricing for our products. The lack of industry consolidations, increased competitive pressures in the industry, and revised estimates of future customer demand for the types of products expected to be deployed caused us to change our assessment of the future pace of recovery. The primary estimates and forecasts that caused the change in our outlook and reduced the fair value of the Telecommunications segment from that measured in 2003 were:

..    Revised estimates of future pricing for fiber and cable;
..    Revised estimates of demand for premium fiber product; and
..    Revised estimates for the long-term worldwide market volume growth.

We estimated the fair value of the Telecommunications segment using a discounted cash flow model based on our current estimates for the long-term growth of the Telecommunications segment, and concluded that the fair value of the Telecommunications segment was below its carrying amount. Accordingly, we recorded an impairment charge of $1,420 million to reduce the carrying value of goodwill to its implied fair value. The goodwill impairment charge was included in restructuring, impairment and other charges and (credits) on the consolidated statement of operations. We updated our Telecommunications segment goodwill test in the fourth quarter of 2004. The result of the test concluded that the fair value of the reporting unit exceeded its book value at that time.

We performed a goodwill impairment test for our Specialty Materials reporting unit in the fourth quarter of 2004. The result of this impairment test indicated that the fair value of our reporting unit exceeded its book value.

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

Other Intangible Assets

The carrying amount of other intangible assets follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31,
                                                 -------------------------------------------------------------------------------
                                                               2005                                        2004
                                                 ----------------------------------          -----------------------------------
                                                            Accumulated                                Accumulated
                                                  Gross     Amortization     Net              Gross    Amortization       Net
------------------------------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
     Patents and trademarks                      $  143       $    88      $    55           $  148       $   79       $    69
     Non-competition agreements                     111           111                           118          116             2
     Other                                            4             1            3                4            1             3
                                                 -------------------------------------------------------------------------------
         Total amortized intangible assets          258           200           58              270          196            74
                                                 -------------------------------------------------------------------------------

Unamortized intangible assets:
     Intangible pension assets                        3                          3               42                         42
                                                 -------------------------------------------------------------------------------
Total                                            $  261       $   200      $    61           $  312       $  196       $   116
------------------------------------------------------------------------------------------------------------------------------------

Amortized intangible assets are primarily related to the Telecommunications segment. Amortization expense related to these intangible assets is expected to be approximately $11 million in 2006 and 2007, $10 million in 2008, and insignificant thereafter.

As a result of the elimination of the minimum pension liability for Corning's U.S. qualified plan, the related intangible pension asset of $39 million was reversed in 2005.

10.  Other Liabilities

Other accrued liabilities follow (in millions):
--------------------------------------------------------------------------------
                                                         December 31,
                                             -----------------------------------
                                               2005                      2004
--------------------------------------------------------------------------------
Current liabilities:
   Wages and employee benefits               $    325                 $    291
   Asbestos settlement                            513                      315
   Income taxes                                   165                      153
   Customer deposits                              164                       18
   Other current liabilities                      341                      399
--------------------------------------------------------------------------------
Other accrued liabilities                    $  1,508                 $  1,176
--------------------------------------------------------------------------------

Non-current liabilities:
   Asbestos settlement                       $    152                 $    144
   Customer deposits                              431                      197
   Other non-current liabilities                  342                      374
--------------------------------------------------------------------------------
Other liabilities                            $    925                 $    715
--------------------------------------------------------------------------------

Asbestos Settlement

The current liability represents the cost of our investment in PCE and the fair value of the 25 million shares of Corning common stock as of December 31, 2005, which will be contributed to the PCC Plan when it becomes effective. As the timing of the settlement of the obligation under this portion of the PCC liability is outside of Corning's control, it is considered a "due on demand" obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made in 2007 or later. The non-current liability represents the net present value of cash payments as of December 31, 2005, which will be contributed to the PCC Plan in six installments beginning one year after the PCC Plan is effective. Refer to Note 7 (Investments) for additional information on the asbestos settlement.

Customer Deposits

In 2005 and 2004, several of Corning's customers entered into long-term purchase and supply agreements in which Corning's Display Technologies segment will supply large-size glass substrates to these customers over periods of up to six years. As part of the agreements, these customers agreed to make advance cash deposits to Corning for a portion of the contracted glass to be purchased.

Upon receipt of the cash deposits made by customers, we record a customer deposit liability. This liability is reduced at the time of future product sales over the life of the agreements. As product is shipped to a customer, Corning recognizes revenue at the selling price and issues credit memoranda for an agreed amount of the customer deposit liability. The credit memoranda are applied against customer receivables resulting from the sale of product, thus reducing operating cash flows in later periods as these credits are applied for cash deposits received in earlier periods.

Customer deposits have been or will be received in the following periods (in millions):
--------------------------------------------------------------------------------
                                                        Estimated 2006
                                     2004     2005        and Beyond      Total
--------------------------------------------------------------------------------

Gross customer deposits received     $204     $457          $278          $939
--------------------------------------------------------------------------------

The majority of customer deposits will be received through 2006. In 2005, we began issuing credit memoranda which totaled $29 million for the year. These credits are not included (netted) in the above amounts.

Customer deposit liabilities were $595 million and $215 million at December 31, 2005 and 2004, respectively, of which $164 million and $18 million, respectively, were recorded in the current portion of other accrued liabilities in our consolidated balance sheets.

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

11.  Debt

(In millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31,
                                                                                     ------------------------------------
                                                                                       2005                       2004
------------------------------------------------------------------------------------------------------------------------------------
Current portion of long-term debt                                                    $     18                  $    478
------------------------------------------------------------------------------------------------------------------------------------

Long-term debt
    Euro notes, 5.625%, due 2005                                                                               $    189
    Debentures, 7%, due 2007, net of unamortized discount of
      $15 million in 2004                                                                                            85
    Convertible notes, 4.875%, due 2008                                                                              96
    Convertible debentures, 3.5%, due 2008                                                                          297
    Zero coupon convertible debentures, 2%, due 2015, redeemable
      and callable in 2005                                                                                          272
    Notes, 6.3%, due 2009                                                            $    150                       150
    Euro notes, 6.25%, due 2010                                                           355                       408
    Debentures, 6.75%, due 2013                                                           100                       100
    Debentures, 5.90%, due 2014                                                           200                       200
    Debentures, callable, 6.05%, due 2015                                                 100
    Debentures, 6.20%, due 2016                                                           200                       200
    Debentures, 8.875%, due 2016                                                           81                        81
    Debentures, 8.875%, due 2021                                                           82                        82
    Medium-term notes, average rate 8.1%, due through 2025                                175                       175
    Debentures, 6.85%, due 2029                                                           150                       150
    Other, average rate 2.9%, due through 2015                                            214                       207
------------------------------------------------------------------------------------------------------------------------------------
    Total long-term debt                                                                1,807                     2,692
    Less current portion of long-term debt                                                 18                       478
------------------------------------------------------------------------------------------------------------------------------------
    Long-term debt                                                                   $  1,789                  $  2,214
------------------------------------------------------------------------------------------------------------------------------------

At December 31, 2005 and 2004, the weighted-average interest rate on short-term borrowings was 2.2% and 2.3%, respectively.

Based on borrowing rates currently available to us for loans with similar terms and maturities, the fair value of long-term debt was $1.9 billion at December 31, 2005, and $2.8 billion at December 31, 2004.

The following table shows debt maturities by year at December 31, 2005 (in millions):
--------------------------------------------------------------------------------

2006       2007        2008         2009          2010            Thereafter
--------------------------------------------------------------------------------

$18        $22          $21         $169          $384              $1,178
--------------------------------------------------------------------------------

In the first quarter of 2005, we completed negotiations with a group of banks on a new revolving credit facility. Concurrent with the closing of this credit facility, we terminated our previous $2 billion revolving line of credit that was set to expire in August 2005. The new facility provides us access to a $975 million unsecured multi-currency revolving line of credit and expires in March 2010. The facility includes two financial covenants, including a leverage test (debt to capital ratio) and an interest coverage ratio (calculated on the most recent four quarters) and also includes restriction on the declaration of dividends. As of December 31, 2005, we were in compliance with these covenants.

Debt Retirements

During  the  years  ended  December  31,  2005,  2004 and  2003,  we  retired  a significant  portion of our  outstanding  notes and debentures as part of a debt
reduction  program.   The  debt  was  retired  through  a  combination  of  cash repurchases  and  exchanges  for  Corning  common  stock.  The  following  table summarizes the activities related to our debt retirements (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                            Book Value of           Cash          Shares
                                                         Debentures Retired         Paid          Issued          Gain (Loss)
------------------------------------------------------------------------------------------------------------------------------------
2005 activity:
   Convertible debentures, 3.5%, due 2008                    $    297             $     2             31
   Euro notes, 5.625%, due 2005                                   189                 189
   Oak 4 7/8% Subordinated notes, due 2008                         96                                  6
   Debentures, 7% due 2007                                         88                 100                         $   (12)
   Zero coupon convertible debentures, 2%, due 2015               277                 277 (1)                          (4)
   Other Loans payable                                             11                  11
------------------------------------------------------------------------------------------------------------------------------------
Total 2005 activity                                          $    958             $   579             37          $   (16)
------------------------------------------------------------------------------------------------------------------------------------

2004 activity:
   Convertible debentures, 3.5%, due 2008                    $    368             $    37             38          $   (36)
   Zero coupon convertible debentures, 2%, due 2015               119                 117
   Other Loans payable                                            115                 115
------------------------------------------------------------------------------------------------------------------------------------
Total 2004 activity                                          $    602             $   269             38          $   (36)
------------------------------------------------------------------------------------------------------------------------------------

2003 activity:
   Zero coupon convertible debentures, 2%, due 2015          $  1,239             $ 1,121              6          $    20
   Euro notes, 5.625%, due 2005                                    67                  68                              (1)
   Other Loans payable                                            181                 181
------------------------------------------------------------------------------------------------------------------------------------
Total 2003 activity                                          $  1,487             $ 1,370              6          $    19
------------------------------------------------------------------------------------------------------------------------------------

(1) The zero coupon convertible debentures cash payment includes $23 million of interest.

Issuance of Long-Term Debt

In the second quarter of 2005, we issued $100 million of 6.05% senior unsecured notes for net proceeds of approximately $99 million. The notes mature on June 15, 2015. We may redeem the debentures at any time. The $100 million debt issuance, along with a common stock offering of 20 million shares for net proceeds of approximately $323 million, were issued under our existing $5 billion universal shelf registration statement that became effective in March 2001. At December 31, 2005, our remaining capacity under the shelf registration statement was approximately $2.1 billion.

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

12.  Employee Retirement Plans

Defined Benefit Plans

We have defined benefit pension plans covering certain domestic and international employees. Our funding policy has been to contribute, as necessary, an amount in excess of the minimum requirements in order to achieve the company's long-term funding targets. In 2005, we issued and contributed 10 million shares of Corning common stock, with a value of approximately $199 million, to our domestic defined benefit plan. In 2004, we made a voluntary incremental contribution of $52 million to our domestic and international pension plans.

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

Corning and certain of its domestic subsidiaries also offer postretirement plans that provide health care and life insurance benefits for retirees and eligible dependents. Certain employees may become eligible for such postretirement benefits upon reaching retirement age. Prior to January 1, 2003, our principal retiree medical plans required retiree contributions each year equal to the excess of medical cost increases over general inflation rates. In response to rising health care costs, effective January 1, 2003, we changed our cost-sharing approach for retiree medical coverage. For current retirees (including surviving spouses) and active employees eligible for the salaried retiree medical program, we are placing a "cap" on the amount we will contribute toward retiree medical coverage in the future. The cap will equal 150% of our 2001 contributions toward retiree medical benefits. Once our contributions toward salaried retiree medical costs reach this cap, impacted retirees will have to pay the excess amount in addition to their regular contributions for coverage.

Obligations and Funded Status
-----------------------------
The change in benefit  obligation  and funded status of our employee  retirement plans follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Pension Benefits             Postretirement Benefits
                                                              -------------------------        -------------------------
December 31,                                                    2005             2004           2005             2004
------------------------------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation
Benefit obligation at beginning of year                       $  2,365        $  2,095         $  767          $   829
Service cost                                                        46              42             10                8
Interest cost                                                      132             132             44               46
Plan participants' contributions                                     2               2              5                4
Amendments                                                                                         48
Curtailment gain                                                    (1)             (4)
Special termination benefits                                                         1
Actuarial losses (gains)                                           194             228             68              (49)
Benefits paid                                                     (155)           (155)           (68)             (71)
Foreign currency translation                                       (39)             24
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                2,544           2,365            874              767
------------------------------------------------------------------------------------------------------------------------------------

Change in Plan Assets
Fair value of plan assets at beginning of year                   1,978           1,839
Actual gain on plan assets                                         218             225
Employer contributions                                             217              52
Plan participants' contributions                                     2               2
Benefits paid                                                     (155)           (155)
Foreign currency translation                                       (22)             15
------------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                         2,238           1,978
------------------------------------------------------------------------------------------------------------------------------------

Unfunded status                                                   (306)           (387)          (874)            (767)
Unrecognized transition asset                                       (1)             (1)
Unrecognized prior service cost (credit)                            37              44            (19)             (72)
Unrecognized actuarial loss                                        623             537            235              176
------------------------------------------------------------------------------------------------------------------------------------
Recognized asset (liability)                                  $    353        $    193         $ (658)         $  (663)
------------------------------------------------------------------------------------------------------------------------------------

Amounts recognized in the consolidated
 balance sheets consist of:
   Prepaid benefit cost                                       $    456        $    287
   Accrued benefit liability                                      (103)            (94)        $ (658)         $  (663)
   Additional minimum liability                                    (56)           (417)
   Intangible asset                                                  3              42
   Accumulated other comprehensive loss                             53             375
------------------------------------------------------------------------------------------------------------------------------------
Recognized asset (liability)                                  $    353        $    193         $ (658)         $  (663)
------------------------------------------------------------------------------------------------------------------------------------

The accumulated benefit obligation for defined benefit pension plans was $2.0 billion and $2.3 billion at December 31, 2005 and 2004, respectively.

The following information is presented for pension plans where the projected benefit obligation as of December 31, 2005 and 2004 exceeded the fair value of plan assets (in millions):
--------------------------------------------------------------------------------
                                                              December 31,
                                                       -------------------------
                                                         2005            2004
--------------------------------------------------------------------------------

Projected benefit obligation                           $ 2,544         $  2,365
Fair value of plan assets                                2,238            1,978
--------------------------------------------------------------------------------

The following information is presented for pension plans where the accumulated benefit obligation as of December 31, 2005 and 2004 exceeded the fair value of plan assets (in millions):
--------------------------------------------------------------------------------
                                                              December 31,
                                                       -------------------------
                                                         2005            2004
--------------------------------------------------------------------------------

Accumulated benefit obligation                         $   220         $  2,076
Fair value of plan assets                                    7            1,798
--------------------------------------------------------------------------------

The components of net periodic benefit expense for our employee retirement plans follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits                     Postretirement Benefits
                                                  ---------------------------------      ---------------------------------
Years ended December 31,                           2005         2004        2003           2005         2004         2003
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                      $   46       $    42     $    33       $    10       $    8       $   9
Interest cost                                        132           132         126            43           46          48
Expected return on plan assets                      (154)         (147)       (146)
Amortization of net loss                              29            21           9             9            7           5
Amortization of prior service cost (credit)            7             9           9            (4)          (6)         (6)
------------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit expense                          60            57          31            58           55          56
------------------------------------------------------------------------------------------------------------------------------------

Discontinued operation
Curtailment loss (gain)                                1            (1)          9                                     (5)
Special termination benefits                           1             1          15                                     10
------------------------------------------------------------------------------------------------------------------------------------

Total expense                                     $   62       $    57     $    55       $    58       $   55       $  61
------------------------------------------------------------------------------------------------------------------------------------

Additional information on our pension plan follows (in millions):
--------------------------------------------------------------------------------
                                                           Pension Benefits
                                                     ---------------------------
                                                        2005            2004
--------------------------------------------------------------------------------
(Decrease) increase in minimum liability
  included in other comprehensive income
  (loss), after tax                                  $ (221) (1)      $ 126 (1)
--------------------------------------------------------------------------------

(1) Includes $12 million after-tax increase in minimum liability included in other comprehensive income related to an investment accounted for under the equity method.

In 2005, Corning used a specific bond matching/spot rate yield curve model for estimating the appropriate discount rate for pension and postretirement benefit assumptions. This model develops a hypothetical yield curve and associated spot rate curve to discount the plan's projected benefit payments and match payment durations. Once the present value of projected benefit payments is calculated, the suggested discount rate is equal to the level rate that results in the same present value. The yield curve is based on actual high-quality corporate bonds across the full maturity spectrum. The curve is developed from yields on approximately 550-600 Moody's Aa-graded, non-callable bonds. The highest and lowest 10th percentile yields are excluded from the curve in order to eliminate outliers in the bond population. We believe such method provides a better estimate of the pension and postretirement benefit discount rates.

Prior to 2005, Corning used a benchmark index technique to establish an appropriate discount rate. The Moody's Aa Corporate Bond Index was the starting point for previous years' discount rate assumptions. It was then adjusted upward to restate the rate from a semi-annual coupon basis to an annual discount rate basis. The composite duration of the cash flows for our benefits obligation was comparable to the Moody's Aa benchmark. This method was consistently applied since the adoption of FAS 87 in 1988 and FAS 106 in 2002.

Measurement of postretirement benefit expense is based on assumptions used to value the postretirement benefit obligation at the beginning of the year.

The  weighted-average  assumptions  used to  determine  benefit  obligations  at
December 31 follow:
------------------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits                                Postretirement Benefits
                                     -------------------------------------------------------------   -------------------------------
                                               Domestic                       International                      Domestic
                                     ----------------------------     ----------------------------   -------------------------------
                                      2005       2004       2003       2005       2004       2003       2005       2004       2003
------------------------------------------------------------------------------------------------------------------------------------
Discount rate                         5.50%      5.75%      6.25%      4.52%      5.21%      5.29%      5.50%      5.75%      6.25%
Rate of compensation increase         4.50%      4.50%      4.50%      3.73%      3.58%      3.34%      4.50%      4.50%      4.50%
------------------------------------------------------------------------------------------------------------------------------------

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 follow:
------------------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits                                Postretirement Benefits
                                     -------------------------------------------------------------   -------------------------------
                                               Domestic                       International                      Domestic
                                     ----------------------------     ----------------------------   -------------------------------
                                      2005       2004       2003       2005       2004       2003       2005       2004       2003
------------------------------------------------------------------------------------------------------------------------------------
Discount rate                         5.75%      6.25%      6.75%      5.27%      5.33%      5.79%      5.75%      6.25%      6.75%
Expected return on plan assets        8.50%      8.50%      8.50%      7.22%      7.41%      7.95%
Rate of compensation increase         4.50%      4.50%      4.50%      3.42%      3.42%      3.89%      4.50%      4.50%      4.50%
------------------------------------------------------------------------------------------------------------------------------------

The expected rate of return on plan assets was determined based on the current interest rate environment and historical market premiums relative to fixed income rates of equity and other asset classes and adjusted for active management of certain portions of the portfolio.

------------------------------------------------------------------------------------------------------------------------------------
Assumed Health Care Trend Rates at December 31                  2005                           2004
------------------------------------------------------------------------------------------------------------------------------------
Health care cost trend rate assumed for next year                 10%                            9%
Rate that the cost trend rate gradually declines to                5%                            5%
Year that the rate reaches the ultimate trend rate               2010                          2009
------------------------------------------------------------------------------------------------------------------------------------

Assumed  health care cost trend rates have a  significant  effect on the amounts reported  for the health care plans.  A  one-percentage-point  change in assumed health care cost trend rates would have the following effects (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                        One-Percentage-Point           One-Percentage-Point
                                                              Increase                       Decrease
------------------------------------------------------------------------------------------------------------------------------------
Effect on annual total of service and interest cost           $     4.0                      $   (3.3)
Effect on postretirement benefit obligation                   $    47.5                      $  (42.3)
------------------------------------------------------------------------------------------------------------------------------------

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

Plan Assets
-----------
The weighted-average asset allocation for domestic and international pension plans at December 31, 2005 and December 31, 2004 by asset category were as follows:
--------------------------------------------------------------------------------
                                                         Plan Assets
                                                       At December 31,
                                                  --------------------------
                                                   2005              2004
--------------------------------------------------------------------------------

Equity Securities                                    40%               50%
Fixed Income Securities                              42%               35%
Real Estate                                           5%                7%
Other                                                13%                8%
                                                  ------           -------
    Total                                           100%              100%
--------------------------------------------------------------------------------

The total fair value of domestic plan assets at December 31, 2005 was $2,040 million and the expected long-term rate of return on these assets was 8.5%.

We have an investment policy for domestic and international pension plans with a primary objective to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations. For domestic plans, the investment strategy is to invest in a diversified portfolio of assets which are expected to satisfy the above objective and produce both absolute and risk adjusted returns competitive with a benchmark that for domestic plans is 60% Russell 3000 Index, 20% Lehman Long Government/Credit Index and 20% Lehman Long Credit Index. For international plans, the investment strategy is the same as for domestic plans and the benchmark is a composite of 50% equities and 50% fixed income indexes. The strategy includes the following target asset allocation:
--------------------------------------------------------------------------------
                                     Domestic              International
--------------------------------------------------------------------------------
Equity Securities                       39%                     48%
Fixed Income Securities                 40%                     49%
Real Estate                              6%
Other                                   15%                      3%
--------------------------------------------------------------------------------
Total                                  100%                    100%
--------------------------------------------------------------------------------

A tactical allocation mandate, which is part of the overall investment strategy, allows the actual domestic allocation in equity securities to be reduced by maximum of 6% relative to the total based on market valuations.

Equity securities include Corning common stock in the amount of $11 million (0.5% of total plan assets) and $7 million (0.4% of total plan assets) at December 31, 2005 and 2004, respectively.

Cash Flow Data
--------------
We anticipate making voluntary contributions of approximately $35 million in cash to our domestic and international pension plans in 2006.

The following  reflects the gross benefit payments which are expected to be paid for the domestic and international plans and the gross amount of annual Medicare
Part D federal subsidy expected to be received (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                              Expected Benefit Payments
                                    -------------------------------------------------          Expected Federal Subsidy Payments
                                    Pension Benefits          Postretirement Benefits             Post Retirement Benefits
------------------------------------------------------------------------------------------------------------------------------------
2006                                    $ 153                        $  76                                  $  6
2007                                    $ 150                        $  81                                  $  7
2008                                    $ 149                        $  84                                  $  8
2009                                    $ 147                        $  87                                  $  8
2010                                    $ 148                        $  90                                  $  9
Years 2011-2015                         $ 781                        $ 475                                  $ 49
------------------------------------------------------------------------------------------------------------------------------------

Other Benefit Plans

We offer defined contribution plans covering employees meeting certain eligibility requirements. On January 1, 2003, we reduced our matching contributions to the domestic Corning Incorporated Investment Plan by 2.5% of pay for all salaried employees. This reduction was temporary, and we increased our contributions to prior levels effective January 1, 2004. Total consolidated defined contribution plan expense was $34 million, $28 million and $24 million for the years ended December 31, 2005, 2004 and 2003, respectively.

13.  Commitments, Contingencies, and Guarantees

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

Minimum rental commitments under leases outstanding at December 31, 2005 follow (in millions):
--------------------------------------------------------------------------------

2006       2007        2008         2009         2010       2011 and thereafter
--------------------------------------------------------------------------------

$39         $51         $41          $19          $16             $62
--------------------------------------------------------------------------------

Total rental expense was $67 for 2005, $54 million for 2004 and $66 million for 2003.

The ability of certain subsidiaries and associated companies to transfer funds is limited by provisions of foreign government regulations, affiliate agreements and certain loan agreements. At December 31, 2005, the amount of equity subject to such restrictions for consolidated subsidiaries totaled $208 million. While this amount is legally restricted, it does not result in operational difficulties since we have generally permitted subsidiaries to retain a majority of equity to support their growth programs. In addition, we have provided other financial guarantees and contingent liabilities in the form of stand-by letters of credit and performance bonds. We have agreed to provide a credit facility related to Dow Corning as discussed in Note 7 (Investments). The funding of the Dow Corning credit facility will be required only if Dow Corning is not otherwise able to meet its scheduled funding obligations in its confirmed Bankruptcy Plan. The purchase obligations primarily represent raw material and energy-related take-or-pay contracts. We believe a significant majority of these guarantees and contingent liabilities will expire without being funded.

The amounts of our obligations follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Amount of commitment and contingency expiration per period
                                                                   ----------------------------------------------------------
                                                                   Less than    1 to 2      2 to 3      3 to 4     5 years and
                                                         Total      1 year       years       years       years     thereafter
------------------------------------------------------------------------------------------------------------------------------------
Performance bonds and guarantees                       $    112    $    36      $    2      $    1                   $     73
Credit facilities for equity companies                      165                                         $   15            150
Stand-by letters of credit (1)                               47         47
Loan guarantees                                              15                                                            15
------------------------------------------------------------------------------------------------------------------------------------
Subtotal of commitment expirations per period          $    339    $    83      $    2      $    1      $   15       $    238
------------------------------------------------------------------------------------------------------------------------------------

Purchase obligations                                        219        180          33           2           2              2
Capital expenditure obligations (2)                         328        328
Total debt (3)                                            1,792         18          22          21         169          1,562
Minimum rental commitments                                  228         39          51          41          19             78
Interest on long-term debt (4)                            1,185        110         109         109         104            753
------------------------------------------------------------------------------------------------------------------------------------
Subtotal of contractual obligation payments
  due by period                                        $  3,752    $   675      $  215      $  173      $  294       $  2,395
------------------------------------------------------------------------------------------------------------------------------------

Total commitments and contingencies                    $  4,091    $   758      $  217      $  174      $  309       $  2,633
------------------------------------------------------------------------------------------------------------------------------------

(1) At December 31, 2005, $34 million of the $47 million was included in other accrued liabilities on our consolidated balance sheets.
(2) Capital expenditure obligations, primarily related to our Display Technologies segment expansions, are included on our balance sheet.
(3) At December 31, 2005, $1,807 million was included on our balance sheet. Amounts above are stated at their maturity value.
(4) The estimate of interest payments assumes interest is paid through the date of maturity/expiration of the related debt, based upon stated rates in the respective debt instruments.

Corning is a defendant in various lawsuits, including environmental, product-related suits, the Dow Corning and PCC matters discussed in Note 7 (Investments), and is subject to various claims which arise in the normal course of business. In the opinion of management, the likelihood that the ultimate disposition of these matters will not have a material adverse effect on Corning's consolidated financial position, liquidity or results of operations.

We have been named by the Environmental Protection Agency under the Superfund Act, or by state governments under similar state laws, as a potentially responsible party for 11 active hazardous waste sites. Under the Superfund Act, all parties who may have contributed any waste to a hazardous waste site, identified by such Agency, are jointly and severally liable for the cost of cleanup unless the Agency agrees otherwise. It is our policy to accrue for the estimated liability related to Superfund sites and other environmental liabilities related to property owned and operated by us based on expert analysis and continual monitoring by both internal and external consultants. We have accrued approximately $13 million (undiscounted) for the estimated liability for environmental cleanup and related litigation at December 31, 2005. Based upon the information developed to date, we believe that the accrued amount is a reasonable estimate of our liability and that the risk of an additional loss in an amount materially higher than that accrued is remote.

14.  Hedging Activities

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

The following table summarizes the notional amounts and respective fair values of Corning's derivative financial instruments, which mature at varying dates, at December 31, 2005 (in millions):
--------------------------------------------------------------------------------
                                            Notional Amount          Fair Value
--------------------------------------------------------------------------------
Foreign exchange forward contracts             $829                    $11
Foreign exchange option contracts              $374                    $10
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

In the second quarter of 2005, Corning began using derivative instruments (forwards) to limit the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. These derivative instruments are not designated as hedging instruments for accounting purposes and, as such, are referred to as undesignated hedges. Changes in the fair value of undesignated hedges are recorded in current period earnings in the other income, net component, along with the foreign currency gains and losses arising from the underlying monetary assets or liabilities, in the consolidated statement of operations. At December 31, 2005, the notional amount of the undesignated derivatives was $366 million.

Cash Flow Hedges
----------------

Corning has cash flow hedges that relate to foreign exchange forward and option contracts. The critical terms of each cash flow hedge are identical to the critical terms of the hedged item. Therefore, Corning utilizes the critical terms test under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and the presumption is that there is no hedge ineffectiveness as long as the critical terms of the hedge and the hedged item do not change. During the life of each hedge, the critical terms of the hedge and the hedged item did not change. We did not have any gain or loss from hedge ineffectiveness. We did not exclude any components of a hedge's gain or loss from the assessment of hedge effectiveness.

Corning defers net gains and losses from cash flow hedges into accumulated other comprehensive income (loss) on the consolidated balance sheet, until such time as the hedged item impacts earnings. At that time Corning reclassifies net gains and losses from cash flow hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded, typically sales or cost of sales. Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item impacts earnings. At December 31, 2005, the amount of net gains expected to be reclassified into earnings within the next 12 months is $22 million.

Fair Value Hedges
-----------------

In March and April of 2002, we entered into three interest rate swaps that are fair value hedges and economically exchanged a notional amount of $275 million of fixed rate long-term debt to floating rate debt. Under the terms of the swap agreements, we paid the counterparty a floating rate that is indexed to the six month LIBOR rate and received the fixed rates of 8.3% to 8.875%, which are the stated interest rates on the long-term debt instruments. As a result of these transactions, Corning was exposed to the impact of interest rate changes.

Each fair value hedge (swap) had identical terms to the critical terms of the hedged item. Therefore, Corning utilized the short-cut method allowed under FAS 133 which presumes that there is no hedge ineffectiveness as long as the critical terms of the hedge and the hedged item do not change. During the life of each hedge, the critical terms of the hedge and the hedged item did not change. We did not have any gain or loss from hedge ineffectiveness. We did not exclude any components of a hedge's gain or loss from the assessment of hedge ineffectiveness.

In 2004 and 2003, we terminated the interest rate swap agreements described above. The termination of these swaps resulted in gains of $5 million in 2004 and $15 million in 2003 which we will amortize to earnings as a reduction of interest expense over the remaining life of the debt. The cash proceeds from the termination of the swaps total $8 million in 2004 and $17 million in 2003 and are included in the financing section of our consolidated statement of cash flows.

Corning records net gains and losses from fair value hedges into the same line item of the consolidated statement of operations as where the effects of the hedged item are recorded.

Net Investment in Foreign Operations
------------------------------------

We have issued foreign currency denominated debt that has been designated as a hedge of the net investment in a foreign operation. The effective portion of the changes in fair value of the debt is reflected as a component of other accumulated comprehensive income (loss) as part of the foreign currency translation adjustment. Net losses included in the cumulative translation adjustment at December 31, 2005 and 2004, were $107 million and $166 million, respectively.

15.  Shareholders' Equity

The  following  table  presents  changes  in capital  stock for the period  from
January 1, 2003 to December 31, 2005 (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                     Series C Preferred Stock               Common Stock                   Treasury Stock
------------------------------------------------------------------------------------------------------------------------------------
                                      Shares        Par Value          Shares       Par Value          Shares          Cost
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002               2        $    155            1,267      $     634               (70)     $    (702)
   Shares issued in equity offerings                                       95             47
   Conversion of preferred stock          (1)            (70)              35             18
   Shares issued to benefit plans                                                                            6             65
   Shares issued in debt retirement                                                                          6             65
   Other                                                                    4              2                               (2)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003               1        $     85            1,401      $     701               (58)     $    (574)
------------------------------------------------------------------------------------------------------------------------------------

   Conversion of preferred stock                         (21)              11              5
   Shares issued to benefit plans                                                                            4             36
   Shares issued in debt retirement                                                                         38            379
   Other                                                                   12              6                               (3)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004               1        $     64            1,424      $     712               (16)     $    (162)
------------------------------------------------------------------------------------------------------------------------------------

   Shares issued in equity offerings                                       20             10
   Conversion of preferred stock          (1)            (64)              32             16
   Shares issued to benefit plans                                          39             20                                1
   Shares issued in debt retirement                                        37             18
   Other                                                                                                                   (7)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                                            1,552      $     776               (16)     $    (168)
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

On the mandatory conversion date of August 16, 2005, the remaining shares of our 7.00% Series C Mandatory Convertible Preferred Stock were converted into Corning common stock at a conversion rate of 50.813 shares of common stock for each preferred share. Upon conversion of the preferred shares, we issued 31 million shares of Corning common stock resulting in an increase to equity of $62 million. The Series C mandatory convertible preferred stock had a liquidation preference of $100 per share, plus accrued and unpaid dividends.

Accumulated Other Comprehensive Income (Loss)

Components  of  accumulated  other   comprehensive   income  (loss)  follow  (in
millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Net
                                                                                            Net      unrealized
                                                            Foreign       Minimum       unrealized      gains       Accumulated
                                                           currency       pension         gains      (losses) on      other
                                                          translation    liability      (losses) on   cash flow    comprehensive
                                                          adjustment    adjustment      investments    hedges     (loss) income
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2002                                          $    9        $   (173)     $     2         $   (8)        $  (170)
    Foreign currency translation adjustment (net of
      tax of $38 million)                                     239                                                         239
    Minimum pension liability adjustment (net of
      tax of $(18) million) (1)                                                26                                          26
    Net unrealized gain on investments
      (net of tax of $3 million)                                                             1                              1
    Unrealized derivative loss on cash flow hedges
      (net of tax of $4 million)                                                                          (30)            (30)
    Reclassification adjustments on cash flow hedges
      (net of tax of $4 million)                                                                           32              32
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                               $  248        $   (147)     $     3         $   (6)        $    98
------------------------------------------------------------------------------------------------------------------------------------

    Foreign currency translation adjustment (2)               174                                                         174
    Minimum pension liability adjustment (1)(2)                              (126)                                       (126)
    Net unrealized gain on investments (2)                                                   8                              8
    Unrealized derivative loss on cash flow hedges (2)                                                    (19)            (19)
    Reclassification adjustments on cash flow hedges (2)                                                   13              13
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                               $  422        $   (273)     $    11         $  (12)        $   148
------------------------------------------------------------------------------------------------------------------------------------

    Foreign currency translation adjustment (2)              (248)                                                       (248)
    Minimum pension liability adjustment (1)(3)                               246                                         246
    Net unrealized loss on investments (4)                                                 (13)                           (13)
    Unrealized derivative gain on cash flow hedges (2)                                                     23              23
    Reclassification adjustments on cash flow hedges (2)                                                   21              21
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                               $  174        $    (27)     $    (2)        $   32         $   177
------------------------------------------------------------------------------------------------------------------------------------

(1)  Includes adjustments from Dow Corning.
(2) Zero tax effect for 2004 and 2005. Refer to Note 6 (Income Taxes) for an explanation of Corning's tax paying position.
(3)  Net of tax effect of $84 million in 2005.
(4)  Net of tax effect of $2 million in 2005.

16.  Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share assumes the issuance of common shares for all potentially dilutive securities outstanding. Since we reported a loss from continuing operations in 2004 and 2003, the diluted loss per common share is the same as the basic loss per common share, as any potentially dilutive securities would reduce the loss per common share from continuing operations.

The  reconciliation  of the amounts  used to compute  basic and diluted loss per common share from continuing  operations follows (in millions,  except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                For the years ended December 31,
                               --------------------------------------------------------------------------------------------------
                                             2005                             2004                               2003
                               ------------------------------    ------------------------------      ----------------------------
                                          Weighted-     Per                 Weighted-     Per                  Weighted-     Per
                                           Average     Share                 Average     Share                  Average     Share
                                 Income    Shares     Amount       Loss      Shares     Amount         Loss     Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss)
  per common share               $  585     1,464      $0.40    $ (2,185)     1,386     $(1.57)        $(223)    1,274       $(0.18)

Effect of dilutive securities:
  Stock compensation awards                    41
  7% mandatory convertible
    preferred stock (1)                        20
  3.5% convertible debentures         3        10
------------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings (Loss)
  Per Common Share               $  588     1,535      $0.38    $ (2,185)     1,386     $(1.57)        $(223)    1,274      $(0.18)
------------------------------------------------------------------------------------------------------------------------------------

(1) On the mandatory conversion date of August 16, 2005, the remaining shares of our 7.00% Series C Mandatory Convertible Preferred Stock were converted into Corning common stock at a conversion rate of 50.813 shares of common stock for each preferred share. Upon conversion of the preferred shares, we issued 31 million shares of Corning common stock resulting in an increase to equity of $62 million.

The following potential common shares were excluded from the calculation of diluted loss per common share due to their anti-dilutive effect or, in the case of stock options, because their exercise price was greater than the average market price for the periods presented (in millions):
--------------------------------------------------------------------------------
                                                For the years ended December 31,
                                                --------------------------------
                                                2005         2004          2003
--------------------------------------------------------------------------------

Potential common shares excluded from the
  calculation of diluted loss per share:
     Stock options                                            34            19
     7% mandatory convertible preferred
       stock (1)                                              36            65
     3.5% convertible debentures                              41            69
     4.875% convertible notes (2)                 4            6             6
     Zero coupon convertible debentures           2            3            10
--------------------------------------------------------------------------------
     Total                                        6          120           169
--------------------------------------------------------------------------------

Stock options excluded from the calculation of
  diluted loss per share because the
  exercise price was greater than the
  average market price of the common shares      47           59            76
--------------------------------------------------------------------------------

(1) On the mandatory conversion date of August 16, 2005, the remaining shares of our 7.00% Series C Mandatory Convertible Preferred Stock were converted into Corning common stock at a conversion rate of 50.813 shares of common stock for each preferred share. Upon conversion of the preferred shares, we issued 31 million shares of Corning common stock resulting in an increase to equity of $62 million.
(2) In the third quarter of 2005, substantially all holders of our $96 million outstanding Oak 4 7/8% subordinated notes elected to convert their notes into Corning common stock. The conversion ratio was 64.41381 shares of Corning common stock for each $1,000 principal amount of notes. Upon the conversion of these notes, we issued 6 million shares of Corning common stock resulting in an increase to equity of $95 million.

17.  Stock Compensation Plans

At December 31, 2005, our stock compensation programs are in accordance with the 2005 Employee Equity Participation Program and 2003 Equity Plan for Non-Employee Directors Program. Any ungranted shares from prior years will be available for grant in the current year. At December 31, 2005, 111 million shares are available under these programs for 2006. Any remaining shares available for grant, but not yet granted, will be carried over and used in the following year.

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
                                              (in thousands)     Exercise Price
--------------------------------------------------------------------------------

Options outstanding January 1, 2003               97,327             $ 26.47
Options granted under plans                       40,953             $  5.85
Options exercised                                 (1,547)            $  6.75
Options terminated                                (1,381)            $ 16.26
--------------------------------------------------------------------------------
Options outstanding December 31, 2003            135,352             $ 20.58
--------------------------------------------------------------------------------

Options granted under plans                       13,625             $ 11.98
Options exercised                                 (8,401)            $  6.15
Options terminated                                (1,553)            $ 27.49
--------------------------------------------------------------------------------
Options outstanding December 31, 2004            139,023             $ 20.43
--------------------------------------------------------------------------------

Options granted under plans                       10,141             $ 14.87
Options exercised                                (24,360)            $  8.72
Options terminated                                (4,300)            $ 39.23
--------------------------------------------------------------------------------
Options outstanding December 31, 2005            120,504             $ 21.67
Options exercisable at December 31, 2005          97,015             $ 24.55
--------------------------------------------------------------------------------
Options exercisable at December 31, 2004         108,126             $ 24.22
Options exercisable at December 31, 2003          72,867             $ 27.47
--------------------------------------------------------------------------------

The weighted-average fair value of options granted was $6.18 in 2005, $4.99 in 2004 and $3.82 in 2003.

The  following  table  summarizes  information  about our stock  option plans at
December 31, 2005:
------------------------------------------------------------------------------------------------------------------------------------
                                            Options Outstanding                                   Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------
                             Number          Weighted-Average                                Number
                         Outstanding at          Remaining           Weighted-           Exercisable at           Weighted-
       Range of         December 31, 2005    Contractual Life         Average           December 31, 2005          Average
    Exercise Prices      (in thousands)          in Years         Exercise Price         (in thousands)        Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
   $   1.54 to 3.80          11,761                5.4               $  3.28                  4,157               $  2.36
   $   4.06 to 6.93          15,775                7.0               $  4.79                 13,674               $  4.85
   $   7.08 to 9.95          24,049                6.1               $  8.44                 23,846               $  8.45
   $ 10.05 to 15.87          27,255                7.7               $ 12.66                 16,521               $ 13.02
   $ 16.02 to 29.58          14,087                6.1               $ 20.20                 11,275               $ 20.06
   $ 30.01 to 59.35          11,518                4.7               $ 46.86                 11,483               $ 46.86
   $ 60.24 to 74.09          15,566                4.6               $ 69.31                 15,566               $ 69.31
   $76.03 to 111.00             493                4.7               $ 92.23                    493               $ 92.23
------------------------------------------------------------------------------------------------------------------------------------
                            120,504                6.3               $ 21.67                 97,015               $ 24.55
------------------------------------------------------------------------------------------------------------------------------------

Incentive Stock Plans

The Corning Incentive Stock Plan permits stock grants, either determined by specific performance goals or issued directly, in most instances, subject to the possibility of forfeiture and without cash consideration. Shares under the Incentive Stock Plan are generally granted at-the-money, contingently vest over a period of [1 to 5] years, and have contractual lives of [7 to 10] years.

In 2005,  2004 and 2003,  grants  of  2,726,000  shares,  3,051,000  shares  and
1,842,000 shares, respectively, were made under this plan. The weighted-average price of the grants was $17.70 in 2005, $12.57 in 2004 and $10.61 in 2003,
respectively. A total of 7.6 million shares issued remained subject to forfeiture at December 31, 2005.

We apply APB 25 accounting for our stock-based compensation plans. Compensation expense is recorded for awards of shares or share rights over the period earned. Compensation expense of $37 million, $5 million and $1 million, net of tax, was recorded in 2005, 2004 and 2003, respectively.

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

For purposes of SFAS 123 disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model through November 30, 2005. For options granted after that time, the fair value is estimated using a lattice-based option valuation model.

The following are weighted-average inputs for the Black-Scholes option-pricing model used for grants under our stock plans through November 2005 and in 2004, and 2003, respectively:
--------------------------------------------------------------------------------
                                        2005             2004              2003
--------------------------------------------------------------------------------
Expected life in years                    4                 4                5
Risk free interest rate                  3.8%              3.4%             2.9%
Expected volatility                       50%               50%              79%
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

The lattice-based valuation model, used to estimate the fair values of option and restricted stock grants after November 30, 2005, incorporates the assumptions (including ranges of assumptions) noted in the table below. Expected volatilities are based on implied volatilities from traded options on Corning's stock, historical volatility of Corning's stock, and other factors.

In estimating option grant fair value under the lattice based model, Corning uses historical data to estimate future option exercise and employee termination within the valuation model and separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived using a regression model and represents the period of time that options granted are expected to be outstanding. The range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following inputs for the lattice-based valuation model were used for option grants under our Stock Option Plans since December 1, 2005:
--------------------------------------------------------------------------------
                                                2005
--------------------------------------------------------------------------------
Expected volatility                             37-53%
Weighted-average volatility                      49%
Expected dividends                                0
Expected term (in years)                       3.7-4.9
Risk-free rate                                 1.0-9.7%
Expected time to exercise (in years)           2.5-3.6
Pre-vesting departure rate                       3%
Post vesting departure rates                   10-16%
--------------------------------------------------------------------------------

The fair value of each restricted stock grant under the Incentive Stock Plans after November 30, 2005 was estimated on the date of grant using the lattice valuation model and for performance based grants assumes that performance goals will be achieved. The assumptions for annual departure probability used in estimating Incentive Stock grant fair values are the same as those noted in the table above related to grants under our Stock Option Plans, for stock issued since December 1, 2005. The expected term for grants under the Incentive Stock Plans is 1 to 10 years.

Worldwide Employee Share Purchase Plan

In addition to the Stock Option Plan and Incentive Stock Plans, we have a Worldwide Employee Share Purchase Plan (WESPP). Under the WESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of the beginning-of-quarter or end-of-quarter closing market price.

18.  Operating Segments

Corning conducts its worldwide operations through operating segments, which are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our Chief Operating Decision Making group (CODM) is comprised of the president and chief executive officer, vice chairman and chief financial officer, chief operating officer, executive vice president-chief administrative officer, executive vice president-chief technology officer, and senior vice president and operations chief of staff.

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

We prepared the financial results for our reportable segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We include the earnings of equity affiliates that are closely associated with our operating segments in the respective segment's net income. We have allocated certain common expenses among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These expenses include interest, taxes and corporate functions. Segment net income may not be consistent with measures used by other companies. The accounting policies of our reportable segments are the same as those applied in the consolidated financial statements. Revenue attributed to geographic areas is based on the location of the customer.

Geographic Concentration

A significant amount of specialized manufacturing capacity for our Display Technologies segment is concentrated in Asia. It is at least reasonably possible that the use of a facility located outside of an entity's home country could be disrupted. Due to the specialized nature of the assets, it would not be possible to find replacement capacity quickly. Accordingly, loss of the facility could produce a near-term severe impact to our display business and the company as a whole.

------------------------------------------------------------------------------------------------------------------------------------
                                                           Display     Telecom-    Environmental   Life    Unallocated  Consolidated
                                                        Technologies  munications  Technologies  Sciences   and Other       Total
------------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2005
Net sales                                                 $ 1,742      $ 1,623       $    580     $    282   $    352    $  4,579
Depreciation (1)                                          $   186      $   172       $     72     $     21   $     48    $    499
Amortization of purchased intangibles                                  $    13                                           $     13
Research, development and engineering expenses (2)        $   121      $    96       $    114     $     53   $     59    $    443
Restructuring, impairment and other charges and
  (credits) (8)                                                        $   (47)                              $      9    $    (38)
Interest expense (3)                                      $    55      $    30       $     20     $      4   $      7    $    116
(Provision) benefit for income taxes (9)                  $  (151)     $     4       $      7     $      6   $   (444)   $   (578)
Income (loss) before minority interests and equity
  (losses) earnings (4)                                   $   679      $    29       $    (26)    $    (25)  $   (663)   $     (6)
Minority interests (5)                                                       2                                     (9)         (7)
Equity in earnings of associated companies,
  net of impairments (6)                                      416            5                                    177         598
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $ 1,095      $    36       $    (26)    $    (25)  $   (495)   $    585
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity             $   860      $    11       $     31                $    791    $  1,693
Segment assets (7)                                        $ 3,626      $ 1,153       $    726     $    137   $  5,533    $ 11,175
Capital expenditures                                      $ 1,250      $    43       $    171     $     17   $     72    $  1,553
------------------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 2004
Net sales                                                 $ 1,113      $ 1,539       $    548     $    304   $    350    $  3,854
Depreciation (1)                                          $   131      $   204       $     65     $     22   $     63    $    485
Amortization of purchased intangibles                                  $    37                               $      1    $     38
Research, development and engineering expenses (2)        $    83      $    90       $     87     $     38   $     57    $    355
Restructuring, impairment and other charges and (credits)              $ 1,798                               $     (9)   $  1,789
Interest expense (3)                                      $    52      $    50       $     22     $      5   $     12    $    141
(Provision) benefit for income taxes                      $  (146)     $    29                    $     (6)  $   (908)   $ (1,031)
Income (loss) before minority interests and equity
  (losses) earnings (4)                                   $   258      $(1,862)      $      3     $     12   $ (1,022)   $ (2,611)
Minority interests (5)                                                       2                                    (19)        (17)
Equity in earnings of associated companies,
  net of impairments (6)                                      288          (33)             1                     187         443
Income from discontinued operations                                                                                20          20
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $   546      $(1,893)      $      4     $     12   $   (834)   $ (2,165)
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity             $   582      $    23       $     31                $    787    $  1,423
Segment assets (7)                                        $ 2,470      $ 1,341       $    587     $    123   $  5,189    $  9,710
Capital expenditures                                      $   640      $    32       $    124     $     11   $     50    $    857
------------------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 2003
Net sales                                                 $   595      $ 1,426       $    476     $    281   $    312    $  3,090
Depreciation (1)                                          $   110      $   246       $     80     $     38   $      6    $    480
Amortization of purchased intangibles                                  $    37                                           $     37
Research, development and engineering expenses (2)        $    55      $   120       $     87     $     28   $     54    $    344
Restructuring, impairment and other charges and (credits)              $   (36)                              $    147    $    111
Interest expense (3)                                      $    39      $    75       $     19     $      5   $     16    $    154
(Provision) benefit for income taxes                      $   (45)     $    78       $     (5)    $     (7)  $    233    $    254
Income (loss) before minority interests and equity
  (losses) earnings (4)                                   $    91      $  (158)      $      9     $     14   $   (461)   $   (505)
Minority interests (5)                                                                                             73          73
Equity in earnings of associated companies,
  net of impairments (6)                                      144          (11)                                    76         209
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $   235      $  (169)      $      9     $     14   $   (312)   $   (223)
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity             $   299      $    59       $     30                $    590    $    978
Segment assets (7)                                        $ 1,297      $ 1,848       $    485     $    111   $  7,011    $ 10,752
Capital expenditures                                      $   251      $    15       $     69     $      7   $     24    $    366
------------------------------------------------------------------------------------------------------------------------------------

(1) Depreciation expense for Corning's reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment. Related depreciable assets are not allocated to segment assets.
(2) Non-direct research, development and engineering expenses are allocated to segments based upon direct project spending for each segment.
(3) Interest expense is allocated to segments based on a percentage of segment net operating assets.
(4) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(5) Minority interests include the following restructuring, impairment and other charges and (credits):
     . In 2004, gains from the sale of assets of Corning Asahi Video (CAV) in excess of assumed salvage value of $17 million, and reversals of CAV severance reserves of $2 million.
     . In 2003, impairment charges for long-lived assets of CAV and exit costs of $57 million.
(6) Equity in earnings of associated companies, net of impairments includes the following restructuring and impairment charges:
     . In 2004 and 2003, charges of $35 million and $7 million, respectively, to impair equity method investments in the Telecommunications segment to their estimated fair value.
     . In 2004, Dow Corning Corporation recorded charges related to restructuring actions and adjustments to interest liabilities recorded on its emergence from bankruptcy. Our equity earnings included $21 million related to these charges.
     . In 2005 and 2003, charges of $106 million and $66 million, respectively, to reflect our share of Samsung Corning Co., Ltd.'s asset impairment charges.
(7) Segment assets include inventory, accounts receivable, property and associated equity companies and cost investments.
(8) Restructuring, impairment and other charges and (credits) includes: in 2005, an impairment charge of $25 million for the other-than-temporary decline in our investment in Avanex below its cost basis; a loss of $16 million associated with the redemption or retirement of debt.
(9) (Provision) benefit for income taxes includes, in 2005, a net $443 million charge to tax expense which included a $525 million increase to our valuation allowance against deferred tax assets resulting from our conclusion that the sale of an appreciated asset no longer met the criteria established by SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109) for a viable tax planning strategy offset by an $82 million credit to tax expense primarily related to the tax impact of eliminating the minimum pension liability associated with our domestic defined benefit plan.

Each of our reportable segments is concentrated across a relatively small number of customers. For the year ended December 31, 2005, five customers of the Display Technologies segment, each of which accounted for more than 10% of segment net sales, accounted for 75% of total segment sales. In the Telecommunications segment, two customers, each of which accounted for more than 10% of this segment's net sales, accounted for 29% of total segment sales in 2005. In the Environmental Technologies segment, three customers, each of which accounted for more than 10% of segment sales, represented 76% of total segment sales in 2005. In the Life Sciences segment, one customer accounted for 53% of this segment's sales for 2005.

A  reconciliation  of reportable  segment net income (loss) to consolidated  net income (loss) follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Years ended December 31,
                                                                         ---------------------------------------
                                                                           2005            2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) of reportable segments                                 $  1,080       $  (1,331)      $     89
Non-reportable operating segments net (loss) income (1)                      (100)             16           (139)
Unallocated amounts:
    Non-segment loss and other (2)                                            (21)            (13)           (51)
    Non-segment restructuring, impairment and
       other (charges) and credits                                            (25)              4            (13)
    Asbestos settlement                                                      (197)            (33)          (413)
    Interest income                                                            61              25             32
    (Loss) gain on repurchases of debt                                        (16)            (36)            19
    (Provision) benefit for income taxes (3)                                 (451)           (933)           170
    Minority interests
    Equity in earnings of associated companies, net of impairments (4)        254             116             83
    Income from discontinued operations                                                        20
                                                                         --------       ---------       --------
Net income (loss)                                                        $    585       $  (2,165)      $   (223)
------------------------------------------------------------------------------------------------------------------------------------

(1) Non-reportable operating segments net (loss) income includes the results of non-reportable operating segments.
(2) Non-segment loss and other includes the results of non-segment operations and other corporate activities.
(3) (Provision) benefit for income taxes includes taxes associated with non-segment restructuring, impairment and other charges (credits) as well as $525 million and $937 million for the impact of establishing a valuation allowance against certain deferred tax assets in 2005 and 2004, respectively, and offset by an $82 million benefit primarily for the impact of eliminating the minimum pension liability of our domestic qualified plan in 2005.
(4) Equity in earnings of associated companies, net of impairments includes amounts derived from corporate investments, primarily Dow Corning Corporation.

The following table provides net sales for the Telecommunications segment (in millions):
--------------------------------------------------------------------------------
                                               Years ended December 31,
                                       ---------------------------------------
                                         2005            2004           2003
--------------------------------------------------------------------------------
Net sales:
   Optical fiber and cable             $    834       $     755       $    760
   Hardware and equipment                   789             784            612
   Photonic technologies                                                    54
                                       --------       ---------       --------
     Total net sales                   $  1,623       $   1,539       $  1,426
--------------------------------------------------------------------------------

The following table provides net sales for the Environmental Technologies segment (in millions):
--------------------------------------------------------------------------------
                                                Years ended December 31,
                                        ---------------------------------------
                                          2005            2004           2003
--------------------------------------------------------------------------------
Net sales:
   Automotive                           $    482       $     479       $    430
   Diesel                                     98              69             46
                                        --------       ---------       --------
     Total net sales                    $    580       $     548       $    476
--------------------------------------------------------------------------------

The following table provides net sales for the Unallocated and Other segment (in millions):
--------------------------------------------------------------------------------
                                                Years ended December 31,
                                        ---------------------------------------
                                          2005            2004           2003
--------------------------------------------------------------------------------
Net sales:
   Conventional video components                       $       3       $     65
   Other businesses                     $    352             347            247
                                        --------       ---------       --------
     Total net sales                    $    352       $     350       $    312
--------------------------------------------------------------------------------

A reconciliation of reportable segment assets to consolidated assets follows (in millions):
--------------------------------------------------------------------------------
                                                   Years ended December 31,
                                            -----------------------------------
                                              2005          2004           2003
--------------------------------------------------------------------------------
Total assets of reportable segments         $  5,642     $   4,521     $  3,732
Non-reportable operating segments assets         772           724          682
Unallocated amounts:
    Current assets (1)                         2,682         2,169        1,698
    Investments (2)                              300           407          274
    Property, net (3)                            836           886          973
    Other non-current assets (4)                 943         1,003        3,393
                                            --------     ---------     --------
Total assets                                $ 11,175     $   9,710     $ 10,752
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

Information concerning principal geographic areas was as follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                2005                            2004                             2003
------------------------------------------------------------------------------------------------------------------------------------
                                        Net        Long-lived            Net       Long-lived            Net        Long-lived
                                       Sales       Assets (1)           Sales      Assets (1)           Sales       Assets (1)
------------------------------------------------------------------------------------------------------------------------------------
North America
   United States                     $ 1,339        $  3,400          $ 1,337      $   2,982         $   1,222      $   4,435
   Canada                                107                              120                               88             70
   Mexico                                 56             114               43             23                65             72
------------------------------------------------------------------------------------------------------------------------------------
       Total North America             1,502           3,514            1,500          3,005             1,375          4,577
------------------------------------------------------------------------------------------------------------------------------------

Asia Pacific
   Japan                                 688             541              540            511               382            349
   Taiwan                              1,230           1,696              705            985               322            231
   China                                 144              74              101             73               134            191
   Korea                                  53           1,092               60            938                55            620
   Other                                 155               3              174              8               150             22
------------------------------------------------------------------------------------------------------------------------------------
       Total Asia Pacific              2,270           3,406            1,580          2,515             1,043          1,413
------------------------------------------------------------------------------------------------------------------------------------

Europe
   Germany                               261             159              274            212               198            295
   France                                 43             105               40            124                42            133
   United Kingdom                         81              69               65             80                74             67
   Italy                                  30                               38                               36            268
   Other                                 265              36              236             32               194             77
------------------------------------------------------------------------------------------------------------------------------------
       Total Europe                      680             369              653            448               544            840
------------------------------------------------------------------------------------------------------------------------------------

Latin America
   Brazil                                 19               3               19              3                17              2
   Other                                  16                               12                               11              1
------------------------------------------------------------------------------------------------------------------------------------
       Total Latin America                35               3               31              3                28              3
------------------------------------------------------------------------------------------------------------------------------------

All Other                                 92              13               90             18               100
------------------------------------------------------------------------------------------------------------------------------------
       Total                         $ 4,579        $  7,305          $ 3,854      $   5,989         $   3,090      $   6,833
------------------------------------------------------------------------------------------------------------------------------------

(1) Long-lived assets primarily include investments, plant and equipment, goodwill and other intangible assets.

19.  Subsequent Events

On January 1, 2006, Corning changed its measurement of segment profit or loss for the following items:
..    We removed the net impact of financing  costs,  such as interest expense on debt instruments and interest costs associated with benefit plans, from reportable segments and included these amounts in Corporate unallocated expense.
..    We changed  the  allocation  method for taxes to more  closely  reflect the company's current tax position.
..    We  removed  the  impact  of  non-cash  stock  compensation   expense  from
     reportable segments and included this amount in Corporate unallocated expense.
..    We  removed  the  allocation  of  exploratory  research,   development  and
     engineering expense from the reportable segments and included these amounts in Corporate unallocated expense.
..    We  changed  certain  other  expense   allocation   methods  for  Corporate
     functions.

The following provides historical segment information reflecting these changes in the measurement of segment profit or loss for 2005, 2004 and 2003 and quarterly information for 2005.

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

All other operating segments that do not meet the quantitative threshold for separate reporting have been grouped as "Other Segments."

Restated Segment Information (in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                           Display     Telecom-    Environmental     Life       Other
                                                        Technologies  munications  Technologies    Sciences   Segments      Total
------------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2005
Net sales                                                 $ 1,742      $ 1,623       $    580     $    282   $    352    $  4,579
Depreciation (1)                                          $   185      $   180       $     70     $     20   $     35    $    490
Amortization of purchased intangibles                                  $    13                                           $     13
Research, development and engineering expenses (2)        $   107      $    76       $    102     $     40   $     28    $    353
Restructuring, impairment and other charges and
  (credits) (before-tax and minority interest)                         $   (47)                              $    (16)   $    (63)
Income tax provision                                      $  (122)     $   (15)      $     (5)    $     (2)  $     (3)   $   (147)
Earnings (loss) before minority interest and equity
  earnings (loss) (3)                                     $   823      $    61       $     15     $     (4)  $     19    $    914
Minority interests (4)                                                 $     2                               $     (9)   $     (7)
Equity in earnings (loss) of associated companies (5)     $   416      $     5                               $    (76)   $    345
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $ 1,239      $    68       $     15     $     (4)  $    (66)   $  1,252
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity             $   860      $    11       $     31                $    296    $  1,198
Segment assets (6)                                        $ 3,626      $ 1,153       $    726     $    137   $    573    $  6,215
Capital expenditures                                      $ 1,250      $    43       $    171     $     17   $     25    $  1,506
------------------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 2004
Net sales                                                 $ 1,113      $ 1,539       $    548     $    304   $    350    $  3,854
Depreciation (1)                                          $   129      $   209       $     63     $     20   $     51    $    472
Amortization of purchased intangibles                                  $    37                                           $     37
Research, development and engineering expenses (2)        $    70      $    69       $     76     $     27   $     32    $    274
Restructuring, impairment and other charges and
  (credits) (before-tax and minority interest)                         $ 1,798                               $     (6)   $  1,792
Income tax (provision) benefit                            $   (71)     $   (25)      $    (40)    $    (30)  $     12    $   (154)
Earnings (loss) before minority interest and equity
  earnings (loss) (3)                                     $   429      $(1,843)      $     20     $     16   $    (23)   $ (1,401)
Minority interests (4)                                                 $     2                               $    (18)   $    (16)
Equity in earnings (loss) of associated companies (5)     $   288      $   (33)      $      1                $     72    $    328
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                  $   717      $(1,874)      $     21     $     16   $     30    $ (1,090)
Discontinued operations                                                                                      $     20    $     20
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $   717      $(1,874)      $     21     $     16   $     50    $ (1,070)
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity             $   582      $    23       $     31                $    441    $  1,077
Segment assets (6)                                        $ 2,470      $ 1,341       $    587     $    123   $    724    $  5,245
Capital expenditures                                      $   640      $    32       $    124     $     11   $     26    $    833
------------------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 2003
Net sales                                                 $   595      $ 1,426       $    476     $    281   $    312    $  3,090
Depreciation (1)                                          $    97      $   245       $     55     $     21   $     52    $    470
Amortization of purchased intangibles                                  $    37                                           $     37
Research, development and engineering expenses (2)        $    48      $   108       $     74     $     20   $     41    $    291
Restructuring, impairment and other charges and
  (credits) (before-tax and minority interest)                         $   (36)                              $    133    $     97
Income tax (provision) benefit                            $   (69)     $    68       $    (22)    $    (15)  $     70    $     32
Earnings (loss) before minority interest and equity
  earnings (loss) (3)                                     $   130      $  (108)      $     43     $     31   $   (190)   $    (94)
Minority interests (4)                                                                                       $     75    $     75
Equity in earnings (loss) of associated companies (5)     $   144      $   (11)                              $     (7)   $    126
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $   274      $  (120)      $     43     $     31   $   (122)   $    106
------------------------------------------------------------------------------------------------------------------------------------
Investment in associated companies, at equity             $   299      $    59       $     30                $    383    $    771
Segment assets (6)                                        $ 1,297      $ 1,848       $    485     $    111   $    720    $  4,461
Capital expenditures                                      $   251      $    15       $     69     $      7   $     23    $    365
------------------------------------------------------------------------------------------------------------------------------------

(1) Depreciation expense for Corning's reportable segments includes an allocation of depreciation of corporate property not specifically identifiable to a segment.
(2) Research, development, and engineering expenses includes direct project spending which is identifiable to a segment.
(3) Many of Corning's administrative and staff functions are performed on a centralized basis. Where practicable, Corning charges these expenses to segments based upon the extent to which each business uses a centralized function. Other staff functions, such as corporate finance, human resources and legal are allocated to segments, primarily as a percentage of sales.
(4) Minority interests included the impact of the following restructuring, impairment, and other charges (credits):
     . In 2004, gains from the sale of assets of Corning Asahi Video (CAV) in excess of assumed salvage value of $17 million, and reversals of CAV severance reserves of $2 million.
     . In 2003, impairment charges for long-lived assets of CAV and exit costs of $57 million.
(5) Equity in earnings of associated companies, net of impairments includes the following restructuring and impairment charges:
     . In 2004 and 2003, charges of $35 million and $7 million, respectively, to impair equity method investments in the Telecommunications segment to their estimated fair value.
     . In 2005 and 2003, $106 million and $66 million, respectively, to reflect our share of Samsung Corning Co., Ltd.'s asset impairment charges.
(6) Segment assets include inventory, accounts receivable, property and associated equity companies and cost investments.

A reconciliation of reportable segment net income (loss) to consolidated net income (loss) follows (in millions):
--------------------------------------------------------------------------------
                                                  Years ended December 31,
                                           -------------------------------------
                                              2005         2004           2003
--------------------------------------------------------------------------------
Net income (loss) of reportable segments   $  1,318     $  (1,120)    $    228
Non-reportable segments                         (66)           50         (122)
Unallocated amounts:
    Net financing costs (1)                    (101)         (172)        (155)
    Stock-based compensation expense            (37)          (11)          (1)
    Exploratory research                        (77)          (68)         (43)
    Corporate contributions                     (24)          (17)         (24)
    Equity in earnings of associated
      companies, net of impairments (2)         253           116           82
    Asbestos settlement (3)                    (197)          (33)        (413)
    Other corporate items (4)                  (484)         (910)         225
                                           --------     ---------     --------
Net income (loss)                          $    585     $  (2,165)    $   (223)
--------------------------------------------------------------------------------

(1) Net financing costs include interest expense, interest income, and interest costs and investment gains associated with benefit plans.
(2) Equity in earnings of associated companies, net of impairments represents equity in earnings of Dow Corning Corporation which includes the following items:
     . In 2005, a gain of $11 million which represents our share of Dow Corning's gain on the issuance of subsidiary stock.
     . In 2004, charges of $21 million which represents our share of Dow Corning's charges related to restructuring actions and adjustments to interest liabilities recorded on its emergence from bankruptcy.
(3) As part of Corning's asbestos settlement arrangement to be incorporated into the Pittsburgh Corning Corporation reorganization plan, Corning will contribute, when the reorganization plan becomes effective, 25 million shares of Corning common stock to a trust. This portion of the asbestos liability requires adjustment based upon movements in Corning's common stock price prior to contribution of the shares to the trust. In 2005, 2004, and 2003, Corning recorded a charge of $197 million, $33 million, and $115 million, respectively, to reflect the movement in Corning's common stock price in each year. In 2003, Corning also recorded a charge of $298 million to reflect the initial liability based on the terms of the settlement agreement.
(4) Other corporate items include the tax impact of the unallocated amounts and the following significant items:
     . In 2005, an impairment charge of $25 million for the other-than-temporary decline in our investment in Avanex below its cost basis; a loss of $16 million associated with the redemption or retirement of debt; a net $443 million charge to tax expense which included a $525 million increase to our valuation allowance against deferred tax assets resulting from our conclusion that the sale of an appreciated asset no longer met the criteria established by SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109) for a viable tax planning strategy offset by an $82 million credit to tax expense primarily related to the tax impact of eliminating the minimum pension liability associated with our domestic defined benefit plan.
     . In 2004, a $937 million charge to tax expense as a result of the company's decision to provide a valuation allowance against a significant portion of its deferred tax assets and a loss of $36 million associated with the retirement of significant portion of Corning's long-term debt.

A reconciliation of reportable segment assets to consolidated assets follows (in millions):
--------------------------------------------------------------------------------
                                                Years ended December 31,
                                        --------------------------------------
                                          2005            2004           2003
--------------------------------------------------------------------------------
Total assets of reportable segments     $   5,642      $   4,521       $  3,741
Non-reportable segments                       573            724            720
Unallocated amounts:
    Current assets (1)                      2,682          2,169          1,701
    Investments (2)                           499            407            274
    Property, net (3)                         836            886            932
    Other non-current assets (4)              943          1,003          3,384
                                        ---------      ---------       --------
Total assets                            $  11,175      $   9,710       $ 10,752
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

Corning Incorporated and Subsidiary Companies
Schedule II - Valuation Accounts and Reserves
(in millions)



------------------------------------------------------------------------------------------------------------------------------------

                                                 Balance at                               Net Deductions         Balance at
Year ended December 31, 2005                 Beginning of Period        Additions            and Other          End of Period
------------------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                  $     30              $      3               $   9              $    24
Deferred tax assets valuation allowance           $  1,685              $  2,025               $ 105              $ 3,605
Accumulated amortization of
  purchased intangible assets                     $    196              $     13               $   9              $   200
Reserves for accrued costs of
  business restructuring                          $     95              $     30               $  40              $    85
------------------------------------------------------------------------------------------------------------------------------------


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
------------------------------------------------------------------------------------------------------------------------------------

QUARTERLY OPERATING RESULTS
(unaudited)

(In millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                     First       Second         Third       Fourth         Total
2005                                                                Quarter      Quarter       Quarter      Quarter        Year
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                          $  1,050      $ 1,141      $   1,188    $   1,200    $   4,579
Gross margin                                                       $    429      $   483      $     545    $     527    $   1,984
Restructuring, impairment and other charges and (credits)          $     19      $    (1)     $      28    $     (84)   $     (38)
Asbestos settlement                                                $    (16)     $   137      $      68    $       8    $     197
(Loss) income from continuing operations before income
   taxes, minority interests and equity earnings                   $    103      $    42      $     159    $     268    $     572
(Provision) benefit for income taxes                                    (19)         (44)           (28)        (487)        (578)
Minority interests                                                       (1)          (5)            (2)           1           (7)
Equity in earnings of associated companies, net of impairments          166          172             74          186          598
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                  $    249      $   165      $     203    $     (32)   $     585
------------------------------------------------------------------------------------------------------------------------------------

Basic (loss) earnings per common share                             $   0.18      $  0.11      $   0.14     $  (0.02)    $    0.40
Diluted (loss) earnings per common share                           $   0.17      $  0.11      $   0.13     $  (0.02)    $    0.38
------------------------------------------------------------------------------------------------------------------------------------

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
------------------------------------------------------------------------------------------------------------------------------------

(1) Discontinued operations are described in Note 2 (Discontinued Operations) to the Consolidated Financial Statements.

  DOW CORNING CORPORATION
    AND SUBSIDIARIES
  CONSOLIDATED FINANCIAL STATEMENTS
  For the Year Ended December 31, 2005

                             DOW CORNING CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                                       Page
                                                                                                                       ----
Report of Independent Registered Public Accounting Firm                                                                 103


Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003                                  104


Consolidated Balance Sheets at December 31, 2005 and 2004                                                               105


Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003                              107


Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003                    108


Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003                    109


Notes to the Consolidated Financial Statements                                                                          110


Supplementary Data for the years ended December 31, 2005 and 2004:
         Quarterly Financial Information                                                                                137


Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP





To the Stockholders and
Board of Directors of
Dow Corning Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows, stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of Dow Corning Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 9, 2006

                    DOW CORNING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (in millions, except for per share amounts)


                                                                                    Year ended December 31,
                                                                                2005         2004         2003
                                                                                ----         ----         ----
Net Sales                                                                    $3,878.7     $3,372.6      $2,872.5

Operating Costs and Expenses:
     Cost of sales                                                             2,567.2      2,336.7      2,052.7
     Marketing and administrative expenses                                       556.2        549.7        479.0
     Restructuring costs                                                           -           44.0          -
                                                                             ---------    ---------     --------
              Total operating costs and expenses                               3,123.4      2,930.4      2,531.7

Operating Income                                                                 755.3        442.2        340.8

     Interest income                                                              22.8         17.4         31.8
     Interest expense                                                             (3.9)       (97.8)       (93.6)
     Gain on issuance of subsidiary stock                                         21.2          -            -
     Other nonoperating income (expense), net                                     16.9         20.1         (1.7)
                                                                             ---------    ---------     --------

Income before Income Taxes and Minority Interests                                812.3        381.9        277.3

     Income tax provision                                                        253.8        125.2         94.3
     Minority interests' share in income                                          52.0         18.4          6.4
                                                                             ---------    ---------     --------

Net Income                                                                   $   506.5    $   238.3     $  176.6
                                                                             =========    =========     ========

Weighted-Average Common Shares Outstanding
  (basic and diluted)                                                              2.5          2.5          2.5

Net Income per Share (basic and diluted)                                     $  202.60    $   95.32     $  70.64
                                                                             =========    =========     ========

Dividends Declared per Common Share                                          $   36.00    $     -       $    -
                                                                             =========    =========     ========

              (See Notes to the Consolidated Financial Statements)

                    DOW CORNING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (in millions of U.S. dollars)


ASSETS

                                                                     December 31, 2005          December 31, 2004
                                                                     -----------------          -----------------
Current Assets:
         Cash and cash equivalents                                       $     137.6               $     322.0
         Marketable securities                                               1,081.8                     298.5
         Accounts receivable (net of allowance for doubtful
            accounts of $8.2 in 2005 and $11.7 in 2004)                        517.4                     511.3
         Anticipated implant insurance receivable                               47.2                      30.8
         Notes and other receivables                                           110.6                     114.5
         Inventories                                                           506.6                     425.0
         Deferred income taxes                                                 123.8                     101.2
         Other current assets                                                   49.8                      25.0
                                                                         -----------               -----------
                  Total current assets                                       2,574.8                   1,828.3
                                                                         -----------               -----------

Property, Plant and Equipment                                                4,573.3                   4,805.6
Less - Accumulated Depreciation                                             (3,249.8)                 (3,382.7)
                                                                         -----------               -----------
                  Net property, plant and equipment                          1,323.5                   1,422.9
                                                                         -----------               -----------

Other Assets:
         Marketable securities                                                   8.8                      57.3
         Anticipated implant insurance receivable                              218.2                     277.0
         Deferred income taxes                                                 750.3                     929.0
         Intangible assets (net of accumulated amortization
            of $15.7 in 2005 and $12.6 in 2004)                                103.1                      81.4
         Goodwill                                                               66.1                      75.9
         Restricted investments                                                 25.9                      55.8
         Other                                                                  74.1                      88.8
                                                                         -----------               -----------
                  Total other assets                                         1,246.5                   1,565.2
                                                                         -----------               -----------
Total Assets                                                             $   5,144.8               $   4,816.4
                                                                         ===========               ===========

              (See Notes to the Consolidated Financial Statements)

                    DOW CORNING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (in millions of U.S. dollars)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     December 31, 2005          December 31, 2004
                                                                     -----------------          -----------------
Current Liabilities:
         Short-term borrowings and current maturities of
            long-term debt                                               $      22.3               $      13.9
         Trade accounts payable                                                309.7                     278.4
         Accrued payrolls and employee benefits                                210.4                     171.9
         Accrued taxes                                                         116.4                     102.1
         Accrued interest                                                       66.4                      63.5
         Current portion of implant reserve                                     57.8                      50.0
         Other current liabilities                                             150.0                     150.3
                                                                         -----------               -----------
                  Total current liabilities                                    933.0                     830.1
                                                                         -----------               -----------

Other Liabilities:
         Long-term debt                                                         39.3                      60.2
         Implant reserve                                                     1,755.7                   1,834.9
         Employee benefits                                                     547.2                     565.7
         Co-insurance payable                                                   36.2                      46.8
         Deferred revenue                                                      103.4                       -
         Other noncurrent liabilities                                          111.0                     160.7
                                                                         -----------               -----------
                  Total other liabilities                                    2,592.8                   2,668.3
                                                                         -----------               -----------

Minority Interest in Consolidated Subsidiaries                                 178.6                     171.6
                                                                         -----------               -----------

Stockholders' Equity:
         Common stock ($5.00 par value - 2,500,000 shares
            authorized, issued and outstanding)                                 12.5                      12.5
         Retained earnings                                                   1,514.8                   1,098.3
         Accumulated other comprehensive income (loss):
              Cumulative translation adjustment                                 35.1                     170.6
              Minimum pension liability                                       (131.1)                   (135.8)
              Other equity adjustments                                           9.1                       0.8
                                                                         -----------               -----------
                  Total accumulated other comprehensive income (loss)          (86.9)                     35.6
                                                                         -----------               -----------

                  Total stockholders' equity                                 1,440.4                   1,146.4
                                                                         -----------               -----------

Total Liabilities and Stockholders' Equity                               $   5,144.8               $   4,816.4
                                                                         ===========               ===========

              (See Notes to the Consolidated Financial Statements)

                    DOW CORNING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in millions of U.S. dollars)

                                                                                    Year ended December 31,
                                                                                2005         2004         2003
                                                                                ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $   506.5    $   238.3     $  176.6
     Depreciation and amortization                                               211.6        210.6        243.9
     Changes in deferred revenue                                                 111.4          -            -
     Other, net                                                                   83.9         93.3        (49.3)
     Changes in operating assets and liabilities
         Changes in accounts and notes receivable                                (33.2)       (10.5)        26.1
         Changes in accounts payable                                              21.2        (36.7)       (13.4)
         Changes in inventory                                                   (107.2)        37.2         (4.9)
         Changes in other operating assets and liabilities                        76.6        163.7          7.4
                                                                             ---------    ---------     --------
              Cash provided by operating activities                              870.8        695.9        386.4
                                                                             ---------    ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                       (200.5)      (109.4)       (77.4)
     Acquisitions of businesses, net of cash received                              -          (92.0)       (42.6)
     Proceeds from sales and maturities of securities                          3,379.1      4,529.8      3,243.2
     Purchases of securities                                                  (4,113.3)    (3,645.0)    (3,815.7)
     Other, net                                                                    2.2         (1.3)         6.7
                                                                             ---------    ---------     --------
              Cash provided by (used in) investing activities                   (932.5)       682.1       (685.8)
                                                                             ---------    ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings                                                          -           12.0          2.8
     Payments on long-term debt                                                  (11.1)        (9.3)       (16.9)
     Net change in short-term borrowings                                           7.4         (2.1)         4.2
     Distributions to minority interests                                         (58.2)        (3.8)        (8.3)
     Cash received from minority interests                                        48.6          -            -
     Dividends paid to stockholders                                              (90.0)         -            -
                                                                             ---------    ---------     --------
              Cash used in financing activities                                 (103.3)        (3.2)       (18.2)
                                                                             ---------    ---------     --------

CASH FLOWS RELATED TO REORGANIZATION ACTIVITIES:
     Reorganization costs                                                         (3.4)        (7.2)        (5.4)
     Implant reserve and other payments                                          (40.3)      (505.7)        (6.4)
     Release of insurance proceeds                                                 -          207.4        (29.4)
     Payments under co-insurance arrangement                                      (2.1)       (30.8)        (5.3)
     Implant insurance reimbursements                                             42.4        128.5         29.4
     Payments on long-term debt                                                    -         (273.7)         -
     Payments of notes payable                                                     -         (375.0)         -
     Payments of interest                                                          -         (673.8)         -
                                                                             ---------    ---------     --------
              Cash used in reorganization activities                              (3.4)    (1,530.3)       (17.1)
                                                                             ---------    ---------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (16.0)        15.5         33.4
                                                                             ---------    ---------     --------

CHANGES IN CASH AND CASH EQUIVALENTS:
     Net decrease in cash and cash equivalents                                  (184.4)      (140.0)      (301.3)
     Cash and cash equivalents at beginning of year                              322.0        462.0        763.3
                                                                             ---------    ---------     --------

              Cash and cash equivalents at end of year                       $   137.6    $   322.0     $  462.0
                                                                             =========    =========     ========

              (See Notes to the Consolidated Financial Statements)

                    DOW CORNING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (in millions of U.S. dollars)

                                                                                    Year ended December 31,
                                                                                2005         2004         2003
                                                                                ----         ----         ----
Common Stock ($5.00 par value - 2,500,000 shares authorized, issued and outstanding)
         Balance at beginning and end of year                                $    12.5    $    12.5     $   12.5
                                                                             ---------    ---------     --------

Retained Earnings
         Balance at beginning of year                                          1,098.3        860.0        683.4
         Net income                                                              506.5        238.3        176.6
         Common stock dividends declared                                         (90.0)         -            -
                                                                             ---------    ---------     --------
         Balance at end of year                                                1,514.8      1,098.3        860.0
                                                                             ---------    ---------     --------

Accumulated Other Comprehensive Income (Loss)
         Cumulative translation adjustment balance at beginning of year          170.6        110.1        (39.6)
         Translation adjustments                                                (136.8)        60.2        161.5
         Income tax benefit (provision)                                            1.3          0.3        (11.8)
                                                                             ---------    ---------     --------
         Balance at end of year                                                   35.1        170.6        110.1
                                                                             ---------    ---------     --------

         Additional minimum pension liability balance at beginning of year      (135.8)      (143.8)      (117.9)
         (Increase) decrease in minimum pension liability                          3.2          8.4        (33.5)
         Income tax benefit (provision)                                            1.5         (0.4)         7.6
                                                                             ---------    ---------     --------
         Balance at end of year                                                 (131.1)      (135.8)      (143.8)
                                                                             ---------    ---------     --------

         Other equity adjustments balance at beginning of year                     0.8          3.7          2.4
         Change in unrealized gain (loss) on cash flow hedges                     14.2         (2.1)         0.8
         Change in unrealized gain (loss) on available-for-sale securities        (1.4)        (2.3)         1.4
         Income tax benefit (provision)                                           (4.5)         1.5         (0.9)
                                                                             ---------    ---------     --------
         Balance at end of year                                                    9.1          0.8          3.7
                                                                             ---------    ---------     --------

Total Accumulated Other Comprehensive Income (Loss)                              (86.9)        35.6        (30.0)
                                                                             ---------    ---------     --------

              Stockholders' Equity                                           $ 1,440.4    $ 1,146.4     $  842.5
                                                                             =========    =========     ========

              (See Notes to the Consolidated Financial Statements)

                    DOW CORNING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (in millions of U.S. dollars)


                                                                           Year ended December 31,
                                                                   2005             2004              2003
                                                                   ----             ----              ----
Net Income                                                      $   506.5         $  238.3         $   176.6

Other Comprehensive Income (Loss):
         Foreign currency translation adjustments
              (net of tax of $(1.3), $0.2, $(11.8))                (135.5)            60.5             149.7

         Unrealized net gain (loss) on available-for-sale
              securities (net of tax of $0.4, $1.5, $(0.9))          (1.0)            (0.8)              0.5

         Net gain (loss) on cash flow hedges
              (net of tax of $(4.9), $0, $0)                          9.3             (2.1)              0.8

         (Increase) decrease in minimum pension liability
              (net of tax of $1.5, $(0.4), $7.7)                      4.7              8.0             (25.9)
                                                                ---------         --------         ---------

Other comprehensive income (loss), net of tax                      (122.5)            65.6             125.1
                                                                ---------         --------         ---------

Comprehensive Income                                            $   384.0         $  303.9         $   301.7
                                                                =========         ========         =========

              (See Notes to the Consolidated Financial Statements)

                    DOW CORNING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



TABLE OF CONTENTS
-----------------

Note                                                              Page
----                                                              ----

  1    BUSINESS AND BASIS OF PRESENTATION                         111

  2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                 111

  3    ACQUISITIONS AND DIVESTITURES                              116

  4    GLOBAL RESTRUCTURING                                       117

  5    UNRESTRICTED INVESTMENTS                                   117

  6    INVENTORIES                                                118

  7    INCOME TAXES                                               119

  8    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES              121

  9    PROPERTY, PLANT AND EQUIPMENT                              121

 10    GOODWILL AND OTHER INTANGIBLE ASSETS                       122

 11    RESTRICTED ASSETS                                          123

 12    NOTES PAYABLE AND CREDIT FACILITIES                        124

 13    DEFERRED REVENUE                                           124

 14    LONG-TERM DEBT                                             125

 15    PENSION AND OTHER POSTRETIREMENT BENEFITS                  126

 16    PROCEEDING UNDER CHAPTER 11                                131

 17    COMMITMENTS AND CONTINGENCIES                              133

 18    RELATED PARTY TRANSACTIONS                                 135

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

     The Company engages primarily in the discovery, development, manufacturing, marketing and distribution of silicon-based materials and offers related services. Since its inception, Dow Corning has been engaged in a continuous program of basic and applied research on silicon-based materials to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. The Company manufactures over 7,000 products and serves approximately 25,000 customers worldwide, with no single customer accounting for more than three percent of the Company's sales in any of the past three years. Principal United States manufacturing plants are located in Kentucky and Michigan. Principal foreign manufacturing plants are located in Belgium, China, France, Germany, Japan, South Korea and the United Kingdom. The Company operates research and development facilities in the United States, Belgium, China, Germany, Ireland, Japan, South Korea and the United Kingdom. The Company also operates technical service centers in the United States, Belgium, Brazil, China, Germany, Japan, South Korea, Taiwan and the United Kingdom. Dow Corning's average employment for 2005 was approximately 8,900 persons.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Certain prior year items have been reclassified to conform to the 2005 presentation.

Bankruptcy Proceedings
----------------------

     On May 15, 1995, the Company voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Eastern District of Michigan, Northern Division in order to resolve the Company's breast implant liabilities and related matters. The Company emerged from its Chapter 11 proceeding on June 1, 2004. Upon emergence from the Company's Chapter 11 proceeding, the Company was not subject to "fresh start" reporting as defined in SOP 90-7. See Note 16 for further information on this matter.

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

     The Company capitalizes the costs of internal-use software in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Amounts capitalized during the years ended December 31, 2005 and 2004 were $4.2 and $5.8, respectively. As of December 31, 2005 and 2004, unamortized software costs were $4.6 and $6.2, respectively.

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

Marketable Securities
---------------------

     The Company accounts for investments in debt and equity securities in conformity with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the use of fair value accounting for trading or available-for-sale securities, while retaining the use of the amortized cost method for investments in debt securities that the Company has the positive intent and ability to hold to maturity. Investments in debt and equity securities are included in the captions "Marketable securities" and "Restricted investments" in the consolidated balance sheets. All such investments are considered to be available for sale. If the decline in fair value of an investment in debt or equity securities is determined to be other than temporary, the carrying amount of the asset is reduced to its fair value, and the difference is charged to income in the period incurred. See Notes 5 and 11 for further information.

Credit Risk
-----------

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, investments, derivative financial instruments and trade receivables. The Company's policies limit the amount of credit exposure to any single counterparty for cash and investments. The Company uses major financial institutions with high credit ratings to engage in transactions involving investments and derivative instruments. The Company minimizes credit risk in its receivables from customers through its sale of products to a wide variety of customers and markets in locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically such losses have been within expectations. Management believes the risk of incurring material losses related to credit risk is remote, and any losses would be immaterial to consolidated financial results.

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

Revenue
-------

     The Company recognizes revenue in accordance with the U.S. Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements." The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collectibility is reasonably assured. Generally, revenue is recognized when title and risk of loss transfer to the customer for products and as work is performed for professional services. Amounts billed to a customer in a sale transaction related to shipping costs are classified as revenue. The Company reduces revenue for product returns, allowances and price discounts. Amounts billed to customers in excess of amounts recognized as revenue are reported as deferred revenue in the consolidated balance sheets.

---------------------------------------------------

Shipping Costs
--------------

     Shipping costs are primarily comprised of payments to third party shippers. The Company records shipping costs incurred as a component of "Cost of sales" in the consolidated statements of income. Shipping costs totaled $113.9, $94.3, and $76.6 for the years ended December 31, 2005, 2004 and 2003, respectively.

Research and Development Costs
------------------------------

     Research and development costs are charged to operations when incurred and are included in "Cost of sales" in the consolidated statements of income. These costs totaled $182.3 in 2005, $181.4 in 2004, and $162.5 in 2003, and were comprised primarily of labor costs, outside services and depreciation.

Income Taxes
------------

     The Company accounts for income taxes in conformity with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At December 31, 2005 and 2004, the Company had net deferred tax asset balances of $869.1 and $983.3, respectively, after valuation allowances of $1.6 and $3.1, respectively. For additional information, see Note 7.

Currency Translation
--------------------

     The value of the U.S. dollar fluctuates against foreign currencies. Since the Company does business in many countries, these fluctuations affect the Company's consolidated financial position and results of operations. The Company accounts for these fluctuations in accordance with SFAS No. 52, "Foreign Currency Translation."

     Subsidiaries in Europe and Japan translate their assets and liabilities, stated in their functional currency, into U.S. dollars at current exchange rates, that is, the rates in effect at the end of the period. The gains or losses that result from this process affect "Cumulative translation adjustment" in the stockholders' equity section of the consolidated balance sheets. Changes in the functional currency value of monetary assets and liabilities denominated in foreign currencies are recognized in the caption, "Other nonoperating income (expense), net" in the consolidated statements of income. The revenues and expenses of these non-U.S. subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period. Therefore, the reported U.S. dollar results included in the consolidated statement of income fluctuate from period to period, depending on the value of the U.S. dollar against foreign currencies.

     For non-U.S. subsidiaries outside of Europe and Japan, where the U.S. dollar is the functional currency, inventories, property, plant and equipment and other non-monetary assets, together with their related elements of expense, are translated at historical rates of exchange. All other assets and liabilities are translated at current exchange rates. All other revenues and expenses are translated at average exchange rates. Translation gains and losses for these subsidiaries are recognized in the caption, "Other nonoperating income (expense), net" in the consolidated statements of income.

Derivative Financial Instruments
--------------------------------

     The Company uses derivative financial instruments to reduce the impact of changes in foreign exchange rates on its earnings, cash flows and fair values of assets and liabilities. In addition, the Company uses derivative financial instruments to reduce the impact of changes in natural gas and other commodity prices on its earnings and cash flows. The Company enters into derivative financial contracts based on analysis of specific and known economic exposures. The Company's policy prohibits holding or issuing derivative financial instruments for trading or speculative purposes. The types of instruments typically used are forward contracts, but may also include option combinations and purchased option contracts.

---------------------------------------------------

     The Company recognizes all derivatives as "Other current assets" or "Other current liabilities" in the consolidated balance sheets at fair value. On the date the derivative instrument is entered into, if the Company is designating the instrument as a hedge, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variability in cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative or non-derivative that is designated as and meets all the required criteria for a hedge of a net investment are recorded in other comprehensive income. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings.

     The majority of currency derivative instruments entered into by the Company are not designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments. Net foreign currency (gains) and losses recognized in income, which include changes in the fair value of such currency derivatives as well as foreign exchange gains and losses on monetary assets and liabilities of the Company, amounted to ($1.5) in 2005, $1.7 in 2004, and $5.7 in 2003. In addition, the income tax provision in the consolidated statements of operations includes net foreign currency (gains) and losses from currency derivatives of ($0.3), $2.7, and $6.3 for 2005, 2004, and 2003, respectively, which when considered together with the related tax benefits and gains from underlying exposures, had the effect of decreasing (increasing) the income tax provision by $(2.0), $1.0, and ($0.1) in 2005, 2004, and 2003,
respectively. See Note 7 for further information.

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

Litigation
----------

     The Company is subject to legal proceedings and claims arising out of the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical claims experience for incurred but not reported matters. The Company expenses these legal costs, including those expected to be incurred in connection with a loss contingency, as incurred. The Company has an active risk management program consisting of numerous insurance policies secured from many carriers. These policies provide coverage that is utilized to mitigate the impact, if any, of certain of the legal proceedings. The required reserves may change in the future due to new developments in each matter. See Notes 16 and 17 for further information.

Environmental Matters
---------------------

     The Company determines the costs of environmental remediation for its facilities, facilities formerly owned by the Company and third party waste disposal facilities based on evaluations of current law and existing technologies. Inherent uncertainties exist in these evaluations primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, and evolving technologies. The Company records a charge to earnings for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical or legal information becomes available. The Company had accrued obligations of $2.9 at December 31, 2005 and 2004 for environmental remediation and restoration costs. Management believes that any costs incurred in excess of those accrued will not have a material adverse impact on the Company's consolidated financial position or results of operations.

Issuance of Shares by Subsidiaries
----------------------------------

     Gains or losses arising from the issuance of shares by subsidiaries due to changes in the Company's proportionate share of the value of the issuing subsidiary's equity are recorded in the consolidated statements of income as "Other nonoperating income (expense), net" pursuant to SAB Topic 5H, "Accounting for Sales of Stock by a Subsidiary."

---------------------------------------------------

New Accounting Standards
------------------------

     On September 15, 2005, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty." EITF 04-13 describes the circumstances under which two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction, and describes the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective for transactions completed in reporting periods beginning after March 15, 2006. The Company is currently evaluating the applicability of EITF 04-13 to the Company's inventory transactions.

     On June 8, 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 143-1, "Accounting for Electronic Equipment Waste Obligations." FSP No. FAS 143-1 addresses the accounting for asset waste obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment ("the Directive") adopted by the European Union. Under the Directive, commercial users of certain electronic equipment have an obligation to ensure proper disposal of such equipment until the equipment is sold or otherwise disposed. FSP No. FAS 143-1 requires such obligations to be accounted for as an asset retirement obligation by applying the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," and FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." The Company adopted FSP No. FAS 143-1 during the three months ended June 30, 2005. The adoption of FSP No. FAS 143-1 did not have a material impact on the Company's consolidated financial position or results of operations.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 supersedes Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires all voluntary changes in accounting principle because of preferability or any change resulting from the issuance of an accounting pronouncement that does not include detailed transition instructions to be handled by retrospective application, unless it is impracticable to determine the effect on prior period financial statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company plans to adopt SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

     In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN No. 47 in the three month period ended December 31, 2005. The adoption of FIN No. 47 did not have a material impact on the Company's consolidated financial position or results of operations.

     In December 2004, the Financial FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of Accounting Principles Board ("APB") Opinion No. 29." APB No. 29 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and includes a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for fiscal years beginning after June 15, 2005. The Company plans to adopt SFAS No. 153 on January 1, 2006 and does not expect its adoption to have a material effect on future consolidated results.

     On October 22, 2004, the American Jobs Creation Act of 2004 (the "Jobs Creation Act") became law in the United States. In December 2004, the FASB issued FSP Nos. FAS 109-1 and FAS 109-2, which provide guidance on accounting and disclosure related to the Jobs Creation Act. FSP No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," requires the qualified production activities deduction provided for under the Jobs Creation Act to be accounted for as a special deduction in accordance with SFAS No. 109. FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," provides accounting and disclosure requirements for the one-time dividends received deduction on the repatriation of certain foreign earnings under the Jobs Creation Act. See Note 7 for further information.

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

---------------------------------------------------

     In January 2004, the FASB issued FSP No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP was superseded in June 2004 by FSP No. FAS 106-2 of the same title. These FSP's provide guidance on the accounting for and disclosure of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act expands Medicare to provide prescription drug benefits to eligible enrollees and contains provisions that apply to employers who sponsor postretirement health care plans that provide prescription drug benefits. Beginning in 2006, sponsors of postretirement plans that provide a prescription drug benefit that is "actuarially equivalent" to the benefit provided by Medicare will receive a subsidy from the federal government. The Company adopted FSP No. FAS 106-1 effective April 30, 2004 and FSP No. FAS 106-2 effective July 1, 2004. The Company has determined that the benefits provided under its postretirement health care plan are "actuarially equivalent" with those provided under the Act. The adoption of FSP No. FAS 106-1 and FSP No. FAS 106-2 did not have a material impact on the Company's consolidated financial statements. See Note 15 for further information related to the impact of these FSP's.

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

NOTE 3 - ACQUISITIONS AND DIVESTITURES
--------------------------------------

     On April 1, 2005, the Company consolidated its Japanese operations in a transaction involving Dow Corning Asia Ltd. ("DCAL"), a wholly-owned subsidiary, Dow Corning Toray Silicone Co. Ltd. ("DCTS"), a subsidiary owned 65% by the Company, and Toray Industries, Inc. ("TI"), an independent company that owns the 35% minority interest in DCTS. The Company contributed property, plant, and equipment, working capital, and other net assets of DCAL valued at $90.0 to DCTS in exchange for additional shares of DCTS. DCTS recorded the contribution of assets at the Company's historical carrying value. In addition, TI contributed cash of $48.6 to DCTS in exchange for additional shares of DCTS. Upon completion of the transaction, DCTS was renamed Dow Corning Toray Company Ltd. ("DCT"), and the Company retained a 65% ownership interest in DCT. However, because the fair value per share issued to TI exceeded the value per share issued to the Company based upon the carrying value of the assets contributed by DCAL, the Company recognized a pre-tax gain of $21.2. This gain is reported in the "Gain on issuance of subsidiary stock" line in the Company's consolidated statement of income.

     On September 30, 2004, the Company, through DCTS, purchased the net assets of the Silicone Division of Nippon Unicar Co., Ltd. ("NUC"). NUC is located in Tokyo, Japan and is a manufacturer of specialty chemicals and silicone products. The net assets were purchased by DCTS for cash of approximately $92.0 and consisted primarily of working capital items, intangible assets and property, plant and equipment. The Company recorded $3.0 of goodwill as a result of the transaction. The results of operations for the acquisition were included in the consolidated statement of income beginning in the three month period ended December 31, 2004. Purchase accounting for this acquisition was finalized during the three month period ended December 31, 2004.

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

--------------------------------------

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

NOTE 4 - GLOBAL RESTRUCTURING
-----------------------------

     The Company implemented a restructuring program during 2004, consisting of separation of employees and the withdrawal of certain fixed assets from service. During the year ended December 31, 2004, the Company incurred pre-tax expense of $34.9 primarily for one-time termination benefits related to the workforce reduction of approximately 212 employees. Results for the year ended December 31, 2004 also included a pre-tax charge of $2.7 for non-cash restructuring activity related to curtailment and special termination benefits. See Note 15 for additional information regarding the global workforce reduction effect on defined benefit pension plans and the U.S. retiree medical plan. Additionally, the Company recorded charges of $6.4 related to the impairment of its manufacturing site located in Yamakita, Japan, and classified the related fixed assets as long-lived assets to be disposed of by sale. These restructuring charges were reported in the "Restructuring costs" line in the Company's consolidated statement of income for the year ended December 31, 2004.

     As of December 31, 2005, the Company's liability for restructuring had been reduced to zero. The restructuring activity for the years ended December 31, 2005 and 2004 is illustrated in the following table:

           Year Ended December 31, 2005                                 Year Ended December 31, 2004
---------------------------------------------------           ------------------------------------------------
Beginning of year balance               $     5.4             Beginning of year balance            $     -
Restructuring charges                         -               Restructuring charges                     44.0
Cash payments                                (3.8)            Cash payments                            (29.5)
Non-cash adjustments                         (1.6)            Non-cash adjustments                      (9.1)
                                        ---------                                                  ---------
     Balance - December 31, 2005        $     -                   Balance - December 31, 2004      $     5.4
                                        =========                                                  =========

NOTE 5 - UNRESTRICTED INVESTMENTS
---------------------------------

     The carrying amounts of unrestricted investments reflected under the caption "Marketable securities" in the current and noncurrent sections of the consolidated balance sheets at December 31, 2005 and 2004 totaled $1,090.6 and $355.8, respectively. These unrestricted investments consist principally of obligations backed by the U. S. Government or one of its agencies and corporate and municipal issue bonds. These investments have been classified as "available for sale" in conformity with SFAS No. 115. The Company does not invest in securities that are below investment grade. Fair values are determined based on quoted market prices or, if quoted market prices are not available, on market prices of comparable instruments. For purposes of computing realized gain or loss on the disposition of unrestricted investments, the specific identification method is used.

     The Company reviews all marketable securities to determine if any decline in value is other than temporary. The analysis includes a review of the amount and duration of the decline in value of a security and a comparison between the amount and duration of the decline in value of the security and that of similar securities in the same market sector. The Company has reviewed the investments that have a gross unrealized loss as of December 31, 2005 and has concluded that the decline in value is not other than temporary.

---------------------------------

     The amortized cost, gross unrealized gains, gross unrealized losses, and market value of the unrestricted investments consisted of the following as of December 31, 2005 and 2004:

                                                                          December 31, 2005
                                                       ------------------------------------------------

                                                                       Gross        Gross
                                                        Amortized   Unrealized   Unrealized     Market
                                                          Cost         Gains      (Losses)       Value
                                                          ----         -----      --------       -----
Debt Securities:
        U.S. government agency obligations             $    50.0     $    -       $   (0.4)    $   49.6
        Corporate bonds                                    102.6          -           (0.4)       102.2
        Municipal bonds                                    934.5          -            -          934.5
                                                       ---------     --------     --------     --------

Total Debt Securities                                   $1,087.1     $    -       $   (0.8)    $1,086.3
                                                        --------     --------     --------     --------

Foreign Equity Securities                                    2.1          2.2          -            4.3
                                                       ---------     --------     --------     --------

Total Marketable Securities                             $1,089.2     $    2.2     $   (0.8)    $1,090.6
                                                        ========     ========     ========     ========

                                                                          December 31, 2004
                                                        -----------------------------------------------

                                                                       Gross        Gross
                                                        Amortized   Unrealized   Unrealized     Market
                                                          Cost         Gains      (Losses)       Value
                                                          ----         -----      --------       -----
Debt Securities:
        U.S. government agency obligations             $    60.0     $    -       $   (0.8)    $   59.2
        Corporate bonds                                     68.8          -           (0.2)        68.6
        Municipal bonds                                    224.8          -            -          224.8
                                                       ---------     --------     --------     --------

Total Debt Securities                                  $   353.6     $    -       $   (1.0)    $  352.6
                                                       ---------     --------     --------     --------

Foreign Equity Securities                                    1.5          1.7          -            3.2
                                                       ---------     --------     --------     --------

Total Marketable Securities                            $   355.1     $    1.7     $   (1.0)    $  355.8
                                                       =========     ========     ========     ========

     The contractual maturities of the debt securities included in unrestricted investments consisted of the following at December 31, 2005 and 2004:

                                                     2005                 2004
                                                     ----                 ----

Mature in one year or less                         $1,081.8            $   288.5
Mature after one year through five years                4.5                 64.1
Mature after five years                                  -                    -
                                                   --------            ---------

Total debt securities                              $1,086.3            $   352.6
                                                   ========            =========

NOTE 6 - INVENTORIES
--------------------

     The value of inventories is determined using lower of cost or market as the basis. Produced goods are valued using a first-in, first-out (FIFO) cost flow methodology, while purchased materials and supplies are valued using an average cost flow methodology.

     The following table provides a breakdown of inventories at December 31, 2005 and 2004.

                                      December 31, 2005        December 31, 2004
                                      -----------------        -----------------

       Produced goods                     $  400.3                $   329.5
       Purchased materials                    74.1                     61.8
       Maintenance and supplies               32.2                     33.7
                                          --------                ---------

       Total Inventory                    $  506.6                $   425.0
                                          ========                =========

--------------------

     Produced goods include both work-in-process and finished goods. Due to the nature of the Company's operations, it is impractical to classify inventory between work-in-process and finished goods as such classifications can be interchangeable for certain inventoriable items. Purchased materials primarily consist of the Company's raw material inventories. Maintenance and supplies included in inventory primarily represent spare component parts that are critical to the Company's manufacturing processes.

NOTE 7 - INCOME TAXES
---------------------

     The components of income before income taxes and minority interests as of December 31, 2005, 2004 and 2003 are as follows:

                                                                   2005           2004           2003
                                                                   ----           ----           ----
Income Before Income Taxes and Minority Interests:
      Domestic                                                  $   550.1       $  215.6       $  148.1
      Foreign                                                       262.2          166.3          129.2
                                                                ---------       --------       --------

Total Income Before Income Taxes and Minority Interests         $   812.3       $  381.9       $  277.3
                                                                =========       ========       ========

     The components of the income tax provision as of December 31, 2005, 2004 and 2003 are as follows:

                                                                       2005
                                                   --------------------------------------------
                                                    Current          Deferred           Total
                                                   ---------         --------         ---------
Provision (Credit) for Income Taxes:
      Domestic                                     $    98.8         $   62.8         $   161.6
      Foreign                                           64.1             28.1              92.2
                                                   ---------         --------         ---------

Total Provision (Credit) for Income Taxes          $   162.9         $   90.9         $   253.8
                                                   =========         ========         =========

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
                                                   =========         ========         =========

---------------------

     The tax effects of the principal temporary differences as of December 31, 2005 and 2004 giving rise to deferred tax assets and liabilities were as follows:

                                                            2005              2004
                                                            ----              ----
Deferred Tax Assets:
      Implant costs                                       $  586.3         $   619.5
      Accruals and other                                      67.0             138.1
      Postretirement benefit obligations                     192.7             183.1
      Inventories                                             28.8              28.5
      Long-term debt                                          31.7              22.2
      Tax loss carryforwards                                 160.6             192.8
                                                          --------         ---------

Total Deferred Tax Assets                                  1,067.1           1,184.2

Deferred Tax Liabilities:
      Property, plant and equipment                         (196.4)           (197.8)
                                                          --------         ---------

Net Deferred Tax Asset Prior to Valuation Allowance          870.7             986.4

Less:  Valuation Allowance                                    (1.6)             (3.1)
                                                          --------         ---------

Net Deferred Tax Asset                                    $  869.1         $   983.3
                                                          ========         =========

     Management believes that it is more likely than not that the net deferred tax asset will be realized. This belief is based on criteria established in SFAS No. 109. The criteria that management considered in making this determination were historical and projected operating results, the ability to utilize tax planning strategies and the period of time over which the tax benefits can be utilized.

     Tax effected operating loss carryforwards at December 31, 2005 amounted to $160.6 compared to $192.8 at the end of 2004. All of the tax effected operating loss carryforwards are subject to expiration in 2007 or have an indefinite carryforward period. Substantially all tax effected operating loss carryforwards were generated by the Company's subsidiary in the United Kingdom. There is an unlimited carryforward of net operating losses in the United Kingdom and management has determined that no valuation allowance is needed for these net operating losses.

     The valuation allowance of $1.6 is attributable to the inability to utilize net operating loss carryforwards from the Company's subsidiaries of $0.5 in Australia, and $1.1 in Ireland. The operating loss carryforward in Australia is subject to expiration in 2007. The operating loss carryforward in Ireland has an indefinite carryforward period.

     Cash paid during the year for income taxes, net of refunds received, was $156.8 in 2005, $103.7 in 2004 and $66.5 in 2003.

     The income tax provision at the effective rate differs from the income tax provision at the United States federal statutory tax rate in effect during December 31, 2005, 2004 and 2003 for the reasons illustrated in the following table:

                                                            2005           2004            2003
                                                            ----           ----            ----
Income Tax Provision at Statutory Rate                    $  284.3       $   133.6      $    97.0

Foreign provisions and related items                           0.4           (11.5)          (0.4)
Extra territorial income                                     (14.7)           (7.2)          (5.9)
Domestic manufacturing deduction                              (4.8)            -              -
U.S. tax effect of foreign earnings and dividends            (21.2)           12.3           (2.5)
State income taxes                                            27.4             1.1            3.2
Tax exempt interest income                                    (4.7)           (1.9)          (2.2)
Other, net                                                   (12.9)           (1.2)           5.1
                                                          --------       ---------      ---------

Total Income Tax Provision at Effective Rate              $  253.8       $   125.2      $    94.3
                                                          ========       =========      =========

Effective Rate                                               31.2%           32.8%          34.0%
                                                          ========       =========      =========

---------------------

     The Company has completed its evaluation of FSP No. FAS 109-2 with respect to all foreign subsidiaries. As of December 31, 2005, the Company had repatriated approximately $246.7 of earnings from eleven foreign subsidiaries under this provision. The total net tax expense associated with these remittances was approximately $12.7. Income of $4.5 was recognized during the year ended December 31, 2005, and expense of $17.2 was recognized during the year ended December 31, 2004, as the result of these remittances.

     During the year ended December 31, 2005, the Company recorded a deferred income tax asset of $9.8 on $46.4 of undistributed earnings that will be repatriated in the foreseeable future. In addition, the Company recorded a deferred income tax liability of $1.1 on $10.9 of undistributed earnings that are not considered to be permanently reinvested. As of December 31, 2005, income and remittance taxes have not been recorded on $166.2 of undistributed earnings of foreign subsidiaries, either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings indefinitely.

NOTE 8 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
------------------------------------------------------

     The Company uses forward exchange contracts and options to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities. Changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the monetary assets and liabilities. The maturities of these contracts and options do not exceed one year. The carrying amounts, which represent fair values, of these forward contracts and options were net unrealized gains of $5.3 and net unrealized losses of $19.1 at December 31, 2005 and 2004, respectively. The fair value of the Company's forward exchange contracts and options is based principally on quoted market prices. The results of these hedges are reflected in the consolidated statements of income as "Other nonoperating income (expense), net." Cash flows from such derivatives are a component of cash flows from operating activities in the consolidated statements of cash flows.

     The Company also uses forward contracts and options to hedge the exposure to changes in the prices of commodities, primarily natural gas. The carrying amounts, which represent fair values, of these forward contracts and options were net unrealized gains of $13.5 as of December 31, 2005. The forward contracts and options outstanding at December 31, 2005 hedge forecasted transactions expected to occur within the next 27 months. Net unrealized gains and losses on these contracts are recorded as a component of "Accumulated other comprehensive income (loss)" in the Company's balance sheet until the underlying hedged item impacts earnings. Net gains of $10.1 ($6.4 after tax) are expected to be reclassified from Accumulated other comprehensive income (loss) to the consolidated statements of income as "Cost of sales" during the next 12 months. Cash flows from such derivatives are a component of cash flows from operating activities in the consolidated statements of cash flows.

     Forward exchange options are also used to hedge specific firm commitments or forecasted transactions by locking in exchange rates for such anticipated cash flows. Gains and losses on these instruments are recorded as a component of other comprehensive income until the forecasted transaction occurs. There were no outstanding instruments at December 31, 2005 designated as hedges of specific firm commitments or forecasted transactions. At December 31, 2004, the carrying amounts of such options, which represent fair values, were net unrealized losses of $0.1.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

     The following table provides a breakdown of property, plant and equipment balances at December 31, 2005 and 2004:

                                         Estimated Useful
                                           Life (Years)              2005             2004
                                           ------------         -----------       -----------
Land                                             -              $      94.0       $    100.0
Land improvements                              11-20                  130.8            140.0
Buildings                                      10-33                  802.0            790.3
Machinery and equipment                        3-25                 3,428.6          3,724.8
Construction-in-progress                         -                    117.9             50.5
                                                                -----------       ----------
Total property, plant and equipment                                 4,573.3          4,805.6
                                                                -----------       ----------

Accumulated depreciation                                           (3,249.8)        (3,382.7)
                                                                -----------       ----------
Net property, plant and equipment                               $   1,323.5       $  1,422.9
                                                                ===========       ==========

--------------------------------------

     The Company recorded depreciation expense of $206.2, $207.9 and $242.5 for the years ended December 31, 2005, 2004 and 2003, respectively. In the first quarter of 2004, the Company changed its estimate of the service lives of certain depreciable assets to increase the useful economic life beyond the original service life assigned to these assets. The Company made this decision based on design factors, which were confirmed by actual operating experience. The change in accounting estimate reduced expenses by approximately $6.4 ($4.0 net of tax) for the year ended December 31, 2004.

     The amount of interest capitalized as a component of the cost of capital assets constructed for the years ended December 31, 2005, 2004 and 2003 was $4.3 ($2.7 after tax), $3.1 ($2.0 after tax) and $6.6 ($4.2 after tax), respectively.

NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS
----------------------------------------------

     As of December 31, 2005 and 2004, the gross and net amounts of intangible assets, excluding goodwill were:

                                                     2005
                                 ---------------------------------------------
                                    Gross                               Net
                                  Carrying       Accumulated         Carrying
                                   Amount        Amortization         Amount
                                   ------        ------------         ------

Patents and licenses             $    10.9         $    (1.9)        $    9.0
Customer/Distributor
     relationships                    19.9              (3.6)            16.3
Completed technology                  12.5              (1.2)            11.3
Pension intangible asset              57.9               -               57.9
Other                                 17.6              (9.0)             8.6
                                 ---------         ---------         --------

     Total                       $   118.8         $   (15.7)        $  103.1
                                 =========         =========         ========


                                                     2004
                                 ---------------------------------------------
                                    Gross                               Net
                                  Carrying       Accumulated         Carrying
                                   Amount        Amortization         Amount
                                   ------        ------------         ------

Patents and licenses             $    11.8         $    (1.8)        $   10.0
Customer/Distributor
     relationships                    17.9              (0.6)            17.3
Completed technology                  14.5              (0.3)            14.2
Pension intangible asset              20.5               -               20.5
Other                                 29.4             (10.0)            19.4
                                 ---------         ---------         --------

     Total                       $    94.1         $   (12.7)        $   81.4
                                 =========         =========         ========

     The Company recorded amortization expense related to these intangible assets of $5.4, $2.7 and $1.4 for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated aggregate amortization expense to be recorded in each of the next five succeeding years is as follows:

                    2006              $5.0
                    2007              $5.0
                    2008              $4.9
                    2009              $4.8
                    2010              $3.3

     The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

                                   2005              2004
                                   ----              ----

Beginning balance                $  75.9           $ 67.8
Change from acquisitions             -                3.0
Translation                         (9.8)             5.1
                                 -------           ------

Total ending balance             $  66.1           $ 75.9
                                 =======           ======

----------------------------------------------

     The Company tests the carrying value of goodwill for impairment annually, as required by SFAS No. 142, "Goodwill and Other Intangible Assets." The Company completed its tests for impairment of goodwill during the three month period ended September 30, 2005. No impairments were identified as a result of the tests performed.

     In the three month period ended September 30, 2004, the Company acquired the Silicone Division of NUC (see Note 3). The Company assigned the following amounts and estimated useful lives to the intangible assets identified in this transaction:

                                                                 Weighted-
                                            Amount                Average
                                           Assigned            Life (Years)
                                           --------            ------------

Customer/Distributor relationships          $  17.9                 7.0
Completed technology                           14.5                14.0
Patents                                         5.9                14.0
                                            -------                ----

     Total                                  $  38.3                10.7
                                                                   ====

     None of the intangible assets acquired from NUC have significant residual value. The amount assigned to the intangible assets is amortized on a straight-line basis over the applicable estimated useful lives. No research and development assets were acquired from NUC as part of the transaction. Goodwill of $3.0 was recognized by the Company from the NUC acquisition.

NOTE 11 - RESTRICTED ASSETS
---------------------------

     The composition of restricted investments as of December 31, 2005 and 2004 are as follows:

                                                             2005         2004
                                                             ----         ----
     Restricted Securities:
              U.S. government obligations                    $   1.2      $  3.0
              U.S. government agency obligations                 5.7         7.2
              Mortgage-backed and asset-backed securities        2.3         2.8
              Corporate bonds                                    7.6         9.7
              Foreign bonds                                      1.1         -
              Foreign bank deposit                               0.8         1.8
              Money market funds                                 7.2        31.3
                                                             -------      ------

     Total Restricted Securities                             $  25.9      $ 55.8
                                                             =======      ======


     The contractual maturities of restricted securities at December 31, 2005 and 2004 are as follows:

                                                               2005         2004
                                                               ----         ----

     Mature in one year or less                              $  10.4      $ 37.4
     Mature after one year through five years                    7.2         9.0
     Mature after five years                                     8.3         9.4
                                                             -------      ------

     Total restricted securities                             $  25.9      $  5.8
                                                             =======      ======

     Restricted assets consist principally of obligations backed by the U.S. Government or one of its agencies and corporate and municipal issue bonds, which have been classified as "available for sale" in conformity with SFAS No. 115. The aggregate carrying value of the marketable securities classified as restricted assets approximates the fair market value. Fair values are determined based on quoted market prices or, if quoted market prices are not available, on market prices of comparable instruments. For purposes of computing realized gain or loss on the disposition of restricted assets, the specific identification method is used. Restricted assets are included in the caption "Restricted investments" in the "Other Assets" section of the consolidated balance sheets.

     The Company has Letters of Credit outstanding of $23.1 and $28.7 at December 31, 2005 and 2004, respectively, for which the Company has legally restricted funds to serve as collateral for the purpose of reducing the effective cost of those letters of credit. As of December 31, 2005 and 2004, the Company had $24.4 and $30.3, respectively, of funds restricted to support these obligations. In addition, the Company had foreign bank deposits of $0.8 and $1.8 at December 31, 2005 and 2004, respectively, included in restricted assets.

---------------------------

     In order to comply with certain environmental regulations, as of December 31, 2005 and 2004, the Company maintained $0.7 and $23.7, respectively in certain trusts in order to provide financial assurance for the potential payment of aggregate estimated closure, post-closure, corrective action and potential liability costs associated with the operation of hazardous waste storage facilities at certain plant sites (see Note 17 for further discussion). Those amounts are included in the caption "Restricted investments" in the consolidated balance sheets.

NOTE 12 - NOTES PAYABLE AND CREDIT FACILITIES
---------------------------------------------

     Notes payable include amounts outstanding under short-term lines of credit and were $11.7 and $5.6 at December 31, 2005 and 2004, respectively. The carrying amounts of these short-term borrowings approximated their fair value.

     DCT maintains an accounts receivable securitization facility with its primary bank. The discount rate under this facility is TIBOR plus 0.25%. Pursuant to this facility, DCT has sold accounts receivable in the amount of $129.6 to such bank in exchange for $129.6 during 2005, and $197.7 was sold to such bank in exchange for $197.6 in 2004. Under the facility, DCT retains no interest in the accounts receivable. However, it maintains insurance to protect 95% of the receivables liquidated under the program; premiums for such insurance of $0.3 and $0.2 were paid in 2005 and 2004, respectively. As of December 31, 2005 and 2004, $0.0 and $27.3, respectively, remained outstanding under the facility.

     On December 16, 2004, the Company entered into a $500.0 unsecured revolving credit agreement with a syndicate of commercial banks, which expires on December 16, 2009. This agreement replaced the $500.0 364-day revolving credit agreement dated June 1, 2004. The new revolving credit agreement allows for borrowing in various currencies for general corporate purposes of the Company and its subsidiaries. These credit facilities require the payment of commitment fees. As of December 31, 2005, these credit lines were unused.

     In addition, the Company had unused and committed credit facilities for use by foreign subsidiaries at December 31, 2005 and 2004 with various U.S. and foreign banks totaling $107.9 and $130.3, respectively. These credit facilities require the payment of commitment fees. The Company intends to renew these facilities at their respective maturities. These facilities are available in support of working capital requirements.

NOTE 13 - DEFERRED REVENUE
--------------------------

     During the year ended December 31, 2005, the Company, through a consolidated subsidiary, entered into long-term product sales agreements with certain customers. Under these agreements, customers are obligated to purchase minimum quantities of product at specified prices. The product sales agreements have an aggregate value of $2,150.7 and extend over 10 years with delivery to customers commencing on January 1, 2006. Revenue associated with the agreements will be recognized using the average sales price over the life of the agreements. Differences between amounts invoiced to customers under the agreements and the amounts recognized using the average price methodology will be reported as deferred revenue in the consolidated balance sheets.

     Under the agreements, customers were required to make non-refundable advanced cash payments of $111.4 during 2005 and are required to make additional advanced payments of $111.4 during 2006. The amounts are recorded as deferred revenue and will be recognized as income ratably on a per kilogram basis as products are shipped over the life of the agreements. In the event that certain product delivery timelines are not met, subject to specific conditions outlined in the agreements, customers may be entitled to damages up to the amount of the advanced cash payments. As of December 31, 2005, $111.4 in advanced payments had been received, of which $8.0 of deferred revenue has been classified as "Other current liabilities" and $103.4 has been classified as "Deferred revenue" in the consolidated balance sheets. The advanced payments received during the year ended December 31, 2005 have been classified as cash flows from operating activities on the consolidated statements of cash flows.

NOTE 14 - LONG-TERM DEBT
------------------------

     Long-term debt at December 31, 2005 and 2004 consisted of the following:

                                                          2005           2004
                                                          ----           ----
Long-Term Debt
      Fixed rate note due 2005
           6.50% at December 31, 2004                  $   -           $  2.8
      Fixed rate note due 2006
           4.70% at December 31, 2005                      7.3            8.6
      Variable rate notes due 2007
           2.98% at December 31, 2005                      1.2            2.2
      Fixed rate notes due 2007
           5.85% at December 31, 2005                      2.5            9.4
      Fixed rate note due 2015
           6.36% at December 31, 2004                      -             11.2
      Variable rate bonds due 2019
           4.41% at December 31, 2005                      5.5            5.8
      Other obligations and capital leases
           5.39-6.40% at December 31, 2005                33.5           28.5
                                                       -------         ------

Total Long-Term Debt                                      50.0           68.5
      Less - payments due within one year                 10.7            8.3
                                                       -------         ------

Total Long-Term Debt Due after one year                $  39.3         $ 60.2
                                                       =======         ======

     The fair value of the Company's long-term debt, including the portion due within one year, approximated its book value of $50.0 at December 31, 2005. At December 31, 2004, the fair value of the long-term debt, including the portion due within one year, approximated the book value of $68.5.

     Annual aggregate maturities of the long-term debt of the Company are: $10.7 in 2006, $3.6 in 2007, $1.7 in 2008, $1.8 in 2009, $2.0 in 2010 and $30.2
thereafter.

     Cash paid during the year for interest was $5.1 in 2005, $679.3 in 2004 and $5.4 in 2003. Cash paid for interest in 2004 includes the payment of $673.8 in accrued interest on pre-petition debt, payables, and other liabilities upon the Company's emergence from Chapter 11 in June 2004.

NOTE 15 - PENSION AND OTHER POSTRETIREMENT BENEFITS
---------------------------------------------------

     The Company maintains defined benefit employee retirement plans covering most domestic and certain non-U.S. employees. The Company also has various defined contribution and savings plans covering certain employees. The components of pension expense for the Company's domestic and foreign plans are set forth below for the years ended December 31, 2005, 2004 and 2003:

                                                                U.S. Plans                    Non-U.S. Plans
                                                      ------------------------------   ---------------------------
                                                        2005       2004       2003      2005       2004       2003
                                                        ----       ----       ----      ----       ----       ----
Defined Benefit Plans:
     Service cost                                     $ 23.7     $ 20.2     $ 19.7    $ 17.9     $ 17.2     $ 14.3
     Interest cost on projected benefit obligations     59.8       58.7       58.6      24.2       22.5       19.0
     Expected return on plan assets                    (54.5)     (51.2)     (55.7)    (23.8)     (23.0)     (18.6)
     Net amortization of losses                         19.1       17.0        9.9       6.1        4.9        2.6
     Curtailments, settlements and
        special termination benefits                     -          5.2        -        (0.2)       2.0        -
                                                      ------     ------     ------    ------     ------     ------

Total Pension Expense                                 $ 48.1     $ 49.9     $ 32.5    $ 24.2     $ 23.6     $ 17.3
                                                      ======     ======     ======    ======     ======     ======

                                                                  Total
                                                      -----------------------------
                                                        2005       2004       2003
                                                        ----       ----       ----
Defined Benefit Plans:
     Service cost                                     $ 41.6     $ 37.4     $ 34.0
     Interest cost on projected benefit obligations     84.0       81.2       77.6
     Expected return on plan assets                    (78.3)     (74.2)     (74.3)
     Net amortization of losses                         25.2       21.9       12.5
     Curtailments, settlements and
        special termination benefits                    (0.2)       7.2        -
                                                      ------     ------     ------

Total Pension Expense                                 $ 72.3     $ 73.5     $ 49.8
                                                      ======     ======     ======

     The Company made matching contributions under various defined contribution plans of $16.8, $17.0 and $18.9 for the years ended December 31, 2005, 2004 and 2003, respectively.

     During the year ended December 31, 2005, the Company terminated the defined benefit plan of a Japanese subsidiary. Upon the plan termination, employees became participants in the defined benefit plan of DCT. The plan termination resulted in a net gain from curtailment and settlement of $0.2.

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

---------------------------------------------------

     The majority of the Company's defined benefit employee retirement plans have a measurement date of December 31 of the applicable year. The following table reconciles the defined benefit plans' funded status with amounts recognized in the Company's consolidated balance sheets at December 31, 2005 and 2004, respectively as part of other assets and other long-term liabilities:

                                                  U.S. Plans            Non-U.S. Plans               Total
                                            ---------------------    --------------------    --------------------
                                                2005      2004         2005       2004         2005       2004
                                                ----      ----         ----       ----         ----       ----
  Net Accrued Pension Liability:
       Projected benefit obligation in
                   excess of plan assets    $  (336.0) $  (351.9)    $ (227.2)  $ (189.5)    $ (563.2)  $ (541.4)
       Unrecognized net loss                    274.9      254.1        175.1      152.6        450.0      406.7
       Unrecognized prior service costs          37.6       19.7         15.3        1.7         52.9       21.4
       Unrecognized net transition obligation     -          -            0.5        1.0          0.5        1.0
       Minimum pension liability               (137.2)    (146.4)      (122.2)     (82.9)      (259.4)    (229.3)
       Intangible asset                          45.7       19.7         12.2        0.8         57.9       20.5
                                            ---------  ---------     --------   --------     --------   --------

Net Accrued Pension Liability               $  (115.0) $  (204.8)    $ (146.3)  $ (116.3)    $ (261.3)  $ (321.1)
                                            =========  =========     ========   ========     ========   ========

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for defined benefit plans with accumulated benefit obligations in excess of plan assets for the years ended December 31, 2005 and 2004 are as follows:

                                                  U.S. Plans            Non-U.S. Plans               Total
                                            ---------------------    --------------------    --------------------
                                                2005      2004         2005       2004         2005       2004
                                                ----      ----         ----       ----         ----       ----

Projected benefit obligation                 $1,093.5  $1,026.6      $  512.1   $  465.0     $1,605.6   $1,491.6
Accumulated benefit obligation                  918.0      899.1        351.7      403.3      1,269.7    1,302.4
Fair value of plan assets                       757.3      674.8        296.4      285.1      1,053.7      959.9


     The following table provides a reconciliation of beginning and ending balances of the projected benefit obligation as of December 31, 2005 and 2004:

                                              U.S. Plans            Non-U.S. Plans               Total
                                         --------------------   --------------------     --------------------
                                            2005      2004         2005       2004         2005       2004
                                            ----      ----         ----       ----         ----       ----
Projected Benefit Obligation:
       Projected benefit obligation,
                beginning of year        $1,026.7  $   968.2    $   518.8  $   450.0     $1,545.5  $1,418.2
       Service cost                          23.7       20.2         17.9       17.2         41.6       37.4
       Interest cost                         59.8       58.7         24.2       22.5         84.0       81.2
       Actuarial losses                      24.2       45.5         85.1       12.8        109.3       58.3
       Foreign currency exchange
                rate changes                  -          -          (57.4)      36.1        (57.4)      36.1
       Benefits paid and settlements        (61.9)     (72.9)       (27.3)     (21.0)       (89.2)     (93.9)
       Curtailments and special
                termination benefits          -         (1.4)        (1.4)      (1.2)        (1.4)      (2.6)
       Plan amendments                       21.0        8.4         15.5        -           36.5        8.4
       Other                                  -          -            2.4        2.4          2.4        2.4
                                        ---------  ---------    ---------  ---------    ---------  ---------

Projected benefit obligation,
     end of year                        $1,093.5   $1,026.7     $   577.8  $   518.8     $1,671.3   $1,545.5
                                        ========   ========     =========  =========     ========   ========

---------------------------------------------------

     The following table provides a reconciliation of the beginning and ending balances of the fair value of plan assets as of December 31, 2005 and 2004:

                                              U.S. Plans            Non-U.S. Plans               Total
                                        ---------------------    --------------------    --------------------
                                            2005      2004         2005       2004         2005       2004
                                            ----      ----         ----       ----         ----       ----
Fair Value of Plan Assets:
       Fair value of plan assets,
                beginning of year       $   674.8  $   614.9    $   329.2  $   270.7     $1,004.0  $   885.6
       Actual return on plan assets          41.9       64.0         61.1       28.5        103.0       92.5
       Foreign currency exchange
                rate changes                  -          -          (38.4)      23.4        (38.4)      23.4
       Employer contributions               102.5       68.8         16.4       24.9        118.9       93.7
       Participant contributions              -          -            2.0        2.0          2.0        2.0
       Benefits paid and settlements        (61.9)     (72.9)       (27.3)     (21.0)       (89.2)     (93.9)
       Other                                  -          -            -          0.7          -          0.7
                                        ---------  ---------    ---------  ---------    ---------  ---------

Fair value of plan assets,
     end of year                        $   757.3  $   674.8    $   343.0  $   329.2     $1,100.3   $1,004.0
                                        =========  =========    =========  =========     ========   ========

     For the United States defined benefit plan, as of December 31, 2005 and 2004, the fair value of plan assets included 65% of equity securities and 35% of debt securities. The plan targets an asset allocation of 60-70% equity securities and 30-40% debt securities. The plan's expected long-term rate of return is primarily based on historical returns of similarly diversified passive portfolios and expected results from active investment management.

     Given the relatively long horizon of the Company's aggregate obligation, its investment strategy is to improve and maintain the funded status of its U.S. and non-U.S. plans over time without exposure to excessive asset value volatility. The Company manages this risk primarily by maintaining actual asset allocations between equity and fixed income securities for the plans within a specified range of its target asset allocation. In addition, the Company ensures that diversification across various investment subcategories within each plan are also maintained within specified ranges.

     All of the Company's pension assets are managed by outside investment managers and held in trust by third-party custodians. The selection and oversight of these outside service providers is the responsibility of investment committees and their advisors. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines regarding permissible investments and risk control practices.

     The Company's funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Of the defined benefit plans maintained by the Company, the U.S. plans covering the parent company are the largest plans. Contributions to the U.S. defined benefit plans for the year ended December 31, 2005 totaled $102.5. Contributions of approximately $55.0 are planned for the U.S. plans in 2006.

     Of the defined contribution and savings plans maintained by the Company, the U.S. plan covering the parent company is the largest plan. Employer matching contributions for the U.S. defined contribution plan for the year ended December 31, 2005 totaled $11.4. The Company expects to make contributions of approximately $12.0 during 2006.

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

                                                 Benefit Obligations at December 31
                               ----------------------------------------------------------------------
                                     U.S. Plans             Non-U.S. Plans                 Total
                                 ----------------           ---------------           ---------------
                                  2005       2004           2005       2004           2005       2004
                                  ----       ----           ----       ----           ----       ----
Discount rate                     5.75%      6.00%          4.40%      5.05%          5.28%      5.68%
Rate of increase in future
   compensation levels            4.25%      4.25%          4.10%      4.10%          4.20%      4.20%
Expected long-term rate of
   return on plan assets          8.50%      8.75%          6.96%      7.13%          8.02%      8.22%

                                      Net Periodic Pension Cost for the Year Ended December 31
                               ----------------------------------------------------------------------
                                     U.S. Plans             Non-U.S. Plans                 Total
                                 ----------------           ---------------           ---------------
                                  2005       2004           2005       2004           2005       2004
                                  ----       ----           ----       ----           ----       ----

Discount rate                     6.00%      6.25%          5.05%      4.97%          5.68%      5.85%
Rate of increase in future
   compensation levels            4.25%      4.25%          4.10%      4.06%          4.20%      4.19%
Expected long-term rate of
   return on plan assets          8.75%      8.75%          7.13%      7.10%          8.22%      8.24%

     The Company uses a bond mapping analysis, which matches cash flows from a hypothetical portfolio of corporate bonds against the estimated future benefit payments of the U.S. defined benefit plans, to arrive at an effective discount rate. The discount rates for non-U.S. defined benefit plans are based on benchmark rate indices specific to the respective countries and durations similar to those of the plans' liabilities.

     The Company expects to pay benefits under its defined benefit plans in future periods as detailed in the following table. The expected benefits have been estimated based on the same assumptions used to measure the Company's benefit obligation as of December 31, 2005 and include benefits attributable to future employee service.

                                      Estimated Future Benefit Payments
                         -------------------------------------------------------
                           U.S. Plans          Non-U.S. Plans             Total
                           ----------          --------------          ---------

          2006             $    60.0             $    17.3             $    77.3
          2007                  59.2                  19.5                  78.7
          2008                  58.9                  22.6                  81.5
          2009                  58.8                  22.3                  81.1
          2010                  59.2                  23.3                  82.5
   2011 - 2015                 320.5                 136.7                 457.2

     In addition to providing pension benefits, the Company, primarily in the United States, provides certain health care and life insurance benefits for most retired employees. The cost of providing these benefits to retirees outside the United States is not significant. Net periodic postretirement benefit cost includes the following components for the years ended December 31, 2005, 2004 and 2003:

                                                          2005             2004              2003
                                                       ---------         ---------        ---------
Net Periodic Postretirement Benefit Cost:
     Service cost                                      $     4.8         $     4.4        $     3.9
     Interest cost                                          16.3              15.9             18.2
     Amortization of prior service benefits                 (5.6)             (4.6)            (0.8)
     Amortization of actuarial losses                        3.9               2.3              1.2
     Other                                                   1.7               -                -
                                                       ---------         ---------        ---------

Total Net Periodic Postretirement Benefit Cost         $    21.1         $    18.0        $    22.5
                                                       =========         =========        =========

---------------------------------------------------

     The following table presents a reconciliation of the beginning and ending balances as of December 31, 2005 and 2004 of the accumulated postretirement benefit obligation, as well as the accrued postretirement benefit cost recognized in the Company's consolidated balance sheets as part of other long-term liabilities.

                                                                              2005             2004
                                                                           ---------         --------
Accumulated Postretirement Benefit Obligation:
       Accrued postretirement benefit obligation at beginning of year      $   281.8         $  267.3
       Service cost                                                              4.8              4.4
       Interest cost                                                            16.3             15.9
       Actuarial loss (gain)                                                    (9.1)            20.6
       Curtailment and special termination benefits                              -                0.4
       Plan change                                                             (12.2)            (7.9)
       Benefits paid                                                           (19.7)           (18.9)
                                                                           ---------         --------

Accumulated Postretirement Benefit Obligation at End of Year                   261.9            281.8

       Unrecognized prior service benefit                                       49.2             42.5
       Unrecognized net loss                                                   (70.4)           (85.1)
                                                                           ---------         --------

  Total Accrued Postretirement Benefit Obligation                          $   240.7         $  239.2
                                                                           =========         ========

     The Company adopted FSP No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," effective April 30, 2004. FSP No. FAS 106-2 of the same title superseded this FSP in June 2004. The adoption of these FSP's reduced the accumulated post retirement benefit obligation related to the Company's retiree health care and life insurance benefit plans by $6.1 at April 30, 2004. In addition, the adoption of these FSP's reduced the net periodic benefit cost recognized for these plans by $0.5 during the year ended December 31, 2004.

     The health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.0% in 2005 and was assumed to decrease gradually to 5.0% in 2011 and remain at that level thereafter. For retirees under age 65, plan features limit the health care cost trend rate assumption to a maximum of 8.0% for years 1994 and later. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by 2.7% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2005 by 5.4%. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation by 2.4% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2005 by 6.3%.

     The  discount  rate  used in  determining  the  accumulated  postretirement
benefit   obligation  was  5.75%  and  6.0%  at  December  31,  2005  and  2004,
respectively.

     The Company funds most of the cost of the postretirement health care and life insurance benefits as incurred. Benefit payments to retirees totaled $19.7 for the year ended December 31, 2005. The Company expects to pay future benefits under its postretirement health care and life insurance benefit plan as detailed in the following table. The expected payments have been estimated based on the same assumptions used to measure the Company's postretirement benefit obligations as of December 31, 2005.

                     Estimated Future
                      Postretirement
                     Benefit Payments
                     ----------------

          2006           $   20.2
          2007               20.2
          2008               20.1
          2009               20.1
          2010               20.0
   2011 - 2015               99.2

NOTE 16 - PROCEEDING UNDER CHAPTER 11
-------------------------------------

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

Plan of Reorganization
----------------------

     In 1999,  the Company,  with the Committee of Tort  Claimants,  a committee appointed in the Chapter 11 Proceeding to represent products liability claimants, filed a joint plan of reorganization (the "Joint Plan of Reorganization") and a related disclosure statement. In November 1999, the Bankruptcy Court issued an order confirming the Joint Plan of Reorganization. The Joint Plan of Reorganization became effective on the Effective Date. The Joint Plan of Reorganization provides funding for the resolution of breast implant and other products liability litigation covered by the Chapter 11 Proceeding through several settlement options or through litigation and for the satisfaction of commercial creditor claims.

Breast Implant and Other Products Liability Claims
--------------------------------------------------

     Products liability claims to be resolved by settlement will be administered by a settlement facility (the "Settlement Facility"), and products liability claims to be resolved by litigation will be defended by a litigation facility (the "Litigation Facility"). Products liability claimants choosing to litigate their claims will be required to pursue their claims through litigation against the Litigation Facility. Under the Joint Plan of Reorganization, the present value of the total amount of payments by the Company committed to resolve products liability claims will not exceed $2.35 billion valued as of the Effective Date. Of this amount, no more than $400.0 will be used to fund the Litigation Facility. Payments made by the Company will be placed in a trust and withdrawn by the Settlement Facility to pay eligible settling claimants and to cover the Settlement Facility's operating expenses. Amounts will also be withdrawn from the trust as necessary to fund the resolution of claims via the Litigation Facility and the operational expenses of the Litigation Facility.

Funding the Settlement and Litigation Facilities
------------------------------------------------

     The Company has an obligation to fund the Settlement Facility and the Litigation Facility (collectively, the "Facilities") over a 16-year period, commencing at the Effective Date. The Company anticipates that it will be able to meet its remaining payment obligations to the Facilities utilizing cash flow from operations, insurance proceeds and/or prospective borrowings. Under certain circumstances, the Company will also have access to a ten-year unsecured revolving credit commitment, established by Dow Chemical and Corning, to assist in the timely funding of the Facilities. During the first five years after the Effective Date, the maximum aggregate amount available to the Company under this revolving credit commitment is $300.0, thereafter decreasing by $50.0 per year. Borrowings under this revolving credit commitment will only be permitted in the event that the Company is unable to meet its remaining obligations to fund the Facilities. As of December 31, 2005, the Company had not drawn any amounts against the revolving credit commitment.

     Funds will be paid by the Company (a) to the Settlement Facility with respect to products liability claims, as such claims are processed and allowed by the Settlement Facility, and (b) via the Settlement Facility with respect to products liability claims processed through the Litigation Facility, as such claims are resolved. Insurance settlements are paid by the Company's insurers directly to the Settlement Facility on behalf of the Company. The amount of funds paid by or on behalf of the Company are subject to annual and aggregate funding limits. The Company has made payments of $1,424.2 to the Settlement Facility through December 31, 2005.

     Based on funding agreements relating to the amount and timing of the Company's remaining payment obligations to the Settlement Facility, future payments to the Settlement Facility will be made on a periodic basis until such payment obligations are met. These funding agreements restrict the application of payments made by the Company in advance of their due dates (the "Early Payments"). Under these funding agreements, the Company receives credit for the future value equivalent, at the due date of the scheduled payment obligations, of the Early Payments using a discount rate of 7%. The actual amounts payable and the timing of such payments by the Company are uncertain and will be affected by, among others, the rate at which claims are resolved by the Facilities, the rate at which insurance proceeds are received by the Company from its insurers and the degree to which the Company receives credit for the future value equivalent of Early Payments. The ultimate amount of additional future value equivalent credit is subject to confirmation by the claims administrator of the Settlement Facility.

-------------------------------------

Insurance
---------

     The Company had a substantial amount of unexhausted products liability insurance coverage with respect to breast implant lawsuits and claims. Many of the Company's insurers reserved the right to deny coverage, in whole or in part. Litigation between the Company and its insurers ("Litigating Insurers") regarding coverage for products liability was conducted between 1993 and 1999, and resulted in judicial rulings substantially in favor of the Company's position (the "Insurance Litigation"). A majority of the Litigating Insurers have reached settlements with the Company. The Company is continuing settlement negotiations with the remaining Litigating Insurers and other insurers that were not involved in the Insurance Litigation. In addition, certain previously settling insurers have claimed a reimbursement right with respect to a portion of previously paid insurance proceeds.

Insurance Allocation Agreement between the Company and Dow Chemical
-------------------------------------------------------------------

     A number of the products liability insurance policies relevant to claims against the Company name the Company and Dow Chemical as co-insureds (the "Shared Insurance Assets"). A portion of the Shared Insurance Assets may, under certain conditions, become payable by the Company to Dow Chemical under an insurance allocation agreement, as amended, between the Company and Dow Chemical (the "Insurance Allocation Agreement"). The Insurance Allocation Agreement was reached between Dow Chemical and the Company in order to resolve issues related to the amount of the Shared Insurance Assets that would be available to the Company for resolution of its products liability claims. Under the Insurance Allocation Agreement, 25% of certain of the Shared Insurance Assets will be paid by the Company to Dow Chemical subsequent to the Effective Date. However, the amount of Shared Insurance Assets that will be payable to Dow Chemical by the Company under the Insurance Allocation Agreement will not exceed approximately $285.0. In addition, a portion of any such amounts paid to Dow Chemical, to the extent not used by Dow Chemical to pay certain products liability claims, will be paid over to the Company after the expiration of a 17.5-year period commencing on the Effective Date. Furthermore, the Company recognized an obligation of $35.0 to Dow Chemical related to additional insurance coverage under which the Company and Dow Chemical are co-insureds. The Company previously recorded an estimate of amounts of insurance proceeds payable or to be paid to Dow Chemical (the "Co-insurance payable"). As a result of certain insurance settlements and an amendment to the Insurance Allocation Agreement between the Company and Dow Chemical, as of December 31, 2005, the Co-insurance payable has been reduced to $46.8.

Commercial Creditor Issues
--------------------------

     The Joint Plan of Reorganization provides funding to satisfy commercial creditor claims, including accrued interest. The Joint Plan of Reorganization, as amended pursuant to a May 21, 2004 ruling of the U.S. District Court for the Eastern District of Michigan (the "District Court"), provides that each of the Company's commercial creditors (the "Commercial Creditors") would receive in cash the sum of (a) an amount equal to the principal amount of their claims and
(b) interest on such claims. As of December 31, 2005, the Company has paid approximately $1.5 billion in principal and the undisputed portion of interest payable to the Commercial Creditors of the Company.

     The actual amount of interest that will ultimately be paid to these Commercial Creditors is uncertain due to pending litigation in the U.S. Court of Appeals for the Sixth Circuit (the "Court of Appeals"). As previously reported between 1999 and 2004, there have been a number of Bankruptcy Court and District Court rulings related to the interest rate that should be applied to claims of the Commercial Creditors from the Filing Date through the Effective Date ("Pendency Interest"). The Commercial Creditors and the Company disagree on the interpretation and application of these rulings to determine the amount of Pendency Interest. This disagreement is currently the subject of appeals by certain Commercial Creditors, the Committee of Unsecured Creditors, and the Company to the Court of Appeals.

     The Company's position is that non-default rates of interest for floating rate obligations should be determined in accordance with the formulas in the relevant contracts, except that the aggregate amount of interest cannot be less than that resulting from the application of a fixed rate of 6.28% through June 1, 2004. The undisputed interest portion was calculated by application of this position (the "Undisputed Portion"). As of September 29, 2004, the position of certain Commercial Creditors, joined by the Committee of Unsecured Creditors, is that, in addition to the Undisputed Portion, interest in excess of $140.0, plus an unquantified amount of certain fees, costs and expenses, should be added to the claims filed by holders of the fixed and floating rate obligations. As of December 31, 2005 and 2004, the amount of interest included in the caption "Accrued interest" recorded in the consolidated balance sheets related to the Company's potential obligation to pay additional interest to its Commercial Creditors in the Chapter 11 Proceeding was $66.3 and $63.5, respectively. The Court of Appeals heard oral arguments regarding this issue on July 27, 2005. The Company is uncertain as to when the Court of Appeals will issue its ruling regarding Pendency Interest.

Reorganization Costs
--------------------

     The Company has incurred and will continue to incur costs  associated  with
(a) the matters related to the Chapter 11 Proceeding that will be resolved by the District Court and the Court of Appeals, and (b) the implementation of the Joint Plan of Reorganization. The aggregate amount of these costs, which are being expensed as incurred, are recorded in the caption "Other nonoperating income (expense), net" in the consolidated statements of income. For the years ended December 31, 2005, 2004 and 2003, the Company's reorganization costs included legal expenses of $2.0, $5.1 and $3.9, respectively, and administrative expenses of $1.4, $2.1 and $1.5, respectively.

NOTE 17 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Chapter 11 Related Matters
--------------------------

Insurance Receivable
--------------------

     Of the total "Anticipated implant insurance receivable" of $265.4 as of December 31, 2005, $55.2 related to insurance that has not yet been settled with certain of the Litigating Insurers, which are subject to the Insurance Litigation rulings, and $210.2 represented amounts to be received by the Company pursuant to settlements with other of the Company's insurance carriers. Of the total "Anticipated implant insurance receivable" of $307.8 as of December 31, 2004, $73.5 related to insurance that has not yet been settled with certain of the Litigating Insurers and $234.3 represented amounts to be received by the Company pursuant to settlements with other of the Company's insurance carriers.

     The principal uncertainties that exist with respect to the realization of the "Anticipated implant insurance receivable" include the ultimate cost of resolving implant litigation and claims, the results of settlement negotiations with insurers, and the extent to which insurers may become insolvent in the future. Management believes that, while uncertainties regarding this asset continue to exist, these uncertainties are not reasonably likely to result in a material adverse change to the Company's financial position or results of operations, and that it is probable that this asset will ultimately be realized. This belief is further supported by the fact that the Company received insurance recoveries of $1,310.8 from September 1, 1994 through December 31, 2005, and entered into settlements with certain insurers for future reimbursement.

Implant Reserve
---------------

     As of December 31, 2005 and 2004, the Company's "Implant reserve" recorded in the consolidated balance sheets was $1,813.5 and $1,884.9, respectively, to reflect the Company's estimated remaining obligation to fund the resolution of breast implant claims pursuant to the Company's Chapter 11 plan of reorganization and other breast implant litigation related matters (see Note 16 for further discussion). During the years ended December 31, 2005 and 2004, the Company recorded $21.0 and $12.1, respectively, in the caption "Other nonoperating income (expense), net" to reflect a credit for the future value equivalent credit of Early Payments from restricted insurance proceeds to the Settlement Facility of $346.3 and $306.0, respectively.

Accrued Interest
----------------

     As of December 31, 2005 and 2004, the amount of interest included in the caption "Accrued interest" recorded in the consolidated balance sheets related to the Company's potential obligation to pay interest to the Commercial Creditors in the Chapter 11 Proceeding was $66.3 and $63.5, respectively. The actual amount of interest that will be paid to these creditors is uncertain and will ultimately be resolved through continued proceedings in the Court of Appeals (see Note 16 for further discussion). The Company's results reflected interest expense for the amount of interest potentially payable to the Commercial Creditors of $3.1 ($2.0 after tax) and $95.5 ($60.2 after tax) for the years ended December 31, 2005 and 2004, respectively.

Co-Insurance Payable
--------------------

     As of December 31, 2005 and 2004, the amount payable pursuant to the "Insurance Allocation Agreement" recorded in the consolidated balance sheets was $46.8 and $48.9, respectively. Of the total amount payable, $10.6 and $2.1 were recorded as "Other current liabilities" in the consolidated balance sheets as of December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, $36.2 and $46.8, respectively, were included in the caption "Co-insurance payable" in the Company's consolidated balance sheets (see Note 16 for further discussion).

Tax Matters
-----------

     In May 1999, the Company received a Statutory Notice of Deficiency (the "Notice") from the United States Internal Revenue Service ("IRS"). The Notice asserts tax deficiencies totaling approximately $65.3 relating to the Company's consolidated federal income tax returns for the 1995 and 1996 calendar years. Management believes that the deficiencies asserted by the IRS are excessive and is vigorously contesting the IRS' claims. Management anticipates that this matter will be resolved by the District Court which retains jurisdiction over items that occurred during the Chapter 11 Proceeding and believes that such resolution will not have a material adverse impact on the Company's consolidated financial position or results of operations. The Company is engaged in discussions with the IRS in an effort to resolve this matter.

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

---------------------------------------

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

Environmental Matters
---------------------

     The Company had been advised by the United States Environmental Protection Agency ("EPA") or by similar state and non-U.S. national regulatory agencies that the Company, together with others, is a Potentially Responsible Party ("PRP") with respect to a portion of the cleanup costs and other related matters involving a number of abandoned hazardous waste disposal sites. Management believes that there are 16 sites at which the Company may have some liability, although management expects to settle the Company's liability for eight of these sites for de minimis amounts. Based upon preliminary estimates by the EPA or the PRP groups formed with respect to these sites, the aggregate liabilities for all PRP's at those sites at which management believes the Company may have more than a de minimis liability is $5.8. Management cannot estimate the aggregate liability for all PRP's at all of the sites at which management expects the Company has a de minimis liability.

     The Company records accruals for environmental matters when it is probable that a liability has been incurred and the Company's costs can be reasonably estimated. The amount accrued for environmental matters as of December 31, 2005 and 2004, was $2.9. In addition, receivables of $0.1 for probable third-party recoveries have been recorded related to these environmental matters.

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

     As a result of financial provisions recorded with respect to breast implant liabilities, the Company has been unable to meet certain federal and state environmental statutory financial ratio tests. Consequently, in order for the Company to continue to operate hazardous waste storage facilities at certain plant sites, the states involved have required the Company to establish trusts to provide for aggregate estimated closure, post-closure, corrective action and potential liability costs. Interest on the funds held in trust will be available to the Company under certain circumstances, and the amount required to be held in trust may vary annually. During the year ended December 31, 2005, the Company satisfied the financial ratio requirements specified by the State of Michigan and $23.2 reverted to the Company. Funds of $0.7 remain restricted in environmental trusts to fulfill requirements in other states as of December 31, 2005. At such time as the Company satisfies the above referenced financial ratio tests, or the Company no longer needs or closes the permitted facilities, the funds then remaining in these trusts will revert to the Company.

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

Leases
------

     The Company leases certain real and personal property under agreements that generally require the Company to pay for maintenance, insurance and taxes. Rental expense was $34.3 in 2005, $32.2 in 2004 and $35.2 in 2003. The minimum future rental payments required under noncancellable operating leases at December 31, 2005, in the aggregate, are $121.8 including the following amounts due in each of the next five years: 2006 - $36.2, 2007 - $29.8, 2008 - $22.1,
2009 - $8.3 and 2010 - $7.2.

---------------------------------------

Guarantees
----------

     Guarantees arise during the ordinary course of business from relationships with customers, employees and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. The maximum amount of potential future payments under such guarantees of the Company was $6.3 and $7.9 at December 31, 2005 and 2004, respectively, primarily related to guarantees of housing loan obligations of certain employees of the Company's subsidiaries in Japan. Such guarantees have various expiration dates and typically span approximately 20 years. The Company's estimated potential obligation under these guarantees is not material to the consolidated financial statements and no liability has been recorded on the Company's consolidated balance sheets for the years ended December 31, 2005 and 2004.

     The Company also has guarantees related to its performance under certain operating lease arrangements and the residual value of leased assets. If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Expiration dates vary, and certain leases contain renewal options. The maximum amount of future payments the Company was potentially obligated to make for guarantees of residual values of leased assets was $3.8 and $5.3 at December 31, 2005 and 2004, respectively. Management believes that, based on facts and circumstances, the Company's estimated potential obligation under its residual value lease guarantees is not material to the Company's consolidated financial statements and as such, no liability has been recorded on the Company's consolidated balance sheets for the years ended December 31, 2005 and 2004.

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

                                                              Year Ended December 31,
                                                     2005              2004             2003
                                                   ---------         --------         ---------
Sales to Dow Chemical                              $     9.5         $    8.6         $     8.2
Sales to Corning                                         8.7              7.4               7.5
Purchases from Dow Chemical                             61.9             54.6              44.9

                                                          December 31,
                                                     2005              2004
                                                   ---------         --------
Accounts Receivable from Dow Chemical              $     1.6         $    1.2
Accounts Receivable from Corning                         0.6              0.8
Accounts Payable to Dow Chemical                         5.1              4.2


     In addition, non-wholly owned subsidiaries of the Company have transactions in the normal course of business with their minority shareholders. The following tables summarize related party transactions and balances between these non-wholly owned subsidiaries and their minority owners.

                                                              Year Ended December 31,
                                                     2005              2004             2003
                                                   ---------         --------         ---------
Sales to minority owners                           $   162.1         $   80.1         $    63.1
Purchases from minority owners                          10.3              7.3               6.6

                                                          December 31,
                                                     2005              2004
                                                   ---------         --------
Accounts receivable from minority owners           $    34.1         $   26.5
Accounts payable to minority owners                      4.1              3.0

------------------------------------

     Management believes the costs of such purchases and the prices for such sales were competitive with purchases from other suppliers and sales to other customers.

     In addition, DCT loans excess funds to its minority shareholder Toray Industries, Inc. The amount of loans receivable at December 31, 2005 and 2004 was $5.9 and $29.3, respectively. These balances are included in "Notes and other receivables" in the consolidated balance sheets. Management believes that interest earned from this loan arrangement is at rates commensurate with market rates for companies of similar credit standing.

                     DOW CORNING CORPORATION AND SUBSIDIARES
              SUPPLEMENTARY DATA - QUARTERLY FINANCIAL INFORMATION
               YEARS ENDED DECEMBER 31, 2005 AND 2004 (Unaudited)
                   (in millions of dollars except share data)





Quarter Ended:                                 March 31        June 30        September 30         December 31
                                               --------        -------        ------------         -----------
2005
         Net sales                             $  982.5       $ 1,007.1         $  946.4           $   942.7
         Gross profit                             345.8           357.5            318.5               289.7
         Net income                               135.9           154.2            116.4               100.0
         Net income per share                     54.36           61.68            46.56               40.00
         Dividends declared per share                 -           12.00                -               24.00

2004
         Net sales                             $  814.3       $   851.9         $  829.7           $   876.7
         Gross profit                             229.5           278.4            262.5               265.5
         Net income                                52.2            35.7             79.9                70.5
         Net income per share                     20.88           14.28            31.96               28.20
         Dividends declared per share                 -               -                -                   -

  SAMSUNG CORNING PRECISION
  GLASS CO., LTD.
  As of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Contents
As of December 31, 2005 and 2004
And for the years ended December 31, 2005, 2004 and 2003
--------------------------------------------------------------------------------


                                                                     Page(s)
Report of Independent Registered Public Accounting Firm.................140

Financial Statements

Balance Sheets..........................................................141

Statements of Income....................................................142

Statements of Cash Flows................................................143

Notes to Financial Statements.......................................144-152

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Shareholders of Samsung Corning Precision Glass Co., Ltd.


In our opinion, the accompanying balance sheets and the related statements of income and cash flows present fairly, in all material respects, the financial position of Samsung Corning Precision Glass Co., Ltd. (the "Company") at
December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles which, as described in Note 2, are generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







/s/ Samil PricewaterhouseCoopers
Seoul, Korea
January 13, 2006

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Balance Sheets
December 31, 2005 and 2004
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                                                2005               2004
Assets
Current assets
     Cash and cash equivalents                                               $   162,749       $    45,315
     Accounts and notes receivable
        Customers, net of allowance for doubtful accounts
           of $1,898 and $1,200                                                   77,965            68,432
        Related parties                                                          110,098            50,364
     Inventories                                                                  27,338            17,518
     Prepaid value added tax                                                      17,834            15,517
     Other current assets                                                          4,227             2,374
                                                                             -----------       -----------
                 Total current assets                                            400,211           199,520

Property, plant and equipment, net                                             1,819,808         1,478,075
Other non-current assets                                                          27,841            27,567
                                                                             -----------       -----------
                 Total assets                                                $ 2,247,860       $ 1,705,162
                                                                             ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities
     Current portion of long-term debt                                       $    56,877       $    24,844
     Short-term borrowings                                                             -            28,783
     Accounts payable
        Trade accounts payable                                                     7,910             3,559
        Non-trade accounts payable                                                46,886           119,939
        Related parties                                                          136,294           115,074
     Income taxes payable                                                        126,019           108,003
     Accrued bonus payable                                                        31,085            18,422
     Other current liabilities                                                    10,621             3,771
                                                                             -----------       -----------
                 Total current liabilities                                       415,692           422,395
Long-term debt                                                                    28,396            97,040
Accrued severance benefits, net                                                    7,155             5,508
Deferred income tax liabilities                                                   78,506            38,813
                                                                             -----------       -----------
                 Total liabilities                                               529,749           563,756
                                                                             -----------       -----------
Commitments and contingencies
Stockholders' equity
     Preferred stock: par value $8.51 per share, 153,190 shares authorized,
        41,000 shares issued and outstanding                                         349               349
     Common stock: par value $8.35 per share, 3,640,000 shares authorized,
        2,400,000 shares issued and outstanding                                   20,040            20,040
     Retained earnings                                                         1,528,270           995,695
     Accumulated other comprehensive income                                      169,452           125,322
                                                                             -----------       -----------
                 Total stockholders' equity                                    1,718,111         1,141,406
                                                                             -----------       -----------
                 Total liabilities and stockholders' equity                  $ 2,247,860       $1,705,162
                                                                             ===========       ==========

   The accompanying notes are an integral part of these financial statements.

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Statements of Income
Years ended December 31, 2005, 2004 and 2003
(in thousands)
--------------------------------------------------------------------------------



                                                                2005              2004             2003
Net sales
     Related parties                                        $   876,182      $   525,527       $   290,958
     Other                                                      784,099          571,324           299,179
                                                            -----------      -----------       -----------
                                                              1,660,281        1,096,851           590,137
Cost of sales                                                   426,535          276,599           166,570
                                                            -----------      -----------       -----------
Gross profit                                                  1,233,746          820,252           423,567
Selling and administrative expenses                              54,023           38,050            28,527
Research and development expenses                                39,386           30,706             8,120
Royalty expenses to related parties                              81,233           52,260            27,649
                                                            -----------      -----------       -----------
Operating income                                              1,059,104          699,236           359,271
Other income (expense):
     Interest income                                              4,432            3,006             2,380
     Interest expense                                            (4,112)          (2,365)           (1,430)
     Foreign exchange gain (loss), net                           14,070            7,498            (3,177)
     Donations                                                  (15,124)          (5,333)           (2,532)
     Other income (expense), net                                    128             (690)              191
                                                            -----------      -----------       -----------
Income before income taxes                                    1,058,498          701,352           354,703
Provision for income taxes                                      210,895          140,715            59,936
                                                            -----------      -----------       -----------
Net income                                                  $   847,603      $   560,637       $   294,767
                                                            ===========      ===========       ===========

   The accompanying notes are an integral part of these financial statements.

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003
(in thousands)
--------------------------------------------------------------------------------



                                                                2005              2004             2003
Cash flows from operating activities
Net income                                                  $   847,603      $   560,637       $   294,767
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation                                               183,341          111,077            53,076
     Foreign exchange (gain) loss, net                          (13,155)          (8,373)            5,163
     Deferred income tax expense                                 31,488           20,619             9,948
     Other, net                                                   3,218            3,819             1,385
     Changes in operating assets and liabilities
        Trading securities                                            -                -            62,925
        Accounts and notes receivable                           (67,059)         (41,745)          (32,785)
        Inventories                                              (9,202)            (981)           (2,252)
        Prepaid VAT and other current assets                     (3,123)           1,614           (12,810)
        Accounts payable and other current liabilities           59,029           63,406            39,812
                                                            -----------      -----------       -----------
  Net cash provided by operating activities                   1,032,140          710,073           419,229
                                                            -----------      -----------       -----------

Cash flows from investing activities
     Purchases of property, plant and equipment                (559,184)        (661,541)         (309,836)
     Refund of leasehold deposits                                 1,574           (7,091)           (4,796)
     Other, net                                                  (1,132)          (2,219)           (2,224)
                                                            ------------     -----------       -----------
Net cash used in investing activities                          (558,742)        (670,851)         (316,856)
                                                            ------------     -----------       -----------

Cash flows from financing activities
     Net decrease in short-term borrowings                      (29,296)          14,089            13,064
     Proceeds from issuance of long-term debt                         -           91,183                 -
     Repayment of long-term debt                                (25,287)         (25,229)           (5,705)
     Payment of cash dividend                                  (315,028)        (147,668)          (64,159)
                                                            ------------     -----------       -----------
Net cash used in financing activities                          (369,611)         (67,625)          (56,800)
                                                            ------------     -----------       -----------

Effect of exchange rate changes on cash
  and cash equivalents                                           13,647            6,790            (5,627)
                                                            -----------      -----------       -----------
Net increase (decrease) in cash
  and cash equivalents                                          117,434          (21,613)           39,946

Cash and cash equivalents
Beginning of year                                                45,315           66,928            26,982
                                                            -----------      -----------       -----------
End of year                                                 $   162,749      $    45,315       $    66,928
                                                            ===========      ===========       ===========

Supplemental cash flow information
Cash paid for interest                                      $     3,857      $     2,275       $       750
Cash paid for income taxes                                      160,865           65,325            25,027

   The accompanying notes are an integral part of these financial statements.

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
--------------------------------------------------------------------------------


1.   Organization and Nature of Operations

     Samsung Corning Precision Glass Co., Ltd. (the "Company") was incorporated on April 20, 1995 under the laws of the Republic of Korea in accordance with a joint venture agreement between Corning Incorporated ("Corning") located in the U.S.A. and domestic companies in Korea.

     As of December 31, 2005, the issued and outstanding number of common shares of the Company is 2,400,000, 50% of which are owned by Corning Hungary Data Services Limited Liability Company, 42.6% by Samsung Electronics Co., Ltd. and 7.4% by another domestic shareholder.

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

     Revenue Recognition
     The Company derives its revenue from the sale of precision flat glass substrates to its customers, primarily located in Korea. The Company recognizes its revenue when persuasive evidence of an arrangement exists, the products or the services have been delivered and all risks of ownership have been transferred to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs upon delivery of the products to the customers, as the majority of the customers are large Korean manufacturers of LCD panels who enter into general supply agreements with the Company and place large orders of products for delivery on a regular basis. Sales revenue is recorded net of discounts and rebates.

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

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
--------------------------------------------------------------------------------


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

     In addition, accrued severance benefits are funded at approximately 60% and 57% as of December 31, 2005 and 2004, respectively, through a group severance insurance plan and are presented as a deduction from accrued severance benefits.

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

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
--------------------------------------------------------------------------------


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

     All derivative instruments are recorded at fair value. Effective changes in the fair value of the derivative instruments designated as cash flow hedging instruments are recorded in accumulated other comprehensive income (or loss). Amounts are reclassified from accumulated other comprehensive income (or loss) when the underlying hedged transactions impact earnings. If the transaction being hedged fails to occur, the gain or loss on the associated financial instruments are recorded immediately in earnings. As of December 31, 2005 and 2004, there were no outstanding balances of forward foreign exchange contracts.

     Cash flows associated with the derivative instruments are classified consistent with the cash flows from the transactions being hedged.

     Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standard Board ("FASB") issued SFAS No. 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This standard requires items such as idle facility expense, excessive spoilage, double freight, and rehandling costs to be recognized as current-period charges. In addition, this standard requires allocation of fixed production overheads to the costs of conversion to be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial position or results of operations.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial position or results of operations.

3.   Inventories

     Inventories consist of the following:

     (in thousands)                                2005             2004

     Finished goods                           $     9,357       $    6,570
     Semi-finished goods                           11,628            4,009
     Raw materials                                  3,035            2,920
     Auxiliary materials                            3,318            4,019
                                              -----------       ----------
                                              $    27,338       $   17,518
                                              ===========       ==========

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
--------------------------------------------------------------------------------


4.   Property, Plant and Equipment

     Property, plant and equipment comprise the following:

     (in thousands)                                 2005             2004

     Building                                  $   643,140       $  413,274
     Machinery and equipment                       997,468          590,778
     Vehicle, tools, furniture and fixtures         85,222           56,501
                                               -----------       ----------
                                                 1,725,830        1,060,553
     Less: accumulated depreciation               (329,726)        (212,129)
                                               -----------       ----------
                                                 1,396,104          848,424
     Land                                           51,057           49,501
     Construction-in-progress                      372,647          580,150
                                               -----------       ----------
                                               $ 1,819,808       $1,478,075
                                               ===========       ==========

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
--------------------------------------------------------------------------------


5.   Transactions with Related Parties

     In the normal course of business, the Company sells its products to Samsung Electronics Co., Ltd., Corning and Samsung Corning Co., Ltd. ("SSC", a Korean-based company in which Samsung and Corning each own a 50% interest), purchases semi-finished goods from Corning and purchases property, plant and equipment from Samsung affiliates and Corning. In addition, the Company pays a 5% royalty on net sales amounts of certain products to Corning and Corsam Glasstec R&D Center, in which Corning and SSC each own a 50% interest. A summary of these transactions and related receivable and payable balances as of December 31 is as follows:


                  2005                                                    Cost &
     (in thousands)                          Sales (1)  Purchases (2)    Expenses    Receivables    Payables
     Samsung affiliates
     Samsung Electronics Co., Ltd.          $   800,703   $         -  $    12,514  $    69,217  $     3,000
     Samsung Corporation                             32        92,052          686            -        7,932
     Samsung Engineering Co., Ltd.                    -       120,305          573            -       93,802
     Others                                         467        30,304       33,362          203       11,553
                                            -----------   -----------  -----------  -----------  -----------
                                                801,202       242,661       47,135       69,420      116,287
     Corning                                     71,199       115,645       68,568       40,559       17,698
     Samsung Corning Co., Ltd.                    3,781             -        6,858          119          666
     Corsam Glasstec R&D Center                       -             -       16,247            -        1,643
                                            -----------   -----------  -----------  -----------  -----------
                                            $   876,182   $   358,306  $   138,808  $   110,098  $   136,294
                                            ===========   ===========  ===========  ===========  ===========


                  2004                                                    Cost &
     (in thousands)                          Sales (1)  Purchases (2)    Expenses    Receivables    Payables
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
                                            ===========   ===========  ===========  ===========  ===========


                  2003                                                    Cost &
     (in thousands)                          Sales (1)  Purchases (2)    Expenses    Receivables    Payables
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
                                            ===========   ===========  ===========  ===========  ===========

     (1) Gain and loss on foreign exchange forward contracts are included.
     (2) Purchases of property, plant and equipment are included.

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
--------------------------------------------------------------------------------


6.   Long-term Debt

     Long-term debt at December 31, 2005 and 2004 consists of the following:

                                                             Annual
     (in thousands)                                       interest rate               2005         2004
     Foreign currency debt
         Facilities finance, due through 2005             Libor + 2.5%              $       -    $     584

     Floating Rate Notes issued,
                             due through 2005             Libor + 0.77%                     -       24,260
                             due through 2007             Libor + 0.60%                85,273       97,040
                                                                                    ---------    ---------
                                                                                       85,273      121,884
                                                Less: Current maturities              (56,877)     (24,844)
                                                                                    ---------    ---------
                                                                                    $  28,396    $  97,040
                                                                                    =========    =========

     The schedules of principal payments of long-term debt are as follows:

     For the year ending December 31                 (in thousands)

     2006                                            $    56,877
     2007                                                 28,396
                                                     -----------
                                                     $    85,273
                                                     ===========

     The Floating Rate Notes issued in 2005 includes a covenant requiring the Company to maintain its total liabilities to not exceed 170% of its tangible net worth as defined in the related agreement. Another covenant requires Samsung affiliates to directly maintain at least 30% of the aggregate issued and outstanding common shares of the Company and management control of the Company.

7.   Income Taxes

     Income tax expense consists of the following:

     (in thousands)               2005                2004                2003

     Current                  $   179,407        $   120,096         $    49,988
     Deferred                      31,488             20,619               9,948
                              -----------        -----------         -----------
                              $   210,895        $   140,715         $    59,936
                              ===========        ===========         ===========

     The following table reconciles the expected amount of income tax expense based on statutory rates to the actual amount of taxes recorded by the
     Company:

     (in thousands)                                2005                2004                2003
     Income before taxes                       $ 1,058,498        $   701,352         $   354,703
     Statutory tax rate                              27.5%              29.7%               29.7%
                                               -----------        -----------         -----------
     Expected taxes at statutory rate              291,087            208,302             105,347
     Permanent differences
     - Tax exemption for foreign
        investment                                 (71,555)           (51,199)            (34,575)
     - Tax rate changes                              7,892              5,640                (792)
     - Tax credits, net of surtax effect           (13,733)           (21,495)             (9,931)
     - Others, net                                  (2,796)              (533)               (113)
                                               -----------        -----------         -----------
     Income tax expense                        $   210,895        $   140,715         $    59,936
                                               ===========        ===========         ===========
     Effective tax rate                             19.92%              20.1%               16.9%
                                               ===========        ===========         ===========

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
--------------------------------------------------------------------------------


     The statutory tax rate is 27.5% for 2005 and 29.7% for 2004 and 2003, but the applicable tax rate is 20.74%, 22.40% and 19.95% for 2005, 2004 and 2003, respectively, due to tax exemption benefits for a foreign invested company under the Korean Tax Preference Control Law ("TPCL"). In accordance with the TPCL and the approval of the Korean government, the Company is exempted fully from the corporate income taxes on the taxable income arising from the sales of manufactured goods in proportion to the percentage of qualified foreign shareholder's equity for seven years and 50% exemption for the subsequent three years. The 100% exemption expired in 2003 and the 50% exemption expired in 2005.

     As a result of the revision of the Korean Corporation Tax Law, the statutory tax rate applicable from the beginning of 2005 was reduced to 27.5%. The Company recognized its deferred tax assets and liabilities as of December 31, 2005 and 2004 based on the revised tax rate and the expiring schedule of tax exemption for foreign investment.

     Significant components of deferred income tax assets and liabilities are as follows:

     (in thousands)                                 2005               2004
     Deferred income tax assets
     Inventories                               $     1,504        $       446
     Accrued bonus payables                            994                  -
     Other                                             293                278
                                               -----------        -----------
                                                     2,791                724
                                               -----------        -----------
     Deferred income tax liabilities
     Property, plant and equipment             $   (76,792)       $   (35,187)
     Reserve for technology development             (3,893)            (4,218)
     Other                                               -                (11)
                                               -----------        -----------
                                                   (80,685)           (39,416)
                                               ------------       -----------
     Deferred income tax liabilities, net      $   (77,894)       $   (38,692)
                                               ============       ===========-

8.   Stockholders' Equity

     The components of and changes in stockholders' equity are as follows:

     (in thousands)                                             2005            2004           2003
     Preferred Stock                                        $       349    $       349    $       349
                                                            ===========    ===========    ===========

     Common Stock                                           $    20,040    $    20,040    $    20,040
                                                            ===========    ===========    ===========

     Retained Earnings:
     Balance at the beginning of year                       $   995,695    $   582,726    $   352,118
     Net income                                                 847,603        560,637        294,767
     Dividends paid to preferred shareholders                    (3,678)        (2,488)        (1,081)
     Dividends paid to common shareholders                     (311,350)      (145,180)       (63,078)
                                                            ------------   -----------    -----------
     Balance at end of year                                 $ 1,528,270    $   995,695    $   582,726
                                                            ===========    ===========    ===========

     Accumulated Other Comprehensive
     (Income) Loss:
     Balance at the beginning of year                       $   125,322    $    (4,230)   $       612
     Foreign currency translation adjustment                     44,130        129,552         (4,842)
                                                            -----------    -----------    -----------
     Balance at end of year                                 $   169,452    $   125,322    $    (4,230)
                                                            ===========    ===========    ===========

     Total Stockholders' Equity                             $ 1,718,111    $ 1,141,406    $   598,885
                                                            ===========    ===========    ===========

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
--------------------------------------------------------------------------------


     Total comprehensive income is as follows:

     (in thousands)                                             2005            2004           2003
     Net income                                             $   847,603    $   560,637    $   294,767
     Foreign currency translation adjustment                     44,130        129,552         (4,842)
                                                            -----------    -----------    -----------
     Total comprehensive income                             $   891,733    $   690,189    $   289,925
                                                            ===========    ===========    ===========

     Preferred Stock
     There were 41,000 shares of non-voting preferred stock with a par value of $8.51 issued and outstanding as of December 31, 2005 and 2004. Each share is entitled to non-cumulative dividends at the rate of 5% on par value. In addition, if the dividend ratio of common stock exceeds that of preferred stock, the additional dividend on preferred stock may be declared by a resolution of the general shareholders' meeting.

     Retained Earnings
     Retained earnings as of December 31, 2005 and 2004 comprised of the following:

     (in thousands)                                               2005                 2004
     Appropriated
     Legal reserve                                           $      9,733         $      9,733
     Reserve for business development                              30,800               30,800
     Reserve for research and manpower development                 14,164               11,600
     Voluntary reserve                                              4,157                4,157
                                                             ------------         ------------
                                                                   58,854               56,290
     Unappropriated                                             1,469,416              939,405
                                                             ------------         ------------
                                                             $  1,528,270         $    995,695
                                                             ============         ============

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

9.   Commitments and Contingencies

     Credit Facilities
     The Company has overdraft facilities up to $5,432 thousand, general loan facilities up to $49,378 thousand and trade financing facility up to $5,000 thousand with local banks as of December 31, 2005. As of December 31, 2005, there are no outstandings under credit facilities.

SAMSUNG CORNING PRECISION GLASS CO., LTD.
Notes to Financial Statements
--------------------------------------------------------------------------------


     Business and Credit Risk Concentration
     The Company sells its products on a credit basis to its customers including certain related parties. Management estimates the collectibility of accounts receivable based on the financial condition of the customers and prevailing economic trends. Based on management's estimates, the Company established allowances for doubtful accounts receivable which management believes are adequate. Concentrations of credit risk with respect to accounts receivable are limited to the credit worthiness of the Company's customers. Four of the five major customers of the Company are domestic TFT-LCD makers incorporated in Korea and another is a domestic Color-Filter maker incorporated in Korea. Trade accounts receivables from these five major customers are 83% and 90% of total trade accounts receivable of the Company as of December 31, 2005 and 2004, respectively, and revenues from these five major customers constitute 94%, 90% and 95% of total revenues of the Company for the years ended December 31, 2005, 2004 and 2003, respectively.

     In addition, a substantial portion of the Company's long-term debt is denominated in foreign currencies, giving rise to financial exposure to fluctuations in currency exchange rates.

     Pending Litigation
     As of December 31, 2005, the Company is a co-defendant in a lawsuit filed by Seoul Guarantee Insurance Co. and 14 other creditors (the "Creditors") for alleged breach of an agreement that the Company and thirty other Samsung affiliates (collectively "Samsung affiliates") entered into with the Creditors in September 1999. According to the Agreement, Samsung affiliates agreed to sell 3.5 million shares of Samsung Life Insurance Co., Ltd. ("SLI") by December 31, 2000, which were transferred to the Creditors in connection with the petition for court receivership of Samsung Motor Inc. ("SMI"). In the event that the sales proceeds fall short of $2.42 billion, Samsung affiliates have agreed to compensate the Creditors for the shortfall, by other means, including Samsung affiliates' participation in any equity offering or subordinated debentures to be issued by the Creditors. Any excess proceeds over $2.42 billion are to be distributed to Samsung affiliates.

     As of December 31, 2005, the shares of SLI have not been sold. The suit asks for actual and punitive damages of $4.68 billion plus penalty interest.

     The Company believes that although the outcome of these matters is uncertain, they would not result in a material ultimate loss for the Company. Accordingly, no provision for potential losses arising from this claim is reflected in the accompanying financial statements.

10.  Subsequent event (Unaudited)

     In the Board of Directors meeting and Extraordinary General Shareholder's meeting on January 17, 2006, the Company resolved to issue 15 million shares of common stock at W10,000 per share on February 2, 2006.

                              Item 15(b) Exhibit 21
                  Corning Incorporated and Subsidiary Companies

    Subsidiaries of the Registrant as of December 31, 2005 are listed below:

CCS Holdings, Inc.                                             Delaware
CCS Technology, Inc.                                           Delaware
Corning (Australia) Partnership Holdings, GP                   Australia
Corning (Shanghai) Co., Ltd.                                   China
Corning Asahi Video Products Company (Partnership)             Delaware
Corning Cabelcon A/S                                           Denmark
Corning Cable Systems International Ltd.                       Cayman Islands
Corning Cable Systems LLC                                      North Carolina
Corning Cable Systems Brand, Inc.                              Delaware
Corning Cable Systems Polska Sp. Z o.o.                        Poland
Corning Costar Holding, LLC                                    Delaware
Corning Display Technologies Taiwan Co., Ltd.                  Taiwan
Corning Gilbert Inc.                                           Delaware
Corning Holding GmbH                                           Germany
Corning Hungary Data Services, LLC                             Hungary
Corning International Corporation                              Delaware
Corning International Holding, LLC                             Delaware
Corning International KK                                       Japan
Corning Japan KK                                               Japan
Corning Limited                                                United Kingdom
Corning Mauritius                                              Mauritius
Corning NetOptix, Inc.                                         Delaware
Corning Noble Park, LLC                                        Australia
Corning Oak Holding Inc.                                       Delaware
Corning Products South Africa (Pty) Ltd.                       South Africa
Corning Property Management Corporation                        Delaware
Corning S.A.S.                                                 France
Corning Specialty Materials Inc.                               Delaware
Corning Treasury Services Limited                              Ireland
Corning Tropel Corporation                                     Delaware
Costar Europe Ltd.                                             Delaware
Optical Fiber Corporation                                      Delaware

     Companies accounted for under the equity method as of December 31, 2005 are listed below:

Advanced Cable Systems Corporation                             Japan
Cormetech, Inc.                                                Delaware
Dow Corning Corporation                                        Michigan
Eurokera North America, Inc.                                   Delaware
Eurokera S.N.C.                                                France
Keraglass S.N.C.                                               France
Pittsburgh Corning Europe N.V.                                 Belgium
Samsung Corning Co., Ltd.                                      Korea
Samsung Corning Precision Glass Co., Ltd.                      Korea

Summary financial information on Corning's equity basis companies is included in
Note 7 (Investments) to the Consolidated Financial Statements in this Annual Report on Form 10-K. Certain subsidiaries, which considered in the aggregate as a single subsidiary, that would not constitute a significant subsidiary, per Regulation S-X, Article 1, as of December 31, 2005, have been omitted from this exhibit.

                              Item 15(c) Exhibit 12

                  Corning Incorporated and Subsidiary Companies
 Computation of Ratio of Earnings (Losses) to Combined Fixed Charges and Preferred Dividends:
                          (In millions, except ratios)


                                                                                        Fiscal Years ended
                                                                  --------------------------------------------------------------
                                                                   Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,
                                                                     2005         2004         2003         2002         2001
                                                                  ---------     --------     --------     ---------    ---------
Income (loss) from continuing operations before
  taxes on income                                                 $     572     $(1,580)     $   (759)    $  (2,720)   $ (6,161)
Adjustments:
    Distributed income of equity investees                              302         139           112            83          73
    Amortization of capitalized interest                                  4           5             6             9          10
    Fixed charges net of capitalized interest                           134         159           176           207         191
                                                                  ---------     -------      --------     ---------    --------

Earnings (loss) before taxes and fixed charges as adjusted        $   1,012     $(1,277)     $   (465)    $  (2,421)   $ (5,887)
                                                                  =========     =======      ========     =========    ========

Fixed charges:
    Interest incurred                                             $     140     $   159      $    158     $     186    $    202
    Portion of rent expense which represents an appropriate
      interest factor                                                    22          18            22            28          30
    Amortization of debt costs                                            3           4             5             6           8
                                                                  ---------     -------      --------     ---------    --------

Total fixed charges                                                     165         181           185           220         240
Capitalized interest                                                    (27)        (22)           (9)          (13)        (49)
                                                                  ---------     -------      --------     ---------    --------

Total fixed charges net of capitalized interest                   $     138     $   159      $    176     $     207    $    191
                                                                  =========     =======      ========     =========    ========

Preferred dividends:
    Preferred dividend requirement                                                                        $     128    $      1
    Ratio of pre-tax income to income before minority interest and equity earnings
                                                                                                          ---------    --------
    Pre-tax preferred dividend requirement                                                                      128           1

Total fixed charges                                               $     165     $   181      $    185           220         240
                                                                  ---------     -------      --------     ---------    --------

Fixed charges and pre-tax preferred dividend requirement          $     165     $   181      $    185     $     348    $    241
                                                                  =========     =======      ========     =========    ========

Ratio of earnings to fixed charges                                     6.1x           *             *             *           *
                                                                  =========     =======      ========     =========    ========

Ratio of earnings to combined fixed charges and preferred
  dividends                                                            6.1x           *             *             *           *
                                                                  =========     =======      ========     =========    ========

* Loss before taxes and fixed charges as adjusted were inadequate to cover total fixed charges by approximately $1,458 million and $650 million and inadequate to cover fixed charges and pre-tax preferred dividend requirement by approximately $1,458 million and $650 million at December 31, 2004 and 2003, respectively.

                              Item 15(c) Exhibit 23

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


PricewaterhouseCoopers LLP


We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (Nos. 333-41244, 333-57082, and 333-100302) and Forms
S-8  (Nos.  33-55345,  33-58193,  333-24337,  333-26049,  333-26151,  333-41246,
333-61975,  333-61983,  333-91879,  333-95693,  333-60480, 333-82926, 333-87128,
333-106265, and 333-109405) of Corning Incorporated of our report dated February 24, 2006 relating to the financial statements, financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2006

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


February 24, 2006




/s/                 Wendell P. Weeks
     ------------------------------------------------
     Wendell P. Weeks
     President and Chief Executive Officer
     (Principal Executive Officer)

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


February 24, 2006




/s/                  James B. Flaws
     ------------------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer
     (Principal Financial Officer)

                                   Exhibit 32



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned Wendell P. Weeks, President and Chief Executive Officer of Corning Incorporated (the "Company") and James B. Flaws, Vice Chairman and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  February 24, 2006


/s/  Wendell P. Weeks
     --------------------------------------------
     Wendell P. Weeks
     President and Chief Executive Officer

/s/  James B. Flaws
     --------------------------------------------
     James B. Flaws
     Vice Chairman and Chief Financial Officer

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2005, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required under the 1934 Act; (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended (the "1933 Act"), of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC; and (3) one or more Registration Statements on Form S-3, or other applicable forms, establishing a universal shelf under Rule 415 of the 1933 Act, and any and all amendments or supplements thereto (including post-effective amendments), or any Registration Statements relating to the same offering of securities that are filed pursuant to Rule 462(b) of the 1933 Act, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 1st of February, 2006.




                                /S/ JOHN SEELY BROWN
                                -----------------------------------
                                John Seely Brown

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2005, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required under the 1934 Act; (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended (the "1933 Act"), of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC; and (3) one or more Registration Statements on Form S-3, or other applicable forms, establishing a universal shelf under Rule 415 of the 1933 Act, and any and all amendments or supplements thereto (including post-effective amendments), or any Registration Statements relating to the same offering of securities that are filed pursuant to Rule 462(b) of the 1933 Act, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 1st of February, 2006.




                                /S/ JAMES B. FLAWS
                                -----------------------------------
                                James B. Flaws

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2005, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required under the 1934 Act; (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended (the "1933 Act"), of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC; and (3) one or more Registration Statements on Form S-3, or other applicable forms, establishing a universal shelf under Rule 415 of the 1933 Act, and any and all amendments or supplements thereto (including post-effective amendments), or any Registration Statements relating to the same offering of securities that are filed pursuant to Rule 462(b) of the 1933 Act, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 1st of February, 2006.




                                /S/ GORDON GUND
                                -----------------------------------
                                Gordon Gund

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2005, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required under the 1934 Act; (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended (the "1933 Act"), of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC; and (3) one or more Registration Statements on Form S-3, or other applicable forms, establishing a universal shelf under Rule 415 of the 1933 Act, and any and all amendments or supplements thereto (including post-effective amendments), or any Registration Statements relating to the same offering of securities that are filed pursuant to Rule 462(b) of the 1933 Act, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 1st of February, 2006.




                                /S/ JOHN M. HENNESSY
                                -----------------------------------
                                John M. Hennessy

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2005, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required under the 1934 Act; (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended (the "1933 Act"), of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC; and (3) one or more Registration Statements on Form S-3, or other applicable forms, establishing a universal shelf under Rule 415 of the 1933 Act, and any and all amendments or supplements thereto (including post-effective amendments), or any Registration Statements relating to the same offering of securities that are filed pursuant to Rule 462(b) of the 1933 Act, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 1st of February, 2006.




                                /S/ JAMES R. HOUGHTON
                                -----------------------------------
                                James R. Houghton

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2005, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required under the 1934 Act; (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended (the "1933 Act"), of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC; and (3) one or more Registration Statements on Form S-3, or other applicable forms, establishing a universal shelf under Rule 415 of the 1933 Act, and any and all amendments or supplements thereto (including post-effective amendments), or any Registration Statements relating to the same offering of securities that are filed pursuant to Rule 462(b) of the 1933 Act, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 1st of February, 2006.




                                /S/ JAMES J. O'CONNOR
                                -----------------------------------
                                James J. O'Connor

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2005, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required under the 1934 Act; (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended (the "1933 Act"), of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC; and (3) one or more Registration Statements on Form S-3, or other applicable forms, establishing a universal shelf under Rule 415 of the 1933 Act, and any and all amendments or supplements thereto (including post-effective amendments), or any Registration Statements relating to the same offering of securities that are filed pursuant to Rule 462(b) of the 1933 Act, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 1st of February, 2006.




                                /S/ JEREMY R. KNOWLES
                                -----------------------------------
                                Jeremy R. Knowles

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2005, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required under the 1934 Act; (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended (the "1933 Act"), of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC; and (3) one or more Registration Statements on Form S-3, or other applicable forms, establishing a universal shelf under Rule 415 of the 1933 Act, and any and all amendments or supplements thereto (including post-effective amendments), or any Registration Statements relating to the same offering of securities that are filed pursuant to Rule 462(b) of the 1933 Act, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 1st of February, 2006.




                                /S/ DEBORAH D. RIEMAN
                                -----------------------------------
                                Deborah D. Rieman

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2005, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required under the 1934 Act; (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended (the "1933 Act"), of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC; and (3) one or more Registration Statements on Form S-3, or other applicable forms, establishing a universal shelf under Rule 415 of the 1933 Act, and any and all amendments or supplements thereto (including post-effective amendments), or any Registration Statements relating to the same offering of securities that are filed pursuant to Rule 462(b) of the 1933 Act, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 1st of February, 2006.




                                /S/ H. ONNO RUDING
                                -----------------------------------
                                H. Onno Ruding

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2005, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required under the 1934 Act; (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended (the "1933 Act"), of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC; and (3) one or more Registration Statements on Form S-3, or other applicable forms, establishing a universal shelf under Rule 415 of the 1933 Act, and any and all amendments or supplements thereto (including post-effective amendments), or any Registration Statements relating to the same offering of securities that are filed pursuant to Rule 462(b) of the 1933 Act, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 1st of February, 2006.




                                /S/ EUGENE C. SIT
                                -----------------------------------
                                Eugene C. Sit

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2005, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required under the 1934 Act; (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended (the "1933 Act"), of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC; and (3) one or more Registration Statements on Form S-3, or other applicable forms, establishing a universal shelf under Rule 415 of the 1933 Act, and any and all amendments or supplements thereto (including post-effective amendments), or any Registration Statements relating to the same offering of securities that are filed pursuant to Rule 462(b) of the 1933 Act, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 1st of February, 2006.




                                /S/ WILLIAM D. SMITHBURG
                                -----------------------------------
                                William D. Smithburg

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2005, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required under the 1934 Act; (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended (the "1933 Act"), of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC; and (3) one or more Registration Statements on Form S-3, or other applicable forms, establishing a universal shelf under Rule 415 of the 1933 Act, and any and all amendments or supplements thereto (including post-effective amendments), or any Registration Statements relating to the same offering of securities that are filed pursuant to Rule 462(b) of the 1933 Act, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 1st of February, 2006.




                                /S/ HANSEL E. TOOKES II
                                -----------------------------------
                                Hansel E. Tookes II

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2005, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required under the 1934 Act; (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended (the "1933 Act"), of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC; and (3) one or more Registration Statements on Form S-3, or other applicable forms, establishing a universal shelf under Rule 415 of the 1933 Act, and any and all amendments or supplements thereto (including post-effective amendments), or any Registration Statements relating to the same offering of securities that are filed pursuant to Rule 462(b) of the 1933 Act, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 1st of February, 2006.




                                /S/ PETER F. VOLANAKIS
                                -----------------------------------
                                Peter F. Volanakis

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act'), for the fiscal year ended December 31, 2005, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required under the 1934 Act; (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended (the "1933 Act"), of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC; and (3) one or more Registration Statements on Form S-3, or other applicable forms, establishing a universal shelf under Rule 415 of the 1933 Act, and any and all amendments or supplements thereto (including post-effective amendments), or any Registration Statements relating to the same offering of securities that are filed pursuant to Rule 462(b) of the 1933 Act, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 1st of February, 2006.




                                /S/ PADMASREE WARRIOR
                                -----------------------------------
                                Padmasree Warrior

                              CORNING INCORPORATED

                           --------------------------

                                POWER OF ATTORNEY

                           --------------------------


     KNOW ALL BY THESE PRESENTS, that the undersigned director and/or officer of Corning Incorporated, a New York corporation (the "Corporation"), does hereby make, constitute and appoint Katherine A. Asbeck, William D. Eggers and James B. Flaws and each or any one of them, the undersigned's true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned's name, place and stead, to sign and affix the undersigned's name as director and/or officer of the Corporation to (1) a Form 10-K, Annual Report, pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), for the fiscal year ended December 31, 2005, or other applicable form, including any and all exhibits, schedules, amendments, supplements and supporting documents thereto, to be filed by the Corporation with the Securities and Exchange Commission (the "SEC"), as required under the 1934 Act; (2) one or more Registration Statements, on Form S-8, or other applicable forms, and all amendments, including post-effective amendments, thereto, to be filed by the Corporation with the SEC in connection with the registration under the Securities Act of 1933, as amended (the "1933 Act"), of securities of the Corporation, and to file the same, with all exhibits thereto and other supporting documents, with the SEC; and (3) one or more Registration Statements on Form S-3, or other applicable forms, establishing a universal shelf under Rule 415 of the 1933 Act, and any and all amendments or supplements thereto (including post-effective amendments), or any Registration Statements relating to the same offering of securities that are filed pursuant to Rule 462(b) of the 1933 Act, and to file the same, with all exhibits thereto and other supporting documents, with the SEC.

     IN WITNESS WHEREOF, the undersigned has subscribed these presents this 1st of February, 2006.




                                /S/ WENDELL P. WEEKS
                                -----------------------------------
                                Wendell P. Weeks

The following exhibits are included only in copies of the 2005 Annual Report on Form 10-K filed with Securities and Exchange Commission ("SEC") or are incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.


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

10.22 2005 Employee Equity Participation Program (Incorporated by reference to Exhibit I of Corning Proxy Statement, Definitive 14A filed March 1, 2005 for April 28, 2005 Annual Meeting of Shareholders).

10.23 Five-Year Revolving Credit Agreement with Citibank, N.A.; J.P. Morgan Chase Bank, N.A.; Bank of America, N.A.; Bank of Tokyo-Mitsubishi, Ltd.; Wachovia Bank, National Association; Barclays Bank PLC; and Deutsche Bank A.G. New York Branch dated March 17, 2005 (Incorporated by reference to Exhibit 10 of Corning's Form 10-Q filed April 26,
          2005).

14 Corning Incorporated Code of Ethics for Chief Executive Officer and Senior Financial Officer (Incorporated by reference to Appendix H-3 of Corning's 2006 definitive Proxy Statement).

24        Powers of Attorney.


Copies of these exhibits may be obtained by writing to Ms. Denise Hauselt, assistant general counsel and secretary, Corning Incorporated, MP-HQ-E2-10, Corning, New York 14831.