Form 10-Q/A
period 2005-03-31
CORNING INC /NY
filed 2006-05-09
CIK 24741

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                  March 31, 2005
                                ---------------------------------------------

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

1,557,553,059   shares  of  Corning's  Common  Stock,   $0.50  Par  Value,  were
outstanding as of May 3, 2006.

                                Explanatory Note

On April 25, 2006, Corning Incorporated (Corning) filed a Current Report on Form 8-K with the Securities and Exchange Commission in which it announced that it was restating its previously issued consolidated financial statements to correct errors in its accounting for Corning's asbestos settlement liability and the accounting for its investment in Pittsburgh Corning Europe from March 31, 2003, through December 31, 2005. Corning also changed the classification of accretion on a portion of the asbestos settlement liability from interest expense to asbestos settlement expense in its statement of operations for the same time period. Corning is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the Original Filing), which was originally filed on April 26, 2005.

As more fully described in Note 2 (Restatement of Previously Issued Financial Statements) to the consolidated financial statements in this Form 10-Q/A, the cumulative effect of these adjustments to Corning's March 31, 2005 balance sheet was to increase its investments in affiliate companies by $26 million, increase other accrued liabilities by $143 million, increase accumulated deficit by $122 million, and increase accumulated other comprehensive income by $5 million. The cumulative effect of these adjustments to Corning's December 31, 2004 balance sheet was to increase investments in affiliate companies by $26 million, increase other accrued liabilities by $141 million, increase accumulated deficit by $123 million, and increase accumulated other comprehensive income by $8 million.

The restatement adjustments had the following impact on Corning's reported net income and earnings per share as follows (in millions, except per share amounts):

                                                Three months ended March 31,
                                                ----------------------------
                                                  2005              2004
                                                  ----              ----
As reported:
Net income                                      $   249           $    55
Basic earnings per share                        $  0.18           $  0.04
Diluted earnings per share                      $  0.17           $  0.04

As restated:
Net income                                      $   250           $    56
Basic earnings per share                        $  0.18           $  0.04
Diluted earnings per share                      $  0.17           $  0.04

Increase in net income                          $     1           $     1

As a result of the restatement, the Company's previously issued consolidated financial statements for the period from March 31, 2003, through December 31, 2005, including those contained in the following filings, should no longer be relied upon: Annual Report on Form 10-K for the fiscal year ended December 31, 2005; Quarterly Reports on Form 10-Q for the quarters ended September 30, 2005, June 30, 2005 and March 31, 2005.

Refer to Note 2 (Restatement of Previously  Issued Financial  Statements) to the
consolidated   financial   statements   in  this  Form  10-Q/A  for   additional
information.

In connection with the restatement, Corning concluded that certain material weaknesses existed in its internal control over financial reporting. See Part I
- Item 4 "Controls and Procedures."

This Form 10-Q/A amends and restates only certain information in Items 1, 2, and 4 of Part I and Items 1 and 6 of Part II of the Original Filing. In addition,
Item 6 of Part II of the Original Filing has been amended to include updated certifications executed as of the date of this Form 10-Q/A from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and an updated Computation of Ratio of Earnings to Fixed Charges. The certifications of the Chief Executive Officer and Chief Financial Officer and our Computation of Ratio of Earnings to Fixed Charges are attached to this Form 10-Q/A as exhibits 12, 31.1, 31.2, and 32.

Except for the amended and restated information, this Form 10-Q/A includes all of the information contained in the Original Filing, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. This Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results, or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have become known to us after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

                                                                           Page
                                                                           ----

    Consolidated Statements of Operations (Unaudited) for the three
       months ended March 31, 2005 and 2004                                  5

    Consolidated Balance Sheets (Unaudited) at March 31, 2005 and
       December 31, 2004                                                     6

    Consolidated Statements of Cash Flows (Unaudited) for the three
       months ended March 31, 2005 and 2004                                  7

    Notes to Consolidated Financial Statements (Unaudited)                   8

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            25

Item 3. Quantitative and Qualitative Disclosures About Market Risk          38

Item 4. Controls and Procedures                                             38


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                   40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         45

Item 4. Submission of Matters to a Vote of Security Holders                 45

Item 6. Exhibits                                                            46

Signatures                                                                  47

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions, except per share amounts)


                                                                                            For the three months ended
                                                                                                      March 31,
                                                                                          -----------------------------
                                                                                             2005                2004
                                                                                          (Restated)          (Restated)
                                                                                          ----------          ----------
Net sales                                                                                 $   1,050           $     844
Cost of sales                                                                                   621                 544
                                                                                          ---------           ---------

Gross margin                                                                                    429                 300

Operating expenses:
   Selling, general and administrative expenses                                                 184                 160
   Research, development and engineering expenses                                                98                  84
   Amortization of purchased intangibles                                                          5                  10
   Restructuring, impairment and other charges and (credits) (Note 3)                            19                  34
   Asbestos settlement (Note 4)                                                                 (12)                 22
                                                                                          ---------           ---------

Operating income (loss)                                                                         135                 (10)

Interest income                                                                                  10                   6
Interest expense                                                                                (35)                (34)
Loss on repurchases and retirement of debt, net                                                                     (23)
Other expense, net (Note 1)                                                                      (9)                 (4)
                                                                                          ---------           ---------

Income (loss) before income taxes                                                               101                 (65)
(Provision) benefit for income taxes (Note 5)                                                   (19)                 13
                                                                                          ---------           ---------

Income (loss) before minority interests and equity earnings                                      82                 (52)
Minority interests                                                                               (1)
Equity in earnings of associated companies                                                      169                 108
                                                                                          ---------           ---------

Net income                                                                                $     250           $      56
                                                                                          =========           =========

Basic earnings per common share (Note 6)                                                  $    0.18           $    0.04
                                                                                          =========           =========
Diluted earnings per common share (Note 6)                                                $    0.17           $    0.04
                                                                                          =========           =========

Shares used in computing per share amounts for (Note 6):
  Basic earnings per common share                                                             1,411               1,358
                                                                                          =========           =========
  Diluted earnings per common share                                                           1,503               1,437
                                                                                          =========           =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
          (Unaudited; in millions, except share and per share amounts)


                                                                                           March 31,         December 31,
                                                                                             2005                2004
                                                                                          (Restated)          (Restated)
                                                                                          ----------         ------------
Assets

Current assets:
   Cash and cash equivalents                                                              $     847           $   1,009
   Short-term investments, at fair value                                                        700                 872
                                                                                          ---------           ---------
     Total cash, cash equivalents and short-term investments                                  1,547               1,881
   Trade accounts receivable, net of doubtful accounts and allowances - $28 and $30             621                 585
   Inventories (Note 7)                                                                         562                 535
   Deferred income taxes (Note 5)                                                                90                  94
   Other current assets                                                                         208                 188
                                                                                          ---------           ---------
       Total current assets                                                                   3,028               3,283

Investments (Note 8)                                                                          1,511               1,510
Property, net of accumulated depreciation - $3,559 and $3,532                                 4,096               3,941
Goodwill and other intangible assets, net (Note 9)                                              387                 398
Deferred income taxes (Note 5)                                                                  478                 472
Other assets                                                                                    159                 166
                                                                                          ---------           ---------

Total Assets                                                                              $   9,659           $   9,770
                                                                                          =========           =========

Liabilities and Shareholders' Equity

Current liabilities:
   Short-term borrowings, including current portion of long-term debt (Note 10)           $     288           $     478
   Accounts payable                                                                             667                 682
   Other accrued liabilities                                                                  1,144               1,319
                                                                                          ---------           ---------
       Total current liabilities                                                              2,099               2,479

Long-term debt (Note 10)                                                                      2,125               2,214
Postretirement benefits other than pensions                                                     595                 600
Other liabilities                                                                               740                 747
                                                                                          ---------           ---------
       Total liabilities                                                                      5,559               6,040
                                                                                          ---------           ---------

Commitments and contingencies (Note 4)
Minority interests                                                                               29                  29
Shareholders' equity:
   Preferred stock - Par value $100.00 per share; Shares authorized: 10 million
     Series C mandatory convertible preferred stock - Shares issued: 5.75 million;
     Shares outstanding: 633 thousand and 637 thousand                                           63                  64
   Common stock - Par value $0.50 per share; Shares authorized: 3.8 billion;
     Shares issued: 1,437 million and 1,424 million                                             719                 712
   Additional paid-in capital                                                                10,484              10,363
   Accumulated deficit                                                                       (7,182)             (7,432)
   Treasury stock, at cost; Shares held: 15 million and 16 million                             (155)               (162)
   Accumulated other comprehensive income                                                       142                 156
                                                                                          ---------           ---------
       Total shareholders' equity                                                             4,071               3,701
                                                                                          ---------           ---------

Total Liabilities and Shareholders' Equity                                                $   9,659           $   9,770
                                                                                          =========           =========

The accompanying notes are an integral part of these statements.

                  CORNING INCORPORATED AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)


                                                                                            For the three months ended
                                                                                                     March 31,
                                                                                          ------------------------------
                                                                                             2005                2004
                                                                                          (Restated)          (Restated)
                                                                                          ----------          ----------
Cash Flows from Operating Activities:
   Income from continuing operations                                                      $     250           $      56
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation                                                                               120                 120
     Amortization of purchased intangibles                                                        5                  10
     Asbestos settlement                                                                        (12)                 22
     Restructuring, impairment and other charges and (credits)                                   19                  34
     Loss on repurchases and retirement of debt                                                                      23
     Undistributed earnings of associated companies                                             (26)                (30)
     Deferred taxes                                                                               3                 (41)
     Restructuring payments                                                                      (9)                (34)
     Customer deposits                                                                           20
     Changes in certain working capital items:
        Trade accounts receivable                                                               (54)                (17)
        Inventories                                                                             (39)                (32)
        Other current assets                                                                    (16)                  3
        Accounts payable and other current liabilities, net of restructuring payments          (151)                (66)
     Other, net                                                                                  32                  (3)
                                                                                          ---------           ---------
Net cash provided by operating activities                                                       142                  45
                                                                                          ---------           ---------

Cash Flows from Investing Activities:
   Capital expenditures                                                                        (323)               (134)
   Short-term investments - acquisitions                                                       (314)               (544)
   Short-term investments - liquidations                                                        486                 421
   Other, net                                                                                     2                  11
                                                                                          ---------           ---------
Net cash used in investing activities                                                          (149)               (246)
                                                                                          ---------           ---------

Cash Flows from Financing Activities:
   Repayments of short-term borrowings and current portion of long-term debt                   (192)                 (2)
   Proceeds from issuance of long-term debt, net                                                 48                 396
   Retirements of long-term debt                                                                 (2)               (141)
   Proceeds from issuance of common stock, net                                                   12                  11
   Proceeds from the exercise of stock options                                                    9                  12
   Other, net                                                                                    (5)                 (2)
                                                                                          ---------           ---------
Net cash (used in) provided by financing activities                                            (130)                274
                                                                                          ---------           ---------
Effect of exchange rates on cash                                                                (25)                 (1)
                                                                                          ---------           ---------
Net (decrease) increase in cash and cash equivalents                                           (162)                 72
Cash and cash equivalents at beginning of period                                              1,009                 688
                                                                                          ---------           ---------

Cash and cash equivalents at end of period                                                $     847           $     760
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

(In millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         For the three months ended March 31,
                                                                                         ------------------------------------
                                                                                               2005              2004
                                                                                            (Restated)        (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Net income - as reported                                                                     $    250         $     56
Add:  Stock-based employee compensation expense
  determined under APB 25, included in reported net income, net of tax                              7                2
Less:  Stock-based employee compensation expense determined
  under fair value based method, net of tax                                                       (23)             (29)
------------------------------------------------------------------------------------------------------------------------------------
Net income - pro forma                                                                       $    234         $     29

Earnings per common share:
    Basic - as reported                                                                      $   0.18         $   0.04
    Basic - pro forma                                                                        $   0.17         $   0.02

    Diluted - as reported                                                                    $   0.17         $   0.04
    Diluted - pro forma                                                                      $   0.16         $   0.02
------------------------------------------------------------------------------------------------------------------------------------

For purposes of SFAS 123 fair value disclosures,  each option grant's fair value is estimated on the grant date using the Black-Scholes option-pricing model. The following  are  weighted-average  assumptions  used for  grants  under our stock option plans:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        For the three months ended March 31,
                                                                                        ------------------------------------
                                                                                              2005               2004
------------------------------------------------------------------------------------------------------------------------------------
Expected life in years                                                                           4                  4
Risk free interest rate                                                                        3.7%               3.2%
Expected volatility                                                                           50.0%              50.0%
------------------------------------------------------------------------------------------------------------------------------------

Changes in the status of outstanding options follow:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Number of Shares        Weighted-Average
                                                                                        (in thousands)          Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Options outstanding December 31, 2004                                                       139,023             $   20.43
Options granted under plans                                                                   3,476             $   11.40
Options exercised                                                                            (1,450)            $    6.38
Options terminated                                                                             (975)            $   33.72
                                                                                          ---------

Options outstanding March 31, 2005                                                          140,074             $   20.26
                                                                                          =========
Options exercisable March 31, 2005                                                          112,443             $   23.01
------------------------------------------------------------------------------------------------------------------------------------

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

2.   Restatement of Previously Issued Financial Statements

The Company's management and its audit committee concluded, on April 21, 2006, that we would restate previously issued consolidated financial statements for each of the three years ended December 31, 2005, to correct for errors in the accounting for the asbestos settlement liability and for our investment in Pittsburgh Corning Europe N.V. (PCE) from March 31, 2003, through December 31, 2005. We also changed the classification of accretion on a portion of the liability from interest expense to asbestos settlement expense in our consolidated statements of operations for the same time period.

On March 28, 2003, we announced that we had reached agreement with the representatives of asbestos claimants for the settlement of all current and future asbestos claims against Corning and Pittsburgh Corning Corporation (PCC), which might arise from PCC products or operations. The proposed settlement, if the plan is approved and becomes effective, will require Corning to relinquish our equity interest in PCC, contribute our equity interest in PCE, and contribute 25 million shares of Corning common stock. We also agreed to make cash payments with a value of $131 million, in March 2003, over six years from the effective date of the settlement and to assign insurance policy proceeds from our primary insurance and a portion of our excess insurance at the time of the settlement.

Between March 31, 2003, and December 31, 2005, the following accounting errors occurred:

..    Corning's  asbestos  settlement  charges and the related  liability for the asbestos settlement did not reflect the estimated fair value at initial recognition or subsequent changes in fair value, of certain components of the proposed settlement offer. As a result, asbestos settlement charges for the years 2005, 2004, and 2003 were understated by $13 million, $24 million, and $117 million, respectively.
..    Corning  incorrectly  suspended  recording  equity  earnings of PCE between
     March 31, 2003, and December 31, 2005. As a result, equity in earnings of associated companies for the years 2005, 2004, and 2003 was understated by $13 million, $11 million, and $7 million, respectively.
..    Accretion  on  the  cash  portion  of the  asbestos  settlement  offer  was incorrectly recorded as interest expense resulting in both an overstatement of interest expense and an understatement of asbestos settlement expense for the years 2005, 2004, and 2003, by $8 million, $8 million, and $5 million, respectively.

In the restated financial statements, the higher asbestos settlement charges have been tax-effected in 2003 and the first half of 2004. As Corning provided a valuation allowance on most of its deferred tax assets in the third quarter of 2004, that quarter reflects an increase in the valuation allowance of $55 million for the deferred tax assets related to the higher asbestos settlement charges.

The cumulative effect of these adjustments to Corning's balance sheet as of March 31, 2005, resulted in an increase in investments in affiliate companies of $26 million, an increase to other accrued liabilities of $143 million, an increase to accumulated deficit of $122 million, and an increase to accumulated other comprehensive income of $5 million.

The cumulative effect of these adjustments to Corning's balance sheet as of December 31, 2004, resulted in an increase in investments in affiliate companies of $26 million, an increase to other accrued liabilities of $141 million, an increase to accumulated deficit of $123 million, and an increase to accumulated other comprehensive income of $8 million.

The impacts of the restatement adjustments on Corning's financial statements are as follows:

                      Consolidated Statements of Operations
                         Summary of Restatement Impacts
               (Unaudited; in millions, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            For the three months ended
                                                                                                  March 31, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Operating expenses:
  Asbestos settlement                                                            $    (16)         $       4           $     (12)

Operating income (loss)                                                               139                 (4)                135

Interest expense                                                                       37                 (2)                 35

Income (loss) from before income taxes                                                103                 (2)                101
Provision for income taxes                                                            (19)                                   (19)
                                                                                 --------          ---------           ---------
Income (loss) before minority interests and equity earnings                            84                 (2)                 82

Equity in earnings of associated companies, net of impairments                        166                  3                 169

Net income                                                                       $    249          $       1           $     250

Basic earnings per common share                                                  $   0.18                              $    0.18
Diluted earnings per common share                                                $   0.17                              $    0.17
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            For the three months ended
                                                                                                  March 31, 2004
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Operating expenses:
  Asbestos settlement                                                            $     19          $       3           $      22

Operating loss                                                                         (7)                (3)                (10)

Interest expense                                                                       36                 (2)                 34

Loss before income taxes                                                              (64)                (1)                (65)
Benefit for income taxes                                                               12                  1                  13
                                                                                 --------          ---------           ---------
Loss before minority interests and equity earnings                                    (52)                                   (52)

Equity in earnings of associated companies, net of impairments                        107                  1                 108

Net income                                                                       $     55          $       1           $      56

Basic earnings per common share                                                  $   0.04                              $    0.04
Diluted earnings per common share                                                $   0.04                              $    0.04
------------------------------------------------------------------------------------------------------------------------------------

                           Consolidated Balance Sheets
                         Summary of Restatement Impacts
                            (Unaudited; in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               As of March 31, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported           Adjustments       As Restated
                                                                                ----------          -----------       -----------

Investments                                                                     $   1,485            $    26          $    1,511

 Total Assets                                                                   $   9,633            $    26          $    9,659

Other accrued liabilities                                                       $   1,001            $   143          $    1,144
  Total current liabilities                                                     $   1,956            $   143          $    2,099
    Total liabilities                                                           $   5,416            $   143          $    5,559

Accumulated deficit                                                             $  (7,060)           $  (122)         $   (7,182)
Accumulated other comprehensive income                                          $     137            $     5          $      142
    Total shareholders' equity                                                  $   4,188            $  (117)         $    4,071

Total Liabilities and Shareholders' Equity                                      $   9,633            $    26          $    9,659
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              As of December 31, 2004
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported           Adjustments       As Restated
                                                                                ----------          -----------       -----------

Investments                                                                     $   1,484            $    26          $    1,510

 Total Assets                                                                   $   9,744            $    26          $    9,770

Other accrued liabilities                                                       $   1,178            $   141          $    1,319
  Total current liabilities                                                     $   2,338            $   141          $    2,479
    Total liabilities                                                           $   5,899            $   141          $    6,040

Accumulated deficit                                                             $  (7,309)           $  (123)         $   (7,432)
Accumulated other comprehensive income                                          $     148            $     8          $      156
    Total shareholders' equity                                                  $   3,816            $  (115)         $    3,701

Total Liabilities and Shareholders' Equity                                      $   9,744            $    26          $    9,770

------------------------------------------------------------------------------------------------------------------------------------

                      Consolidated Statements of Cash Flows
                         Summary of Restatement Impacts
                            (Unaudited; in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            For the three months ended
                                                                                                  March 31, 2005
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Cash Flows from Operating Activities:
Net income                                                                       $    249          $       1           $     250
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
      Asbestos settlement charge                                                      (16)                 4                 (12)
      Undistributed earnings of associated companies                                  (23)                (3)                (26)
      Other, net                                                                       34                 (2)                 32
Net cash provided by operating activities                                        $    142                              $     142
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            For the three months ended
                                                                                                  March 31, 2004
                                                                                ----------------------------------------------------
                                                                                Previously
                                                                                 Reported          Adjustments        As Restated
                                                                                ----------         -----------        -----------
Cash Flows from Operating Activities:
Net income                                                                       $     55          $       1           $      56
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
      Asbestos settlement charge                                                       19                  3                  22
      Undistributed earnings of associated companies                                  (29)                (1)                (30)
      Deferred taxes                                                                  (40)                (1)                (41)
      Other, net                                                                       (1)                (2)                 (3)
Net cash provided by operating activities                                        $     45                              $      45
------------------------------------------------------------------------------------------------------------------------------------

3.   Restructuring, Impairment and Other Charges and (Credits)

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
Employee related costs                         $     78                                                     $    (28)    $      50
Other charges                                       108       $       1                      $      1             (6)          103
                                               -----------------------------------------------------------------------------------
     Total restructuring charges               $    186       $       1                      $      1       $    (34)    $     153
                                               -----------------------------------------------------------------------------------

Impairment of long-lived assets:
Assets to be disposed of by sale
  or abandonment                                                             $      (6)      $     (6)

Other:
Accelerated depreciation                                      $      39                      $     39
                                                              ------------------------------------------

Total restructuring, impairment and
  other charges and (credits)                                 $      40      $     (6)       $     34
------------------------------------------------------------------------------------------------------------------------------------

4.   Commitments and Contingencies

Asbestos Settlement

On March 28, 2003, we announced that we had reached agreement with the representatives of asbestos claimants for the settlement of all current and future asbestos claims against us and Pittsburgh Corning Corporation (PCC), which might arise from PCC products or operations. The proposed settlement, if the plan is approved and becomes effective, will require Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and contribute 25 million shares of Corning common stock. Corning also agreed to make cash payments with a value of $131 million, in March 2003, over six years from the effective date of the settlement and to assign certain insurance policy proceeds from its primary insurance and a portion of its excess insurance at the time of the settlement.

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

As discussed in Note 2 (Restatement of Prior Period Financial Statements) we have restated prior period financial statements to correct the accounting related to the asbestos settlement.

In the first quarter of 2005, we recorded a credit to the asbestos settlement of $12 million, including $16 million reflecting the decrease in the value of Corning's common stock from December 31, 2004 to March 31, 2005, and $4 million to adjust the estimated fair value of the other components of the proposed asbestos settlement.

In the first quarter of 2004, we recorded asbestos settlement expense of $22 million, including $19 million for the increase in the value of Corning's common stock from December 31, 2003 to March 31, 2004, and a $3 million charge to adjust the estimated fair value of the other components of the proposed asbestos settlement.

Since March 28, 2003, we have recorded total net charges of $588 million to reflect the initial settlement liability and subsequent adjustments for the change in the fair value of the components of the liability.

The fair value of the liability expected to be settled by contribution of our investment in PCE, the fair value of 25 million shares of our common stock and assigned insurance proceeds (in aggregate totaling $442 million at March 31,
2005) is recorded in other accrued liabilities in our consolidated balance sheets. As the timing of this obligation's settlement will depend on future judicial rulings (i.e., controlled by a third party and not Corning), this portion of the PCC liability is considered a "due on demand" obligation. Accordingly, this portion of the obligation has been classified as a current liability, even though it is possible that the contribution could be made beyond one year. The remaining portion of the settlement liability (totaling $146 million at March 31, 2005), representing the net present value of the cash payments, is recorded in the other liabilities component in our consolidated balance sheets.

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

5.   Income Taxes

Our (provision) benefit for income taxes and the related tax rates follow (in millions):
--------------------------------------------------------------------------------
                                           For the three months ended March 31,
                                          --------------------------------------
                                               2005                2004
                                            (Restated)          (Restated)
--------------------------------------------------------------------------------

(Provision) benefit for income taxes        $   (19)            $    13
Effective (income tax) benefit rate           (18.8)%             (20.0)%
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

6.   Earnings Per Common Share

The  reconciliation  of the amounts  used in the basic and diluted  earnings per common share computations follow (in millions, except per share amounts):
------------------------------------------------------------------------------------------------------------------------------------
                                                                        For the three months ended March 31,
                                                 -----------------------------------------------------------------------------------
                                                             2005 (Restated)                          2004 (Restated)
                                                 ----------------------------------------   ----------------------------------------
                                                    Net         Weighted-      Per Share      Net        Weighted-       Per Share
                                                  Income     Average Shares     Amount      Income    Average Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                   $   250       1,411          $  0.18      $   56         1,358          $  0.04
------------------------------------------------------------------------------------------------------------------------------------

Effect of dilutive securities:
   Stock options                                                   31                                         37
   7% mandatory convertible preferred stock                        32                                         42
   3.50% convertible debentures                         2          29
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share                 $   252       1,503          $  0.17      $   56         1,437          $  0.04
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

7.   Inventories

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
--------------------------------------------------------------------------------

8.   Investments

Investments comprise the following (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            March 31,         December 31,
                                                                       Ownership              2005                2004
                                                                       Interest            (Restated)          (Restated)
                                                                      -----------          ----------         ------------
Associated companies at equity
     Samsung Corning Precision Glass Co., Ltd.                            50%               $   562             $   572
     Dow Corning                                                          50%                   373                 324
     All other                                                        25%-51% (a)               547                 553
                                                                                            -------             -------
                                                                                              1,482               1,449
Other investments (b)                                                                            29                  61
                                                                                            -------             -------
Total                                                                                       $ 1,511             $ 1,510
------------------------------------------------------------------------------------------------------------------------------------

(a) Amounts reflect Corning's direct ownership interests in the respective associated companies. Corning does not control any such entities.
(b) Amounts reflect $22 million and $53 million at March 31, 2005 and December 31, 2004, respectively, of available-for-sale securities stated at market. During the first quarter of 2005, Corning recorded an impairment charge of $19 million for an other than temporary decline in the fair value of shares of Avanex below their cost basis. This included the reversal of previously unrecognized gains on Avanex shares of $14 million included in accumulated other comprehensive income at December 31, 2004 on the consolidated balance sheet. Refer to Note 3 (Restructuring, Impairment and Other Charges and (Credits)) for additional information.

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
------------------------------------------------------------------------------------------------------------------------------------

Balances due to and from Samsung Corning Precision were immaterial at March 31, 2005 and December 31, 2004.

Dow Corning
-----------
Dow Corning is a U.S. based manufacturer of silicone products. Dow Corning's results of operations follow (in millions):
--------------------------------------------------------------------------------
                                            For the three months ended March 31,
                                            ------------------------------------
                                                   2005                2004
--------------------------------------------------------------------------------

Statement of Operations:
     Net sales                                   $   983            $    814
     Gross profit                                $   346            $    230
     Net income                                  $   136            $     52
     Corning's equity in earnings
       of Dow Corning                            $    68            $     24
--------------------------------------------------------------------------------

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

11.  Customer Deposits

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

13.  Comprehensive Income

Components of  comprehensive  income,  on an after-tax  basis where  applicable, follow (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       For the three months ended March 31,
                                                                                       ------------------------------------
                                                                                            2005                2004
                                                                                        (Restated)           (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                $   250             $    56
Other comprehensive income:
  Change in unrealized gain (loss) on investments, net                                        (33)                  2
  Reclassification adjustment relating to investments included in
    net income, net                                                                            19
  Change in unrealized gain (loss) on derivative instruments, net                              26                  (6)
  Reclassification adjustment relating to derivatives, net                                    (13)                  7
  Foreign currency translation adjustment, net (a)                                            (15)                  1
  Change in minimum pension liability                                                           2                  (3)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                $   236             $    57
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

------------------------------------------------------------------------------------------------------------------------------------
Operating Segments                              Display       Telecom-       Environmental     Life      Unallocated    Consolidated
(in millions)                                Technologies    munications     Technologies    Sciences     and Other         Total
------------------------------------------------------------------------------------------------------------------------------------
For the three months ended March 31, 2005 (Restated)
Net sales                                      $   320        $    427        $    148        $    74      $     81      $  1,050
Research, development and engineering
  expenses (1)                                 $    25        $     22        $     26        $    11      $     14      $     98
Restructuring, impairment and other charges
  and (credits)                                                                                            $     19      $     19
Interest expense (2)                           $    16        $     11        $      6        $     1      $      1      $     35
(Provision) benefit for income taxes           $   (17)       $     (2)                                                  $    (19)
Income (loss) before minority interests and
  equity earnings (3)                          $    80        $      9        $     (2)       $    (2)     $     (3)     $     82
Minority interests                                                                                               (1)           (1)
Equity in earnings of associated
   companies                                        81                                                           88           169
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   161        $      9        $     (2)       $    (2)     $     84      $    250
------------------------------------------------------------------------------------------------------------------------------------

For the three months ended March 31, 2004 (Restated)
Net sales                                      $   230        $    312        $    141        $    79      $     82      $    844
Research, development and engineering
  expenses (1)                                 $    16        $     25        $     20        $     9      $     14      $     84
Restructuring, impairment and other charges
  and (credits)                                               $     (4)                                    $     38      $     34
Interest expense (2)                           $    11        $     16        $      5        $     1      $      1      $     34
(Provision) benefit for income taxes           $   (26)       $     23        $     (3)       $    (3)     $     22      $     13
Income (loss) before minority interests and
  equity earnings (3)                          $    53        $    (47)       $      6        $     5      $    (69)     $    (52)
Minority interests                                                   1                                           (1)
Equity in earnings of associated
   companies                                        65               3                                           40           108
                                               -------        --------        --------        -------      --------      --------
Net income (loss)                              $   118        $    (43)       $      6        $     5      $    (30)     $     56
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

A  reconciliation  of reportable  segment net income to consolidated  net income follows (in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                     For the three months ended March 31,
                                                                     ------------------------------------
                                                                            2005             2004
                                                                         (Restated)       (Restated)
------------------------------------------------------------------------------------------------------------------------------------
Net income of reportable segments                                        $     166        $      86
Non-reportable operating segments net income (loss) (1)                         10              (18)
Unallocated amounts:
    Non-segment loss and other (2)                                                               (1)
    Non-segment restructuring, impairment and
       other (charges) and credits (3)                                         (19)
    Asbestos settlement                                                         12              (22)
    Interest income                                                             10                6
    Loss on repurchases of debt                                                                 (23)
    Benefit for income taxes (4)                                                                  3
    Equity in earnings of associated companies (5)                              71               25
                                                                         ---------        ---------
Net income                                                               $     250        $      56
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

Profitability
For the three months ended March 31, 2005, we generated net income of $250 million or $0.17 per share. This represents an improvement of $194 million over the same period in 2004. This improvement in net income was primarily driven by the following:

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

Restatement of Prior Period Financial Statements
The Company's management and its audit committee concluded, on April 21, 2006, that the Company would restate previously issued consolidated financial statements to properly account for the asbestos settlement charges and liability and for its investment in and equity earnings of Pittsburgh Corning Europe (PCE) from March 31, 2003, through December 31, 2005. The Company also changed the classification of accretion on a portion of the liability to be paid in cash from interest expense to asbestos settlement charge for the same time period.

The cumulative effect of these adjustments to Corning's balance sheet as of March 31, 2005, resulted in an increase in investments in affiliate companies of $26 million, an increase to other accrued liabilities of $143 million, an increase to accumulated deficit of $122 million, and an increase to accumulated other comprehensive income of $5 million.

The cumulative effect of these adjustments to Corning's balance sheet as of December 31, 2004, resulted in an increase in investments in affiliate companies of $26 million, an increase to other accrued liabilities of $141 million, an increase to accumulated deficit of $123 million, and an increase to accumulated other comprehensive income of $8 million.

To correct these errors, the Company has restated its consolidated financial statements and, on May 9, 2006, filed an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. In addition, on May 9, 2006, the company filed amended reports on Form 10-Q/A for the quarters ended March 31, 2005, June 30, 2005, and September 31, 2005, to restate the financial periods provided for those quarterly periods.

All information in this document reflects the impact of the restatement described in Note 2 (Restatement of Prior Period Financial Statements) to the consolidated financial statements

RESULTS OF OPERATIONS

Selected highlights for the first quarter were as follows (dollars in millions):
------------------------------------------------------------------------------------------------------------------------------------
                                                                      For the three months ended March 31,
                                                                      ------------------------------------             % Change
                                                                           2005                   2004                 --------
                                                                        (Restated)             (Restated)              05 vs. 04
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                $   1,050             $     844                    24%

Gross margin                                                             $     429             $     300                    43%
  (gross margin %)                                                             41%                   36%

Selling, general and administrative expenses                             $     184             $     160                    15%
  (as a % of net sales)                                                        18%                   19%

Research, development and engineering expenses                           $      98             $      84                    17%
  (as a % of net sales)                                                         9%                   10%

Restructuring, impairment and other charges and (credits)                $      19             $      34                   (44)%
  (as a % of net sales)                                                         2%                    4%

Asbestos settlement                                                      $    (12)             $      22                  (155)%
  (as a % of net sales)                                                       (1)%                    3%

Income (loss) before income taxes                                        $     101             $    (65)                   255%
  (as a % of net sales)                                                        10%                  (8)%

(Provision) benefit for income taxes                                     $    (19)             $      13                  (246)%
  (as a % of net sales)                                                       (2)%                    2%

Equity in earnings of associated companies                               $     169             $     108                    56%
  (as a % of net sales)                                                        16%                   13%

Net income                                                               $     250             $      56                   346%
  (as a % of net sales)                                                        24%                    7%
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

Asbestos Settlement
The asbestos settlement activity relates to changes in the estimated fair value of certain items to be contributed by Corning under the Pittsburgh Corning Corporation (PCC) asbestos settlement agreement if the PCC Plan of Reorganization receives judicial approval. For additional information on this matter, refer to Note 4 (Commitments and Contingencies) to the consolidated financial statements and Part II - Other Information, Item 1. Legal Proceedings.

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

(Provision) Benefit for Income Taxes
Our (provision) benefit for income taxes and the related tax rates follow (in millions):
--------------------------------------------------------------------------------
                                            For the three months ended March 31,
                                            ------------------------------------
                                              2005                       2004
                                           (Restated)                 (Restated)
--------------------------------------------------------------------------------
(Provision) benefit for income taxes        $  (19)                    $  13
Effective (income tax) benefit rate          (18.8)%                   (20.0)%
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

Equity in Earnings of Associated Companies
The following provides a summary of equity in earnings of associated companies, net of impairments (in millions):
--------------------------------------------------------------------------------
                                            For the three months ended March 31,
                                            ------------------------------------
                                              2005                      2004
                                           (Restated)                (Restated)
--------------------------------------------------------------------------------
Samsung Corning Precision                   $   80                    $    65
Dow Corning                                     68                         24
All other                                       21                         19
                                            ------                    -------
Total equity earnings                       $  169                    $   108
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

Net Income
As a result of the above, our net income and per share data follow (in millions, except per share amounts):
--------------------------------------------------------------------------------
                                            For the three months ended March 31,
                                            ------------------------------------
                                                    2005              2004
                                                 (Restated)        (Restated)
--------------------------------------------------------------------------------

Net income                                        $   250           $    56
Basic earnings per common share                   $  0.18           $  0.04
Diluted earnings per common share                 $  0.17           $  0.04
Shares used in computing per share amounts:
     Basic                                          1,411             1,358
     Diluted                                        1,503             1,437
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

Display Technologies
The  following  table  provides  net  sales  and  other  data  for  the  Display
Technologies segment (in millions):
----------------------------------------------------------------------------------------------------------
                                         For the three months ended March 31,          % Change
                                         ------------------------------------          --------
                                                 2005            2004                  05 vs. 04
----------------------------------------------------------------------------------------------------------
Net sales                                     $     320         $    230                   39%
Income before equity earnings                 $      80         $     53                   51%
Equity earnings of associated companies       $      81         $     65                   25%
Net income                                    $     161         $    118                   36%
----------------------------------------------------------------------------------------------------------

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

Telecommunications
The following table provides net sales and other data for the Telecommunications segment (in millions):
--------------------------------------------------------------------------------
                            For the three months ended March 31,      % Change
                            ------------------------------------      ---------
                                    2005            2004              05 vs. 04
--------------------------------------------------------------------------------

Net sales:
   Optical fiber and cable       $     212         $    149               42%
   Hardware and equipment              215              163               32%
                                 ---------         --------
     Total net sales             $     427         $    312               37%
                                 =========         ========

Net income (loss)                $       9         $    (43)             121%
--------------------------------------------------------------------------------

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

Environmental Technologies
The following table provides net sales and other data for the Environmental Technologies segment (in millions):
--------------------------------------------------------------------------------
                           For the three months ended March 31,        % Change
                           ------------------------------------        ---------
                                   2005             2004               05 vs. 04
--------------------------------------------------------------------------------

Net sales:
   Automotive                   $     127         $    125                  2%
   Diesel                              21               16                 31%
                                ---------         --------
     Total net sales            $     148         $    141                  5%
                                =========         ========

Net (loss) income               $      (2)        $      6               (133)%
--------------------------------------------------------------------------------

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

Life Sciences
The following table provides net sales and other data for the Life Sciences segment (in millions):
--------------------------------------------------------------------------------
                         For the three months ended March 31,          % Change
                         ------------------------------------          --------
                                 2005             2004                 05 vs. 04
--------------------------------------------------------------------------------

Net sales                     $      74         $     79                   (6)%
Net (loss) income             $      (2)        $      5                 (140)%
--------------------------------------------------------------------------------

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

Key Balance Sheet Data
Balance sheet and working  capital  measures are provided in the following table
(dollars in millions):
----------------------------------------------------------------------------------------------------------
                                                                      As of March 31,   As of December 31,
                                                                      ---------------   ------------------
                                                                           2005              2004
                                                                       (Restated)          (Restated)
----------------------------------------------------------------------------------------------------------
Working capital                                                          $    929          $     804
Working capital, excluding cash and short-term investments               $   (618)         $  (1,077)
Current ratio                                                               1.4:1              1.3:1
Trade accounts receivable, net of allowances                             $    621          $     585
Days sales outstanding                                                         53                 52
Inventories                                                              $    562          $     535
Inventory turns                                                               4.8                4.9
Days payable outstanding                                                       95                 67
Long-term debt                                                           $  2,125          $   2,214
Total debt to total capital                                                    37%                42%
----------------------------------------------------------------------------------------------------------

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

Risk factors

Current or future litigation may harm our financial condition or results of operations

     Pending, threatened or future litigation is subject to inherent uncertainties. Our financial condition or results of operations may be adversely affected by unfavorable outcomes, expenses and costs exceeding amounts estimated or insured. In particular, we have been named as a defendant in numerous lawsuits against PCC and several other defendants involving claims alleging personal injury from exposure to asbestos. As described in Legal Proceedings, our negotiations with the representatives of asbestos claimants have produced a tentative settlement, but certain cases may still be litigated. Final approval of a global settlement through the PCC bankruptcy process may impact the results of operations for the period in which such costs, if any, are recognized. Total charges of $588 million have been incurred through March 31, 2005; however, additional charges are possible due to the potential fluctuation in the price of our common stock, other adjustments in the proposed settlement, and other litigation factors.

There have been no material changes to the other risk factors, noted in our Annual Report on Form 10-K for the year ended December 31, 2004, during the first three months of 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

There have been no material changes to our market risk exposures during the first three months of 2005. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2004 Annual Report on Form 10-K.


ITEM 4.  CONTROLS AND PROCEDURES

(a)  Restatement

As discussed in Note 2 to the consolidated financial statements contained herein, the Company has restated its consolidated financial statements for the years 2003 through 2005 and its quarterly consolidated financial statements for each of the quarterly periods in the years ended December 31, 2005 and 2004. Specifically, between March 31, 2003, and December 31, 2005, the following accounting errors occurred:

..    Corning's  asbestos  settlement  charges and the related  liability for the asbestos settlement did not reflect the estimated fair value at initial recognition or subsequent changes in fair value, of certain components of the proposed settlement offer. As a result, asbestos settlement charges for the years 2005, 2004, and 2003 were understated by $13 million, $24 million, and $117 million, respectively.
..    Corning  incorrectly  suspended  recording  equity  earnings of  Pittsburgh
     Corning Europe, N.V. between March 31, 2003, and December 31, 2005. As a result, equity in earnings of affiliated companies for the years 2005, 2004, and 2003 was understated by $13 million, $11 million, and $7 million, respectively.
..    Accretion  on  the  cash  portion  of the  asbestos  settlement  offer  was incorrectly recorded as interest expense resulting in both an overstatement of interest expense and an understatement of asbestos settlement expense for the years 2005, 2004, and 2003, by $8 million, $8 million, and $5 million, respectively.

In the restated consolidated financial statements, the higher asbestos settlement charges are tax-effected in 2003 and the first half of 2004. As Corning provided a valuation allowance on most of its deferred tax assets in the third quarter of 2004, that quarter reflects an increase in the valuation allowance of $55 million for the deferred tax assets related to the higher asbestos settlement charges.

(b)  Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the Exchange
Act) is accumulated and communicated to our management, including our principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In the first quarter of 2006, management identified errors in the accounting of its Pittsburgh Corning Corporation (PCC) Asbestos Litigation liability and investments in affiliates and as noted above, has recorded the necessary adjustments in the unaudited interim consolidated financial statements for the quarter ended March 31, 2006 to correct these errors and has restated previously issued financial statements. In its Form 8-K filed on April 25, 2006, management indicated that the evaluation of internal control over financial reporting related to the above mentioned errors was still in process.

The evaluation has been completed, and management, under the direction of its principal executive and principal financial officers, has re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based upon this re-evaluation and as a result of the material weaknesses discussed below, the Company's principal executive and principal financial officers, have concluded that its disclosure controls and procedures were not effective as of March 31, 2005.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiencies constitute material weaknesses in internal control over financial reporting at March 31, 2005:

     (i) The Company did not maintain effective controls over the valuation of its asbestos settlement charges and the valuation and reconciliation of the related liability pertaining to the 2003 Pittsburgh Corning Corporation Asbestos Litigation Bankruptcy Settlement. Specifically, the Company did not maintain effective controls to ensure that certain components of the liability, which may be settled by contributing the Company's equity interest of Pittsburgh Corning Europe, N.V. and assignment of rights to insurance proceeds, were appropriately recorded at fair value rather than book value as required by generally accepted accounting principles. This control deficiency resulted in the restatement of our annual consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 and the quarterly consolidated financial statements for each of the three quarterly periods in the years ended December 31, 2005 and 2004. Additionally, this control deficiency could result in a misstatement of our asbestos settlement charges and related liability that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

     (ii) The Company did not maintain effective controls over the completeness and accuracy of its equity investments. Specifically, the Company did not maintain effective controls to ensure that earnings of its equity investments were accurately and completely recorded. This control deficiency resulted in the restatement of our annual consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 and the quarterly consolidated financial statements for each of the three quarterly periods in the years ended December 31, 2005 and 2004. Additionally, this control deficiency could result in a misstatement of our investments and equity in earnings of affiliated companies that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Plan for Remediation of Material Weaknesses - We believe the steps described below, some of which have already been taken, will remediate the material weaknesses described above.

..    We have  enhanced the  procedures  and  documentation  associated  with the reconciliation of our PCC Asbestos Litigation liability in order to ensure that all components are included in the evaluation process and are accounted for in accordance with generally accepted accounting principles.
..    We have augmented the resources in our Accounting  Services department that will enable us to have a stronger segregation of duties associated with the reconciliation of the PCC Asbestos Litigation liability account to ensure
     1) the analysis and preparation of the reconciliation and 2) a detailed review of this work is done by separate individuals who have the requisite skill set and training.
..    We are in the process of updating our key controls  within the  Investments in Affiliates cycle to specifically address 1) our ability to achieve full inclusion of all less than 100% owned entities in our accounting analysis of Investments in Affiliates and 2) to ensure proper monitoring and accounting for these entities.
..    We  are  in  the  process  of  improving  our   investments  in  affiliates
     reconciliation procedures and documentation in order to ensure 1) the analysis and preparation of the reconciliation and 2) a detailed review of the reconciliation is done by separate individuals who have the requisite skill set and training.

As discussed above, since March 31, 2006, we are in the process of making improvements to our internal control over financial reporting that have a material effect, or are reasonably likely to materially affect, our internal control over financial reporting and anticipate the control deficiencies described above can be remediated on or before September 30, 2006.

(c)  Changes in internal control over financial reporting

No changes in the Company's internal control over financial reporting occurred during the quarter ending March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On March 28, 2003, we announced that we had reached agreement with the representatives of asbestos claimants for the settlement of all current and future asbestos claims against us and Pittsburgh Corning Corporation (PCC), which might arise from PCC products or operations. The proposed settlement, if the plan is approved and becomes effective, will require Corning to relinquish its equity interest in PCC, contribute its equity interest in Pittsburgh Corning Europe N.V. (PCE), a Belgian corporation, and contribute 25 million shares of Corning common stock. Corning also agreed to make cash payments with a value of $131 million, in March 2003, over six years from the effective date of the settlement. In addition, Corning will assign policy rights or proceeds under primary insurance from 1962 through 1984, as well as rights to proceeds under certain excess insurance, most of which falls within the period from 1962 through 1973. In return for these contributions, Corning expects to receive a release and an injunction channeling asbestos claims against it into a settlement trust under the PCC Plan.

Corning recorded an initial charge of $392 million in the period ending March 31, 2003 to reflect the settlement terms. However, the asbestos liability requires adjustment to fair value based upon movements in Corning's common stock price prior to the contribution of the shares to the trust and changes in the estimated fair value of the other components of the settlement offer.. Beginning with the first quarter of 2003 and through March 31, 2005, Corning recorded total net charges of $588 million to reflect the initial settlement, the movement in Corning's common stock price since March 31, 2003, and changes in the estimated fair value of the other components of the settlement offer.

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

ITEM 6.  EXHIBITS

   Exhibits

   Exhibit Number   Exhibit Name
   --------------   ------------

        10          Five-Year  Revolving Credit  Agreement with Citibank,  N.A.;
                    J.P. Morgan Chase Bank, N.A.; Bank of America, N.A.; Bank of Tokyo - Mitsubishi, Ltd.; Wachovia Bank, National Association; Barclays Bank PLC; and Deutsche Bank A.G. New York branch Dated March 17, 2005 (Incorporated by reference to Exhibit 10 of Corning's Form 10-Q filed April 26, 2005)

        12          Computation of Ratio of Earnings to Fixed Charges

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








                                            CORNING INCORPORATED
                                                (Registrant)






   May 9, 2006                              /s/ JAMES B. FLAWS
-----------------              ---------------------------------------------
      Date                                    James B. Flaws
                                 Vice Chairman and Chief Financial Officer
                                       (Principal Financial Officer)




   May 9, 2006                            /s/ KATHERINE A. ASBECK
-----------------              ---------------------------------------------
      Date                                  Katherine A. Asbeck
                                   Senior Vice President and Controller
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number      Exhibit Name
--------------      ------------

    10              Five-Year  Revolving Credit  Agreement with Citibank,  N.A.;
                    J.P. Morgan Chase Bank, N.A.; Bank of America, N.A.; Bank of Tokyo - Mitsubishi, Ltd.; Wachovia Bank, National Association; Barclays Bank PLC; and Deutsche Bank A.G. New York branch Dated March 17, 2005 (Incorporated by reference to Exhibit 10 of Corning's Form 10-Q filed April 26, 2005)

    12              Computation of Ratio of Earnings to Fixed Charges

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

                                                                     Exhibit 12
CORNING INCORPORATED AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(In millions, except ratios)

                                                      For the three months ended
                                                            March 31, 2005
                                                              (Restated)
                                                      --------------------------

Income before income taxes                                    $     101
Adjustments:
    Distributed income of equity investees                          143
    Fixed charges net of capitalized interest                        41
                                                              ---------

Income before taxes and fixed charges, as adjusted            $     285
                                                              =========

Fixed charges:
   Interest expense (a)                                       $      35
   Portion of rent expense which represents an
     appropriate interest factor (b)                                  6
   Capitalized interest                                               4
                                                              ---------

Total fixed charges                                                  45
Capitalized interest                                                 (4)
                                                              ---------

Total fixed charges, net of capitalized interest              $      41
                                                              =========

Ratio of earnings to fixed charges                                 6.3x
                                                              =========

(a) Interest expense includes amortization expense for capitalized interest and debt costs.
(b) One-third of net rent expense is the portion deemed representative of the interest factor.

                                                                    EXHIBIT 31.1

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302(A) OF

                         THE SARBANES-OXLEY ACT OF 2002

I, Wendell P. Weeks, certify that:

1. I have reviewed this amendment to quarterly report on Form 10-Q/A of Corning Incorporated;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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


Date: May 9, 2006


/s/   Wendell P. Weeks
      --------------------------------------
      Wendell P. Weeks
      President and Chief Executive Officer
      (Principal Executive Officer)

                                                                    EXHIBIT 31.2

     CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302(A) OF

                         THE SARBANES-OXLEY ACT OF 2002

I, James B. Flaws, certify that:

1. I have reviewed this amendment to quarterly report on Form 10-Q/A of Corning Incorporated;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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


Date: May 9, 2006


/s/   James B. Flaws
      -----------------------------------------
      James B. Flaws
      Vice Chairman and Chief Financial Officer
      (Principal Financial Officer)

                                                                      EXHIBIT 32

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


We, Wendell P. Weeks, President and Chief Executive Officer, and James B. Flaws, Vice Chairman and Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the amendment to Quarterly Report on Form 10-Q/A for the three-month period ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) that information contained in such Form 10-Q/A fairly presents in all material respects the financial condition and results of operations of Corning Incorporated.

Date: May 9, 2006



/s/   Wendell P. Weeks
      -----------------------------------------
      Wendell P. Weeks
      President and Chief Executive Officer


/s/   James B. Flaws
      -----------------------------------------
      James B. Flaws
      Vice Chairman and Chief Financial Officer